Form 10-Q
period 1998-06-30
PROFESSIONAL DETAILING INC
filed 1998-08-12
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-24249

                          PROFESSIONAL DETAILING, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                   22-2919486
    --------------------------------             -----------------------------
     (State or other jurisdiction                      (I.R.S. Employer
           of organization)                          Identification No.)

                              10 Mountainview Road
                      Upper Saddle River, New Jersey 07458
                     ---------------------------------------
                     (Address of principal executive office)

                                 (201) 258-8450
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of August 11, 1998 the Registrant had a total of 10,684,562 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                          PROFESSIONAL DETAILING, INC.

PART 1. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.    Financial Statements...........................................

           Balance Sheets
           June 30, 1998 and December 31, 1997............................   3

           Statements of Operations -- Three and
           Six Months Ended June 30, 1998 and 1997........................   4

           Statements of Cash Flows -- Six Months
           Ended June 30, 1998 and 1997...................................   5

           Notes to Financial Statements..................................   6

Item 2.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations...........................   9

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings ..............................  Not Applicable
Item 2.    Changes in Securities and Use of Proceeds......................  15
Item 3.    Default Upon Senior Securities..................  Not Applicable
Item 4.    Submission of Matters to a Vote of
              Security Holders.............................  Not Applicable
Item 5.    Other Information...............................  Not Applicable

SIGNATURES................................................................  17

                          PROFESSIONAL DETAILING, INC.
                                 BALANCE SHEETS

                                                                        As Of
                                                             ---------------------------
                                                              December 31,     June 30,
                                                                 1997            1998
                                                                 ----            ----
                                                                             (unaudited)
Assets
Current assets:
Cash and cash equivalents .................................  $  5,759,918   $ 51,882,830
Contract payments receivable ..............................     2,073,356      8,488,406
Unbilled costs and accrued profits on contracts in progress     3,332,766          5,891
Receivable from affiliate, net ............................        27,161             --
Deferred training .........................................       407,255      1,692,832
Other current assets ......................................       297,032      1,163,464
                                                             ------------   ------------
        Total current assets ..............................    11,897,488     63,233,423
Net property, plant & equipment ...........................       547,377      2,006,386
                                                             ------------   ------------
Total assets ..............................................  $ 12,444,865   $ 65,239,809
                                                             ============   ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable ..........................................  $    473,832   $  1,421,906
Payable to affiliate, net .................................            --        172,242
Note payable ..............................................        68,365             --
Accrued incentives ........................................     2,806,839      3,769,086
Accrued salaries and wages ................................     1,417,789      1,671,950
Unearned contract revenue .................................     6,635,769     11,293,916
Other accrued expenses ....................................     2,117,330      2,125,389
                                                             ------------   ------------
        Total current liabilities .........................    13,519,924     20,454,489
                                                             ------------   ------------

Shareholders' equity:
Common Stock, $.01 par value; 30,000,000 shares
    authorized;  shares issued and outstanding,
    1997 - 7,464,562 and June 30, 1998 - 10,684,562 .......        74,646        106,846
Additional paid-in capital ................................     4,193,852     46,515,764
Retained deficit ..........................................    (5,241,735)      (330,107)
Deferred compensation .....................................      (101,822)       (79,189)
Loan to officer ...........................................            --     (1,427,994)
                                                             ------------   ------------
        Total shareholders' equity (deficit) ..............    (1,075,059)    44,785,320
                                                             ------------   ------------
Total liabilities & shareholders' equity ..................  $ 12,444,865   $ 65,239,809
                                                             ============   ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                        ---------------------------   --------------------------
                                                             1997           1998           1997          1998
                                                             ----           ----           ----          ----
Revenue ..............................................  $ 12,500,540   $ 22,128,797   $ 22,481,035   $45,579,016
Program expenses, (including related party
  amounts of $363,882 and $482,518 for
  the quarter ended June 30, 1997 and 1998,
  and $774,373 and $1,015,948 for the six
  months ended June 30, 1997 and 1998) ...............    10,457,269     17,832,898     19,044,422    33,793,435
                                                         -----------   ------------   ------------   -----------
Gross profit .........................................     2,043,271      4,295,899      3,436,613    11,785,581
Compensation expense .................................     1,224,697      2,272,820      2,519,315     4,270,131
Bonus to majority shareholder ........................       560,750             --      1,121,500            --
Stock grant expense ..................................            --             --      4,470,000            --
Other general, selling, and administrative expenses ..       632,611        858,905      1,318,544     1,460,708
                                                        ------------   ------------   ------------   -----------
Total general, selling and administrative expenses ...     2,418,058      3,131,725      9,429,359     5,730,839
                                                        ------------   ------------   ------------   -----------
Operating income (loss) ..............................      (374,787)     1,164,174     (5,992,746)    6,054,742
Other income, net ....................................        38,067        464,511         48,936       554,385
                                                        ------------   ------------   ------------   -----------
Income (loss) before provision for income taxes ......      (336,720)     1,628,685     (5,943,810)    6,609,127
Provision for income taxes ...........................            --         35,201             --        35,201
                                                        ------------   ------------   ------------   -----------
Net income (loss) ....................................  $   (336,720)  $  1,593,484   $ (5,943,810)  $ 6,573,926
                                                        ============   ============   ============   ===========
Basic net income (loss) per share ....................  $      (0.05)  $       0.18   $      (0.80)  $      0.80
                                                        ============   ============   ============   ===========
Diluted net income (loss) per share ..................  $      (0.05)  $       0.18   $      (0.80)  $      0.80
                                                        ============   ============   ============   ===========
Basic weighted average number
  of shares outstanding ..............................     7,464,562      8,872,254      7,464,562     8,168,408
                                                        ============   ============   ============   ===========
Diluted weighted average number
  of shares outstanding ..............................     7,464,562      8,984,372      7,464,562     8,254,678
                                                        ============   ============   ============   ===========

Pro forma data (see note 3)
Income (loss) before provision for taxes .............  $   (336,720)  $  1,628,685   $ (5,943,810)  $ 6,609,127
Pro forma provision for income tax ...................            --        651,474             --     2,643,651
                                                        ------------   ------------   ------------   -----------

Pro forma net income (loss) ..........................  $   (336,720)  $    977,211   $ (5,943,810)  $ 3,965,476
                                                        ============   ============   ============   ===========

Pro forma basic net income (loss) per share ..........  $      (0.05)  $      (0.11)  $      (0.80)  $      0.49
                                                        ============   ============   ============   ===========
Pro forma diluted net income (loss) per share ........  $      (0.05)  $      (0.11)  $      (0.80)  $      0.48
                                                        ============   ============   ============   ===========
Pro forma basic weighted average
  number of shares outstanding .......................     7,464,562      8,872,254      7,464,562     8,168,408
                                                        ============   ============   ============   ===========
Pro forma diluted weighted average
  number of shares outstanding .......................     7,464,562      8,984,372      7,464,562     8,254,678
                                                        ============   ============   ============   ===========

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                                1997          1998
                                                                ----          ----
Cash Flows From Operating Activities
  Net income (loss) from operations .....................  $(5,943,810)  $  6,573,926
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
  Depreciation ..........................................       53,519        115,697
  Non-cash compensation expense - stock grant to
    officer .............................................    4,050,000             --
  Deferred compensation .................................       19,393         22,633
  Other changes in assets and liabilities:
    (Increase) decrease in contract payments receivable .   (4,844,154)    (6,415,049)
    (Increase) decrease in unbilled costs ...............     (544,951)     3,326,875
    (Increase) decrease in deferred training ............     (229,519)    (1,285,577)
    (Increase) decrease in other current assets .........     (106,089)      (866,432)
    Increase (decrease) in accounts payable .............     (563,822)       948,074
    Increase (decrease) in  accounts payable to affiliate        6,453        199,403
    Increase (decrease) in accrued liabilities ..........    1,374,706      1,224,467
    Increase (decrease) in unearned contract revenue ....    5,837,351      4,658,147
                                                           -----------   ------------
      Net cash provided by (used in) operating activities     (890,923)     8,502,164
                                                           -----------   ------------

Cash Flows Used In Investing Activities
    Purchase of property and equipment ..................     (102,543)    (1,574,707)
                                                           -----------   ------------
      Net cash used in investing activities .............     (102,543)    (1,574,707)
                                                           -----------   ------------
Cash Flows Provided By (Used In) Financing Activities
    Proceeds from issuance of note payable ..............      100,000             --
    Payments on note payable ............................      (16,053)       (68,365)
    Distributions to S Corporation shareholders .........           --     (5,846,325)
    Net proceeds from the issuance of common stock ......           --     46,538,139
    Loan to shareholder .................................           --     (1,427,994)
                                                           -----------   ------------
      Net cash provided by (used in) financing activities       83,947     39,195,455
                                                           -----------   ------------

Net increase (decrease) in cash and cash equivalents ....     (909,519)    46,122,912

Cash and cash equivalents - beginning ...................    2,403,011      5,759,918
                                                           -----------   ------------

Cash and cash equivalents - ending ......................  $ 1,493,492   $ 51,882,830
                                                           ===========   ============
Cash paid for interest ..................................  $     3,511   $      2,339
                                                           ===========   ============

    The accompanying notes are an integral part of these financial statements

                          Professional Detailing, Inc.
                      Notes to Interim Financial Statements
                                   (unaudited)

1. Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of Professional Detailing, Inc. (the "Company") and related notes as included in the Company's Prospectus dated May 19, 1998 (the "Prospectus") filed with the Securities and Exchange Commission in conjunction with the Company's initial public offering. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2. Initial Public Offering of Common Stock

      On May 19, 1998, the Company completed its initial public offering (the "IPO") of 3,220,000 shares of Common Stock (including 420,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price per share of $16.00. Net proceeds to the Company after expenses of the IPO were approximately $46.5 million. As disclosed in the Prospectus, the Company made a distribution of $5.8 million to the S Corporation shareholders, representing shareholders' equity of the Company as of March 31, 1998 plus the earnings of the Company from April 1, 1998 to May 18, 1998.

      The Company was subject to taxation under Subchapter S of the Internal Revenue Code. Certain events, including the Offering, automatically terminated the Company's S Corporation status thereby subjecting the Company to Federal and state income taxes. The net deferred income tax liability recorded as a one time income tax provision for the three months ended June 30, 1998, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which represents the tax effect of the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities as of the termination of the S Corporation status, was immaterial.

3. Pro Forma Information

      As a result of the termination of its status as an S Corporation, the Company is subject to Federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of income for the three and six months ended June 30, 1998 and 1997 include a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C Corporation for the entire period based on the tax laws in effect during the respective periods. The pro forma adjustment for income taxes does not include the one-time tax provision related to the recognition of the net deferred tax liability recorded by the Company upon terminating its S Corporation status.

4. Historical and Pro Forma Basic and Diluted Net Income (Loss) Per Share

      Historical and Pro Forma basic and diluted net income (loss) per share was calculated based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three month and six month periods ended June 30, 1998 and 1997 is as follows:

                                           Three Months Ended      Six Months Ended
                                                 June 30,              June 30,
                                          -----------------------------------------
                                             1998       1997       1998       1997
                                             ----       ----       ----       ----

Average shares outstanding - basic .....  8,872,254  7,464,562  8,168,408  7,464,562

Dilutive effect of stock options .......    112,118         --     86,270         --
                                          ---------  ---------  ---------  ---------

Average shares outstanding - diluted ...  8,984,372  7,464,562  8,254,678  7,464,562
                                          =========  =========  =========  =========

For the three and six month periods ended June 30, 1997, outstanding options to purchase 67,181 shares of common stock with an exercise price of $1.61 per share have not been included in the computation of historical and pro forma net loss per share because to do so would have been antidilutive.

5. New Accounting Pronouncements

      The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. As the Company does not enter into transactions involving derivative instruments, the Company does not believe that the adoption of this new statement will have a material effect on the Company's financial statements.

      In the second quarter of 1998, the Accounting Standard Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on financial reporting of start-up costs and organizational costs. This Statement of Position is effective for financial statements for fiscal years beginning after December 15, 1998. This Statement of Position requires start-up costs to be expensed as incurred. The Company does not believe that the adoption of this Statement of Position will have a material impact on the Company's financial statements.

6. Stock Option Grants

During the second quarter of 1998, the Company granted 345,168 incentive stock options to its employees and 22,500 non-qualified stock options to its directors at an exercise price of $16.00 per share, the fair market value of such stock options on the date of grant. The grant was made pursuant to the Company's 1998 Stock Option Plan. One third of the employees' options will vest and become exercisable on each of May 18, 1999, 2000 and 2001. The directors' options vest and become exercisable one third on the date of grant, and one third on each of May 19, 1999 and 2000. All stock options granted during the second quarter of 1998 will expire on May 18, 2008.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded by the Company or any other person that the objectives and plans of the Company will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Risk Factors," Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," found in the Company's Prospectus, dated May 19, 1998, relating to its initial public offering of Common Stock (the "IPO"), as filed with the Securities and Exchange Commission.

GENERAL

      Professional Detailing, Inc. (the "Company" or "PDI") is a leading provider of comprehensive customized sales solutions on an outsourced basis to the United States pharmaceutical industry. The Company's primary objective is to enhance its leadership position in the growing contract sales organization ("CSO") industry and to become the premier supplier of comprehensive sales solutions to the pharmaceutical industry and other segments of the healthcare market. The Company has demonstrated strong internal growth generated by securing new business from leading pharmaceutical companies and by renewing and expanding programs with existing clients. PDI is engaged by its clients to design and implement customized product detailing programs for both prescription and OTC pharmaceutical products, and believes that it is one of the largest CSOs operating in the United States measured both by revenue and number of sales representatives used in programs. The Company has financed its growth primarily with cash generated from operations.

      Given the Company's customized approach to its business, the Company utilizes a variety of contract structures with its clients. Generally, contracts provide for a fee to be paid based on the

Company delivering a specified package of services. Contracts typically include performance benchmarks, such as a minimum number of sales representatives or a minimum number of calls. Under certain contracts, the Company may be entitled to additional compensation based upon the success of the program and/or subject to penalties for failing to meet stated performance benchmarks. In addition, contracts typically provide that the Company is entitled to a fee for each sales representative hired by the client during or at the conclusion of a program.

      Revenue is earned primarily by performing services under contracts and is recognized as the services are performed and the right to receive payment for such service is assured. Program expenses consist primarily of the costs associated with the execution of a detailing program. Such expenses include personnel costs and the initial direct costs associated with staffing a program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and managers who are directly responsible for the rendering of services in connection with a particular program. Initial direct program costs are those costs associated with initiating a program, such as recruiting, hiring and training sales representatives who staff a particular program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred. Training costs include costs of training the sales representatives and managers on a particular program. Training costs are deferred and amortized on a straight-line basis over the shorter of (i) the life of the contract to which they relate, or (ii) 12 months. The Company may incur significant initial direct costs prior to recognizing revenue under a particular contract.

      General, selling and administrative expense include compensation expense, bonus to majority shareholder, stock grant expense and other general, selling and administrative expenses. Compensation expense consists primarily of salaries and related fringe benefits for senior management and other administrative, marketing, finance, information technology, recruiting and human resources personnel who are not directly involved with the execution of a particular program. Bonus to majority shareholder reflects the cash bonus paid to the Company's majority shareholder and Chairman of the Board, John P. Dugan. The Company will not pay bonuses to Mr. Dugan in any future periods. Stock grant expense reflects the non-cash, non-recurring charges related to the grant of 1,119,684 shares of Common stock to the Company's President and Chief Executive Officer, Charles T. Saldarini. Finally, other general, selling and administrative expenses include corporate overhead such as facilities costs, depreciation and amortization expenses and professional services fees.

      The Company's growth strategy emphasizes: (i) enhancing its leadership position in the growing CSO market by maintaining its historic focus on high-quality contract sales services and by continuing to build and invest in the Company's core competencies and operations; (ii) expanding both its relationship with existing clients and its selling efforts to capture new clients; (iii) offering additional promotional, marketing and educational services and further developing its existing detailing services; (iv) entering new geographic markets; and (v) investigating and pursuing appropriate acquisitions of detailing or detailing-related companies.

      The Company completed an initial public offering of 2,800,000 shares of its common stock at $16.00 per share on May 19, 1998. Additionally, 420,000 shares of common stock were purchased from the Company at $16.00 per share by the underwriters upon exercise of an over-allotment option. The net proceeds to the Company, after deducting underwriting discounts and estimated expenses, were approximately $46.5 million. The Company also granted 367,668 stock options on May 18, 1998 to officers, directors and key employees in accordance with its 1998 Stock Option Plan. Additionally, the Company made $5.8 million of distributions to the S Corporation shareholders, representing shareholders' equity of the Company as of March 31, 1998 plus the earnings of the Company from April 1, 1998 to May 18, 1998.

      Prior to its IPO, the Company was an S Corporation and not subject to Federal or New Jersey state income taxes other than a New Jersey state corporate tax of approximately 2%. Accordingly, during such period the net income of the Company has been reported by and taxed directly to the Company's shareholders, rather than the Company. Pro forma net income has been computed as if the Company had been subject to Federal and state corporate income taxes based on the tax laws in effect during the representative periods.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                                Three Months Ended    Six Months Ended
                                                      June 30,            June 30,
                                                ------------------  --------------------
                                                   1997     1998       1997     1998
                                                   ----     ----       ----     ----

Revenue ......................................    100.0%   100.0%     100.0%   100.0%
Program expenses .............................     83.7     80.6       84.7     74.1
                                                  -----    -----      -----    -----
Gross profit .................................     16.3     19.4       15.3     25.9
Compensation expense .........................      9.8     10.2       11.2      9.4
Bonus to majority shareholder ................      4.5       --        5.0       --
Stock grant expense ..........................       --       --       19.9       --
Other general, selling, &
  administrative expenses ....................      5.0      3.9        5.9      3.2
Total general, selling &
  administrative expenses ....................     19.3     14.1       42.0     12.6
                                                  -----    -----      -----    -----
Operating income (loss) ......................     (3.0)     5.3      (26.7)    13.3
Other income, net ............................      0.3      2.1        0.2      1.2
                                                  -----    -----      -----    -----
Income before provision for taxes ............     (2.7)     7.4      (26.5)    14.5
Provision for income taxes ...................       --      0.2         --      0.1
                                                  -----    -----      -----    -----
Net Income (loss) ............................     (2.7)%    7.2%     (26.5)%   14.4%
                                                  =====    =====      =====    =====

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

      Revenue. Revenue for the quarter ended June 30, 1998 was $22.1 million, an increase of approximately 77.0% over revenue of $12.5 million for the quarter ended June 30, 1997. The increase in revenue for the quarter ended June 30, 1998 was generated primarily from an expansion of the Company's client base and the number of contracts awarded, an increase in average contract size, and the expansion of services provided to clients.

      Program expenses. Program expenses for the quarter ended June 30, 1998 were $17.8 million, an increase 70.5% over program expenses of $10.5 million for the quarter ended June 30, 1997. As a percentage of revenue, program expenses decreased to 80.6% in the second quarter of 1998 from 83.7% in the second quarter of 1997. This decrease was primarily attributable to the Company continuing to achieve greater efficiencies in executing its programs.

      Compensation expense. Compensation expense for the quarter ended June 30, 1998 was $2.3 million compared to $1.2 million for the quarter ended June 30, 1997. As a percentage of revenue, compensation expense increased to 10.2% in the second quarter of 1998 from 9.8% in the comparable 1997 period. This percentage increase is primarily attributable to additional hirings in connection with infrastructure expansion including in the areas of Business Development, Training and Information Technology.

      Bonus to majority shareholder. In 1997, the Company paid a bonus of $2.2 million to its majority shareholder of which $561,000 was charged to the quarter ended June 30, 1997. No such bonus is anticipated to be paid in 1998.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the quarter ended June 30, 1998 were $859,000, compared to $633,000 for the quarter ended June 30, 1997. As a percentage of revenue, other general, selling and administrative expenses decreased to 3.9% in the second quarter of 1998 from 5.0% in the comparable 1997 period. This percentage decline reflects the spreading of other general, selling and administrative expenses over a larger base of revenue. The Company moved to its new headquarters in May 1998; the larger rental costs associated with these facilities will increase the expenses in this category in future periods. However, as a percentage of revenue, it is not expected to have a material effect.

      Operating income (loss). Operating income for the quarter ended June 30, 1998 was $1.2 million compared to an operating loss of $375,000 for the quarter ended June 30, 1997. Before bonus to majority shareholder, the operating income for the quarter ended June 30, 1997 was $186,000 or 1.5% of revenue. As a percentage of revenue, operating income for the second quarter of 1998 was 5.3%.

      Other income, net. Other income consists primarily of income earned on the Company's cash and cash equivalents. Other income for the quarter ended June 30, 1998 was $465,000, compared to other income of $38,000 for the quarter ended June 30, 1997. The increase is primarily due to the investment of the net proceeds of the IPO.

      Income tax provision. Income taxes for the three months ended June 30, 1998 consisted of federal and state corporate income taxes on the portion of the Company's taxable income arising after the termination of the S Corporation status, a provision for New Jersey state corporate tax of approximately 2% on the Corporation's earnings during the period in which it qualified as an S Corporation, and a one time tax provision related to the recognition of the net deferred tax liability recorded by the Company upon terminating its S Corporation status. The Company expects its effective tax rate to approximate 40% in future periods.

      Pro forma net income (loss). Pro forma net income for the quarter ended June 30, 1998 was $977,000 compared to a pro forma net loss of $337,000 for the quarter ended June 30, 1997. Pro forma net income (loss) for both periods assumes the Company was taxed for Federal and state corporate income tax purposes as a C Corporation. The pro forma effective tax rate for the quarter ended June 30, 1998 was 40%.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

      Revenue. Revenue for the six months ended June 30, 1998 was $45.6 million, an increase of approximately 102.7% over revenue of $22.5 million for the six months ended June 30, 1997. The increase in revenue for the six months ended June 30, 1998 was generated primarily from an expansion of the Company's client base and the number of contracts awarded, an increase in average contract size, and the expansion of services provided to clients.

      Program expenses. Program expenses for the six months ended June 30, 1998 were $33.8 million, an increase 77.4% over program expenses of $19.0 million for the six months ended June 30, 1997. As a percentage of revenue, program expenses decreased to 74.1% in the first half of 1998 from 84.7% in the first half of 1997. A significant portion of this decrease is attributable to the fact that certain costs associated with the initiation of programs scheduled to begin in the first half of 1998 were expensed as incurred in the fourth quarter of 1997. Additionally, the Company benefited from providing ancillary services to several clients; these services typically have higher margins than the Company's standard programs. Also, the Company achieved greater than normal efficiencies on several other programs.

      Compensation expense. Compensation expense for the six months ended June 30, 1998 was $4.3 million compared to $2.5 million for the six months ended June 30, 1997. As a percentage of revenue, compensation expense decreased to 9.4% in the first six months of 1998 from 11.2% in the comparable 1997 period. This percentage decrease resulted primarily from the spreading of management and administrative compensation expense over a larger base of revenue, slightly offset by the Company's continued investments in its infrastructure.

      Bonus to majority shareholder. In 1997, the Company paid a bonus of $2.2 million to its majority shareholder of which $1.1 million was charged to the six months ended June 30, 1997. No such bonus is anticipated to be paid in 1998.

      Stock grant expense. There were no stock option grants which generated compensation expense in the first half of 1998. In the first half of 1997, the Company incurred a non-recurring, non-cash charge of $4.5 million related to stock issued to Charles T. Saldarini, the Company's President and Chief Executive Officer.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the six months ended June 30, 1998 were $1.5 million, compared to $1.3 million for the six months ended June 30, 1997. As a percentage of revenue, other general, selling and administrative expenses decreased to 3.2% in the first half of 1998 from 5.9% in the comparable 1997 period. This percentage decline reflects the spreading of other general, selling and administrative expenses over a larger base of revenue.

      Operating income (loss). Operating income for the six months ended June 30, 1998 was $6.1 million compared to an operating loss of $6.0 million for the six months ended June 30, 1997. Before bonus to majority shareholder and stock grant expense, both of which were non-recurring expenses, the operating loss for the six months ended June 30, 1997 was $401,000. As a percentage of revenue, operating income for the first half of 1998 was 13.3%.

      Other income, net. Other income consists primarily of income earned on the Company's cash and cash equivalents. Other income for the six months ended June 30, 1998 was $554,000, compared to other income of $49,000 for the six months ended June 30, 1997. The increase is primarily due to the investment of the net proceeds of the IPO.

      Income tax provision. Income taxes for the six months ended June 30, 1998 consisted of Federal and state corporate income taxes on the portion of the Company's taxable income arising after the termination of the S Corporation status, a provision for New Jersey state corporate tax of approximately 2% on the Corporation's earnings during the period in which it qualified as an S

Corporation, and a one time tax provision related to the recognition of the net deferred tax liability recorded by the Company upon terminating its S Corporation status. The Company expects its effective tax rate to approximate 40% in future periods.

      Pro forma net income (loss). Pro forma net income for the six months ended June 30, 1998 was $4.0 million as compared to a pro forma net loss of $5.9 million for the six months ended June 30, 1997. Pro forma net income (loss) for both periods assumes the Company was taxed for Federal and state income tax purposes as a C Corporation. The pro forma effective tax rate for the six months ended June 30, 1998 is 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1998, the Company had $51.9 million of cash and cash equivalents and no bank indebtedness. As of June 30, 1998, working capital was $42.8 million. In May 1998, the Company completed an initial public offering of its common stock. Net proceeds to the Company from the offering, after expenses, were approximately $46.5 million.

      For the six months ended June 30, 1998, cash provided from operating activities was $8.5 million compared to cash used in operating activities of $891,000 for the same period in 1997. The main component of cash provided from operating activities for the six months ended June 30, 1998 was net income from operations of $6.6 million. Prior to the IPO, the Company's principal source of funds had been cash flow from operations. Contracts generally provide for advance payments which typically fund the initial costs of a program. Furthermore, the balances in certain current asset and current liability accounts may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues. Accordingly, contract payments receivable increased by $6.4 million from December 31, 1997 to June 30, 1998 because significant periodic payments for several contracts were scheduled towards the end of the second quarter. Some of these invoices resulted in an increase of $4.6 million in unearned contract revenue. Also, unbilled costs decreased by $3.3 million during the same period because contract terms provided for the billing of substantially all services performed through June 30, 1998.

      Cash used in investing activities consisted entirely of the purchases of property and equipment of $1.6 million.

      Cash provided by financing activities for the six months ended June 30, 1998 consisted of net proceeds of $46.5 million from the IPO, offset partially by $5.8 million of distributions to the S Corporation shareholders, representing shareholders' equity of the Company as of March 31, 1998 plus the earnings of the Company from April 1, 1998 to May 18, 1998. Additionally, the Company made a loan of $1.4 million to its President and Chief Executive Officer in April 1998.

      The Company presently believes that its cash and cash equivalents, future cash flows generated from operations, and borrowings available under its line of credit agreement will be sufficient to meet its foreseeable operating and capital requirements. As part of the Company's plan for the use of the proceeds from the Offering, the Company will be evaluating and reviewing acquisition candidates in the ordinary course of business.

Part II - Other Information

Item 1 - Not Applicable

Item 2 - Changes in Securities and Use of Proceeds On May 19, 1998, the Company completed its initial public offering (the "IPO") of 3,220,000 shares of Common Stock (including 420,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price per share of $16.00. Net proceeds to the Company after expenses of the IPO were approximately $46.5 million.

(1)        Effective date of Registration Statement: May 19, 1998 (File No.
           333-46321).

(2)        The Offering commenced on May 19, 1998 and was consummated on May 22,
           1998.

(3)        Not applicable.

(4)(i)     All securities registered in the Offering were sold.

(4)(ii) The managing underwriters of the Offering were Morgan Stanley Dean Witter, William Blair & Company and Hambrecht & Quist.

(4)(iii)   Common Stock, $.01 par value

(4)(iv)    Amount registered and sold:  3,220,000 shares

           Aggregate purchase price:  $51,520,000

           All shares were sold for the account of the Issuer.

(4)(v) $3,606,400 in underwriting discounts and commissions were paid to the underwriters. $1,375,000 of other expenses were incurred, including estimated expenses.

(4)(vi)    $46,538,600 of net Offering proceeds to the Issuer.

(4)(vii)   Use of Proceeds:

           $46,538,000 temporary investments with maturities of three months or less as of June 30, 1998.

Item 3 - 5 - Not Applicable

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 11, 1998                          PROFESSIONAL DETAILING, INC.


                                             By: /s/ Charles T. Saldarini
                                                 -------------------------------
                                                 Charles T. Saldarini, President
                                                 and Chief Executive Officer


                                             By: /s/ Brian C. Boyle
                                                 -------------------------------
                                                 Brian C. Boyle
                                                 Chief Financial and Accounting
                                                 Officer