Form 10-Q
period 1998-09-30
PROFESSIONAL DETAILING INC
filed 1998-11-12
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------
Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-24249

                          PROFESSIONAL DETAILING, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                           22-2919486
---------------------------                           ------------------------
     (State or other                                     (I.R.S. Employer
       jurisdiction                                     Identification No.)
     of organization)

                              10 Mountainview Road
                      Upper Saddle River, New Jersey 07458
                      ------------------------------------
                     (Address of principal executive office)

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

                               Yes |X|      No |_|

As of November 10, 1998 the Registrant had a total of 10,689,562 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                          PROFESSIONAL DETAILING, INC.

PART 1. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.       Financial Statements

              Balance Sheets
              December 31, 1997 and September 30, 1998...................     3

              Statements of Operations -- Three and
              Nine Months Ended September 30, 1997 and 1998..............     4

              Statements of Cash Flows -- Nine Months
              Ended September 30, 1997 and 1998..........................     5

              Notes to Financial Statements..............................     6

Item 2.       Management's Discussion and Analysis of Financial
              Conditions and Results of Operations.......................     9

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds..................    16

SIGNATURES    ...........................................................    18

                          PROFESSIONAL DETAILING, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                                                           As Of
                                                               ----------------------------
                                                               December 31,    September 30,
                                                                   1997            1998
                                                                   ----            ----
Assets
Current assets:
Cash and cash equivalents ..................................   $  5,759,918    $ 54,316,486
Short-term investments .....................................             --       1,000,000
Contract payments receivable ...............................      2,073,356       5,813,967
Unbilled costs and accrued profits on contracts in
   progress ................................................      3,332,766           5,921
Receivable from affiliate, net .............................         27,161              --
Deferred training ..........................................        407,255       1,104,882
Other current assets .......................................        297,032         757,750
                                                               ------------    ------------
       Total current assets ................................     11,897,488      62,999,006
Net property, plant & equipment ............................        547,377       2,083,202
                                                               ------------    ------------
Total assets ...............................................   $ 12,444,865    $ 65,082,208
                                                               ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable ...........................................   $    473,832    $  1,057,311
Payable to affiliate, net ..................................             --         189,005
Note payable ...............................................         68,365              --
Accrued incentives .........................................      2,806,839       5,333,854
Accrued salaries and wages .................................      1,417,789       2,232,412
Unearned contract revenue ..................................      6,635,769       6,689,444
Other accrued expenses .....................................      2,117,330       3,396,644
                                                               ------------    ------------
       Total current liabilities ...........................     13,519,924      18,898,670
                                                               ------------    ------------

Shareholders' equity:
Common stock, $.01 par value; 30,000,000 shares
   authorized; shares issued and outstanding,
   1997 - 7,464,562 and September 30, 1998 - 10,684,562 ....         74,646         106,846
Additional paid-in capital .................................      4,193,852      46,501,949
Retained earnings (deficit) ................................     (5,241,735)      1,070,610
Deferred compensation ......................................       (101,822)        (67,873)
Loan to officer ............................................             --      (1,427,994)
                                                               ------------    ------------
       Total shareholders' equity (deficit) ................     (1,075,059)     46,183,538
                                                               ------------    ------------
Total liabilities & shareholders' equity ...................   $ 12,444,865    $ 65,082,208
                                                               ============    ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                     ---------------------------   ----------------------------
                                                         1997           1998           1997            1998
                                                         ----           ----           ----            ----
Revenue ..........................................   $ 15,736,652   $ 24,608,978   $ 38,217,688    $ 70,187,995
Program expenses (including related party
   amounts of $331,823 and $480,501 for
   the quarters ended September 30, 1997 and 1998,
   and $1,106,197 and $1,496,449 for the nine
   months ended September 30, 1997 and 1998) .....     11,509,197     19,162,103     30,553,620      52,955,538
                                                     ------------   ------------   ------------    ------------
Gross profit .....................................      4,227,455      5,446,875      7,664,068      17,232,457
Compensation expense .............................      1,260,958      2,511,593      3,780,273       6,781,724
Bonus to majority shareholder ....................        560,750             --      1,682,250              --
Stock grant expense ..............................             --             --      4,470,000              --
Other general, selling, and administrative
   expenses ......................................        744,134      1,389,550      2,062,679       2,850,258
                                                     ------------   ------------   ------------    ------------
Total general, selling and administrative
   expenses ......................................      2,565,842      3,901,143     11,995,202       9,631,982
                                                     ------------   ------------   ------------    ------------
Operating income (loss) ..........................      1,661,613      1,545,732     (4,331,134)      7,600,475
Other income, net ................................         60,807        788,796        109,744       1,343,181
                                                     ------------   ------------   ------------    ------------
Income (loss) before provision for income taxes ..      1,722,420      2,334,528     (4,221,390)      8,943,656
Provision for income taxes .......................             --        933,811             --         969,013
                                                     ------------   ------------   ------------    ------------
Net income (loss) ................................   $  1,722,420   $  1,400,717   $ (4,221,390)   $  7,974,643
                                                     ============   ============   ============    ============
Basic net income (loss) per share ................   $       0.23   $       0.13   $      (0.57)   $       0.89
                                                     ============   ============   ============    ============
Diluted net income (loss) per share ..............   $       0.23   $       0.13   $      (0.57)   $       0.88
                                                     ============   ============   ============    ============
Basic weighted average number
   of shares outstanding .........................      7,464,562     10,684,562      7,464,562       9,007,126
                                                     ============   ============   ============    ============
Diluted weighted average number
   of shares outstanding .........................      7,464,562     10,857,585      7,464,562       9,122,128
                                                     ============   ============   ============    ============
Pro forma data (see note 3)
Income (loss) before provision for taxes .........   $  1,722,420                  $ (4,221,390)      8,943,656
Pro forma provision for income tax ...............             --                            --       3,577,462
                                                     ------------                  ------------    ------------
Pro forma net income (loss) ......................   $  1,722,420                  $ (4,221,390)   $  5,366,194
                                                     ============                  ============    ============
Pro forma basic net income (loss) per share ......   $       0.23                  $      (0.57)   $       0.60
                                                     ============                  ============    ============
Pro forma diluted net income (loss) per share ....   $       0.23                  $      (0.57)   $       0.59
                                                     ============                  ============    ============
Pro forma basic weighted average
   number of shares outstanding ..................      7,464,562                     7,464,562       9,007,126
                                                     ============                  ============    ============
Pro forma diluted weighted average
   number of shares outstanding ..................      7,464,562                     7,464,562       9,122,128
                                                     ============                  ============    ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                 ----------------------------
                                                                     1997            1998
                                                                     ----            ----
Cash Flows From Operating Activities

Net income (loss) from operations ............................   $ (4,221,390)   $  7,974,643
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation ..........................................         90,271         210,528
       Non-cash compensation expense - stock grant
          to officer .........................................      4,050,000              --
       Deferred compensation .................................         30,710          33,949
     Other changes in assets and liabilities:
       (Increase) decrease in contract payments receivable ...     (1,110,928)     (3,740,611)
       (Increase) decrease in unbilled costs .................       (440,247)      3,326,845
       (Increase) decrease in deferred training ..............       (375,872)       (697,627)
       (Increase) decrease in other current assets ...........        234,963        (460,718)
       Increase (decrease) in accounts payable ...............       (368,138)        583,479
       Increase (decrease) in accounts payable to affiliate ..        490,467         216,166
       Increase (decrease) in accrued liabilities ............      3,015,498       4,620,952
       Increase (decrease) in unearned contract revenue ......      2,348,764          53,675
                                                                 ------------    ------------
Net cash provided by operating activities ....................      3,744,098      12,121,281
                                                                 ------------    ------------
Cash Flows From Investing Activities
       Purchase of short-term investments ....................             --      (1,000,000)
       Purchase of property and equipment ....................       (147,311)     (1,746,353)
                                                                 ------------    ------------
Net cash used in investing activities ........................       (147,311)     (2,746,353)
                                                                 ------------    ------------
Cash Flows From Financing Activities
       Proceeds from issuance of note payable ................        100,000              --
       Payments on note payable ..............................        (23,765)        (68,365)
       Distributions to S Corporation shareholders ...........             --      (5,846,325)
       Net proceeds from the issuance of common stock ........             --      46,524,324
       Loan to shareholder ...................................             --      (1,427,994)
                                                                 ------------    ------------
Net cash provided by financing activities ....................         76,235      39,181,640
                                                                 ------------    ------------
Net increase in cash and cash equivalents ....................      3,673,022      48,556,568

Cash and cash equivalents - beginning ........................      2,403,011       5,759,918
                                                                 ------------    ------------
Cash and cash equivalents - ending ...........................   $  6,076,033    $ 54,316,486
                                                                 ============    ============

    The accompanying notes are an integral part of these financial statements

                          Professional Detailing, Inc.
                      Notes to Interim Financial Statements
                                   (unaudited)

1. Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of Professional Detailing, Inc. (the "Company") and related notes as included in the Company's Prospectus dated May 19, 1998 (the "Prospectus") filed with the Securities and Exchange Commission in conjunction with the Company's initial public offering. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2. Initial Public Offering of Common Stock

      On May 19, 1998, the Company completed its initial public offering (the "IPO") of 3,220,000 shares of Common Stock (including 420,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price per share of $16.00. Net proceeds to the Company after expenses of the IPO were approximately $46.5 million. As disclosed in the Prospectus, the Company made a distribution of $5.8 million to the S Corporation shareholders, representing shareholders' equity of the Company as of March 31, 1998, plus the earnings of the Company from April 1, 1998 to May 18, 1998.

      The Company was subject to taxation under Subchapter S of the Internal Revenue Code. Certain events, including the Offering, automatically terminated the Company's S Corporation status thereby subjecting the Company to Federal and state income taxes. The net deferred income tax liability recorded as a one time income tax provision for the nine months ended September 30, 1998, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which represents the tax effect of the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities as of the termination of the S Corporation status, was immaterial.

3. Pro Forma Information

      As a result of the termination of its status as an S Corporation, the Company is subject to Federal and state income taxes. Accordingly, for informational purposes, the accompanying statements of operations for the three months ended September 30, 1997 and the nine months ended September 30, 1997 and 1998 include a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C Corporation for the entire period based on the tax laws in effect during the respective periods.

4. Historical and Pro Forma Basic and Diluted Net Income (Loss) Per Share

      Historical and pro forma basic and diluted net income (loss) per share was calculated based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 1997 and 1998 is as follows:

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                        -----------------------   -----------------------
                                           1997         1998         1997         1998
                                           ----         ----         ----         ----
Average shares outstanding - basic       7,464,562   10,684,562    7,464,562    9,007,126

Dilutive effect of stock options                --      173,023           --      115,002
                                        ----------   ----------   ----------   ----------
Average shares outstanding - diluted     7,464,562   10,857,585    7,464,562    9,122,128
                                        ==========   ==========   ==========   ==========

For the three and nine month periods ended September 30, 1997, outstanding options to purchase 67,181 shares of common stock with an exercise price of $1.61 per share have not been included in the computation of historical and pro forma net loss per share because to do so would have been antidilutive.

5. New Accounting Pronouncements

      The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. As the Company has not entered into transactions involving derivative instruments, the Company does not believe that the adoption of this new statement will have a material effect on the Company's financial statements.

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

6. Stock Option Grants

      During the second quarter of 1998, the Company granted 345,168 incentive stock options to its employees and 22,500 non-qualified stock options to its directors at an exercise price of $16.00 per share, the fair market value of such stock on the date of grant. The grant was made pursuant to the Company's 1998 Stock Option Plan. One third of the employees' options will vest and become exercisable on each of May 18, 1999, 2000 and 2001. The directors' options vest and become exercisable one third on the date of grant, and one third on each of May 19, 1999 and 2000. All stock options granted during the second quarter of 1998 will expire on May 18, 2008 or such earlier date as provided for in the stock option agreements.

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

GENERAL

      Professional Detailing, Inc. (the "Company" or "PDI") is a leading provider of comprehensive customized sales solutions on an outsource basis to the United States pharmaceutical industry. The Company's primary objective is to enhance its leadership position in the growing contract sales organization ("CSO") industry and to become the premier supplier of comprehensive sales solutions to the pharmaceutical industry and other segments of the healthcare market. The Company has demonstrated strong internal growth generated by securing new business from leading pharmaceutical companies and by renewing and expanding programs with existing clients. PDI is engaged by its clients to design and implement customized product detailing programs for both prescription and OTC pharmaceutical products, and believes that it is one of the largest CSOs operating in the United States measured both by revenue and number of sales representatives used in programs.

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

      General, selling and administrative expenses include compensation expense, bonus to majority shareholder, stock grant expense and other general, selling and administrative expenses. Compensation expense consists primarily of salaries and related fringe benefits for senior management and other administrative, marketing, finance, information technology, recruiting and human resources personnel who are not directly involved with the execution of a particular program. Bonus to majority shareholder reflects the cash bonus paid to the Company's majority shareholder and Chairman of the Board, John P. Dugan. The Company will not pay bonuses to Mr. Dugan in any future periods. Stock grant expense reflects the non-cash, non-recurring charges related to the grant of 1,119,684 shares of Common stock to the Company's President and Chief Executive Officer, Charles T. Saldarini. Finally, other general, selling and administrative expenses include corporate overhead such as facilities costs, depreciation and amortization expenses and professional services fees.

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                 Three Months Ended   Nine Months Ended
                                   September 30,        September 30,
                                 ------------------   -----------------
                                   1997      1998      1997       1998
                                   ----      ----      ----       ----

Revenue ........................   100.0%    100.0%    100.0%     100.0%
Program expenses ...............    73.1      77.9      79.9       75.5
                                  ------    ------    ------     ------
Gross profit ...................    26.9      22.1      20.1       24.5
Compensation expense ...........     8.0      10.2       9.9        9.6
Bonus to majority shareholder...     3.6        --       4.4         --
Stock grant expense ............      --        --      11.7         --
Other general, selling, &
     administrative expenses....     4.7       5.6       5.4        4.1
                                  ------    ------    ------     ------
Total general, selling &
     administrative expenses....    16.3      15.8      31.4       13.7
                                  ------    ------    ------     ------
Operating income (loss) ........    10.6       6.3     (11.3)      10.8
Other income, net ..............     0.3       3.2       0.3        1.9
                                  ------    ------    ------     ------
Income before provision for
taxes ..........................    10.9       9.5     (11.0)      12.7
Provision for income taxes .....      --       3.8        --        1.4
                                  ------    ------    ------     ------
Net Income (loss) ..............    10.9%      5.7%    (11.0)%     11.3%
                                  ======    ======    ======     ======

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

      Revenue. Revenue for the quarter ended September 30, 1998 was $24.6 million, an increase of approximately 56.4% over revenue of $15.7 million for the quarter ended September 30, 1997. The increase in revenue for the quarter ended September 30, 1998 was generated primarily from an expansion of contract size within the Company's existing client base, as well as the awarding of contracts from new clients and the expansion of services provided to clients.

      Program expenses. Program expenses for the quarter ended September 30, 1998 were $19.2 million, an increase of 66.5% over program expenses of $11.5 million for the quarter ended September 30, 1997. As a percentage of revenue, program expenses increased to 77.9% in the third quarter of 1998 from 73.1% in the third quarter of 1997. The third quarter of 1997 benefited from the timing of expenditures in that the earlier quarters of 1997 contained significant recruiting and other initial direct costs while the third quarter of 1997 had relatively few of these costs and as a result higher gross profit.

      Compensation expense. Compensation expense for the quarter ended September 30, 1998 was $2.5 million compared to $1.3 million for the quarter ended September 30, 1997. As a percentage of revenue, compensation expense increased to 10.2% in the third quarter of 1998 from 8.0% in the comparable 1997 period. This percentage increase is primarily attributable to the continued investment in the area of employee training and development.

      Bonus to majority shareholder. In 1997, the Company paid a bonus of $2.2 million to its majority shareholder of which $561,000 was charged to the quarter ended September 30, 1997. No such bonus will be paid in 1998.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the quarter ended September 30, 1998 were $1.4 million, compared to $744,000 for the quarter ended September 30, 1997. As a percentage of revenue, other general, selling and administrative expenses increased to 5.6% in the third quarter of 1998 from 4.7% in the comparable 1997 period. This percentage increase is primarily due to higher rent and other costs associated with the Company's move to its new headquarters, as well as higher depreciation, leasing and professional service costs associated with investments in information technology.

      Operating income. Operating income for the quarter ended September 30, 1998 was $1.5 million compared to operating income of $1.7 million for the quarter ended September 30, 1997. Before bonus to majority shareholder, the operating income for the quarter ended September 30, 1997 was $2.2 million or 14.1% of revenue. As a percentage of revenue, operating income for the third quarter of 1998 was 6.3%.

      Other income, net. Other income consists primarily of income earned on the Company's cash and cash equivalents. Other income for the quarter ended September 30, 1998 was $789,000, compared to other income of $61,000 for the quarter ended September 30, 1997. The increase is primarily due to the investment of the net proceeds of the IPO.

      Income tax provision. Income taxes for the three months ended September 30, 1998 consisted of Federal and state corporate income taxes at a combined rate of 40% on the Company's taxable income. No taxes were required for the three months ended September 30, 1997 because of the Company's S Corporation status.

      Pro forma net income. Net income for the quarter ended September 30, 1998 was $1.4 million compared to a pro forma net income of $1.7 million for the quarter ended September 30, 1997. Pro forma net income assumes the Company was taxed for Federal and state corporate income tax purposes as a C Corporation.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

      Revenue. Revenue for the nine months ended September 30, 1998 was $70.2 million, an increase of approximately 83.7% over revenue of $38.2 million for the nine months ended September 30, 1997. The increase in revenue for the nine months ended September 30, 1998 was generated primarily from an expansion of contract size within the Company's existing client base and the awarding of contracts from new clients, as well as from the expansion of services provided to clients.

      Program expenses. Program expenses for the nine months ended September 30, 1998 were $53.0 million, an increase of 73.3% over program expenses of $30.6 million for the nine months ended September 30, 1997. As a percentage of revenue, program expenses decreased to 75.5% in the first three quarters of 1998 from 79.9% in the first three quarters of 1997. A significant portion of this decrease is attributable to certain costs associated with the initiation of programs scheduled to begin in the first half of 1998 being expensed as incurred in the fourth quarter of 1997. Additionally, the Company benefited from providing ancillary services to several clients which typically have higher margins than the Company's standard programs. The Company also achieved greater efficiencies on several other programs.

      Compensation expense. Compensation expense for the nine months ended September 30, 1998 was $6.8 million compared to $3.8 million for the nine months ended September 30, 1997. As a percentage of revenue, compensation expense decreased to 9.6% in the first nine months of 1998 from 9.9% in the comparable 1997 period. This percentage decrease resulted primarily from the spreading of management and administrative compensation expense over a larger base of revenue, slightly offset by the Company's continued investments in its training and development programs.

      Bonus to majority shareholder. In 1997, the Company paid a bonus of $2.2 million to its majority shareholder of which $1.7 million was charged to the nine months ended September 30, 1997. No such bonus will be paid in 1998.

      Stock grant expense. There were no stock option grants which generated compensation expense in the first three quarters of 1998. In the first three quarters of 1997, the Company incurred a non-recurring, non-cash charge of $4.5 million related to stock issued to Charles T. Saldarini, the Company's President and Chief Executive Officer.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the nine months ended September 30, 1998 were $2.9 million, compared to $2.1 million for the nine months ended September 30, 1997. As a percentage of revenue, other general, selling and administrative expenses decreased to 4.1% in the first three quarters of 1998 from 5.4% in the comparable 1997 period. This percentage decline reflects the spreading of other general, selling and administrative expenses over a larger base of revenue.

      Operating income (loss). Operating income for the nine months ended September 30, 1998 was $7.6 million compared to an operating loss of $4.3 million for the nine months ended September 30, 1997. Before bonus to majority shareholder and stock grant expense, both of which were non-recurring expenses, the operating income for the nine months ended September 30, 1997 was $1.8 million. As a percentage of revenue, operating income for the first three quarters of 1998 was 10.8%.

      Other income, net. Other income consists primarily of income earned on the Company's cash and cash equivalents. Other income for the nine months ended September 30, 1998 was $1.3 million, compared to other income of $110,000 for the nine months ended September 30, 1997. The increase is primarily due to the investment of the net proceeds of the IPO and the introduction of more sophisticated cash management processes.

      Income tax provision. Income taxes for the nine months ended September 30, 1998 consisted of Federal and state corporate income taxes at a combined rate of 40% on the portion of the Company's taxable income arising after the termination of the S Corporation status, a provision for New Jersey state corporate tax of approximately 2% on the Company's earnings during the period in which it qualified as an S Corporation, and a one time tax provision related to the recognition of the net deferred tax liability recorded by the Company upon terminating its S Corporation status.

      Pro forma net income (loss). Pro forma net income for the nine months ended September 30, 1998 was $5.4 million as compared to a pro forma net loss of $4.2 million for the nine months ended September 30, 1997. Pro forma net income
(loss) for both periods assumes the Company was taxed for Federal and state income tax purposes as a C Corporation. The pro forma effective tax rate was 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1998, the Company had $54.3 million of cash and cash equivalents, $1.0 million in short-term investments and no bank indebtedness. As of September 30, 1998, working capital was $44.1 million. In May 1998, the Company completed an initial public offering of its common stock. Net proceeds to the Company from the offering, after expenses, were approximately $46.5 million.

      For the nine months ended September 30, 1998, cash provided from operating activities was $12.1 million compared to cash provided by operating activities of $3.7 for the same period in 1997. The main component of cash provided from operating activities for the nine months ended September 30, 1998 was net income from operations of $8.0 million. Prior to the IPO, the Company's principal source of funds had been cash flow from operations. Contracts generally provide for advance payments, which typically fund the initial costs of a program. Furthermore, the balances in certain current asset and current liability accounts may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues. Accordingly, contract payments receivable increased by $3.7 million from December 31, 1997 to September 30, 1998 because significant periodic payments for several contracts were scheduled towards the end of the third quarter. Similarly, unbilled costs decreased by $3.3 million because contract terms provided for the billing of substantially all services performed through September 30, 1998. There was an increase of $4.6 million in accrued liabilities at September 30, 1998 primarily due to an increase in the number and size of the programs in 1998 and the resulting increase in accruals for payroll and payroll related expenses.

      Cash used in investing activities of $2.7 million consisted of $1.7 million for capital expenditures and $1.0 million for the acquisition of short-term investments.

      Cash provided by financing activities for the nine months ended September 30, 1998 consisted of net proceeds of $46.5 million from the IPO, offset partially by $5.8 million of distributions to the S Corporation shareholders, representing shareholders' equity of the Company as of March 31, 1998 plus the earnings of the Company from April 1, 1998 to May 18, 1998. Additionally, the Company made a loan of $1.4 million to its President and Chief Executive Officer in April 1998.

      The Company presently believes that its cash and cash equivalents, short-term investments, future cash flows generated from operations, and borrowings available under its line of credit agreement will be sufficient to meet its foreseeable operating and capital requirements. As part of the Company's plan for the use of the proceeds from the Offering, the Company will be evaluating and reviewing acquisition candidates in the ordinary course of business.

YEAR 2000 COMPLIANCE

      The Company is on schedule with a project that addresses the Year 2000 issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The Company's project to address the year 2000 issue has been divided into two sections. One section addresses the Company's internal business systems. The other section addresses the business systems of the Company's key business partners. Key business partners are those clients and vendors that have a material impact on the Company's operations.

      The portion of the project that deals with the internal business systems of the Company has six major phases: (i) inventorying all Y2K items; (ii) prioritizing all Y2K items; (iii) assessing all Y2K items; (iv) repairing or replacing all systems or hardware that are not Y2K compliant; (v) testing repaired or replaced Y2K items; and (vi) designing and implementing contingency plans for those systems that cannot be repaired or replaced by January 1, 2000. As of September 30, 1998, the inventory, priority and assessment phases were complete and the repair or replace phase was 70% complete. All phases are on schedule to be completed by March 31, 1999.

      The section of the project that deals with the business systems of key business partners has three major phases: (i) identifying all key business partners; (ii) evaluating the status of their Y2K compliance efforts; and (iii) determining alternatives and contingency plan requirements. As of September 30, 1998, all key business partners have been identified and the Company is in the process of determining their Y2K status. Contingency planning is expected to be completed by June 30, 1999.

      The total estimated additional cost of the required modifications for the Company's internal business systems to achieve Y2K compliance is anticipated to be in the range of $25,000 to $75,000.

      Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of the Company's business activities or operations. In addition, Y2K disruptions in client operations could result, among other things, in one or more clients missing scheduled payments which could impact the Company's cash flow. Y2K disruptions in the operations of key vendors could also impact the Company's ability to fulfill some of its contractual obligations. If one or more of these situations occur, the Company's financial position, results of operations or cash flows could be materially and adversely affected.

Part II - Other Information

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

(4)(v) $3,606,400 in underwriting discounts and commissions were paid to the underwriters. $1,389,276 of other expenses were incurred, including estimated expenses.

(4)(vi)     $46,524,000 of net Offering proceeds to the Issuer.

(4)(vii)    Use of Proceeds:

            $46,524,000 temporary investments with maturities of up to nine months as of September 30, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 10, 1998                         PROFESSIONAL DETAILING, INC.


                                          By: /s/ Charles T. Saldarini
                                              ----------------------------------
                                              Charles T. Saldarini, President
                                              and Chief Executive Officer


                                          By: /s/ Brian C. Boyle
                                              ----------------------------------
                                              Brian C. Boyle
                                              Chief Financial and Accounting
                                              Officer