Form 10-K
period 1998-12-31
PROFESSIONAL DETAILING INC
filed 1999-03-04
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                                   (Mark One)
  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-24249

                          PROFESSIONAL DETAILING, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                    22-2919486
   -------------------------------                    -------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

                              10 Mountainview Road
                        Upper Saddle River, NJ 07458-1937
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (201) 258-8450

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 24, 1999 was approximately $109,300,000.

      The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 24, 1999 was 10,689,562 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                          PROFESSIONAL DETAILING, INC.

                             Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I       ...............................................................   3
    Item 1.  Business.......................................................   3
    Item 2.  Properties.....................................................  10
    Item 3.  Legal Proceedings..............................................  11
    Item 4.  Submission of Matters to a Vote of Security Holders............  11
PART II      ...............................................................  12
    Item 5.  Market for Registrant's Common Equity and Related Stockholder
                Matters ....................................................  12
    Item 6.  Selected Financial Data........................................  13
    Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  14
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  22
    Item 8.  Financial Statements and Supplementary Data....................  22
    Item 9.  Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosures...................................  22
PART III     .................................................................23
    Item 10. Directors and Executive Officers of the Registrant.............  23
    Item 11. Executive Compensation.........................................  25
    Item 12. Security Ownership of Certain Beneficial Owners and
                Management. ................................................  28
    Item 13. Certain Relationships and Related Transactions.................  28
PART IV      ...............................................................  30
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K....................................................  30

                     FORWARD LOOKING STATEMENT INFORMATION

      Certain statements made in this Annual Report on Form 10-K are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a statement by the Company or any other person that the objectives and plans of the Company will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Certain Factors That May Affect Future Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART 1

ITEM 1. BUSINESS

      Professional Detailing, Inc. is a leading provider of comprehensive customized sales solutions on an outsourced basis to the United States pharmaceutical industry. The Company believes it has achieved this leadership position based on its 11 years of industry experience and its relationships with many of the pharmaceutical industry's largest companies. Since inception, the Company has designed customized product detailing programs for approximately 28 clients, including Pfizer Inc., Astra Pharmaceuticals, L.P., Glaxo Wellcome Inc., Rhone-Poulenc Rorer Pharmaceuticals, L.P. and Johnson & Johnson. These programs have been designed to promote more than 75 different products, including such leading prescription medications as Prilosec(Registered), Wellbutrin(Registered) and Cardura(Registered), as well as a number of OTC products such as Bayer(Registered) Aspirin, Pepcid AC(Registered) and Monistat 5(Registered), to hospitals, pharmacies and physicians in approximately 20 different specialties. The Company's primary objective is to enhance its leadership position in the growing contract sales organization ("CSO") industry and to become the premier supplier of comprehensive sales solutions to the pharmaceutical industry and other segments of the healthcare market.

      The Company is engaged by its clients on a contractual basis to design and implement product detailing programs for both prescription and OTC pharmaceutical products. Such programs typically include three phases: design, execution and assessment. In the program design phase, the Company works with the client to understand needs, define objectives, select targets and determine appropriate staffing. Program execution involves recruiting, hiring, training and managing a sales force, which performs detail calls promoting the particular client's pharmaceutical products. Assessment, the last phase of the program, involves measurement of sales force performance and program success relative to the goals and objectives outlined in the program design phase.

      The Company has demonstrated strong internal growth generated by securing new business from leading pharmaceutical companies and renewing and expanding programs with existing clients. The Company believes that it is one of the largest CSOs operating in the United States measured both by revenue and total number of sales representatives used in programs. The number of sales representatives (both full-time and part-time) employed by the Company has increased from 134 as of December 31, 1994 to 1,385 as of December 31, 1998. Over that same period, the Company's mix between part-time and full-time representatives shifted from 100% part-time to 17% part-time. The Company has also experienced a consistently high renewal rate among its clients.

      The Company believes that because of the benefits of outsourcing, pharmaceutical companies have made a strategic decision to continue to outsource a significant portion of their sales and marketing activities. The Company further believes that the trend toward the increased use of CSOs by pharmaceutical companies will continue due to the following industry dynamics:
(i) pharmaceutical companies will continue to expand their product portfolios and as a result will need to add sales force capacity, (ii) pharmaceutical companies will continue to face margin pressures and will seek to maintain flexibility by converting fixed costs to variable costs, and (iii) the availability of qualified CSOs will provide an incentive to pharmaceutical companies to continue to outsource this function.

      The Company believes that it is well positioned to benefit from these growth opportunities. Through its 11 years of providing service to the United States pharmaceutical industry, the Company has demonstrated that it is a high-quality, results-oriented provider of detailing services. In addition, the Company maintains a highly qualified sales force as a result of a rigorous recruiting process and training programs that are comparable to those of the pharmaceutical companies. The Company also believes that one of its biggest competitive advantages is its ability to provide customized solutions to its clients. Finally, as one of the largest CSOs, the Company has achieved the size and demonstrated the ability to perform large detailing programs and execute several programs simultaneously.

      In order to leverage its competitive advantages, PDI's growth strategy emphasizes: (i) enhancing its leadership position in the growing CSO market by maintaining its historic focus on high-quality contract sales services and by continuing to build and invest in the Company's core competencies and operations; (ii) expanding both its relationship with existing clients and its selling efforts to capture new clients; (iii) offering additional promotional, marketing and educational services and further developing its existing detailing services; (iv) entering new geographic markets; and (v) investigating and pursuing appropriate acquisitions of detailing or detailing-related companies.

Product Detailing

      The Company believes that product detailing is a highly effective means of influencing the prescribing patterns of the targeted prescribers and, therefore, it is the most commonly employed strategy to promote pharmaceutical products. Product detailing involves face-to-face meetings between a sales representative and a targeted prescriber. The target of a product detail is usually a physician identified because of his or her specialty or prescribing patterns. However, other legally authorized prescribers -- such as nurse practitioners, physician assistants or pharmacists -- may also be targets for detailing. Detailing generally occurs in physician offices and hospitals, although conventions and trade association meetings may also provide an appropriate forum. The sales representative is required to possess a high level of product knowledge, as well as other technical and therapeutic expertise. The interaction itself involves a technical review of the product's legally authorized indications and usage, role in disease treatment, mechanism of action, side effects, dosing, drug interactions, cost and availability (i.e., the "details"). The sales representative and the targeted prescriber will also typically discuss the types of patients best suited for the particular product and how and when such patients will best benefit from the product's use. Competitive products and their relative strengths and weaknesses in contrast to the product being detailed may also be discussed.

      Product detailing takes place in the context of a personal sales call during which a sales representative typically will detail one to three products. The amount of time devoted to each product detailed during a call depends upon that product's detail position ("slot") within the call. A call may last as long as eight to ten minutes or may be as short as one to two minutes, depending upon a number of factors, principally the target prescriber's availability. Product detailing typically takes place in selling cycles of four to eight weeks, during which period the sales representative will attempt to call each targeted prescriber in his or her geographic territory at least once. A single program may have three to 12 cycles. The repeat interactions between the sales representative and the targeted prescriber are intended to establish trust between the sales representative and the targeted prescriber, influence the prescribing pattern of the targeted prescriber, obtain market share for new products, maintain market share for existing products and build barriers to entry against competing products.

Company's Competitive Advantages

      The Company believes that a significant market opportunity exists for CSOs that can provide high-quality sales solutions across a variety of sales, marketing and therapeutic applications and that have demonstrated a willingness and ability to respond to the particular needs of clients.

      Reputation for quality. Virtually every program designed by the Company has met or exceeded the goals established at the beginning of the program. The Company believes that these results have earned it a reputation in the industry as a high-quality, results-oriented provider of detailing services. The Company's success is illustrated by its long-standing relationship with such "blue chip" clients as Pfizer, Astra Pharmaceuticals, Glaxo Wellcome and Johnson & Johnson.

      High-quality sales force. The Company's overall commitment to quality is evidenced by its recruiting, hiring and training processes. The Company believes that its recruiting and hiring process is one of the most comprehensive, challenging, rigorous, selective and professional processes in the industry and that its training programs are comparable to those designed by pharmaceutical companies to train their internal sales forces. The Company offers its sales representatives a compensation package that it believes is competitive with compensation packages that the major pharmaceutical companies offer to their own sales forces. Many of the Company's competitors use independent contractors as sales representatives who are compensated based on the number of calls or on an hourly basis. All of the Company's personnel, including sales representatives, managers and recruiting coordinators, are employees rather than independent contractors. The Company believes that its treatment of its sales representatives as employees and its compensation system are important factors in its ability to attract and retain talented sales personnel. The Company has found that a base salary and incentive bonus compensation package is best suited for a results-oriented program and for achieving program objectives, while a per call or hourly compensation structure emphasizes the number of details rather than the quality of the detailing effort.

      Ability to design customized solutions. The Company believes that its ability to innovate and to provide a dedicated, vertically integrated sales force custom-designed to meet the specific needs of a client is a principal competitive advantage. Such customization includes the size, profile (i.e., part-time versus full-time), experience, training, geographic deployment and allocation of the sales force against the targeted prescribers and the number of calls for each targeted prescriber, the particular compensation package for the sales force and field and database management support, such as in-house territory mapping, physician satisfaction surveys, call reporting services and regulatory compliance services. In particular, the Company believes that its ability to provide full-time, part-time or a combination of full-time and part-time sales representatives, constitutes a competitive advantage. Finally, the Company's management and data information systems enable it to provide its clients with information and services most of its competitors cannot, and thus reduces the time and expense its clients would otherwise have to devote to a product detailing program.

      Size and infrastructure. The Company believes that its size, organizational structure and overall resources enable it to implement multiple programs simultaneously and to implement large programs that smaller CSOs may be precluded from executing. The Company has made substantial investments in all of its personnel and management information systems in order to be able to successfully implement a variety of large and small programs simultaneously.

Clients and Contracts

Clients

      The Company believes that its relationships with its clients, which include many of the largest pharmaceutical companies in the United States, are among its most important strategic assets and competitive advantages. The Company has enjoyed long-standing relationships with many of these clients, and a high percentage of its clients either renew their programs or enter into new contracts with the Company for new programs. The Company believes that the quality and stability of its client base promotes the consistency of its core business and that the scope and complexity of its clients' marketing needs present opportunities for expansion into new areas. There can be no assurance, however, that the Company's clients will continue to renew or expand their relationship with the Company.

Contracts

      Given the customized nature of the Company's business, it utilizes a variety of contract structures with its clients. Generally, contracts provide for a fee to be paid based on the Company delivering a specified package of services. Contracts typically include performance benchmarks, such as a minimum number of sales representatives or a minimum number of calls. The Company typically receives a portion of its fee upon commencement of the program to offset the costs of initiating such program. In addition, contracts typically provide that the Company is entitled to a fee for each sales representative hired by the client during or at the conclusion of a program. In certain instances, the Company may be entitled to additional compensation based upon the success of the program and/or subject to penalties for failing to meet stated performance benchmarks.

      The Company's contracts generally are for terms of six months to two years and are subject to renewal upon expiration. However, the Company's contracts are terminable by the client for any reason upon 30 to 90 days notice. The Company's contracts typically provide for termination payments by the client upon a termination without cause. While the cancellation of certain of the Company's contracts by a client without cause may result in the imposition of penalties on such client, such penalties may not act as an adequate deterrent to the termination of any such contracts. In addition, there can be no assurance that such penalties will offset the revenue which could have been earned under such contract or the costs which the Company may incur as a result of such termination. The loss or termination of a large contract or the loss of multiple contracts could adversely affect the Company's future revenue and profitability. Contracts may also be terminated for cause if the Company fails to meet stated performance benchmarks. To date, no programs have been terminated for cause.

      The Company's contracts typically contain cross-indemnification provisions between the Company and its client. The client will usually indemnify the Company against product liability and related claims arising from the sale of the product and the Company indemnifies the clients with respect to the errors and omissions of the Company's sales representatives in the course of their detailing activities. To date, the Company has not asserted, nor has there been asserted against the Company, any claim for indemnification pursuant to a contract.

Marketing and Business Development

      Most of the Company's revenue is derived from renewals and extensions of existing programs and new programs with existing clients. The Company derives new business from responses to "requests for proposals" from pharmaceutical companies that the Company believes are the result of its promotional and advertising efforts. Recently, the Company has increasingly engaged in proactive efforts to generate more business from new and prospective clients. The Company has implemented a sales process that is designed to leverage its results-oriented image through case studies, references, return on investment models and comprehensive proposals. The Company also has implemented an enhanced marketing and new business development process for the purpose of improving its ability to secure more contracts both within the pharmaceutical industry and in other healthcare markets. This new business development process relies on the use of a dedicated sales and marketing team.

Competition

      The primary competitive factor affecting contract sales services is the ability to quickly hire, train, deploy and manage qualified sales representatives to implement simultaneously several large product detailing programs. The Company also competes with other CSOs on the basis of such factors as its reputation, quality of its services, experience of management, performance record, customer satisfaction, ability to respond to specific client needs, integration skills and price. The Company believes it competes favorably with respect to each of these factors.

      The Company primarily competes with in-house sales and marketing departments of pharmaceutical companies, other CSOs and other third party providers to the pharmaceutical industry, many of which possess substantially greater capital, personnel and other resources than the Company. In addition to the in-house sales forces of pharmaceutical companies, the Company's current major competitors include CSOs such as Innovex Limited, a subsidiary of Quintiles Transnational Corp., and the various sales and marketing affiliates of Snyder Communications, Inc. As a result of competitive pressures, various sales and marketing organizations providing services to the pharmaceutical industry are consolidating and are becoming targets of global organizations. This trend is likely to produce increased competition among CSOs for both clients and acquisition candidates and increased competitive pressures on smaller providers. If the trend in the pharmaceutical industry towards consolidation continues, pharmaceutical companies may have excess in-house sales force capacity and may, as a result, reduce or eliminate their use of CSOs. There are relatively few barriers to entry into the CSO industry and there can be no assurance that, as the CSO industry continues to evolve, additional competitors with greater resources than the Company will not enter the industry or that the Company's customers will not choose to conduct more of their sales services internally, with other CSOs or with organizations that can provide a broader range of sales and marketing services. Although the Company intends to monitor industry trends and respond accordingly, there can be no assurance that the Company will be able to anticipate and successfully respond to such trends. Increased competition may lead to price and other forms of competition that may have a material adverse effect on the Company's business and results of operations.

Government and Industry Regulation

      The healthcare industry is subject to extensive regulation. Various laws, regulations and guidelines promulgated by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and reimbursement of healthcare services and products, including pharmaceutical products. It is also possible that additional or amended laws, regulations or guidelines could be adopted in the future.

      The pharmaceutical industry is subject to extensive federal regulation and oversight by the United States Food and Drug Administration ("FDA"). For instance, the Federal Food, Drug and Cosmetic Act, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the FDA asserts its authority to regulate all promotional activities involving prescription drugs. In addition, the sale or distribution of pharmaceuticals may also be subject to the Federal Trade Commission Act ("FTCA"). Finally, the Prescription Drug Marketing Act ("PDMA") regulates the ability of pharmaceutical companies to provide physicians with free samples of their products. Essentially, the PDMA requires extensive record keeping and labeling of such samples for tracing purposes. Accordingly, the business of the Company and its clients, to the extent such business involves promotion and marketing of pharmaceutical products, are subject to the extensive regulation governing the pharmaceutical industry, and there can be no assurance that the Company will not be subject to increased regulatory scrutiny in the future.

      In addition, some of the services that the Company may provide in the future are affected by various guidelines promulgated by industry and professional organizations. For example, certain ethical guidelines promulgated by the American Medical Association ("AMA") govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern the honoraria, and other items of pecuniary value, which AMA member physicians may receive, directly or indirectly, from pharmaceutical companies. Similar guidelines and policies have been adopted by other professional and industry organizations, such as PhRMA.

      The healthcare industry is subject to federal and state laws pertaining to healthcare fraud and abuse. In particular, certain federal and state laws prohibit manufacturers, suppliers and providers from offering or giving or receiving kickbacks or other remuneration in connection with ordering or recommending purchase or rental of healthcare items and services. The federal anti-kickback statute provides both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease, or order (or arrange for or recommend the purchase, lease, or order of), any item or service for which payment may be made by Medicare or certain federally-funded state healthcare programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the law can result in numerous sanctions, including criminal fines, imprisonment, and exclusion from participation in the Medicare and Medicaid programs.

      Several states also have referral, fee splitting and other similar laws that may restrict the payment or receipt of remuneration in connection with the purchase or rental of medical equipment and supplies. State laws vary in scope and have been infrequently interpreted by courts and regulatory agencies, but may apply to all healthcare items or services, regardless of whether Medicare or Medicaid funds are involved.

      In addition, the Company is subject to the rules and regulations promulgated by the Equal Employment Opportunity Commission and similar state entities which govern its recruiting and hiring practices and its relationship with its employees.

      The failure of the Company or its clients to comply with, or any change in, the applicable regulatory requirements or professional organization or industry guidelines could, among other things, limit or prohibit the Company or its clients from conducting certain business activities, subject the Company or its clients to adverse publicity, increase the costs of regulatory compliance or subject the Company or its clients to monetary fines or other penalties. Any such actions could have a material adverse affect on the Company.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE GROWTH

      The following factors may affect the future growth of the Company and should be considered by any prospective purchaser of the Company's securities:

Dependence on the Pharmaceutical Industry

      Substantially all of the Company's revenue to date has been generated from providing product detailing services to pharmaceutical companies. Accordingly, the Company's business, financial condition and results of operations are highly dependent on sales and marketing expenditures by pharmaceutical companies for the sale and distribution of pharmaceutical products. The Company has benefited to date from the growing trend of pharmaceutical companies to outsource sales and marketing programs to CSOs. There can be no assurance that this trend in outsourcing will continue. The Company could be materially and adversely affected by unfavorable developments in the pharmaceutical industry generally or any reduction in expenditures for, or future outsourcing of, promotional, marketing and sales activities by pharmaceutical companies or a shift in marketing focus away from product detailing. Promotional, marketing and sales expenditures by pharmaceutical companies have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical companies promote their products. Furthermore, the trend in the pharmaceutical industry toward consolidation, by merger or otherwise, may result in a reduction in the use of CSOs. A significant change in the direction of the outsourcing trend generally, or a trend in the pharmaceutical industry not to use, or to reduce the use of, outsourced marketing services, such as those provided by the Company, would have a material adverse effect on the Company.

Customer Concentration

      The Company's revenue and profitability are highly dependent on its relationships with several large pharmaceutical companies. In 1998, the Company's three largest clients accounted for approximately 85% of its revenue. The Company is likely to continue to experience a high degree of concentration of business. Such concentration may become greater as a result of consolidation within the pharmaceutical industry. The loss or significant reduction of business from any significant customer could have a material adverse effect on the Company's business and results of operations.

Risks Associated with the Nature of Contracts

      The Company's contracts are generally for terms of six months to two years and are subject to renewal upon expiration. In addition, a single contract may account for a significant portion of the Company's total revenue. The Company's contracts may be terminated by the client at any time for any reason. Also, contracts typically contain significant penalties if the Company fails to meet stated performance benchmarks. While the cancellation of certain of the Company's contracts by a client without cause may result in the imposition of penalties on such client, such penalties may not act as an adequate deterrent to the termination of such contracts. In addition, there can be no assurance that such penalties will offset the revenue which could have been earned under such contract or the costs which the Company may incur as a result of such termination. Furthermore, all of the Company's sales representatives are employees rather than independent contractors. Accordingly, upon the termination of a particular contract, unless the Company can immediately transfer the sales force to a new program, it either must continue to compensate those employees, without realizing any related revenue, or terminate their employment. If the Company terminates their employment, it may incur significant expenses relating to such termination, including the cost of recruiting and hiring replacement sales personnel. Finally, substantially all of the Company's contracts are fixed fee arrangements. Accordingly, if the Company underestimates the costs associated with the services to be provided pursuant to a particular contract, or if there are unanticipated increases in the Company's operating or administrative expenses, the margins on a particular contract and the overall profitability of the Company may be adversely affected. The failure to obtain new contracts to replace expiring contracts, the cancellation or delay of an existing contract, the failure to satisfy the minimum performance standards set forth in a contract, the inability of the Company to transfer a sales force to a new program upon the termination of a program, or the underestimation of costs associated with a particular contract could have a material adverse effect on the Company's business and results of operations.

Management of Growth

      The Company has recently experienced rapid growth in the number of its employees, the size of its programs and the scope of its operations. The Company's ability to manage such growth effectively will depend upon its ability to enhance its management team and its ability to attract and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational, management information and financial control systems, and to expand, train and manage its workforce. Failure to manage growth effectively could have a material adverse effect on the Company's business and results of operations.

Possible Healthcare Reform; Impact of Managed Healthcare Programs

      Healthcare reform measures have been considered by Congress and other Federal and state bodies during recent years. The intent of the proposals generally has been to reduce healthcare costs and the growth of total healthcare expenditures and expand healthcare coverage for the uninsured. Although comprehensive healthcare reform has been considered, only limited proposals have been enacted. Comprehensive healthcare reform may be considered again and efforts to enact reform bills are likely to continue. Implementation of government healthcare reform may adversely affect promotional and marketing expenditures by pharmaceutical companies, which could decrease the business opportunities available to the Company. The Company is unable to predict the likelihood of such legislation or similar legislation being enacted into law or the effects that any such legislation would have on its business, results of operations and financial condition.

      The primary trend in the United States healthcare industry is toward cost containment. In recent years, managed care providers have been able to exercise greater influence through managed treatment and hospitalization patterns, a shift from reimbursement on a cost basis to per capita limits for patient treatment and the use of formularies (lists of preapproved products that a physician may prescribe). The increasing use of managed care, centralized purchasing decisions, consolidations among and integration of healthcare providers are continuing to affect purchasing and usage patterns in the healthcare system. Decisions regarding the use of pharmaceutical products are increasingly being consolidated into group purchasing organizations, regional integrated delivery systems and similar organizations and are becoming more economically focused, with decision makers taking into account the cost of the product and whether a product reduces the cost of treatment. There can be no assurance the Company will not be adversely affected by cost containment measures. Government or private initiatives to further contain pharmaceutical pricing could have a material adverse effect on the pharmaceutical industry, and thus on the Company.

Government Regulation

      The healthcare industry is subject to extensive regulation. Various laws, regulations and guidelines promulgated by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical products. It is possible that additional laws, regulations and guidelines or changes in current laws, regulations or guidelines may be adopted in the future. The failure of the Company or its clients to comply with such laws, regulations and guidelines, or any change in applicable laws, regulations and guidelines could, among other things, limit or prohibit certain business activities of the Company or its clients, subject the Company or its clients to adverse publicity, increase the cost of regulatory compliance or subject the Company or its clients to monetary fines or other penalties. Such actions could have a material adverse effect on the Company's business, results of operations, and financial condition.

Fraud and Abuse Laws

      The healthcare industry is subject to various Federal and state laws pertaining to healthcare fraud and abuse including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products which are paid for by Medicare or Medicaid. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from Medicare, Medicaid and other Federal healthcare programs. Although the Company believes its business arrangements are outside the scope of such Federal and state fraud and abuse laws, there can be no assurance that the Company's practices will not be challenged under these laws in the future or that such a challenge would not have a material adverse effect on the Company's business, financial condition and results of operations.

Competition; Industry Consolidation

      The Company primarily competes with in-house sales and marketing departments of pharmaceutical companies, other CSOs and other third party providers to the pharmaceutical industry, many of which possess substantially greater capital, personnel and other resources than the Company. In addition to the in-house sales forces of pharmaceutical companies, the Company's current major competitors include CSOs such as Innovex Limited, a subsidiary of Quintiles Transnational Corp., and the various sales and marketing affiliates of Snyder Communications, Inc. As a result of competitive pressures, various sales and marketing organizations providing services to the pharmaceutical industry are consolidating and are becoming targets of global organizations. This trend is likely to produce increased competition among CSOs for both clients and acquisition candidates and increased competitive pressures on smaller providers. If the trend in the pharmaceutical industry towards consolidation continues, pharmaceutical companies may have excess in-house sales force capacity and may, as a result, reduce or eliminate their use of CSOs. There are relatively few barriers to entry into the CSO industry and there can be no assurance that, as the CSO industry continues to evolve, additional competitors with greater resources than the Company will not enter the industry or that the Company's customers will not choose to conduct more of their sales services internally, with other CSOs or with organizations that can provide a broader range of sales and marketing services. Although the Company intends to monitor industry trends and respond accordingly, there can be no assurance that the Company will be able to anticipate and successfully respond to such trends. Increased competition may lead to price and other forms of competition that may have a material adverse effect on the Company's business and results of operations.

Potential Liability

      The Company is engaged in the business of detailing pharmaceutical products. Such activities could expose the Company to risk of liability for personal injury or death to persons using such products, although the Company does not commercially market or sell the products to end-users. While the Company has not been subject to any claims or incurred any liabilities due to such claims, there can be no assurance that substantial claims or liabilities will not arise in the future. The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and reliance on insurance maintained by clients. The Company, however, could also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity. The Company currently does not carry product liability insurance and is not insured against the errors and omissions of its employees.

Dependence on Key Personnel

      The Company depends on a number of key executives, including Charles T. Saldarini, its President and Chief Executive Officer, and Steven K. Budd, its Chief Operating Officer. The loss of the services of any of the Company's key executives could have a material adverse effect on the Company's business, financial condition and results of operations.

Acquisition Risks

      As part of its business strategy, the Company will evaluate new acquisition opportunities. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products or services, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. Acquisitions of companies outside the United States also may involve the additional risks of assimilating differences in international business practices and overcoming language differences as well as the risks inherent in conducting international business, including exposure to currency fluctuations, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations and potentially adverse tax consequences. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisitions, or that acquisitions, if completed, will contribute favorably to the Company's operations and future financial condition.

ITEM 2. PROPERTIES

Facilities and Employees

      The Company's corporate headquarters are located in Upper Saddle River, New Jersey, in approximately 27,000 square feet of space occupied under a lease which expires in the fourth quarter of 2003 with an option to extend for an additional five years.

      As of December 31, 1998, the Company had approximately 1,620 employees. The Company has approximately 86 employees working at its headquarters in Upper Saddle River, New Jersey, 1,385 sales representatives and 149 field sales managers. The Company is not party to a collective bargaining agreement with a labor union and considers its relations with its employees to be good.

ITEM 3. LEGAL PROCEEDINGS

      From time to time the Company is involved in litigation incidental to its business. The Company is not currently a party to any pending litigation which, if decided adversely to the Company, would have a material adverse effect on the business, financial condition or results of operations of the Company, and the Company is not aware of any material threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock (the "Common Stock") is quoted on the Nasdaq National Market System (the "NASDAQ/NM") under the symbol "PDII". The following table sets forth the high and low bid prices of the Common Stock by quarter as reported on the NASDAQ/NM for the period from May 20, 1998, the date trading commenced in the Common Stock, through December 31, 1998. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

           Period                                          High    Low
           ------                                          ----    ---

        May 20, 1998 through June 30, 1998 .............  26.875  16.000
        Third Quarter ended September 30, 1998 .........  28.000  17.000
        Fourth Quarter ended December 31, 1998 .........  28.250  21.188

      The Company believes that, as of February 24, 1999, it has approximately 1,800 beneficial stockholders.

Dividend Policy

      The Company does not expect to declare or pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings, if any, in order to expand its operations. The payment of dividends, if any, in the future is within the discretion of the Company's Board of Directors and will depend upon the Company's earnings, if any, its capital requirements and financial condition and other relevant factors. Under the terms of the Company's Credit Facility, the Company is prohibited from paying dividends or making other cash distributions.

Changes in Securities and Use of Proceeds

      In May 1998, the Company completed its initial public offering (the
"IPO") of 3,220,000 shares of Common Stock (including 420,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price per share of $16.00. Net proceeds to the Company after expenses of the IPO were approximately $46.4 million.

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

(4)(v) $3,606,400 in underwriting discounts and commissions were paid to the underwriters. $1,490,758 of other expenses were incurred, including estimated expenses.

(4)(vi)     $46,422,842 of net Offering proceeds to the Issuer.

(4)(vii)    Use of Proceeds:

            $46,423,000 temporary investments with maturities of up to six months as of December 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data set forth below for the five years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the Company's Financial Statements and the notes thereto. Balance sheets at December 31, 1997 and 1998 and the statements of income, of shareholders' equity and of cash flows for the three years ended December 31, 1996, 1997 and 1998 and notes thereto appear elsewhere in this report on Form 10-K and have been audited by PricewaterhouseCoopers L.L.P., independent accountants. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited Financial Statements and related notes appearing elsewhere in this report on Form 10-K.

Statement of Operations Data:

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                        1994       1995         1996        1997        1998
                                                        ----       ----         ----        ----        ----
                                                        (In thousands, except per share and statistical data)
Revenue ...........................................   $  8,108    $ 18,497    $ 33,013    $ 54,674    $101,081
Program expenses ..................................      5,642      15,527      27,118      44,392      77,995
                                                      --------    --------    --------    --------    --------
Gross profit ......................................      2,466       2,970       5,895      10,282      23,086
Compensation expense ..............................      1,673       2,124       3,191       5,121       9,440
Bonus to majority shareholder(1)(2) ...............        200         425       1,500       2,243          --
Stock grant expense(2)(3) .........................         --          --          --       4,470          --
Other general, selling and administrative expenses         826       1,159       1,650       2,755       4,513
                                                      --------    --------    --------    --------    --------
Total general, selling and administrative expenses       2,699       3,708       6,341      14,589      13,953
                                                      --------    --------    --------    --------    --------
Operating income (loss)(2)  .......................       (233)       (738)       (446)     (4,307)      9,133
Other income, net .................................         16          70          98         155       2,050
                                                      --------    --------    --------    --------    --------
Income (loss) before provision for (benefit from)
    income taxes ..................................       (217)       (668)       (348)     (4,152)     11,183
Pro forma provision for (benefit from) income
    taxes(4) ......................................        (74)        (14)         --          --       4,473
                                                      --------    --------    --------    --------    --------
Pro forma net income (loss)(4)  ...................   $   (143)   $   (654)   $   (348)   $ (4,152)   $  6,710
                                                      ========    ========    ========    ========    ========
Pro forma basic net income (loss) per share(4)(5) .   $  (0.02)   $  (0.09)   $  (0.05)   $  (0.56)   $   0.71
                                                      ========    ========    ========    ========    ========
Pro forma diluted net income (loss) per share(4)(5)   $  (0.02)   $  (0.09)   $  (0.05)   $  (0.56)   $   0.70
                                                      ========    ========    ========    ========    ========
Pro forma basic weighted average number of shares
    outstanding(5)  ...............................      7,465       7,465       7,465       7,465       9,427
                                                      ========    ========    ========    ========    ========
Pro forma diluted weighted average number of shares
    outstanding(5)  ...............................      7,465       7,465       7,465       7,465       9,557
                                                      ========    ========    ========    ========    ========

Other Operating Data:

Number of detail programs .........................          9          10          13          15          20
Number of clients .................................          7           7           8          12          13
Average size of detail program ....................   $    901    $  1,850    $  2,539    $  3,645    $  5,054
Number of sales representatives at end of period:
    Full-time .....................................         --          --          33         529       1,143
    Part-time .....................................        134         419         691         401         242
                                                      ========    ========    ========    ========    ========
Total .............................................        134         419         724         930       1,385
                                                      ========    ========    ========    ========    ========

Balance Sheet Data:

                                                                          As of December 31,
                                                                          ------------------
                                                        1994        1995        1996        1997        1998
                                                        ----        ----        ----        ----        ----
                                                                           (in thousands)
Cash and cash equivalents .........................   $    611    $    240    $  2,403    $  5,760    $ 56,192
Working capital ...................................       (184)       (906)     (1,421)     (1,622)     44,928
Total assets ......................................      6,719       5,622       7,707      12,445      69,940
Total long-term debt ..............................         --          --          --          --          --
Shareholders' equity (deficit) ....................        (11)       (678)     (1,026)     (1,075)     47,605

----------

      (1) Prior to the IPO, the Company had been treated as an S Corporation under subchapter S of the Internal Revenue Code and under the corresponding provisions of the tax laws of the State of New Jersey. Historically, as an S Corporation, the Company made annual bonus payments to its majority shareholder based on the Company's estimated profitability and working capital requirements. The Company does not expect to pay bonuses to its majority shareholder in future periods.

     Footnotes Cont'd:

      (2) There were no bonus to majority shareholder and stock grant expense charges in 1998 and the Company does not expect to incur such charges in future periods. Exclusive of these non-recurring charges, the Company's operating income (loss) for the years ended December 31, 1997, 1996, 1995 and 1994 would have been $2,406,000, $1,054,000, ($313,000) and ($33,000)
      respectively. See footnote 1 above.

      (3) On January 1, 1997, the Company issued shares of its Common Stock to Charles T. Saldarini, its current President and Chief Executive Officer. For financial accounting purposes, a non-recurring, non-cash compensation expense was recorded in the quarter ended March 31, 1997. See note 13 to the Company's audited Financial Statements.

      (4) Prior to the IPO, the Company was an S Corporation and had not been subject to Federal or New Jersey corporate income taxes, other than a New Jersey state corporate income tax of approximately 2%. Pro forma provision for (benefit from) income taxes, basic and diluted net income (loss) and basic and diluted net income (loss) per share for all periods presented reflect a provision for or benefit from income taxes as if the Company had been taxed as a C Corporation for all periods. The pro forma effective tax rate for the period ended December 31, 1998 is 40%. The Company expects its effective tax rate to approximate 40% in future periods. See note 15 to the Company's audited Financial Statements.

      (5) See note 3 to the Company's audited Financial Statements included in this Report on Form 10-K for a description of the computation of pro forma basic and diluted net income (loss) per share and basic and diluted weighted average number of shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Identifying Important Factors That Could Cause the Company's Actual Results to Differ From Those Projected in Forward Looking Statements.

      Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and
(iv) statements of assumptions underlying other statements and statements about the Company and its business.

      This report also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 7 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this report.

Overview

      The Company is a leading provider of comprehensive customized sales solutions on an outsourced basis to the United States pharmaceutical industry. The Company believes it has achieved this leadership position based on its 11 years of industry experience and its relationships with many of the pharmaceutical industry's largest companies. Since inception, the Company has designed customized product detailing programs for approximately 28 clients, including Pfizer Inc., Astra Pharmaceuticals, L.P., Glaxo Wellcome Inc., Rhone-Poulenc Rorer Pharmaceuticals, L.P. and Johnson & Johnson. Such programs have been designed to promote more than 75 different products, including such leading prescription medications as Prilosec(Registered), Wellbutrin(Registered) and Cardura(Registered), as well as a number of well-known OTC products such as Bayer(Registered) Aspirin, Pepcid AC(Registered) and

Monistat 5(Registered), to hospitals, pharmacies and physicians in approximately 20 different specialties. The Company's primary objective is to enhance its leadership position in the growing CSO industry and to become the premier supplier of comprehensive sales solutions to the pharmaceutical industry and other segments of the healthcare market.

      The Company has demonstrated strong internal growth generated by securing new business from leading pharmaceutical companies and by renewing and expanding programs with existing clients. The Company believes that it is one of the largest CSOs operating in the United States measured both by revenue and number of sales representatives used in programs. Revenue increased from $8.1 million in 1994 to $101.1 million in 1998, a compound annual growth rate of approximately 88.0%. Gross profit increased from $2.5 million in 1994 to $23.1 million in 1998, a compound annual growth rate of 74.3%. In addition, the number of sales representatives (part-time and full-time) employed by the Company increased from 134 as of December 31, 1994 to 1,385 as of December 31, 1998. Over that same period, the Company's mix between part-time and full-time representatives shifted from 100% part-time to 17% part-time.

      Historically, the Company has derived a significant portion of program revenue from a limited number of major clients. In 1995, 1996 and 1997, the Company's four largest clients accounted for approximately 85%, 84% and 78% of its revenue, respectively. In 1998, the Company's three largest clients accounted for approximately 85% of its revenue. Concentrations of business in the CSO industry are not uncommon and the Company believes that pharmaceutical companies will continue to outsource larger projects as the CSO industry grows and continues to demonstrate an ability to successfully implement large programs. Accordingly, the Company is likely to continue to experience significant client concentration in future periods.

      The Company is engaged by its clients to design and implement product detailing programs for both prescription and OTC pharmaceutical products. Given the customized nature of its business, the Company utilizes a variety of contract structures with its clients. Generally, contracts provide for a fee to be paid based on the Company delivering a specified package of services. Contracts typically include performance benchmarks, such as a minimum number of sales representatives or a minimum number of calls. Under certain contracts, the Company may be entitled to additional compensation based upon the success of the program and/or subject to penalties for failing to meet stated performance benchmarks. In addition, contracts typically provide that the Company is entitled to a fee for each sales representative hired by the client during or at the conclusion of a program.

      Revenue is earned primarily by performing services under contracts and is recognized as the services are performed and the right to receive payment for such services is assured. Program expenses consist primarily of the costs associated with the execution of a detailing program. Such expenses include personnel costs and the initial direct costs associated with staffing a program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and managers who are directly responsible for the rendering of services in connection with a particular program. Initial direct program costs are those costs associated with initiating a program, such as recruiting, hiring and training the sales representatives who staff a particular program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred. Training costs include the costs of training the sales representatives and managers on a particular program so that they are qualified to properly render the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of (i) the life of the contract to which they relate or (ii) 12 months. Finally, bonus and other performance incentives as well as termination payments are recognized as revenue in the period earned and when payment of the bonus, incentive or other payment is assured. Revenue is recognized net of any potential penalties until the performance criteria eliminating the penalties are met.

      As a result of the revenue recognition and program expense policies described above, the Company may incur significant initial direct program costs prior to recognizing revenue under a particular contract. While, pursuant to its contracts, the Company typically receives a payment upon commencement of a program, this may not always be possible. The Company will continue to seek to receive a portion of its fee upon commencement of a program and, wherever possible, provide that such initial payment is compensation for the recruiting, hiring or training services associated with staffing such program. This will permit the Company to record such initial payment as revenue in the same period in which the costs of such services are expensed. The inability of the Company to specifically provide in its contracts that it is being compensated for recruiting, hiring or training services could adversely impact the Company's operating results for periods in which the costs associated with such services are incurred.

      General, selling and administrative expense include compensation expense, bonus to majority shareholder, stock grant expense and other general, selling and administrative expenses. Compensation expense consists primarily of salaries and related fringe benefits for senior management and other administrative, marketing, finance, information technology and human resources personnel who are not directly involved with the execution of a particular program, as well as expenses related to employee training. Bonus to majority shareholder for 1996 and 1997 reflects the cash bonus paid to the Company's majority shareholder and Chairman of the Board, John P. Dugan. No such bonus was paid to Mr. Dugan in 1998 and none is anticipated in any future periods. Stock grant expense for 1997 reflects the non-cash, non-recurring charges related to the grant of 1,119,684 shares of Common Stock to the Company's President and Chief Executive Officer, Charles T. Saldarini. Finally, other general, selling and administrative expenses include corporate overhead such as facilities costs, depreciation and amortization expenses and professional services fees. General, selling and administrative expenses (excluding bonus to majority shareholder and stock grant expense) as a percentage of revenue have generally declined as the Company has spread its overhead expenses across its expanding revenue base. The Company anticipates that general, selling and administrative expenses will continue to decline as a percentage of revenue as its business grows, although such expenses are expected to increase on an absolute basis.

      Prior to May 1998 when it consummated the IPO, the Company had been treated as an S Corporation for Federal income tax purposes since January 1, 1991 and for New Jersey state income tax purposes since January 1, 1994. Accordingly, the Company's income had been taxed directly at the shareholder level rather than at the corporate level. Concurrent with the IPO, the Company's S Corporation election terminated and the Company became subject to corporate income taxation as a C Corporation. For each of the periods in which the Company was an S Corporation, the statement of income data in the "Selected Financial Data" table reflects a provision for income taxes on a pro forma basis as if the Company had been taxed as a C Corporation during such periods.

Results of Operations

      The following table sets forth for the periods indicated, certain statement of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                          1994        1995        1996        1997        1998
                                                          ----        ----        ----        ----        ----
Revenue ...........................................      100.0%      100.0%      100.0%      100.0%      100.0%
Program expenses ..................................       69.6        83.9        82.2        81.2        77.2
                                                      --------    --------    --------    --------    --------
Gross profit ......................................       30.4        16.1        17.8        18.8        22.8
Compensation expense ..............................       20.6        11.5         9.7         9.4         9.3
Bonus to majority shareholder .....................        2.5         2.3         4.5         4.1          --
Stock grant expense ...............................        0.0         0.0         0.0         8.2          --
Other general, selling and administrative
   expenses .......................................       10.2         6.3         5.0         5.0         4.5
                                                      --------    --------    --------    --------    --------
Total general, selling and administrative
   expenses .......................................       33.3        20.1        19.2        26.7        13.8
                                                      --------    --------    --------    --------    --------
Operating income (loss) ...........................       (2.9)       (4.0)       (1.4)       (7.9)        9.0
Other income, net .................................        0.2         0.4         0.3         0.3         2.0
                                                      --------    --------    --------    --------    --------
Income (loss) before provision for (benefit
   from) income taxes .............................       (2.7)       (3.6)       (1.1)       (7.6)       11.0
Pro forma provision for (benefit from) income
   taxes ..........................................       (0.9)       (0.1)        0.0         0.0         4.4
                                                      --------    --------    --------    --------    --------
Pro forma net income (loss) .......................       (1.8)%      (3.5)%      (1.1)%      (7.6)%       6.6%
                                                      ========    ========    ========    ========    ========

Years Ended December 31, 1998 and 1997

      Revenue. Revenue for 1998 was $101.1 million, an increase of 84.9% over revenue of $54.7 million for 1997. Revenue for 1998 was generated from 20 programs for 13 clients while revenue for 1997 was generated from 15 programs for 12 clients.

      Program expenses. Program expenses for 1998 were $78.0 million, an increase of 75.7% over program expenses of $44.4 million for 1997. As a percentage of revenue, program expenses decreased to 77.2% for 1998 from 81.2% for 1997. A significant portion of this decrease is attributable to the fact that certain costs associated with the initiation of programs scheduled to begin the first quarter of 1998 were expensed as incurred in the fourth quarter of 1997 while revenue from such programs could not be recognized until the Company began performing services in connection with such programs in the first quarter of 1998. Additionally, the Company benefited from providing ancillary services to certain clients at more favorable margins, and achieving greater efficiencies on several other programs than the Company typically experiences.

      Compensation expense. Compensation expense for 1998 was $9.4 million compared to $5.1 million for 1997. As a percentage of revenue, compensation expense decreased to 9.3% for 1998 from 9.4% for 1997.

      Bonus to majority shareholder. In 1997, the Company paid a bonus of $2.2 million to its majority shareholder. No such bonus was paid in 1998.

      Stock grant expense. There were no stock grants which generated compensation expense in 1998. During 1997, the Company incurred a non-recurring, non-cash charge of $4.5 million related to stock granted to Charles T. Saldarini, the Company's President and Chief Executive Officer.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses were $4.5 million for 1998, an increase of 63.8% from other general, selling and administrative expenses of $2.8 million for 1997. As a percentage of revenue, other general, selling and administrative expenses decreased to 4.5% for 1998 from 5.0% for 1997. Such reduction is due, in part, to the fact that certain services for which the Company had previously used outside consultants were brought in-house.

      Operating income/loss. Operating income for 1998 was $9.1 million compared to an operating loss for 1997 of $4.3 million. Before bonus to majority shareholder and stock grant expense, both of which were non-recurring expenses, the operating loss for 1997 was $2.4 million. As a percentage of revenue, operating income for 1998 was 9.0%.

      Other income, net. Other income, primarily net interest income, for 1998 was $2.0 million, compared to other income of $155,000 for 1997. The increase was primarily due to investment of the net proceeds of the IPO.

      Pro forma net income/loss. Pro forma net income for 1998 was $6.7 million compared to a pro forma net loss of $4.2 million for 1997. Pro forma net income/loss for both periods assumes the Company was taxed for Federal and state income tax purposes as a C Corporation. The pro forma effective tax rate for 1998 is 40%. The Company expects its effective tax rate to approximate 40% in future periods.

Years Ended December 31, 1997 and 1996

      Revenue. Revenue for 1997 was $54.7 million, an increase of 65.6% over 1996 revenue of $33.0 million. Revenue in 1997 was generated from 15 programs for 12 clients while 1996 revenue was generated from 13 programs for eight clients. Average program size increased to $3.6 million in 1997 from $2.5 million in 1996. Approximately $48.4 million, or 88.6%, of 1997 revenue, was derived from seven clients; those seven clients generated $30.9 million, or approximately 93.7%, of 1996 revenue.

      Program expenses. Program expenses for 1997 were $44.4 million, an increase of 63.7% over program expenses of $27.1 million for 1996. As a percentage of revenue, program expenses decreased to 81.2% for 1997 from 82.2% for 1996. This decrease was primarily attributable to the Company continuing to realize efficiencies as a result of the investments in infrastructure and process improvements which were implemented in 1995 and 1996.

      Compensation expense. Compensation expense for 1997 was $5.1 million compared to $3.2 million for 1996. This increase was due to an increase in the number of management and administrative personnel in 1997 over the 1996 number necessitated by the expansion of the Company's business. As a percentage of revenue, compensation expense was 9.4% for 1997 compared to 9.7% for 1996.

      Bonus to majority shareholder. Bonus to majority shareholder for 1997 was $2.2 million compared to $1.5 million for 1996.

      Stock grant expense. In the first quarter of 1997, the Company incurred a non-recurring, non-cash charge of $4.5 million related to stock issued to Charles T. Saldarini, the Company's President and Chief Executive Officer.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses were $2.8 million for 1997, an increase of 66.9% over other general, selling and administrative expenses of $1.7 million for 1996. As a percentage of revenue, other general, selling and administrative expenses were 5.0% for 1997 and 1996.

      Operating loss. Loss from operations for 1997 was $4.3 million compared to $446,000 for 1996. Before bonus to majority shareholder and stock grant expense, operating income for 1997 was $2.4 million or 4.4% of revenue, compared to $1.1 million, or 3.2% of revenue, for 1996.

      Other income, net. Other income, primarily net interest income, for 1997 was $155,000, an increase of 58.2% over other income of $98,000 for 1996, due to the greater availability of funds for investment.

      Pro forma net loss. Pro forma net loss for 1997 was $4.2 million compared to a pro forma net loss of $347,000 for 1996. Pro forma net loss for both periods assumes the Company was taxed for Federal and state income tax purposes as a C Corporation, with no tax benefits assumed for the net operating losses in 1997 and 1996.

Years Ended December 31, 1996 and 1995

    Revenue. Revenue for 1996 was $33.0 million, an increase of 78.5% over 1995 revenue of $18.5 million. Revenue in 1996 was generated from 13 programs for eight clients while 1995 revenue was generated from 10 programs for seven clients. Average program size increased to $2.5 million in 1996 from $1.9 million in 1995. Substantially all of 1996 revenue, or 98.3%, was derived from clients that accounted for $17.9 million, or 97.0%, of 1995 revenue.

      Program expenses. Program expenses for 1996 were $27.1 million, an increase of 74.7% over program expenses of $15.5 million for 1995. As a percentage of revenue, however, program expenses decreased to 82.2% in 1996 from 83.9% in 1995. This decrease was primarily attributable to the Company beginning to realize operating efficiencies as a result of the investments in infrastructure and process improvement begun in 1995.

      Compensation expense. Compensation expense in 1996 was $3.2 million compared to $2.1 million in 1995. This increase was attributable to an increase in the number of management and administrative personnel employed by the Company in 1996 as compared to 1995 necessitated by the expansion of the Company's business. As a percentage of revenue, compensation expense was 9.7% for 1996 compared to 11.5% for 1995.

      Bonus to majority shareholder. Bonus to majority shareholder for 1996 was $1.5 million compared to $425,000 for 1995.

      Stock grant expense. There were no compensatory stock grants in 1996 or 1995.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses were $1.7 million in 1996 compared to $1.2 million in 1995, an increase of 42.4%. As a percentage of revenue, other general, selling and administrative expenses were 5.0% in 1996 compared to 6.3% in 1995. This percentage decline reflects the spreading of other selling, general and administrative expenses across a larger revenue base.

      Operating loss. Operating loss decreased to $446,000 in 1996 from $738,000 in 1995. Before bonus to majority shareholder, operating income in 1996 was $1.1 million compared to an operating loss of $313,000 in 1995.

      Other income, net. Other income, primarily net interest income, was $98,000 in 1996, an increase of 40.1% over other income of $70,000 in 1995, due to the greater availability of funds for investment.

      Pro forma net loss. Pro forma net loss for the year ended December 31, 1996 was $347,000 compared to $653,000 for the prior year. Pro forma net loss for both periods assumes the Company was taxed for Federal and state income tax purposes as a C Corporation, with no tax benefits assumed for the net operating loss in 1996 or 1995.

Liquidity and Capital Resources

      In May 1998, the Company completed the IPO. Net proceeds to the Company from the IPO, after expenses, were approximately $46.4 million. Prior to the IPO the Company's principal source of funds had been cash flow from operations.

      As of December 31, 1998, the Company had cash and cash equivalents of approximately $56.2 million and working capital of $45.0 million compared to cash and cash equivalents of approximately $5.8 million and negative working capital of $1.6 million at December 31, 1997. Immediately prior to the IPO, the Company declared a final distribution to its existing shareholders of $5.9 million. The amount of the distribution reflected shareholders' equity at March 31, 1998 of $3.9 million and the earnings of the Company from April 1, 1998 to May 18, 1998.

      For the period ended December 31, 1998, the Company generated $14.4 million of net cash from operating activities as compared to $3.4 million during the comparable 1997 period. The increase in cash provided from operating activities mainly results from $9.5 million in net income from operations. The remaining $4.9 million resulted from changes in other assets and liabilities, particularly the increase in accrued liabilities of $5.1 million, of which $3.9 million related to performance incentives.

      For the periods ended December 31, 1998 and 1997, net cash used in investing activities was $3.0 million and $94,000, respectively. The primary use of such cash in the 1998 period was investment in computer and networking equipment and in furniture and fixtures for the Company's new corporate headquarters. The Company also purchased $1.0 million in short-term investments.

      Net cash provided by financing activities for the period ended December 31, 1998 was $39.1 million. Net proceeds from the offering of $46.4 million, after expenses, were partially offset by a $5.9 million final distribution to its existing shareholders immediately prior to the IPO. For the comparable 1997 period, net cash provided by financing activities was $79,000 as a result of a $100,000 equipment loan provided by a commercial financial institution, net of repayments. The balance of this loan was repaid in 1998.

      The Company has a $500,000 line of credit (the "Credit Line") from a commercial bank under which interest only is payable monthly on the outstanding balance at a floating rate equal to 1% above the prime rate of interest as published from time to time by The Wall Street Journal. The Company has also obtained a commitment from the bank for a $10 million line of credit. This line would be for a term of one year and would bear interest payable monthly at a floating rate equal to 2.0% above LIBOR. The Credit Line is secured by a lien on all of the assets of the Company. The note evidencing the Credit Line and the related security agreement contain covenants, representations and other provisions customarily found in commercial loan documentation.

      The Company spent approximately $2.0 million for capital expenditures in 1998, which was funded entirely through cash generated from operations. During 1997, the Company's capital expenditures were $290,000.

      Where the Company bills clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of December 31, 1998 and 1997, the Company had $7.3 million and $6.6 million, respectively, of unearned contract revenue and $4.5 million and $3.7 million, respectively, of unbilled costs and accrued profits. Substantially all deferred and unbilled costs and accrued profits are earned or billed, as the case may be, within 12 months of the end of the respective period.

      The Company believes that cash flows from operations and existing cash balances will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.

Quarterly Results

      The Company's results of operations have been, and are expected to be, subject to quarterly revenue fluctuations. Such fluctuations result from a number of factors including, among other things, the timing of commencement, completion or cancellation of major programs. Revenue, generally, is recognized as services are performed while program costs, other than training costs, are expensed as incurred. As a result, the Company may incur substantial expenses associated with staffing a new program during the first two to three months of a contract, without recognizing any revenue under such contract. This could have an adverse impact on the Company's operating results for the quarters in which such expenses are incurred. In the future, revenue may fluctuate as a result of such factors and a number of additional factors, including delays or costs associated with acquisitions, government regulatory initiatives and conditions in the healthcare industry generally. The Company believes that because of such fluctuations, quarterly comparisons of its financial results cannot be relied upon as an indication of future performance.

      The following table sets forth quarterly operating results for the eight quarters ended December 31, 1998.

                                                                 Quarter Ended
                               --------------------------------------------------------------------------------------
                               Mar 31,     Jun 30,     Sep 30,    Dec 31,    Mar 31,    Jun 30,    Sep 30,    Dec 31,
                                1997        1997        1997       1997       1998       1998       1998       1998
                                ----        ----        ----       ----       ----       ----       ----       ----
                                                                 (in thousands)
Revenue ...................   $  9,980    $ 12,501    $ 15,737   $ 16,456   $ 23,450   $ 22,129   $ 24,609   $ 30,893
Program expenses ..........      8,587      10,458      11,510     13,837     15,960     17,833     19,162     25,039
                              --------    --------    --------   --------   --------   --------   --------   --------
Gross profit ..............      1,393       2,043       4,227      2,619      7,490      4,296      5,447      5,854
Compensation expense ......      1,300       1,219       1,261      1,341      1,997      2,273      2,512      2,659
Bonus to majority
    shareholder(1) ........        561         561         561        560         --         --         --         --
Stock grant expense(2) ....      4,470          --          --         --         --         --         --         --
Other general, selling and
    administrative expenses        680         638         744        693        602        859      1,389      1,662
                              --------    --------    --------   --------   --------   --------   --------   --------
Total general, selling and
    administrative expenses      7,011       2,418       2,566      2,594      2,599      3,132      3,901      4,321
                              --------    --------    --------   --------   --------   --------   --------   --------
Operating income (loss) ...     (5,618)       (375)      1,661         25      4,891      1,164      1,546      1,533
Other income ..............         11          38          61         45         90        464        789        706
                              --------    --------    --------   --------   --------   --------   --------   --------
Net income (loss) .........   $ (5,607)   $   (337)   $  1,722   $     70      4,981      1,628      2,335      2,239
                              ========    ========    ========   ========   ========   ========   ========   ========

----------

      (1) Prior to the IPO, the Company had been treated as an S Corporation under subchapter S of the Internal Revenue Code and under the corresponding provisions of the tax laws of the State of New Jersey. Historically, as an S Corporation, the Company made annual bonus payments to its majority shareholder based on the Company's estimated profitability and working capital requirements. The Company does not expect to pay bonuses to its majority shareholder in future periods.

      Footnotes Cont'd:

      (2) On January 1, 1997, the Company issued shares of its Common Stock to Charles T. Saldarini, its current President and Chief Executive Officer. For financial accounting purposes, a non-recurring, non-cash compensation expense was recorded in the quarter ended March 31, 1997. See note 13 to the Company's Audited Financial Statements.

Effect of New Accounting Pronouncements

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

Year 2000 Compliance

      The Company is on schedule with a project that addresses the Year 2000 ("Y2K") issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The Company's project to address the Y2K issue has been divided into two sections. One section addresses the Company's internal business systems. The other section addresses the business systems of the Company's key business partners. Key business partners are those clients and vendors that have a material impact on the Company's operations.

      The portion of the project that deals with the internal business systems of the Company has six major phases: (i) inventorying all Y2K items; (ii) prioritizing all Y2K items; (iii) assessing all Y2K items; (iv) repairing or replacing all systems or hardware that are not Y2K compliant; (v) testing repaired or replaced Y2K items; and (vi) designing and implementing contingency plans for those systems that cannot be repaired or replaced by January 1, 2000. As of December 31, 1998, the inventory, priority and assessment phases were complete and the repair or replace phase was 90% complete. All phases are on schedule to be completed by March 31, 1999.

      The section of the project that deals with the business systems of key business partners has three major phases: (i) identifying all key business partners; (ii) evaluating the status of their Y2K compliance efforts; and (iii) determining alternatives and contingency plan requirements. As of December 31, 1998, all key business partners have been identified and the Company is in the process of determining their Y2K status. Contingency planning is expected to be completed by June 30, 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and required financial statement schedules of the Company are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

    The following table sets forth the names, ages and principal position, of the Directors, executive officers and key employees of the Company:

Name                        Age                Position
----                        ---                --------
John P. Dugan.............  63    Chairman of the Board of Directors and
                                  Director of Strategic Planning
Charles T. Saldarini......  35    President, Chief Executive Officer and
                                  Director
Bernard C. Boyle..........  54    Chief Financial Officer, Executive Vice
                                  President, Secretary and Treasurer
Steven K. Budd............  42    Chief Operating Officer and Executive Vice
                                  President
Robert Higgins............  56    Executive Vice President - Client Programs
John M. Pietruski(1)......  65    Director
Jan Martens Vecsi(1)......  55    Director
Gerald J. Mossinghoff(1)..  63    Director

(1) Member of Audit and Compensation Committees

      John P. Dugan is the founder and Chairman of the Board of Directors of the Company and Director of Strategic Planning. He served as its President from inception until January 1995 and as its Chief Executive Officer from inception until November 1997. In 1972, Mr. Dugan founded Dugan Communications, a medical advertising agency that later became known as Dugan Farley Communications Associates Inc. ("DFC") and served as its President until 1990. In 1990 Mr. Dugan acquired sole control of the Company, which was then a wholly-owned subsidiary of DFC. Mr. Dugan was a founder and served as the President of the Medical Advertising Agency Association from 1983 to 1984. Mr. Dugan also served on the Board of Directors of the Pharmaceutical Advertising Council (now known as the Healthcare Marketing Communications Council, Inc.) and was its President from 1985 to 1986. Mr. Dugan received an M.B.A. from Boston University in 1964.

      Charles T. Saldarini is the President and Chief Executive Officer of the Company and a Director. Mr. Saldarini became President in January 1995 and Chief Executive Officer in November 1997. Prior to January 1995 Mr. Saldarini was Chief Operating Officer of the Company. Mr. Saldarini joined the Company in 1987 as a sales manager. Mr. Saldarini received an A.B. in political science from Syracuse University in 1985.

      Bernard C. Boyle has served as the Company's Executive Vice President and Chief Financial Officer since March 1997 when he joined the Company. In 1990, Mr. Boyle founded BCB Awareness, Inc., a firm that provided management advisory services to the Company, among others, and served as its President until March 1997. During that period he was also a partner in Boyle & Palazzolo, Partners, an accounting firm that also provided services to the Company. From 1982 through 1990 he served as Controller and then Chief Financial Officer and Treasurer of William Douglas McAdams, Inc., an advertising agency. From 1966 through 1971, Mr. Boyle was employed by the national accounting firm of Coopers & Lybrand L.L.P. as supervisor/senior audit staff. Mr. Boyle received a B.B.A. in Accounting from Manhattan College in 1965 and an M.B.A. in Corporate Finance from New York University in 1972.

      Steven K. Budd served the Company as a consultant from December 1995 to April 1996 when he joined as Vice President, Account Group Sales. He became Executive Vice President in July 1997 and Chief Operating Officer in January 1998. Prior to joining the Company, from April through December 1995, Mr. Budd was an independent consultant. From January 1994 through April 1995, Mr. Budd was employed by Innovex, Inc., a competing CSO, as a Director of New Business Development. From 1989 through December 1993, Mr. Budd was employed by Professional Detailing Network ("PDN"), a competing CSO, as a Vice President with responsibility for building sales teams and developing marketing strategies. Mr. Budd received a B.A. in History and Education from Susquehanna University in 1978.

      Robert R. Higgins joined the Company as a District Sales Manager in August 1996. He has served the Company in sales management as Associate Vice President, Vice President, and most recently as Executive Vice President, Client Programs. From 1965 to 1995, Mr. Higgins was employed by Burroughs Wellcome Co., where he was responsible for building and managing sales teams and developing and implementing marketing strategies. Mr.

Higgins received a B.S. in Biology from Kansas State University in 1964, and an MBA from North Texas State University in 1971.

      Gerald J. Mossinghoff became a director of the Company in May 1998. Mr. Mossinghoff is a former Assistant Secretary of Commerce and Commissioner of Patents and Trademarks of the Department of Commerce (1981 to 1985) and served as President of Pharmaceutical Research and Manufacturers of America from 1985 to 1996. Since 1997 he has been Senior Counsel to the law firm of Oblon, Spivak, McClelland, Maier and Newstadt of Arlington, Virginia. Mr. Mossinghoff has been a visiting professor of Intellectual Property Law at the George Washington University Law School since 1997 and Adjunct Professor of Law at George Mason University School of Law since 1997. Mr. Mossinghoff served as United States Ambassador to the Diplomatic Conference on the Revision of the Paris Convention from 1982 to 1985 and as Chairman of the General Assembly of the United Nations World Intellectual Property Organization from 1983 to 1985. He is also a former Deputy General Counsel of the National Aeronautics and Space Administration (1976 to 1981). Mr. Mossinghoff received an Electrical Engineering degree from St. Louis University in 1957 and a Juris Doctor degree with Honors from the George Washington University Law School in 1961. He is a member of the Order of the Coif and is a Fellow in the National Academy of Public Administration. He is the recipient of many honors, including NASA's Distinguished Service Medal and the Secretary of Commerce Award for Distinguished Public Service.

      John M. Pietruski became a director of the Company in May 1998. Since 1990 Mr. Pietruski has been the Chairman of the Board of Texas Biotechnology Corp., a pharmaceutical research and development company. He is a retired Chairman of the Board and Chief Executive Officer of Sterling Drug Inc. With Sterling Drug Inc. from 1977 to his retirement in 1988, he also held the positions of Executive Vice President, President and Chief Operating Officer. Mr. Pietruski is a member of the Boards of Directors of Hershey Foods Corporation, GPU, Inc., and Lincoln National Corporation. Mr. Pietruski graduated Phi Beta Kappa with a B.S. in Business Administration with honors from Rutgers University in 1954 and currently serves as a regent of Concordia College.

      Jan Martens Vecsi became a director of the Company in May 1998. Ms. Vecsi is the sister-in-law of John P. Dugan, the Chairman of the Board of the Company. Ms. Vecsi was employed by Citibank, N.A. from 1967 through 1996 when she retired. Starting in 1986 she served as the Senior Human Resources Officer and Vice President of the Citibank Private Bank. Ms. Vecsi received a B.A. in Psychology and Elementary Education from Immaculata College in 1965.

      The Board of Directors of the Company is divided into three classes as nearly equal in number as possible. Each year the shareholders will elect the members of one of the three classes to a three-year term of office. Ms. Vecsi serves in the class whose term expires in 1999; Messrs. Saldarini and Pietruski serve in the class whose term expires in 2000; and Messrs. Dugan and Mossinghoff serve in the class whose term expires in 2001.

      The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee reviews the scope and results of the audit and other services provided by the Company's independent accountants and internal controls of the Company. The Compensation Committee is responsible for the approval of compensation arrangements for officers of the Company and the review of the Company's compensation plans and policies.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with except for one Form 5 filing by Steven Budd reflecting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

      Summary Compensation. The following table presents certain information concerning compensation paid or accrued for services rendered to the Company in all capacities during the year ended December 31, 1998, for the Chief Executive Officer and the other four executive officers of the Company whose aggregate annual base salary and bonus for 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                                      Long-Term
                                                                                    Compensation
                                                                                    ------------
                                                     Annual Compensation              Shares of
                                                     -------------------                Common
                                                                         Other          Stock
                                                                         Annual       Underlying
        Name and Principal Position            Salary      Bonus      Compensation     Options
        ---------------------------            ------      -----      ------------     -------
John P. Dugan
Chairman of the Board......................   $125,000           --      $18,994           --
Charles T. Saldarini
   President and Chief Executive Officer...   $233,744     $275,000       $2,394           --
Steven K. Budd
   Chief Operating Officer and
   Executive Vice President................   $168,678     $178,000       $2,302           --
Bernard C. Boyle
   Chief Financial Officer,
   Executive Vice President,
   Secretary and Treasurer.................   $155,833     $165,000       $4,170           --
Robert R. Higgins
   Executive Vice President................   $101,186      $45,000       $2,104           --

      Option Grants. The following table sets forth certain information regarding options granted by the Company to the Named Executive Officers during 1998.

                                         Option Grants in Last Fiscal Year

                                                 Individual Grants
                                                 -----------------
                                                    Percent of
                                                       Total                              Potential Realizable Value at
                                     Number of        Options                             Assumed Annual Rates of Stock
                                       Shares        Granted to                          Price Appreciation for Option
                                     Underlying      Employees    Exercise                            Term(2)
                                       Options       in Fiscal      Price     Expiration              -------
               Name                 Granted (#)(1)     Year       ($/share)      Date       0%         5%          10%
               ----                 --------------     ----       ---------      ----       --         --          ---
John P. Dugan....................         --            --             --          --       --        --           --
Charles T. Saldarini.............         --            --             --          --       --        --           --
Steven K. Budd...................         --            --             --          --       --        --           --
Bernard C. Boyle.................         --            --             --          --       --        --           --
Robert R. Higgins................       7,500          2.0%        $16.00       05/20/08    $0      $75,467      $191,249

      (1) The options vest with respect to one-third of the shares of Common Stock covered by the options on May 19, 1998 (the "Initial Vesting Date") and one-third will vest on each of the first and second anniversary of the Initial Vesting Date.

      (2) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the respective options. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect the Company's projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this Form 10-K.

      Option Exercises and Year-End Option Values. The following table provides information with respect to options exercised by the Named Executive Officers during 1998 and the number and value of unexercised options held by the Named Executive Officers as of December 31, 1998.

    Aggregated Option Exercise in Last Fiscal Year and Year-End Option Values

                                                                   Number of Shares Underlying       Value of Unexercised In-the-
                                                                  Unexercised Options at Fiscal        Money Options At Fiscal
                                                                           Year-End (#)                     Year-End (2)
                                                                           ------------                     ------------
                        Shares Acquired
Name                     on Exercise (#)   Value Realized(1)   Exercisable          Unexercisable    Exercisable      Unexercisable
----                     ---------------   -----------------   -----------          -------------    -----------      -------------
John P. Dugan..........       --                --                   --                   --              --                --
Charles T. Saldarini...       --                --                   --                   --              --                --
Steven K. Budd.........       --                --                13,063               26,126          347,998           $695,997
Bernard C. Boyle.......     5,000           $108,875               4,331               18,661          115,378           $497,129
Robert R. Higgins......       --                --                   --                   --              --                --

(1) For the purposes of this calculation, value is based upon the difference between the exercise price of the options, $1.61 per share, and the stock price on the exercise date of $23.375 per share.
(2) For the purposes of this calculation, value is based upon the difference between the exercise price of the options, $1.61 per share, and the stock price at December 31, 1998 of $28.25 per share.

Employment Contracts

      In January 1998, the Company entered into an agreement with John P. Dugan providing for his appointment as Chairman of the Board and Director of Strategic Planning. The Agreement provides for an annual salary of $125,000, no cash bonuses and for participation in all executive benefit plans.

      As of April 1, 1998, the Company entered into an employment agreement with Charles T. Saldarini providing for his employment, as President and Chief Executive Officer for a term expiring on February 28, 2003 subject to automatic one-year renewals unless either party gives written notice 180 days prior to the end of the then current term of the agreement. The agreement provides for an annual base salary of $275,000 and for participation in all executive benefit plans. The agreement also provides that Mr. Saldarini will be entitled to bonus and incentive compensation awards as determined by the Company. Further, the agreement provides, among other things, that, if his employment is terminated without cause (as defined) or if Mr. Saldarini terminates his employment for good reason (as defined), the Company will pay him an amount equal to the salary which would have been payable to him over the unexpired current term of his employment agreement.

      As of March 1, 1998, the Company has also entered into employment agreements with each of Messrs. Boyle and Budd, providing for their respective employment, as Chief Financial Officer and Chief Operating Officer. Mr. Boyle's agreement terminates on December 31, 2000 and Mr. Budd's agreement terminates on March 31, 2001. Each agreement is subject to automatic one-year renewals unless either party gives written notice 180 days prior to the end of the then current term of the agreement. The agreements provide for an annual base salary of $165,000 for Mr. Boyle and $178,605 for Mr. Budd and for their participation in all executive benefit plans. The agreements also provide that Messrs. Boyle and Budd are entitled to bonus and incentive compensation awards as determined by the Company. Each agreement also provides, among other things, that, if employment is terminated by the Company without cause (as defined) or by the executive for good reason (as defined), the Company will pay the employee an amount equal to the salary which would have been payable over the current unexpired term of the employment agreement.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      None of the Directors serving on the Compensation Committee is an employee of the Company. No Director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a Director of the Company.

1998 Stock Option Plan

      In order to attract and retain persons necessary for the success of the Company, in March 1998, the Board of Directors of the Company adopted its 1998 Stock Option Plan (the "Plan") reserving for issuance up to 750,000 shares of its Common Stock, pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. The Plan, which has a term of ten years from the date of its adoption, is administered by the Compensation Committee of Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options is determined by the Compensation Committee in its sole discretion. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

      At December 31, 1998, options for an aggregate of 424,849 shares were outstanding under the Plan, including 39,189 held by Steven Budd, the Company's Chief Operating Officer, 22,992 held by Bernard Boyle, the Company's Chief Financial Officer and 7,500 held by each of Gerald J. Mossinghoff, John M. Pietruski and Jan Martens Vecsi, the Company's non-employee Directors. In addition, as of December 31, 1998, options to purchase 5,000 shares of Common Stock had been exercised.

Compensation of Directors

      Each non-employee Director receives an annual director's fee of $8,000, payable quarterly in arrears, plus $1,000 for each meeting attended in person and $150 for each meeting attended telephonically and reimbursement for travel costs and other out-of-pocket expenses incurred in attending each Directors' meeting. In addition, committee members receive $200 for each committee meeting attended in person and $100 for each committee meeting attended telephonically. Additionally, pursuant to the Plan, each non-employee Director, received options to purchase 7,500 shares of Common Stock exercisable at the fair market value on the date of grant. These options will vest one-third on the date of grant and one-third at the end of each subsequent year of service on the Board. In addition, each non-employee Director will receive options to purchase an additional 3,750 shares of Common Stock on the date of the Company's annual stockholders' meeting. Such options will have an exercise price equal to the fair market value of the Common Stock on the date of grant and will vest one-third upon grant and one-third on each of the first and second anniversary of the date of grant.

401(k) Plan

      The Company maintains a retirement plan (the "401(k) Plan") intended to qualify under Sections 401(a) and 401(k) of the Code. The 401(k) Plan is a defined contribution plan that covers employees of the Company at least 21 years of age, who have been employed by the Company for at least one year. Employees may contribute up to 15% of their annual wages (subject to an annual limit prescribed by the Code) as pre-tax salary deferral contributions. Effective January 1, 1997, the Company committed to make mandatory contributions to the 401(k) Plan to match employee contributions up to a maximum of 2% of each participating employee's annual wages. The Company's contribution to the 401(k) Plan for 1998 was approximately $310,248.

Limitation of Directors' Liability and Indemnification

      The Delaware General Corporation Law (the "DGCL") authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breach of directors' fiduciary duty of care. The Company's Certificate of Incorporation limits the liability of Directors of the Company to the Company or its shareholders to the fullest extent permitted by Delaware law.

      The Company's Certificate of Incorporation provides mandatory indemnification rights to any officer or Director of the Company who, by reason of the fact that he or she is an officer or Director of the Company, is involved in a legal proceeding of any nature. Such indemnification rights include reimbursement for expenses incurred by such officer or Director in advance of the final disposition of such proceeding in accordance with the applicable provisions of the DGCL. Insofar as indemnification for liabilities under the Securities Act may be provided to officers and Directors or persons controlling the Company, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

      There is no pending litigation or proceeding involving a Director, officer, employee or agent of the Company in which indemnification by the Company will be required or permitted. The Company is not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of February 24, 1999 and as adjusted to reflect the sale of the shares offered hereby, by (i) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each Named Executive Officer and (iv) all Directors, and Executive Officers of the Company as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock owned by them.

                                              Number of Shares         Percentage of Shares
Name and Address(1)                          Beneficially Owned(2)     Beneficially Owned(2)
-------------------                          ---------------------     ---------------------
John P. Dugan...............................       6,344,878                   59.4%
Charles T. Saldarini........................       1,117,684                   10.5%
Steven K. Budd..............................          13,463(3)                    *
Bernard C. Boyle............................           9,331(4)                    *
Robert Higgins..............................           5,000                       *
John M. Pietruski...........................           4,500(5)                    *
Jan Martens Vecsi...........................           2,500(6)                    *
Gerald J. Mossinghoff.......................           2,500(6)                    *
All Executive Officers and Directors
    as a group (8 persons)..................       7,499,856(7)                70.2%

----------
*     Less than 1%.
(1) The addresses of Messrs. Dugan and Saldarini are c/o the Company, 10 Mountainview Road, Upper Saddle River, New Jersey 07458.
(2) Pursuant to the rules of the Commission, shares of the Company's Common Stock that a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes 13,063 shares issuable pursuant to options exercisable within 60 days of the date hereof.
(4) Includes 4,331 shares issuable pursuant to options exercisable within 60 days of the date hereof.
(5) Includes 2,500 shares issuable pursuant to options exercisable within 60 days of the date hereof.
(6) Represents shares issuable pursuant to options exercisable within 60 days of the date hereof.
(7) Includes 24,894 shares issuable pursuant to options exercisable within 60 days of the date hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 1998, Boomer & Son, Inc. ("B&S"), a corporation which, prior to 1998 was wholly-owned by John P. Dugan, the Company's Chairman of the Board, provided advertisement production and placement services to the Company. At the end of 1997 John P. Dugan transferred his interest in B&S to his son, Thomas Dugan, and daughter-in-law, Kathleen Dugan. John P. Dugan is not actively involved in B&S's business, however, John P. Dugan's son, Thomas Dugan, is active in B&S. For the year ended December 31, 1998, the Company purchased advertising in the amount of $1.8 million through B&S at stated advertising rates set by the periodicals and publications in which advertisements were placed. B&S received a commission from the publications for its placement services. The Company believes that the amounts paid to B&S were no less favorable than would be available in an arms-length negotiated transaction with an unaffiliated entity. See note 8 to the Company's Audited Financial Statements.

      Peter Dugan, the son of John P. Dugan, the Company's Chairman of the Board, is employed by the Company as Director of New Business Development. In 1998 the Company paid and accrued $103,000 in compensation for Peter Dugan.

      In May 1998, in connection with its initial public offering, the Company made a final cash distribution to its then existing shareholders of $5.9 million. This distribution reflected shareholders' equity of the Company as of March 31, 1998 plus the earnings of the Company from April 1, 1998 to May 18, 1998. No such distributions will be made in future periods.

      In April 1998 the Company loaned $1.4 million to its President and Chief Executive Officer, Charles T. Saldarini. The proceeds of this loan were used by Mr. Saldarini's to pay income taxes relating to his receipt of shares of Common Stock pursuant to his stock grant from the Company in January 1997. Such loan is for a term of three years, bears interest at a rate equal to 5.4% per annum payable quarterly in arrears and is secured by a pledge of the shares of Common Stock held by Mr. Saldarini.

      In November 1998, the Company agreed to loan $250,000 to its Executive Vice President and Chief Operating Officer, Steven Budd, in connection with Mr. Budd's relocation and purchase of a primary residence. Such loan is for a term of ten years, subject to acceleration upon termination of employment, bears interest at the rate of 5.5% per annum, payable quarterly in arrears and is secured by a pledge of Mr. Budd's rights under his stock option agreement and any shares issuable thereunder. Of such loan, $100,000 was funded in November 1998 and the balance was funded in February 1999.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    Exhibits:

Exhibit
  No.                          Description
  ---                          -----------
 3.1.   Certificate of Incorporation of Professional Detailing, Inc.(1)
 3.2.   By-Laws of Professional Detailing, Inc.(1)
 4.1.   Specimen Certificate Representing the Common Stock(1)
 10.1.  Form of 1998 Stock Option Plan(1)
 10.2. Office Lease between IB Brell, L.P. (Landlord) and Professional Detailing, Inc. (Tenant) and amendment thereto(1)
 10.3. Form of Employment Agreement between the Company and Charles T. Saldarini(1)
 10.4.  Agreement between the Company and John P. Dugan(1)
 10.5.  Form of Employment Agreement between the Company and Steven K. Budd(1)
 10.6.  Form of Employment Agreement between the Company and Bernard C. Boyle(1)
 10.7.  Form of Loan Agreements between the Company and Charles Saldarini
 10.8.  Form of Loan Agreements between the Company and Steven Budd
 21.1.  Subsidiaries of the Registrant
 23.1.  Consent of PricewaterhouseCoopers L.L.P.
 27.    Financial Data Schedule

----------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No 333-46321), and incorporated herein by reference.

      Reports on Form 8-K:

      The Registrant did not file any reports on Form 8-K during the Quarter ended December 31, 1998.

      Financial Statement Schedules:

      None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Upper Saddle River, State of New Jersey, on the 26th day of February, 1999.

                                   PROFESSIONAL DETAILING, INC.

                                             By: /s/ Charles T. Saldarini
                                             ----------------------------
                                                 Charles T. Saldarini,
                                                 President and Chief Executive
                                                 Officer

      Pursuant to the requirements of the Securities Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities indicated and on the 26th day of February, 1999.

         Signature                                        Title
         ---------                                        -----

/s/ John P. Dugan                        Chairman of the Board of Directors
-----------------------------
   John P. Dugan

                                         President, Chief Executive Officer and
/s/ Charles T. Saldarini                 Director
-----------------------------
   Charles T. Saldarini

                                         Chief Financial Officer (principal
/s/ Bernard C. Boyle                     accounting and financial officer)
-----------------------------
   Bernard C. Boyle

/s/ Gerald J. Mossinghoff                Director
-----------------------------
   Gerald J. Mossinghoff

/s/ John M. Pietruski                    Director
-----------------------------
   John M. Pietruski

/s/ Jan Martens Vecsi                    Director
-----------------------------
   Jan Martens Vecsi

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
PROFESSIONAL DETAILING, INC.

    Report of Independent Accountants                                      F-2

    Balance Sheets                                                         F-3

    Statements of Operations                                               F-4

    Statements of Cash Flows                                               F-5

    Statements of Shareholders' Equity                                     F-6

    Notes to Financial Statements                                          F-7

Report of Independent Accountants

To the Board of Directors and
      Shareholders of Professional Detailing, Inc.:

      In our opinion, the accompanying balance sheets and the related statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Professional Detailing, Inc. at December 31, 1998 and 1997 and the results of their operations and their cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                             /s/ PricewaterhouseCoopers L.L.P

Florham Park, New Jersey
February 8, 1999

                          PROFESSIONAL DETAILING, INC.
                                 BALANCE SHEETS

                                                                December 31,
                                                                ------------
                                                            1997            1998
                                                            ----            ----
Assets
Current assets:
Cash and cash equivalents ..........................   $  5,759,918    $ 56,191,563
Short-term investments .............................             --       1,000,000
Contract payments receivable .......................      2,073,356       4,474,091
Unbilled costs and accrued profits on contracts in
   progress ........................................      3,740,021       4,519,353
Receivable from affiliate, net .....................         27,161              --
Other current assets ...............................        297,032         677,690
Deferred tax asset .................................             --         368,400
                                                       ------------    ------------
       Total current assets ........................     11,897,488      67,231,097
Net property, plant & equipment: ...................        547,377       2,166,283
Other long-term assets .............................             --         542,606
                                                       ------------    ------------
Total assets .......................................   $ 12,444,865    $ 69,939,986
                                                       ============    ============

Liabilities and Shareholders' Equity
Accounts payable ...................................   $    473,832    $  1,049,023
Payable to affiliate ...............................             --          56,236
Note payable .......................................         68,365              --
Accrued incentives .................................      2,806,839       6,750,648
Accrued salaries and wages .........................      1,417,789       2,553,946
Unearned contract revenue ..........................      6,635,769       7,343,435
Other accrued expenses .............................      2,117,330       4,550,017
                                                       ------------    ------------
       Total current liabilities ...................   $ 13,519,924    $ 22,303,305
                                                       ------------    ------------
Long-term liabilities:
Deferred tax liability .............................             --          32,000
                                                       ------------    ------------
       Total long-term liabilities .................             --          32,000
                                                       ------------    ------------
Total liabilities ..................................   $ 13,519,924    $ 22,335,305
                                                       ------------    ------------

Commitments and contingencies (note 12)
Shareholders' equity:
Common stock, $.01 par value; 30,000,000 shares
   authorized; shares issued and outstanding, 1997 -
   7,464,562; 1998 - 10,689,562 ....................         74,646         106,896
Additional paid-in capital .........................      4,193,852      46,408,466
Retained (deficit) earnings ........................     (5,241,735)      2,573,870
Deferred compensation ..............................       (101,822)        (56,557)
Loan to officer ....................................             --      (1,427,994)
                                                       ------------    ------------
Total shareholders' (deficit) equity ...............     (1,075,059)     47,604,681
                                                       ------------    ------------
Total liabilities & shareholders' equity ...........   $ 12,444,865    $ 69,939,986
                                                       ============    ============

The accompanying notes are an integral part of these financial statements

                         PROFESSIONAL DETAILING, INC.
                           STATEMENTS OF OPERATIONS

                                                                          For The Year Ended December 31,
                                                                          -------------------------------
                                                                       1996            1997            1998
                                                                       ----            ----            ----
Revenue .......................................................   $ 33,013,360    $ 54,673,986    $101,081,137
Program expenses (including related
   party amounts of $671,810,
   $1,564,606 and $1,753,018 for
   the periods ended December 31, 1996,
   1997 and  1998, respectively) ..............................     27,117,859      44,392,424      77,994,502
                                                                  ------------    ------------    ------------
Gross profit ..................................................      5,895,501      10,281,562      23,086,635
Compensation expense ..........................................      3,190,984       5,120,969       9,440,414
Bonus to majority shareholder .................................      1,500,000       2,243,000              --
Stock grant expense ...........................................             --       4,470,000              --
Other general, selling & administrative expenses ..............      1,650,049       2,754,522       4,512,644
                                                                  ------------    ------------    ------------
Total general, selling & administrative expenses ..............      6,341,033      14,588,491      13,953,058
                                                                  ------------    ------------    ------------
Operating (loss) income .......................................       (445,532)     (4,306,929)      9,133,577
Other income, net .............................................         98,072         155,046       2,049,532
                                                                  ------------    ------------    ------------
(Loss) income before provision for taxes ......................       (347,460)     (4,151,883)     11,183,109
Provision for income taxes ....................................             --              --       1,691,181
                                                                  ------------    ------------    ------------
Net (loss) income .............................................   $   (347,460)   $ (4,151,883)   $  9,491,928
                                                                  ============    ============    ============

Basic net (loss) income per share .............................   $      (0.05)   $      (0.56)   $       1.01
                                                                  ============    ============    ============
Diluted net (loss) income per share ...........................   $      (0.05)   $      (0.56)   $       0.99
                                                                  ============    ============    ============
Basic weighted average number of shares outstanding ...........      7,464,562       7,464,562       9,427,382
                                                                  ============    ============    ============
Diluted weighted average number of shares outstanding .........      7,464,562       7,464,562       9,557,046
                                                                  ============    ============    ============

Pro forma data (unaudited) (see note 15):
(Loss) income before provision for taxes, as reported .........       (347,460)     (4,151,883)     11,183,109
Pro forma provision for income tax ............................             --              --       4,473,244
                                                                  ------------    ------------    ------------
Pro forma net (loss) income ...................................   $   (347,460)   $ (4,151,883)   $  6,709,865
                                                                  ============    ============    ============

Pro forma basic net (loss) income per share ...................   $      (0.05)   $      (0.56)   $       0.71
                                                                  ============    ============    ============
Pro forma diluted net (loss) income per share .................   $      (0.05)   $      (0.56)   $       0.70
                                                                  ============    ============    ============
Pro forma basic weighted average number of shares outstanding .      7,464,562       7,464,562       9,427,382
                                                                  ============    ============    ============
Pro forma diluted weighted average number of shares outstanding      7,464,562       7,464,562       9,557,046
                                                                  ============    ============    ============

The accompanying notes are an integral part of these financial statements

                         PROFESSIONAL DETAILING, INC.
                           STATEMENTS OF CASH FLOWS

                                                                          For The Year Ended December 31,
                                                                          -------------------------------
                                                                       1996            1997            1998
                                                                       ----            ----            ----
Cash Flows From Operating Activities
Net (loss) income from operations .............................   $   (347,460)   $ (4,151,883)   $  9,491,928
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation .........................................        104,531         137,852         338,164
         Loss on disposal of equipment ........................             --              --          87,517
         Non-cash compensation expense -- stock grant to officer            --       4,050,000              --
         Non-cash compensation expense - stock options ........             --          42,030          45,265
         Deferred taxes .......................................             --              --        (336,400)
     Other changes in assets and liabilities:
         (Increase) Decrease in contract payments receivable ..       (188,033)        964,210      (2,400,735)
         Decrease (Increase) in unbilled costs ................        495,651      (1,983,438)       (779,332)
         Decrease (Increase) in other current assets ..........         22,253        (267,032)       (377,658)
         (Increase) Decrease in other long-term assets ........             --              --        (542,606)
         Increase (Decrease) in trade accounts payable ........         55,743        (135,063)        575,191
         Increase (Decrease) in accrued liabilities ...........      2,522,659         422,920       5,079,966
         (Decrease) Increase in unearned contract revenue .....       (506,902)      2,778,031         707,666
         Increase (Decrease) in payable to affiliate ..........        284,877        (138,859)         56,236
         (Decrease) Increase in other current liabilities .....        360,107       1,653,576       2,432,687
                                                                  ------------    ------------    ------------
Net cash provided by operating activities .....................      2,803,426       3,372,344      14,377,889
                                                                  ------------    ------------    ------------

Cash Flows Provided By (Used In) Investing Activities
         Purchase of short-term investments ...................             --                      (1,000,000)
         Purchase of equipment ................................       (271,503)       (290,167)     (2,044,587)
         Advances to affiliate ................................       (369,204)             --              --
         Repayments of advances from affiliate ................             --         196,025          24,161
                                                                  ------------    ------------    ------------
Net cash used in investing activities .........................       (640,707)        (94,142)     (3,020,426)
                                                                  ------------    ------------    ------------


Cash Flows Provided By (Used In) Financing Activities
         Proceeds from issuance of note payable ...............             --         100,000              --
         Payments on note payable .............................             --         (31,635)        (68,365)
         Distributions to S Corporation shareholders ..........             --              --      (5,860,351)
         Net proceeds from issuance of common stock ...........             --              --      46,430,892
         Loan to shareholder ..................................             --          10,340      (1,427,994)
                                                                  ------------    ------------    ------------
Net cash provided by financing activities .....................             --          78,705      39,074,182
                                                                  ------------    ------------    ------------

Net increase in cash and cash equivalents .....................      2,162,719       3,356,907      50,431,645
Cash and cash equivalents -- beginning ........................        240,292       2,403,011       5,759,918
                                                                  ------------    ------------    ------------
Cash and cash equivalents -- ending ...........................   $  2,403,011    $  5,759,918    $ 56,191,563
                                                                  ============    ============    ============

Cash paid for interest ........................................             --    $      7,179    $      2,399
                                                                  ============    ============    ============
Cash paid for taxes ...........................................             --              --    $  1,698,815
                                                                  ============    ============    ============

The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                     Additional
                                           Outstanding                 Deferred       Shareholder      Paid in       Retained
                                             Shares        Amount    Compensation         Loan         Capital    Earnings/(Deficit)
                                             ------        ------    ------------         ----         -------    ------------------
Balance -- December 31, 1995.............   7,464,562    $74,646     $         --    $(10,340)       $     --        $(742,392)
Net loss for the year ended
   December 31, 1996.....................          --         --               --           --             --         (347,460)
                                            ---------    -------        ---------    ---------      ---------       -----------
Balance -- December 31, 1996.............   7,464,562     74,646               --     (10,340)             --       (1,089,852)
Stock grant..............................          --         --               --           --      4,050,000                --
Deferred compensation-stock options......          --         --        (101,822)           --        143,852                --
Repayment of shareholder loan............          --         --               --       10,340             --                --
Net loss for the year ended
   December 31, 1997.....................          --         --               --           --             --       (4,151,883)
                                            ---------    -------        ---------    ---------      ---------       -----------
Balance -- December 31, 1997.............   7,464,562     74,646        (101,822)           --      4,193,852       (5,241,735)
Issuance of common stock.................   3,225,000     32,250                -           --     46,398,642                --
Shareholders' distribution...............          --         --               --           --    (4,184,028)       (1,676,323)
Amortization of deferred compensation
   expense...............................          --         --           45,265           --             --                --
Loan to officer..........................          --         --               --  (1,427,994)             --                --
Net income for the year ended December
   31, 1998..............................          --         --               --           --             --         9,491,928
                                           ----------   --------        --------- ------------    -----------        ----------
Balance -- December 31, 1998 ............  10,689,562   $106,896        $(56,557) $(1,427,994)    $46,408,466        $2,573,870
                                           ==========   ========        ========= ============    ===========        ==========

The accompanying notes are an integral part of these financial statements

                         PROFESSIONAL DETAILING, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

Nature of Business

      Professional Detailing, Inc. (the "Company") is a leading provider of comprehensive customized sales solutions on an outsourced basis to the United States pharmaceutical industry.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates include accrued incentives payable to employees.

Revenue Recognition

      Revenue is earned primarily by performing services under contracts and is recognized as the services are performed and the right to receive payment for such services is assured. Program expenses consist primarily of the costs associated with the execution of a detailing program. Such expenses include personnel costs and the initial direct costs associated with staffing a program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and managers who are directly responsible for the rendering of services in connection with a particular program. Initial direct program costs are those costs associated with initiating a program, such as recruiting, hiring and training the sales representatives who staff a particular program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred. Training costs include the costs of training the sales representatives and managers on a particular program so that they are qualified to properly render the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of (i) the life of the contract to which they relate or (ii) 12 months. Finally, bonus and other performance incentives as well as termination payments are recognized as revenue in the period earned and when payment of the bonus, incentive or other payment is assured. Revenue is recognized net of any potential penalties until the performance criteria eliminating the penalties are met.

      The Company's contracts generally are for terms of six months to two years and are subject to renewal upon expiration. In addition, a single contract may account for a significant portion of the Company's total revenue. The Company's contracts may be terminated by the client at any time for any reason. Also, contracts typically contain significant penalties if the Company fails to meet stated performance benchmarks. While the cancellation of certain of the Company's contracts by a client without cause may result in the imposition of penalties on such client, such penalties may not act as an adequate deterrent to the termination of any such contracts. In addition, there can be no assurance that such penalties will offset the revenue which could have been earned under such contract or the costs which the Company may incur as a result of such termination. The loss or termination of one or more contracts could have a material adverse affect on the Company's business and results of operations. To date, no programs have been terminated for cause.

Fair Value of Financial Instruments

      The book values of cash and cash equivalents, contract payments receivable, accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. At December 31, 1997, the fair value of the Company's note payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the fair value of the Company's note payable was not significantly different than its book value at December 31, 1997.

                          PROFESSIONAL DETAILING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

1.  Nature of Business and Significant Accounting Policies--(Continued)

Unbilled Costs and Accrued Profits and Unearned Contract Revenue

      In general, contractual provisions, including predetermined payment schedules or submission of appropriate billing detail, establish the prerequisites for billings. Unbilled costs and accrued profits arise when services have been rendered and payment is assured but clients have not been billed. These amounts are classified as a current asset. Normally, the clients agree to pay the Company a portion of the fee due under a contract in advance of performance of services because of large recruiting and employee development costs associated with the beginning of a contract. The excess of amounts billed over revenue recognized represents unearned contract revenue, which is classified as a current liability.

Cash and Cash Equivalents

      Cash and cash equivalents consist of unrestricted cash accounts, highly liquid investment instruments and Certificates of Deposit with a maturity of three months or less at the date of purchase.

Short-term Investments

      Short-term investments consist of investment instruments with a maturity greater than three months but less than one year from the date of purchase.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. The estimated useful lives of asset classifications are seven years for furniture and fixtures and five years for office equipment and computer equipment. Depreciation is computed using the straight-line method, and the cost of leasehold improvements is amortized over the shorter of the estimated service lives or the terms of the related leases. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation are relieved and any gains or losses are reflected in operations.

Stock-Based Compensation

      Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" allows companies a choice of measuring employee stock-based compensation expense based on the fair value method of accounting or based upon the intrinsic value approach under APB Opinion No. 25. The Company has elected to measure compensation expense based upon the intrinsic value approach under APB Opinion No. 25.

Advertising

      The Company recognizes advertising costs as incurred. The total amounts charged to advertising expense were $87,104, $159,206 and $110,674 for the years ended December 31, 1996, 1997 and 1998, respectively.

2. Initial Public Offering of Common Stock

      In May, 1998, the Company completed its initial public offering (the "IPO") of 3,220,000 shares of Common Stock (including 420,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price per share of $16.00. Net proceeds to the Company after expenses of the IPO were approximately $46.4 million. The Company made a distribution of $5.9 million to the S Corporation shareholders, representing shareholders' equity of the Company as of March 31, 1998, plus the earnings of the Company from April 1, 1998 to May 18, 1998.

                         PROFESSIONAL DETAILING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

2. Initial Public Offering of Common Stock (Continued)

      In connection with the IPO, the Company has reincorporated in Delaware. To effect such reincorporation, on May 15, 1998, Professional Detailing, Inc., a New Jersey corporation (the "New Jersey Entity") merged with and into Professional Detailing, Inc., a Delaware corporation (the "Delaware Entity"). As a result of the merger, the former shareholders of the New Jersey Entity owned 7,464,562 shares of the Delaware Entity's common stock which shares constituted all of the issued and outstanding shares of common stock of the Delaware Entity prior to the IPO. In addition, outstanding options to purchase common stock of the New Jersey Entity converted into 67,181 options to purchase shares of common stock of the Delaware Entity at $1.61 per share. The conversion of shares and options related to the merger has been retroactively reflected in the Company's financial statements.

3. Historical and Pro Forma Basic and Diluted Net Income/Loss Per Share

      Historical and Pro forma basic and diluted net income/loss per share was calculated based on the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the year ended December 31, 1998 is as follows:

                                                                   Year Ended
                                                               December 31, 1998
                                                               -----------------
Basic weighted average number of common shares outstanding....      9,427,382
Dilutive effect of stock options..............................        129,664
                                                                    ---------
Diluted weighted average number of common shares outstanding..      9,557,046
                                                                    =========

      At December 31, 1997, outstanding options to purchase 67,181 shares of common stock with an exercise price of $1.61 per share have not been included in the 1997 computation of historical and pro forma diluted net loss per share because to do so would have been antidilutive.

4. Property, Plant and Equipment

      Property, Plant and Equipment consists of the following:

                                                               December 31,
                                                               ------------
                                                           1997          1998
                                                           ----          ----
Furniture and fixtures .............................    $   81,759    $  698,620
Office equipment ...................................       217,796       257,501
Computer equipment .................................       805,353     1,939,240
Leasehold improvements .............................        18,693       120,359
                                                        ----------    ----------
Total Property, Plant and Equipment ................     1,123,601     3,015,720

Less accumulated depreciation and amortization .....       576,224       849,437
                                                        ----------    ----------
Property, Plant and Equipment, net .................    $  547,377    $2,166,283
                                                        ==========    ==========

5. Operating Leases

      The Company leases facilities and certain equipment under agreements classified as operating leases. Lease expense under these agreements for the twelve months ended December 31, 1996, 1997 and 1998 were $165,020, $182,353 and $666,228, respectively. The Company entered into a new facilities lease in May 1998 for a term of 66 months with an option to extend for an additional five years.

                         PROFESSIONAL DETAILING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

5. Operating Leases (Continued)

    The following is a schedule by year of the future minimum lease payments as of December 31, 1998 required under these agreements:

    1999.............................................................$1,695,568
    2000............................................................. 1,678,273
    2001............................................................. 1,677,698
    2002............................................................. 1,495,406
    2003.............................................................   555,336
    Thereafter.......................................................         0
                                                                     ----------
    Total............................................................$7,102,281
                                                                     ==========

6. Significant Customers

    During 1996, 1997 and 1998, the Company had several significant customers for which it provided services under specific contractual arrangements. The following sets forth the revenue generated by customers who accounted for more than 10% of the Company's revenue during each of the periods presented.

                             Years Ended December 31,
                             ------------------------
    Customers          1996           1997            1998
    ---------          ----           ----            ----
        A          $9,831,457    $13,507,000     $31,069,651
        B                *        13,026,665      30,462,960
        C           5,364,235     10,548,472      24,303,187
        D           5,360,264           *               *
        E           7,159,520           *               *

      * Less than 10% of revenue.

      At December 31, 1997 and 1998, these customers represented 79.5% and 95.6%, respectively, of outstanding receivables and unbilled services. The loss of any one of the foregoing customers could have a material adverse effect on the Company's financial position, results of operations or cash flows.

7. Borrowings

      The Company has a $500,000 line of credit from a bank under which interest is payable monthly on the outstanding balance at a floating rate equal to 1% above the prime rate. The Company has also obtained a commitment from the bank for a $10 million line of credit. This line would be for a term of one year and would bear interest payable monthly at a floating rate equal to 2.0% above LIBOR.

      As of December 31, 1998, the Company has not drawn on either line. Both lines are collateralized by a lien on all of the assets of the Company. In addition, if the Company were to draw on such lines, it could be subject to certain restrictive financial covenants and other customary provisions found in commercial loan documentation. Commitment fees associated with the lines are immaterial.

8. Related Party Transactions

      The Company purchased certain print advertising for initial recruitment of representatives through a company that was wholly-owned by the family of the Company's majority shareholder. Additionally, the Company also provided administrative services to this affiliate through the first six months of 1998. The net amounts charged to the Company for these purchases amounted to $671,810, $1,564,606 and $1,753,018 for the years ended December 31, 1996, 1997 and 1998.
As of December 31, 1997 and 1998, the amounts payable to affiliate totaled $146,018 and $56,236, respectively. The Company also made advances to this affiliate. As of December 31, 1997 and 1998, the amounts due the Company as a result of these advances were $173,179 and $0, respectively.

                         PROFESSIONAL DETAILING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

9. Income Taxes

      Prior to the IPO, the Company elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended effective January 1, 1991 and under the corresponding provisions if the laws of the State of New Jersey effective January 1, 1994. Consequently, prior to the IPO, the Company was not subject to Federal or New Jersey state income taxes, other than a New Jersey corporate income tax amounting to $90,482 in 1998. On May 19, 1998 certain events, including the IPO, automatically terminated the Company's S Corporation status, thereby subjecting income to Federal and New Jersey state income taxes.

     The provision for income taxes for the year ended December 31,1998 is summarized as follows:

Current:
      Federal                 $ 1,630,919
      State                       396,662
                              -----------
Total Current                   2,027,581

Deferred                         (336,400)
                              -----------
Provision for income taxes    $ 1,691,181
                              ===========

      For 1998 deferred income taxes reflected the net tax effect of temporary differences between the carrying value of assets and liabilities recorded for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 1998 the Company had a current deferred tax asset of $368,400, primarily related to accrued expenses. In addition, the Company has a non current deferred tax liability of $32,000, primarily related to accelerated depreciation.

      A reconciliation of the difference between the Federal statutory tax rates and the Company's effective tax rate is as follows:

Federal statutory rate                34.0%
State income tax rate, net of
   Federal benefit                     4.0
Effect of S Corporation status
   prior to IPO                      (23.6)
Other non-deductible expenses          0.7
                                      ----
Effective tax rate                    15.1%
                                      ====

10. Loans to Shareholder/Officers

      The Company loaned $1.4 million to its President and Chief Executive Officer, Charles T. Saldarini in April 1998. The proceeds of this loan were used by Mr. Saldarini to pay income taxes relating to his receipt of shares of Common Stock. Such loan is for a term of three years, bears interest at a rate equal to 5.4% per annum payable quarterly in arrears and is secured by a pledge of the shares of Common Stock held by Mr. Saldarini. A loan of $10,340 to the Company's then sole shareholder at December 31, 1996 was repaid in 1997.

      In November 1998, the Company agreed to lend $250,000 to an executive officer. As of December 31, 1998, $100,000 of this amount has been loaned, and has been recorded in other long-term assets on the balance sheet as of December 31, 1998. Such loan is payable on December 31, 2008, bears interest at a rate of 5.5% per annum, payable quarterly in arrears and is secured by a pledge of certain options to purchase shares of Common Stock.

                         PROFESSIONAL DETAILING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

11. Retirement Plans

      In 1996, 1997 and 1998, the Company provided its employees with a qualified profit sharing plan with 401(k) features. The Company made contributions of $99,917, $172,310 and $310,248 to this plan for the years ended December 31, 1996, 1997 and 1998, respectively.

      Effective January 1, 1997, the Company has committed to make mandatory contributions to the 401(k) plan. This commitment requires contributions from the Company each year equal to 100% of the amount contributed by each employee up to 2% of the employee's wages. Any additional contribution to the plan is at the discretion of the Company.

12. Commitments and Contingencies

      The Company is engaged in the business of detailing pharmaceutical products. Such activities could expose the Company to risk of liability for personal injury or death to persons using such products, although the Company does not commercially market or sell the products to end users. While the Company has not been subject to any claims or incurred any liabilities due to such claims, there can be no assurance that substantial claims or liabilities will not arise in the future. The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and reliance on insurance maintained by clients. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity. The Company currently does not carry product liability insurance and is not insured against the errors and omissions of its employees.

      From time to time the Company is involved in litigation incidental to its business. The Company is not currently a party to any pending litigation which, if decided adversely to the Company, would have a material adverse effect on the business, financial condition or results of operations of the Company.

13. Stock Grant

      In January of 1997, the Company issued 1,119,684 shares of its Common Stock to its President and Chief Operating Officer. As a result, Mr. Saldarini owned 15.0% of the Company's outstanding shares of common stock at that time (taking into account the issuance of such shares). The Company has treated these shares as outstanding for all periods.

      This grant of stock was in consideration of services performed on behalf of the Company. The value of the shares, as determined by Hempstead & Co. Incorporated, independent valuation experts, was $4,050,000. Such valuation was prepared utilizing standard valuation techniques used to value businesses including discounted cash flow and comparable transactions. The Company has recognized $4,470,000 in compensation and related expenses in the first quarter of 1997. Such expenses include a reserve for taxes related to such grant.

                         PROFESSIONAL DETAILING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

14. Stock Option Plan

      In March 1998, the Board of Directors of the Company adopted its 1998 Stock Option Plan (the "1998 Plan") which reserves for issuance up to 750,000 shares of its Common Stock, pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. The 1998 Plan, which has a term of ten years from the date of its adoption, is administered by a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options is determined by the committee, in its sole discretion. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Effective in January of 1997, the Company adopted its 1997 Stock Option Plan (the "1997 Plan"). In March 1998, the 1997 Plan was incorporated into the 1998 Plan.

      During 1997, there were two grants of stock options to officers of the Company, one in January for 39,189 shares at an exercise price of $1.61 and one in March for 27,992 shares at an exercise price of $1.61. In connection with the grant of such options, the Company will amortize $143,852 of compensation expense over the expected vesting period. The options vest as follows: one-third became exercisable on the date of the IPO (the "Initial Exercise Date"), another third shall become exercisable on the first anniversary of the Initial Exercise Date and the final third become exercisable on the second anniversary of the Initial Exercise Date. As of December 31, 1997 and 1998, total options outstanding under the 1997 Plan were 67,181 and 62,181, of which 0 and 17,394, respectively, were exercisable. In October of 1998, 5,000 of these options were exercised. As of December 31, 1998 the weighted average exercise price of these outstanding and exercisable options was $1.61. The average remaining contractual life of these outstanding options was 7.0 years. Compensation expense of $42,030 and $45,265 was recognized for the years ended December 31, 1997 and 1998.

      In May 1998, 345,168 options were granted to employees and outside consultants, and 22,500 options were granted to outside directors under the 1998 Plan. The exercise price of these options was $16.00, the fair market value of the Common Stock on the date of grant. One third of the employees' options will vest and become exercisable on each of May 18, 1999, 2000 and 2001. The directors' options vest and become exercisable one third on the date of grant, and one third on each of May 19, 1999 and 2000. All stock options granted during the second quarter of 1998 will expire in May 2008. Total options outstanding, related to the 1998 grants, as of December 31, 1998 was 367,668 of which 7,500 were exercisable. At December 31, 1998, the weighted average exercise price of these options outstanding and exercisable was $16.00. The weighted average remaining contractual life of the outstanding options under the 1998 Plan was
9.4 years.

                         PROFESSIONAL DETAILING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

14. Stock Option Plan--(Continued)

      Had compensation cost for the Company's stock option grants been determined for awards consistent with the fair value approach of Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," which requires recognition of compensation cost ratably over the vesting period of the underlying instruments, the Company's pro forma net (loss) income and pro forma basic and diluted (loss) income per share would have been adjusted to the amounts indicated below:

                                                                   As of December 31,
                                                                   ------------------
                                                                1997              1998
                                                                ----              ----
Pro forma net (loss ) income-- As reported .............   $  (4,151,883)   $   6,709,865
Pro forma net (loss ) income -- As adjusted ............   $  (4,202,165)   $   6,224,547
Pro forma basic (loss) income per share -- as reported .   $       (0.56)   $        0.71
Pro forma basic (loss) income per share -- as adjusted .   $       (0.56)   $        0.66
Pro forma diluted (loss) income per share -- as reported   $       (0.56)   $        0.70
Pro forma diluted (loss) income per share -- as adjusted   $       (0.56)   $        0.65

      Compensation cost for the determination of Pro forma Net (loss) income -- As adjusted and related per share amounts were estimated using a the Black Scholes option pricing model, and the following assumptions (i) risk free interest rate 6.27% at December 31, 1997 and 5.62% at December 31, 1998, (ii) expected life 5 years for December 31, 1997 and 1998, (iii) expected dividends - 0, for the years ended December 31, 1997 and 1998, (iv) volatility - 0 for 1997 and 60% for 1998. The weighted average fair value of options granted during 1998 and 1997 was $9.63 and $2.56, respectively.

15. Pro Forma Information (unaudited)

Pro Forma Provision For (Benefit From) Income Tax

      The accompanying financial statements reflect a provision/benefit for income taxes on a pro forma basis as if the Company were subject to Federal and New Jersey state income taxes as a taxable corporate entity throughout the years presented. The pro forma income tax provision is based upon the statutory rates in effect for C Corporations during the periods presented, with no tax benefits assumed for the net operating losses in 1997 and 1996.

16. New Accounting Pronouncements

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