Form 10-Q
period 1999-03-31
PROFESSIONAL DETAILING INC
filed 1999-05-07
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-24249

                          PROFESSIONAL DETAILING, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                          22-2919486
      -------------------------------      --------------------------
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

                              10 Mountainview Road
                      Upper Saddle River, New Jersey 07458
                      ------------------------------------
                    (Address of principal executive offices)

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

                              Yes |X|       No |_|

As of May 7, 1999 the Registrant had a total of 10,689,562 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                          PROFESSIONAL DETAILING, INC.


PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Financial Statements

        Balance Sheets
        March 31, 1999 and December 31, 1998...........................        3

        Statements of Operations -- Three
        Months Ended March 31, 1999 and 1998...........................        4

        Statements of Cash Flows -- Three
        Months Ended March 31, 1999 and 1998...........................        5

        Notes to Financial Statements..................................        6

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations...........................        8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ......................................  Not Applicable
Item 2. Changes in Securities and Use of Proceeds ..............              13
Item 3. Default Upon Senior Securities..........................  Not Applicable
Item 4. Submission of Matters to a Vote of
          Security Holders......................................  Not Applicable
Item 5. Other Information.......................................  Not Applicable

SIGNATURES .....................................................              14

                          PROFESSIONAL DETAILING, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                                     March 31,     December 31,
                                                       1999            1998
                                                   ------------    ------------
Assets

Current assets:
Cash and cash equivalents ......................   $ 64,640,680    $ 56,191,563
Short-term investments .........................             --       1,000,000
Contract payments receivable ...................     12,501,471       4,474,091
Unbilled costs and accrued profits on
   contracts in progress .......................      1,526,823       3,297,250
Deferred training ..............................      1,899,364       1,222,103
Other current assets ...........................        512,144         677,690
Deferred tax asset .............................        336,400         368,400
                                                   ------------    ------------
    Total current assets .......................     81,416,882      67,231,097
Net property, plant & equipment ................      2,344,293       2,166,283
Other long-term assets .........................        611,777         542,606
                                                   ------------    ------------
Total assets ...................................   $ 84,372,952    $ 69,939,986
                                                   ============    ============

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable ...............................   $  2,389,962    $  1,049,023
Payable to affiliates, net .....................        190,618          56,236
Accrued incentives .............................      5,536,194       6,750,648
Accrued salaries and wages .....................      4,441,318       2,553,946
Unearned contract revenue ......................     15,446,280       7,343,435
Other accrued expenses .........................      5,997,535       4,550,017
                                                   ------------    ------------
    Total current liabilities ..................   $ 34,001,907    $ 22,303,305
                                                   ------------    ------------
Long-term liabilities:
Deferred tax liability .........................         58,952          32,000
                                                   ------------    ------------
    Total long-term liabilities ................         58,952          32,000
                                                   ------------    ------------
Total liabilities ..............................   $ 34,060,859    $ 22,335,305
                                                   ============    ============

Shareholders' equity:
Common stock, $.01 par value; 30,000,000 shares
   authorized; shares issued and outstanding
   March 31, 1999 - 10,689,562 and December 31,
   1998 - 10,689,562 ...........................        106,896         106,896
Additional paid-in capital .....................     46,408,466      46,408,466
Retained earnings ..............................      5,269,966       2,573,870
Deferred compensation ..........................        (45,241)        (56,557)
Loan to officer ................................     (1,427,994)     (1,427,994)
                                                   ------------    ------------
    Total shareholders' equity .................     50,312,093      47,604,681
                                                   ------------    ------------
Total liabilities & shareholders' equity .......   $ 84,372,952    $ 69,939,986
                                                   ============    ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                           1999         1998
                                                       -----------   -----------
Revenue ............................................   $36,013,617   $23,450,219
Program expenses (including related party amounts of
   $704,462 and $533,430 for the quarters ended
   March 31, 1999 and 1998, respectively) ..........    27,738,852    15,960,536
                                                       -----------   -----------
Gross profit .......................................     8,274,765     7,489,683

Compensation expense ...............................     3,256,586     1,997,311
Other general, selling and administrative expenses .     1,367,647       601,804
                                                       -----------   -----------
Total general, selling and administrative expenses .     4,624,233     2,599,115
                                                       -----------   -----------
Operating income ...................................     3,650,532     4,890,568

Other income, net ..................................       778,943        89,874
                                                       -----------   -----------
Income before provision for income taxes ...........     4,429,475     4,980,442
Provision for income taxes .........................     1,733,378            --
                                                       -----------   -----------
Net income .........................................   $ 2,696,097   $ 4,980,442
                                                       ===========   ===========
Basic net income per share .........................   $      0.25   $      0.67
                                                       ===========   ===========
Diluted net income per share .......................   $      0.25   $      0.66
                                                       ===========   ===========
Basic weighted average
   number of shares outstanding ....................    10,689,562     7,464,562
                                                       ===========   ===========
Diluted weighted average
   number of shares outstanding ....................    10,921,717     7,524,983
                                                       ===========   ===========

Pro forma data (see note 2)
Income before provision for taxes ..................                   4,980,442
Pro forma provision for income tax .................                     996,084
                                                                     -----------
Pro forma net income ...............................                 $ 3,984,358
                                                                     ===========
Pro forma basic net income per share ...............                 $      0.53
                                                                     ===========
Pro forma diluted net income per share .............                 $      0.53
                                                                     ===========
Pro forma basic weighted average
   number of shares outstanding ....................                   7,464,562
                                                                     ===========
Pro forma diluted weighted average
   number of shares outstanding ....................                   7,524,983
                                                                     ===========

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                1999            1998
                                                            ------------    ------------
Cash Flows From Operating Activities
Net income from operations ..............................   $  2,696,097    $  4,980,442
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation .......................................        126,277          46,678
     Deferred compensation ..............................         11,316          11,317
   Other changes in assets and liabilities:
     (Increase) decrease in contract payments receivable      (8,027,380)     (7,133,938)
     (Increase) decrease in unbilled costs ..............      1,770,427       1,568,107
     (Increase) decrease in deferred training ...........       (677,261)             --
     (Increase) decrease in other current assets ........        165,546        (786,758)
     (Increase) decrease in other long-term assets ......        (69,171)             --
     Increase (decrease) in accounts payable ............      1,340,939         256,454
     Increase (decrease) in accounts payable to affiliate        134,382              --
     Increase (decrease) in accrued liabilities .........        672,918        (736,427)
     Increase (decrease) in unearned contract revenue ...      8,102,845       6,582,136
     Increase (decrease) in other current liabilities ...      1,506,469         951,139
                                                            ------------    ------------
Net cash provided by operating activities ...............      7,753,404       5,739,150
                                                            ------------    ------------

Cash Flows Provided by (Used In) Investing Activities
     Sale of short-term investments .....................      1,000,000              --
     Purchase of property and equipment .................       (304,287)       (767,367)
     Advances to affiliate ..............................             --         (50,111)
                                                            ------------    ------------
Net cash provided by (used in) investing activities .....        695,713        (817,478)
                                                            ------------    ------------

Cash Flows Used In Financing Activities
     Payments on note payable ...........................             --          (8,070)
                                                            ------------    ------------
Net cash used in financing activities ...................             --          (8,070)
                                                            ------------    ------------

Net increase in cash and cash equivalents ...............      8,449,117       4,913,602
Cash and cash equivalents - beginning ...................     56,191,563       5,759,918
                                                            ------------    ------------
Cash and cash equivalents - ending ......................   $ 64,640,680    $ 10,673,520
                                                            ============    ============


   The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of Professional Detailing, Inc. (the "Company") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report") as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2. Initial Public Offering of Common Stock

      On May 19, 1998, the Company completed its initial public offering (the "IPO") of 3,220,000 shares of Common Stock (including 420,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price per share of $16.00. Net proceeds to the Company after expenses of the IPO were approximately $46.5 million. As disclosed in the IPO Prospectus, the Company made a distribution of $5.8 million to the S Corporation shareholders, representing shareholders' equity of the Company as of March 31, 1998 plus the earnings of the Company from April 1, 1998 to May 18, 1998.

      The Company was an S Corporation for Federal income tax purposes in the first quarter of 1998. As a result of the termination of its status as an S Corporation in May 1998, the Company is subject to Federal and state income taxes. The pro forma income tax provision is based upon the statutory rates in effect for C Corporations during the first quarter of 1998. The pro forma effective tax rate for the period ended March 31, 1998 is 20%. The difference between the 1999 estimated effective tax rate of 39% and the 20% pro forma tax rate used for the first quarter of 1998 relates to the net operating loss carryforwards assumed to be recognized in 1998, for which a valuation allowance would have been previously recorded.

3. Basic and Diluted Net Income Per Share

      Basic and diluted net income per share was calculated based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1999             1998
                                                      ----------       ---------

Average shares outstanding - basic                    10,689,562       7,464,562

Dilutive effect of stock options                         232,155          60,421
                                                      ----------       ---------

Average shares outstanding  - diluted                 10,921,717       7,524,983
                                                      ==========       =========

4. New Accounting Pronouncements

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

      In the second quarter of 1998, the Accounting Standard Executive Committee of the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement provides guidance on financial reporting of start-up costs and organizational costs. This Statement of Position is effective for financial statements for fiscal years beginning after December 15, 1998. This Statement of Position requires start-up costs to be expensed as incurred. The adoption of this Statement of Position has not had a material impact on the Company's financial statements.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded by the Company or any other person that the objectives and plans of the Company will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in "Certain Factors That May Affect Future Growth," under Part I, Item 1, of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

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

      General, selling and administrative expenses include compensation expense and other general, selling and administrative expenses. Compensation expense consists primarily of salaries, related fringe benefits and training expenses for senior management and other administrative, marketing, finance, information technology, recruiting and human resources personnel who are not directly involved with the execution of a particular program. Other general, selling and administrative expenses include corporate overhead such as facilities costs, depreciation and amortization expenses and professional services fees.

      The Company's growth strategy emphasizes: (i) enhancing its leadership position in the growing CSO market by maintaining its historic focus on high-quality contract sales services and by continuing to build and invest in the Company's core competencies and operations; (ii) expanding both its relationship with existing clients and its selling efforts to capture new clients; (iii) offering additional promotional, marketing and educational services and further developing its existing detailing services; (iv) entering new geographic markets; and (v) investigating and pursuing appropriate acquisitions of companies.

      The Company completed an initial public offering of 2,800,000 shares of its common stock at $16.00 per share on May 19, 1998. Additionally, 420,000 shares of common stock were purchased from the Company at $16.00 per share by the underwriters upon exercise of an over-allotment option. The net proceeds to the Company, after deducting underwriting discounts and expenses, were approximately $46.5 million. Additionally, the Company made $5.8 million of distributions to the S Corporation shareholders, representing shareholders' equity of the Company as of March 31, 1998 plus the earnings of the Company from April 1, 1998 to May 18, 1998.

      Prior to its IPO, the Company was an S Corporation and not subject to Federal or New Jersey state income taxes other than a New Jersey state corporate tax of approximately 2%. Accordingly, during such period the net income of the Company has been reported by and taxed directly to the Company's shareholders, rather than the Company. Accordingly, had the Company been a C Corporation for the first quarter of 1998, utilizing the first quarter 1999 effective tax rate, net income and diluted net income per share for the quarter ended March 31, 1998 would have been approximately $3.0 million and $0.40, respectively.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                                                  Three Months
                                                                     Ended
                                                                    March 31,
                                                                 --------------
                                                                  1999     1998
                                                                 -----    -----

Revenue ......................................................   100.0%   100.0%
Program expenses .............................................    77.0     68.1
                                                                 -----    -----
Gross profit .................................................    23.0     31.9
Compensation expense .........................................     9.1      8.5
Other general, selling & administrative expenses .............     3.8      2.6
                                                                 -----    -----
Total general, selling & administrative expenses .............    12.9     11.1
                                                                 -----    -----
Operating income .............................................    10.1     20.8
Other income, net ............................................     2.2      0.4
                                                                 -----    -----
Income before provision for taxes ............................    12.3     21.2
Provision for income taxes ...................................     4.8       --
                                                                 -----    -----
Net Income ...................................................     7.5%    21.2%
                                                                 =====    =====

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      Revenue. Revenue for the quarter ended March 31, 1999 was $36.0 million, an increase of approximately 53.6% over revenue of $23.5 million for the quarter ended March 31, 1998. The increase in revenue for the quarter ended March 31, 1999 was generated primarily from an increase in the number and size of programs, new business activity, additional recruiting and hiring programs and the positive effect of performance incentives.

      Program expenses. Program expenses for the quarter ended March 31, 1999 were $27.7 million, an increase of 73.8% over program expenses of $16.0 million for the quarter ended March 31, 1998. As a percentage of revenue, program expenses increased to 77.0% in the first quarter of 1999 from 68.1% in the first period of 1998. Program expenses for first quarter 1998 benefited from certain costs associated with the initiation of programs scheduled to begin in the first quarter of 1998 being expensed as incurred in fourth quarter of 1997. The revenue from such programs could not be recognized until the Company began performing services in connection with such programs in the first quarter of 1998.

      Compensation expense. Compensation expense for the quarter ended March 31, 1999 was $3.3 million compared to $2.0 million for the quarter ended March 31, 1998. As a percentage of revenue, compensation expense increased to 9.1% in the first quarter of 1999 from 8.5% in the comparable 1998 period. This percentage increase is primarily attributable to an increase in training costs related to the Company's expanded national sales meeting and the cost of additions to staff primarily in the business development and recruiting and hiring areas.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the quarter ended March 31, 1999 were $1.4 million, compared to $602,000 for the quarter ended March 31, 1998. As a percentage of revenue, other general, selling and administrative expenses increased to 3.8% in the first quarter of 1998 from 2.6% in the comparable 1998 period.

This percentage increase is in line with 1999 budgets and reflects higher rent and other costs associated with the Company's move to its new headquarters in May of 1998, as well as higher depreciation, leasing and professional service costs associated with investments in information technology and public company expense.

      Operating income. Operating income for the quarter ended March 31, 1999 was $3.7 million compared to operating income of $4.9 million for the quarter ended March 31, 1998. Operating results for the first quarter of 1998 benefited from the fact that certain costs associated with the initiation of programs scheduled to begin in 1998 were expensed as incurred in the fourth quarter of 1997 while revenue from such programs could not be recognized until the Company began performing services in connection with such programs in the first quarter of 1998. As a percentage of revenue, operating income for the first quarter of 1999 decreased to 10.1% from 20.8% for the comparable 1998 period.

      Other income, net. Other income consists primarily of interest income earned on the Company's cash and cash equivalents. Other income for the quarter ended March 31, 1999 was $779,000, compared to other income of $90,000 for the quarter ended March 31, 1998. The increase is primarily due to the investment of the net proceeds of the IPO.

      Income tax provision. Income taxes for the three months ended March 31, 1999 were $1.7 million. For the three months ended March 31, 1998, the Company was an S Corporation under subchapter S of the Code and was not subject to Federal income taxes. The tax rate for the period ended March 31, 1999 approximated 39%.

      Net income. Net income for the quarter ended March 31, 1999 was $2.7 million compared to a net income of $5.0 million for the quarter ended March 31, 1998. Had the Company been a C Corporation for the first quarter ended March 31, 1998, utilizing the first quarter 1999 effective tax rate of approximately 39%, net income for the quarter ended March 31, 1998 would have been approximately $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1999, the Company had $64.6 million of cash and cash equivalents and no bank indebtedness. As of March 31, 1999, working capital was $47.4 million.

      For the three months ended March 31, 1999, cash provided from operating activities was $7.8 million compared to cash from operating activities of $5.7 million for the same period in 1998. The main components of cash provided from operating activities for the three months ended March 31, 1999 were net income from operations of $2.7 million and a net change in various current asset and current liability accounts of $4.7 million relating to normal business activity. Contracts generally provide for advance payments which typically fund the initial costs of a program. Furthermore, the balances in certain current asset and current liability accounts may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues. Accordingly, contract payments receivable increased by $8.0 million from December 31, 1998 to March 31, 1999 as a result of significant periodic payments pursuant to several contracts being due towards the end of the first quarter. Some of these payments contributed to an increase of $8.1 million in unearned contract revenue.

      Cash provided by investing activities consisted of the sale of short-term investments of $1.0 million and purchases of property and equipment of $304,000.

      There were no cash flows provided by or used in financing activities for the three months ended March 31, 1999.

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

YEAR 2000 COMPLIANCE

      The Company has undertaken a project that addresses the Year 2000 issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The Company's project to address the year 2000 issue has been divided into two sections. One section addresses the Company's internal business systems. The other section addresses the business systems of the Company's key business partners. Key business partners are those clients and vendors that have a material impact on the Company's operations.

      The portion of the project that deals with the internal business systems of the Company has six major phases: (i) inventorying all Y2K items; (ii) prioritizing all Y2K items; (iii) assessing all Y2K items; (iv) repairing or replacing all systems or hardware that are not Y2K compliant; (v) testing repaired or replaced Y2K items; and (vi) designing and implementing contingency plans for those systems that cannot be repaired or replaced by January 1, 2000. As of March 31, 1999, substantially all phases related to the internal business systems of the Company were complete.

      The section of the project that deals with the business systems of key business partners has three major phases: (i) identifying all key business partners; (ii) evaluating the status of their Y2K compliance efforts; and (iii) determining alternatives and contingency plan requirements. As of March 31, 1999, all key business partners have been identified and the Company has completed the evaluation of their Y2K compliance efforts. The determination of alternatives and contingency planning is expected to be completed during the third quarter.

      The Company does not expect to incur any additional material costs relating to its internal business systems as all phases associated with determining Y2K compliance of the internal business systems have been completed. Costs associated with the determination of alternatives and contingency planning, based on the Company's evaluation of Y2K compliance efforts of our key business partners, will not be material.

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

(4)(vii) Use of Proceeds:

         $46,538,000 of temporary investments with maturities of three months or less as of March 31, 1999.

Items 3 - 5 - Not Applicable

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

May 7, 1999                             PROFESSIONAL DETAILING, INC.

                                        By: /s/ Charles T. Saldarini
                                            -------------------------------
                                            Charles T. Saldarini, President
                                            and Chief Executive Officer

                                        By: /s/ Bernard C. Boyle
                                            -------------------------------
                                            Bernard C. Boyle
                                            Chief Financial and Accounting
                                            Officer