Form 10-Q
period 1999-06-30
PROFESSIONAL DETAILING INC
filed 1999-08-16
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-24249

                          PROFESSIONAL DETAILING, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                               22-2919486
    ----------------------------------        --------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

                              10 Mountainview Road
                      Upper Saddle River, New Jersey 07458
                    ----------------------------------------
                    (Address of principal executive offices)

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

                             Yes |X|      No |_|

As of August 9, 1999 the Registrant had a total of 11,962,161 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                          PROFESSIONAL DETAILING, INC.

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Consolidated Financial Statements

        Balance Sheets
        June 30, 1999 and December 31, 1998...............................     3

        Statements of Operations -- Three and
        Six Months Ended June 30, 1999 and 1998...........................     4

        Statements of Cash Flows -- Six
        Months Ended June 30, 1999 and 1998...............................     5

        Notes to Financial Statements.....................................     6

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations..............................    10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................  Not Applicable
Item 2. Changes in Securities and Use of Proceeds ........................    16
Item 3. Default Upon Senior Securities ....................  Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders ..............    17
Item 5. Other Information .................................  Not Applicable
Item 6. Exhibits and Reports on Form 8-K .................................    17

SIGNATURES ...............................................................    18

                          PROFESSIONAL DETAILING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                        June 30,       December 31,
                                                           1999             1998
                                                      ------------     ------------
Assets
Current assets:
Cash and cash equivalents ........................    $ 66,653,960     $ 56,989,233
Marketable securities ............................       1,522,058        2,422,111
Contract payments receivable .....................      13,352,790        8,426,029
Unbilled costs and accrued profits on contracts in
   progress ......................................       2,699,559        3,578,341
Deferred training ................................       2,257,539        1,222,103
Other current assets .............................       1,014,296          771,136
Deferred tax asset ...............................         336,400          368,400
                                                      ------------     ------------
    Total current assets .........................      87,836,602       73,777,353
Net property, plant & equipment ..................       3,177,353        3,070,397
Other long-term assets ...........................         883,501          542,605
                                                      ------------     ------------
Total assets .....................................    $ 91,897,456     $ 77,390,355
                                                      ============     ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable .................................    $  2,793,398     $  1,311,648
Payable to affiliates, net .......................         361,741           56,236
Accrued incentives ...............................       7,759,058        7,590,954
Accrued salaries and wages .......................       3,813,978        2,614,878
Unearned contract revenue ........................      14,840,224        9,627,035
Other accrued expenses ...........................       6,457,672        5,528,701
                                                      ------------     ------------
    Total current liabilities ....................    $ 36,026,071     $ 26,729,452
                                                      ------------     ------------
Long-term liabilities:
Deferred tax liability ...........................         150,459           32,000
Other long-term liabilities ......................         376,168          263,455
                                                      ------------     ------------
    Total long-term liabilities ..................         526,627          295,455
                                                      ------------     ------------
Total liabilities ................................    $ 36,552,698     $ 27,024,907
                                                      ------------     ------------
Shareholders' equity:
Common stock, $.01 par value; 30,000,000 shares
   authorized; shares issued and outstanding
   June 30, 1999 - 11,957,672 and
   December 31, 1998 - 11,946,444 ................         119,577          119,464
Additional paid-in capital .......................      47,008,843       46,829,308
Retained earnings ................................       9,578,932        4,896,066
Accumulated other comprehensive income ...........          99,325            5,161
Deferred compensation ............................         (33,925)         (56,557)
Loan to officer ..................................      (1,427,994)      (1,427,994)
                                                      ------------     ------------
    Total shareholders' equity ...................      55,344,758       50,365,448
                                                      ------------     ------------
Total liabilities & shareholders' equity .........    $ 91,897,456     $ 77,390,355
                                                      ============     ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                       ------------------------   -------------------------
                                                          1999          1998         1999          1998
                                                          ----          ----         ----          ----
Revenue ...........................................   $43,780,317   $27,131,556   $85,524,705   $54,664,126
Program expenses, (including related party
   amounts of $750,825 and $482,518 for
   the quarters ended June 30, 1999 and 1998,
   and $1,455,287 and $1,015,948 for the six
   months ended June 30, 1999 and 1998) ...........    32,280,657    19,478,129    62,156,930    36,736,161
                                                      -----------   -----------   -----------   -----------
Gross profit ......................................    11,499,660     7,653,427    23,367,775    17,927,965
Compensation expense ..............................     5,430,658     4,670,256    11,196,084     9,339,815
Other general, selling, and administrative expenses     1,969,540     1,383,475     3,818,667     2,551,803
Acquisition and related expenses ..................     1,334,847            --     1,334,847            --
                                                      -----------   -----------   -----------   -----------
Total general, selling and administrative expenses      8,735,045     6,053,731    16,349,598    11,891,618
                                                      -----------   -----------   -----------   -----------
Operating income ..................................     2,764,615     1,599,696     7,018,177     6,036,347
Other income, net .................................       802,130       495,717     1,603,526       602,997
                                                      -----------   -----------   -----------   -----------
Income before provision for income taxes ..........     3,566,745     2,095,413     8,621,703     6,639,344
Provision for income taxes ........................     1,535,457        35,201     3,268,836        35,201
                                                      -----------   -----------   -----------   -----------
Net income ........................................   $ 2,031,288   $ 2,060,212   $ 5,352,867   $ 6,604,143
                                                      ===========   ===========   ===========   ===========
Basic net income per share ........................   $      0.17   $      0.20   $      0.45   $      0.70
                                                      ===========   ===========   ===========   ===========
Diluted net income per share ......................   $      0.17   $      0.20   $      0.44   $      0.69
                                                      ===========   ===========   ===========   ===========
Basic weighted average number
     of shares outstanding ........................    11,949,007    10,129,136    11,947,725     9,425,290
                                                      ===========   ===========   ===========   ===========
Diluted weighted average number
     of shares outstanding ........................    12,155,960    10,240,699    12,167,280     9,511,282
                                                      ===========   ===========   ===========   ===========
Pro forma data (see note 4)
Income before provision for taxes .................   $ 3,566,745   $ 2,095,413   $ 8,621,703   $ 6,639,344
Pro forma provision for income tax ................     1,960,637       838,165     3,982,620     2,655,738
                                                      -----------   -----------   -----------   -----------
Pro forma net income ..............................   $ 1,606,108   $ 1,257,248   $ 4,639,083   $ 3,983,606
                                                      ===========   ===========   ===========   ===========
Pro forma basic net income per share ..............   $      0.13   $      0.12   $      0.39   $      0.42
                                                      ===========   ===========   ===========   ===========
Pro forma diluted net income per share ............   $      0.13   $      0.12   $      0.38   $      0.42
                                                      ===========   ===========   ===========   ===========
Pro forma basic weighted average
     number of shares outstanding .................    11,949,007    10,129,136    11,947,725     9,425,290
                                                      ===========   ===========   ===========   ===========
Pro forma diluted weighted average
     number of shares outstanding .................    12,155,960    10,240,699    12,167,280     9,511,282
                                                      ===========   ===========   ===========   ===========

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                               ----------------------------
                                                                    1999            1998
                                                                    ----            ----
Cash Flows From Operating Activities
Net income from operations .................................   $  5,352,867    $  6,604,143
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation ........................................        453,887         340,494
       Deferred compensation ...............................         22,632          22,633
       Deferred taxes, net .................................       (121,264)         58,952
     Other changes in assets and liabilities:
       (Increase) decrease in contract payments receivable .     (4,926,761)     (6,795,295)
       (Increase) decrease in unbilled costs ...............        878,782       2,831,474
       (Increase) decrease in deferred training ............     (1,035,436)     (1,285,577)
       (Increase) decrease in other current assets .........       (243,160)       (865,430)
       (Increase) decrease in other long-term assets .......        (69,174)             --
       Increase (decrease) in accounts payable .............      1,481,750         803,830
       Increase (decrease) in accounts payable to affiliate         305,505         199,403
       Increase (decrease) in accrued liabilities ..........      2,018,888       1,506,957
       Increase (decrease) in unearned contract revenue ....      5,213,189       4,247,707
       Increase (decrease) in other current liabilities ....             --              --
                                                               ------------    ------------
Net cash provided by operating activities ..................      9,331,705       7,669,291
                                                               ------------    ------------

Cash Flows Provided by (Used In) Investing Activities
     Sale of short-term investments ........................      1,000,000              --
     Purchase of short-term investments ....................         (5,783)        (11,165)
     Purchase of property and equipment ....................       (560,843)     (1,776,315)
                                                               ------------    ------------
Net cash provided by (used in) investing activities ........        433,374      (1,787,480)
                                                               ------------    ------------

Cash Flows Provided by (Used In) Financing Activities
     Payments on note payable ..............................             --      (1,352,998)
     Distribution to S Corporation shareholders ............       (280,000)     (6,186,325)
     Net proceeds from the issuance of common stock ........             --      46,538,139
     Net proceeds from the exercise of common stock options         179,648              --
     Loans to shareholders, net ............................             --      (1,012,166)
                                                               ------------    ------------
Net cash provided by (used in) financing activities ........       (100,352)     37,986,650
                                                               ------------    ------------

Net increase in cash and cash equivalents ..................      9,664,727      43,868,461
Cash and cash equivalents - beginning ......................     56,989,233       7,762,298
                                                               ------------    ------------
Cash and cash equivalents - ending .........................   $ 66,653,960    $ 51,630,759
                                                               ============    ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of Professional Detailing, Inc. (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report") as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

3. Acquisition of TVG, Inc.

      On May 12, 1999, the Company and TVG, Inc. ("TVG") signed a definitive agreement pursuant to which the Company acquired 100% of the capital stock of TVG in a merger transaction. In connection with the transaction, the Company issued 1,256,882 shares of its Common Stock in exchange for the outstanding shares of TVG. The acquisition has been accounted for as a pooling of interests and, accordingly, all prior periods presented in the accompanying consolidated financial statements have been restated to include the accounts and operations of TVG.

      TVG is a provider marketing research and marketing consulting services as well as medical education and communication services to the pharmaceutical industry.

      The Company recorded $1,334,847 in nonrecurring acquisition and related expenses during the three months ended June 30, 1999. These costs consist primarily of investment banking, legal and accounting fees. As an S Corporation, TVG declared $670,000 in distributions to its S Corporation shareholders, $280,000 of which has been paid as of June 30, 1999.

      Net sales and net income of the separate companies for the periods preceding the acquisition were:

                                                       Net              Net
                                                      Sales            Income
                                                   -----------      -----------
Three months ended March 31, 1999:
PDI                                                $36,013,617      $ 2,696,097
TVG                                                  5,730,771          625,482
                                                   -----------      -----------
Combined                                           $41,744,388      $ 3,321,579
                                                   -----------      -----------

Three months ended March 31, 1998:
PDI                                                $23,450,219      $ 4,980,442
TVG                                                  4,082,351         (436,511)
                                                   -----------      -----------
Combined                                           $27,532,570      $ 4,543,931
                                                   -----------      -----------

4. Pro Forma Information

      Prior to its IPO in May of 1998, PDI was an S Corporation and not subject to Federal income tax. Prior to its acquisition by PDI in May of 1999, TVG was an S Corporation and not subject to Federal income tax. During such periods the net income of the Company had been reported by and taxed directly to the pre-IPO shareholders (in the case of PDI) and to the pre-acquisition shareholders (in the case of TVG), rather than the Company. Accordingly, for informational purposes, the accompanying statements of income for the three and six months ended June 30, 1999 and 1998 include a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C Corporation for the periods presented based on the tax laws in effect during the respective periods. The pro forma adjustment for income taxes is based upon the statutory rates in effect for C Corporations during the three month and six month periods ended June 30, 1999 and 1998 and does not include the one-time tax provisions related to recognition of deferred tax assets and liabilities recorded upon termination of PDI's S Corporation status in May of 1998 and termination of TVG's S Corporation status in May of 1999. The pro forma adjustment for income taxes for the three and six months ended June 30, 1999 also reflects the non-deductibility of certain acquisition related costs.

5. New Accounting Pronouncements

      The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. As the Company does not enter into transactions involving derivative instruments, the Company does not believe that the adoption of this new statement will have a material effect on the Company's financial statements.

6. Basic and Diluted Net Income Per Share

      Basic and diluted net income per share was calculated based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 1999 and 1998 is as follows:

                                                 Three Months Ended                   Six Months Ended
                                                       June 30,                          June 30,
                                            --------------------------------------------------------------
                                                1999             1998             1999             1998
                                                ----             ----             ----             ----
Average shares outstanding - basic           11,949,007       10,129,136       11,947,725        9,425,290

Dilutive effect of stock options                206,953          111,563          219,555           85,992
                                            -----------      -----------      -----------      -----------

Average shares outstanding  - diluted        12,155,960       10,240,699       12,167,280        9,511,282
                                            ===========      ===========      ===========      ===========

7. Investments

      The Company has investments of $1.5 million which are classified as available-for-sale securities which are recorded at fair market value. The unrealized after tax gain at June 30, 1999 of $99,325 was included as a separate component of stockholders' equity as accumulated other comprehensive income.

8. Comprehensive Income

                                                 Three Months Ended                   Six Months Ended
                                                       June 30,                          June 30,
                                            --------------------------------------------------------------
                                                1999             1998             1999             1998
                                                ----             ----             ----             ----
Net income                                  $ 2,031,288      $ 2,060,212      $ 5,352,867      $ 6,604,143
Other comprehensive income, before tax:
   Unrealized holding gain (loss) on
    available-for-sale securities
    arising during period                        91,255          (10,378)         165,541          106,230
                                            -----------      -----------      -----------      -----------
Other comprehensive income, before tax        2,122,543        2,049,834        5,518,408        6,710,373
Income tax (expense) benefit related to
  items of other comprehensive income           (36,502)           4,151          (66,216)         (42,492)
                                            -----------      -----------      -----------      -----------
Other comprehensive income, net of tax      $ 2,086,041      $ 2,053,985      $ 5,452,192      $ 6,667,881
                                            ===========      ===========      ===========      ===========

9. Segment Information

      As a result of the Company's acquisition of TVG, PDI is now subject to certain provisions of Statement of Financial Accounting Standard # 131, Financial Reporting for Segments of a Business Enterprise.

      PDI is organized primarily on the basis of its three principal service offerings which include customized contract sales services, marketing research and marketing consulting services and medical education and communication services. Marketing research and marketing consulting services and medical education and communication services have been combined to form the "All other" category.

      The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" footnote to the Company's financial statements which are included in the Company's Annual Report on Form 10-K. Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments. PDI evaluates the performance of its segments and allocates resources to them based on earnings before interest and taxes
(EBIT). The Company does not utilize information about assets for its operating segments and, accordingly, no asset information is presented in the table below.

                                          For the Three Months           For the Six Months
                                              Ended June 30                Ended June 30
                                          1999           1998          1999            1998
                                      ---------------------------   ---------------------------
Revenue
    Contract sales services           $ 37,164,122   $ 22,128,797   $ 73,175,467   $ 45,579,016
    All other                            6,616,195      5,002,759     12,349,238      9,085,110
                                      ---------------------------   ---------------------------
       Total                          $ 43,780,317   $ 27,131,556   $ 85,524,705   $ 54,664,126
                                      ===========================   ===========================

EBIT
    Contract sales services           $  3,108,628   $  1,229,714   $  6,825,904   $  6,158,139
    All other                              990,834        369,982      1,527,120       (121,792)
                                      ---------------------------   ---------------------------
       Total                          $  4,099,462   $  1,599,696   $  8,353,024   $  6,036,347
                                      ===========================   ===========================

Reconciliation of EBIT to income
 before provision for income taxes
    Total EBIT for operating groups   $  4,099,462   $  1,599,696   $  8,353,024   $  6,036,347
    Acquisition costs                    1,334,847             --      1,334,847             --
    Interest income                        802,130        495,717      1,603,526        602,997
                                      ---------------------------   ---------------------------
       Income before provision
           for income taxes           $  3,566,745   $  2,095,413   $  8,621,703   $  6,639,344
                                      ===========================   ===========================

Capital expenditures
    Contract sales sevices            $    203,334   $    807,339   $    507,620   $  1,574,713
    All other                               26,870        166,064         53,223        201,602
                                      ---------------------------   ---------------------------
       Total                          $    230,204   $    973,403   $    560,843   $  1,776,315
                                      ===========================   ===========================

Depreciation expense
    Contract sales services           $    133,852   $     69,018   $    260,129   $    115,697
    All other                               98,508        116,229        193,758        224,797
                                      ---------------------------   ---------------------------
       Total                          $    232,360   $    185,247   $    453,887   $    340,494
                                      ===========================   ===========================

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

GENERAL

      Professional Detailing, Inc. (the "Company" or "PDI") is a leading provider of comprehensive customized marketing and sales solutions on an outsourced basis to the United States pharmaceutical industry. A primary Company objective is to enhance its leadership position in the growing contract sales organization ("CSO") industry and to become the premier supplier of comprehensive sales solutions to the pharmaceutical industry and other segments of the healthcare market. The Company's marketing research, medical education and communication components help to surround the sales representative with resources, training and technology that maintain and enhance its competitive advantage. The Company has demonstrated strong internal growth generated by securing new business from leading pharmaceutical companies and by renewing and expanding programs with existing clients. PDI is engaged by its clients to design and implement customized product detailing programs for both prescription and OTC pharmaceutical products, and believes that it is one of the largest CSOs operating in the United States measured both by revenue and number of sales representatives used in programs.

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

      On May 12, 1999, the Company and TVG signed a definitive agreement pursuant to which the Company acquired 100% of the capital stock of TVG in a merger transaction. In connection with the transaction, the Company issued 1,256,882 shares of its common stock in exchange for the outstanding shares of TVG. The acquisition has been accounted for as a pooling of interests and, accordingly, all prior periods presented in the accompanying consolidated financial statements have been restated to include the accounts and operations of TVG. The acquisition of TVG expands the scope of high quality services that PDI provides to the pharmaceutical industry. TVG's client base includes 18 of the top 20 pharmaceutical companies. Through its Marketing Research and Consulting Division, TVG provides brand marketing strategy, product profiling, positioning, and message development services. Projects run across the full range of product lifecycles, with an emphasis on the critical pre-launch planning phase. Through its Education/Communications Division, TVG provides a broad spectrum of promotional and educational communications programs, including dinner meetings, symposia, teleconferences and on-site hospital programs.

      Prior to its IPO, the Company was an S Corporation for Federal income tax purposes. Until its acquisition by PDI on May 12, 1999, TVG was an S Corporation and not subject to Federal income tax. Accordingly, during such periods the net income of the Company had been reported by and taxed directly to the pre-IPO shareholders (in the case of PDI) and to the pre-acquisition shareholders (in the case of TVG), rather than the Company. Accordingly, had TVG been a C Corporation for the quarter and six months ended June 30, 1999 utilizing an effective tax rate of 40%, net income and diluted net income per share excluding transaction costs would have been $2.9 million and $0.24 and $5.9 million and $0.49, respectively.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                      ------------------    ----------------
                                        1999     1998        1999     1998
                                        ----     ----        ----     ----
Revenue .........................      100.0%   100.0%      100.0%   100.0%
Program expenses ................       73.7     71.8        72.7     67.2
                                        ----     ----        ----     ----
Gross profit ....................       26.3     28.2        27.3     32.8
Compensation expense ............       12.4     17.2        13.1     17.1
Other general, selling, &
     administrative expenses ....        4.5      5.1         4.4      4.7
Acquisition and related costs ...        3.1       --         1.6       --
                                        ----     ----        ----     ----
Total general, selling &
     administrative expenses ....       20.0     22.3        19.1     21.8
                                        ----     ----        ----     ----
Operating income ................        6.3      5.9         8.2     11.0
Other income, net ...............        1.8      1.8         1.9      1.1
                                        ----     ----        ----     ----
Income before provision for taxes        8.1      7.7        10.1     12.1
Provision for income taxes ......        3.5      0.1         3.8      0.1
                                        ----     ----        ----     ----
Net income ......................        4.6%     7.6%        6.3%    12.0%
                                        ====     ====        ====     ====

Quarter Ended June 30, 1999 Compared to Quarter Ended Ju ne 30, 1998

      Revenue. Revenue for the quarter ended June 30, 1999 was $43.8 million, an increase of approximately 61.4% over revenue of $27.1 million for the quarter ended June 30, 1998. The increase in revenue for the quarter ended June 30, 1999 was generated primarily from an expansion of the Company's client base and the continued renewal and expansion of contracts from existing clients.

      Program expenses. Program expenses for the quarter ended June 30, 1999 were $32.3 million, an increase 65.7% over program expenses of $19.5 million for the quarter ended June 30, 1998. As a percentage of revenue, program expenses increased to 73.7% in the second quarter of 1999 from 71.8% in the second quarter of 1998. This increase was primarily attributable to higher than anticipated initial costs in connection with certain new service offerings by TVG.

      Compensation expense. Compensation expense for the quarter ended June 30, 1999 was $5.4 million compared to $4.7 million for the quarter ended June 30, 1998. As a percentage of revenue, compensation expense decreased to 12.4% in the second quarter of 1999 from 17.2% in the comparable 1998 period. This percentage decrease reflects the continued general, selling and administrative expense leverage that the Company has realized through its expansion. The Company will continue to invest in the staffing and related resources needed to manage future growth.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the quarter ended June 30, 1999 were $2.0 million, compared to $1.4 million for the quarter ended June 30, 1998. As a percentage of revenue, other general, selling and administrative expenses decreased to 4.5% in the second quarter of 1999 from 5.1% in the comparable 1998 period. This percentage decline reflects the spreading of other general, selling and administrative expenses over a larger base of revenue.

      Acquisition and related costs. In the quarter ended June 30, 1999, the Company incurred $1.3 million of non-recurring acquisition and related expenses in connection with the TVG merger in May 1999. No such expenses were incurred in the comparable 1998 period. As a percentage of revenue, acquisition and related costs were 3.1% in the quarter ended June 30, 1999.

      Operating income. Operating income for the quarter ended June 30, 1999 was $2.8 million compared to operating income of $1.6 million for the quarter ended June 30, 1998. As a percentage of revenue, operating income increased to 6.3% for the second quarter of 1999 from 5.9% in the comparable 1998 period. Excluding acquisition costs, operating income for the quarter ended June 30, 1999 was $4.1 million or 9.4% of revenue.

      Other income, net. Other income consists primarily of income earned on the Company's cash and cash equivalents. Other income for the quarter ended June 30, 1999 was $802,130 compared to other income of $495,717 for the quarter ended June 30, 1998. The increase is primarily due to the investment of the net proceeds of the IPO in May 1998, which have been available for all of the second quarter of 1999.

      Income tax provision. Income taxes of $1.5 million for the quarter ended June 30, 1999 consisted of PDI's Federal and state corporate income taxes for the full quarter ended June 30, 1999 and Federal and state corporate income taxes on the portion of TVG's taxable income arising after termination of its S Corporation status net of a tax benefit related to the recognition of the net deferred tax asset recorded by the Company upon termination of TVG's S Corporation status. TVG was an S Corporation for Federal income tax purposes until its acquisition by PDI on May 12, 1999. Income taxes for the quarter ended June 30, 1998 consisted of Federal and state corporate income taxes on the portion of the Company's taxable income arising after the termination of the S Corporation status, a provision for New Jersey state corporate tax of approximately 2% on the Corporation's earnings during the period in which it qualified as an S Corporation, and a tax provision related to the recognition of the net deferred tax liability recorded by the Company upon terminating its S Corporation status. The Company expects its effective tax rate to approximate 40% in future periods.

      Pro forma net income. Pro forma net income for the quarter ended June 30, 1999 was $1.6 million compared to a pro forma net income of $1.3 million for the quarter ended June 30, 1998. Pro forma net income for both periods assumes the Company was taxed for Federal and state corporate income tax purposes as a C Corporation. The pro forma effective tax rate for the quarter ended June 30, 1999 was approximately 55.0% due to of the impact of $1.3 million of non-deductible non-recurring expenses related to the TVG acquisition. Net income and diluted net income per share excluding transaction costs were $2.9 million and $0.24 respectively, for the quarter ended June 30, 1999.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

      Revenue. Revenue for the six months ended June 30, 1999 was $85.5 million, an increase of approximately 56.5% over revenue of $54.7 million for the six months ended June 30, 1998. The increase in revenue for the six months ended June 30, 1999 was generated primarily from an expansion of the Company's client base and the continued renewal and expansion of contracts from existing clients.

      Program expenses. Program expenses for the six months ended June 30, 1999 were $62.2 million, an increase of 69.2% over program expenses of $36.7 million for the six months ended June 30, 1998. As a percentage of revenue, program expenses increased to 72.7% in the first half of 1999 from 67.2% in the first half of 1998. Program expenses for the first half of 1999 were in line with projections. Program expenses for the first half of 1998 benefited from the fact that certain costs associated with the initiation of programs scheduled to begin in the first half of 1998 were expensed as incurred in the fourth quarter of 1997.

      Compensation expense. Compensation expense for the six months ended June 30, 1999 was $11.2 million compared to $9.3 million for the six months ended June 30, 1998. As a percentage of revenue, compensation expense decreased to 13.1% in the first six months of 1999 from 17.1% in the comparable 1998 period. This percentage decrease reflects the continued general, selling and administrative expense leverage that the Company has realized through its expansion. The Company will continue to invest in the staffing and related resources needed to manage future growth.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the six months ended June 30, 1999 were $3.8 million, compared to $2.6 million for the six months ended June 30, 1998. As a percentage of revenue, other general, selling and administrative expenses decreased to 4.5% in the first half of 1999 from 4.7% in the comparable 1998 period. This percentage decline reflects the spreading of other general, selling and administrative expenses over a larger base of revenue.

      Acquisition and related expenses. In the six months ended June 30, 1999, the Company incurred $1.3 million of non-recurring acquisition and related expenses in connection with the TVG merger in May of 1999. No such expenses were incurred in the comparable 1998 period. As a percentage of revenue, acquisition and related expenses were 1.6% in the first half of 1999.

      Operating income. Operating income for the six months ended June 30, 1999 was $7.0 million compared to operating income of $6.0 million for the six months ended June 30, 1998. As a percentage of revenue, operating income for the first half of 1999 decreased to 8.2% from 11.0% for the comparable 1998 period. Excluding acquisition and related expenses, operating income for the six months ended June 30, 1999 was $8.4 million or 9.8% of revenue.

      Other income, net. Other income consists primarily of income earned on the Company's cash and cash equivalents. Other income for the six months ended June 30, 1999 was $1.6 million, compared to other income of $0.6 million for the six months ended June 30, 1998. The increase is primarily due to the investment of the net proceeds of the IPO in May 1998, which have been available for all of 1999.

      Income tax provision. Income taxes of $3.3 million for the six months ended June 30, 1999 consisted of PDI's Federal and state corporate income taxes for the full six months ended June 30, 1999 and Federal and state corporate income taxes on the portion of TVG's taxable income arising after termination of its S Corporation status net of a tax benefit related to the recognition of the net deferred tax asset recorded by the Company upon termination of TVG's S Corporation status. TVG was an S Corporation for Federal income tax purposes until its acquisition by PDI on May 12, 1999. Income taxes for the six months ended June 30, 1998 consisted of Federal and state corporate income taxes on the portion of the Company's taxable income arising after the termination of the S Corporation status, a provision for New Jersey state corporate tax of approximately 2% on the Corporation's earnings during the period in which it qualified as an S Corporation, and a tax provision related to the recognition of the net deferred tax liability recorded by the Company upon terminating its S Corporation status. The Company expects its effective tax rate to approximate 40% in future periods.

      Pro forma net income. Pro forma net income for the six months ended June 30, 1999 was $4.6 million as compared to pro forma net income of $4.0 million for the six months ended June 30, 1998. Pro forma net income for both periods assumes the Company was taxed for Federal and state income tax purposes as a C Corporation. The pro forma effective tax rate for the six months ended June 30, 1999 is 46.2% primarily due to the impact of $1.3 million of non-deductible non-recurring acquisition and related expenses in connection with the TVG acquisition. The Company expects its effective tax rate to approximate 40% in future periods.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1999, the Company had $66.7 million of cash and cash equivalents and no bank indebtedness. As of June 30, 1999, working capital was $51.8 million.

      For the six months ended June 30, 1999, cash provided from operating activities was $9.3 million an increase of $1.6 million over cash provided from operating activities of $7.7 for the same period in 1998. The main component of cash provided from operating activities for the six months ended June 30, 1999 was net income from operations of $5.4 million. The balances in certain current asset and current liability accounts may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues. Such fluctuations resulted in $3.9 million of the remaining cash provided by operating activities; these fluctuations may vary in size and direction each reporting period.

      Cash provided by investing activities for the six months ended June 30, 1999 consisted of the sale of short-term investments of $1.0 million which was partially offset by purchases of property and equipment of $0.6 million.

      Cash used in financing activities for the six months ended June 30, 1999 consisted of $280,000 of distributions to the S Corporation shareholders of TVG offset partially by $179,648 in proceeds from the exercise of common stock options.

      The Company believes that its cash and cash equivalents, future cash flows generated from operations, and borrowings available under its line of credit agreement will be sufficient to meet its foreseeable operating and capital requirements. In accordance with the Company's plan for the use of the proceeds from the IPO in May of 1998, the Company will continue to evaluate and review acquisition candidates in the ordinary course of business.

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

      The portion of the project that deals with the internal business systems of the Company has six major phases: (i) inventorying all Y2K items; (ii) prioritizing all Y2K items; (iii) assessing all Y2K items; (iv) repairing or replacing all systems or hardware that are not Y2K compliant; (v) testing repaired or replaced Y2K items; and (vi) designing and implementing contingency plans for those systems that cannot be repaired or replaced by January 1, 2000. As of June 30, 1999, substantially all phases related to the internal business systems of the Company were complete.

      The section of the project that deals with the business systems of key business partners has three major phases: (i) identifying all key business partners; (ii) evaluating the status of their Y2K compliance efforts; and (iii) determining alternatives and contingency plan requirements. As of June 30, 1999, all key business partners have been identified and the Company has completed the evaluation of their Y2K compliance efforts. The determination of alternatives and contingency planning is expected to be completed during the third quarter.

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

(4)(ii) The managing underwriters of the Offering were Morgan Stanley Dean Witter, William Blair & Company and Hambrecht & Quist.

(4)(iii)    Common Stock, $.01 par value.

(4)(iv)     Amount registered and sold: 3,220,000 shares.

            Aggregate purchase price: $51,520,000.

            All shares were sold for the account of the Issuer.

(4)(v) $3,606,400 in underwriting discounts and commissions were paid to the underwriters. $1,375,000 of other expenses were incurred, including estimated expenses.

(4)(vi)     $46,538,600 of net Offering proceeds to the Issuer.

(4)(vii)    Use of Proceeds:

            $46,538,000 of temporary investments with maturities of three months or less as of June 30, 1999.

Item 3 - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

      On June 2, 1999 the Company held its 1999 annual meeting of stockholders. The sole item of business on the agenda for the meeting was the re-election of Jan Martens Vecsi as a Class III Director of the Company for a three-year term. Ms. Vecsi was re-elected with 10,435,944 votes cast in favor and 28,500 votes withheld. With the re-election of Ms. Vecsi at the Annual Meeting, the Board of Directors of the Company continues to be comprised of John P. Dugan, Charles T. Saldarini, Gerald J. Mossinghoff, John M. Pietruski and Jan Martens Vecsi.

Item 5 - Not Applicable

Item 6 - Reports on Form 8-K

      A report on Form 8-K dated May 12, 1999 was filed by the Company pursuant to Item 2 thereof with respect to the acquisition of TVG, Inc.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 12, 1999                         PROFESSIONAL DETAILING, INC.


                                             By: /s/ Charles T. Saldarini
                                                --------------------------------
                                                Charles T. Saldarini, President
                                                and Chief Executive Officer


                                             By: /s/ Bernard C. Boyle
                                                --------------------------------
                                                Bernard C. Boyle
                                                Chief Financial and Accounting
                                                Officer