Form 10-Q
period 1999-09-30
PROFESSIONAL DETAILING INC
filed 1999-11-10
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-24249

                          PROFESSIONAL DETAILING, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                       22-2919486
               --------                                       ----------
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

                            Yes |X|      No |_|

As of November 8, 1999 the Registrant had a total of 11,971,144 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                          PROFESSIONAL DETAILING, INC.

PART I. FINANCIAL INFORMATION

                                                                             Page
                                                                             ----
Item 1. Consolidated Financial Statements

        Balance Sheets
        September 30, 1999 and December 31, 1998........................       3

        Statements of Operations -- Three and
        Nine Months Ended September 30, 1999 and 1998...................       4

        Statements of Cash Flows -- Nine
        Months Ended September 30, 1999 and 1998........................       5

        Notes to Financial Statements...................................       6

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations............................      10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................... Not Applicable
Item 2. Changes in Securities and Use of Proceeds.......................      16
Item 3. Default Upon Senior Securities....................... Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.. Not Applicable
Item 5. Other Information.................................... Not Applicable
Item 6. Exhibits and Reports on Form 8-K..................... Not Applicable

SIGNATURES .............................................................      18

                          PROFESSIONAL DETAILING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                 September 30,   December 31,
                                                                     1999            1998
                                                                 ------------    ------------
Assets
Current assets:
   Cash and cash equivalents .................................   $ 58,265,515    $ 56,989,233
   Short-term investments ....................................      1,499,919       2,422,111
   Contract payments receivable ..............................     12,939,669       8,426,029
   Unbilled costs and accrued profits on contracts in progress      3,115,247       3,578,341
   Deferred training .........................................      1,985,038       1,222,103
   Other current assets ......................................        886,059         771,136
   Deferred tax asset ........................................        336,400         368,400
                                                                 ------------    ------------
Total current assets .........................................     79,027,847      73,777,353
Net property, plant & equipment ..............................      3,349,727       3,070,397
Other long-term assets .......................................      4,744,155         542,605
                                                                 ------------    ------------
Total assets .................................................   $ 87,121,729    $ 77,390,355
                                                                 ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable .........................................   $  4,521,472    $  1,311,648
    Payable to affiliate .....................................             --          56,236
    Accrued incentives .......................................      8,604,172       7,590,954
    Accrued salaries and wages ...............................      3,647,029       2,614,878
    Unearned contract revenue ................................      6,890,205       9,627,035
    Other accrued expenses ...................................      5,213,706       5,528,701
                                                                 ------------    ------------
Total current liabilities ....................................     28,876,584      26,729,452
                                                                 ------------    ------------
Long-term liabilities:
    Deferred tax liability ...................................        150,459          32,000
    Other long-term liabilities ..............................        376,168         263,455
                                                                 ------------    ------------
Total long-term liabilities ..................................        526,627         295,455
                                                                 ------------    ------------
Total liabilities ............................................     29,403,211      27,024,907
                                                                 ------------    ------------

Stockholders' equity:
    Common stock, $.01 par value; 30,000,000 shares
      authorized; shares issued and outstanding
      September 30, 1999 - 11,970,831 and
      December 31, 1998 - 11,946,444 .........................        119,708         119,464
    Preferred stock, $.01 par value, 5,000,000 shares
      authorized, no shares issued and outstanding ...........             --              --
Additional paid-in capital ...................................     47,219,256      46,829,308
Retained earnings ............................................     11,774,332       4,896,066
Accumulated other comprehensive income .......................         55,825           5,161
Deferred compensation ........................................        (22,609)        (56,557)
Loan to officer ..............................................     (1,427,994)     (1,427,994)
                                                                 ------------    ------------
Total stockholders' equity ...................................     57,718,518      50,365,448
                                                                 ------------    ------------
Total liabilities & stockholders' equity .....................   $ 87,121,729    $ 77,390,355
                                                                 ============    ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                       -----------------------------     -----------------------------
                                                           1999             1998            1999               1998
                                                           ----             ----            ----               ----
Revenue ..........................................     $ 44,549,035     $ 28,840,395     $130,073,740     $ 83,504,521
Program expenses (including related party amounts
   of $754,818 and $480,501 for the quarters ended
   September 30, 1999 and 1998, respectively,
   and $2,210,105 and $1,496,449 for the nine
   months ended September 30, 1999 and 1998,
   respectively) .................................       34,378,219       21,157,681       98,678,918       59,542,281
                                                       ------------     ------------     ------------     ------------
Gross profit .....................................       10,170,816        7,682,714       31,394,822       23,962,240
Compensation expense .............................        4,581,393        4,197,838       13,633,708       11,889,214
Other general, selling and administrative expenses        2,095,357        1,829,535        5,914,024        4,381,338
Acquisition and related expenses .................          406,255               --        1,741,102               --
                                                       ------------     ------------     ------------     ------------
Total general, selling and administrative expenses        7,083,005        6,027,373       21,288,834       16,270,552
                                                       ------------     ------------     ------------     ------------
Operating income .................................        3,087,811        1,655,341       10,105,988        7,691,688
Other income, net ................................          901,243          807,019        2,504,769        1,410,016
                                                       ------------     ------------     ------------     ------------
Income before provision for income taxes .........        3,989,054        2,462,360       12,610,757        9,101,704
Provision for income taxes .......................        1,793,654          933,811        5,062,490          969,012
                                                       ------------     ------------     ------------     ------------
Net income .......................................     $  2,195,400     $  1,528,549     $  7,548,267     $  8,132,692
                                                       ============     ============     ============     ============
Basic net income per share .......................     $       0.18     $       0.13     $       0.63     $       0.79
                                                       ============     ============     ============     ============
Diluted net income per share .....................     $       0.18     $       0.13     $       0.62     $       0.78
                                                       ============     ============     ============     ============
Basic weighted average number
     of shares outstanding .......................       11,965,222       11,941,444       11,953,558       10,264,008
                                                       ============     ============     ============     ============
Diluted weighted average number
     of shares outstanding .......................       12,179,361       12,114,467       12,171,307       10,379,010
                                                       ============     ============     ============     ============
Pro forma data (see note 4)
Income before provision for taxes, as reported ...                      $  2,462,360     $ 12,610,757     $  9,101,704
Pro forma provision for income tax ...............                           984,944        5,740,744        3,640,682
                                                                        ------------     ------------     ------------
Pro forma net income .............................                      $  1,477,416     $  6,870,013     $  5,461,022
                                                                        ============     ============     ============
Pro forma basic net income per share .............                      $       0.12     $       0.57     $       0.53
                                                                        ============     ============     ============
Pro forma diluted net income per share ...........                      $       0.12     $       0.56     $       0.53
                                                                        ============     ============     ============
Pro forma basic weighted average
     number of shares outstanding ................                        11,941,444       11,953,558       10,264,008
                                                                        ============     ============     ============
Pro forma diluted weighted average
     number of shares outstanding ................                        12,114,467       12,171,307       10,379,010
                                                                        ============     ============     ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                ------------------------------
                                                                    1999              1998
                                                                    ----              ----
Cash Flows From Operating Activities
Net income from operations ................................     $  7,548,267      $  8,132,692
     Adjustments to reconcile net income to net cash
        provided by operating activities, net of
        acquisitions:
       Depreciation .......................................          703,468           488,648
       Deferred compensation ..............................           33,948            33,949
       Deferred taxes, net ................................          150,459                --
       Amortization of goodwill ...........................           32,442                --
     Other changes in assets and liabilities:
       (Increase) in contract payments receivable .........       (3,069,618)       (2,497,783)
       Decrease in unbilled costs .........................          463,094         3,040,081
       (Increase) in deferred training ....................         (762,935)       (1,104,882)
       (Increase) in other current assets .................         (105,885)         (623,617)
       (Increase) in other long-term assets ...............         (340,895)               --
       Increase in trade accounts payable .................        2,466,405           719,522
       Increase (decrease) in accounts payable to affiliate          (56,236)          216,166
       Increase in accrued liabilities ....................        1,978,735         4,323,378
       (Decrease) in unearned contract revenue ............       (3,379,838)       (1,071,981)
       Increase (decrease) in other current liabilities ...         (314,995)        1,118,018
       Increase (decrease) in other long-term liabilities .          112,713           (75,212)
                                                                ------------      ------------
Net cash provided by operating activities .................        5,459,129        12,698,979
                                                                ------------      ------------

Cash Flows Provided by (Used In) Investing Activities
     Sale of short-term investments .......................          972,856                --
     Purchase of short-term investments ...................               --        (1,027,580)
     Purchase of property and equipment ...................         (775,895)       (1,973,642)
     Cash paid for acquisition ............................       (4,100,000)               --
                                                                ------------      ------------
Net cash (used in) investing activities ...................       (3,903,039)       (3,001,222)
                                                                ------------      ------------

Cash Flows Provided by (Used In) Financing Activities
     Payments on note payable .............................               --           (68,365)
     Distribution to S corporation stockholders ...........         (670,000)       (6,186,325)
     Net proceeds from the issuance of common stock .......               --        46,524,324
     Repayment of loans from stockholders .................               --        (1,284,633)
     Net proceeds from the exercise of
       common stock options ...............................          390,192                --
     Loans to stockholders, net ...........................               --        (1,346,662)
                                                                ------------      ------------
Net cash provided by (used in) financing activities .......         (279,808)       37,638,339
                                                                ------------      ------------

Net increase in cash and cash equivalents .................        1,276,282        47,336,096
Cash and cash equivalents - beginning .....................       56,989,233         7,762,298
                                                                ------------      ------------
Cash and cash equivalents - ending ........................     $ 58,265,515      $ 55,098,394
                                                                ============      ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of Professional Detailing, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report") as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified to conform with the current presentation.

2.    Initial Public Offering of Common Stock

      On May 19, 1998, the Company completed its initial public offering (the "IPO") of 3,220,000 shares of common stock (including 420,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price per share of $16.00. Net proceeds to the Company after expenses of the IPO were approximately $46.5 million. In 1998, the Company distributed $5.8 million to its two pre-IPO stockholders, representing stockholders' equity of the Company as of March 31, 1998 plus the earnings of the Company from April 1, 1998 to May 18, 1998.

3.    Acquisitions

      On May 12, 1999, the Company acquired 100% of the capital stock of TVG, Inc. ("TVG") in a merger transaction. In connection with the transaction, the Company issued 1,256,882 shares of its common stock in exchange for the outstanding shares of TVG. The acquisition has been accounted for as a pooling of interests and, accordingly, all prior periods presented in the accompanying consolidated financial statements have been restated to include the accounts and operations of TVG. Prior to the merger, TVG declared $670,000 in distributions to its S corporation stockholders, all of which has been paid as of September 30, 1999. This was recorded as a reduction of stockholders' equity. TVG is a provider of marketing research and consulting services as well as professional education and communication services to the pharmaceutical industry.

      Net sales and net income of the separate companies for the periods preceding the acquisition were as follows:

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

      In August 1999, the Company, through its wholly-owned subsidiary, ProtoCall, Inc. ("ProtoCall"), acquired substantially all of the operating assets of ProtoCall, LLC, a leading provider of syndicated contract sales services to the United States pharmaceutical industry. The purchase price was $4.5 million (of which $4.1 million was paid at closing) plus up to an additional $3.0 million in contingent payments payable during 2000 if ProtoCall achieves defined performance benchmarks. This acquisition was accounted for as a purchase. In connection with this transaction, the Company recorded $3.9 million in goodwill which will be amortized over a period of 10 years.

      The Company recorded $1,741,102 in nonrecurring acquisition and related expenses during the nine months ended September 30, 1999. These costs consist primarily of investment banking, legal and accounting fees.

4.    Pro Forma Information

      Prior to its IPO in May 1998, PDI was an S corporation and not subject to Federal income tax. Prior to its acquisition by PDI in May 1999, TVG was an S corporation and not subject to Federal income tax. During such periods the net income of the Company had been reported by and taxed directly to the pre-IPO shareholders (in the case of PDI) and to the pre-acquisition shareholders (in the case of TVG), rather than the Company. Accordingly, for informational purposes, the accompanying statements of operations for the nine months ended September 30, 1999 and the three and nine months ended September 30, 1998 include a pro forma adjustment for the income taxes which would have been recorded had the Company been a C corporation for the periods presented based on the tax laws in effect during the respective periods. The pro forma adjustment for income taxes is based upon the statutory rates in effect for C corporations during the nine months ended September 30, 1999 and the three and nine months ended September 30, 1998 and does not include the one-time tax provisions and benefits related to recognition of deferred tax assets and liabilities recorded upon termination of PDI's S corporation status in May 1998 and termination of TVG's S corporation status in May 1999. The pro forma adjustment for income taxes for the nine months ended September 30, 1999 also reflects the non-deductibility of certain acquisition related costs.

5.    New Accounting Pronouncements

      The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. As the Company does not enter into transactions involving derivative instruments, the Company does not believe that the adoption of this new statement will have a material effect on the Company's financial statements.

6.    Basic and Diluted Net Income Per Share

      Basic and diluted net income per share was calculated based on the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 1999 and 1998 is as follows:

                                                       Three Months Ended            Nine Months Ended
                                                         September 30,                  September 30,
                                                   -------------------------     -------------------------
                                                      1999           1998           1999           1998
                                                   ----------     ----------     ----------     ----------
Average number of shares outstanding - basic       11,965,222     11,941,444     11,953,558     10,264,008
Dilutive effect of stock options                      214,139        173,023        217,749        115,002
                                                   ----------     ----------     ----------     ----------
Average number of shares outstanding - diluted     12,179,361     12,114,467     12,171,307     10,379,010
                                                   ==========     ==========     ==========     ==========

7.    Investments

      The Company has investments of $1.5 million which are classified as available-for-sale securities and recorded at fair market value. The unrealized after tax gain on these investments at September 30, 1999 of $55,825 was included as a separate component of stockholders' equity as "Accumulated other comprehensive income."

8.    Comprehensive Income

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                            ----------------------------      ----------------------------
                                               1999              1998             1999             1998
                                            -----------      -----------      -----------      -----------
Net income                                  $ 2,195,400      $ 1,528,549      $ 7,548,267      $ 8,132,692
Other comprehensive income, before tax:
  Unrealized holding gain (loss) on
    available-for-sale securities
    arising during period                       (72,499)        (340,546)          84,440         (175,005)
                                            -----------      -----------      -----------      -----------
Other comprehensive income, before tax        2,122,901        1,188,003        7,632,707        7,957,687
Income tax (expense) benefit related to
 items of other comprehensive income             29,000          136,218          (33,776)          70,002
                                            -----------      -----------      -----------      -----------

Other comprehensive income, net of tax      $ 2,151,901      $ 1,324,221      $ 7,598,931      $ 8,027,689
                                            ===========      ===========      ===========      ===========

9.    Segment Information

      As a result of its acquisition of TVG, the Company is now subject to certain provisions of Statement of Financial Accounting Standards No. 131, "Financial Reporting for Segments of a Business Enterprise."

      PDI is organized primarily on the basis of its three principal service offerings which include customized contract sales services, marketing research and consulting services, and professional education and communication services. Marketing research and consulting services and professional education and communication services have been combined to form the "All other" category.

      The accounting policies of the segments are the same as those described in the "Nature of Business and Significant Accounting Policies" footnote to the Company's financial statements which are included in the Company's Annual Report on Form 10-K. Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments. PDI evaluates the performance of its segments and allocates resources to them based on earnings before interest and taxes ("EBIT"). The Company does not utilize information about assets for its operating segments and, accordingly, no asset information is presented in the table below.

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                     September 30,
                                         -----------------------------     -----------------------------
                                             1999             1998             1999             1998
                                         ------------     ------------     ------------     ------------
Revenues
     Contract sales services             $ 38,644,548     $ 24,608,978     $111,820,015     $ 70,187,994
     All Other                              5,904,487        4,231,417       18,253,725       13,316,527
                                         ------------     ------------     ------------     ------------
         Total                           $ 44,549,035     $ 28,840,395     $130,073,740     $ 83,504,521
                                         ============     ============     ============     ============

EBIT
     Contract sales services             $  2,714,557     $  1,604,729     $  9,540,448     $  7,763,810
     All Other                                779,509           50,612        2,306,642          (72,122)
                                         ------------     ------------     ------------     ------------
         Total                           $  3,494,066     $  1,655,341     $ 11,847,090     $  7,691,688
                                         ============     ============     ============     ============

Reconciliation of EBIT to income
   before provision for income taxes
     Total EBIT for operating groups     $  3,494,066     $  1,655,341     $ 11,847,090     $  7,691,688
     Acquisition costs                        406,255               --        1,741,102               --
     Interest Income                          901,243          807,019        2,504,769        1,410,016
                                         ------------     ------------     ------------     ------------
         Income before provision
           for income taxes              $  3,989,054     $  2,462,360     $ 12,610,757     $  9,101,704
                                         ============     ============     ============     ============

Capital Expenditures
     Contract sales services             $    178,891     $    171,648     $    686,511     $  1,746,361
     All Other                                 36,161           25,679           89,384          227,281
                                         ------------     ------------     ------------     ------------
         Total                           $    215,052     $    197,327     $    775,895     $  1,973,642
                                         ============     ============     ============     ============

Depreciation Expense
     Contract sales services             $    149,188     $     94,837     $    409,317     $    210,534
     All Other                                100,393           53,317          294,151          278,114
                                         ------------     ------------     ------------     ------------
         Total                           $    249,581     $    148,154     $    703,468     $    488,648
                                         ============     ============     ============     ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

      Various statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth in "Certain Factors That May Affect Future Growth," under Part I, Item 1, of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

GENERAL

      We are a leading and rapidly growing contract sales organization ("CSO") providing product detailing programs and other marketing and promotional services to the United States pharmaceutical industry. Our primary objective is to enhance our leadership position in the growing CSO industry and to become the premier supplier of product detailing programs and other marketing and promotional services to the pharmaceutical industry and other segments of the healthcare market. We have demonstrated strong internal growth generated by renewing and expanding programs with existing clients and by securing new business from leading pharmaceutical companies.

      We completed an initial public offering of 2,800,000 shares of our common stock at $16.00 per share on May 19, 1998. Additionally, 420,000 shares of common stock were purchased from us at $16.00 per share by the underwriters upon exercise of an over-allotment option. The net proceeds to us from the sale of those shares, after deducting underwriting discounts and expenses, were approximately $46.5 million.

      On May 12, 1999, we acquired 100% of the capital stock of TVG, Inc. ("TVG") in a merger transaction. In connection with that transaction, we issued 1,256,882 shares of our common stock in exchange for the outstanding shares of TVG. The acquisition has been accounted for as a pooling of interests and, accordingly, all prior periods presented in the accompanying consolidated financial statements have been restated to include the accounts and operations of TVG. The acquisition of TVG expands the scope of high quality services that we provide to the pharmaceutical industry. TVG's client base includes 18 of the top 20 pharmaceutical companies. Through its Marketing Research and Consulting Division, TVG provides brand marketing strategy, product profiling, positioning, and message development services. Projects run across the full range of product lifecycles, with an emphasis on the critical pre-launch planning phase. Through its Education/Communications Division, TVG provides a broad spectrum of promotional and educational communications programs, including dinner meetings, symposia, teleconferences and on-site hospital programs.

      On August 31, 1999, we acquired, through our wholly-owned subsidiary ProtoCall, Inc. ("ProtoCall"), substantially all of the operating assets of ProtoCall, LLC, a leading provider of syndicated contract sales services to the United States pharmaceutical industry. The purchase price was $4.5 million (of which $4.1 million was paid at closing) plus up to an additional $3.0 million in contingent payments payable during 2000 if ProtoCall achieves defined performance benchmarks. This acquisition was accounted for as a purchase. The acquisition of ProtoCall adds a syndicated sales force option to our product offerings expanding the scope and flexibility of high quality services that we can provide to our customers. In connection with this transaction, we recorded $3.9 million in goodwill which will be amortized over a period of 10 years.

      Prior to our IPO, we were an S corporation for Federal income tax purposes. Until its acquisition by PDI on May 12, 1999, TVG was an S corporation. Accordingly, during such periods our net income had been reported by and taxed directly to the pre-IPO stockholders (in the case of PDI) and to the pre-acquisition stockholders (in the case of TVG).

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                              ------------------       -----------------
                                               1999        1998        1999        1998
                                               ----        ----        ----        ----
Revenue ................................       100.0 %     100.0 %     100.0 %     100.0 %
Program expenses .......................        77.2        73.4        75.9        71.3
                                               -----       -----       -----       -----
Gross profit ...........................        22.8        26.6        24.1        28.7
Compensation expense ...................        10.3        14.6        10.5        14.2
Other general, selling, &
     administrative expenses ...........         4.7         6.3         4.5         5.3
Acquisition and related expenses .......         0.9          --         1.3          --
                                               -----       -----       -----       -----
Total general, selling &
     administrative expenses ...........        15.9        20.9        16.3        19.5
                                               -----       -----       -----       -----
Operating income .......................         6.9         5.7         7.8         9.2
Other income, net ......................         2.0         2.8         1.9         1.7
                                               -----       -----       -----       -----
Income before provision for income taxes         8.9         8.5         9.7        10.9
Provision for income taxes .............         4.0         3.2         3.9         1.2
                                               -----       -----       -----       -----
Net income .............................         4.9 %       5.3 %       5.8 %       9.7 %
                                               =====       =====       =====       =====

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

      Revenue. Revenue for the quarter ended September 30, 1999 was $44.5 million, an increase of 54.5% over revenue of $28.8 million for the quarter ended September 30, 1998. This increase in revenue was generated primarily from the continued renewal and expansion of product detailing programs from existing clients and the expansion of our client base, including several new product detailing programs that started during the third quarter of 1999.

      Program expenses. Program expenses for the quarter ended September 30, 1999 were $34.4 million, an increase of 62.5% over program expenses of $21.2 million for the quarter ended September 30, 1998. As a percentage of revenue, program expenses increased to 77.2% in the 1999 period from 73.4% in the corresponding 1998 period. This increase is attributable to a number of factors. First, we initiated a number of new product detailing programs in the third quarter of 1999. Typically, profit margins during the initial phase of a program are lower than at any other period during the life of the program. Second, our fastest growing business segment is product detailing, which has lower profit margins, in general, than our other business segments. Finally, during the quarter, we made significant expenditures that we believe will increase the effectiveness of our sales force. We expect these expenditures to continue into the fourth quarter.

      Compensation expense. Compensation expense for the quarter ended September 30, 1999 was $4.6 million compared to $4.2 million for the quarter ended September 30, 1998. As a percentage of revenue, compensation expense decreased to 10.3% in the third quarter of 1999 from 14.6% in the comparable 1998 period. This decrease reflects the continued general, selling and administrative expense leverage that we have realized through expansion. We plan to continue to invest in the staffing and related resources needed to manage future growth.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the quarter ended September 30, 1999 were $2.1 million, compared to $1.8 million for the quarter ended September 30, 1998. As a percentage of revenue, other general, selling and administrative expenses decreased to 4.7% in the third quarter of 1999 from 6.3% in the comparable 1998 period. This percentage decline reflects the spreading of other general, selling and administrative expenses over a larger base of revenue. We expect to lease an additional 11,000 square feet of office space at our present location at an approximate annual cost of $250,000 beginning in the fourth quarter and extend our existing lease by one year so that the lease for all 38,500 square feet will terminate at the end of November 2004.

      Acquisition and related expenses. In the quarter ended September 30, 1999, we incurred $0.4 million of non-recurring acquisition and related expenses. No such expenses were incurred in the corresponding 1998 period.

      Operating income. Operating income for the quarter ended September 30, 1999 was $3.1 million compared to operating income of $1.7 million for the quarter ended September 30, 1998. As a percentage of revenue, operating income increased to 6.9% for the 1999 period from 5.7% in the corresponding 1998 period. Excluding acquisition and related expenses, operating income for the quarter ended September 30, 1999 was $3.5 million or 7.8% of revenue.

      Other income, net. Other income consists primarily of interest income earned on our cash and cash equivalents. Other income for the quarter ended September 30, 1999 was $0.9 million compared to other income of $0.8 million for the quarter ended September 30, 1998. The increase is primarily due to the investment of the net proceeds of the IPO in May 1998 and the increase in net cash provided by operations from the fourth quarter of 1998 through September 30, 1999.

      Provision for income taxes. Income taxes of $1.8 million for the quarter ended September 30, 1999 and $0.9 million for the quarter ended September 30, 1998 consisted of Federal and state corporate income taxes. TVG was an S corporation for Federal income tax purposes until its acquisition by us on May 12, 1999 and therefore incurred no Federal income taxes prior to the acquisition. We expect our effective tax rate to approximate 40% in future periods.

      Pro forma net income. The Company was a C corporation for the quarter ended September 30, 1999 and therefore there is no pro forma information for that period. Pro forma net income for the quarter ended September 30, 1998 of $1.5 million assumes that the Company was taxed for Federal and state corporate income tax purposes as a C corporation during that period.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

      Revenue. Revenue for the nine months ended September 30, 1999 was $130.1 million, an increase of approximately 55.8% over revenue of $83.5 million for the nine months ended September 30, 1998. This increase in revenue for the nine months ended September 30, 1999 was generated primarily from the continued renewal and expansion of product detailing programs from existing clients and an expansion of our client base.

      Program expenses. Program expenses for the nine months ended September 30, 1999 were $98.7 million, an increase of 65.7% over program expenses of $59.5 million for the nine months ended September 30, 1998. As a percentage of revenue, program expenses increased to 75.9% for the 1999 period from 71.3% for the corresponding 1998 period. We estimate that approximately $1.8 million of costs associated with the initiation of programs scheduled to begin in the first half of 1998 were expensed as incurred in the fourth quarter of 1997; this had the effect of lowering program expenses from 73.4% to 71.3% for the nine months ended September 30, 1998. Also, our fastest growing business segment is product detailing, which has lower profit margins, in general, than our other business segments.

      Compensation expense. Compensation expense for the nine months ended September 30, 1999 was $13.6 million compared to $11.9 million for the nine months ended September 30, 1998. As a percentage of revenue, compensation expense decreased to 10.5% for the 1999 period from 14.2% in the corresponding 1998 period. This percentage decrease reflects the continued general, selling and administrative expense leverage that we have realized through our expansion. We expect to continue to invest in the staffing and related resources needed to manage future growth.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the nine months ended September 30, 1999 were $5.9 million compared to $4.4 million for the nine months ended September 30, 1998. As a percentage of revenue, other general, selling and administrative expenses decreased to 4.5% for the 1999 period from 5.3% in the corresponding 1998 period. This percentage decline reflects the spreading of other general, selling and administrative expenses over a larger base of revenue. We expect to lease an additional 11,000 square feet of office space at our present location at an approximate annual cost of $250,000 beginning in the fourth quarter and extend our existing lease by one year so that the lease for all 38,500 square feet will terminate at the end of November 2004.

      Acquisition and related expenses. In the nine months ended September 30, 1999, we incurred $1.7 million of non-recurring acquisition and related expenses. No such expenses were incurred in the comparable 1998 period. As a percentage of revenue, acquisition and related expenses were 1.3% for the nine months ended September 30, 1999.

      Operating income. Operating income for the nine months ended September 30, 1999 was $10.1 million compared to operating income of $7.7 million for the nine months ended September 30, 1998. As a percentage of revenue, operating income for the 1999 period decreased to 7.8% from 9.2% for the corresponding 1998 period. Excluding acquisition and related expenses, operating income for the 1999 period was $11.8 million or 9.1% of revenue.

      Other income, net. Other income consists primarily of interest income earned on our cash and cash equivalents. Other income for the nine months ended September 30, 1999 was $2.5 million, compared to other income of $1.4 million for the nine months ended September 30, 1998. The increase is primarily due to the investment of the net proceeds of the IPO in May 1998, and the increase in net cash provided by operations from the fourth quarter of 1998 through September 30, 1999.

      Provision for income taxes. Income taxes of $5.1 million for the nine months ended September 30, 1999 reflects all applicable Federal and state corporate income taxes except that it takes into account only the portion of TVG's taxable income arising after the termination of its S corporation status net of a tax benefit related to the recognition of the net deferred tax asset recorded upon termination of its S corporation status. Income taxes of $1.0 million for the nine months ended September 30, 1998 consisted of Federal and state corporate income taxes on the portion of our taxable income arising after the termination of our S corporation status and a tax provision related to the recognition of the net deferred tax liability recorded upon termination of our S corporation status. We expect our effective tax rate to approximate 40% in future periods.

      Pro forma net income. Pro forma net income for the nine months ended September 30, 1999 was $6.9 million as compared to pro forma net income of $5.5 million for the nine months ended September 30, 1998. Pro forma net income assumes we were taxed for Federal and state income tax purposes as a C corporation during both periods. The pro forma effective tax rate for the nine months ended September 30, 1999 was 45.5% primarily as a result of the impact of $1.7 million of non-deductible acquisition and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1999, we had cash and cash equivalents of approximately $58.3 million and working capital of $50.2 million compared to cash and cash equivalents of approximately $57.0 million and working capital of $47.0 million at December 31, 1998.

      For the nine months ended September 30, 1999, net cash provided from operating activities was $5.5 million, a decrease of $7.2 million from cash provided from operating activities of $12.7 million for the same period in 1998. The main component of cash provided from operating activities for the nine months ended September 30, 1999 was net income from operations of $7.5 million offset by a decrease of $3.0 million in "Other changes in assets and liabilities." The balances in "Other changes in assets and liabilities" may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues. These fluctuations may vary in size and direction each reporting period. The main component of cash provided from operating activities for the nine months ended September 30, 1998 was net income from operations of $8.1 million and an increase of $4.0 million in "Other changes in assets and liabilities."

      For the nine months ended September 30, 1999, net cash used in investing activities was $3.9 million, an increase of $0.9 million over net cash used in investing activities of $3.0 for the same period in 1998. Net cash used in investing activities for the nine months ended September 30, 1999 consisted of $4.1 million paid in connection with the purchase of ProtoCall and $0.8 million in purchases of property and equipment, offset by the sale of $1.0 million in short-term investments. Net cash used in investing activities for the nine months ended September 30, 1998 consisted of $2.0 million in purchases of property and equipment and $1.0 million in the purchase of short-term investments.

      For the nine months ended September 30, 1999, net cash used in financing activities was $0.3 million, reflecting $0.7 million of distributions to the TVG S corporation stockholders, offset by $0.4 million in proceeds from the exercise of common stock options. For the nine months ended September 30, 1998, net cash provided by financing activities consisted of net proceeds of $46.5 million from the IPO, offset partially by $6.2 million of distributions to the S corporation stockholders. Additionally, a loan of $1.4 million was made to our President and Chief Executive Officer and loans of $1.3 million from stockholders were repaid.

      We believe that our cash and cash equivalents and future cash flows generated from operations will be sufficient to meet our foreseeable operating and capital requirements for the next twelve months. In accordance with our plan for the use of the proceeds from the IPO in May 1998, we will continue to evaluate and review acquisition candidates in the ordinary course of business.

YEAR 2000 COMPLIANCE

      We have undertaken a project that addresses the Year 2000 ("Y2K") issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. Our project to address the Y2K issue has been divided into two sections. One section addresses our internal business systems. The other section addresses the business systems of our key business partners. Key business partners are those clients and vendors that have a material impact on our operations.

      The portion of the project that deals with our internal business systems has six major phases: (i) inventorying all Y2K items; (ii) prioritizing all Y2K items; (iii) assessing all Y2K items; (iv) repairing or replacing all systems or hardware that are not Y2K compliant; (v) testing repaired or replaced Y2K items; and (vi) designing and implementing contingency plans for those systems that cannot be repaired or replaced by January 1, 2000. As of September 30, 1999, substantially all phases related to our material internal business systems were complete.

      The section of the project that deals with the business systems of our key business partners has three major phases: (i) identifying all key business partners; (ii) evaluating the status of their Y2K compliance efforts; and (iii) determining alternatives and contingency plan requirements. As of September 30, 1999, all key business partners have been identified and we have completed the evaluation of their Y2K compliance efforts. The determination of alternatives and contingency planning will be continually evaluated.

      We have not incurred nor do we expect to incur any additional material costs relating to our internal business systems as all phases associated with determining Y2K compliance of our internal business systems have been completed. Costs associated with the determination of alternatives and contingency planning, based on our evaluation of Y2K compliance efforts of our key business partners, are not expected to be material.

      Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of our business activities or operations. In addition, Y2K disruptions in client operations could result in, among other things, one or more clients missing scheduled payments which could impact our cash flow. Y2K disruptions in the operations of key vendors could also impact our ability to fulfill some of our contractual obligations. If one or more of these situations occur, our financial position, results of operations or cash flows could be materially adversely affected.

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

(4)(vii) Use of Proceeds:

         $46,538,000 of temporary investments with maturities of three months or less as of September 30, 1999.

Item 3 - Not Applicable

Item 4 - Not Applicable

Item 5 - Not Applicable

Item 6 - Not Applicable

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 9, 1999                          PROFESSIONAL DETAILING, INC.


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