Form 10-Q/A
period 1999-06-30
PROFESSIONAL DETAILING INC
filed 2000-02-02
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------
                                   FORM 10-Q/A
                                   -----------

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
                                                      ============     ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                       ------------------------   -------------------------
                                                          1999          1998         1999          1998
                                                          ----          ----         ----          ----
Revenue, net.......................................   $41,006,137   $27,131,556   $81,317,887   $54,664,126
Program expenses, (including related party
   amounts of $191,642 and $482,518 for
   the quarters ended June 30, 1999 and 1998,
   and $900,140 and $1,015,948 for the six
   months ended June 30, 1999 and 1998) ...........    30,611,159    20,323,962    60,093,881    38,384,600
                                                      -----------   -----------   -----------   -----------
Gross profit ......................................    10,394,978     6,807,594    21,224,006    16,279,526
Compensation expense ..............................     4,325,976     3,824,423     9,052,315     7,691,376
Other general, selling, and administrative expenses     1,969,540     1,383,475     3,818,667     2,551,803
Acquisition and related expenses ..................     1,334,847            --     1,334,847            --
                                                      -----------   -----------   -----------   -----------
Total general, selling and administrative expenses      7,630,363     5,207,898    14,205,829    10,243,179
                                                      -----------   -----------   -----------   -----------
Operating income ..................................     2,764,615     1,599,696     7,018,177     6,036,347
Other income, net .................................       802,130       495,717     1,603,526       602,997
                                                      -----------   -----------   -----------   -----------
Income before provision for income taxes ..........     3,566,745     2,095,413     8,621,703     6,639,344
Provision for income taxes ........................     1,535,457        35,201     3,268,836        35,201
                                                      -----------   -----------   -----------   -----------
Net income ........................................   $ 2,031,288   $ 2,060,212   $ 5,352,867   $ 6,604,143
                                                      ===========   ===========   ===========   ===========
Basic net income per share ........................   $      0.17   $      0.20   $      0.45   $      0.70
                                                      ===========   ===========   ===========   ===========
Diluted net income per share ......................   $      0.17   $      0.20   $      0.44   $      0.69
                                                      ===========   ===========   ===========   ===========
Basic weighted average number
     of shares outstanding ........................    11,949,007    10,129,136    11,947,725     9,425,290
                                                      ===========   ===========   ===========   ===========
Diluted weighted average number
     of shares outstanding ........................    12,155,960    10,240,699    12,167,280     9,511,282
                                                      ===========   ===========   ===========   ===========
Pro forma data (see note 4)
Income before provision for taxes .................   $ 3,566,745   $ 2,095,413   $ 8,621,703   $ 6,639,344
Pro forma provision for income tax ................     1,960,637       838,165     3,982,620     2,655,738
                                                      -----------   -----------   -----------   -----------
Pro forma net income ..............................   $ 1,606,108   $ 1,257,248   $ 4,639,083   $ 3,983,606
                                                      ===========   ===========   ===========   ===========
Pro forma basic net income per share ..............   $      0.13   $      0.12   $      0.39   $      0.42
                                                      ===========   ===========   ===========   ===========
Pro forma diluted net income per share ............   $      0.13   $      0.12   $      0.38   $      0.42
                                                      ===========   ===========   ===========   ===========
Pro forma basic weighted average
     number of shares outstanding .................    11,949,007    10,129,136    11,947,725     9,425,290
                                                      ===========   ===========   ===========   ===========
Pro forma diluted weighted average
     number of shares outstanding .................    12,155,960    10,240,699    12,167,280     9,511,282
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

      Net sales and net income of the separate companies for the periods preceding the acquisition were:

                                                       Net              Net
                                                      Sales            Income
                                                   -----------      -----------
Three months ended March 31, 1999:
PDI                                                $34,580,979      $ 2,696,097
TVG                                                  5,730,771          625,482
                                                   -----------      -----------
Combined                                           $40,311,750      $ 3,321,579
                                                   -----------      -----------

Three months ended March 31, 1998:
PDI                                                $23,450,219      $ 4,980,442
TVG                                                  4,082,351         (436,511)
                                                   -----------      -----------
Combined                                           $27,532,570      $ 4,543,931
                                                   -----------      -----------

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

                                          For the Three Months           For the Six Months
                                              Ended June 30                Ended June 30
                                          1999           1998          1999            1998
                                      ---------------------------   ---------------------------
Revenue, net
    Contract sales services           $ 34,389,942   $ 22,128,797   $ 68,968,649   $ 45,579,016
    All other                            6,616,195      5,002,759     12,349,238      9,085,110
                                      ---------------------------   ---------------------------
       Total                          $ 41,006,137   $ 27,131,556   $ 81,317,887   $ 54,664,126
                                      ===========================   ===========================

EBIT
    Contract sales services           $  3,108,628   $  1,229,714   $  6,825,904   $  6,158,139
    All other                              990,834        369,982      1,527,120       (121,792)
                                      ---------------------------   ---------------------------
       Total                          $  4,099,462   $  1,599,696   $  8,353,024   $  6,036,347
                                      ===========================   ===========================

Reconciliation of EBIT to income
 before provision for income taxes
    Total EBIT for operating groups   $  4,099,462   $  1,599,696   $  8,353,024   $  6,036,347
    Acquisition costs                    1,334,847             --      1,334,847             --
    Interest income                        802,130        495,717      1,603,526        602,997
                                      ---------------------------   ---------------------------
       Income before provision
           for income taxes           $  3,566,745   $  2,095,413   $  8,621,703   $  6,639,344
                                      ===========================   ===========================

Capital expenditures
    Contract sales sevices            $    203,334   $    807,339   $    507,620   $  1,574,713
    All other                               26,870        166,064         53,223        201,602
                                      ---------------------------   ---------------------------
       Total                          $    230,204   $    973,403   $    560,843   $  1,776,315
                                      ===========================   ===========================

Depreciation expense
    Contract sales services           $    133,852   $     69,018   $    260,129   $    115,697
    All other                               98,508        116,229        193,758        224,797
                                      ---------------------------   ---------------------------
       Total                          $    232,360   $    185,247   $    453,887   $    340,494
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

                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                      ------------------    ----------------
                                        1999     1998        1999     1998
                                        ----     ----        ----     ----
Revenue, net ....................      100.0%   100.0%      100.0%   100.0%
Program expenses ................       74.7     74.9        73.9     70.2
                                        ----     ----        ----     ----
Gross profit ....................       25.3     25.1        26.1     29.8
Compensation expense ............       10.5     14.1        11.1     14.1
Other general, selling, &
     administrative expenses ....        4.8      5.1         4.7      4.7
Acquisition and related costs ...        3.3       --         1.7       --
                                        ----     ----        ----     ----
Total general, selling &
     administrative expenses ....       18.6     19.2        17.5     18.8
                                        ----     ----        ----     ----
Operating income ................        6.7      5.9         8.6     11.0
Other income, net ...............        2.0      1.8         2.0      1.1
                                        ----     ----        ----     ----
Income before provision for taxes        8.7      7.7        10.6     12.1
Provision for income taxes ......        3.7      0.1         4.0      0.1
                                        ----     ----        ----     ----
Net income ......................        5.0%     7.6%        6.6%    12.0%
                                        ====     ====        ====     ====

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

      Revenue, net. Revenue for the quarter ended June 30, 1999 was $41.0 million, an increase of approximately 51.1% over revenue of $27.1 million for the quarter ended June 30, 1998. The increase in revenue for the quarter ended June 30, 1999 was generated primarily from an expansion of the Company's client base and the continued renewal and expansion of contracts from existing clients.

      Program expenses. Program expenses for the quarter ended June 30, 1999 were $30.6 million, an increase 50.6% over program expenses of $20.3 million for the quarter ended June 30, 1998. As a percentage of revenue, program expenses were substantially comparable for the periods.

      Compensation expense. Compensation expense for the quarter ended June 30, 1999 was $4.3 million compared to $3.8 million for the quarter ended June 30, 1998. As a percentage of revenue, compensation expense decreased to 10.5% in the second quarter of 1999 from 14.1% in the comparable 1998 period. This percentage decrease reflects the continued general, selling and administrative expense leverage that the Company has realized through its expansion. The Company will continue to invest in the staffing and related resources needed to manage future growth.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the quarter ended June 30, 1999 were $2.0 million, compared to $1.4 million for the quarter ended June 30, 1998. As a percentage of revenue, other general, selling and administrative expenses decreased to 4.8% in the second quarter of 1999 from 5.1% in the comparable 1998 period. This percentage decline reflects the spreading of other general, selling and administrative expenses over a larger base of revenue.

      Acquisition and related costs. In the quarter ended June 30, 1999, the Company incurred $1.3 million of non-recurring acquisition and related expenses in connection with the TVG merger in May 1999. No such expenses were incurred in the comparable 1998 period. As a percentage of revenue, acquisition and related costs were 3.3% in the quarter ended June 30, 1999.

      Operating income. Operating income for the quarter ended June 30, 1999 was $2.8 million compared to operating income of $1.6 million for the quarter ended June 30, 1998. As a percentage of revenue, operating income increased to 6.7% for the second quarter of 1999 from 5.9% in the comparable 1998 period. Excluding acquisition costs, operating income for the quarter ended June 30, 1999 was $4.1 million or 10.0% of revenue.

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

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

      Revenue, net. Revenue for the six months ended June 30, 1999 was $81.3 million, an increase of approximately 48.8% over revenue of $54.7 million for the six months ended June 30, 1998. The increase in revenue for the six months ended June 30, 1999 was generated primarily from an expansion of the Company's client base and the continued renewal and expansion of contracts from existing clients.

      Program expenses. Program expenses for the six months ended June 30, 1999 were $60.1 million, an increase of 56.6% over program expenses of $38.4 million for the six months ended June 30, 1998. As a percentage of revenue, program expenses increased to 73.9% in the first half of 1999 from 70.2% in the first half of 1998. Program expenses for the first half of 1999 were in line with projections. Program expenses for the first half of 1998 benefited from the fact that certain costs associated with the initiation of programs scheduled to begin in the first half of 1998 were expensed as incurred in the fourth quarter of 1997.

      Compensation expense. Compensation expense for the six months ended June 30, 1999 was $9.1 million compared to $7.7 million for the six months ended June 30, 1998. As a percentage of revenue, compensation expense decreased to 11.1% in the first six months of 1999 from 14.1% in the comparable 1998 period. This percentage decrease reflects the continued general, selling and administrative expense leverage that the Company has realized through its expansion. The Company will continue to invest in the staffing and related resources needed to manage future growth.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the six months ended June 30, 1999 were $3.8 million, compared to $2.6 million for the six months ended June 30, 1998. As a percentage of revenue, other general, selling and administrative expenses was 4.7% in the first half of 1999 and 1998.

      Acquisition and related expenses. In the six months ended June 30, 1999, the Company incurred $1.3 million of non-recurring acquisition and related expenses in connection with the TVG merger in May of 1999. No such expenses were incurred in the comparable 1998 period. As a percentage of revenue, acquisition and related expenses were 1.7% in the first half of 1999.

      Operating income. Operating income for the six months ended June 30, 1999 was $7.0 million compared to operating income of $6.0 million for the six months ended June 30, 1998. As a percentage of revenue, operating income for the first half of 1999 decreased to 8.6% from 11.0% for the comparable 1998 period. Excluding acquisition and related expenses, operating income for the six months ended June 30, 1999 was $8.4 million or 10.3% of revenue.

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

February 2, 2000                        PROFESSIONAL DETAILING, INC.


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