Form 10-Q/A
period 1999-09-30
PROFESSIONAL DETAILING INC
filed 2000-02-02
CIK 1054102

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
                                                                 ============    ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                       -----------------------------     -----------------------------
                                                           1999             1998            1999               1998
                                                           ----             ----            ----               ----
Revenue, net .....................................     $ 43,124,685     $ 28,840,395     $124,442,572     $ 83,504,521
Program expenses (including related party amounts
   of $563,176 and $480,501 for the quarters ended
   September 30, 1999 and 1998, respectively,
   and $1,309,965 and $1,496,449 for the nine
   months ended September 30, 1999 and 1998,
   respectively) .................................       32,953,869       21,157,681       93,047,750       59,542,281
                                                       ------------     ------------     ------------     ------------
Gross profit .....................................       10,170,816        7,682,714       31,394,822       23,962,240
Compensation expense .............................        4,581,393        4,197,838       13,633,708       11,889,214
Other general, selling and administrative expenses        2,095,357        1,829,535        5,914,024        4,381,338
Acquisition and related expenses .................          406,255               --        1,741,102               --
                                                       ------------     ------------     ------------     ------------
Total general, selling and administrative expenses        7,083,005        6,027,373       21,288,834       16,270,552
                                                       ------------     ------------     ------------     ------------
Operating income .................................        3,087,811        1,655,341       10,105,988        7,691,688
Other income, net ................................          901,243          807,019        2,504,769        1,410,016
                                                       ------------     ------------     ------------     ------------
Income before provision for income taxes .........        3,989,054        2,462,360       12,610,757        9,101,704
Provision for income taxes .......................        1,793,654          933,811        5,062,490          969,012
                                                       ------------     ------------     ------------     ------------
Net income .......................................     $  2,195,400     $  1,528,549     $  7,548,267     $  8,132,692
                                                       ============     ============     ============     ============
Basic net income per share .......................     $       0.18     $       0.13     $       0.63     $       0.79
                                                       ============     ============     ============     ============
Diluted net income per share .....................     $       0.18     $       0.13     $       0.62     $       0.78
                                                       ============     ============     ============     ============
Basic weighted average number
     of shares outstanding .......................       11,965,222       11,941,444       11,953,558       10,264,008
                                                       ============     ============     ============     ============
Diluted weighted average number
     of shares outstanding .......................       12,179,361       12,114,467       12,171,307       10,379,010
                                                       ============     ============     ============     ============
Pro forma data (see note 4)
Income before provision for taxes, as reported ...                      $  2,462,360     $ 12,610,757     $  9,101,704
Pro forma provision for income tax ...............                           984,944        5,740,744        3,640,682
                                                                        ------------     ------------     ------------
Pro forma net income .............................                      $  1,477,416     $  6,870,013     $  5,461,022
                                                                        ============     ============     ============
Pro forma basic net income per share .............                      $       0.12     $       0.57     $       0.53
                                                                        ============     ============     ============
Pro forma diluted net income per share ...........                      $       0.12     $       0.56     $       0.53
                                                                        ============     ============     ============
Pro forma basic weighted average
     number of shares outstanding ................                        11,941,444       11,953,558       10,264,008
                                                                        ============     ============     ============
Pro forma diluted weighted average
     number of shares outstanding ................                        12,114,467       12,171,307       10,379,010
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

      Net revenue and net income of the separate companies for the periods preceding the acquisition were as follows:

                                                      Net                Net
                                                    Revenue            Income
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

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                     September 30,
                                         -----------------------------     -----------------------------
                                             1999             1998             1999             1998
                                         ------------     ------------     ------------     ------------
Revenue, net
     Contract sales services             $ 37,220,198     $ 24,608,978     $106,188,847     $ 70,187,994
     All Other                              5,904,487        4,231,417       18,253,725       13,316,527
                                         ------------     ------------     ------------     ------------
         Total                           $ 43,124,685     $ 28,840,395     $124,442,572     $ 83,504,521
                                         ============     ============     ============     ============

EBIT
     Contract sales services             $  2,714,557     $  1,604,729     $  9,540,448     $  7,763,810
     All Other                                779,509           50,612        2,306,642          (72,122)
                                         ------------     ------------     ------------     ------------
         Total                           $  3,494,066     $  1,655,341     $ 11,847,090     $  7,691,688
                                         ============     ============     ============     ============

Reconciliation of EBIT to income
   before provision for income taxes
     Total EBIT for operating groups     $  3,494,066     $  1,655,341     $ 11,847,090     $  7,691,688
     Acquisition costs                        406,255               --        1,741,102               --
     Interest Income                          901,243          807,019        2,504,769        1,410,016
                                         ------------     ------------     ------------     ------------
         Income before provision
           for income taxes              $  3,989,054     $  2,462,360     $ 12,610,757     $  9,101,704
                                         ============     ============     ============     ============

Capital Expenditures
     Contract sales services             $    178,891     $    171,648     $    686,511     $  1,746,361
     All Other                                 36,161           25,679           89,384          227,281
                                         ------------     ------------     ------------     ------------
         Total                           $    215,052     $    197,327     $    775,895     $  1,973,642
                                         ============     ============     ============     ============

Depreciation Expense
     Contract sales services             $    149,188     $     94,837     $    409,317     $    210,534
     All Other                                100,393           53,317          294,151          278,114
                                         ------------     ------------     ------------     ------------
         Total                           $    249,581     $    148,154     $    703,468     $    488,648
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

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                              ------------------       -----------------
                                               1999        1998        1999        1998
                                               ----        ----        ----        ----
Revenue, net ...........................       100.0 %     100.0 %     100.0 %     100.0 %
Program expenses .......................        76.4        73.4        74.8        71.3
                                               -----       -----       -----       -----
Gross profit ...........................        23.6        26.6        25.2        28.7
Compensation expense ...................        10.6        14.6        11.0        14.2
Other general, selling, &
     administrative expenses ...........         4.9         6.3         4.7         5.3
Acquisition and related expenses .......         0.9          --         1.4          --
                                               -----       -----       -----       -----
Total general, selling &
     administrative expenses ...........        16.4        20.9        17.1        19.5
                                               -----       -----       -----       -----
Operating income .......................         7.2         5.7         8.1         9.2
Other income, net ......................         2.1         2.8         2.0         1.7
                                               -----       -----       -----       -----
Income before provision for income taxes         9.3         8.5        10.1        10.9
Provision for income taxes .............         4.2         3.2         4.0         1.2
                                               -----       -----       -----       -----
Net income .............................         5.1 %       5.3 %       6.1 %       9.7 %
                                               =====       =====       =====       =====

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

      Revenue, net. Revenue for the quarter ended September 30, 1999 was $43.1 million, an increase of 49.5% over revenue of $28.8 million for the quarter ended September 30, 1998. This increase in revenue was generated primarily from the continued renewal and expansion of product detailing programs from existing clients and the expansion of our client base, including several new product detailing programs that started during the third quarter of 1999.

      Program expenses. Program expenses for the quarter ended September 30, 1999 were $33.0 million, an increase of 55.8% over program expenses of $21.2 million for the quarter ended September 30, 1998. As a percentage of revenue, program expenses increased to 76.4% in the 1999 period from 73.4% in the corresponding 1998 period. This increase is attributable to a number of factors. First, we initiated a number of new product detailing programs in the third quarter of 1999. Typically, profit margins during the initial phase of a program are lower than at any other period during the life of the program. Second, our fastest growing business segment is product detailing, which has lower profit margins, in general, than our other business segments. Finally, during the quarter, we made significant expenditures that we believe will increase the effectiveness of our sales force. We expect these expenditures to continue into the fourth quarter.

      Compensation expense. Compensation expense for the quarter ended September 30, 1999 was $4.6 million compared to $4.2 million for the quarter ended September 30, 1998. As a percentage of revenue, compensation expense decreased to 10.6% in the third quarter of 1999 from 14.6% in the comparable 1998 period. This decrease reflects the continued general, selling and administrative expense leverage that we have realized through expansion. We plan to continue to invest in the staffing and related resources needed to manage future growth.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the quarter ended September 30, 1999 were $2.1 million, compared to $1.8 million for the quarter ended September 30, 1998. As a percentage of revenue, other general, selling and administrative expenses decreased to 4.9% in the third quarter of 1999 from 6.3% in the comparable 1998 period. This percentage decline reflects the spreading of other general, selling and administrative expenses over a larger base of revenue. We expect to lease an additional 11,000 square feet of office space at our present location at an approximate annual cost of $250,000 beginning in the fourth quarter and extend our existing lease by one year so that the lease for all 38,500 square feet will terminate at the end of November 2004.

      Acquisition and related expenses. In the quarter ended September 30, 1999, we incurred $0.4 million of non-recurring acquisition and related expenses. No such expenses were incurred in the corresponding 1998 period.

      Operating income. Operating income for the quarter ended September 30, 1999 was $3.1 million compared to operating income of $1.7 million for the quarter ended September 30, 1998. As a percentage of revenue, operating income increased to 7.2% for the 1999 period from 5.7% in the corresponding 1998 period. Excluding acquisition and related expenses, operating income for the quarter ended September 30, 1999 was $3.5 million or 8.1% of revenue.

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

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

      Revenue, net. Revenue for the nine months ended September 30, 1999 was $124.4 million, an increase of approximately 49.0% over revenue of $83.5 million for the nine months ended September 30, 1998. This increase in revenue for the nine months ended September 30, 1999 was generated primarily from the continued renewal and expansion of product detailing programs from existing clients and an expansion of our client base.

      Program expenses. Program expenses for the nine months ended September 30, 1999 were $93.0 million, an increase of 56.3% over program expenses of $59.5 million for the nine months ended September 30, 1998. As a percentage of revenue, program expenses increased to 74.8% for the 1999 period from 71.3% for the corresponding 1998 period. We estimate that approximately $1.8 million of costs associated with the initiation of programs scheduled to begin in the first half of 1998 were expensed as incurred in the fourth quarter of 1997; this had the effect of lowering program expenses from 73.4% to 71.3% for the nine months ended September 30, 1998. Also, our fastest growing business segment is product detailing, which has lower profit margins, in general, than our other business segments.

      Compensation expense. Compensation expense for the nine months ended September 30, 1999 was $13.6 million compared to $11.9 million for the nine months ended September 30, 1998. As a percentage of revenue, compensation expense decreased to 11.0% for the 1999 period from 14.2% in the corresponding 1998 period. This percentage decrease reflects the continued general, selling and administrative expense leverage that we have realized through our expansion. We expect to continue to invest in the staffing and related resources needed to manage future growth.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses for the nine months ended September 30, 1999 were $5.9 million compared to $4.4 million for the nine months ended September 30, 1998. As a percentage of revenue, other general, selling and administrative expenses decreased to 4.7% for the 1999 period from 5.3% in the corresponding 1998 period. This percentage decline reflects the spreading of other general, selling and administrative expenses over a larger base of revenue. We expect to lease an additional 11,000 square feet of office space at our present location at an approximate annual cost of $250,000 beginning in the fourth quarter and extend our existing lease by one year so that the lease for all 38,500 square feet will terminate at the end of November 2004.

      Acquisition and related expenses. In the nine months ended September 30, 1999, we incurred $1.7 million of non-recurring acquisition and related expenses. No such expenses were incurred in the comparable 1998 period. As a percentage of revenue, acquisition and related expenses were 1.4% for the nine months ended September 30, 1999.

      Operating income. Operating income for the nine months ended September 30, 1999 was $10.1 million compared to operating income of $7.7 million for the nine months ended September 30, 1998. As a percentage of revenue, operating income for the 1999 period decreased to 8.1% from 9.2% for the corresponding 1998 period. Excluding acquisition and related expenses, operating income for the 1999 period was $11.8 million or 9.5% of revenue.

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