Form 10-K
period 1999-12-31
PROFESSIONAL DETAILING INC
filed 2000-03-15
CIK 1054102

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

                   For the fiscal year ended December 31, 1999

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-24249

                          PROFESSIONAL DETAILING, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              22-2919486
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                              10 Mountainview Road
                        Upper Saddle River, NJ 07458-1937
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:       (201) 258-8450
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2000 was approximately $189,880,000.

      The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 7, 2000 was 13,585,179 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                          PROFESSIONAL DETAILING, INC.

                             Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I       .............................................................     3
  Item 1.   Business......................................................     3
  Item 2.   Properties....................................................    12
  Item 3.   Legal Proceedings.............................................    13
  Item 4.   Submission of Matters to a Vote of Security Holders...........    13
PART II     ..............................................................    13
  Item 5.   Market for Our Common Equity and Related Stockholder Matters..    13
  Item 6.   Selected Financial Data.......................................    14
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................    15
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....    23
  Item 8.   Financial Statements and Supplementary Data...................    23
  Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosures.......................    23
PART III    ..............................................................    23
  Item 10.  Directors and Executive Officers..............................    23
  Item 11.  Executive Compensation........................................    25
  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management. ..............................................    28
  Item 13.  Certain Relationships and Related Transactions................    29
PART IV     ..............................................................    30
  Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...................................................    30

                      FORWARD LOOKING STATEMENT INFORMATION

      Various statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business," "Certain Factors That May Affect Future Growth," and Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART 1

ITEM 1. BUSINESS

Description of Business

      We are a leading and rapidly growing contract sales organization, providing customized product detailing programs and other marketing and promotional services to the United States pharmaceutical industry. We have achieved our leadership position in the CSO industry based on 12 years of designing and executing customized product detailing programs for many of the pharmaceutical industry's largest companies, including Abbott, Allergan, Astra-Zeneca, Glaxo Wellcome, Novartis, Pfizer, Procter & Gamble, Rhone-Poulenc Rorer (now known as Aventis Pharma), Hofmann LaRoche and Solvay. We have designed programs that promote more than 90 different products, including such leading prescription medications as Imitrex(Registered), Flonase(Registered), Prilosec(Registered), Wellbutrin(Registered) and Cardura(Registered), as well as a number of leading OTC products such as Bayer(Registered) Aspirin, Pepcid AC(Registered) and Monistat 5(Registered), to hospitals, pharmacies and physicians in more than 20 different specialties.

      We are engaged by our clients on a contractual basis to design and implement product detailing programs for both prescription and OTC pharmaceutical products. Such programs typically include three phases: design, execution and assessment. In the program design phase, we work with the client to understand needs, define objectives, select targets and determine appropriate staffing. Program execution involves recruiting, hiring, training and managing a sales force, which performs detail calls promoting the particular client's pharmaceutical products. Assessment, the last phase of the program, involves measurement of sales force performance and program success relative to the goals and objectives outlined in the program design phase.

      We have generated strong internal growth by renewing and expanding programs with existing clients and by securing new business from leading pharmaceutical companies. Recent acquisitions have also contributed to our growth. We believe that we are one of the largest CSOs operating in the United States measured both by revenue and total number of sales representatives used in detailing programs. The number of sales representatives employed by us has grown from 134 as of January 1, 1995 to 2,101 as of December 31, 1999, consisting of 1,668 full-time sales representatives and 433 part-time sales representatives. Whereas none of our sales representatives at January 1, 1995 were full-time employees, 79% of our current sales representatives are full-time employees.

      We believe that because of the benefits of outsourcing, pharmaceutical companies have made a strategic decision to continue to outsource a significant portion of their sales and marketing activities. We further believe that the trend toward the increased use of CSOs by pharmaceutical companies will continue due to the following industry dynamics: (i) pharmaceutical companies will continue to expand their product portfolios and as a result will need to add sales force capacity, (ii) pharmaceutical companies will continue to face margin pressures and will seek to maintain flexibility by converting fixed costs to variable costs, and (iii) the availability of qualified CSOs will provide an incentive to pharmaceutical companies to continue to outsource this function.

      We believe that we are well positioned to benefit from these growth opportunities. Through our 12 years of providing service to the United States pharmaceutical industry, we have demonstrated that we are a high-quality, results-oriented provider of detailing services. In addition, we maintain a highly qualified sales force as a result of a rigorous recruiting process and training programs that are comparable to those of the pharmaceutical companies. We also believe that one of our biggest competitive advantages is our ability to provide customized solutions to our clients. Finally, as one of the largest CSOs, we have achieved the size and demonstrated the ability to perform large detailing programs and execute several programs simultaneously.

      In order to leverage our competitive advantages, our growth strategy emphasizes: (i) enhancing our leadership position in the growing CSO market by maintaining our historic focus on high-quality contract sales services and by continuing to build and invest in our core competencies and operations; (ii) expanding both our relationship with existing clients and our selling efforts to capture new clients; (iii) offering additional promotional, marketing and educational services and further developing our existing detailing services;
(iv) entering new geographic markets; and (v) investigating and pursuing appropriate acquisitions of detailing or detailing-related companies.

Recent Developments

      In May 1999 we acquired 100% of the capital stock of TVG, Inc. in a merger transaction. TVG provides brand marketing strategy, product profiling, positioning, message development services, and a broad spectrum of promotional and educational communications programs, including dinner meetings, symposia, teleconferences and on-site hospital programs for the pharmaceutical industry.

      In August 1999 we acquired substantially all of the operating assets of ProtoCall, LLC, a leading provider of syndicated contract sales services to the pharmaceutical industry. In a syndicated product detailing program, a single sales representative details non-competing products of multiple manufacturers during a meeting with a targeted prescriber. The acquisition of the ProtoCall business adds a syndicated sales force option to our product detailing offerings, expanding the scope and flexibility of the high-quality services that we can provide to our clients.

Services Offered

      We currently provide three principal services to the pharmaceutical industry:

      o customized product detailing programs using dedicated or syndicated sales forces;
      o     professional communication and education services; and
      o     marketing research and consulting services.

Product Detailing Programs

      Our primary business is designing and executing customized product detailing programs using dedicated or syndicated sales forces.

      Dedicated detailing programs. A dedicated detailing program typically involves designing and deploying a fully integrated sales force customized to the client's particular needs. A dedicated sales force promotes one to three products of a single client. The amount of time devoted to each product detailed during a call depends upon that product's detail position, i.e., the slot, within the call. Repeat interactions between the sales representative and the targeted prescriber are intended to establish trust between the sales representative and the targeted prescriber, influence the prescribing pattern of the targeted prescriber, obtain market share for new products, maintain market share for existing products and build barriers to entry against competing products.

      While each detailing program relies on our basic core competencies, we custom design each program to provide significant strategic advantages to the client. Our product detailing programs can be divided into three distinct phases: design, execution and assessment. In the design phase, we undertake to understand the client's needs and objectives, identify, define and rank the proposed target audience and determine appropriate staffing. In the execution phase, we recruit, hire, train and manage the sales force. Finally, in the assessment phase, we measure the performance of the sales force and the success of the program relative to the goals and objectives of the program.

      Syndicated detailing programs. Through ProtoCall, we provide syndicated product detailing programs. ProtoCall is the leading provider of syndicated detailing programs to the United States pharmaceutical industry. A syndicated sales program utilizes a team of highly qualified sales representatives to promote non-competing products of multiple manufacturers. Because the costs associated with a syndicated sales force are shared among the various manufacturers, these programs are less expensive than programs involving a dedicated sales force. In addition, since the sales force is already deployed, the detailing program can be launched even more quickly than a program using a dedicated sales force. Accordingly, a syndicated sales force is typically used for seasonal products or products with short-term promotional needs. Examples of seasonal brands include flu medicines that are promoted during the winter cold and flu season. Brands with short-term promotional needs may include brands that are currently being promoted but require supplemental promotion.

Professional communication and education services

      Through TVG's education/communication division, we are a leading provider of customized professional communication and education programs to the pharmaceutical industry. These programs are designed to optimize sales of pharmaceutical products. These programs fall into three basic categories:

      o peer-to-peer promotional events such as dinner meetings and teleconferences;
      o developing and organizing advisory boards, speaker bureaus and symposia; and
      o     customized continuing medical education programs for physicians.

Marketing research and consulting services

      Through TVG's MR&C division, we are a leading provider of custom marketing research and consulting services to the pharmaceutical industry. The MR&C division provides a broad range of services across the entire life cycle of a pharmaceutical product. TVG has developed a proprietary marketing model and tools that utilize both qualitative and quantitative methodologies. This model and the related tools are intended to identify the work that must be done in order to achieve the client's marketing goals. The model uses a six-step analysis:

      o market assessment involves identifying current knowledge, attitudes and practices of the relevant target audience;

      o product profiling attempts to identify how an existing product is viewed or how a new product will be viewed by the targeted audience, particularly in relation to competing products and treatment alternatives;

      o product positioning helps the client develop the appropriate marketing strategy for the product;

      o message awareness evaluates the efficacy of a client's existing marketing program;

      o execution involves translating the message to effective promotional materials; and

      o implementation involves designing a program to actually deliver the marketing material to the targeted audience.

      In addition, the MR&C division also conducts a series of marketing seminars for both new and experienced pharmaceutical marketing researchers and product managers. These seminars generally focus on the techniques of pharmaceutical marketing research and the key marketing principles for successfully promoting pharmaceutical products. Finally, the MR&C division has also created a team dedicated to addressing the effect of managed care on marketing issues relating to a client's product.

Company's Competitive Advantages

      We believe that a significant market opportunity exists for CSOs that can provide high-quality sales solutions across a variety of sales, marketing and therapeutic applications and that have demonstrated a willingness and ability to respond to the particular needs of clients. We believe that our principal competitive strengths are as follows:

      Established reputation for quality. We believe that the strength of our client relationships is evidence of our overall commitment to quality. Virtually every program that we have designed has met or exceeded the goals established with the client at the beginning of the program. We believe that, as a result, we have earned a reputation in the CSO industry as a high-quality, results-oriented provider of product detailing services. This belief is based on our long-standing relationships with "blue chip" pharmaceutical companies like Astra-Zeneca, Glaxo Wellcome, Pfizer, Procter & Gamble, and Rhone-Poulenc Rorer (now known as Aventis Pharma), who not only have renewed but have also expanded their relationships with us, and our ability to attract new clients.

      Ability to quickly and efficiently deploy a high-quality, highly-motivated sales force. As a result of our national field-based recruiting and hiring process, we can quickly field a high quality, highly motivated sales force. As an example, we recently built a new 300-person sales force in four weeks. The quality of our sales force is assured by a recruiting and hiring process that is one of the most comprehensive, challenging, rigorous, selective and professional processes in the industry. Our training programs are comparable to those designed by pharmaceutical companies to train their internal sales forces. In addition, we offer our sales representatives a compensation package that we believe is competitive with compensation packages offered by the major pharmaceutical companies. Our highly motivated sales force is evidenced by our low turnover rate.

      Success in designing customized detailing programs. We successfully innovate and create custom-designed product detailing programs that meet the specific needs of our clients as they relate to the product or products being promoted. The two principal areas of customization are the geographic deployment of the sales representatives to be used in the program and the profile of the sales force (i.e., part-time versus full-time). We believe that our ability to provide full-time, part-time or a combination of full-time and part-time sales representatives, constitutes a competitive advantage. Other areas of customization include the experience of the sales representatives, type of sales force to be used (i.e., a dedicated, vertically integrated sales force or a syndicated sales force), and call frequency, compensation, and field and database management support, such as in-house territory mapping, physician satisfaction surveys, call reporting services and regulatory compliance services. In addition, we are exploring the possibility of entering into contracts under which we would share the costs of a detailing program with the client in exchange for a contingent fee based on future sales of the product being promoted or some other performance based criteria. Our acquisition of TVG enhances our ability to properly address the market potential of various pharmaceutical products and to properly structure these arrangements.

      Ability to manage multiple large complex programs. We have demonstrated an ability to manage multiple large and complex programs simultaneously. This ability is due, in part, to our experienced and highly qualified management team, an organizational structure that enables us to respond to client demands promptly and our management, database and information technology support systems.

Clients and Contracts

Clients

      We believe that our relationships with our clients, which include many of the largest pharmaceutical companies in the United States, are among our most important strategic assets and competitive advantages. We have enjoyed long-standing relationships with many of these clients, and a high percentage of our clients either renew their programs or enter into new contracts with us for new programs. We believe that the quality and stability of our client base promotes the consistency of our core business and that the scope and complexity of our clients' marketing needs present opportunities for expansion into new areas. There can be no assurance, however, that our clients will continue to renew or expand their relationship with us.

Contracts

      Given the customized nature of our business, we utilize a variety of contract structures with our clients. Generally, contracts provide for a fee to be paid based on us delivering a specified package of services. Contracts typically include performance benchmarks, such as a minimum number of sales representatives or a minimum number of calls. We typically receive a portion of our fee upon commencement of the program to offset the costs of initiating such program. In addition, contracts typically provide that we are entitled to a fee for each sales representative hired by the client during or at the conclusion of a program. In certain instances, we may be entitled to additional compensation based upon the success of the program and/or subject to penalties for failing to meet stated performance benchmarks.

      Our contracts generally are for terms of one year and are subject to renewal upon expiration. However, our contracts are terminable by the client for any reason upon 30 to 90 days notice. Our contracts typically provide for termination payments by the client upon a termination without cause. While the cancellation of certain contracts by a client without cause may result in the imposition of penalties on such client, such penalties may not act as an adequate deterrent to the termination of any such contracts. In addition, there can be no assurance that such penalties will offset the revenue which could have been earned under such contract or the costs which we may incur as a result of such termination. The loss or termination of a large contract or the loss of multiple contracts could adversely affect our future revenue and profitability. Contracts may also be terminated for cause if we fail to meet stated performance benchmarks. To date, no programs have been terminated for cause.

      Our contracts typically contain cross-indemnification provisions between us and our client. The client will usually indemnify us against product liability and related claims arising from the sale of the product and we indemnify the clients with respect to the errors and omissions of our sales representatives in the course of their detailing activities. To date, we have not asserted, nor has there been asserted against us, any claim for indemnification pursuant to a contract.

Marketing and Business Development

      Most of our revenue is derived from renewals and extensions of existing programs, new programs with existing clients and new programs from new clients. Most of our new business, from both existing clients and new clients, is derived from responses to "requests for proposals" from pharmaceutical companies. However, we are also engaged in proactive efforts to generate more business from new and prospective clients. Recently, we hired a business development team, led by our vice president-new business development. We have also implemented a sales process that is designed to leverage our results-oriented image through case studies, references and comprehensive proposals. This new business development process relies on the use of a dedicated sales and marketing team as well as our experienced senior management team.

Competition

      Traditionally, our competition has included in-house sales and marketing departments of pharmaceutical companies and other CSOs, the largest of which are Innovex (a subsidiary of Quintiles Transnational) the various sales and marketing affiliates of Ventiv Health (formerly, Snyder Communications) and Nelson Professional Sales (a division of Nelson Communications, Inc.). However, there are relatively few barriers to entry into the CSO industry and, as the CSO industry continues to evolve, new competitors are likely to emerge. For example, recently, two major wholesale drug distributors have begun to provide product detailing services. Many of our current and potential competitors are larger than we are and have greater financial, personnel and other resources than we do. Increased competition may lead to price and other forms of competition that may have a material adverse effect on our business and results of operations.

      As a result of competitive pressures, pharmaceutical companies, as well as various organizations providing services to the pharmaceutical industry are consolidating and are becoming targets of global organizations. This trend is likely to produce increased competition for clients and increased competitive pressures on smaller providers. If the trend in the pharmaceutical industry towards consolidation continues, pharmaceutical companies may have excess in-house sales force capacity and may, as a result, reduce or eliminate their use of CSOs. Alternatively they may choose to award their product detailing and other marketing and promotion contracts to organizations that can provide a broader range of services. Although we intend to monitor industry trends and respond appropriately, we cannot be certain that we will be able to anticipate and successfully respond to such trends.

      We believe that the primary competitive factors affecting contract sales services is the ability to quickly hire, train, deploy and manage qualified sales representatives to implement simultaneously several large product detailing programs. We also compete on the basis of such factors as reputation, quality of services, experience of management, performance record, customer satisfaction, ability to respond to specific client needs, integration skills and price. We believe we compete favorably with respect to each of these factors.

Government and Industry Regulation

      The healthcare industry is subject to extensive government and industry regulation. Various laws, regulations and guidelines promulgated by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and reimbursement of healthcare services and products, including pharmaceutical products. It is also possible that additional or amended laws, regulations or guidelines could be adopted in the future.

      The pharmaceutical industry is subject to extensive federal regulation and oversight by the United States Food and Drug Administration, the FDA. The Food, Drug and Cosmetic Act, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the FDA asserts its authority to regulate all promotional activities involving prescription drugs. In addition, the sale or distribution of pharmaceuticals may also be subject to the Federal Trade Commission Act. Finally, the Prescription Drug Marketing Act, the PDMA, regulates the ability of pharmaceutical companies to provide physicians with free samples of their products. Essentially, the PDMA requires extensive record keeping and labeling of such samples for tracing purposes.

      In addition, some of the services that we currently perform or that we may provide in the future are affected by various guidelines promulgated by industry and professional organizations. For example, ethical guidelines promulgated by the American Medical Association govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern the honoraria, and other items of pecuniary value, which AMA member physicians may receive, directly or indirectly, from pharmaceutical companies. Similar guidelines and policies have been adopted by other professional and industry organizations, such as Pharmaceutical Research and Manufacturers of America.

      The healthcare industry is subject to federal and state laws pertaining to healthcare fraud and abuse. In particular, certain federal and state laws prohibit manufacturers, suppliers and providers from offering or giving or receiving kickbacks or other remuneration in connection with ordering or recommending purchase or rental of healthcare items and services. The federal anti-kickback statute imposes both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease, or order (or arrange for or recommend the purchase, lease, or order of), any item or service for which payment may be made by Medicare or certain federally-funded state healthcare programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the law can result in numerous sanctions, including criminal fines, imprisonment, and exclusion from participation in the Medicare and Medicaid programs.

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

      Finally, we are subject to the rules and regulations promulgated by the Equal Employment Opportunity Commission and similar state entities which govern our recruiting and hiring practices and our relationship with our employees.

      Our failure, or the failure of our clients to comply with, or any change in, the applicable regulatory requirements or professional organization or industry guidelines could, among other things, limit or prohibit us or our clients from conducting certain business activities, subject us or our clients to adverse publicity, increase the costs of regulatory compliance or subject us or our clients to monetary fines or other penalties. Any such actions could have a material adverse affect on us.

Insurance

      General liability insurance. As a provider of product detailing services to the pharmaceutical industry, we may become involved in litigation regarding the products promoted by our employees, with the associated risks of significant legal costs, substantial damage awards and adverse publicity. Even if these claims ultimately prove to be without merit, defending against them can result in adverse publicity, diversion of management's time and attention and substantial expenses, which could have a material adverse effect on our operations and financial condition. In addition, we are often required to indemnify our clients for the negligence of our employees.

      We protect ourselves against potential liability by maintaining general liability and professional liability insurance, which we believe to be adequate in amount and coverage for the current size and scope of our operations, and by contractual indemnification provisions with our clients. We may seek to increase our existing policy limits or obtain additional insurance coverage in the future as our business grows. Although we have not experienced difficulty obtaining insurance coverage in the past, we cannot be certain that we can increase our existing policy limits or obtain additional insurance coverage on acceptable terms or at all. In addition, although our clients may indemnify us for their negligent conduct, that may not be adequate protection for us.

      Employment practice liability insurance. The success of our business depends on our ability to deploy a high-quality sales force quickly. As part of our recruiting and hiring process, we conduct a thorough screening process, drug testing and rigorous interviews. In addition, we must continually evaluate our personnel and, when necessary, terminate some of our employees with or without cause. Accordingly, we may be subject to lawsuits relating to wrongful termination, discrimination and harassment. We have obtained employment practice liability insurance, which insures us against claims made by employees or former employees relating to their employment, i.e., wrongful termination, sexual harassment, etc. To date, we have not made any claims under this policy. We cannot be sure that the coverage we maintain will be sufficient to cover any future claims or will continue to be available in adequate amounts or at a reasonable cost. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim by an employee that is outside the scope of coverage or exceeds the limits of our policy.

                  CERTAIN FACTORS THAT MAY AFFECT FUTURE GROWTH

      The following factors may affect our future growth and should be considered by any prospective purchaser of our securities:

If the pharmaceutical industry does not continue to use, or fails to increase its use of, third party service organizations to market and promote its products, our business would be seriously harmed.

      We generate substantially all of our revenue from providing product detailing services to pharmaceutical companies. We have benefited from the growing trend of pharmaceutical companies to outsource marketing and promotional programs. We cannot be certain that this trend will continue. For example, the growth in outsourcing is driven, in part, by the growth in the number of pharmaceutical products developed over the last few years. However, recently there has been a decrease in the number of new ethical compounds coming to market. If this trend continues, pharmaceutical companies may reduce their outsourcing programs. Furthermore, the trend in the pharmaceutical industry toward consolidation, by merger or otherwise, may result in a reduction in the use of CSOs. A significant change in the direction of the outsourcing trend generally, or a trend in the pharmaceutical industry not to use, or to reduce the use of, outsourced marketing services, such as those we provide, would have a material adverse effect on our business.

A decrease in marketing or promotional expenditures by the pharmaceutical industry as a result of private initiatives, government reform or otherwise, could have an adverse affect on our business.

      Our business, financial condition and results of operations depend on marketing and promotional expenditures by pharmaceutical companies for their products. Because we generate substantially all of our revenue from product detailing programs, unfavorable developments in the pharmaceutical industry could adversely affect our business. These developments could include reductions in expenditures for marketing and promotional activities or a shift in marketing focus away from product detailing. Promotional, marketing and sales expenditures by pharmaceutical companies could also be negatively impacted by government reform or private market initiatives intended to reduce the cost of pharmaceutical products or by government, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical companies promote their products.

Most of our revenue is derived from a limited number of clients, the loss of any one of which could adversely affect our business.

      Our revenue and profitability are highly dependent on our relationships with a limited number of large pharmaceutical companies. In 1999, our four largest clients accounted for approximately 30%, 22%, 19% and 6%, respectively, or a total of 77% of our revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients could have a material adverse effect on our business and results of operations.

Our contracts are short-term agreements and are subject to cancellation at any time, which may result in lost revenue and additional costs and expenses.

      Our contracts are generally for a term of one year and may be terminated by the client at any time for any reason. The termination of a contract by one of our major clients would not only result in lost revenue, but may cause us to incur additional costs and expenses. For example, all of our sales representatives are employees rather than independent contractors. Accordingly, upon termination of a contract, unless we can immediately transfer the related sales force to a new program, we either must continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.

We may lose money on fixed-fee contracts and performance-based contracts.

      Substantially all of our contracts are fixed fee arrangements. We also enter into some contracts in which a portion of our fees are contingent on meeting performance objectives. Finally, we are exploring the possibility of entering into contracts under which we may share the costs of a detailing program with the client in exchange for a contingent fee based on the future sales of the product being promoted or some other performance based criteria. Accordingly, if we underestimate the costs associated with the services to be provided under a particular contract, or if there are unanticipated increases in our operating or administrative expenses, or if we fail to meet certain performance objectives, or if we incorrectly assess the market potential of a particular product, the margins on that contract and our overall profitability may be adversely affected.

Management of Growth

      We have recently experienced rapid growth in the number of employees, the size of our programs and the scope of our operations. Our ability to manage such growth effectively will depend upon our ability to enhance our management team and our ability to attract and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, management information and financial control systems, and to expand, train and manage our workforce. Failure to manage growth effectively could have a material adverse effect on our business and results of operations.

Government or private initiatives to reduce healthcare costs could have a material adverse effect on the pharmaceutical industry and on us.

      The primary trend in the United States healthcare industry is toward cost containment. Comprehensive government healthcare reform intended to reduce healthcare costs, the growth of total healthcare expenditures and expand healthcare coverage for the uninsured have been proposed in the past and may be considered again in the near future. Implementation of government healthcare reform may adversely affect promotional and marketing expenditures by pharmaceutical companies, which could decrease the business opportunities available to us. In addition, the increasing use of managed care, centralized purchasing decisions, consolidations among and integration of healthcare providers are continuing to affect purchasing and usage patterns in the healthcare system. Decisions regarding the use of pharmaceutical products are increasingly being consolidated into group purchasing organizations, regional integrated delivery systems and similar organizations and are becoming more economically focused, with decision makers taking into account the cost of the product and whether a product reduces the cost of treatment. Significant cost containment initiatives adopted by government or private entities could have a material adverse effect on our business.

Our failure, or that of our clients, to comply with applicable healthcare regulations could limit, prohibit or otherwise adversely impact our business activities.

      Various laws, regulations and guidelines promulgated by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical products. In particular, the healthcare industry is subject to various Federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Sanctions for violating these laws include civil and criminal fines and penalties and possible exclusion from Medicare, Medicaid and other Federal healthcare programs. Although we believe our current business arrangements do not violate these Federal and state fraud and abuse laws, we cannot be certain that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition and results of operations. Our failure, or the failure of our clients, to comply with these laws, regulations and guidelines, or any change in these laws, regulations and guidelines may, among other things, limit or prohibit our business activities or those of our clients, subject us or our clients to adverse publicity, increase the cost of regulatory compliance or subject us or our clients to monetary fines or other penalties.

Our industry is highly competitive and our failure to address competitive developments promptly will limit our ability to retain and increase our market share.

      Traditionally, our primary competitors were the in-house sales and marketing departments of pharmaceutical companies and other CSOs, such as Innovex (a subsidiary of Quintiles Transnational) the various sales and marketing affiliates of Ventiv Health (formerly, Snyder Communications) and Nelson Professional Sales (a division of Nelson Communications, Inc.). However, there are relatively few barriers to entry in the CSO industry and, as the CSO industry continues to evolve, new competitors are likely to emerge. For example, recently, two major wholesale drug distributors have begun to provide product detailing services. Many of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have. Increased competition may lead to price and other forms of competition that could have a material adverse effect on our market share, business and results of operations.

      As a result of competitive pressures, various organizations providing services to the pharmaceutical industry are consolidating and are becoming targets of global organizations. This trend is likely to produce increased competition for clients. In addition, if the trend in the pharmaceutical industry towards consolidation continues, pharmaceutical companies may have excess in-house sales force capacity and they may, as a result, reduce or eliminate their use of CSOs or choose to award their product detailing and other marketing and promotional programs to organizations that can provide a broader range of services. Although we intend to monitor industry trends and respond appropriately, we may not be able to anticipate and successfully respond to such trends.

Our business will suffer if we fail to attract and retain experienced sales representatives.

      The success and growth of our business depends on our ability to attract and retain qualified and experienced pharmaceutical sales representatives. There is intense competition for experienced pharmaceutical sales representatives from competing CSOs and pharmaceutical companies. On occasion our clients have hired the sales representatives that we trained to detail its products. We cannot be certain that we can continue to attract and retain qualified personnel. If we cannot attract, retain and motivate qualified sales personnel, we will not be able to expand our business and our ability to perform under our existing contracts will be impaired.

Our business will suffer if we lose certain key management personnel.

      The success of our business also depends on our ability to attract, retain and motivate qualified senior management, financial and administrative personnel who are in high demand and who often have multiple employment options. Currently, we depend on a number of our senior executives, including Charles T. Saldarini, our president and chief executive officer; Steven K. Budd, our chief operating officer; and Bernard C. Boyle, our chief financial officer. The loss of the services of any one or more of these executives could have a material adverse effect on our business, financial condition and results of operations. Except for a $5 million key-man life insurance policy on the life of Mr. Saldarini and a $3 million policy on the life of Mr. Budd, we do not maintain and do not contemplate obtaining insurance policies on any of our employees.

The costs and difficulties of acquiring and integrating new businesses could impede our future growth and adversely affect our competitiveness.

      As part of our growth strategy, we constantly evaluate new acquisition opportunities. Acquisitions involve numerous risks and uncertainties, including:

      o     the difficulty of identifying appropriate acquisition candidates;

      o the difficulty integrating the operations and products and services of the acquired companies;

      o the expenses incurred in connection with the acquisition and subsequent integration of operations and products and services;

      o the impairment of relationships with employees, customers or vendors as a result of changes in management and ownership;

      o the diversion of management's attention from other business concerns; and

      o the potential loss of key employees or customers of the acquired company.

      Acquisitions of companies outside the United States also may involve the following additional risks:

      o     assimilating differences in international business practices;

      o     overcoming language differences;

      o     exposure to currency fluctuations;

      o     difficulties in complying with a variety of foreign laws;

      o     unexpected changes in regulatory requirements;

      o     difficulties in staffing and managing foreign operations; and

      o     potentially adverse tax consequences.

      We may be unable to successfully identify, complete or integrate any future acquisitions, and acquisitions that we complete may not contribute favorably to our operations and future financial condition. We may also face increased competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions on favorable terms.

Our quarterly revenues and operating results may vary which may cause the price of our common stock to fluctuate.

      Our quarterly operating results may vary as a result of a number of factors, including:

      o     the commencement, delay, cancellation or completion of programs;

      o     the mix of services provided;

      o the timing and amount of expenses for implementing new programs and services;

      o the accuracy of estimates of resources required for ongoing programs;

      o uncertainty related to compensation based on achieving performance benchmarks;

      o     the timing and integration of acquisitions;

      o     changes in regulations related to pharmaceutical companies; and

      o     general economic conditions.

      In addition, generally, we recognize revenue as services are performed, while program costs, other than training costs, are expensed as incurred. As a result, during the first two to three months of a new contract, we may incur substantial expenses associated with staffing that new program without recognizing any revenue under that contract. This could have an adverse impact on our operating results and the price of our common stock for the quarters in which these expenses are incurred.

      We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Fluctuations in quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long term operating performance.

ITEM 2. PROPERTIES

Facilities and Employees

      Our corporate headquarters are located in Upper Saddle River, New Jersey, in approximately 38,500 square feet of space occupied under a lease that expires in the fourth quarter of 2004 with an option to extend for an additional five years. We also rent a 1,000 square foot sales office in Raleigh-Durham, North Carolina. TVG operates out of a 48,000 square foot facility in Fort Washington, Pennsylvania, with a lease that expires on August 31, 2000.

      As of December 31, 1999, we had 2,591 employees, including 2,101 sales representatives. Approximately 110 employees work at our headquarters in Upper Saddle River, New Jersey, 144 employees work out of TVG's headquarters in Fort Washington, Pennsylvania, and 37 employees work out of ProtoCall's headquarters in Cincinnati, Ohio. In addition, we have 199 field based sales managers. We are not party to a collective bargaining agreement with a labor union and our relations with our employees are good.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently a party to any material pending litigation and we are not aware of any material threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq Stock Market under the symbol "PDII." The following table sets forth, for each of the periods indicated, the high and low closing sale prices per share as reported on the Nasdaq National Market since trading commenced on May 19, 1998.

                                                      High                 Low
                                                    -------              -------
                     1998
Second quarter .............................        $27.875              $19.250
Third quarter ..............................         28.000               17.000
Fourth quarter .............................         28.250               20.750

                     1999
First quarter ..............................         36.000               23.375
Second quarter .............................         32.000               22.750
Third quarter ..............................         33.875               24.750
Fourth quarter .............................         31.625               24.875

      We believe that, as of February 25, 2000, we have approximately 4,103 beneficial stockholders.

Dividend Policy

      We have not paid any dividends and do not intend to pay any dividends in the foreseeable future. Future earnings, if any, will be used to finance the future growth of our business. Future dividends will be determined by our board of directors.

Changes in Securities and Use of Proceeds

      In May 1998, we completed our initial public offering (the "IPO") of 3,220,000 shares of Common Stock (including 420,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price per share of $16.00. Net proceeds to us after expenses of the IPO were approximately $46.4 million.

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

(4)(vii)    Use of Proceeds:
            $46,422,842 of temporary investments with maturities of up to 3 months as of December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are derived from our audited consolidated financial statements and the accompanying notes. Our consolidated financial statements for each of the periods presented reflects our acquisition of TVG in May 1999, which was accounted for as a pooling of interests. Consolidated balance sheets at December 31, 1998 and 1999 and consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 1997, 1998 and 1999 and the accompanying notes are included in this report and have been audited by PricewaterhouseCoopers LLP, independent accountants, in reliance of the audit reports issued to TVG by Grant Thornton LLP for 1997 and 1998 and by Arthur Andersen LLP for 1996. Our audited consolidated balance sheets at December 31, 1995, 1996 and 1997 and our consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1995 and 1996 are not included in this report but have been audited by PricewaterhouseCoopers LLP in reliance on audit reports issued to TVG by Arthur Andersen LLP. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Financial Statements and related notes appearing elsewhere in this report on Form 10-K.

Statement of Operations Data:

                                                                            Year Ended December 31,
                                                         -----------------------------------------------------------
                                                           1995         1996         1997         1998        1999
                                                         --------     --------     --------     --------    --------
                                                            (In thousands, except per share and statistical data)
Revenue, net ........................................    $ 31,861     $ 49,090     $ 75,243     $119,421    $174,902
Program expenses ....................................      20,860       35,738       55,854       87,840     130,121
                                                         --------     --------     --------     --------    --------
Gross profit ........................................      11,001       13,352       19,389       31,581      44,781
Compensation expense ................................       8,012        8,519       12,021       15,779      19,611
Bonus to majority stockholder (1) (2) ...............         425        1,500        2,243           --          --
Stock grant expense (2) (3) .........................          --           --        4,470           --          --
Other general, selling and administrative expenses ..       3,090        3,509        4,749        6,546       9,448
Acquisition and related expenses ....................          --           --           --           --       1,246
                                                         --------     --------     --------     --------    --------
Total general, selling and administrative expenses ..      11,527       13,528       23,483       22,325      30,305
                                                         --------     --------     --------     --------    --------
Operating income (loss) (2) .........................        (526)        (176)      (4,094)       9,256      14,476
Other income, net ...................................         219          275          376        2,273       3,471
                                                         --------     --------     --------     --------    --------
Income (loss) before provision for income taxes .....        (307)          99       (3,718)      11,529      17,947
Provision for income taxes ..........................         154          208          126        1,691       7,539
                                                         --------     --------     --------     --------    --------
Net income (loss) ...................................    $   (461)    $   (109)    $ (3,844)    $  9,838    $ 10,408
                                                         ========     ========     ========     ========    ========

Basic net income (loss) per share ...................    $  (0.05)    $  (0.01)    $  (0.44)    $   0.92    $   0.87
                                                         ========     ========     ========     ========    ========
Diluted net income (loss) per share .................    $  (0.05)    $  (0.01)    $  (0.44)    $   0.91    $   0.86
                                                         ========     ========     ========     ========    ========
Basic weighted average number of shares outstanding .       9,058        9,064        8,730       10,684      11,958
                                                         ========     ========     ========     ========    ========
Diluted weighted average number of shares outstanding       9,058        9,064        8,730       10,814      12,167
                                                         ========     ========     ========     ========    ========

                                                                            Year Ended December 31,
                                                         -----------------------------------------------------------
                                                           1995         1996         1997         1998        1999
                                                         --------     --------     --------     --------    --------
                                                            (In thousands, except per share and statistical data)
Pro forma data (unaudited)
Income (loss) before provision for income taxes .......  $   (307)    $     99     $ (3,718)    $ 11,529    $ 17,947
Pro forma provision for income taxes (4) ..............        --           40           --        4,612       7,677
                                                         --------     --------     --------     --------    --------
Pro forma net income (loss) (4) .......................  $   (307)    $     59     $ (3,718)    $  6,918    $ 10,270
                                                         ========     ========     ========     ========    ========
Pro forma basic net income (loss) per share (4) (5) ...  $  (0.03)    $   0.01     $  (0.43)    $   0.65    $   0.86
                                                         ========     ========     ========     ========    ========
Pro forma diluted net income (loss) per share (4) (5) .  $  (0.03)    $   0.01     $  (0.43)    $   0.64    $   0.84
                                                         ========     ========     ========     ========    ========
Basic weighted average number of shares outstanding (5)     9,058        9,064        8,730       10,684      11,958
                                                         ========     ========     ========     ========    ========
Pro forma diluted weighted average number of shares
  outstanding (5) .....................................     9,058        9,064        8,730       10,814      12,167
                                                         ========     ========     ========     ========    ========

Other Operating Data:

                                                                            Year Ended December 31,
                                                         -----------------------------------------------------------
                                                           1995         1996         1997         1998        1999
                                                         --------     --------     --------     --------    --------
Number of sales representatives at end of period:
  Full-time .....................................              --           33          529        1,143       1,668
  Part-time .....................................             419          691          401          242         433
                                                         --------     --------     --------     --------    --------
Total ...........................................             419          724          930        1,385       2,101
                                                         ========     ========     ========     ========    ========

Balance Sheet Data:

                                                                            Year Ended December 31,
                                                         -----------------------------------------------------------
                                                           1995         1996         1997         1998        1999
                                                         --------     --------     --------     --------    --------
                                                                                (in thousands)
Cash and cash equivalents ...........................    $  2,513     $  3,658     $  7,762     $ 56,989    $ 57,787
Working capital .....................................       1,229          307          584       47,048      53,143
Total assets ........................................      12,593       15,805       21,868       77,390     102,960
Total long-term debt ................................          --           --           --           --          --
Stockholders' equity ................................       2,110        1,297        1,647       50,365      60,820

----------
      (1) Prior to the IPO, we were treated as an S Corporation under subchapter S of the Internal Revenue Code and under the corresponding provisions of the tax laws of the State of New Jersey. Historically, as an S Corporation, we made annual bonus payments to our majority stockholder based on our estimated profitability and working capital requirements. We do not expect to pay bonuses to our majority stockholder in future periods.

      (2) There were no bonus to majority stockholder and stock grant expense charges in 1998 and 1999 and we do not expect to incur such charges in future periods. Exclusive of these non-recurring charges, our operating income (loss) for the years ended December 31, 1995, 1996 and 1997 would have been ($101), $1,324 and $2,619 respectively. See footnote 1 above.

      (3) On January 1, 1997, we issued shares of our common stock to Charles T. Saldarini, our current President and Chief Executive Officer. For financial accounting purposes, a non-recurring, non-cash compensation expense was recorded in the quarter ended March 31, 1997. See note 16 to our audited Financial Statements.

      (4) Prior to the IPO, we were an S Corporation and had not been subject to Federal or New Jersey corporate income taxes, other than a New Jersey state corporate income tax of approximately 2%. In addition, TVG, a 1999 acquisition accounted for as a pooling of interest, was also taxed as an S corporation from January 1997 to May 1999. Pro forma provision for (benefit from) income taxes, pro forma net income (loss) and basic and diluted net income (loss) per share for all periods presented reflect a provision for or (benefit from) income taxes as if PDI and TVG had been taxed as a C Corporation for all periods. The pro forma effective tax rate for the period ended December 31, 1998 is 40%. We expect our effective tax rate to approximate 40% in future periods. See note 18 to our audited Financial Statements.

      (5) See note 4 to our audited Financial Statements included in this Report on Form 10-K for a description of the computation of pro forma basic and diluted net income (loss) per share and basic and diluted weighted average number of shares outstanding.

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

      This report also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 10 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this report.

Overview

      We are a leading and rapidly growing contract sales organization, providing product detailing programs and other marketing and promotional services to the United States pharmaceutical industry. Most of our business involves designing and executing customized product detailing programs for both prescription and OTC products. We utilize a variety of contract structures with our clients for these programs. The terms of our product detailing contracts range from 12 to 36 months. Generally, all of our contracts provide for a fee to be paid to us based on our ability to deliver a specified package of services. We may be entitled to additional fees based upon the achievement of certain performance benchmarks. We may also be subject to penalties for failing to meet the stated minimum benchmarks, such as number of sales representatives or number of sales calls.

      Most contracts can be terminated by the client for any reason on 30 to 90 days notice and may also be terminated for cause if we fail to meet the stated performance benchmarks. Many of our contracts provide for the client to pay us a termination fee if a contract is terminated without cause. These penalties may not act as an adequate deterrent to the termination of any contract. Further they may not offset the revenue that we could have earned under the contract had it not been terminated or reimburse us for the costs that we may incur as a result of its termination. The loss or termination of a large contract or of multiple contracts could adversely affect our future revenue and profitability. To date, no programs have been terminated for cause.

Revenue and Program Expenses

      Historically, we have derived a significant portion of our revenue from a limited number of major clients. In 1997, 1998 and 1999, our four largest clients accounted for approximately 65%, 80% and 77%, respectively, of our revenue. This client concentration reflects our continued expanding relationships with our largest clients. Concentration of business in the CSO industry is common and we believe that pharmaceutical companies will continue to outsource larger projects as the CSO industry grows and continues to demonstrate an ability to successfully implement large programs. Accordingly, we are likely to continue to experience significant client concentration in future periods.

      Revenue is earned primarily by performing product detailing programs and other marketing and promotional services under contracts. Product detailing programs represent the largest and fastest growing portion of our total revenue but have had lower gross profit margins than our other service offerings. Revenue is recognized as the services are performed and the right to receive payment for the services is assured. In the case of contracts relating to product detailing programs, revenue is recognized net of any potential penalties until the performance criteria eliminating the penalties have been achieved. Bonus and other performance incentives as well as termination payments are recognized as revenue in the period earned and when payment of the bonus, incentive or other payment is assured.

      Program expenses consist primarily of the costs associated with executing a product detailing program or the other services identified in the contract. Program expenses include personnel costs and other costs, including facility rental fees, honoraria and travel expenses, associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months.

      As a result of the revenue recognition and program expense policies described above, we may incur significant initial direct program costs prior to recognizing revenue under a particular product detailing contract. We typically receive an initial payment upon commencement of a product detailing program and, wherever possible, characterize that payment as compensation for recruiting, hiring and training services associated with staffing that program. This permits us to record the initial payment as revenue in the same period in which the costs of the services are expensed. Our inability to specifically provide in our product detailing contracts that we are being compensated for recruiting, hiring or training services could adversely impact our operating results for periods in which the costs associated with the product detailing services are incurred.

      As a result of our interpretation of accounting guidance from the Securities and Exchange Commission, including recently issued Staff Accounting Bulletin No. 101, we determined to make accounting presentation changes to certain of our revenues and program expenses for the year ended December 31, 1999. These reclassifications reflect costs incurred by us for which we received direct reimbursement from our clients and represented approximately 4.8% of our revenue in this period. Because the amounts excluded from revenue and program expenses were identical, gross profit, operating income, net income and net income per share did not change.

Corporate Overhead and Taxes

      General, selling and administrative expenses include compensation expense, bonus to majority stockholder, stock grant expense and general corporate overhead. Compensation expense consists primarily of salaries and related fringe benefits for senior management and other administrative, marketing, finance, information technology and human resources personnel who are not directly involved with executing a particular program. Bonus to majority stockholder for 1996 and 1997 reflects the discretionary cash bonus paid to our majority stockholder and chairman of the board, John P. Dugan. No bonuses have been or will be paid to Mr. Dugan for any period subsequent to 1997. Stock grant expense for 1997 reflects the non-cash, non-recurring charges related to the grant of 1,119,684 shares to our president and chief executive officer, Charles T. Saldarini. Other general, selling and administrative expenses include corporate overhead such as facilities costs, depreciation and amortization expenses and professional services fees.

      General, selling and administrative expenses (excluding bonus to majority stockholder and stock grant expense) as a percentage of revenue have generally declined as we have spread our overhead expenses across our growing revenue base. We anticipate that general, selling and administrative expenses will continue to decline as a percentage of revenue as our business grows, although such expenses are expected to increase on an absolute basis.

      From January 1, 1995 through May 1998, we were an S corporation for Federal and New Jersey state corporate income tax purposes. In addition, TVG was an S corporation from January 1, 1997 through May 1999. Accordingly, during those respective periods neither PDI nor TVG were subject to Federal corporate income taxes or state corporate income taxes at the regular corporate income tax rates. Our consolidated statement of operations data in the "Summary Financial Data" and "Selected Financial Data" tables reflect a provision for income taxes on a pro forma basis as if we were required to pay Federal and state corporate income taxes during all periods.

Recent Developments

      In May 1999 we acquired 100% of the capital stock of TVG in a merger transaction. In connection with this transaction, we issued 1,256,882 shares of common stock in exchange for the outstanding shares of TVG. The acquisition was accounted for as a pooling of interests and, as a result, the financial information for all prior periods presented in this report has been restated to include the accounts and operations of TVG.

      In August 1999, through our wholly-owned subsidiary, ProtoCall, we acquired substantially all of the operating assets of ProtoCall, LLC a leading provider of syndicated contract sales services to the United States pharmaceutical industry. The purchase price was $4.5 million, of which $4.1 million was paid at closing and the balance was paid in the fourth quarter of 1999. In addition, up to $3.0 million in contingent payments may be payable in 2000 if ProtoCall achieves defined performance benchmarks. ProtoCall, LLC recorded revenue in excess of $8 million during 1998. The transaction has been accounted for under the purchase method of accounting and we recorded $4.3 million in goodwill, which will be amortized over a period of 10 years. The amount recorded as goodwill will increase if the contingent payments are required.

      On January 26, 2000, we completed a public offering of 2,800,000 shares of common stock at a public offering price per share of $28.00, yielding net proceeds per share after deducting underwriting discounts of $26.35 (before deducting expenses of the offering). Of the shares offered, 1,399,312 shares were sold by us and 1,400,688 shares were sold by certain selling shareholders. In addition, in connection with the exercise of the underwriters' over-allotment option, an additional 420,000 shares were sold to the underwriters on February 1, 2000 on the same terms and conditions (210,000 shares were sold by us and 210,000 shares were sold by a selling shareholder). Net proceeds to us after expenses of the offering were approximately $41.0 million.

      In February 2000, we signed a three year agreement with iPhysicianNet Inc. ("iPhysicianNet"). In connection with this agreement, we made an investment of $2.5 million in preferred stock of iPhysicianNet. Under this agreement we were appointed as the exclusive CSO in the United States to be affiliated with the iPhysicianNet network, allowing us to offer e-detailing capabilities to iPhysicianNet's and our existing and potential clients.

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future operating results.

                                                                            Year Ended December 31,
                                                        -------------------------------------------------------------
                                                         1995          1996          1997          1998         1999
                                                        ------        ------        ------        ------       ------
Revenue                                                    100%          100%          100%          100%         100%
Program expenses                                          65.5          72.8          74.2          73.6         74.4
                                                        ------        ------        ------        ------       ------
Gross profit                                              34.5          27.2          25.8          26.4         25.6
Compensation expense                                      25.2          17.4          16.0          13.2         11.2
Bonus to majority stockholder                              1.3           3.1           3.0            --           --
Stock grant expense                                         --            --           5.9            --           --
Other general, selling and administrative expenses         9.7           7.1           6.3           5.5          5.4
Acquisition and related expenses                            --            --            --            --          0.7
                                                        ------        ------        ------        ------       ------
Total general, selling and administrative expenses        36.2          27.6          31.2          18.7         17.3
                                                        ------        ------        ------        ------       ------
Operating income (loss)                                   (1.7)         (0.4)         (5.4)          7.7          8.3
Other income, net                                          0.7           0.6           0.5           1.9          2.0
                                                        ------        ------        ------        ------       ------
Income (loss) before provision for income taxes           (1.0)          0.2          (4.9)          9.6         10.3
Provision for income taxes                                 0.5           0.4           0.2           1.4          4.3
                                                        ------        ------        ------        ------       ------
Net income (loss)                                         (1.5)%        (0.2)%        (5.1)%         8.2%         6.0%
                                                        ======        ======        ======        ======       ======

Pro forma data (unaudited)
Income (loss) before pro forma provision for
  income taxes                                            (1.0)%         0.2%         (4.9)%         9.6%        10.3%
Pro forma provision for income taxes                        --           0.1            --           3.8          4.4
                                                        ------        ------        ------        ------       ------
                                                          (1.0)%         0.1%         (4.9)%         5.8%         5.9%
                                                        ======        ======        ======        ======       ======

Years Ended December 31, 1999 and 1998

      Revenue, net. Revenue for 1999 was $174.9 million, an increase of 46.5% over revenue of $119.4 million for 1998. This increase in revenue for 1999 was generated primarily from the continued renewal and expansion of product detailing programs from existing clients and the expansion of our client base, as well as the increase in marketing research services provided by TVG. Net revenue excludes $8.9 million of costs (approximately 4.8% of gross revenue) incurred by us for which we received direct reimbursement from our clients.

      Program expenses. Program expenses for 1999 were $130.1 million, an increase of 48.1% over program expenses of $87.8 million for 1998. As a percentage of revenue, program expenses increased to 74.4% for 1999 from 73.6% for 1998. This increase is due to our fastest growing segment, product detailing, having lower gross profit margins, in general, than our other business segments. Program expenses exclude $8.9 million of costs incurred by us for which we received direct reimbursement from our clients.

      Compensation expense. Compensation expense for 1999 was $19.6 million compared to $15.8 million for 1998. As a percentage of revenue, compensation expense decreased to 11.2% for 1999 from 13.2% for 1998. This percentage decrease reflects the continued general, selling and administrative expense leverage that we have realized through our expansion. We expect to continue to invest in the staffing and related resources needed to manage future growth.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses were $9.4 million for 1999, an increase of 44.3% from other general, selling and administrative expenses of $6.5 million for 1998. As a percentage of revenue, other general, selling and administrative expenses decreased slightly to 5.4% for 1999 from 5.5% for 1998.

      Acquisition and related expenses. In 1999, we incurred $1.2 million of non-recurring acquisition and related expenses in connection with the acquisition of TVG which was accounted for as a pooling of interest. No such expenses were incurred in 1998. As a percentage of revenue, acquisition and related expenses were 0.7% in 1999.

      Operating income. Operating income for 1999 was $14.5 million, an increase of 56.4% from operating income of $9.3 million for 1998. As a percentage of revenue, operating income increased to 8.3% in 1999 from 7.7% in 1998.

      Other income, net. Other income, primarily net interest income, for 1999 was $3.5 million, compared to other income of $2.3 million for 1998. The increase was primarily due to the full year impact of the investment of the net proceeds of the IPO in May 1998, and the increase in net cash provided by operations for 1999.

      Pro forma net income. Pro forma net income for 1999 was $10.3 million, an increase of 48.5% from pro forma net income of $6.9 million for 1998. Pro forma net income for both periods assumes that we were taxed for Federal and state income tax purposes as a C corporation during both periods. The pro forma effective tax rate for 1999 was 42.8%, primarily as a result of the impact of $1.2 million of non-deductible acquisition and related expenses, compared to a pro forma effective tax rate for 1998 of 40.0%.

Years Ended December 31, 1998 and 1997

      Revenue. Revenue for 1998 was $119.4 million, an increase of 58.7% over revenue of $75.2 million for 1997. Revenue from product detailing programs for 1998 was $101.1 million, or 84.6% of total revenue. Revenue from product detailing programs for 1997 was $54.7 million, or 72.7% of total revenue.

      Program expenses. Program expenses for 1998 were $87.8 million, an increase of 57.3% over program expenses of $55.9 million for 1997. As a percentage of revenue, program expenses decreased to 73.6% for 1998 from 74.2% for 1997. Gross profit margins for both our product detailing programs and our marketing and promotion programs increased slightly in 1998 as compared to 1997.

      Compensation expense. Compensation expense for 1998 was $15.8 million compared to $12.0 million for 1997. As a percentage of revenue, compensation expense decreased to 13.2% for 1998 from 16.0% for 1997.

      Bonus to majority stockholder. In 1997, we paid a bonus of $2.2 million to our majority stockholder. No such bonus was paid in 1998.

      Stock grant expense. There were no compensatory stock grants in 1998. In 1997 we incurred a non-recurring, non-cash charge of $4.5 million relating to stock granted to Charles T. Saldarini, our president and chief executive officer.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses were $6.5 million for 1998, an increase of 37.8% from other general, selling and administrative expenses of $4.7 million for 1997. As a percentage of revenue, other general, selling and administrative expenses decreased to 5.5% for 1998 from 6.3% for 1997. This reduction is due, in part, to the fact that various services for which we had previously used outside consultants were performed by employees.

      Operating income/loss. Operating income for 1998 was $9.3 million, or 7.8% of revenues, compared to an operating loss for 1997 of $4.1 million. Before bonus to majority stockholder and stock grant expense, both of which were non-recurring expenses, operating income for 1997 was $2.6 million. Approximately $1.8 million of 1997's operating loss was attributable to costs associated with product detailing programs begun in 1997 that were expensed as incurred in the fourth quarter of 1997 while the revenue from those programs could not be recognized under our revenue recognition policies until the first quarter of 1998.

      Other income, net. Other income, primarily net interest income, for 1998 was $2.3 million, compared to other income of $0.4 million for 1997. The increase was primarily due to investment of the net proceeds of our initial public offering.

      Pro forma net income/loss. Pro forma net income for 1998 was $6.9 million compared to a pro forma net loss of $3.7 million for 1997. Pro forma net income/loss for both periods assumes that we were taxed for Federal and state income tax purposes as a C corporation with no tax benefit assumed for net operating loss carryforwards. The pro forma effective tax rate for 1998 is 40%.

Years Ended December 31, 1997 and 1996

      Revenue. Revenue for 1997 was $75.2 million, an increase of 53.3% over 1996 revenue of $49.1 million. Revenue from product detailing programs in 1997 was $54.7 million, or 72.7% of total revenue. Revenue from product detailing programs in 1996 was $33.0 million, or 67.3% of total revenue.

      Program expenses. Program expenses for 1997 were $55.9 million, an increase of 56.3% over program expenses of $35.7 million for 1996. As a percentage of revenue, program expenses increased to 74.2% for 1997 from 72.8% for 1996. This increase occurred because approximately $1.8 million of costs associated with product detailing programs begun in the first quarter of 1998 were expensed as incurred in the fourth quarter of 1997.

      Compensation expense. Compensation expense for 1997 was $12.0 million compared to $8.5 million for 1996. This increase was due to an increase in the number of management and administrative personnel in 1997 over the 1996 number necessitated by the expansion of our business. As a percentage of revenue, compensation expense was 16.0% for 1997 compared to 17.4% for 1996.

      Bonus to majority stockholder. Bonus to majority stockholder for 1997 was $2.2 million compared to $1.5 million for 1996.

      Stock grant expense. In the first quarter of 1997, the Company incurred a non-recurring, non-cash charge of $4.5 million related to stock issued to Charles T. Saldarini, our president and chief executive officer.

      Other general, selling and administrative expenses. Other general, selling and administrative expenses were $4.7 million for 1997, an increase of 35.3% over other general, selling and administrative expenses of $3.5 million for 1996. As a percentage of revenue, other general, selling and administrative expenses decreased to 6.3% for 1997 from 7.1% for 1996.

      Operating loss. Loss from operations for 1997 was $4.1 million compared to $0.2 million for 1996. Before bonus to majority stockholder and stock grant expense, operating income for 1997 was $2.6 million or 3.5% of revenue, compared to $1.3 million, or 2.7% of revenue, for 1996. Operating losses for 1997 were principally attributable to bonus to majority stockholder, stock grant expense and approximately $1.8 million of costs associated with programs begun in 1997 that were expensed as incurred in the fourth quarter of 1997 while the revenue from those programs could not be recognized under our revenue recognition policies until the first quarter of 1998.

      Other income, net. Other income, primarily net interest income, for 1997 was $0.4 million compared to other income of $0.3 million for 1996, due to the greater availability of funds for investment.

      Pro forma net income/loss. Pro forma net loss for 1997 was $3.7 million compared to pro forma net income of $0.1 million for 1996. Pro forma net income/loss for both periods assumes that we were taxed for Federal and state income tax purposes as a C corporation, with no tax benefits assumed for the net operating losses incurred in 1997 and 1996.

Liquidity and Capital Resources

      As of December 31, 1999 we had cash and cash equivalents of approximately $57.8 million and working capital of $53.1 million compared to cash and cash equivalents of approximately $57.0 million and working capital of $47.0 million at December 31, 1998.

      In May 1998, we completed our initial public offering. Net proceeds, after expenses, were approximately $46.4 million. Prior to the initial public offering our principal source of funds had been cash flow from operations. Immediately prior to our initial public offering, we declared a final distribution to our then existing stockholders of $5.8 million. The amount of the distribution reflected stockholders' equity at March 31, 1998 of $3.9 million and our earnings from April 1, 1998 to May 18, 1998. In addition, TVG distributed $0.3 million to its stockholders in 1998.

      For the year ended December 31, 1999, net cash provided from operating activities was $5.6 million, a decrease of $9.5 million from cash provided from operating activities of $15.1 million for the year ended December 31, 1998.

Net cash provided from operating activities has fluctuated and, we believe, will continue to fluctuate depending on a number of factors, including the number and size of programs and contract terms. These fluctuations may vary in size and direction each reporting period. The main components of cash provided from operating activities for the year ended December 31, 1999 were net income from operations of $10.4 million offset by net decreases of $6.6 million in "Other changes in assets and liabilities." The large increase in contract payments receivable of $19.1 million, and to a lesser extent, unearned contract revenue of $7.4 million, resulted from December billings to several clients for which we were initiating contract sales programs. For the year ended December 31, 1998, we generated approximately $15.0 million of net cash from operating activities compared to $3.6 million for 1997. The increase in cash provided from operating activities mainly results from $9.8 million in net income from operations. The remaining $5.2 million resulted from fluctuations in "Other changes in assets and liabilities," particularly the increase in accrued liabilities of $4.8 million, of which $3.8 million related to performance incentives.

      For the year ended December 31, 1999, net cash used in investing activities was $4.7 million, an increase of $1.4 million over net cash used in investing activities of $3.3 million for the same period in 1998. Net cash used in investing activities for the year ended December 31, 1999 consisted of $4.1 million paid in connection with the purchase of the ProtoCall business and $1.4 million in purchases of property and equipment, offset by the sale of $0.8 million in short-term investments. For the years ended December 31, 1998 and 1997, net cash used in investing activities was $3.4 million and $0.8 million, respectively. The primary use of such cash in the 1998 period was investments of $2.2 million in computer and networking equipment and in furniture and fixtures for our corporate headquarters. We also purchased $1.2 million in short-term investments.

      For the year ended December 31, 1999, net cash used in financing activities was $0.1 million, reflecting $0.7 million of distributions to the TVG S corporation stockholders, offset by $0.5 million in proceeds from the exercise of common stock options and $0.1 million in tax benefits relating to employee compensation programs. Net cash provided by financing activities for the year ended December 31, 1998 was $37.5 million. Net proceeds from our initial offering of $46.4 million, after expenses, were partially offset by a $5.8 million final distribution to our existing stockholders immediately prior to our initial public offering. For 1997, net cash provided by financing activities was $1.3 million as a result of a $1.3 million loan from the TVG stockholders. This loan was repaid in 1998.

      Capital expenditures during the period ended December 31, 1999 were $1.4 million and were funded out of cash generated from operations. Capital expenditures for 1998 were approximately $2.2 million, and were funded entirely through cash generated from operations. During 1997, our capital expenditures were $0.7 million.

      When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of December 31, 1999 and 1998, we had $17.7 million and $9.6 million, respectively, of unearned contract revenue and $2.3 million and $3.6 million, respectively, of unbilled costs and accrued profits. Substantially all deferred and unbilled costs and accrued profits are earned or billed, as the case may be, within 12 months of the end of the respective period.

      We believe that our cash flows from operations and existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Quarterly Results

      Our results of operations have varied, and are expected to continue to vary, from quarter-to-quarter. These fluctuations result from a number of factors including, among other things, the timing of commencement, completion or cancellation of major programs. Revenue, generally, is recognized as services are performed while program costs, other than training costs, are expensed as incurred. As a result, we may incur substantial expenses associated with staffing a new program during the first two to three months of a contract without recognizing any revenue under that contract. This could have an adverse impact on our operating results for the quarters in which those expenses are incurred. In the future, our revenue may also fluctuate as a result of a number of additional factors, including delays or costs associated with acquisitions, government regulatory initiatives and conditions in the healthcare industry generally. We believe that because of these fluctuations, quarterly comparisons of our financial results cannot be relied upon as an indication of future performance.

      The following table sets forth quarterly operating results for the eight quarters ended December 31, 1999.

                                                                           Quarter Ended
                                    ----------------------------------------------------------------------------------------------
                                     Mar 31,    Jun 30,     Sep 30,     Dec 31,       Mar 31,      Jun 30,     Sep 30,     Dec 31,
                                      1999       1999        1999        1999          1998         1998        1998        1998
                                    -------     -------     -------     -------       -------     --------     -------     -------
                                                                   (in thousands)
Revenue, net ....................   $40,312     $41,006     $43,125     $50,459       $27,532     $ 27,132     $28,840     $35,917
Program expenses ................    29,483      30,611      32,954      37,073        18,060       20,324      21,158      28,298
                                    -------     -------     -------     -------       -------     --------     -------     -------
Gross profit ....................    10,829      10,395      10,171      13,386         9,472        6,808       7,682       7,619
Compensation expense ............     4,725       4,326       4,582       5,978         3,867        3,824       4,198       3,890
Other general, selling and
  administrative expenses .......     1,851       1,969       2,095       3,533         1,168        1,384       1,829       2,165
Acquisition and related expenses         --       1,335         406        (495)           --           --          --          --
                                    -------     -------     -------     -------       -------     --------     -------     -------
Total general, selling and
  administrative expenses .......     6,576       7,630       7,083       9,016         5,035        5,208       6,027       6,055
                                    -------     -------     -------     -------       -------     --------     -------     -------
Operating income ................     4,253       2,765       3,088       4,370         4,437        1,600       1,655       1,564
Other income ....................       802         802         901         966           107          495         807         864
                                    -------     -------     -------     -------       -------     --------     -------     -------
Income before provision for taxes     5,055       3,567       3,989       5,336         4,544        2,095       2,462       2,428
Provision for income taxes ......     1,733       1,535       1,794       2,477            --           35         934         722
                                    -------     -------     -------     -------       -------     --------     -------     -------
Net income ......................     3,323       2,031       2,195       2,859         4,544        2,060       1,528       1,706
                                    =======     =======     =======     =======       =======     ========     =======     =======

Effect of New Accounting Pronouncements

      The Financial Accounting Standards Board released in June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Since we have not entered into transactions involving derivative instruments, we do not believe that the adoption of this new statement will have a material effect on our financial statements.

Year 2000 Compliance

      During 1999, we undertook a project addressing the Y2K issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Our project was divided into two sections; one section addressed our internal business systems; the other section addressed the business systems of our key business partners. Key business partners are those clients and vendors that have a material impact on our operations.

      The portion of the project that dealt with our internal business systems had six major phases:

      o     inventorying all Y2K items;

      o     prioritizing all Y2K items;

      o     assessing all Y2K items;

      o repairing or replacing all systems or hardware that are not Y2K compliant;

      o     testing repaired or replaced Y2K items; and

      o designing and implementing contingency plans for those systems that cannot be repaired or replaced by January 1, 2000.

      The portion of the project that dealt with the business systems of key business partners had three major phases:

      o     identifying all key business partners;

      o     evaluating the status of their Y2K compliance efforts; and

      o     determining alternatives and contingency plan requirements.

      All phases of both sections of our Y2K project were completed by November 30, 1999. Through March 1, 2000, all of our internal operations have functioned normally. There have been no disruptions in business activities and therefore we have not had to implement any contingency plans. Additionally, our key business partners appear to be operating normally. We have not been made aware of any Y2K contingency planning being implemented by our key business partners. However, we are continually monitoring our operations and that of our key business partners to ensure Y2K compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements and required financial statement schedules are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

      The following table sets forth the names, ages and positions of our directors, executive officers and key employees:

Name                         Age                  Position
----                         ---                  --------

John P. Dugan..............   64   Chairman of the board of directors and
                                   director of strategic planning
Charles T. Saldarini.......   36   President, chief executive officer and
                                   director
Bernard C. Boyle...........   55   Chief financial officer, executive vice
                                   president, secretary and treasurer
Steven K. Budd.............   43   Chief operating officer and executive vice
                                   president
Robert R. Higgins..........   57   Executive vice president--client programs
John M. Pietruski(1).......   66   Director
Jan Martens Vecsi(1).......   56   Director
Gerald J. Mossinghoff(1)...   64   Director

(1) Member of audit and compensation committees

      John P. Dugan is our founder, chairman of the board of directors and director of strategic planning. He served as our president from inception until January 1995 and as our chief executive officer from inception until November 1997. In 1972, Mr. Dugan founded Dugan Communications, a medical advertising agency that later became known as Dugan Farley Communications Associates Inc. and served as its president until 1990. We were a wholly-owned subsidiary of Dugan Farley in 1990 when Mr. Dugan became our sole stockholder. Mr. Dugan was a founder and served as the president of the Medical Advertising Agency Association from 1983 to 1984. Mr. Dugan also served on the board of directors of the Pharmaceutical Advertising Council (now known as the Healthcare Marketing Communications Council, Inc.) and was its president from 1985 to 1986. Mr. Dugan received an M.B.A. from Boston University in 1964.

      Charles T. Saldarini is our president and chief executive officer and a director. Mr. Saldarini became president in January 1995 and chief executive officer in November 1997. Prior to January 1995 Mr. Saldarini was our chief operating officer. Mr. Saldarini joined us in 1987 as a sales manager. Mr. Saldarini received an A.B. in political science from Syracuse University in 1985.

      Bernard C. Boyle has served as our chief financial officer and executive vice president since March 1997. In 1990, Mr. Boyle founded BCB Awareness, Inc., a firm that provided management advisory services, and served as its president until March 1997. During that period he was also a partner in Boyle & Palazzolo, Partners, an accounting firm. From 1982 through 1990 he served as controller and then chief financial officer and treasurer of William Douglas McAdams, Inc., an advertising agency. From 1966 through 1971, Mr. Boyle was employed by the national accounting firm of Coopers & Lybrand L.L.P. as supervisor/senior audit staff. Mr. Boyle received a B.B.A. in Accounting from Manhattan College in 1965 and an M.B.A. in corporate finance from New York University in 1972.

      Steven K. Budd joined us in April 1996 as vice president, account group sales. He became executive vice president in July 1997 and chief operating officer in January 1998. From April, 1995 through April 1996, Mr. Budd was an independent consultant. From January 1994 through April 1995, Mr. Budd was employed by Innovex, Inc., a competing CSO, as a director of new business development. From 1989 through December 1993, Mr. Budd was employed by Professional Detailing Network (now known as Nelson Professional Sales, a division of Nelson Communications, Inc.), a competing CSO, as a vice president with responsibility for building sales teams and developing marketing strategies. Mr. Budd received a B.A. in history and education from Susquehanna University in 1978.

      Robert R. Higgins became our executive vice president-client programs in October 1998. He joined us as a district sales manager in August 1996. From 1965 to 1995, Mr. Higgins was employed by Burroughs Wellcome Co., where he was responsible for building and managing sales teams and developing and implementing marketing strategies. After he left Burroughs Wellcome and before he joined us, Mr. Higgins was self-employed. Mr. Higgins received a B.S. in biology from Kansas State University in 1964, and an MBA from North Texas State University in 1971.

      Gerald J. Mossinghoff became a director in May 1998. Mr. Mossinghoff is a former Assistant Secretary of Commerce and Commissioner of Patents and Trademarks of the Department of Commerce (1981 to 1985) and served as President of Pharmaceutical Research and Manufacturers of America from 1985 to 1996. Since 1997 he has been senior counsel to the law firm of Oblon, Spivak, McClelland, Maier and Newstadt of Arlington, Virginia. Mr. Mossinghoff has been a visiting professor of Intellectual Property Law at the George Washington University Law School since 1997 and Adjunct Professor of Law at George Mason University School of Law since 1997. Mr. Mossinghoff served as United States Ambassador to the Diplomatic Conference on the Revision of the Paris Convention from 1982 to 1985 and as Chairman of the General Assembly of the United Nations World Intellectual Property Organization from 1983 to 1985. He is also a former Deputy General Counsel of the National Aeronautics and Space Administration (1976 to 1981). Mr. Mossinghoff received an electrical engineering degree from St. Louis University in 1957 and a juris doctor degree with honors from the George Washington University Law School in 1961. He is a member of the Order of the Coif and is a Fellow in the National Academy of Public Administration. He is the recipient of many honors, including NASA's Distinguished Service Medal and the Secretary of Commerce Award for Distinguished Public Service.

      John M. Pietruski became a director in May 1998. Since 1990 Mr. Pietruski has been the chairman of the board of Texas Biotechnology Corp., a pharmaceutical research and development company. He is a retired chairman of the board and chief executive officer of Sterling Drug Inc. where he was employed from 1977 until his retirement in 1988. Mr. Pietruski is a member of the boards of directors of Hershey Foods Corporation, GPU, Inc., and Lincoln National Corporation. Mr. Pietruski graduated Phi Beta Kappa with a B.S. in business administration with honors from Rutgers University in 1954 and currently serves as a regent of Concordia College.

      Jan Martens Vecsi became a director in May 1998. Ms. Vecsi is the sister-in-law of John P. Dugan, our chairman. Ms. Vecsi was employed by Citibank, N.A. from 1967 through 1996 when she retired. Starting in 1984 she served as the senior human resources officer and vice president of the Citibank Private Bank. Ms. Vecsi received a B.A. in psychology and elementary education from Immaculata College in 1965.

      Our board of directors is divided into three classes. Each year the stockholders elect the members of one of the three classes to a three-year term of office. Messrs. Saldarini and Pietruski serve in the class whose term expires in 2000; Messrs. Dugan and Mossinghoff serve in the class whose term expires in 2001; and Ms. Vecsi serves in the class whose term expires in 2002.

      Our board of directors has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls.

The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION

      Summary Compensation. The following table sets forth certain information concerning compensation paid for services in all capacities awarded to, earned by or paid to our chief executive officer and the other four most highly compensated executive officers during 1999 and 1998 whose aggregate compensation exceeded $100,000.

                                                                                                    Long-Term
                                                                                                  Compensation
                                                                  Annual Compensation               Shares of
                                                          -------------------------------------      Common
                                                                                      Other           Stock
                                                                                      Annual        Underlying    All Other
       Name and Principal Position                         Salary         Bonus    Compensation      Options     Compensation
       ---------------------------                        --------       -------   ------------   ------------   ------------
John P. Dugan
Chairman of the Board
    1999 ...........................................      $125,000       $   -0-     $ 11,760            -0-        $  -0-
    1998 ...........................................       125,000           -0-       18,994            -0-           -0-

Charles T. Saldarini
President and Chief Executive Officer
    1999 ...........................................       283,254       450,000        5,657            -0-         2,145
    1998 ...........................................       233,744       275,000        2,394            -0-           -0-

Steven K. Budd
Chief Operating Officer and Executive Vice President
    1999 ...........................................       182,053       300,000        2,229         25,000         3,524
    1998 ...........................................       168,678       178,000        2,302            -0-         3,373

Bernard C. Boyle
Chief Financial Officer, Executive Vice President,
  Secretary and Treasurer
    1999 ...........................................       167,975       257,400        3,350         20,000         3,256
    1998 ...........................................       155,833       165,000        4,170            -0-           825

Robert R. Higgins
Executive Vice President
    1999 ...........................................       125,567       104,625        1,977         15,000         2,396
    1998 ...........................................       101,186        45,000        2,104          7,500         1,373

      Option Grants. The following table sets forth certain information regarding options granted by us in 1999 to each of the executives named in the Summary Compensation Table.

                                                             Option Grants in Last Fiscal Year
                                  -----------------------------------------------------------------------------------------
                                                      Individual Grants                            Potential Realizable
                                  --------------------------------------------------------           Value at Assumed
                                   Number of      Percent of                                       Annual Rates of Stock
                                    Shares       Total Options                                      Price Appreciation
                                  Underlying       Granted        Exercise                          for OptionTerm (2)
                                   Options       to Employees       Price       Expiration       --------------------------
         Name                     Granted (1)   in Fiscal Year    ($/share)        Date             5%               10%
------------------------          -----------   --------------    ---------     ----------       --------        ----------
John P. Dugan ..........                --            --               --              --              --                --
Charles T. Saldarini....                --            --               --              --              --                --
Steven K. Budd .........            25,000          12.2%          $27.19        10/27/09        $427,452        $1,083,247
Bernard C. Boyle .......            20,000           9.8%          $27.19        10/27/09        $341,961        $  866,597
Robert R. Higgins ......            15,000           7.3%          $27.19        10/27/09        $256,471        $  649,948

----------
      (1) The options vest with respect to one-third of the shares of common stock covered by the options on each of October 28, 2000, 2001 and 2002.

      (2) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the options. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any appreciation in the price of the common stock from the date of grant to the date of this Form 10-K.

      Option Exercises and Year-End Option Values. The following table provides information with respect to options exercised by the Named Executive Officers during 1999 and the number and value of unexercised options held by the Named Executive Officers as of December 31, 1999.

    Aggregated Option Exercise in Last Fiscal Year and Year-End Option Values

                                                                 Number of Shares Underlying       Value of Unexercised In-the-
                                                                Unexercised Options at Fiscal        Money Options At Fiscal
                                                                         Year-End                           Year-End (1)
                      Shares Acquired                          ------------------------------    ---------------------------------
Name                   on Exercise (#)    Value Realized       Exercisable      Unexercisable    Exercisable         Unexercisable
----                   ---------------    --------------       -----------      -------------    -----------         -------------
John P. Dugan                 --                --                   --                --                --                  --
Charles T. Saldarini          --                --                   --                --                --                  --
Steven K. Budd                --                --               26,126            38,063          $740,084            $438,792
Bernard C. Boyle              --                --               13,661            29,331          $386,991            $319,314
Robert R. Higgins             --                --                2,500            20,000          $ 34,844            $110,938

----------
(1) For the purposes of this calculation, value is based upon the difference between the weighted average exercise price of the exercisable and unexercisable options and the stock price at December 31, 1999 of $29.9375 per share.

Employment Contracts

      In January 1998, we entered into an agreement with John P. Dugan providing for his appointment as chairman of the board and director of strategic planning. The agreement provides for an annual salary of $125,000, no cash bonuses and for participation in all executive benefit plans.

      As of April, 1998, we entered into an employment agreement with Charles T. Saldarini providing for his employment, as president and chief executive officer for a term expiring on February 28, 2003 subject to automatic one-year renewals unless either party gives written notice 180 days prior to the end of the then current term of the agreement. The agreement provides for an annual base salary of $275,000 and for participation in all executive benefit plans. The agreement also provides that Mr. Saldarini will be entitled to bonus and incentive compensation awards as determined by the compensation committee. Further, the agreement provides, among other things, that, if his employment is terminated without cause (as defined) or if Mr. Saldarini terminates his employment for good reason (as defined), we will pay him an amount equal to the salary which would have been payable over the unexpired term of his employment agreement.

      In March, 1998, we also entered into employment agreements with each of Messrs. Boyle and Budd, providing for Mr. Boyle's employment as chief financial officer and Mr. Budd's employment as chief operating officer. Mr. Boyle's agreement terminates on December 31, 2000 and Mr. Budd's agreement terminates on March 31, 2001. Each agreement is subject to automatic one-year renewals unless either party gives written notice 180 days prior to the end of the then current term of the agreement. The agreements provide for an annual base salary of $165,000 for Mr. Boyle and $178,605 for Mr. Budd and for their participation in all executive benefit plans. The agreements also provide that Messrs. Boyle and Budd are entitled to bonus and incentive compensation awards as determined by the compensation committee. Each agreement also provides, among other things, that, if we terminate the employee's employment without cause (as defined) or the employee terminates his employment for good reason (as defined), we will pay the employee an amount equal to the salary which would have been payable over the unexpired term of the employment agreement.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      None of the directors serving on the compensation committee of the board of directors is employed by us. In addition, none of our directors or executive officers is a director or executive officer of any other corporation that has a director or executive officer who is also a member of our board of directors.

1998 Stock Option Plan

      In order to attract and retain persons necessary for our success, in March 1998, our board of directors adopted our 1998 stock option plan reserving for issuance up to 750,000 shares. Officers, directors, key employees and consultants are eligible to receive incentive and/or non-qualified stock options under this plan. The plan, which has a term of ten years from the date of its adoption, is administered by the compensation committee. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options is determined by the compensation committee in its sole discretion. Incentive stock options granted under the plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

      At December 31, 1999, options for an aggregate of 632,834 shares were outstanding under the plan, including 64,189 granted to Steven Budd, our chief operating officer, 42,992 granted to Bernard Boyle, our chief financial officer, 22,500 granted to Robert Higgins, our executive vice president of client programs, and 11,250 granted to each of Gerald J. Mossinghoff, John M. Pietruski and Jan Martens Vecsi, our outside directors. In addition, as of December 31, 1999, options to purchase 33,653 shares of common stock had been exercised.

Compensation of Directors

      Each non-employee director receives an annual director's fee of $8,000, payable quarterly in arrears, plus $1,000 for each meeting attended in person and $150 for each meeting attended telephonically and reimbursement for travel costs and other out-of-pocket expenses incurred in attending each directors' meeting. In addition, committee members receive $200 for each committee meeting attended in person and $100 for each committee meeting attended telephonically. Under our stock option plan, each non-employee director is granted options to purchase 7,500 shares upon first being elected to our board of directors and options to purchase an additional 3,750 shares on the date of our annual meeting. All options have an exercise price equal to the fair market value of the common stock on the date of grant and vest one-third on the date of grant and one-third at the end of each subsequent year of service on the board.

401(k) Plan

      We maintain two 401(k) retirement plans intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. These 401(k) plans are defined contribution plans. Under one plan, we committed to make mandatory contributions to the 401(k) plan to match employee contributions up to a maximum of 2% of each participating employee's annual wages. Under the other 401(k) plan, we committed to match 100% of the first $1,250 contributed by each employee, 75% of the next $1,250, 50% of the next $1,250 and 25% of the next $1,250 contributed. In addition we can make discretionary contributions to this plan. Our contribution to the 401(k) plan for 1999 was approximately $879,000.

Limitation of Directors' Liability and Indemnification

      The Delaware General Corporation Law authorizes corporations to limit or eliminate the personal liability of directors of corporations and their stockholders for monetary damages for breach of directors' fiduciary duty of care. Our certificate of incorporation limits the liability of our directors to the fullest extent permitted by Delaware law.

      Our certificate of incorporation provides mandatory indemnification rights to any officer or director who, by reason of the fact that he or she is an officer or director, is involved in a legal proceeding of any nature. These indemnification rights include reimbursement for expenses incurred by an officer or director in advance of the final disposition of a legal proceeding in accordance with the applicable provisions of the DGCL. We have been informed that, in the opinion of the Securities and Exchange Commission, indemnification for liabilities under the Securities Act is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

      There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification by us is required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2000 by:

      o each person known to us to be the beneficial owner of more than 5% of our outstanding shares;
      o     each of our directors;
      o each executive officer named in the Summary Compensation Table above;
      o     all of our directors and executive officers as a group.

      Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder. The address for each of Messrs. Dugan and Saldarini is c/o Professional Detailing, Inc., 10 Mountainview Road, Upper Saddle River, New Jersey 07458.

                                                                         Number of Shares      Percentage of Shares
      Name and Address                                                  Beneficially Owned(1)   Beneficially Owned
      -------------------                                               ------------------     --------------------
      John P. Dugan .............................................            5,134,878                 37.8%
      Charles T. Saldarini ......................................              842,684                  6.2%
      Steven K. Budd ............................................               39,589(2)                *
      Bernard C. Boyle ..........................................               27,992(3)                *
      Robert Higgins ............................................                7,500(4)                *
      John M. Pietruski .........................................                8,250(5)                *
      Jan Martens Vecsi .........................................                6,250(6)                *
      Gerald J. Mossinghoff .....................................                6,250(6)                *
                                                                             ---------                 ----
      All Executive Officers and Directors as a group (8 persons)            6,073,393(7)              44.7%

      ----------
      *     Less than 1%.

      (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 7, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

      (2) Includes 39,189 shares issuable pursuant to options exercisable within 60 days of the date of this report.

      (3) Includes 22,992 shares issuable pursuant to options exercisable within 60 days of the date of this report.

      (4) Includes 2,500 shares issuable pursuant to options exercisable within 60 days of the date of this report.

      (5) Includes 6,250 shares issuable pursuant to options exercisable within 60 days of the date of this report.

      (6) Represents shares issuable pursuant to options exercisable within 60 days of the date of this report.

      (7) Includes 83,431 shares issuable pursuant to options exercisable within 60 days of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with our efforts to recruit sales representatives, we place advertisements in various print publications. These ads are placed on our behalf through Boomer & Son, Inc., which receives commissions from the publications. Prior to 1998, B&S was wholly-owned by John P. Dugan, our chairman of the board. At the end of 1997 Mr. Dugan transferred his interest in B&S to his son, Thomas Dugan, and daughter-in-law, Kathleen Dugan.

John P. Dugan is not actively involved in B&S; however, his son, Thomas Dugan, is active in B&S. For the year ended December 31, 1999 we purchased $2.0 million of advertising through B&S and B&S received commissions of approximately $316,000. All ads were placed at the stated rates set by the publications in which they appeared. In addition, we believe that the amounts paid to B&S were no less favorable than would be available in an arms-length negotiated transaction with an unaffiliated entity.

      Peter Dugan, the son of John P. Dugan, our chairman of the board, is employed by us as executive director of marketing. In 1999, compensation paid or accrued to Peter Dugan was $129,742.

      In May 1998, immediately prior to our initial public offering, we made a final cash distribution of $5.8 million to our then existing stockholders. This distribution reflected stockholders' equity as of March 31, 1998 plus our earnings from April 1, 1998 to May 18, 1998. No similar distributions have been made since and it is not anticipated that any will be made in the future.

      In April 1998, we loaned $1.4 million to our president and chief executive officer, Charles T. Saldarini. The proceeds of this loan were used by Mr. Saldarini to pay income taxes relating to his receipt of shares of common stock in January 1997. This loan is for a term of three years, bears interest at a rate equal to 5.4% per annum payable quarterly in arrears and is secured by a pledge of the shares held by Mr. Saldarini. In February 2000, Mr. Saldarini repaid this loan in full.

      In November 1998, we agreed to loan $250,000 to Steven Budd, our executive vice president and chief operating officer, in connection with his relocation and purchase of a primary residence. This loan is for a term of ten years, subject to acceleration upon termination of employment, bears interest at the rate of 5.5% per annum payable quarterly in arrears and is secured by a pledge of Mr. Budd's rights under his stock option agreement and any shares issuable thereunder. We funded $100,000 of this loan in November 1998 and the remainder in February 1999.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      Exhibits:
      --------

      Exhibit
        No.                                 Description
        ---                                 -----------

        3.1.            Certificate of Incorporation of Professional Detailing,
                          Inc.(1)
        3.2.            By-Laws of Professional Detailing, Inc.(1)
        4.1.            Specimen Certificate Representing the Common Stock(1)
       10.1.            Form of 1998 Stock Option Plan(1)
       10.2.            Office Lease between IB Brell, L.P. (Landlord) and
                          Professional Detailing, Inc. (Tenant) and amendment thereto(1)
       10.3.            Form of Employment Agreement between the Company and
                          Charles T. Saldarini(1)
       10.4.            Agreement between the Company and John P. Dugan(1)
       10.5.            Form of Employment Agreement between the Company and
                          Steven K. Budd(1)
       10.6.            Form of Employment Agreement between the Company and
                          Bernard C. Boyle(1)
       10.7.            Form of Loan Agreements between the Company and Charles
                          Saldarini (2)
       10.8.            Form of Loan Agreements between the Company and Steven
                          Budd (2)
       21.1.            Subsidiaries of the Registrant
       23.1.            Consent of PricewaterhouseCoopers LLP
       27.              Financial Data Schedule

      ----------
      (1) Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), and incorporated herein by reference.

      (2) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

      Reports on Form 8-K:

      We did not file any reports on Form 8-K during the Quarter ended December 31, 1999.

      Financial Statement Schedules:

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Upper Saddle River, State of New Jersey, on the 13th day of March, 2000.

                                   PROFESSIONAL DETAILING, INC.

                                           /s/ Charles T. Saldarini
                                           -----------------------------
                                           Charles T. Saldarini,
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities indicated and on the 13th day of March, 2000.

           Signature                                  Title
           ---------                                  -----


/s/ John P. Dugan                     Chairman of the Board of Directors
--------------------------------
  John P. Dugan


/s/ Charles T. Saldarini              President, Chief Executive Officer and
--------------------------------      Director
  Charles T. Saldarini

/s/ Bernard C. Boyle                  Chief Financial Officer (principal
--------------------------------      accounting and financial officer)
  Bernard C. Boyle


/s/ Gerald J. Mossinghoff             Director
--------------------------------
  Gerald J. Mossinghoff


/s/ John M. Pietruski                 Director
--------------------------------
  John M. Pietruski


/s/ Jan Martens Vecsi                 Director
--------------------------------
  Jan Martens Vecsi

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
PROFESSIONAL DETAILING, INC.

  Reports of Independent Accountants                                         F-2

  Consolidated Balance Sheets                                                F-4

  Consolidated Statements of Operations                                      F-5

  Consolidated Statements of Cash Flows                                      F-6

  Consolidated Statements of Stockholders' Equity                            F-7

  Notes to Consolidated Financial Statements                                 F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Professional Detailing, Inc.

In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Professional Detailing, Inc. and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the three years ended December 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of TVG, Inc. a wholly-owned subsidiary, which statements reflect total assets of $7,450,369 at December 31, 1998 and total revenues of $18,340,216 and $20,569,036 for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for TVG, Inc. is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

                                                     /s/: PricewaterhouseCoopers

January 26, 2000

Report of Independent Certified Public Accountants

Shareholders and Board of Directors
TVG, Inc.

      We have audited the accompanying balance sheets of TVG, Inc. (a Delaware corporation), as of December 31, 1998 and 1997, and the related statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the financial position of TVG, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Grant Thornton LLP
Philadelphia, Pennsylvania
February 3, 1999

                          PROFESSIONAL DETAILING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                   ---------------------------------
                                                                        1999                1998
                                                                   -------------       -------------
                           ASSETS
Current assets:
  Cash and cash equivalents .................................      $  57,787,334       $  56,989,233
  Short-term investments ....................................          1,677,317           2,422,111
  Contract payments receivable ..............................         28,940,944           8,426,029
  Unbilled costs and accrued profits on contracts in progress          2,257,400           3,578,341
  Deferred training .........................................            998,675           1,222,103
  Other current assets ......................................          2,438,511             771,135
  Deferred tax asset ........................................            352,312             368,400
                                                                   -------------       -------------
Total current assets ........................................         94,452,493          73,777,352
Net property, plant & equipment .............................          3,707,357           3,070,397
Other long-term assets ......................................          4,800,120             542,606
                                                                   -------------       -------------
Total assets ................................................      $ 102,959,970       $  77,390,355
                                                                   =============       =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................      $   6,033,665       $   1,311,648
  Payable to affiliate ......................................                 --              56,236
  Accrued incentives ........................................         10,361,480           7,590,954
  Accrued salaries and wages ................................          3,870,745           2,614,878
  Unearned contract revenue .................................         17,672,640           9,627,035
  Other accrued expenses ....................................          3,370,620           5,528,701
                                                                   -------------       -------------
Total current liabilities ...................................      $  41,309,150       $  26,729,452
                                                                   -------------       -------------
Long-term liabilities:
  Deferred tax liability ....................................            575,009              32,000
  Other long-term liabilities ...............................            256,176             263,455
                                                                   -------------       -------------
Total long-term liabilities .................................            831,185             295,455
                                                                   -------------       -------------
Total liabilities ...........................................      $  42,140,335       $  27,024,907
                                                                   -------------       -------------

Commitments and contingencies (note 15)

Stockholders' equity:
  Common stock, $.01 par value; 30,000,000 shares
    authorized; shares issued and outstanding,
    1999 - 11,975,097; 1998 - 12,334,963 ....................            119,751             123,350
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding ............                 --                  --
Additional paid-in capital ..................................         47,413,320          47,637,593
Retained earnings ...........................................         14,633,627           4,896,066
Accumulated other comprehensive income ......................             92,224               5,161
Treasury stock, at cost - 388,519 shares ....................                 --            (812,171)
Deferred compensation .......................................            (11,293)            (56,557)
Loan to officer .............................................         (1,427,994)         (1,427,994)
                                                                   -------------       -------------
Total stockholders' equity ..................................         60,819,635          50,365,448
                                                                   -------------       -------------
Total liabilities & stockholders' equity ....................      $ 102,959,970       $  77,390,355
                                                                   =============       =============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For The Year Ended December 31,
                                                                     ------------------------------------------------
                                                                         1999              1998              1997
                                                                     ------------      ------------      ------------
Revenue, net ..................................................      $174,901,822      $119,421,353      $ 75,243,022
Program expenses (including related party amounts of
   $2,023,700, $1,753,018 and $1,564,606 for the
   periods ended December 31, 1999, 1998 and 1997,
   respectively) ..............................................       130,121,314        87,840,355        55,854,196
                                                                     ------------      ------------      ------------
Gross profit ..................................................        44,780,508        31,580,998        19,388,826
                                                                     ------------      ------------      ------------
Compensation expense ..........................................        19,611,239        15,779,396        12,020,784
Bonus to majority shareholder .................................                --                --         2,243,000
Stock grant expense ...........................................                --                --         4,470,000
Other general, selling & administrative expenses ..............         9,447,484         6,545,971         4,748,888
Acquisition and related expenses ..............................         1,246,103                --                --
                                                                     ------------      ------------      ------------
Total general, selling & administrative expenses ..............        30,304,826        22,325,367        23,482,672
                                                                     ------------      ------------      ------------
Operating income (loss) .......................................        14,475,682         9,255,631        (4,093,846)
Other income, net .............................................         3,471,418         2,273,776           376,099
                                                                     ------------      ------------      ------------
Income (loss) before provision for taxes ......................        17,947,100        11,529,407        (3,717,747)
Provision for income taxes ....................................         7,539,539         1,691,181           125,973
                                                                     ------------      ------------      ------------
Net income (loss) .............................................      $ 10,407,561      $  9,838,226      $ (3,843,720)
                                                                     ============      ============      ============

Basic net income (loss) per share .............................      $       0.87      $       0.92      $      (0.44)
                                                                     ============      ============      ============
Diluted net income (loss) per share ...........................      $       0.86      $       0.91      $      (0.44)
                                                                     ============      ============      ============
Basic weighted average number of shares outstanding ...........        11,958,196        10,684,264         8,729,608
                                                                     ============      ============      ============
Diluted weighted average number of shares outstanding .........        12,167,321        10,813,928         8,729,608
                                                                     ============      ============      ============

Pro forma data (unaudited) (see note 18):
Income (loss) before provision for taxes, as reported .........      $ 17,947,100      $ 11,529,407      $ (3,717,747)
Pro forma provision for income tax ............................         7,677,281         4,611,763                --
                                                                     ------------      ------------      ------------
Pro forma net income (loss) ...................................      $ 10,269,819      $  6,917,644      $ (3,717,747)
                                                                     ============      ============      ============

Pro forma basic net income (loss) per share ...................      $       0.86      $       0.65      $      (0.43)
                                                                     ============      ============      ============
Pro forma diluted net income (loss) per share .................      $       0.84      $       0.64      $      (0.43)
                                                                     ============      ============      ============
Pro forma basic weighted average number of shares outstanding .        11,958,196        10,684,264         8,729,608
                                                                     ============      ============      ============
Pro forma diluted weighted average number of shares outstanding        12,167,321        10,813,928         8,729,608
                                                                     ============      ============      ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                         For The Year Ended December 31,
                                                                               --------------------------------------------------
                                                                                   1999               1998               1997
                                                                               ------------       ------------       ------------
Cash Flows From Operating Activities
Net income (loss) from operations .......................................      $ 10,407,561       $  9,838,226       $ (3,843,720)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation ......................................................         1,012,139            697,123            461,429
      Deferred rent and compensation ....................................            (7,279)          (106,017)           136,739
      Loss on disposal of equipment .....................................                --             87,517                 --
      Non-cash compensation expense - stock grant to officer ............                --                 --          4,050,000
      Non-cash compensation expense - stock options .....................            45,264             45,265             42,030
      Deferred taxes, net ...............................................           641,910           (336,400)           125,973
      Amortization of goodwill ..........................................           143,100                 --                 --
  Other changes in assets and liabilities, net of acquisitions:
      (Increase) decrease in contract payments receivable ...............       (19,070,892)        (1,749,656)           585,232
      Decrease (increase) in unbilled costs .............................         1,320,941            110,562         (1,796,860)
      Decrease (increase) in deferred training ..........................           223,428           (814,848)           (77,270)
      (Increase) in other current assets ................................        (1,658,337)          (406,167)          (230,421)
      (Increase) in other long-term assets ..............................          (469,070)          (542,606)                --
      Increase (decrease) in accounts payable ...........................         3,978,598            477,388            (52,527)
      Increase (decrease) in accrued liabilities ........................         3,959,759          4,792,301         (1,014,332)
      Increase in unearned contract revenue .............................         7,402,597            615,180          3,837,727
      (Decrease) increase in payable to affiliate .......................           (56,236)            56,236           (138,859)
      (Decrease) increase in other current liabilities ..................        (2,279,341)         2,452,815          1,513,212
      (Decrease) in other long-term liabilities .........................                --           (162,561)                --
                                                                               ------------       ------------       ------------
Net cash provided by operating activities ...............................         5,594,142         15,054,358          3,598,353
                                                                               ------------       ------------       ------------

Cash Flows From Investing Activities
      Sale (purchase) of short-term investments .........................           831,857         (1,189,511)          (317,542)
      Purchase of property and equipment ................................        (1,442,197)        (2,195,955)          (705,191)
      Repayments of advances from affiliate .............................                --             27,161            196,025
      Cash paid for acquisition .........................................        (4,100,000)                --                 --
                                                                               ------------       ------------       ------------
Net cash used in investing activities ...................................        (4,710,340)        (3,358,305)          (826,708)
                                                                               ------------       ------------       ------------

Cash Flows From Financing Activities
      Proceeds from issuance of note payable ............................                --                 --            100,000
      Payments on note payable ..........................................                --            (68,365)           (92,486)
      Distributions to S corporation stockholders .......................          (670,000)        (6,200,351)                --
      Net proceeds from issuance of common stock ........................           458,448         46,430,892                 --
      Tax benefit relating to employee compensation programs ............           125,851                 --                 --
      Purchase of treasury stock ........................................                --                 --           (134,050)
      Proceeds from sale of treasury stock ..............................                --                 --             27,285
      Loans from stockholders ...........................................                --         (1,284,633)         1,284,633
      Loan to stockholder ...............................................                --         (1,427,994)                --
      Repayments of stockholders loans ..................................                --             81,332            147,316
                                                                               ------------       ------------       ------------
Net cash (used in) provided by financing activities .....................           (85,701)        37,530,881          1,332,698
                                                                               ------------       ------------       ------------

Net increase in cash and cash equivalents ...............................           798,101         49,226,934          4,104,343
Cash and cash equivalents - beginning ...................................        56,989,233          7,762,299          3,657,956
                                                                               ------------       ------------       ------------
Cash and cash equivalents - ending ......................................      $ 57,787,334       $ 56,989,233       $  7,762,299
                                                                               ============       ============       ============

Cash paid for interest...................................................      $      3,868       $     29,131       $     43,612
                                                                               ============       ============       ============
Cash paid for taxes .....................................................      $  7,864,175       $  1,698,815       $     56,800
                                                                               ============       ============       ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Common Stock                  Treasury Stock           Additional
                                                          ----------------------------   ----------------------------     Paid in
                                                             Shares          Amount         Shares          Amount        Capital
                                                          ------------    ------------   ------------    ------------  ------------
Balance - December 31, 1996 ..........................       9,109,963      $ 91,100        368,978       $(766,686)   $  1,229,127

Net (loss) for the year ended December 31, 1997 ......
Unrealized investment holding gains, net .............

Comprehensive (loss) .................................
Purchase of treasury stock ...........................                                       57,589        (134,050)
Sale of treasury stock ...............................                                      (38,048)         88,565
Repayment of stockholder loan ........................
Stock grant ..........................................                                                                    4,050,000
Deferred compensation - stock options ................                                                                      143,852
                                                          ------------      --------        -------       ---------    ------------
Balance - December 31, 1997 ..........................       9,109,963        91,100        388,519        (812,171)      5,422,979
                                                          ------------      --------        -------       ---------    ------------

Net income for the year ended December 31, 1998 ......
Unrealized investment holding (losses), net ..........

Comprehensive (loss) .................................
Issuance of common stock .............................       3,225,000        32,250                                     46,398,642
Stockholders' distribution ...........................                                                                   (4,184,028)
Amortization of deferred compensation expense ........
Loan to officer ......................................
                                                          ------------      --------        -------       ---------    ------------
Balance - December 31, 1998 ..........................      12,334,963       123,350        388,519        (812,171)      47,637,59
                                                          ------------      --------        -------       ---------    ------------

Net income for the year ended December 31, 1999 ......
Unrealized investment holding gains, net .............

Comprehensive income .................................
Exercise of common stock options .....................          28,653           286                                        458,162
Retirement of TVG treasury shares ....................        (388,519)       (3,885)      (388,319)        812,171        (808,286)
Amortization of deferred compensation expense ........
Stockholders' distribution ...........................
Tax benefit relating to employee compensation programs                                                                      125,851
                                                          ------------      --------        -------       ---------    ------------
Balance - December 31, 1999 ..........................      11,975,097      $119,751             --       $      --    $ 47,413,320
                                                          ============      ========        =======       =========    ============

                                                                           Accumulated
                                                          Retained          Other
                                                          Earnings       Comprehensive    Deferred       Loan to
                                                          (Deficit)      Income (Loss)  Compensation     Officer          Total
                                                         ------------    ------------   ------------   ------------    ------------
Balance - December 31, 1996 ..........................   $    917,883    $     (6,927)  $         --   $   (167,368)   $  1,297,129

Net (loss) for the year ended December 31, 1997 ......     (3,843,720)                                                   (3,843,720)
Unrealized investment holding gains, net .............                         61,454                                        61,454
                                                                                                                       ------------
Comprehensive (loss) .................................                                                                   (3,782,266)
Purchase of treasury stock ...........................                                                                     (134,050)
Sale of treasury stock ...............................                                                       75,696         164,261
Repayment of stockholder loan ........................                                                       10,340          10,340
Stock grant ..........................................                                                                    4,050,000
Deferred compensation - stock options ................                                      (101,822)                        42,030
                                                         ------------    ------------   ------------   ------------    ------------
Balance - December 31, 1997 ..........................     (2,925,837)         54,527       (101,822)       (81,332)      1,647,444
                                                         ------------    ------------   ------------   ------------    ------------

Net income for the year ended December 31, 1998 ......      9,838,226                                                     9,838,226
Unrealized investment holding (losses), net ..........                        (49,366)                                      (49,366)
                                                                                                                       ------------
Comprehensive (loss) .................................                                                                    9,788,860
Issuance of common stock .............................                                                                   46,430,892
Stockholders' distribution ...........................     (2,016,323)                                                   (6,200,351)
Amortization of deferred compensation expense ........                                        45,265                         45,265
Loan to officer ......................................                                                   (1,346,662)     (1,346,662)
                                                         ------------    ------------   ------------   ------------    ------------
Balance - December 31, 1998 ..........................      4,896,066           5,161        (56,557)    (1,427,994)     50,365,448
                                                         ------------    ------------   ------------   ------------    ------------

Net income for the year ended December 31, 1999 ......     10,407,561                                                    10,407,561
Unrealized investment holding gains, net .............                         87,063                                        87,063
                                                                                                                       ------------
Comprehensive income .................................                                                                   10,494,624
Exercise of common stock options .....................                                                                      458,448
Retirement of TVG treasury shares ....................                                                                           --
Amortization of deferred compensation expense ........                                        45,264                         45,264
Stockholders' distribution ...........................       (670,000)                                                     (670,000)
Tax benefit relating to employee compensation programs                                                                      125,851
                                                         ------------    ------------   ------------   ------------    ------------
Balance - December 31, 1999 ..........................   $ 14,633,627    $     92,224   $    (11,293)  $ (1,427,994)   $ 60,819,635
                                                         ============    ============   ============   ============    ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

Nature of Business

      Professional Detailing, Inc. ("PDI" and, together with its wholly owned subsidiaries, the "Company") is a leading and rapidly growing contract sales organization, providing customized product detailing programs and other marketing and promotion services to the United States pharmaceutical industry.

Principles of Consolidation

      The consolidated financial statements include accounts of PDI and its wholly owned subsidiaries, TVG, Inc. ("TVG") and ProtoCall, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates include accrued incentives payable to employees.

Revenue Recognition

      The Company uses a variety of contract structures with its clients. Product detailing contracts generally are for a term of one year, although some contracts have a two-year term. Generally, contracts provide for a fee to be paid to the Company based on its ability to deliver a specified package of services. In the case of product detailing programs, PDI may also be entitled to additional fees based upon the success of the program and/or subject to penalties for failing to meet stated performance benchmarks. Performance benchmarks usually are a minimum number of sales representatives or minimum number of calls. PDI's contracts also usually provide that it is entitled to a fee for each sales representative hired by the client during or at the conclusion of a program.

      Most contracts may be terminated by the client for any reason on 30 to 90 days notice. Many of PDI's contracts provide for the client to pay PDI a termination fee if a contract is terminated without cause. These penalties may not act as an adequate deterrent to the termination of any contract and may not offset the revenue which PDI could have earned under the contract had it not been terminated and it may not be sufficient to reimburse PDI for the costs which it may incur as a result of its termination. Contracts may also be terminated for cause if PDI fails to meet stated performance benchmarks. The loss or termination of a large contract or of multiple contracts could adversely affect PDI's future revenue and profitability. To date, no programs have been terminated for cause.

      Revenue is earned primarily by performing services under contracts and is recognized as the services are performed and the right to receive payment for such services is assured. In the case of contracts relating to product detailing programs, revenue is recognized net of any potential penalties until the performance criteria eliminating the penalties have been achieved. Bonus and other performance incentives as well as termination payments are recognized as revenue in the period earned and when payment of the bonus, incentive or other payment is assured.

      Program expenses consist primarily of the costs associated with the execution of product detailing programs or other marketing and promotional services identified in the contract. Program expenses include all personnel costs and other costs, including facility rental fees, honoraria and travel expenses, associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, managers and professional staff who are directly responsible for the rendering of services in connection with a particular program. Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All

                          PROFESSIONAL DETAILING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. Nature of Business and Significant Accounting Policies - (Continued)

personnel costs and initial direct program costs, other than training costs, are expensed as incurred. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly render the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of (i) the life of the contract to which they relate or (ii) 12 months. Expenses that are directly reimbursable are netted for income statement purposes.

Fair Value of Financial Instruments

      The book values of cash and cash equivalents, contract payments receivable, accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.

Unbilled Costs and Accrued Profits and Unearned Contract Revenue

      In general, contractual provisions, including predetermined payment schedules or submission of appropriate billing detail, establish the prerequisites for billings. Unbilled costs and accrued profits arise when services have been rendered and payment is assured but clients have not been billed. These amounts are classified as a current asset. Normally, in the case of product detailing contracts, the clients agree to pay PDI a portion of the fee due under a contract in advance of performance of services because of large recruiting and employee development costs associated with the beginning of a contract. The excess of amounts billed over revenue recognized represents unearned contract revenue, which is classified as a current liability.

Cash and Cash Equivalents

      Cash and cash equivalents consist of unrestricted cash accounts, highly liquid investment instruments and certificates of deposit with a maturity of three months or less at the date of purchase.

Available-for-Sale Securities

      Available-for-sale securities are valued at fair market value and are classified as short-term. For the purposes of determining gross realized gains and losses the cost of securities sold is based upon specific identification. Any unrealized holding gains or losses are recorded as a separate component of stockholders' equity as accumulated other comprehensive income.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. The estimated useful lives of asset classifications are five to ten years for furniture and fixtures and three to seven years for office equipment and computer equipment. Depreciation is computed using the straight-line method, and the cost of leasehold improvements is amortized over the shorter of the estimated service lives or the terms of the related leases. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations.

                          PROFESSIONAL DETAILING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. Nature of Business and Significant Accounting Policies - (Continued)

Stock-Based Compensation

      Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" allows companies a choice of measuring employee stock-based compensation expense based on either the fair value method of accounting or the intrinsic value approach under APB Opinion No. 25. The Company has elected to measure compensation expense based upon the intrinsic value approach under APB Opinion No. 25.

Advertising

      The Company recognizes advertising costs as incurred. The total amounts charged to advertising expense were $266,548, $239,996 and $317,514 for the years ended December 31, 1999, 1998 and 1997, respectively.

2. Initial Public Offering of Common Stock

      In May 1998, the Company completed its initial public offering (the "IPO") of 3,220,000 shares of common stock (including 420,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price per share of $16.00. Net proceeds to the Company after expenses of the IPO were approximately $46.4 million. The Company made a distribution of $5.8 million to the S corporation stockholders, representing stockholders' equity of the Company as of March 31, 1998, plus the earnings of the Company from April 1, 1998 to May 18, 1998.

      In connection with the IPO, the Company has reincorporated in Delaware. To effect such reincorporation, on May 15, 1998, Professional Detailing, Inc., a New Jersey corporation (the "New Jersey Entity") merged with and into Professional Detailing, Inc., a Delaware corporation (the "Delaware Entity"). As a result of the merger, the former stockholders of the New Jersey Entity owned 7,464,562 shares of the Delaware Entity's common stock which shares constituted all of the issued and outstanding shares of common stock of the Delaware Entity prior to the IPO. In addition, outstanding options to purchase common stock of the New Jersey Entity converted into 67,181 options to purchase shares of common stock of the Delaware Entity at $1.61 per share. The conversion of shares and options related to the merger has been retroactively reflected in the Company's consolidated financial statements.

3. Acquisitions

      On May 12, 1999, PDI and TVG signed a definitive agreement pursuant to which PDI acquired 100% of the capital stock of TVG in a merger transaction. In connection with the transaction, PDI issued 1,256,882 shares of common stock in exchange for the outstanding shares of TVG. The acquisition has been accounted for as a pooling of interest and, accordingly, all periods presented in the accompanying consolidated financial statements have been restated to include the accounts and operations of TVG.

                          PROFESSIONAL DETAILING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. Acquisitions - (Continued)

      The results of operations previously reported by separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                              Three Months          Years Ended December 31,
                                 Ended          -------------------------------
                             March 31, 1999         1998               1997
                              ------------      ------------       ------------
Revenue:
  PDI .................       $ 36,013,617      $101,081,137       $ 54,673,986
  TVG .................          5,730,771        18,340,216         20,569,036
                              ------------      ------------       ------------
  Combined ............       $ 41,744,388      $119,421,353       $ 75,243,022
                              ============      ============       ============

Net income (loss):
  PDI .................       $  2,696,097      $  9,491,928       $ (4,151,883)
  TVG .................            625,482           346,298            308,163
                              ------------      ------------       ------------
  Combined ............       $  3,321,579      $  9,838,226       $ (3,843,720)
                              ============      ============       ============

      In August 1999, the Company, through its wholly-owned subsidiary, ProtoCall, Inc. ("ProtoCall"), acquired substantially all of the operating assets of ProtoCall, LLC, a leading provider of syndicated contract sales services to the United States pharmaceutical industry. The purchase price was $4.5 million (of which $4.1 million was paid at closing) plus up to an additional $3.0 million in contingent payments payable during 2000 if ProtoCall achieves defined performance benchmarks. This acquisition was accounted for as a purchase. In connection with this transaction, the Company recorded $4.3 million in goodwill (included in other long-term assets) which is being amortized over a period of 10 years.

4. Historical and Pro Forma Basic and Diluted Net Income/Loss Per Share

      Historical and pro forma basic and diluted net income/loss per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the year ended December 31, 1999 and 1998 is as follows:

                                                             Years Ended December 31,
                                                               1999            1998
                                                            ----------      ----------
      Basic weighted average number of common
        shares outstanding ...........................      11,958,196      10,684,264
      Dilutive effect of stock options ...............         209,125         129,664
                                                            ----------      ----------

      Diluted weighted average number of common shares
        outstanding ..................................      12,167,321      10,813,928
                                                            ==========      ==========

      At December 31, 1999, outstanding options to purchase 34,562 shares of common stock with an exercise price of $29.88 per share have not been included in the 1999 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive.

      At December 31, 1997, outstanding options to purchase 67,181 shares of common stock with an exercise price of $1.61 per share have not been included in the 1997 computation of historical and pro forma diluted net loss per share because to do so would have been antidilutive.

                          PROFESSIONAL DETAILING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

5. Short-Term Investments

      Short-term investments of $1,677,317 at December 31, 1999 consisted of investments classified as available for sale securities. At December 31, 1998, short-term investments of $2,422,111 included $1,422,111 of investments classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income.

6. Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                             December 31,
                                                      --------------------------
                                                         1999            1998
                                                      ----------      ----------
Furniture and fixtures                                $1,338,773      $1,191,264
Office equipment                                       1,962,306       2,007,070
Computer equipment                                     3,945,104       2,536,623
Leasehold improvements                                   891,915         519,887
                                                      ----------      ----------
  Total property, plant and equipment                  8,138,098       6,254,844

Less accumulated depreciation and amortization         4,430,741       3,184,447
                                                      ----------      ----------

  Property, plant and equipment, net                  $3,707,357      $3,070,397
                                                      ==========      ==========

7. Operating Leases

      The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases which expire at various dates through 2004. Lease expense under these agreements for the twelve months ended December 31, 1999 was $6,465,328, of which $5,118,659 related to automobiles leased for employees for a term of one year from the date of delivery. In the fourth quarter of 1998, the Company instituted a leasing program providing most field representatives with an automobile.

      Lease expense under facilities and equipment agreements for the twelve months ended 1998 and 1997 were $1,260,509 and $780,410, respectively. The Company entered into a new facilities lease in May 1998 for a term that expires in the fourth quarter of 2004, with an option to extend for an additional five years, for the premises which house its corporate headquarters. TVG's office lease is for seven years and commenced in August 1993. The Company records lease expense on a straight line basis over the lease term.

      As of December 31, 1999, the aggregate minimum future rental payments required by operating leases with initial or remaining lease terms exceeding one year are as follows:

2000............................................................     $1,499,333
2001............................................................        972,949
2002............................................................        909,263
2003............................................................        797,632
2004............................................................        726,724
                                                                     ----------

Total...........................................................     $4,905,901
                                                                     ==========

                          PROFESSIONAL DETAILING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8. Significant Customers

      During 1999, 1998 and 1997, the Company had several significant customers for which it provided services under specific contractual arrangements. The following sets forth the revenue generated by customers who accounted for more than 10% of the Company's revenue during each of the periods presented.

                                               Years Ended December 31,
                                      ------------------------------------------
      Customers                          1999           1998            1997
      ---------                       -----------    -----------     -----------

         A........................    $52,359,391    $25,272,009     $12,138,999
         B........................     38,100,930     31,576,256      14,831,507
         C........................     33,780,905     32,007,807      14,998,321

      At December 31, 1999 and 1998, these customers represented 63.4% and 70.8%, respectively, of the aggregate of outstanding receivables and unbilled services. The loss of any one of the foregoing customers could have a material adverse effect on the Company's financial position, results of operations or cash flows.

9. Borrowings

      As of December 31, 1998, the Company had a $500,000 line of credit from a bank under which interest was payable monthly on the outstanding balance at a floating rate equal to 1% above the prime rate. The line of credit was collateralized by a lien on all of the assets of the Company. In addition, if the Company were to draw on such line, it would have been subject to certain restrictive financial covenants and other customary provisions found in commercial loan documentation. The commitment fee associated with the line was immaterial. This line of credit terminated in February 1999.

      The Company also had a $1,000,000 revolving credit facility that expired on May 31, 1999. The facility provided for available stand by letters of credit up to $1,000,000. Interest was at a rate approximating the prime rate and the facility required a commitment fee of 1/4% or required the Company to maintain a compensating balance of $75,000. The agreement also required the Company to maintain certain financial covenants customarily found in commercial loan documentation.

10. Related Party Transactions

      The Company purchased certain print advertising for initial recruitment of representatives through a company that is wholly-owned by family members of the Company's majority stockholder. The net amounts charged to the Company for these purchases amounted to $2,023,700, $1,753,018 and $1,564,606 for the years ended December 31, 1999, 1998 and 1997. As of December 31, 1998, the Company had amounts payable to the affiliate of $56,236. Additionally, the Company also provided administrative services to this affiliate during the first six months of 1998.

11. Income Taxes

      PDI was treated as an S corporation for Federal and state income tax purposes until its initial public offering in May 1998. TVG was treated as an S corporation in 1997, 1998 and through the time of merger with PDI in May 1999. Consequently, during the periods in which TVG and PDI were treated as S corporations, they were not subject to Federal income taxes. In addition, they were not subject to state income tax at the regular corporate rates.

                          PROFESSIONAL DETAILING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. Income Taxes - (Continued)

      The provisions for income taxes for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                       1999            1998              1997
                                   -----------     -----------       -----------
Current:
  Federal ......................   $ 6,027,282     $ 1,630,919       $        --
  State ........................       870,343         396,662                --
                                   -----------     -----------       -----------
Total current ..................     6,897,625       2,027,581                --
Deferred .......................       641,910        (336,400)          125,973
                                   -----------     -----------       -----------
Provision for income taxes .....   $ 7,539,535     $ 1,691,181       $   125,973
                                   ===========     ===========       ===========

      Effective January 1, 1997, TVG changed its tax status from a C corporation to an S corporation. Accordingly, a deferred tax asset as of December 31, 1996 of $125,973 was eliminated in 1997 through the deferred tax provision.

      A reconciliation of the difference between the Federal statutory tax rates and the Company's effective tax rate is as follows:

                                                    1999          1998          1997
                                                   ------        ------        ------
Federal statutory rate ......................        35.0%         34.0%         34.0%
State income tax rate, net of Federal benefit         4.1           4.0            --
Effect of S corporation status ..............        (1.6)        (24.0)        (34.0)
Non-deductible acquisition expenses .........         2.4            --            --
Other .......................................         2.1           0.7          (3.4)
                                                   ------        ------        ------

Effective tax rate ..........................        42.0%         14.7%         (3.4)%
                                                   ======        ======        ======

12. Preferred Stock

      The Company's board of directors is authorized to issue, from time to time, up to 5,000,000 shares of preferred stock in one or more series. The board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series. As of each of December 31, 1999 and 1998, there were no issued and outstanding shares of preferred stock.

13. Loans to Stockholders/Officers

      The Company loaned $1.4 million to its President and Chief Executive Officer, Charles T. Saldarini in April 1998. The proceeds of this loan were used by Mr. Saldarini to pay income taxes relating to his receipt of shares of common stock. Such loan is for a term of three years, bears interest at a rate equal to 5.4% per annum payable quarterly in arrears and is secured by a pledge of the shares of common stock held by Mr. Saldarini. This loan was repaid by Mr. Saldarini in February 2000.

      In November 1998, the Company agreed to lend $250,000 to an executive officer of which $100,000 was funded in November 1998, and the remaining $150,000 was funded in February 1999. This amount was recorded in other long-term assets. Such loan is payable on December 31, 2008, bears interest at a rate of 5.5% per annum, payable quarterly in arrears.

                          PROFESSIONAL DETAILING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

14. Retirement Plans

      In 1999, 1998 and 1997, the Company provided its employees with two qualified profit sharing plans with 401(k) features. Under one plan, the Company expensed contributions of $533,098, $310,248 and $172,310 for the years ended December 31, 1999, 1998 and 1997, respectively. Effective January 1, 1997, the Company committed to make mandatory contributions to this 401(k) plan. This commitment requires contributions from the Company each year equal to 100% of the amount contributed by each employee up to 2% of the employee's wages. Any additional contribution to this plan is at the discretion of the Company.

      Under the other 401(k) plan, the Company expensed contributions of $345,669, $346,419 and $410,351 for the years ended December 31, 1999, 1998 and
1997, respectively. Effective January 1, 1998, the Company matched 100% of the first $1,250 contributed by each employee, 75% of the next $1,250, 50% of the next $1,250 and 25% of the next $1,250 contributed. In addition the Company can make discretionary contributions.

      In 1995, TVG established a deferred compensation plan (the "Plan") covering full-time employees who meet certain eligibility criteria as defined in the Plan. Participants become eligible to receive distributions from the Plan equal to 25% of their net balance after receiving three annual contribution pledges. Upon retirement from the Company or death, the participant or their beneficiaries receive the remaining balance in four equal annual installments. All forfeitures and interest are credited to the Company. Compensation expense recognized in 1999, 1998 and 1997 related to the Plan was $79,113, $260,009 and $195,996, respectively. This plan was terminated upon the acquisition of TVG on May 12, 1999.

15. Commitments and Contingencies

      PDI is engaged in the business of detailing pharmaceutical products. Such activities could expose the Company to risk of liability for personal injury or death to persons using such products, although the Company does not commercially market or sell the products to end users. While the Company has not been subject to any claims or incurred any liabilities due to such claims, there can be no assurance that substantial claims or liabilities will not arise in the future. The Company seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

                          PROFESSIONAL DETAILING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

15. Commitments and Contingencies - (Continued)

      From time to time the Company is involved in litigation incidental to its business. The Company is not currently a party to any pending litigation which, if decided adversely to the Company, would have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

16. Stock Grant

      In January 1997, the Company issued 1,119,684 shares of its common stock to its President and Chief Executive Officer. As a result, Mr. Saldarini owned 15.0% of the Company's outstanding shares of common stock at that time. The Company has treated these shares as outstanding for all periods.

      This grant of stock was in consideration of services performed on behalf of the Company. The value of the shares, as determined by Hempstead & Co. Incorporated, independent valuation experts, was $4,050,000. Such valuation was prepared utilizing standard valuation techniques used to value businesses including discounted cash flow and comparable transactions. The Company recognized $4,470,000 in compensation and related expenses in the first quarter of 1997. Such expenses include a reserve for taxes related to such grant.

17. Stock Option Plan

      In March 1998, the Board of Directors of the Company adopted its 1998 Stock Option Plan (the "1998 Plan") which reserves for issuance up to 750,000 shares of its common stock, pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. The 1998 Plan, which has a term of ten years from the date of its adoption, is administered by a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options is determined by the committee, in its sole discretion. Incentive stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 1998 Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. Options are exercisable either at the date of grant or in ratable installments over a period from one to three years. In January 1997, the Company adopted its 1997 Stock Option Plan (the "1997 Plan"). In March 1998, the 1997 Plan was incorporated into the 1998 Plan.

      The activity for the 1998 Plan during the years ended December 31, 1997, 1998 and 1999 is set forth in the table below:

                                                             Exercise         Weighted
                                                Number         price           average
                                              of shares      per share      exercise price
                                              ---------     ------------    --------------
Options outstanding at December 31, 1996            --                --             --
Granted                                         67,181      $       1.61       $   1.61
Exercised                                           --                --             --
Terminated                                          --                --             --
---------------------------------------------------------------------------------------

Options outstanding at December 31, 1997        67,181      $       1.61       $   1.61
Granted                                        367,668             16.00          16.00
Exercised                                       (5,000)             1.61           1.61
Terminated                                      (6,331)            16.00          16.00
---------------------------------------------------------------------------------------

Options outstanding at December 31, 1998       423,518      $ 1.61-16.00       $  13.89
Granted                                        252,712       27.00-29.88          27.58
Exercised                                      (28,653)            16.00          16.00
Terminated                                     (14,743)      16.00-29.88          18.64
---------------------------------------------------------------------------------------
Options outstanding at December 31, 1999       632,834       $1.61-29.88       $  19.15
=======================================================================================

                          PROFESSIONAL DETAILING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

17. Stock Option Plan - (Continued)

      During 1997, there were two grants of stock options to officers of the Company, one in January for 39,189 shares at an exercise price of $1.61 and one in March for 27,992 shares at an exercise price of $1.61. In connection with the grant of such options, the Company will amortize $143,852 of compensation expense over the expected vesting period. The options vest as follows: one-third became exercisable on the date of the IPO (the "Initial Exercise Date"), another third shall become exercisable on the first anniversary of the Initial Exercise Date and the final third become exercisable on the second anniversary of the Initial Exercise Date. Compensation expense of $45,264, $45,265 and $42,030 was recognized for the years ended December 31, 1999, 1998 and 1997, respectively. All other grants of stock options were at a price not less than the fair market value on the date of grant, and, therefore the Company will not recognize any compensation expense related to those options.

      The following table summarizes information about stock options outstanding at December 31, 1999:

                  Options Outstanding                Options Exercisable
      ------------------------------------------    ----------------------
         Exercise        Number      Remaining        Number
          price        of options    contractual     of options   Exercise
        per share     outstanding   life (years)    exercisable    price
        ---------     -----------   ------------    -----------   --------
      $      1.61        62,181         6.0            39,787      $ 1.61
            16.00       320,741         8.4            97,212       16.00
            27.00        11,250         9.4             3,750       27.00
            27.19       204,100         9.8                --       27.19
            29.88        34,562         9.6                --       29.88
      ------------------------------------------    ----------------------
      $1.61-29.88       632,834         8.7           140,749      $12.23
      ==========================================    ======================

      Had compensation cost for the Company's stock option grants been determined for awards consistent with the fair value approach of SFAS No. 123, "Accounting for Stock Based Compensation," which requires recognition of compensation cost ratably over the vesting period of the underlying instruments, the Company's pro forma net income (loss) and pro forma basic and diluted net income (loss) per share would have been adjusted to the amounts indicated below:

                                                                              As of December 31,
                                                                 -------------------------------------------
                                                                    1999             1998             1997
                                                                 -----------      ----------     -----------
Pro forma net income (loss) - as reported .................      $10,269,819      $6,917,644     $(3,717,747)
Pro forma net income (loss) - as adjusted .................      $ 9,622,593      $6,432,326     $(3,768,029)
Pro forma basic income (loss) per share - as reported .....      $      0.86      $     0.65     $     (0.43)
Pro forma basic net income (loss) per share - as adjusted .      $      0.80      $     0.60     $     (0.43)
Pro forma diluted net income (loss) per share - as reported      $      0.84      $     0.64     $     (0.43)
Pro forma diluted net income (loss) per share - as adjusted      $      0.79      $     0.59     $     (0.43)

      Compensation cost for the determination of Pro forma net income (loss) - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, and the following assumptions: (i) risk free interest rate of 6.21%, 5.62% and 6.27% at December 31, 1999, 1998 and 1997, respectively;
(ii) expected life of 5 years for 1999, 1998 and 1997; (iii) expected dividends
- $0 for the years ended December 31, 1999, 1998 and 1997; and (iv) volatility - 60% for 1999 and 1998 and 0% for 1997. The weighted average fair value of options granted during 1999, 1998 and 1997 was $15.78, $9.63 and $2.56, respectively.

18. Pro Forma Information (unaudited)
Pro Forma Provision for (Benefit From) Income Tax

      The accompanying financial statements reflect a provision for income taxes on a pro forma basis as if the Company were subject to Federal and state income taxes throughout the years presented. The pro forma income tax rate of 40% is based upon the statutory rates in effect for C corporations for the periods presented, with no tax benefits assumed for the net operating losses in 1997. The pro forma adjustment for income taxes for the year ended December 31, 1999 also reflects the non-deductibility of certain acquisition related costs.

                          PROFESSIONAL DETAILING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

19. New Accounting Pronouncements

      The Financial Accounting Standards Board released in June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. As the Company has not entered into transactions involving derivative instruments, the Company does not believe that the adoption of this new statement will have a material effect on the Company's financial statements.

20. Segment Information

      The Company is organized primarily on the basis of its three principal service offerings, including customized contract sales services, marketing research and consulting services and professional education and communication services. Marketing research and consulting services and professional education and communication services have been combined to form the "All other" category. The accounting policies of the segments are the same as those described in the "Nature of Business and Significant Accounting Policies" footnote. Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest and taxes (EBIT). The Company does not utilize information about assets for its operating segments and, accordingly, no asset information is presented in the table below.

                                                                           For the Years
                                                                         Ended December 31,
                                                       -----------------------------------------------------
                                                            1999                1998                1997
                                                       -------------       -------------       -------------
Revenues
  Contract sales services .......................      $ 151,622,755       $ 101,081,137       $  54,673,986
  All other .....................................         23,279,067          18,340,216          20,569,036
                                                       -------------       -------------       -------------
    Total .......................................      $ 174,901,822       $ 119,421,353       $  75,243,022
                                                       =============       =============       =============

EBIT
  Contract sales services .......................      $  13,643,274       $   9,372,711       $  (1,843,434)
  All other .....................................          2,078,511            (117,080)         (2,250,412)
                                                       -------------       -------------       -------------
    Total .......................................      $  15,721,785       $   9,255,631       $  (4,093,846)
                                                       =============       =============       =============

Reconciliation of EBIT to income before provision
    for income taxes
  Total EBIT for operating groups ...............      $  15,721,785       $   9,255,631       $  (4,093,846)
  Acquisition costs .............................         (1,246,103)                 --                  --
  Interest income ...............................          3,471,418           2,273,776             376,099
                                                       -------------       -------------       -------------
Income before provision for income taxes ........      $  17,947,100       $  11,529,407       $  (3,717,747)
                                                       =============       =============       =============

Capital expenditures
  Contract sales services .......................      $   1,292,704       $   2,044,587       $     290,167
  All other .....................................            149,493             151,368             415,024
                                                       -------------       -------------       -------------
    Total .......................................      $   1,442,197       $   2,195,955       $     705,191
                                                       =============       =============       =============

Depreciation expense
  Contract sales services .......................      $     612,799       $     338,164       $     137,852
  All other .....................................            399,340             358,959             323,577
                                                       -------------       -------------       -------------
    Total .......................................      $   1,012,139       $     697,123       $     461,429
                                                       =============       =============       =============

                          PROFESSIONAL DETAILING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 21. Subsequent Events

      On January 26, 2000, the Company completed a public offering of 2,800,000 shares of common stock at a public offering price per share of $28.00, yielding net proceeds per share after deducting underwriting discounts of $26.35 (before deducting expenses of the offering). Of the shares offered, 1,399,312 shares were sold by the Company and 1,400,688 shares were sold by certain selling shareholders. In addition, in connection with the exercise of the underwriters' over-allotment option, an additional 420,000 shares were sold to the underwriters on February 1, 2000 on the same terms and conditions (210,000 shares were sold by the Company and 210,000 shares were sold by a selling shareholder). Net proceeds to the Company after expenses of the offering were approximately $41.7 million.

      In February 2000, the Company signed a three year agreement with iPhysicianNet Inc. ("iPhysicianNet"). In connection with this agreement, the Company has made an investment of $2.5 million in preferred stock of iPhysicianNet. Under this agreement PDI was appointed as the exclusive CSO in the United States to be affiliated with the iPhysicianNet network, allowing PDI to offer e-detailing capabilities to its existing and potential clients.