Form 10-Q
period 2000-03-31
PROFESSIONAL DETAILING INC
filed 2000-05-11
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24249

                          PROFESSIONAL DETAILING, INC.
             (Exact name of Registrant as specified in its charter)

  Delaware                                       22-2919486
  -------------------------------                ------------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

                              10 Mountainview Road
                      Upper Saddle River, New Jersey 07458
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (201) 258-8450
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|  No |_|

As of May 8, 2000 the Registrant had a total of 13,585,965 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                          PROFESSIONAL DETAILING, INC.

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Consolidated Financial Statements

        Balance Sheets
        March 31, 2000 and December 31, 1999................................  3

        Statements of Operations -- Three Months
        Ended March 31, 2000 and 1999.......................................  4

        Statements of Cash Flows -- Three
        Months Ended March 31, 2000 and 1999 ...............................  5

        Notes to Financial Statements.......................................  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................. 10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...................................... Not Applicable
Item 2. Changes in Securities and Use of Proceeds........................... 14
Item 3. Default Upon Senior Securities.......................... Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders..... Not Applicable
Item 5. Other Information....................................... Not Applicable
Item 6. Exhibits and Reports on Form 8-K.................................... 14

SIGNATURES ................................................................. 15

                          PROFESSIONAL DETAILING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,          December 31,
                                                                                             2000                 1999
                                                                                        -------------        -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents .......................................................    $ 115,846,634        $  57,787,334
   Short-term investments ..........................................................             --              1,677,317
   Contract payments receivable ....................................................       21,427,498           28,940,944
   Unbilled costs and accrued profits on contracts in progress .....................        6,254,376            2,257,400
   Deferred training ...............................................................        4,700,282              998,675
   Other current assets ............................................................        1,710,147            2,438,511
   Deferred tax asset ..............................................................          210,544              352,312
                                                                                        -------------        -------------
Total current assets ...............................................................      150,149,481           94,452,493
Net property, plant & equipment ....................................................        4,184,888            3,707,357
Other investments ..................................................................        1,555,109                 --
Other long-term assets .............................................................        4,661,578            4,800,120
                                                                                        -------------        -------------
Total assets .......................................................................    $ 160,551,056        $ 102,959,970
                                                                                        =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................    $  10,185,621        $   6,033,665
   Payable to affiliate ............................................................          307,097                 --
   Accrued incentives ..............................................................        7,119,074           10,361,480
   Accrued salaries and wages ......................................................        7,316,961            3,870,745
   Unearned contract revenue .......................................................       18,422,206           17,672,640
   Other accrued expenses ..........................................................        6,850,601            3,370,620
                                                                                        -------------        -------------
Total current liabilities ..........................................................       50,201,560           41,309,150
                                                                                        -------------        -------------
Long-term liabilities:
   Deferred tax liability ..........................................................          575,009              575,009
   Other long-term liabilities .....................................................          256,176              256,176
                                                                                        -------------        -------------
Total long-term liabilities ........................................................          831,185              831,185
                                                                                        -------------        -------------
Total liabilities ..................................................................    $  51,032,745        $  42,140,335
                                                                                        -------------        -------------

Stockholders' equity:
   Common stock, $.01 par value; 30,000,000 shares authorized; shares issued and outstanding March 31, 2000 - 13,585,179,
      December 31, 1999 - 11,975,097 ...............................................          135,852              119,751
   Preferred stock, $.01 par value, 5,000,000 shares authorized, no
      shares issued and outstanding ................................................             --                   --
Additional paid-in capital .........................................................       89,142,630           47,413,320
Retained earnings ..................................................................       20,239,829           14,633,627
Accumulated other comprehensive income .............................................             --                 92,224
Deferred compensation ..............................................................             --                (11,293)
Loan to officer ....................................................................             --             (1,427,994)
                                                                                        -------------        -------------
Total stockholders' equity .........................................................      109,518,311           60,819,635
                                                                                        -------------        -------------
Total liabilities & stockholders' equity ...........................................    $ 160,551,056        $ 102,959,970
                                                                                        =============        =============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                             2000             1999
                                                                                         -----------      -----------
Revenue, net .......................................................................     $71,289,351      $40,311,750
Program expenses (including related party amounts of
   $703,465 and $502,188 for the periods ended
   March 31, 2000 and 1999, respectively) ..........................................      50,120,205       29,482,723
                                                                                         -----------      -----------
Gross profit .......................................................................      21,169,146       10,829,027
Compensation expense ...............................................................       8,393,798        4,726,339
Other selling, general & administrative expenses ...................................       4,006,613        1,849,127
                                                                                         -----------      -----------
Total selling, general & administrative expenses ...................................      12,400,411        6,575,466
Operating income ...................................................................       8,768,735        4,253,561
Other income, net ..................................................................         683,741          801,396
                                                                                         -----------      -----------
Income before provision for taxes ..................................................       9,452,476        5,054,957
Provision for income taxes .........................................................       3,838,670        1,733,378
                                                                                         -----------      -----------
Net income .........................................................................     $ 5,613,806      $ 3,321,579
                                                                                         -----------      -----------

Basic net income per share .........................................................     $      0.43      $      0.28
                                                                                         ===========      ===========
Diluted net income per share .......................................................     $      0.43      $      0.27
                                                                                         ===========      ===========
Basic weighted average number of shares outstanding ................................      13,005,196       11,946,444
                                                                                         ===========      ===========
Diluted weighted average number of shares outstanding ..............................      13,183,406       12,178,599
                                                                                         ===========      ===========

Pro forma data (unaudited) (see note 5):
Income before provision for taxes, as reported .....................................                      $ 5,054,957
Pro forma provision for income tax .................................................                        2,021,983
                                                                                                          -----------
Pro forma net income ...............................................................                      $ 3,032,974
                                                                                                          -----------

Pro forma basic net income per share ...............................................                      $      0.25
                                                                                                          -----------
Pro forma diluted net income per share .............................................                      $      0.25
                                                                                                          ===========
Pro forma basic weighted average number of shares outstanding ......................                       11,946,444
                                                                                                          -----------
Pro forma diluted weighted average number of shares outstanding ....................                       12,178,599
                                                                                                          ===========

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                  Three Months Ended March 31,
                                                                                             --------------------------------------
                                                                                                  2000                     1999
                                                                                             -------------            -------------
Cash Flows From Operating Activities
Net income .......................................................................           $   5,613,806            $   3,321,579
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation ............................................................                 266,564                  223,310
         Non-cash compensation expense - stock options ...........................                  11,293                   11,316
         Amortization of goodwill ................................................                 117,325                     --
         Loss on other investments ...............................................                 944,891                     --
     Other changes in assets and liabilities:
         Decrease (increase) in contract payments receivable .....................               7,513,446               (7,671,523)
         (Increase) decrease in unbilled costs ...................................              (3,996,975)               1,097,378
         (Increase) in deferred training .........................................              (3,701,607)                (677,261)
         Decrease in other current assets ........................................                 728,363                   90,019
         (Increase) in other long-term assets ....................................                 (17,231)                 (69,172)
         Increase in accounts payable ............................................               4,151,956                1,667,830
         Increase in accrued liabilities .........................................                 203,810                  875,063
         Increase in unearned contract revenue ...................................                 749,566                6,865,918
         Increase in payable to affiliate ........................................                 307,097                  134,383
         Increase in other current liabilities ...................................               3,660,197                1,292,602
         (Decrease) in other long-term liabilities ...............................                    --                   (204,503)
                                                                                             -------------            -------------
Net cash provided by operating activities ........................................              16,552,501                6,956,939
                                                                                             -------------            -------------
Cash Flows From Investing Activities
      Sale of short-term investments .............................................               1,585,093                  996,312
      Other investments ..........................................................              (2,500,000)                    --
      Purchase of property and equipment .........................................                (744,095)                (330,639)
                                                                                             -------------            -------------
Net cash (used in) provided by investing activities ..............................              (1,659,002)                 665,673
                                                                                             -------------            -------------

Cash Flows From Financing Activities
      Net proceeds from secondary offering .......................................              41,734,754                     --
      Net proceeds from the exercise of stock options ............................                  10,656                     --
      Distributions to S corporation stockholders ................................                  (7,603)                    --
      Repayment of loan from officer .............................................               1,427,994                     --
                                                                                             -------------            -------------
Net cash provided by financing activities ........................................              43,165,801                     --
                                                                                             -------------            -------------

Net increase in cash and cash equivalents ........................................              58,059,300                7,622,612
Cash and cash equivalents - beginning ............................................              57,787,334               56,989,233
                                                                                             -------------            -------------
Cash and cash equivalents - ending ...............................................           $ 115,846,634            $  64,611,845
                                                                                             -------------            -------------

Cash paid for interest ...........................................................           $        --              $        --
                                                                                             -------------            -------------
Cash paid for taxes ..............................................................           $     607,168            $     377,436
                                                                                             -------------            -------------

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of Professional Detailing, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Annual Report") as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

2. Secondary Public Offering of Common Stock

      On January 26, 2000, a public offering of 2,800,000 shares of the Company's common stock was completed at a public offering price per share of $28.00, yielding net proceeds per share after deducting underwriting discounts of $26.35 (before deducting expenses of the offering). Of the shares offered, 1,399,312 shares were sold by the Company and 1,400,688 shares were sold by certain selling shareholders. In addition, in connection with the exercise of the underwriters' over-allotment option, an additional 420,000 shares were sold to the underwriters on February 1, 2000 on the same terms and conditions (210,000 shares were sold by the Company and 210,000 shares were sold by a selling shareholder). Net proceeds to the Company after expenses of the offering were approximately $41.7 million.

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

Net sales and net income of the separate companies for the three months ended March 31, 1999, the period preceding the acquisition, were as follows:

                          Revenue, net       Net income
                          -----------        ----------
      PDI                 $34,580,979        $2,696,097
      TVG                   5,730,771           625,482
                          -----------        ----------
      Combined            $40,311,750        $3,321,579
                          ===========        ==========

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

4. Other Investments

      In February 2000, the Company signed a three-year agreement with iPhysicianNet Inc. ("iPhysicianNet"). In connection with this agreement, the Company made an investment of $2.5 million in preferred stock of iPhysicianNet. Under the agreement PDI was appointed as the exclusive CSO in the United States to be affiliated with the iPhysicianNet network, allowing PDI to offer e-detailing capabilities to its existing and potential clients. For the three months ended March 31, 2000, the Company recorded a loss related to this investment of $944,891 which represented its share of iPhysicianNet's losses from the date of the investment through March 31, 2000.

5. Pro Forma Information

      Prior to its acquisition by PDI in May 1999, TVG was an S corporation and not subject to Federal income tax. During such periods the net income of TVG had been reported by and taxed directly to the pre-acquisition shareholders, rather than TVG. Accordingly, for informational purposes, the accompanying statements of operations for the three months ended March 31, 1999 include a pro forma adjustment for the income taxes which would have been recorded had TVG been a C corporation for the periods presented based on the tax laws in effect during that period. The pro forma adjustment for income taxes is based upon the statutory rates in effect for C corporations during the three months ended March 31, 1999.

6. New Accounting Pronouncements

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

7. Basic and Diluted Net Income Per Share

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2000 and 1999 is as follows:

                                                                         Three Months Ended
                                                                              March 31,
                                                                     -------------------------
                                                                        2000           1999
                                                                     ----------     ----------
Basic weighted average number of common shares outstanding........   13,005,196     11,946,444
Dilutive effect of stock options..................................      178,210        232,155
                                                                     ----------     ----------
Diluted weighted average number of common shares outstanding......   13,183,406     12,178,599
                                                                     ----------     ----------

8. Investments

      At December 31, 1999, the Company had investments of $1.7 million which were classified as available-for-sale securities and recorded at fair market value. These investments were sold during the three-month period ended March 31, 2000. The sale resulted in a gain of $163,815 which was recognized in "Other income, net" during the quarter ended March 31, 2000. As of March 31, 2000, the Company had no investments classified as available-for-sale securities.

9. Comprehensive Income

      A reconciliation of net income as reported in the Consolidated Statements of Operations to Other comprehensive income, net of taxes is presented in the table below.

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                2000             1999
                                                                            -----------      -----------
Net income                                                                  $ 5,613,806      $ 3,321,579
Other comprehensive income, net of tax:
      Unrealized holding gain on
        available-for-sale securities arising during period                        --             76,198
      Reclassification adjustment for gains included in net income              (92,224)            --
                                                                            -----------      -----------
Other comprehensive income                                                  $ 5,521,582      $ 3,397,777
                                                                            ===========      ===========

10. Segment Information

      PDI is organized primarily on the basis of its three principal service offerings, which include customized contract sales services, marketing research and consulting services, and professional education and communication services. Marketing research and consulting services and professional education and communication services have been combined to form the "All other" category.

      The accounting policies of the segments are the same as those described in the "Nature of Business and Significant Accounting Policies" footnote to the Company's financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments. PDI evaluates the performance of its segments and allocates resources to them based on operating income. The Company does not utilize information about assets for its operating segments and, accordingly, no asset information is presented in the following table.

                                                                Three Months Ended
                                                                     March 31,
                                                           ----------------------------
                                                               2000             1999
                                                           -----------      -----------
Revenues
      Contract sales services                              $66,671,160      $34,580,979
      All other                                              4,618,191        5,730,771
                                                           -----------      -----------
           Total                                           $71,289,351      $40,311,750
                                                           ===========      ===========

Operating income
      Contract sales services                              $ 8,392,010      $ 3,717,275
      All other                                                376,725          536,286
                                                           -----------      -----------
           Total                                           $ 8,768,735      $ 4,253,561
                                                           ===========      ===========

Reconciliation of operating income to income
   before provision for income taxes
      Total operating income for operating groups          $ 8,768,735      $ 4,253,561
      Other income, net                                        683,741          801,396
                                                           -----------      -----------
           Income before provision for income taxes        $ 9,452,476      $ 5,054,957
                                                           ===========      ===========

Capital expenditures
      Contract sales services                              $   643,111      $   304,286
      All other                                                100,984           26,353
                                                           -----------      -----------
           Total                                           $   744,095      $   330,639
                                                           ===========      ===========

Depreciation expense
      Contract sales services                              $   192,337      $   126,277
      All other                                                 74,227           97,033
                                                           -----------      -----------
           Total                                           $   266,564      $   223,310
                                                           ===========      ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

      Various statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth in "Certain Factors That May Affect Future Growth," under Part I, Item 1, of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

      On May 12, 1999, we acquired 100% of the capital stock of TVG, Inc. ("TVG") in a merger transaction. In connection with that transaction, we issued 1,256,882 shares of our common stock in exchange for the outstanding shares of TVG. The acquisition has been accounted for as a pooling of interests and, accordingly, all prior periods presented in the accompanying consolidated financial statements have been restated to include the accounts and operations of TVG. The acquisition of TVG expands the scope of high quality services that we provide to the pharmaceutical industry. TVG has provided services to 18 of the top 20 pharmaceutical companies. Through its Marketing Research and Consulting division, TVG provides brand marketing strategy, product profiling, positioning, and message development services. Projects run across the full range of product lifecycles, with an emphasis on the critical pre-launch planning phase. Through its Education/Communications division, TVG provides a broad spectrum of professional education and communication services, including dinner meetings, symposia, teleconferences and on-site hospital programs.

      On August 31, 1999, we acquired, through our wholly-owned subsidiary ProtoCall, Inc. ("ProtoCall"), substantially all of the operating assets of ProtoCall, LLC, a leading provider of syndicated contract sales services to the United States pharmaceutical industry. The purchase price was $4.5 million (of which $4.1 million was paid at closing) plus up to an additional $3.0 million in contingent payments payable during 2000 if ProtoCall achieves defined performance benchmarks. This acquisition was accounted for as a purchase. The acquisition of ProtoCall adds a syndicated sales force option to our product offerings expanding the scope and flexibility of high quality services that we can provide to our customers. In connection with this transaction, we recorded $4.3 million in goodwill which is being amortized over a period of 10 years.

      On January 26, 2000, a public offering of 2,800,000 shares of our common stock was completed at a public offering price per share of $28.00, yielding net proceeds per share after deducting underwriting discounts of $26.35 (before deducting expenses of the offering). Of the shares offered, 1,399,312 shares were sold by us and 1,400,688 shares were sold by certain selling shareholders. In addition, in connection with the exercise of the underwriters' over-allotment option, an additional 420,000 shares were sold to the underwriters on February 1, 2000 on the same terms and conditions (210,000 shares were sold by us and 210,000 shares were sold by a selling shareholder). Net proceeds to us after expenses of the offering were approximately $41.7 million.

      In February 2000, we signed a three-year agreement with iPhysicianNet Inc. ("iPhysicianNet"). In connection with this agreement, we made an investment of $2.5 million in preferred stock of iPhysicianNet. Under the agreement we were appointed the exclusive CSO in the United States to be affiliated with the iPhysicianNet network, allowing us to offer e-detailing capabilities to iPhysicianNet's and our existing and potential clients.

      Until its acquisition by us on May 12, 1999, TVG was an S corporation. Accordingly, TVG's net income had been reported by and taxed directly to the pre-acquisition stockholders.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            2000        1999
                                                           -----       -----
Revenue, net.............................................  100.0%      100.0%
Program expenses.........................................   70.3        73.2
                                                           -----       -----
   Gross profit..........................................   29.7        26.8
Compensation expense.....................................   11.8        11.7
Other selling, general and administrative expenses.......    5.6         4.6
                                                           -----       -----
   Total selling, general and administrative expenses....   17.4        16.3
                                                           -----       -----
Operating income.........................................   12.3        10.5
Other income, net........................................    1.0         2.0
                                                           -----       -----
   Income before provision for income taxes..............   13.3        12.5
Provision for income taxes...............................    5.4         4.3
                                                           -----       -----
   Net income............................................    7.9%        8.2%
                                                           =====       =====

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

      Revenue. Revenue for the quarter ended March 31, 2000 was $71.3 million, an increase of 76.9% over revenue of $40.3 million for the quarter ended March 31, 1999. This increase in revenue was generated primarily from the continued renewal and expansion of existing product detailing programs and the expansion of our client base, including several additional product detailing programs that started during the fourth quarter of 1999 and the first quarter of 2000. Revenue included incentive payments of $3.9 million earned as a result of our sales force meeting or exceeding established targets for 1999 on several programs. In accordance with our revenue recognition policies described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 1999, we do not recognize revenue until payment is assured. Since the computation of these incentive payments required product sales results for the entire year, the amounts could not be accurately determined until the first quarter of 2000, and thus payment could not be assured until that time. Incentive payments may be earned in future reporting periods, but they are not expected to have a material impact on results of operations for the remaining quarters of 2000.

      Program expenses. Program expenses for the quarter ended March 31, 2000 were $50.1 million, an increase of 70.0% over program expenses of $29.5 million for the quarter ended March 31, 1999. Included in program expenses were $2.1 million paid to field personnel as a result of the incentive payments included in revenue. As a percentage of revenue, program expenses decreased to 70.3% in the 2000 period from 73.1% in the corresponding 1999 period. This decrease is due primarily to the high gross profit realized on our incentive payments and efficiencies associated with the rollout of the new programs.

      Compensation expense. Compensation expense for the quarter ended March 31, 2000 was $8.4 million, an increase of 77.6% over compensation expense of $4.7 million for the quarter ended March 31, 1999. As a percentage of revenue, compensation expense increased slightly to 11.8% in the first quarter of 2000 from 11.7% in the comparable 1999 period. This increase resulted from our discretionary expenditures for training and related resources needed to continue the development of our management personnel.

      Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended March 31, 2000 were $4.0 million, an increase of 116.7% over other selling, general and administrative expenses of $1.8 million for the quarter ended March 31, 1999. As a percentage of revenue, other selling, general and administrative expenses increased to 5.6% in the first quarter of 2000 from 4.6% in the comparable 1999 period. This increase was primarily due to discretionary investments in information technology and other resources needed to manage future growth.

      Operating income. Operating income for the quarter ended March 31, 2000 was $8.8 million compared to operating income of $4.3 million for the quarter ended March 31, 1999. As a percentage of revenue, operating income increased to 12.3% for the 2000 period from 10.6% in the corresponding 1999 period. Operating income benefited from incentive payments earned net of amounts paid to field personnel.

      Other income, net. Other income for the quarter ended March 31, 2000 was $0.7 million compared to other income of $0.8 million for the quarter ended March 31, 1999. Other income consisted of interest income of $1.6 million partially offset by our share in the losses of iPhysicianNet of $0.9 million. The increase in interest income was due to the investment of the proceeds of our secondary offering and rising interest rates.

      Provision for income taxes. Income taxes of $3.8 million for the quarter ended March 31, 2000 and $1.7 million for the quarter ended March 31, 1999 consisted of Federal and state corporate income taxes. TVG was an S corporation for Federal income tax purposes until its acquisition by us on May 12, 1999 and therefore incurred no Federal income taxes prior to the acquisition. We expect our effective tax rate to approximate 40% in future periods.

      Pro forma net income. We were a C corporation for the quarter ended March 31, 2000 and therefore there is no pro forma information for that period. Prior to its acquisition by us on May 12, 1999, TVG was an S corporation. Pro forma net income for the quarter ended March 31, 1999 of $3.0 million assumes that TVG was taxed for Federal and state corporate income tax purposes as a C corporation during that period.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, we had cash and cash equivalents of approximately $115.8 million and working capital of $99.9 million compared to cash and cash equivalents of approximately $57.8 million and working capital of $53.1 million at December 31, 1999.

      For the three months ended March 31, 2000, net cash provided by operating activities was $16.5 million, an increase of $9.6 million from cash provided by operating activities of $6.9 million for the same period in 1999. The main components of cash provided by operating activities for the three months ended March 31, 2000 were net income from operations of $5.6 million and an increase of $9.6 million in "Other changes in assets and liabilities." The balances in "Other changes in assets and liabilities" may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues. These fluctuations may vary in size and direction each reporting period. During the period ended March 31, 2000, the large decrease in contract payments receivable of $7.5 million resulted primarily from collections of amounts due from several clients for whom contract sales programs were initiated in the fourth quarter of 1999.

      For the three months ended March 31, 2000, net cash used in investing activities was $1.6 million compared to net cash provided by investing activities of $0.7 million for the same period in 1999. Net cash used in investing activities for the three months ended March 31, 2000 consisted of $2.5 million in connection with the investment in iPhysicianNet and $0.7 million in purchases of property and equipment, partially offset by the sale of $1.6 million in short-term investments.

      For the three months ended March 31, 2000, net cash provided by financing activities of $43.1 million consisted of the net proceeds from our secondary offering of $41.7 million and the repayment of loan from officer of $1.4 million.

      We believe that our cash and cash equivalents and future cash flows generated from operations will be sufficient to meet our foreseeable operating and capital requirements for the next twelve months. We continue to evaluate and review acquisition candidates in the ordinary course of business.

YEAR 2000 COMPLIANCE

      We have not experienced any business interruptions or client or supplier delays from Y2K problems to date and have not discovered any Y2K problems in internal computer systems material to our operations. We intend to continue to monitor our internal system for Y2K problems. There can be no assurance, however, that we or our clients or suppliers may not face future problems as a result of Y2K issues.

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

(4)(vii)  Use of Proceeds:
          $46,422,000 of temporary investments with average maturities of three months as of March 31, 2000.

Item 3 - Not Applicable

Item 4 - Not Applicable

Item 5 - Not Applicable

Item 6 - Reports on Form 8-K

      During the three months ended March 31, 2000, the Company filed the following reports on Form 8-K:

         Date          Item                     Description
  -----------------    ----     ------------------------------------------------
  February 2, 2000       5      Earnings Press Release
  February 14, 2000      5      Audited Financial Statements - December 31, 1999

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 11th day of May, 2000.

                                     PROFESSIONAL DETAILING, INC.

                                     By: /s/ Charles T. Saldarini
                                         -------------------------------------
                                         Charles T. Saldarini, President
                                         and Chief Executive Officer

                                     By: /s/ Bernard C. Boyle
                                         -------------------------------------
                                         Bernard C. Boyle
                                         Chief Financial and Accounting
                                         Officer