Form 10-Q
period 2000-06-30
PROFESSIONAL DETAILING INC
filed 2000-08-14
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24249

                          PROFESSIONAL DETAILING, INC.
             (Exact name of Registrant as specified in its charter)

  Delaware                                 22-2919486
  ---------------------------------        -------------------------------------
  (State or other  jurisdiction            (I.R.S. Employer
  of incorporation or organization)        Identification No.)

                              10 Mountainview Road
                      Upper Saddle River, New Jersey 07458
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (201) 258-8450
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|   No |_|

As of August 7, 2000 the Registrant had a total of 13,647,741 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                          PROFESSIONAL DETAILING, INC.

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Consolidated Financial Statements

        Balance Sheets -- June 30, 2000 and December 31, 1999..........        3

        Statements of Operations -- Three and Six Months
        Ended June 30, 2000 and 1999...................................        4

        Statements of Cash Flows -- Six Months
        Ended June 30, 2000 and 1999...................................        5

        Notes to Financial Statements..................................        6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................       10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ......................................  Not Applicable
Item 2. Changes in Securities and Use of Proceeds......................       15
Item 3. Default Upon Senior Securities..........................  Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders............       15
Item 5. Other Information.......................................  Not Applicable
Item 6. Exhibits and Reports on Form 8-K........................  Not Applicable

SIGNATURES  ...........................................................       16

                          PROFESSIONAL DETAILING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                    June 30,      December 31,
                                                                      2000            1999
                                                                 -------------   -------------
                           ASSETS
Current assets:
   Cash and cash equivalents .................................   $ 111,830,629   $  57,787,334
   Short-term investments ....................................              --       1,677,317
   Contract payments receivable ..............................      35,613,167      28,940,944
   Unbilled costs and accrued profits on contracts in progress       4,509,058       2,257,400
   Deferred training .........................................       5,213,140         998,675
   Other current assets ......................................       3,597,990       2,438,511
   Deferred tax asset ........................................         210,544         352,312
                                                                 -------------   -------------
Total current assets .........................................     160,974,528      94,452,493
Net property, plant & equipment ..............................       4,858,002       3,707,357
Other long-term assets .......................................       4,544,253       4,800,120
                                                                 -------------   -------------
Total assets .................................................   $ 170,376,783   $ 102,959,970
                                                                 =============   =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................   $   5,684,394   $   6,033,665
   Payable to affiliate ......................................              --              --
   Accrued incentives ........................................      11,277,098      10,361,480
   Accrued salaries and wages ................................       5,802,170       3,870,745
   Unearned contract revenue .................................      26,828,160      17,672,640
   Other accrued expenses ....................................       5,081,043       3,370,620
                                                                 -------------   -------------
Total current liabilities ....................................      54,672,865      41,309,150
                                                                                 -------------
Long-term liabilities:
   Deferred tax liability ....................................         575,009         575,009
   Other long-term liabilities ...............................         256,176         256,176
                                                                 -------------   -------------
Total long-term liabilities ..................................         831,185         831,185
                                                                 -------------   -------------
Total liabilities ............................................   $  55,504,050   $  42,140,335
                                                                 -------------   -------------

Stockholders' equity:
   Common stock, $.01 par value; 30,000,000 shares
     authorized; shares issued and
     outstanding June 30, 2000 - 13,621,086;
     December 31, 1999 - 11,975,097 ..........................         136,211         119,751
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding ............              --              --
Additional paid-in capital ...................................      89,658,200      47,413,320
Retained earnings ............................................      25,078,322      14,633,627
Accumulated other comprehensive income .......................              --          92,224
Deferred compensation ........................................              --         (11,293)
Loan to officer ..............................................              --      (1,427,994)
                                                                 -------------   -------------
Total stockholders' equity ...................................     114,872,733      60,819,635
                                                                 -------------   -------------
Total liabilities & stockholders' equity .....................   $ 170,376,783   $ 102,959,970
                                                                 =============   =============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                                  ---------------------------   ---------------------------
                                                                      2000           1999           2000           1999
                                                                  ------------   ------------   ------------   ------------
Revenue, net ..................................................   $ 75,788,640   $ 41,006,137   $147,077,991   $ 81,317,887
Program expenses (including related party amounts of
   $360,686 and $244,601 for the quarters ended
   June 30, 2000 and 1999, and $1,064,151 and
   $746,789 for the six months ended
   June 30, 2000 and 1999, respectively) ......................     58,108,132     30,611,159    108,228,337     60,093,881
                                                                  ------------   ------------   ------------   ------------
Gross profit ..................................................     17,680,508     10,394,978     38,849,654     21,224,006
Compensation expense ..........................................      6,793,475      4,325,976     15,187,274      9,052,315
Other selling, general & administrative expenses ..............      2,971,914      1,969,540      6,978,526      3,818,667
Acquisition and related expenses ..............................             --      1,334,847             --      1,334,847
                                                                  ------------   ------------   ------------   ------------
Total selling, general & administrative expenses ..............      9,765,389      7,630,363     22,165,800     14,205,829
Operating income ..............................................      7,915,119      2,764,615     16,683,854      7,018,177
Other income, net .............................................        255,301        802,130        939,043      1,603,526
                                                                  ------------   ------------   ------------   ------------
Income before provision for taxes .............................      8,170,420      3,566,745     17,622,897      8,621,703
Provision for income taxes ....................................      3,331,927      1,535,457      7,170,598      3,268,836
                                                                  ------------   ------------   ------------   ------------
Net income ....................................................   $  4,838,493   $  2,031,288   $ 10,452,299   $  5,352,867
                                                                  ============   ============   ============   ============

Basic net income per share ....................................   $       0.36   $       0.17   $       0.79   $       0.45
                                                                  ============   ============   ============   ============
Diluted net income per share ..................................   $       0.35   $       0.17   $       0.78   $       0.44
                                                                  ============   ============   ============   ============
Basic weighted average number of shares outstanding ...........     13,592,028     11,949,007     13,298,612     11,947,725
                                                                  ============   ============   ============   ============
Diluted weighted average number of shares outstanding .........     13,774,124     12,155,960     13,478,765     12,167,280
                                                                  ============   ============   ============   ============

Pro forma data (unaudited) (see note 5):
Income before provision for taxes, as reported ................                  $  3,566,745                  $  8,621,703
Pro forma provision for income tax ............................                     1,960,637                  $  3,982,620
                                                                                 ------------                  ------------
Pro forma net income ..........................................                  $  1,606,108                  $  4,639,083
                                                                                 ============                  ============

Pro forma basic net income per share ..........................                  $       0.13                  $       0.39
                                                                                 ============                  ============
Pro forma diluted net income per share ........................                  $       0.13                  $       0.38
                                                                                 ============                  ============
Pro forma basic weighted average number of shares outstanding .                    11,949,007                    11,947,725
                                                                                 ============                  ============
Pro forma diluted weighted average number of shares outstanding                    12,155,960                    12,167,280
                                                                                 ============                  ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Six Months Ended June 30,
                                                                               ------------------------------
                                                                                    2000             1999
                                                                               -------------    -------------
Cash Flows From Operating Activities
Net income..................................................................   $  10,452,299    $   5,352,867
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation .......................................................         622,412          453,887
        Non-cash compensation expense - stock options ......................          11,293           22,632
        Deferred taxes, net ................................................              --         (121,264)
        Amortization of goodwill ...........................................         234,650               --
        Loss on other investments ..........................................       2,500,000               --
     Other changes in assets and liabilities:
        Increase in contract payments receivable ...........................      (6,672,223)      (4,926,761)
        (Increase) decrease in unbilled costs ..............................      (2,251,658)         878,782
        (Increase) in deferred training ....................................      (4,214,465)      (1,035,436)
        (Increase) decrease in other current assets ........................      (1,159,480)        (243,161)
        (Increase) in other long-term assets ...............................         (17,229)         (69,172)
        (Decrease) increase in accounts payable ............................        (349,271)       1,481,750
        Increase in accrued liabilities ....................................       2,847,042        1,367,204
        Increase in unearned contract revenue ..............................       9,155,520        5,213,189
        Increase in payable to affiliate ...................................              --          305,505
        Increase in other current liabilities ..............................       1,890,638          538,970
        Increase in other long-term liabilities ............................              --          112,713
                                                                               -------------    -------------
Net cash provided by operating activities ..................................      13,049,528        9,331,705
                                                                               -------------    -------------

Cash Flows From Investing Activities
     Sale of short-term investments ........................................       1,585,093          994,217
     Other investment ......................................................      (2,500,000)              --
     Purchase of property and equipment ....................................      (1,773,057)        (560,843)
                                                                               -------------    -------------
Net cash (used in) provided by investing activities ........................      (2,687,964)         433,374
                                                                               -------------    -------------

Cash Flows From Financing Activities
     Net proceeds from secondary offering ..................................      41,674,508               --
     Net proceeds from the exercise of stock options .......................         586,832          179,648
     Distributions to S corporation stockholders ...........................          (7,603)        (280,000)
     Repayment of loan from officer ........................................       1,427,994               --
                                                                               -------------    -------------
Net cash provided by (used in) financing activities ........................      43,681,731         (100,352)
                                                                               -------------    -------------

Net increase in cash and cash equivalents ..................................   $  54,043,295        9,664,727
Cash and cash equivalents - beginning ......................................      57,787,334       56,989,233
                                                                               -------------    -------------
Cash and cash equivalents - ending .........................................   $ 111,830,629    $  66,653,960
                                                                               =============    =============

Cash paid for interest .....................................................   $       4,733    $          --
                                                                               =============    =============
Cash paid for taxes ........................................................   $   5,260,583    $   3,323,051
                                                                               =============    =============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of Professional Detailing, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

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

      Net revenue and net income of the separate companies for the three months ended March 31, 1999, the period preceding the acquisition, were as follows:

                                              Revenue, net            Net income
                                              ------------            ----------

PDI                                           $34,580,979            $ 2,696,097
TVG                                             5,730,771                625,482
                                              -----------            -----------
Combined                                      $40,311,750            $ 3,321,579
                                              ===========            ===========

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

4. Other Investments

      In February 2000, the Company signed a three-year agreement with iPhysicianNet Inc. ("iPhysicianNet"). In connection with this agreement, the Company made an investment of $2.5 million in preferred stock of iPhysicianNet. Under the agreement PDI was appointed as the exclusive contract sales organization in the United States to be affiliated with the iPhysicianNet network, prospectively allowing PDI to offer e-detailing capabilities to its existing and potential clients. For the three and six months ended June 30, 2000, the Company recorded net losses related to this investment of $1,555,109 and $2,500,000, respectively, which represented its share of iPhysicianNet's losses for the respective periods.

5. Pro Forma Information

      Prior to its acquisition in May 1999, TVG was an S corporation and not subject to Federal income tax. During such periods the net income of TVG had been reported by and taxed directly to the pre-acquisition shareholders rather than TVG. Accordingly, for informational purposes, the accompanying statements of operations for the three and six months ended June 30, 1999 include a pro forma adjustment for the income taxes which would have been recorded had TVG been a C corporation for the periods presented based on the tax laws in effect during those periods. The pro forma adjustment for income taxes is based upon the statutory rates in effect for C corporations during the three and six months ended June 30, 1999. The pro forma adjustment for income taxes for the three and six months ended June 30, 1999 also reflects the non-deductibility of certain acquisition related costs.

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

7. Basic and Diluted Net Income Per Share

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2000 and 1999 is as follows:

                                               Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                             -----------------------   -----------------------
                                                2000         1999         2000         1999
                                             ----------   ----------   ----------   ----------
Basic weighted average number
     of common shares outstanding ........   13,592,028   11,949,007   13,298,612   11,947,725
Dilutive effect of stock options .........      182,096      206,953      180,153      219,555
                                             ----------   ----------   ----------   ----------
Diluted weighted average number
     of common shares outstanding ........   13,774,124   12,155,960   13,478,765   12,167,280
                                             ==========   ==========   ==========   ==========

8. Investments

      At December 31, 1999, the Company had investments of $1.7 million, which were classified as available-for-sale securities and recorded at fair market value. These investments were sold during the quarter ended March 31, 2000. The sale resulted in a gain of $163,815, which was recognized in "Other income, net" during the quarter ended March 31, 2000 and six months ended June 30, 2000. As of June 30, 2000, the Company had no investments classified as available-for-sale securities.

9. Comprehensive Income

      A reconciliation of net income as reported in the Consolidated Statements of Operations to Other comprehensive income, net of taxes is presented in the table below.

                                               Three Months Ended             Six Months Ended
                                                    June 30,                      June 30,
                                          ---------------------------   ----------------------------
                                               2000           1999           2000            1999
                                          ------------   ------------   ------------    ------------
Net income                                $  4,838,493   $  2,031,288   $ 10,452,299    $  5,352,867
Other comprehensive income, net of tax:
     Unrealized holding gain on
       available-for-sale securities
       arising during period                        --         54,753             --          99,325
     Reclassification adjustment for
       gains included in net income                 --             --        (92,224)             --
                                          ------------   ------------   ------------    ------------
Other comprehensive income                $  4,838,493   $  2,086,041   $ 10,360,075    $  5,452,192
                                          ============   ============   ============    ============

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

      The accounting policies of the segments are the same as those described in the "Nature of Business and Significant Accounting Policies" footnote to the Company's financial statements, which is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments. PDI evaluates the performance of its segments and allocates resources to them based on revenue, net. The

Company does not utilize information about assets for its operating segments and, accordingly, no asset information is presented in the following table.

                                             Three Months Ended             Six Months Ended
                                                 June 30,                       June 30,
                                        ---------------------------    ---------------------------
                                             2000           1999            2000           1999
                                        ------------   ------------    ------------   ------------
Revenues
     Contract sales services            $ 69,996,551   $ 34,387,671    $136,667,711   $ 68,968,649
     All other                             5,792,089      6,618,466      10,410,280     12,349,238
                                        ------------   ------------    ------------   ------------
         Total                          $ 75,788,640   $ 41,006,137    $147,077,991   $ 81,317,887
                                        ============   ============    ============   ============

Operating income
     Contract sales services            $  7,239,933   $  3,108,628    $ 15,632,650   $  6,825,904
     All other                               675,186        990,834       1,051,204      1,527,120
                                        ------------   ------------    ------------   ------------
         Total                          $  7,915,119   $  4,099,462    $ 16,683,854   $  8,353,024
                                        ============   ============    ============   ============

Reconciliation of operating
    income to income before
    provision for income taxes
     Total operating income
       for operating groups             $  7,915,119   $  4,099,462    $ 16,683,854   $  8,353,024
     Acquisition and related expenses             --     (1,334,847)             --     (1,334,847)
     Other income, net                       255,301        802,130         939,043      1,603,526
                                        ------------   ------------    ------------   ------------
         Income before provision
           for income taxes             $  8,170,420   $  3,566,745    $ 17,622,897   $  8,621,703
                                        ============   ============    ============   ============

Capital expenditures
     Contract sales services            $    806,466   $    203,334    $  1,449,577   $    507,620
     All other                               219,303         26,870         248,715         53,223
                                        ------------   ------------    ------------   ------------
         Total                          $  1,025,769   $    230,204    $  1,698,292   $    560,843
                                        ============   ============    ============   ============

Depreciation expense
     Contract sales services            $    265,131   $    133,852    $    457,467   $    260,129
     All other                                90,718         98,508         164,945        193,758
                                        ------------   ------------    ------------   ------------
         Total                          $    355,849   $    232,360    $    622,412   $    453,887
                                        ============   ============    ============   ============

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

      On August 31, 1999, we acquired, through our wholly-owned subsidiary ProtoCall, Inc. ("ProtoCall"), substantially all of the operating assets of ProtoCall, LLC, a leading provider of syndicated contract sales services to the United States pharmaceutical industry. The purchase price was $4.5 million (of which $4.1 million was paid at closing) plus up to an additional $3.0 million in contingent payments payable during 2000 if ProtoCall achieves defined performance benchmarks. This acquisition was accounted for as a purchase. The acquisition of ProtoCall adds a syndicated sales force option to our product offerings expanding the scope and flexibility of high quality services that we can provide to our customers. In connection with this transaction, we recorded $4.3 million in goodwill, which is being amortized over a period of 10 years.

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

      In February 2000, we signed a three-year agreement with iPhysicianNet Inc. ("iPhysicianNet"). In connection with this agreement, we made an investment of $2.5 million in preferred stock of iPhysicianNet. Under the agreement we were appointed the exclusive CSO in the United States to be affiliated with the iPhysicianNet network, allowing us to offer e-detailing capabilities to iPhysicianNet's and our existing and potential clients. For the three and six months ended June 30, 2000, we recorded net losses related to this investment of $1,555,109 and $2,500,000, respectively, which represented our share of iPhysicianNet's losses from the respective periods.

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

                                                          Three Months Ended   Six Months Ended
                                                               June 30,            June 30,
                                                          ------------------   ----------------
                                                            2000      1999      2000      1999
                                                           -----     -----     -----     -----
Revenue, net ........................................      100.0%    100.0%    100.0%    100.0%
Program expenses ....................................       76.7      74.7      73.6      73.9
                                                           -----     -----     -----     -----
   Gross profit .....................................       23.3      25.3      26.4      26.1
Compensation expense ................................        9.0      10.5      10.3      11.1
Other selling, general and administrative expenses ..        3.9       4.8       4.8       4.7
Acquisition and related expenses ....................        0.0       3.3       0.0       1.7
                                                           -----     -----     -----     -----
   Total selling, general and administrative expenses       12.9      18.6      15.1      17.5
                                                           -----     -----     -----     -----
Operating income ....................................       10.4       6.7      11.3       8.6
Other income, net ...................................        0.4       2.0       0.7       2.0
                                                           -----     -----     -----     -----
   Income before provision for income taxes .........       10.8       8.7      12.0      10.6
Provision for income taxes ..........................        4.4       3.7       4.9       4.0
                                                           -----     -----     -----     -----
   Net income .......................................        6.4%      5.0%      7.1%      6.6%
                                                           =====     =====     =====     =====

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

      Revenue. Revenue for the quarter ended June 30, 2000 was $75.8 million, an increase of 84.8% over revenue of $41.0 million for the quarter ended June 30, 1999. This increase in revenue was generated primarily from the continued renewal and expansion of existing product detailing programs and the expansion of our client base, including several product detailing programs that started during the fourth quarter of 1999 and the first quarter of 2000.

      Program expenses. Program expenses for the quarter ended June 30, 2000 were $58.1 million, an increase of 89.8% over program expenses of $30.6 million for the quarter ended June 30, 1999. As a percentage of revenue, program expenses increased to 76.7% in the 2000 period from 74.7% in the corresponding 1999 period. This increase reflects a greater proportion of larger programs with longer term durations which have slightly lower gross profit margins but afford the opportunity for additional compensation through the achievement of performance incentives.

      Compensation expense. Compensation expense for the quarter ended June 30, 2000 was $6.8 million, an increase of 57.0% over compensation expense of $4.3 million for the quarter ended June 30, 1999. As a percentage of revenue, compensation expense decreased to 9.0% in the first quarter of 2000 from 10.5% in the comparable 1999 period. This decrease as a percentage of revenue is a result of continued operating efficiencies that we have realized through our growth.

      Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended June 30, 2000 were $3.0 million, an increase of 50.9% over other selling, general and administrative expenses of $2.0 million for the quarter ended June 30, 1999. As a percentage of revenue, other selling, general and administrative expenses decreased to 3.9% in the first quarter of 2000 from 4.8% in the comparable 1999 period. This decrease as a percentage of revenue is a result of continued operating efficiencies that we have realized through our growth.

      Operating income. Operating income for the quarter ended June 30, 2000 was $7.9 million compared to operating income of $2.8 million for the quarter ended June 30, 1999. As a percentage of revenue, operating income increased to 10.4% for the 2000 period from 6.7% in the corresponding 1999 period. Excluding acquisition and related expenses of $1.3 million, operating income would have been $4.1 million or 10.0% for the three months ended June 30, 1999.

      Other income, net. Other income for the quarter ended June 30, 2000 was $0.3 million compared to other income of $0.8 million, all of which was interest income, for the quarter ended June 30, 1999. Other income for the 2000 period consisted of interest income of $1.8 million which was partially offset by our share in the losses of iPhysicianNet of $1.5 million. The increase in interest income was due to the investment of the proceeds of our secondary offering and rising interest rates.

      Provision for income taxes. Income taxes of $3.3 million for the quarter ended June 30, 2000 and $1.5 million for the quarter ended June 30, 1999 consisted of Federal and state corporate income taxes. TVG was an S corporation for Federal income tax purposes until its acquisition by us on May 12, 1999 and therefore incurred no Federal income taxes prior to the acquisition.

      Pro forma net income. We were a C corporation for the quarter ended June 30, 2000 and therefore there is no pro forma information for that period. Prior to its acquisition by us on May 12, 1999, TVG was an S corporation. Pro forma net income for the quarter ended June 30, 1999 of $1.6 million assumes that TVG was taxed for Federal and state corporate income tax purposes as a C corporation during that period.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

      Revenue. Revenue for the six months ended June 30, 2000 was $147.1 million, an increase of 80.9% over revenue of $81.3 million for the six months ended June 30, 1999. This increase in revenue was generated primarily from the continued renewal and expansion of existing product detailing programs and the expansion of our client base, including several product detailing programs that started during the fourth quarter of 1999 and the first quarter of 2000.

      Program expenses. Program expenses for the six months ended June 30, 2000 were $108.2 million, an increase of 80.1% over program expenses of $60.1 million for the six months ended June 30, 1999. As a percentage of revenue, program expenses decreased to 73.6% in the 2000 period from 73.9% in the corresponding 1999 period. This decrease was caused by the high gross profit realized on our incentive payments and efficiencies associated with the rollout of new programs offset by a greater proportion of larger programs with longer term durations which have slightly lower gross profit margins but afford the opportunity for additional compensation through the achievement of performance incentives.

      Compensation expense. Compensation expense for the six months ended June 30, 2000 was $15.2 million, an increase of 67.8% over compensation expense of $9.1 million for the six months ended June 30, 1999. As a percentage of revenue, compensation expense decreased to 10.3% in the first half of 2000 from 11.1% in the comparable 1999 period. This decrease as a percentage of revenue is a result of continued operating efficiencies that we have realized through our growth.

      Other selling, general and administrative expenses. Other selling, general and administrative expenses for the six months ended June 30, 2000 were $7.0 million, an increase of 82.7% over other selling, general and administrative expenses of $3.8 million for the six months ended June 30, 1999. As a percentage of revenue, other selling, general and administrative expenses in the first half of 2000 were consistent with the first half of 1999.

      Operating income. Operating income for the six months ended June 30, 2000 was $16.7 million compared to operating income of $7.0 million for the six months ended June 30, 1999. As a percentage of revenue, operating income increased to 11.3% for the 2000 period from 8.6% in the corresponding 1999 period. Excluding acquisition and related expenses of $1.3 million, operating income would have been $8.4 million, or 10.3%, for the six months ended June 30, 1999.

      Other income, net. Other income for the six months ended June 30, 2000 was $0.9 million compared to other income of $1.6 million, all of which was interest income, for the six months ended June 30, 1999. Other income for the 2000 period consisted of interest income of $3.4 million which was partially offset by our share in the losses of iPhysicianNet of $2.5 million. The increase in interest income was due to the investment of the proceeds of our secondary offering and rising interest rates.

      Provision for income taxes. Income taxes of $7.2 million for the six months ended June 30, 2000 and $3.3 million for the six months ended June 30, 1999 consisted of Federal and state corporate income taxes. TVG was an S corporation for Federal income tax purposes until its acquisition by us on May 12, 1999 and therefore incurred no Federal income taxes prior to the acquisition.

      Pro forma net income. We were a C corporation for the six months ended June 30, 2000 and therefore there is no pro forma information for that period. Prior to its acquisition by us on May 12, 1999, TVG was an S corporation. Pro forma net income for the six months ended June 30, 1999 of $4.6 million assumes that TVG was taxed for Federal and state corporate income tax purposes as a C corporation during that period.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2000, we had cash and cash equivalents of approximately $111.8 million and working capital of $106.3 million compared to cash and cash equivalents of approximately $57.8 million and working capital of $53.1 million at December 31, 1999.

      For the six months ended June 30, 2000, net cash provided by operating activities was $13.0 million, an increase of $3.7 million from cash provided by operating activities of $9.3 million for the same period in 1999. The main component of cash provided by operating activities for the six months ended June 30, 2000 was net income from operations of $10.5 million. The balances in "Other changes in assets and liabilities" may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues. These fluctuations may vary in size and direction each reporting period.

      For the six months ended June 30, 2000, net cash used in investing activities was $2.7 million compared to net cash provided by investing activities of $0.4 million for the same period in 1999. Net cash used in investing activities for the six months ended June 30, 2000 consisted of $2.5 million in connection with the investment in iPhysicianNet and $1.8 million in purchases of property and equipment, partially offset by the sale of $1.6 million in short-term investments.

      For the six months ended June 30, 2000, net cash provided by financing activities of $43.7 million consisted primarily of the net proceeds from our secondary offering of $41.7 million, the repayment of loan from officer of $1.4 million and proceeds from the exercise of stock options of $0.6 million.

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

(4)(vii)   Use of Proceeds:
           $46,422,000 of temporary investments with average maturities of three months as of June 30, 2000.

Item 3 - Not Applicable

Item 4 - Submission of matters to a vote of security holders

      On June 7, 2000 the Company held its 2000 annual meeting of stockholders. At the meeting, John M. Pietruski and Charles T. Saldarini were re-elected as Class III Directors of the Company for three-year terms with 12,803,711 votes cast in favor of their election and 47,709 votes withheld. In addition, the Professional Detailing, Inc. 2000 Omnibus Incentive Compensation Plan was approved with 9,817,594 votes in favor, 1,945,440 votes against and 11,764 abstentions.

Item 5 - Not Applicable

Item 6 - Not Applicable

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 11, 2000                         PROFESSIONAL DETAILING, INC.


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

August 11, 2000                         PROFESSIONAL DETAILING, INC.


                                        By:
                                           -------------------------------------
                                           Charles T. Saldarini, President
                                           and Chief Executive Officer


                                        By:
                                           -------------------------------------
                                           Bernard C. Boyle
                                           Chief Financial and Accounting
                                           Officer