Form 10-Q
period 2000-09-30
PROFESSIONAL DETAILING INC
filed 2000-11-14
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24249

                          PROFESSIONAL DETAILING, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                         22-2919486
-------------------------------                  ------------------------------
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

                                     Yes |X| No |_|

As of November 10, 2000 the Registrant had a total of 13,744,500 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                          PROFESSIONAL DETAILING, INC.

PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1. Consolidated Financial Statements

        Balance Sheets -- September 30, 2000 and December 31, 1999......    3

        Statements of Operations -- Three and Nine Months
        Ended September 30, 2000 and 1999...............................    4

        Statements of Cash Flows -- Nine Months
        Ended September 30, 2000 and 1999        .......................    5

        Notes to Financial Statements...................................    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................    11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................. Not Applicable
Item 2. Changes in Securities and Use of Proceeds.......................    16
Item 3. Default Upon Senior Securities...................... Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders. Not Applicable
Item 5. Other Information................................... Not Applicable
Item 6. Exhibits and Reports on Form 8-K.................... Not Applicable


SIGNATURES..............................................................    18

                          PROFESSIONAL DETAILING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,   December 31,
                                                                           2000            1999
                                                                       -------------   -------------
                                                                        (unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents .......................................   $ 118,630,688   $  57,787,334
   Short-term investments ..........................................              --       1,677,317
   Contract payments receivable ....................................      28,769,600      28,940,944
   Unbilled costs and accrued profits on contracts in progress .....       3,486,349       2,257,400
   Deferred training ...............................................       7,789,444         998,675
   Other current assets ............................................       4,890,311       2,438,511
   Deferred tax asset ..............................................         210,544         352,312
                                                                       -------------   -------------
Total current assets ...............................................     163,776,936      94,452,493
Net property, plant & equipment ....................................       6,109,046       3,707,357
Other long-term assets .............................................       4,857,742       4,800,120
                                                                       -------------   -------------
Total assets .......................................................   $ 174,743,724   $ 102,959,970
                                                                       =============   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................   $   3,559,134   $   6,033,665
   Payable to affiliate ............................................              --              --
   Accrued incentives ..............................................      12,129,961      10,361,480
   Accrued salaries and wages ......................................       6,958,327       3,870,745
   Unearned contract revenue .......................................      21,364,884      17,672,640
   Other accrued expenses ..........................................       8,893,263       3,370,620
                                                                       -------------   -------------
Total current liabilities ..........................................      52,905,569      41,309,150
                                                                       -------------   -------------
Long-term liabilities:
   Deferred tax liability ..........................................         575,009         575,009
   Other long-term liabilities .....................................         259,911         256,176
                                                                       -------------   -------------
Total long-term liabilities ........................................         834,920         831,185
                                                                       -------------   -------------
Total liabilities ..................................................   $  53,740,489   $  42,140,335
                                                                       -------------   -------------

Stockholders' equity:
   Common stock, $.01 par value; 30,000,000 shares authorized;
      shares issued and outstanding September 30, 2000 - 13,651,488;
      December 31, 1999 - 11,975,097 ...............................         136,515         119,751
   Preferred stock, $.01 par value, 5,000,000 shares authorized, no
      shares issued and outstanding ................................              --              --
Additional paid-in capital .........................................      90,080,364      47,413,320
Retained earnings ..................................................      30,786,356      14,633,627
Accumulated other comprehensive income .............................              --          92,224
Deferred compensation ..............................................              --         (11,293)
Loan to officer ....................................................              --      (1,427,994)
                                                                       -------------   -------------
Total stockholders' equity .........................................     121,003,235      60,819,635
                                                                       -------------   -------------
Total liabilities & stockholders' equity ...........................   $ 174,743,724   $ 102,959,970
                                                                       =============   =============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
                                                                  ---------------------------   ---------------------------
                                                                      2000           1999           2000           1999
                                                                  ------------   ------------   ------------   ------------
Revenue, net ..................................................   $ 84,366,996   $ 43,124,685   $231,444,986   $124,442,572
Program expenses (including related party amounts of
   $730,937 and $563,176 for the quarters ended September 30,
   2000 and 1999, and $1,795,088 and $1,309,965 for the nine
   months ended September 30, 2000 and 1999, respectively) ....     63,232,879     32,953,869    171,461,216     93,047,750
                                                                  ------------   ------------   ------------   ------------
Gross profit ..................................................     21,134,117     10,170,816     59,983,770     31,394,822
Compensation expense ..........................................      7,846,773      4,581,393     23,034,046     13,633,708
Other selling, general & administrative expenses ..............      5,862,602      2,095,357     12,841,128      5,914,024
Acquisition and related expenses ..............................             --        406,255             --      1,741,102
                                                                  ------------   ------------   ------------   ------------
Total selling, general & administrative expenses ..............     13,709,375      7,083,005     35,875,174     21,288,834
Operating income ..............................................      7,424,742      3,087,811     24,108,596     10,105,988
Other income, net .............................................      1,983,878        901,243      2,922,921      2,504,769
                                                                  ------------   ------------   ------------   ------------
Income before provision for taxes .............................      9,408,620      3,989,054     27,031,517     12,610,757
Provision for income taxes ....................................      3,700,586      1,793,654     10,871,184      5,062,490
                                                                  ------------   ------------   ------------   ------------
Net income ....................................................   $  5,708,034   $  2,195,400   $ 16,160,333   $  7,548,267
                                                                  ============   ============   ============   ============

Basic net income per share ....................................   $       0.42   $       0.18   $       1.21   $       0.63
                                                                  ============   ============   ============   ============
Diluted net income per share ..................................   $       0.41   $       0.18   $       1.19   $       0.62
                                                                  ============   ============   ============   ============
Basic weighted average number of shares outstanding ...........     13,646,817     11,965,222     13,414,680     11,953,558
                                                                  ============   ============   ============   ============
Diluted weighted average number of shares outstanding .........     13,960,762     12,179,361     13,639,397     12,171,307
                                                                  ============   ============   ============   ============

Pro forma data (unaudited) (see note 5):
Income before provision for taxes, as reported ................                                                $ 12,610,757
Pro forma provision for income tax ............................                                                   5,740,744
                                                                                                               ------------
Pro forma net income ..........................................                                                $  6,870,013
                                                                                                               ============

Pro forma basic net income per share ..........................                                                $       0.57
                                                                                                               ============
Pro forma diluted net income per share ........................                                                $       0.56
                                                                                                               ============
Pro forma basic weighted average number of shares outstanding .                                                  11,953,558
                                                                                                               ============
Pro forma diluted weighted average number of shares outstanding                                                  12,171,307
                                                                                                               ============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                   2000             1999
                                                               -------------    -------------
Cash Flows From Operating Activities
Net income .................................................   $  16,160,333    $   7,548,267
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation ......................................       1,011,107          703,468
         Non-cash compensation expense - stock options .....          11,293           33,948
         Deferred taxes, net ...............................              --          150,459
         Amortization of goodwill ..........................         314,475           32,442
         Loss on other investments .........................       2,500,000               --
     Other changes in assets and liabilities:
         Decrease (increase) in contract payments receivable         171,343       (3,069,618)
         (Increase) decrease in unbilled costs .............      (1,228,949)         463,094
         (Increase) in deferred training ...................      (6,790,769)        (762,935)
         (Increase) in other current assets ................      (2,451,800)        (105,885)
         (Increase) in other long-term assets ..............        (410,545)        (340,895)
         (Decrease) increase in accounts payable ...........      (2,474,531)       2,466,405
         Increase in accrued liabilities ...................       4,856,063        1,978,735
         Increase (decrease) in unearned contract revenue ..       3,692,244       (3,379,838)
         (Decrease) in payable to affiliate ................              --          (56,236)
         Increase (decrease) in other current liabilities ..       5,702,859         (314,995)
         Increase in other long-term liabilities ...........           3,736          112,713
                                                               -------------    -------------
Net cash provided by operating activities ..................      21,066,859        5,459,129
                                                               -------------    -------------

Cash Flows From Investing Activities
      Sale of short-term investments .......................       1,585,093          972,856
      Other investment .....................................      (2,500,000)              --
      Purchase of property and equipment ...................      (3,412,796)        (775,895)
      Cash paid for acquisition ............................              --       (4,100,000)
                                                               -------------    -------------
Net cash (used in) provided by investing activities ........      (4,327,703)      (3,903,039)
                                                               -------------    -------------


Cash Flows From Financing Activities
      Net proceeds from secondary offering .................      41,610,543               --
      Net proceeds from the exercise of stock options ......       1,073,264          390,192
      Distributions to S corporation stockholders ..........          (7,603)        (670,000)
      Repayment of loan from officer .......................       1,427,994               --
                                                               -------------    -------------
Net cash provided by (used in) financing activities ........      44,104,198         (279,808)
                                                               -------------    -------------

Net increase in cash and cash equivalents ..................      60,843,354        1,276,282
Cash and cash equivalents - beginning ......................      57,787,334       56,989,233
                                                               -------------    -------------
Cash and cash equivalents - ending .........................   $ 118,630,688    $  58,265,515
                                                               =============    =============

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of Professional Detailing, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

2. Secondary Public Offering of Common Stock

      On January 26, 2000, a secondary public offering of 2,800,000 shares of the Company's common stock was completed at a public offering price per share of $28.00, yielding net proceeds per share after deducting underwriting discounts of $26.35 (before deducting expenses of the offering). Of the shares offered, 1,399,312 shares were sold by the Company and 1,400,688 shares were sold by certain selling shareholders. In addition, in connection with the exercise of the underwriters' over-allotment option, an additional 420,000 shares were sold to the underwriters on February 1, 2000 on the same terms and conditions (210,000 shares were sold by the Company and 210,000 shares were sold by a selling shareholder). Net proceeds to the Company after expenses of the offering were approximately $41.6 million.

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

      Net revenue and net income of the separate companies for the three months ended March 31, 1999, the period preceding the acquisition, were as follows:

                                           Revenue, net        Net income
                                           ------------        -----------
      PDI                                  $34,580,979         $ 2,696,097
      TVG                                    5,730,771             625,482
                                           -----------         -----------
      Combined                             $40,311,750         $ 3,321,579
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

4. Other Investments

      In February 2000, the Company signed a three-year agreement with iPhysicianNet Inc. ("iPhysicianNet"). In connection with this agreement, the Company made an investment of $2.5 million in preferred stock of iPhysicianNet. Under the agreement PDI was appointed as the exclusive contract sales organization in the United States to be affiliated with the iPhysicianNet network, prospectively allowing PDI to offer e-detailing capabilities to its existing and potential clients. For the three and nine months ended September 30, 2000, the Company recorded net losses related to this investment of $0 and $2,500,000, respectively, which represented its share of iPhysicianNet's losses for the respective periods, up to the Company's original investment amount.

5. Pro Forma Information

      Prior to its acquisition in May 1999, TVG was an S corporation and not subject to Federal income tax. During such periods the net income of TVG had been reported by and taxed directly to the pre-acquisition shareholders rather than TVG. Accordingly, for informational purposes, the accompanying statements of operations for the three and nine months ended September 30, 1999 include a pro forma adjustment for the income taxes which would have been recorded had TVG been a C corporation for the periods presented based on the tax laws in effect during those periods. The pro forma adjustment for income taxes is based upon the statutory rates in effect for C corporations during the three and nine months ended September 30, 1999. The pro forma adjustment for income taxes for the three and nine months ended September 30, 1999 also reflects the non-deductibility of certain acquisition related costs.

6. New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was originally effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS
137). SFAS 137 defers the effective date of SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 138). SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company is evaluating the impact that the adoption of these pronouncements will have on its earnings, comprehensive income and financial position.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No 101 ("SAB 101") which provides guidelines in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, the SEC has issued related guidance, which has extended the implementation date of SAB 101 until the fourth quarter of 2000. The Company does not expect this statement to have a material impact on its financial statements.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). The interpretation clarifies and provides additional guidance in connection with the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not expect this interpretation to have a material impact on its financial statements.

7. Basic and Diluted Net Income Per Share

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2000 and 1999 is as follows:

                                           Three Months Ended        Nine Months Ended
                                             September 30,              September 30,
                                        -----------------------   -----------------------
                                           2000         1999         2000         1999
                                        ----------   ----------   ----------   ----------
Basic weighted average number
      of common shares outstanding ..   13,646,817   11,965,222   13,414,680   11,953,558
Dilutive effect of stock options ....      313,945      214,139      224,717      217,749
                                        ----------   ----------   ----------   ----------
Diluted weighted average number
      of common shares outstanding ..   13,960,762   12,179,361   13,639,397   12,171,307
                                        ==========   ==========   ==========   ==========

8. Investments

      At December 31, 1999, the Company had investments of $1.7 million, which were classified as available-for-sale securities and recorded at fair market value. These investments were sold during the quarter ended March 31, 2000. The sale resulted in a gain of $163,815, which was recognized in "Other income, net" during the quarter ended March 31, 2000 and nine months ended September 30, 2000. As of September 30, 2000, the Company had no investments classified as available-for-sale securities.

9. Comprehensive Income

      A reconciliation of net income as reported in the Consolidated Statements of Operations to comprehensive income, net of taxes is presented in the table below.

                                              Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                          ---------------------------    ----------------------------
                                              2000           1999            2000            1999
                                          ------------   ------------    ------------    ------------
Net income                                $  5,671,700   $  2,195,400    $ 16,160,333    $  7,548,267
Other comprehensive income, net of tax:
      Unrealized holding gain on
        available-for-sale securities
        arising during period                       --        (72,499)             --          84,440
      Reclassification adjustment for
        gains included in net income                --             --         (92,224)             --
                                          ------------   ------------    ------------    ------------
Comprehensive income                      $  5,671,700   $  2,122,901    $ 16,068,109    $  7,632,707
                                          ============   ============    ============    ============

10. Segment Information

      PDI is organized primarily on the basis of its four principal service offerings, which include customized contract sales services, marketing research and consulting services, professional education and communication services and commercialization services. Marketing research and consulting services, professional education and communication services and commercialization services have been combined to form the "All other" category.

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

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                     September 30,
                                         ------------------------------    ------------------------------
                                             2000             1999             2000             1999
                                         -------------    -------------    -------------    -------------
Revenues
      Contract sales services            $  79,478,572    $  37,220,198    $ 216,146,282    $ 106,188,847
      All other                              4,888,424        5,904,487       15,298,704       18,253,725
                                         -------------    -------------    -------------    -------------
           Total                         $  84,366,996    $  43,124,685    $ 231,444,986    $ 124,442,572
                                                          =============    =============    =============

Operating income, adjusted for
   acquisition expenses
      Contract sales services            $   9,694,073    $   2,714,557    $  25,326,379    $   9,540,448
      All other                             (2,269,331)         779,509       (1,217,783)       2,306,642
                                         -------------    -------------    -------------    -------------
           Total                         $   7,424,742    $   3,494,066    $  24,108,596    $  11,847,090
                                         =============    =============    =============    =============

Reconciliation of operating
   income to income before
   provision for income taxes
      Total operating income
        for operating groups             $   7,424,742    $   3,494,066    $  24,108,596    $  11,847,090
      Acquisition and related expenses              --         (406,255)              --       (1,741,102)
      Other income, net                      1,983,878          901,243        2,922,921        2,504,769
                                         -------------    -------------    -------------    -------------
           Income before provision
             for income taxes            $   9,408,620    $   3,989,054    $  27,031,517    $  12,610,757
                                         =============    =============    =============    =============

Capital expenditures
      Contract sales services            $   1,503,181    $     178,891    $   2,952,758    $     686,511
      All other                                211,323           36,161          460,038           89,384
                                         -------------    -------------    -------------    -------------
           Total                         $   1,714,504    $     215,052    $   3,412,796    $     775,895
                                         =============    =============    =============    =============

Depreciation expense
      Contract sales services            $     299,486    $     149,188    $     756,953    $     409,317
      All other                                 89,209          100,393          254,154          294,151
                                         -------------    -------------    -------------    -------------
           Total                         $     388,695    $     249,581    $   1,011,107    $     703,468
                                         =============    =============    =============    =============

11. Subsequent Events

      In October 2000, our wholly owned subsidiary, LifeCycle Ventures, Inc.
(LCV), signed an agreement with Glaxo Wellcome Inc., extending through December 31, 2005, for the exclusive U.S. marketing, sales and distribution rights for Ceftin Tablets and Ceftin for Oral Suspension (cefuroxime axetil), two dosage forms of a cephalosporin antibiotic. Ceftin is indicated for acute bacterial respiratory infections such as acute sinusitis, bronchitis and otitis media. Glaxo Wellcome retains certain regulatory responsibilities for Ceftin and ownership of all intellectual property relevant to Ceftin. Glaxo Wellcome will continue to manufacture the product. In connection with this agreement the Company has entered into a product purchase commitment with Glaxo Wellcome. This agreement provides for the Company to purchase certain minimum levels of product, in various dosage forms, during each calendar quarter of the agreement. This agreement is cancelable by either party upon not less than 120 days written notice.

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

GENERAL

      We are a leading provider of customized sales solutions to the pharmaceutical industry. We have designed and managed customized product detailing programs for some of the world's largest pharmaceutical companies, managed some of the largest contract sales efforts in the world and have long standing relationships with our major clients. We provide the following services:

o Dedicated Contract Sales Services, in which programs are customized to client specifications;

o Syndicated Contract Sales Services, provided through our ProtoCall unit, enabling clients to tap into an existing, large-scale sales team for specific detail positions and periods;

o Recruitment, in which clients utilize our team of national recruiters to outsource the building of new sales forces, for sales force expansions and to fill vacancies;

o Medical Education and Communication Services, provided through our TVG unit, in which clients can access continuing medical education, Sales Force Tactical Briefings(TM) and peer to peer promotion;

o Marketing Research and Consulting Services, provided through our TVG unit, enabling clients to study qualitative and quantitative aspects of brand performance on a pre-launch, launch and continuing basis; and

o Commercialization Services, provided through our LCV unit, enabling all types of pharmaceutical and biotechnology clients to extend or enhance product growth through long-term creative risk and gain sharing agreements.

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

           On May 12, 1999, we acquired 100% of the capital stock of TVG, Inc. ("TVG") in a merger transaction. In connection with that transaction, we issued 1,256,882 shares of our common stock in exchange for the outstanding shares of TVG. The acquisition has been accounted for as a pooling of interests and, accordingly, all prior periods presented in the accompanying consolidated financial statements have been restated to include the accounts and operations of TVG. The acquisition of TVG expands the scope of high quality services that we provide to the pharmaceutical industry. TVG has provided services to 18 of the top 20 pharmaceutical companies. Through its Marketing Research and Consulting division, TVG provides brand marketing strategy, product profiling, positioning, and message development services. Projects run across the full range of product lifecycles, with an emphasis on the critical pre-launch planning phase. Through its Education/Communications division, TVG provides a broad spectrum of professional education and communication services, including teleconferences and on-site hospital programs.

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

      On January 26, 2000, a public offering of 2,800,000 shares of our common stock was completed at a public offering price per share of $28.00, yielding net proceeds per share after deducting underwriting discounts of $26.35 (before deducting expenses of the offering). Of the shares offered, 1,399,312 shares were sold by us and 1,400,688 shares were sold by certain selling shareholders. In addition, in connection with the exercise of the underwriters' over-allotment option, an additional 420,000 shares were sold to the underwriters on February 1, 2000 on the same terms and conditions (210,000 shares were sold by us and 210,000 shares were sold by a selling shareholder). Net proceeds to us after expenses of the offering were approximately $41.6 million.

      In February 2000, we signed a three-year agreement with iPhysicianNet Inc. ("iPhysicianNet"). In connection with this agreement, we made an investment of $2.5 million in preferred stock of iPhysicianNet. Under the agreement we were appointed the exclusive CSO in the United States to be affiliated with the iPhysicianNet network, allowing us to offer e-detailing capabilities to iPhysicianNet's and our existing and potential clients. For the three and nine months ended September 30, 2000, we recorded net losses related to this investment of $0 and $2,500,000, respectively, which represented our share of iPhysicianNet's losses from the respective periods, up to the Company's original investment amount.

      In October 2000, our wholly owned subsidiary, LifeCycle Ventures, Inc.
(LCV), signed an agreement with Glaxo Wellcome Inc., extending through December 31, 2005, for the exclusive U.S. marketing, sales and distribution rights for Ceftin(R) Tablets and Ceftin(R) for Oral Suspension (cefuroxime axetil), two dosage forms of a cephalosporin antibiotic. Ceftin, which is indicated for acute bacterial respiratory infections such as acute sinusitis, bronchitis and otitis media, generated over $332 million in U.S. sales in 1999. Ceftin is the top selling oral cephalosporin in the U.S. and throughout the world. In July 2000, Ceftin was recommended by the Sinus and Allergy Health Partnership as first-line treatment for acute bacterial rhinosinusitis. In January 1999, the Centers for Disease Control and Prevention issued guidelines recommending Ceftin as one of only two oral antibiotics as second-line treatment of acute bacterial otitis media. Glaxo Wellcome retains certain regulatory responsibilities for Ceftin and ownership of all intellectual property relevant to Ceftin. Glaxo Wellcome will continue to manufacture the product. In connection with this agreement the Company has entered into a product purchase commitment with

Glaxo Wellcome. This agreement provides for the Company to purchase certain minimum levels of product, in various dosage forms, during each calendar quarter of the agreement. This agreement is cancelable by either party upon not less than 120 days written notice.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                                         Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                         ------------------      ------------------
                                                           2000       1999         2000       1999
                                                         -------    -------      -------    -------
Revenue, net ........................................     100.0%     100.0%       100.0%     100.0%
Program expenses ....................................      74.9       76.4         74.1       74.8
                                                          -----      -----        -----      -----
   Gross profit .....................................      25.1       23.6         25.9       25.2
Compensation expense ................................       9.3       10.6          9.9       11.0
Other selling, general and administrative expenses ..       7.0        4.9          5.6        4.7
Acquisition and related expenses ....................       0.0        0.9          0.0        1.4
                                                          -----      -----        -----      -----
   Total selling, general and administrative expenses      16.3       16.4         15.5       17.1
                                                          -----      -----        -----      -----
Operating income ....................................       8.8        7.2         10.4        8.1
Other income, net ...................................       2.3        2.1          1.3        2.0
                                                          -----      -----        -----      -----
   Income before provision for income taxes .........      11.1        9.3         11.7       10.1
Provision for income taxes ..........................       4.4        4.2          4.7        4.0
                                                          -----      -----        -----      -----
   Net income .......................................       6.7%       5.1%         7.0%       6.1%
                                                          =====      =====        =====      =====

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

      Revenue. Revenue for the quarter ended September 30, 2000 was $84.4 million, an increase of 95.6% over revenue of $43.1 million for the quarter ended September 30, 1999. This increase in revenue was generated primarily from the continued renewal and expansion of existing product detailing programs and the expansion of our client base, including several product detailing programs that started during the fourth quarter of 1999 and the first and third quarters of 2000.

      Program expenses. Program expenses for the quarter ended September 30, 2000 were $63.2 million, an increase of 91.9% over program expenses of $33.0 million for the quarter ended September 30, 1999. As a percentage of revenue, program expenses decreased to 74.9% in the quarter ended September 30, 2000 period from 76.4% in the corresponding 1999 period. This decrease is due primarily to various efficiencies attained within the contract sales programs in the quarter ended September 30, 2000.

      Compensation expense. Compensation expense for the quarter ended September 30, 2000 was $7.8 million, an increase of 71.3% over compensation expense of $4.6 million for the quarter ended September 30, 1999. As a percentage of revenue, compensation expense decreased to 9.3% in the third quarter of 2000 from 10.6% in the comparable 1999 period. This decrease as a percentage of revenue is a result of continued operating efficiencies that we have realized through our growth.

      Other selling, general and administrative expenses. Other selling, general and administrative expenses for the quarter ended September 30, 2000 were $5.9 million, an increase of 179.8% over other selling, general and administrative expenses of $2.1 million for the quarter ended September 30, 1999. As a percentage of revenue, other selling, general and administrative expenses increased to 7.0% in the third quarter of 2000 from 4.9% in the comparable 1999 period. This increase as a percentage of revenue is a result of start-up costs incurred by our wholly owned subsidiary LCV in connection with our five-year distribution agreement with Glaxo Wellcome Inc. Excluding start-up costs of $2.4 million, other selling, general and administrative expenses decreased to 4.2% in the third quarter of 2000 from 4.9% in the comparable 1999 period.

      Operating income. Operating income for the quarter ended September 30, 2000 was $7.4 million compared to operating income of $3.1 million for the quarter ended September 30, 1999. As a percentage of revenue, operating income increased to 8.8% for the quarter ended September 30, 2000 from 7.2% in the corresponding 1999 period. Excluding acquisition and related expenses of $0.4 million, operating income would have been $3.5 million or 8.1% for the three months ended September 30, 1999. Excluding start-up costs of $2.4 million incurred by our wholly owned subsidiary LCV in connection with our five-year distribution agreement with Glaxo Wellcome Inc, operating income would have been $9.8 million or 11.6% for the three months ended September 30, 2000.

      Other income, net. Other income for the quarter ended September 30, 2000 was $2.0 million compared to other income of $0.9 million for the quarter ended September 30, 1999. The increase was primarily due to interest income from the investment of the proceeds of our secondary offering, the increase in net cash provided by operations from the fourth quarter of 1999 through September 2000 and rising interest rates.

      Provision for income taxes. Income taxes of $3.7 million for the quarter ended September 30, 2000 and $1.8 million for the quarter ended September 30, 1999 consisted of Federal and state corporate income taxes, at the approximate combined tax rate of 40%.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Revenue. Revenue for the nine months ended September 30, 2000 was $231.4 million, an increase of 86.0% over revenue of $124.4 million for the nine months ended September 30, 1999. This increase in revenue was generated primarily from the continued renewal and expansion of existing product detailing programs and the expansion of our client base, including several product detailing programs that started during the fourth quarter of 1999 and the first and third quarters of 2000.

      Program expenses. Program expenses for the nine months ended September 30, 2000 were $171.5 million, an increase of 84.3% over program expenses of $93.0 million for the nine months ended September 30, 1999. As a percentage of revenue, program expenses decreased to 74.1% in the 2000 period from 74.8% in the corresponding 1999 period. This decrease was caused by the high gross profit realized on our incentive payments and efficiencies associated with the rollout of new programs offset by a greater proportion of larger programs with longer term durations which have slightly lower gross profit margins but afford the opportunity for additional compensation through the achievement of performance incentives.

      Compensation expense. Compensation expense for the nine months ended September 30, 2000 was $23.0 million, an increase of 68.9% over compensation expense of $13.6 million for the nine months ended September 30, 1999. As a percentage of revenue, compensation expense decreased to 9.9% in the nine months ended September 30, 2000 from 11.0% in the comparable 1999 period. This decrease as a percentage of revenue is a result of continued operating efficiencies that we have realized through our growth.

      Other selling, general and administrative expenses. Other selling, general and administrative expenses for the nine months ended September 30, 2000 were $12.8 million, an increase of 117.1% over other selling, general and administrative expenses of $5.9 million for the nine months ended September 30, 1999. As a percentage of revenue, other selling, general and administrative expenses increased to 5.6% for the 2000 period from 4.7% in the corresponding 1999 period. This increase as a percentage of revenue is a result of start-up costs incurred by our wholly owned subsidiary LCV in connection with our five-year distribution agreement with Glaxo Wellcome Inc. Excluding start-up costs of $2.4 million, other selling, general and administrative expenses decreased to 4.5% in the nine months ended September 30, 2000 from 4.7% in the comparable 1999 period.

      Operating income. Operating income for the nine months ended September 30, 2000 was $24.1 million compared to operating income of $10.1 million for the nine months ended September 30, 1999. As a percentage of revenue, operating income increased to 10.4% for the 2000 period from 8.1% in the corresponding 1999 period. Excluding acquisition and related expenses of $1.7 million, operating income would have been $11.8 million, or 9.5%, for the nine months ended September 30, 1999. Excluding start-up costs of $2.4 million incurred by our wholly owned subsidiary LCV in connection with our five-year distribution agreement with Glaxo Wellcome Inc, operating income would have been $26.5 million or 11.4% for the nine months ended September 30, 2000.

      Other income, net. Other income for the nine months ended September 30, 2000 was $2.9 million compared to other income of $2.5 million for the nine months ended September 30, 1999. Other income for the 2000 period consisted of net interest income of $5.4 million which was partially offset by our share in the losses of iPhysicianNet of $2.5 million. Other income for the 1999 period consisted primarily of net interest income. The increase in interest income was due to the investment of the proceeds of our secondary offering, the increase in net cash provided by operations from the fourth quarter of 1999 through September 2000 and rising interest rates.

      Provision for income taxes. Income taxes of $10.9 million for the nine months ended September 30, 2000 and $5.1 million for the nine months ended September 30, 1999 consisted of Federal and state corporate income taxes. TVG was an S corporation for Federal income tax purposes until its acquisition by us on May 12, 1999 and therefore incurred no Federal income taxes prior to the acquisition.

      Pro forma net income. We were a C corporation for the nine months ended September 30, 2000 and therefore there is no pro forma information for that period. Prior to its acquisition by us on May 12, 1999, TVG was an S corporation. Pro forma net income for the nine months ended September 30, 1999 of $6.9 million assumes that TVG was taxed for Federal and state corporate income tax purposes as a C corporation during that period.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2000, we had cash and cash equivalents of approximately $118.6 million and working capital of $110.9 million compared to cash and cash equivalents of approximately $57.8 million and working capital of $53.1 million at December 31, 1999.

      For the nine months ended September 30, 2000, net cash provided by operating activities was $21.1 million, an increase of $15.6 million from cash provided by operating activities of $5.5 million for the same period in 1999. The main component of cash provided by operating activities for the nine months ended September 30, 2000 was net income from operations of $16.2 million. The balances in "Other changes in assets and liabilities" may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues. These fluctuations may vary in size and direction each reporting period.

      For the nine months ended September 30, 2000, net cash used in investing activities was $4.3 million compared to net cash used in investing activities of $3.9 million for the same period in 1999. Net cash used in investing activities for the nine months ended September 30, 2000 consisted of $2.5 million in connection with the investment in iPhysicianNet and $3.4 million in purchases of property and equipment, partially offset by the sale of $1.6 million in short-term investments.

      For the nine months ended September 30, 2000, net cash provided by financing activities of $44.1 million consisted primarily of the net proceeds from our secondary offering of $41.6 million, the repayment of loan from officer of $1.4 million and proceeds from the exercise of stock options of $1.1 million.

      During the fourth quarter of 2000, LCV will begin marketing and distributing Ceftin pursuant to our Distribution Agreement with Glaxo Wellcome Inc. This agreement is cancelable by either party upon not less than 120 days written notice. As part of our agreement, LCV is required to purchase certain minimum levels of Ceftin during each calendar quarter. In addition, we purchased Glaxo Wellcome's inventory of Ceftin product that existed as of October 1, 2000. In order to meet anticipated demand, LCV intends to maintain an inventory of Ceftin that we expect to average between $30 to $60 million in foreseeable periods. In the event that management's estimates of the demand for Ceftin are not accurate, or the timing on collections on Ceftin related receivables is slower than anticipated, the LCV - Ceftin transaction could have a material adverse impact on the Company's results of operations, cash flows and liquidity.

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

(4)(vii) Use of Proceeds: $46,422,000 of temporary investments with average maturities of three months as of September 30, 2000.

Item 3 - Not Applicable

Item 4 - Not Applicable

Item 5 - Not Applicable

Item 6 - Not Applicable

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 14, 2000                       PROFESSIONAL DETAILING, INC.


                                            By: /s/ Charles T. Saldarini
                                                --------------------------------
                                                Charles T. Saldarini,
                                                Chief Executive Officer


                                            By: /s/ Bernard C. Boyle
                                                --------------------------------
                                                Bernard C. Boyle
                                                Chief Financial and Accounting
                                                Officer