Form 10-K405
period 2000-12-31
PROFESSIONAL DETAILING INC
filed 2001-03-28
CIK 1054102

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

                   For the fiscal year ended December 31, 2000

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-24249


                          PROFESSIONAL DETAILING, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                               22-2919486
             ------------------                      -------------------
               (State or Other                        (I.R.S. Employer
               Jurisdiction of                       Identification No.)
              Incorporation or
                Organization)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001 was approximately $383,275,000.

      The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 23, 2001 was 13,860,223 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                          PROFESSIONAL DETAILING, INC.

                             Form 10-K Annual Report

                                TABLE OF CONTENTS


                                                                            Page
PART I........................................................................3
  Item 1.   Business..........................................................3
  Item 2.   Properties.......................................................17
  Item 3.   Legal Proceedings................................................17
  Item 4.   Submission of Matters to a Vote of Security Holders..............17
PART II......................................................................17
  Item 5.   Market for our Common Equity and Related Stockholder Matters.....17
  Item 6.   Selected Financial Data..........................................18
  Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................20
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.......29
  Item 8.   Financial Statements and Supplementary Data......................29
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial disclosures.....................................29
PART III.....................................................................30
  Item 10.  Directors and Executive Officers.................................30
  Item 11.  Executive Compensation...........................................32
  Item 12.  Security Ownership of Certain Beneficial Owners and Management...36
  Item 13.  Certain Relationships and Related Transactions...................36
PART IV......................................................................38
Item 14.  Exhibits and Financial Statement Schedules.........................38


                      FORWARD LOOKING STATEMENT INFORMATION

      Various statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that we can achieve our objectives or implement our plans. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business," "Certain Factors That May Affect Future Growth," and Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I

ITEM 1.  BUSINESS

Description of business

      We are a leading provider of sales and marketing services to the United States pharmaceutical industry. We have achieved our leadership position based on more than 13 years of designing and executing customized sales and marketing programs for many of the pharmaceutical industry's largest companies, including Abbott, Allergan, Astra-Zeneca, Bayer, GlaxoSmithKline, Novartis, Pfizer, Pharmacia, Procter & Gamble, Schering Plough, and Hofmann LaRoche. We have designed and implemented sales and marketing programs that promote, and have conducted marketing research for, more than 100 products, including some of the leading prescription medications.

      Within our three operating segments we provide the following services:

      o dedicated contract sales services, in which detailing programs are customized to client specifications;

      o syndicated contract sales services, provided through our ProtoCall unit, enabling clients to tap into an existing, large-scale sales team for specific detail positions and periods;

      o LifeCycle X-Tension(TM) services, providing sales, marketing and distribution services for companies facing portfolio optimization challenges;

      o LifeCycle Launch(TM) services, providing commercial launch services for emerging and biotechnology companies to independently launch new brands;

      o marketing research and consulting services, provided through our TVG unit, enabling clients to study qualitative and quantitative aspects of brand performance on a pre-launch, launch and continuing basis; and

      o medical education and communication services, provided through TVG, through which clients can access continuing medical education, Sales Force Tactical Briefings(TM) and peer-to-peer promotion.

      Contract sales

      Our clients engage us on a contractual basis to design and implement product detailing programs for both prescription and over-the-counter (OTC) pharmaceutical products. Product detailing involves meeting face-to-face with targeted prescribers and other healthcare decision-makers to provide a technical review of the product being promoted. Contract sales organizations (CSOs) have evolved from providing part-time detailing support for OTC products into turn-key commercialization partners handling some of the leading prescription pharmaceutical compounds. Since the early 1990s, the United States pharmaceutical industry has increasingly used CSOs to provide detailing services to introduce new products and supplement existing sales efforts.

      Our product detailing programs typically include three phases: design, execution and assessment. In the program design phase, we work with the client to understand needs, define objectives, select targets and determine appropriate staffing. Program execution involves recruiting, hiring, training and managing a sales force, which performs detail calls promoting the particular client's pharmaceutical products. Assessment, the last phase of the program, involves measurement of sales force performance and program success relative to the goals and objectives outlined in the program design phase.

      A dedicated contract sales program typically involves designing and deploying a fully integrated sales force customized to the client's particular needs. A dedicated sales force details one to three products of a single client during a call.

      Through our ProtoCall subsidiary, the leading provider of syndicated detailing programs to the United States pharmaceutical industry, we also provide syndicated contract sales programs. A syndicated sales program utilizes a team of highly qualified sales representatives to promote non-competing products of multiple manufacturers. Because the costs associated with a syndicated sales force are shared among the various manufacturers, these programs may be less expensive than programs involving a dedicated sales force. In addition, since the sales force is already deployed, the detailing program can be launched even more quickly than a program using a dedicated sales force.

    Product sales and distribution

    In June 2000, we formed LifeCycle Ventures, Inc. (LCV) to compete more fully for pharmaceutical commercialization opportunities. LCV undertakes performance-based sales, marketing and distribution assignments, taking over completely, or in cooperation with the client, the sales, marketing and distribution function of brands. This service has a broad target customer base, including all tiers of the pharmaceutical and biotechnology sectors. Over the next several years, we expect this new service offering to be an important contributor to our growth.

     Through LCV, we offer pharmaceutical and biotechnology manufacturers a new approach towards optimizing their portfolios. This approach may be more beneficial to us and our clients than traditional alternatives, such as out-licensing or selling these brands. Through LCV, we couple our sales and marketing expertise with creative financial strategies to maximize brand profitability. LCV draws on our expertise in sales, product marketing, brand management and managed care and trade relations to maximize the sales and profit potential of brands by funding and managing their commercialization in return for a fee or a percentage of the product sales. LCV's services are appropriate for brands at all stages of their lifecycle; from mature brands, through LCV's LifeCycle X-Tension group, to emerging brands, through LCV's LifeCycle Launch group.

     Our LifeCycle X-Tension strategy is to seek opportunities with established branded pharmaceutical products and to increase their sales by executing focused marketing and promotion. In doing so, we seek to extend the product's life cycle beyond the period a pharmaceutical firm typically expects profitable growth. Cost containment initiatives and consolidation among large, global pharmaceutical companies have created substantial opportunities for us to provide commercialization services for established branded pharmaceutical products that:

     o    have remaining patent life;

     o can benefit from focused sales, marketing and brand management services including detailing, sampling, advertising and direct mail; or

     o    complement our existing product lines.

     In October 2000, LCV signed a five-year agreement with GlaxoSmithKline for the exclusive United States marketing, sales and distribution rights for Ceftin(R) Tablets and Ceftin(R) for Oral Suspension (cefuroxime axetil), two dosage forms of a cephalosporin antibiotic. Ceftin, which is indicated for acute bacterial respiratory infections such as acute sinusitis, bronchitis and otitis media, generated over $332 million in United States sales in 1999. Ceftin is the top selling oral cephalosporin in the United States and in the world. In July 2000, Ceftin was recommended by the Sinus and Allergy Health Partnership as first-line treatment for acute bacterial rhinosinusitis. In January 1999, the Centers for Disease Control and Prevention issued guidelines recommending Ceftin as one of only two oral antibiotics as second-line treatment of acute bacterial otitis media. GlaxoSmithKline retains some regulatory responsibilities for Ceftin and ownership of all intellectual property relevant to Ceftin and will continue to manufacture the product.

     Our LifeCycle Launch strategy is to partner with pharmaceutical and biotechnology companies that either do not have the resources to commercialize and launch a new product or would rather allocate their resources to other products in their portfolio. LifeCycle Launch intends to work with products beginning two years prior to launch through the entire commercialization period. In November 2000, we signed a five-year agreement with United Therapeutics Corporation under which we will provide a broad range of pre-launch and launch commercialization services for Beraprost(TM), a compound under development for peripheral vascular disease.

     Marketing services

     Through TVG, we provide marketing research and consulting services, as well as medical education and communication services, to the pharmaceutical and biotechnology industries. These services can be utilized on a stand alone basis or in support of our commercialization services. Our marketing research and consulting services enable clients to study qualitative and quantitative aspects of brand performance on a pre-launch, launch and continuing basis. Through our medical education and communication services, clients can access continuing medical education, Sales Force Tactical Briefings(TM) and peer-to-peer promotion.

     The three service categories described above comprise the basis of our segment reporting for 2000. As our business evolves, existing and new services may be grouped differently within segments. Financial information for the operating segments can be found in note 21 to the consolidated financial statements included elsewhere in this report.

Corporate growth

     We have generated strong internal growth by renewing and expanding programs with existing clients and by securing new business from leading pharmaceutical companies. In 2000 we further expanded our operations by launching our product sales and distribution business. We believe that we are the largest CSO operating in the United States measured both by revenue and total number of sales representatives used in detailing programs. The number of sales representatives employed by us has grown from 134 as of January 1, 1995 to 3,319 as of December 31, 2000, consisting of 2,947 full-time sales representatives and 372 part-time sales representatives. While none of our sales representatives at January 1, 1995 were full-time employees, 89% of our sales representatives at December 31, 2000 were full-time employees.

     We believe that growth in the pharmaceutical industry is being driven primarily by:

     o    an aging population;

     o technological developments, which have increased the number of medical conditions that can be treated or prevented by drugs; and

     o managed care's preference for drug therapy over other treatment methods since drug therapy is generally less costly.

     Large pharmaceutical companies are focusing their marketing efforts on drugs with high volume sales, newer or novel drugs which have the potential for high volume sales, and products which fit within core therapeutic or marketing priorities. As a result, major pharmaceutical companies increasingly have sought to outsource the sales, marketing and distribution of specific products or complete product lines.

     We further believe that the trend toward the increased use of commercialization partners by pharmaceutical and biotechnology companies will continue due to the following industry dynamics:

     o pharmaceutical companies will continue to expand their product portfolios and as a result will need to add sales force capacity;

     o pharmaceutical companies will continue to face margin pressures and will seek to maintain flexibility by converting fixed costs to variable costs; and

     o a tremendous influx of investment dollars into the specialty pharmaceutical and biotechnology industries has decreased the reliance of these companies on the larger pharmaceutical companies for commercialization capabilities and marketing dollars.

     In order to leverage our competitive advantages, our growth strategy emphasizes:

     o enhancing our leadership position in the CSO market by maintaining our historical focus on high-quality contract sales services and by continuing to build and invest in our core competencies and operations;

     o continuing and expanding our concentrated marketing efforts to pharmaceutical and biotechnology companies for our commercialization services including brand management, managed care marketing, contract administration and trade relations;

     o offering additional promotional, marketing and educational services and further developing our existing detailing services;

     o    investigating and pursuing appropriate acquisitions; and

     o    entering new geographic markets.

Other recent developments

     In February 2000, we signed a three-year agreement with iPhysicianNet Inc.. iPhysicianNet is creating an internet based detailing service designed to enhance communication between drug manufacturers and physicians. Under our agreement with iPhysicianNet, we were appointed as the exclusive CSO in the United States for the iPhysicianNet network. As a result, once the service is available we will be able to offer e-detailing to existing and potential clients. In addition, as part of this agreement, we purchased $2.5 million worth of iPhysicianNet's preferred stock.

     During the fourth quarter of 2000, we invested approximately $760,000 in In2Focus Sales Development Services Limited, a United Kingdom contract sales company. In2Focus intends to provide a full range of sales-related services and technologies to the pharmaceutical industry.

Manufacturers and suppliers

     We do not have the capability to manufacture the pharmaceutical products we currently sell. As a result, we are dependent on GlaxoSmithKline to supply us with product. As part of our agreement with GlaxoSmithKline, LCV has minimum quarterly purchase requirements. If Glaxo is unable to supply product, our ability to ship product to our customers would be impaired, which could have an adverse effect on our business and results of operations. In addition, because we do not have expertise in these areas, we engaged an independent company to provide us with a full range of services relating to Ceftin, including inventory maintenance, shipping, billing and collections. Any change, delay or interruption in the distribution process could have a material effect on our business and results of operation.

Clients and contracts

     Clients

     We believe that our relationships with our clients, which include many of the largest pharmaceutical companies in the United States, are among our most important strategic assets and competitive advantages. We have enjoyed long-standing relationships with many of these clients, and a high percentage of our clients either renew their programs or enter into new contracts. We believe that the quality and stability of our client base promotes the consistency of our core business and that the scope and complexity of our clients' marketing needs present opportunities for expansion into new areas. There can be no assurance, however, that our clients will continue to renew or expand their relationships with us.

     Contracts

     Given the customized nature of our business, we utilize a variety of contract structures. Historically, most of our product detailing contracts were fee-for-services, i.e., the client pays a fee for a specified package of services. These contracts typically include performance benchmarks, such as a minimum number of sales representatives or a minimum number of calls. More recently, our contracts tend to have a lower base fee offset by built-in incentives we can earn based on our performance. In these situations, we have the opportunity to earn additional fees based on enhanced program results.

     Our product detailing contracts generally are for terms of one to three years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason upon 30 to 90 days notice. These contracts typically, but not always, provide for termination payments by the client upon a termination without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could adversely affect our future revenue and profitability. In February 2001, GlaxoSmithKline notified us that they were exercising their right to terminate one of our contracts without cause. The termination will be effective April 18 2001, 75 days following the date of the termination notice. Contracts may also be terminated for cause if we fail to meet stated performance benchmarks. To date, no programs have been terminated for cause.

     Our product detailing contracts typically contain cross-indemnification provisions between us and our client. The client will usually indemnify us against product liability and related claims arising from the sale of the product and we indemnify the clients with respect to the errors and omissions of our sales representatives in the course of their detailing activities. To date, we have not asserted, nor has there been asserted against us, any claim for indemnification under any contract.

     In connection with LCV, we anticipate that we will also use a variety of contract structures. The Ceftin agreement is a marketing and distribution contract, under which we have the exclusive right to market and distribute the designated Ceftin products in the United States. The agreement has a five-year term but is cancelable by either party without cause on 120 days notice In addition, the agreement specifically provides that we have exposure for product liability claims. If GlaxoSmithKline was to cancel this contract it could have a material adverse effect on our results of operations and financial position.

Ceftin distribution

     We market and sell Ceftin products through both full-time and part-time sales personnel. Ceftin products are sold primarily to wholesale drug distributors, retail chains and managed care providers. The wholesale drug distribution market is dominated by a limited number of large firms. For the year ended December 31, 2000, approximately 61.9% of our Ceftin sales were attributable to three distributors. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred.

     Our marketing and sales promotion for Ceftin principally targets general/family practitioners and internal medicine physicians through detailing and sampling to encourage physicians to prescribe Ceftin for the appropriate patients. The sales force is supported and supplemented in trade publications.

Significant customers

     Our significant customers are discussed in note 10 to the consolidated financial statements included elsewhere in this report.

Marketing

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

Competition

     Our competition includes in-house sales and marketing departments of pharmaceutical companies, other CSOs, the largest of which are Innovex (a subsidiary of Quintiles Transnational), the various sales and marketing affiliates of Ventiv Health (formerly Snyder Communications) and Nelson Professional Sales (a division of Nelson Communications, Inc.), emerging pharmaceutical companies and wholesale drug distributors. We also compete with other pharmaceutical companies for the distribution and marketing of pharmaceutical products. These competitors include Bradley Pharmaceuticals, Inc., Dura Pharmaceuticals, Inc. (purchased in 2000 by Elan Corporation PLC), and King Pharmaceuticals, Inc., and other companies that acquire branded products and product lines from other pharmaceutical companies. This is an entirely new business for us and, as such, we face all the risks generally associated with the marketing and distribution of pharmaceutical products. There are relatively few barriers to entry into the businesses in which we operate and, as the industry continues to evolve, new competitors are likely to emerge. Many of our current and potential competitors are larger than we are and have greater financial, personnel and other resources than we do. Increased competition may lead to price and other forms of competition that may have a material adverse effect on our business and results of operations.

     As a result of competitive pressures, pharmaceutical companies, as well as various organizations providing services to the pharmaceutical industry, are consolidating and are becoming targets of global organizations. This trend is likely to produce increased competition for clients and increased competitive pressures on smaller providers. If the trend in the pharmaceutical industry towards consolidation continues, pharmaceutical companies may have excess in-house sales force capacity and may, as a result, reduce or eliminate their use of CSOs. Although we intend to monitor industry trends and respond appropriately, we cannot be certain that we will be able to anticipate and successfully respond to such trends.

     We believe that the primary competitive factor affecting contract sales services is the ability to quickly hire, train, deploy and manage qualified sales representatives to implement product detailing programs. We also compete on the basis of such factors as reputation, quality of services, experience of management, performance record, customer satisfaction, ability to respond to specific client needs, integration skills and price. We believe we compete effectively with respect to each of these factors.

     Since Ceftin is generally established and commonly sold, we compete with companies that market and sell products with similar indications and alternate therapies during the period of patent protection and, subsequently, generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs and other invested capital in products and consequently are able to offer their products at considerably lower prices. There are, however, a number of tactics that enable products to remain profitable once patent protection ceases. These include establishing a strong brand image with the prescriber or the consumer, supported by developing a broader range of alternative formulations than the manufacturers of generic products typically supply.

Government and industry regulation

     The healthcare sector is heavily regulated by both government and industry. Various laws, regulations and guidelines promulgated by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and reimbursement of healthcare services and products, including pharmaceutical products. The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with Good Manufacturing Procedures, and to impose or seek injunctions, voluntary recalls, and civil monetary and criminal penalties. These restrictions or prohibitions on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition and results of operations.

     The Food, Drug and Cosmetic Act, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the United States Food and Drug Administration regulates all promotional activities involving prescription drugs. The distribution of pharmaceutical products is also governed by the Prescription Drug Marketing Act (PDMA), which regulates these activities at both the federal and state level. The PDMA imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceutical products even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners and require extensive record keeping and labeling of such samples for tracing purposes. The sale or distribution of pharmaceuticals is also governed by the Federal Trade Commission Act.

     Some of the services that we currently perform or that we may provide in the future may also be affected by various guidelines promulgated by industry and professional organizations. For example, ethical guidelines promulgated by the American Medical Association (AMA) govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern honoraria, and other items of pecuniary value, which AMA member physicians may receive, directly or indirectly, from pharmaceutical companies. Similar guidelines and policies have been adopted by other professional and industry organizations, such as Pharmaceutical Research and Manufacturers of America.

     There are also numerous federal and state laws pertaining to healthcare fraud and abuse. In particular, certain federal and state laws prohibit manufacturers, suppliers and providers from offering or giving or receiving kickbacks or other remuneration in connection with ordering or recommending purchase or rental of healthcare items and services. The federal anti-kickback statute imposes both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease, or order (or arrange for or recommend the purchase, lease, or order of), any item or service for which payment may be made by Medicare or certain federally-funded state healthcare programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the law can result in numerous sanctions, including criminal fines, imprisonment, and exclusion from participation in the Medicare and Medicaid programs.

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

     We cannot determine what effect changes in regulations or statutes or legal interpretations, when and if promulgated or enacted, may have on our business in the future. Changes could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuance of certain products, additional record keeping or expanded documentation of the properties of certain products and scientific substantiation. Such changes, or new legislation, could have a material adverse effect on our business, financial condition and results of operations. Our failure, or the failure of our clients to comply with, or any change in, the applicable regulatory requirements or professional organization or industry guidelines could, among other things, limit or prohibit us or our clients from conducting business activities as presently conducted, result in adverse publicity, increase the costs of regulatory compliance or result in monetary fines or other penalties. Any of these occurrences could have a material adverse affect on us.

Insurance

     We maintain various types of insurance relating to our operations. We cannot assure you that the insurance policies we have will cover all potential claims that may be brought against us or that the particular policy limits are adequate.

     Liability insurance

     We protect ourselves against potential liability by maintaining general liability and professional liability insurance, and by contractual indemnification provisions. We may seek to increase our existing policy limits or obtain additional insurance coverage in the future as our business grows. Although we have not experienced difficulty obtaining insurance coverage in the past, we cannot be certain that we can increase our existing policy limits or obtain additional insurance coverage on acceptable terms or at all. In addition, although our clients may indemnify us for their negligent conduct, that may not adequately protect us from liability.

    Product liability insurance

    In connection with our marketing and distribution of Ceftin, we maintain product liability insurance. To date, to our knowledge, no product liability claim has been made against us, and we have no reason to believe that any claim is pending or threatened. We cannot assure you that our product liability coverage is sufficient to protect us against any claim.

     Employment practice liability insurance

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

     Automobile Insurance

     We maintain a fleet of automobiles for our sales force and certain other employees. These automobiles are covered by a fleet automobile insurance policy.

     Other Insurance

     We maintain insurance to protect the inventory of Ceftin while in storage. We also maintain business interruption insurance to protect against sudden and unexpected events where manufacturing problems might make Ceftin unavailable to us.

                  CERTAIN FACTORS THAT MAY AFFECT FUTURE GROWTH

     The following factors may affect our future growth and should be considered by any prospective purchaser of our securities.

                              Risks Related to LCV

LCV represents a new business with which we have no prior experience. We cannot assure you that we will successfully execute our business plans for LCV.

     In October 2000, LCV entered into an agreement with GlaxoSmithKline, the owner of all the rights to, and the manufacturer of, the antibiotic Ceftin. Under this agreement, LCV acquired the exclusive right to distribute designated Ceftin products in the United States. This is an entirely new business for us and, as such, we face all the risks generally associated with emerging pharmaceutical companies. These risks include the following:

     o establishing and maintaining relationships with wholesale drug distributors, third party payors, retail drug chains and other distributors;

     o    attracting, hiring and retaining qualified personnel;

     o    complying with regulatory requirements;

     o    establishing inventory control procedures;

     o identifying and obtaining the rights to sell and distribute additional pharmaceutical products; and

     o    obtaining capital to finance the expansion of the business.

In addition, as a result of our agreement with GlaxoSmithKline, our operating expenditures have increased significantly. These expenditures include minimum purchase requirements of Ceftin, payments to third parties for inventory maintenance and control, distribution services and accounts receivable administration, as well as expenditures for sales and marketing.

If we are unable to increase sales of Ceftin, or if sales of Ceftin decline, our profitability could be adversely affected, which could adversely affect the price of our common stock.

     Under our agreement with GlaxoSmithKline, we are required to make minimum quarterly purchases of Ceftin. These minimum purchase requirements are based upon historical Ceftin sales. However, in order for this program to be profitable for us, we must increase sales of Ceftin significantly beyond these minimum purchase requirements. Decreased or lower-than-anticipated demand for Ceftin could materially adversely affect our operating results. The market demand for cephalosporin antibiotics, such as Ceftin, in the United States has been declining as a percentage of overall antibiotic sales. Other factors that could adversely affect sales of Ceftin include:

     o competition from new or existing drug products, including introduction of generic equivalents prior to the expiration of Ceftin's patents;

     o our ability to maintain adequate and uninterrupted sources of supply to meet demand;

     o    contamination of product lots or product recalls; and

     o changes in private health insurer reimbursement rates or policies for Ceftin.

     If we cannot maintain or increase sales of Ceftin from their current levels, our business, operations and financial results could be adversely affected. We cannot give any assurance that we will be able to maintain or increase the market for Ceftin.

The profitability of the Ceftin contract depends, in part, on the rebates and sales allowances we are required to pay our customers. If our assumptions are incorrect, our actual costs under the Ceftin contract will be greater than anticipated.

     The minimum purchase requirements under the Ceftin agreement assume a certain level of customer rebates and sales allowances. If these assumptions are incorrect -- i.e., actual rebates and allowances are higher than anticipated -- we would have to further increase the sales of Ceftin in order to make a profit. The assumptions are based on the historical experiences of Ceftin as well as estimated changes based on new facts and circumstances. We cannot assure you that these trends will continue or that estimated changes will materialize.

If GlaxoSmithKline fails to supply us with sufficient quantities of Ceftin to meet continued demand for the product, our remedies are limited.

     We depend on GlaxoSmithKline to provide us with sufficient quantities of the designated Ceftin products to meet demand. We try to maintain inventory levels that are no greater than necessary to meet our projected needs. Any interruption in the supply of Ceftin could hinder our ability to timely distribute finished Ceftin to our customers. Although GlaxoSmithKline is contractually bound to meet our supply requirements, we cannot assure you that it will be able to manufacture sufficient quantities of Ceftin to meet demand. Limits on our current sources of supply could have a material adverse impact on our financial condition, results of operation and cash flows. We cannot be certain that supply interruptions will not occur or that our inventory will always be adequate. Numerous factors could cause interruptions in the supply of our finished products including shortages in raw material required by our manufacturers, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions effecting the cost and availability of raw materials. GlaxoSmithKline relies on suppliers of raw materials used in the production of Ceftin. Some of these materials are available from only one source and others may become available from only one source. Any disruption in the supply of raw materials or an increase in the cost of raw materials to GlaxoSmithKline could have a significant effect on its ability to supply us with Ceftin products.

If we are unable to attract key employees and consultants, we may be unable to develop our LCV business.

     Due to the fact that we have no prior experience with contracts like the Ceftin agreement, the successful execution of that contract and of LCV in general depends, in large part, on our ability to attract and retain qualified management and marketing personnel with the skills and qualifications necessary to fully execute the Ceftin agreement. Competition for personnel among companies in the pharmaceutical industry is intense and we cannot assure you that we will be able to continue to attract or retain the personnel necessary to support the growth of our

LCV business. Christopher Tama is executive vice president - LifeCycle Ventures. If Mr. Tama ceases to perform services for LCV the business, financial condition and results of operations of LCV could be adversely affected.

We depend on third parties, over whom we have no control, for client maintenance, contract administration, inventory control, distribution, and accounts receivable administration.

     We have no existing relationships with drug wholesalers, government agencies or third party payors, which is critical to the success of the Ceftin program. GlaxoSmithKline will continue to administer contractual relationships regarding Ceftin through June 2001. If we cannot establish or expand these relationships before July 2001, our financial condition, results of operations and cash flows could be adversely affected. In addition, we depend on an unrelated third party to provide us with inventory control, distribution and accounts receivable administration services regarding Ceftin. We have no experience dealing with this third party vendor and we cannot assure you that they can or will provide us with these services efficiently and reliably. If we are forced to terminate this relationship, we will need to find a suitable replacement quickly or our ability to execute the Ceftin contract will be severely compromised. We cannot assure you that we will be able to find a suitable replacement quickly, if at all.

Failure to have Ceftin designated for reimbursement by third party payors will adversely affect our sales.

     The use of Ceftin depends substantially on governmental agencies, private health insurers and health maintenance organizations reimbursing patients for the cost of Ceftin or including Ceftin on their formulary lists. There are many considerations that determine whether a particular product will be approved by these agencies and organizations, including price. If Ceftin is not reimbursed or included on formulary lists of these agencies and organizations, and therefore not approved for use by affiliated physicians, demand for Ceftin could decline which would adversely impact our results of operations. In addition, any change in reimbursement rates or reimbursement policies by these organizations could adversely affect the market for Ceftin.

If Ceftin's patent expires, the introduction of generic alternatives will adversely impact the market for Ceftin.

     Ceftin Tablets and Ceftin for Oral Suspension are covered by patents which expire in July 2003 and May 2008, respectively. GlaxoSmithKline retains all of the patent rights to Ceftin. However, it is under no obligation to defend those rights or seek to extend the patent rights. If the patent rights to Ceftin are allowed to expire or if GlaxoSmithKline elects not to defend those rights, generic alternatives are likely to be introduced and sales of Ceftin will suffer. This will have a material adverse affect on our business, results of operations and financial condition. Recently, GlaxoSmithKline obtained a preliminary injunction blocking the introduction of a generic form of cephalosporin that it believed violated its patent rights. Other drug manufacturers may try to introduce generic forms of Ceftin in the future and we cannot be certain that GlaxoSmithKline will continue to defend its patents or, if it does, that it will be successful in doing so.

We may be required to defend lawsuits or pay damages for product liability claims. Product liability litigation is costly and could divert management's time and attention from more productive activities.

     Product liability is a major risk in distributing and marketing pharmaceutical products. We could face substantial product liability exposure relating to the distribution and sale of Ceftin. Product liability claims, regardless of their merits, could be costly and divert management's attention, or adversely affect our reputation and the demand for our products. Although we currently maintain product liability insurance coverage there is no assurance that we will continue to maintain such coverage or that any such coverage will be adequate to offset potential damages.

                     Risks Relating to Our Other Businesses

If the pharmaceutical industry does not continue to use, or fails to increase its use of, third party service organizations to market and promote its products, our business would be seriously harmed.

     We generate substantially all of our service revenue from providing product detailing services to pharmaceutical companies. We have benefited from the growing trend of pharmaceutical companies to outsource marketing and promotional programs. We cannot be certain that this trend will continue. For example, the growth in outsourcing is driven, in part, by the growth in the number of pharmaceutical products developed over the last few years. However, recently there has been a decrease in the number of new ethical compounds coming to market. If this trend continues, pharmaceutical companies may reduce their outsourcing programs. Furthermore, the trend in the pharmaceutical industry toward consolidation, by merger or otherwise, may result in a reduction in the use of CSOs. A significant change in the direction of the outsourcing trend generally, or a trend in the pharmaceutical industry not to use, or to reduce the use of, outsourced marketing services, such as those we provide, would have a material adverse effect on our business.

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

Most of our service revenue is derived from a limited number of clients, the loss of any one of which could adversely affect our business.

     Our revenue and profitability are highly dependent on our relationships with a limited number of large pharmaceutical companies. In 2000, we had three clients that each accounted for more than 10% of our service revenue. Individually, they accounted for approximately 29%, 21% and 12%, respectively, or a total of 62%, of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients could have a material adverse effect on our business and results of operations.

Our contracts are short-term agreements and are subject to cancellation at any time, which may result in lost revenue, additional costs and expenses and adversely affect our stock price.

     Our contracts are generally for a term of one year and may be terminated by the client at any time for any reason. In February 2001, GlaxoSmithKline cancelled a significant detailing program. The termination of a contract by one of our major clients not only results in lost revenue, but may cause us to incur additional costs and expenses. For example, all of our sales representatives are employees rather than independent contractors. Accordingly, upon termination of a contract, unless we can immediately transfer the related sales force to a new program, we either must continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.

We may lose money on fixed-fee contracts and performance-based contracts.

     Many of our contracts are fixed fee arrangements. We also enter into some contracts in which a portion of our fees are contingent on meeting performance objectives. Accordingly, if we underestimate the costs associated with the services to be provided under a particular contract, or if there are unanticipated increases in our operating or administrative expenses, or if we fail to meet certain performance objectives, or if we incorrectly assess the market potential of a particular product, the margins on that contract and our overall profitability may be adversely affected.

Our recent rapid growth has placed additional burdens on our corporate infrastructure. In order to remain profitable, we must continue to manage our growth properly.

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

      Our primary competitors include in-house sales and marketing departments of pharmaceutical companies, other CSOs, such as Innovex (a subsidiary of Quintiles Transnational) the various sales and marketing affiliates of Ventiv Health (formerly, Snyder Communications) and Nelson Professional Sales (a division of Nelson Communications, Inc.), drug wholesalers and emerging pharmaceutical companies. We also compete with other pharmaceutical companies for the distribution and marketing of pharmaceutical products. There are relatively few barriers to entry in the businesses in which we compete and, as the industry continues to evolve, new competitors are likely to emerge. Many of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have. Increased competition may lead to price and other forms of competition that could have a material adverse effect on our market share, business and results of operations.

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

      The success of our business also depends on our ability to attract, retain and motivate qualified senior management, financial and administrative personnel who are in high demand and who often have multiple employment options. Currently, we depend on a number of our senior executives, including Charles T. Saldarini, our chief executive officer; Steven K. Budd, our president and chief operating officer; and Bernard C. Boyle, our chief financial officer. The loss of the services of any one or more of these executives could have a material adverse effect on our business, financial condition and results of operations. Except for a $5 million key-man life insurance policy on the life of Mr. Saldarini and a $3 million policy on the life of Mr. Budd, we do not maintain and do not contemplate obtaining insurance policies on any of our employees.

The costs and difficulties of acquiring and integrating new businesses could impede our future growth and adversely affect our competitiveness.

      As part of our growth strategy, we constantly evaluate new acquisition opportunities. Since our initial public offering in May 1998 we have completed two acquisitions, TVG and ProtoCall. Acquisitions involve numerous risks and uncertainties, including:

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

Our controlling stockholder continues to have effective control of us, which could delay or prevent a change in corporate control that stockholders may believe will improve management.

      John P. Dugan, our chairman, beneficially owns approximately 35% of our outstanding common stock (excluding shares issuable upon the exercise of options). As a result, Mr. Dugan will be able to exercise substantial control over the election of all of our directors, and to determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendments to our certificate of incorporation.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

      Our certificate of incorporation and bylaws include certain provisions, such as three classes of directors, which are intended to enhance the likelihood of continuity and stability in the composition of our board of directors. These provisions may render the removal of our directors and management more difficult and adversely affect the price of our common stock. In addition, our certificate of incorporation authorizes the issuance of "blank check" preferred stock. This provision could have the effect of delaying, deterring or preventing a future takeover or a change in control, unless the takeover or change in control is approved by our board of directors, even though the transaction might offer our stockholders an opportunity to sell their shares at a price above the current market price.

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

Our stock price is volatile and could be further affected by events not within our control. In 2000 our stock traded at a low of $18 and a high of $142.

      The market for our common stock is volatile. The trading price of our common stock has been and will continue to be subject to:

      o     volatility in the trading markets generally;
      o     significant fluctuations in our quarterly operating results;
      o announcements regarding our business or the business of our competitors;
      o     industry development;
      o     changes in product mix;
      o changes in revenue and revenue growth rates for us and for our industry as a whole; and

      o statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate.

Employees

      As of December 31, 2000, we had 4,061 employees, including 3,319 sales representatives. Approximately 169 employees work at our headquarters in Upper Saddle River, New Jersey, 162 employees work out of TVG's headquarters in Fort Washington, Pennsylvania, six employees work out of LCV's headquarters in Lawrenceville, New Jersey, and 27 employees work out of ProtoCall's headquarters in Cincinnati, Ohio. In addition, we have 378 field based sales managers. We are not party to a collective bargaining agreement with a labor union and our relations with our employees are good.

ITEM 2. PROPERTIES

Facilities

      Our corporate headquarters is located in Upper Saddle River, New Jersey, in approximately 46,500 square feet of space. The lease for all but 8,000 square feet of this expires in the fourth quarter of 2004 with an option to extend for an additional five years. The remaining 8,000 square feet was taken by assignment and expires in the second quarter of 2004. In July 2000, to accommodate growth at our headquarters' facility, we leased approximately 20,000 square feet in Mahwah, New Jersey. This lease commenced in September 2000, and expires in the first quarter of 2003.

      In December 2000, we signed a three-year lease for an operating office in High Point, North Carolina. The lease is for approximately 1200 square feet of office space.

      TVG operates from a 48,000 square foot facility in Fort Washington, Pennsylvania, under a lease that expires in the second quarter of 2005.

      ProtoCall's headquarters are located in Cincinnati, Ohio, in approximately 11,000 square feet of space occupied under a lease this is for five years and commenced in April 2000.

      LCV occupies space in two facilities. LCV's main office is located in Lawrenceville, New Jersey in approximately 9,300 square feet. LCV also rents a 1,000 square foot sales office in Durham, North Carolina.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently a party to any material pending litigation and we are not aware of any material threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the Nasdaq National Market under the symbol PDII. The following table sets forth, for each of the periods indicated, the range of high and low closing sales prices for the common stock as reported by the Nasdaq National Market.

                                                                             High     Low
                                                                            ------   ------
                                      1999
  First quarter.........................................................    36.000   23.375
  Second quarter........................................................    32.000   22.750
  Third quarter.........................................................    33.875   24.750
  Fourth quarter .......................................................    31.625   24.875

                                      2000
  First quarter.........................................................    30.000   19.625
  Second quarter........................................................    34.063   19.000
  Third quarter.........................................................    57.250   34.313
  Fourth quarter .......................................................   135.188   72.000

      We believe that, as of March 23, 2001, we had approximately 3,000 beneficial stockholders.

Dividend policy

      We have not paid any dividends and do not intend to pay any dividends in the foreseeable future. Future earnings, if any, will be used to finance the future growth of our business. Future dividends, if any, will be determined by our board of directors.

Changes in securities and use of proceeds

      In May 1998, we completed our initial public offering (the "IPO") of 3,220,000 shares of Common Stock (including 420,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price per share of $16.00. Net proceeds to us after expenses of the IPO were approximately $46.4 million.

(1)         Effective date of Registration Statement: May 19, 1998 (File No.
            333-46321).
(2)         The Offering commenced on May 19, 1998 and was consummated on May
            22, 1998.
(4)(i)      All securities registered in the Offering were sold.
(4)(ii) The managing underwriters of the Offering were Morgan Stanley Dean Witter, William Blair & Company and Hambrecht & Quist.
(4)(iii)    Common Stock, $.01 par value
(4)(iv) Amount registered and sold: 3,220,000 shares Aggregate purchase price: $51,520,000 All shares were sold for the account of the Issuer.
(4)(v) $3,606,400 in underwriting discounts and commissions were paid to the underwriters. $1,490,758 of other expenses were incurred, including estimated expenses.
(4)(vi)     $46,422,842 of net Offering proceeds to the Issuer.
(4)(vii)    Use of Proceeds:
            $46,422,842 of temporary investments with maturities of up to 3 months as of December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from our audited consolidated financial statements and the accompanying notes. Our consolidated financial statements for each of the periods presented reflects our acquisition of TVG in May 1999, which was accounted for as a pooling of interests. Consolidated balance sheets at December 31, 2000 and 1999 and consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 2000, 1999 and 1998 and the accompanying notes are included elsewhere in this report and have been audited by PricewaterhouseCoopers LLP, independent accountants, in reliance of the audit reports issued to TVG by Grant Thornton LLP for 1998. Our audited consolidated balance sheets at December 31, 1998, 1997 and 1996 and our consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1997 and 1996 are not included in this report but have been audited by PricewaterhouseCoopers LLP in reliance on audit reports issued to TVG by Grant Thornton LLP for 1998 and 1997 and Arthur Andersen LLP for 1996. The selected financial data set forth below should be read together with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Financial Statements and related notes appearing elsewhere in this report.

Statement of operations data:

                                                                        Years Ended December 31,
                                                        -----------------------------------------------------
                                                          2000       1999       1998       1997       1996
                                                        --------   --------   --------   --------    --------
                                                        (In thousands, except per share and statistical data)
Revenue
   Service, net .....................................   $315,867   $174,902   $119,421   $ 75,243    $ 49,090
   Product, net .....................................    101,008         --         --         --          --
                                                        --------   --------   --------   --------    --------
     Total revenue, net .............................    416,875    174,902    119,421     75,243      49,090
                                                        --------   --------   --------   --------    --------

Cost of goods and services
   Program expenses .................................    235,355    130,121     87,840     55,854      35,738
   Cost of goods sold ...............................     68,997         --         --         --          --
                                                        --------   --------   --------   --------    --------
     Total cost of goods and services ...............    304,352    130,121     87,840     55,854      35,738
                                                        --------   --------   --------   --------    --------

Gross profit ........................................    112,523     44,781     31,581     19,389      13,352
Compensation expense ................................     32,820     19,611     15,779     12,021       8,519
Bonus to controlling stockholder (1) (2) ............         --         --         --      2,243       1,500
Stock grant expense (2) (3) .........................         --         --         --      4,470          --
Other selling, general and administrative expenses ..     38,827      9,448      6,546      4,749       3,509
Acquisition and related expenses ....................         --      1,246         --         --          --
                                                        --------   --------   --------   --------    --------
Total selling, general and administrative expenses ..     71,647     30,305     22,325     23,483      13,528
                                                        --------   --------   --------   --------    --------
Operating income (loss) (2) .........................     40,876     14,476      9,256     (4,094)       (176)
Other income, net ...................................      4,864      3,471      2,273        376         275
                                                        --------   --------   --------   --------    --------
Income (loss) before provision for income taxes .....     45,740     17,947     11,529     (3,718)         99
Provision for income taxes ..........................     18,712      7,539      1,691        126         208
                                                        --------   --------   --------   --------    --------
Net income (loss) ...................................   $ 27,028   $ 10,408   $  9,838   $ (3,844)   $   (109)
                                                        --------   --------   --------   --------    --------

Basic net income (loss) per share ...................   $   2.00   $   0.87   $   0.92   $  (0.44)   $  (0.01)
                                                        --------   --------   --------   --------    --------
Diluted net income (loss) per share .................   $   1.96   $   0.86   $   0.91   $  (0.44)   $  (0.01)
                                                        --------   --------   --------   --------    --------
Basic weighted average number of shares outstanding .     13,503     11,958     10,684      8,730       9,064
                                                        --------   --------   --------   --------    --------
Diluted weighted average number of shares outstanding     13,773     12,167     10,814      8,730       9,064
                                                        --------   --------   --------   --------    --------

                                                                                        Years Ended December 31,
                                                                         --------------------------------------------------
                                                                            1999        1998         1997           1996
                                                                         ---------    ---------    ---------      ---------
                                                                       (In thousands, except per share and statistical data)
Pro forma data (unaudited)
Income (loss) before provision for income taxes ...................      $  17,947    $  11,529    $  (3,718)     $      99
Pro forma provision for income taxes (4) ..........................          7,677        4,611           --             40
                                                                         ---------    ---------    ---------      ---------
Pro forma net income (loss) (4) ...................................      $  10,270    $   6,918    $  (3,718)     $      59
                                                                         =========    =========    =========      =========
Pro forma basic net income (loss) per share (4) (5) ...............      $    0.86    $    0.65    $   (0.43)     $    0.01
                                                                         ---------    ---------    ---------      ---------
Pro forma diluted net income (loss) per share (4) (5) .............      $    0.84    $    0.64    $   (0.43)     $    0.01
                                                                         ---------    ---------    ---------      ---------
Basic weighted average number of shares outstanding (5) ...........         11,958       10,684        8,730          9,064
                                                                         ---------    ---------    ---------      ---------
Pro forma diluted weighted average number of shares outstanding (5)         12,167       10,814        8,730          9,064
                                                                         ---------    ---------    ---------      ---------

Other operating data (unaudited):

                                                                         Years Ended December 31,
                                                         ---------------------------------------------------------
                                                          2000         1999         1998         1997         1996
                                                         -----        -----        -----        -----        -----
Number of sales representatives at end of period:
    Full-time ...................................        2,947        1,669        1,143          529           33
    Part-time ...................................          372          433          242          401          691
                                                         -----        -----        -----        -----        -----
Total ...........................................        3,319        2,102        1,385          930          724
                                                         =====        =====        =====        =====        =====

Balance sheet data:

                                                                                       As of December 31,
                                                         ------------------------------------------------------------------------
                                                           2000            1999            1998             1997            1996
                                                         --------        --------        --------         -------         -------
                                                                                       (in thousands)
Cash and cash equivalents .......................        $109,000        $ 57,787        $ 56,989         $ 7,762         $ 3,658
Working capital .................................         120,720          53,144          47,048             584             307
Total assets ....................................         270,225         102,960          77,390          21,868          15,805
Total long-term debt ............................              --              --              --              --              --
Stockholders' equity ............................         138,110          60,820          50,365           1,647           1,297

----------------
(1) Prior to the IPO, we were treated as an S corporation under subchapter S of the Internal Revenue Code and under the corresponding provisions of the tax laws of the State of New Jersey. Historically, as an S corporation, we made annual bonus payments to our controlling stockholder based on our estimated profitability and working capital requirements. We have not paid bonuses to our controlling stockholder since 1997 and do not expect to in future periods.

(2) There were no bonus payments to our controlling stockholder or stock grant expense charges in 2000, 1999 and 1998, and we do not expect to incur these charges in future periods. Exclusive of these non-recurring charges, our operating income (loss) for the years ended December 31, 1997 and 1996 would have been $2,619 and $1,324 respectively. See note 1 above.

(3) On January 1, 1997, we issued shares of our common stock to Charles T. Saldarini, our current vice chairman and chief executive officer. For financial accounting purposes, a non-recurring, non-cash compensation expense was recorded in the quarter ended March 31, 1997.

(4) Prior to the IPO, we were an S corporation and had not been subject to Federal or New Jersey corporate income taxes, other than a New Jersey state corporate income tax of approximately 2%. In addition, TVG, a 1999 acquisition accounted for as a pooling of interest, was also taxed as an S corporation from January 1997 to May 1999. Pro forma provision for income taxes, pro forma net income (loss) and basic and diluted net income (loss) per share for all periods presented reflect a provision for income taxes as if we and TVG had been taxed at the statutory tax rates in effect for C corporations for all periods. See note 19 to our audited consolidated financial statements included elsewhere in this report.

(5) See note 7 to our audited consolidated financial statements included elsewhere in this report for a description of the computation of basic and diluted weighted average number of shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Identifying Important Factors That Could Cause Our Actual Results to Differ From Those Projected in Forward Looking Statements.

      Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements regarding our plans and objectives including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements.

      This report also identifies important factors that could cause our actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 10 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

      We are a leading provider of sales and marketing services to the United States pharmaceutical industry. Within our three operating segments we provide the following services:

      o     dedicated contract sales services;
      o     syndicated contract sales services;
      o     LifeCycle X-Tension services;
      o     LifeCycle Launch services;
      o     marketing research and consulting services; and
      o     medical education and communication services.

      Our clients, which include some of the largest pharmaceutical companies in the world, engage us on a contractual basis to design and implement product detailing programs for both prescription and over-the-counter (OTC) pharmaceutical products. Product detailing involves meeting face-to-face with targeted prescribers to provide a technical review of the product being promoted. Since the early 1990s, the United States pharmaceutical industry has increasingly used CSOs to provide detailing services to introduce new products and supplement existing sales efforts.

      Given the customized nature of our business, we utilize a variety of contract structures. Historically, most of our product detailing contracts were fee-for-services, i.e., the client pays a fee for a specified package of services. These contracts typically include performance benchmarks, such as a minimum number of sales representatives or a minimum number of calls. More recently, our contracts tend to have a lower base fee but built-in incentives based on our performance. In these situations, we have the opportunity to earn additional fees based on enhanced program results.

      Our product detailing contracts generally are for terms of one to three years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason upon 30 to 90 days notice. These contracts typically provide for termination payments by the client upon a termination without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could adversely affect our future revenue and profitability.

      Our product detailing contracts typically contain cross-indemnification provisions between us and our client. The client will usually indemnify us against product liability and related claims arising from the sale of the product and we indemnify the clients with respect to the errors and omissions of our sales representatives in the course of their detailing activities. To date, we have not asserted, nor has there been asserted against us, any claim for indemnification under any contract.

      On February 2, 2001, GlaxoSmithKline exercised its right to terminate our fee for services contract. The termination will be effective April 18, 2001. As a result, we expect 2001 consolidated revenues to be reduced by approximately $45 million, and earnings per share to be reduced by $0.35 to $0.40 per share.

      In June 2000, we formed LCV to compete more fully for pharmaceutical commercialization opportunities. LCV undertakes performance-based sales, marketing and distribution assignments, taking over completely, or in cooperation with the client, the sales, marketing and distribution function of brands. This service has a broad target customer base, including all tiers of the pharmaceutical and biotechnology sectors. Over the next several years, we expect this new service offering to be an important contributor to our growth.

      In October 2000, LCV signed a five-year agreement with GlaxoSmithKline for the exclusive U.S. marketing, sales and distribution rights for Ceftin Tablets and Ceftin for Oral Suspension (cefuroxime axetil), two dosage forms of a cephalosporin antibiotic. Ceftin is the top selling oral cephalosporin in the United States and throughout the world. Ceftin, which is indicated for acute bacterial respiratory infections such as acute sinusitis, bronchitis and otitis media, generated over $332 million in United States sales in 1999. GlaxoSmithKline retains some regulatory responsibilities for Ceftin and ownership of all intellectual property relevant to Ceftin and will continue to manufacture the product. The agreement with GlaxoSmithKline is cancelable by either party on 120 days written notice.

      Under the agreement with GlaxoSmithKline, LCV is required to purchase certain minimum levels of Ceftin during each calendar quarter. In order to meet anticipated demand, LCV intends to maintain an inventory of Ceftin that we expect to average between $30 to $60 million. In the event our estimates of the demand for Ceftin are not accurate, or the timing on collections of Ceftin related receivables is slower than anticipated, the LCV-Ceftin transaction could have a material adverse impact on our results of operations, cash flows and liquidity.

      In November 2000, LCV signed a five-year agreement with United Therapeutics Corporation under which LCV will provide a broad range of pre-launch and launch commercialization services for Beraprost, a compound under development for peripheral vascular disease.

Other recent developments

      In the first quarter of 2000, we completed a public offering of 3,220,000 shares of common stock at a public offering price per share of $28.00, yielding net proceeds per share after deducting underwriting discounts of $26.35 (before deducting expenses of the offering). Of the shares offered, 1,609,312 shares were sold by us and 1,610,688 shares were sold by selling shareholders. Net proceeds to us after expenses of the offering were approximately $41.6 million.

      In February 2000, we signed a three-year agreement with iPhysicianNet Inc. iPhysicianNet is creating an internet based detailing service that is intended to enhance communication between drug manufacturers and physicians. Under this agreement we were appointed as the exclusive CSO in the United States to be affiliated with the iPhysicianNet network, allowing iPhysicianNet and us to offer e-detailing capabilities to existing and potential clients. In connection with this agreement, we purchased $2.5 million worth of iPhysicianNet's preferred stock.

      During the fourth quarter of 2000, we invested approximately $760,000 in In2Focus Sales Development Services Limited, a United Kingdom contract sales company. In2Focus intends to provide a full range of sales related services and technologies to the pharmaceutical industry.

Revenues and expenses

      Our revenues are segregated between service and product sales for reporting purposes. Our operations are currently organized around three principal activities and business segments:

      o     contract sales programs;
      o     product sales; and
      o     marketing, research services.

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. However, concentration of business in the CSO industry is common and we believe that pharmaceutical companies will continue to outsource large projects as the CSO industry grows and continues to demonstrate an ability to successfully implement large programs. Accordingly, we are likely to continue to experience significant client concentration in future periods with respect to our CSO segment. Nevertheless, over the last three years our client concentration has actually decreased. Our three largest clients accounted for approximately 62%, 71% and 74%, of our service revenue for 2000, 1999 and 1998, respectively. This decline in client concentration reflects our continued efforts to expand our client base. For the year ended December 31, 2000, revenue from sales of Ceftin primarily came from three major customers who accounted for approximately 61.9% of total net product revenue.

      Service revenue and program expenses

      Contract sales revenue is earned primarily by performing product detailing programs and other marketing and promotional services under contracts. Revenue is recognized as the services are performed and the right to receive payment for the services is assured. Revenue is recognized net of any potential penalties until the performance criteria eliminating the penalties have been achieved. Bonus and other performance incentives as well as termination payments are recognized as revenue in the period earned and when payment of the bonus, incentive or other payment is assured.

      Program expenses consist primarily of the costs associated with executing a product detailing program or the other services identified in the contract. Program expenses include personnel costs and other costs, including facility rental fees, honoraria and travel expenses, associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. Expenses related to the product detailing of products we distribute (as discussed in the next section) are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

      As a result of the revenue recognition and program expense policies described above, we may incur significant initial direct program costs before recognizing revenue under a particular product detailing contract. We typically receive an initial payment upon commencement of a product detailing program and, as appropriate, characterize that payment as compensation for recruiting, hiring and training services associated with staffing that program. This permits us to record the initial payment as revenue in the same period in which the costs of the services are expensed. Our inability to specifically provide in our product detailing contracts that we are being compensated for recruiting, hiring or training services could adversely impact our operating results for periods in which the costs associated with the product detailing services are incurred.

      Product revenue and cost of goods sold

      Product revenue is recognized when products are shipped and title to products is transferred to the customer. Provision is made at the time of sale for all discounts and estimated sales allowances. We prepare our estimates for sales returns and allowances, discounts and rebates based primarily on historical experience updated for changes in facts and circumstances, as appropriate.

      Cost of goods sold includes all expenses for both product distribution costs and manufacturing costs of product sold. Inventory is valued at the lower of cost or fair value. Cost is determined using the first in, first out costing method. Inventory consists of only finished goods. Cost of goods sold and gross margin on sales could fluctuate based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts.

      Corporate overhead and taxes

      Selling, general and administrative expenses include compensation and general corporate overhead. Compensation expense consists primarily of salaries, bonuses, training and related fringe benefits for senior management and other administrative, marketing, finance, information technology and human resources personnel who are not directly involved with executing a particular program. Other selling, general and administrative expenses include corporate overhead such as facilities costs, depreciation and amortization expenses and professional services fees, as well as product detailing, marketing and promotional expenses associated with product sales.

      From January 1, 1995 through May 1998, we were an S corporation for Federal and New Jersey state corporate income tax purposes. In addition, TVG was an S corporation from January 1, 1997 through May 1999. Accordingly, during those respective periods neither we nor TVG were subject to Federal corporate income taxes or state corporate income taxes at the regular corporate income tax rates. Our consolidated statement of operations data in the "Selected Financial Data" tables reflect a provision for income taxes on a pro forma basis as if we were required to pay Federal and state corporate income taxes during all periods presented.

Consolidated results of operations

      The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future operating results.

                                                               Year Ended December 31,
                                              -------------------------------------------------------
Operating data                                 2000        1999        1998         1997         1996
                                              -----       -----       -----        -----        -----
Revenue
  Service, net                                 75.8%      100.0%      100.0%       100.0%       100.0%
  Product, net                                 24.2          --          --           --           --
                                              -----       -----       -----        -----        -----
    Total revenue, net                        100.0       100.0       100.0        100.0        100.0
                                              -----       -----       -----        -----        -----
Cost of goods and services
  Program expenses                             56.5        74.4        73.6         74.2         72.8
  Cost of goods sold                           16.5          --          --           --           --
                                              -----       -----       -----        -----        -----
    Total cost of goods and services           73.0        74.4        73.6         74.2         72.8
                                              -----       -----       -----        -----        -----

Gross profit                                   27.0        25.6        26.4         25.8         27.2

Compensation expense                            7.9        11.2        13.2         16.0         17.4
Bonus to majority stockholder                    --          --          --          3.0          3.1
Stock grant expense                              --          --          --          5.9           --
Other selling, general and
  administrative expenses                       9.3         5.4         5.5          6.3          7.1
Acquisition and related expenses                 --         0.7          --           --           --
                                              -----       -----       -----        -----        -----
Total general, selling and
  administrative expenses                      17.2        17.3        18.7         31.2         27.6
                                              -----       -----       -----        -----        -----
Operating income (loss)                         9.8         8.3         7.7         (5.4)        (0.4)
Other income, net                               1.2         2.0         1.9          0.5          0.6
                                              -----       -----       -----        -----        -----
Income (loss) before provision for
income taxes                                   11.0        10.3         9.6         (4.9)         0.2
Provision for income taxes                      4.5         4.3         1.4          0.2          0.4
                                              -----       -----       -----        -----        -----
Net income (loss)                               6.5%        6.0%        8.2%        (5.1)%       (0.2)%
                                              -----       -----       -----        -----        -----

Pro forma data (unaudited)
Income (loss) before pro forma provision
  for income taxes                                         10.3%        9.6%        (4.9)%        0.2%
Pro forma provision for income taxes                        4.4         3.8           --          0.1
                                                          -----       -----        -----        -----
Pro forma net income (loss)                                 5.9%        5.8%        (4.9)%        0.1%
                                                          -----       -----        -----        -----

      Comparison of 2000 and 1999

      Revenue, net. Net revenue for 2000 was $416.9 million, an increase of 138.3% over revenue of $174.9 million for 1999. Net revenue from the CSO and marketing services segments for the year ended December 31, 2000 was $315.9 million, an increase of $141.0 million, or 80.6%, over net revenue from those segments of $174.9 million for the prior year. This increase was generated primarily from the continued renewal and expansion of product detailing programs from existing clients and the expansion of our client base. Net product revenue for the year ended December 31, 2000 was $101.0 million, all of which was attributable to sales of Ceftin.

      Cost of goods and services. Cost of goods and services for the year ended December 31, 2000 were $304.4 million, an increase of 133.9% over cost of goods and services of $130.1 million for the year ended December 31, 1999. As a percentage of total net revenue, cost of goods and services decreased to 73.0% in 2000 from 74.4% in 1999, which decrease was almost entirely attributable to the lower cost of goods sold from our product sales and distribution segment. Program expenses (i.e., cost of services) for 2000 were $235.4 million, an increase of 80.9% over program expenses of $130.1 million for 1999. As a percentage of net CSO and marketing services revenue, program expenses for 2000 and 1999 were 74.5% and 74.4%, respectively. Cost of goods sold was $69.0 million for the year ended December 31, 2000. As a percentage of net product revenue, cost of goods sold for 2000 was 68.3%. Cost of goods sold and gross margin on sales could fluctuate based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts.

      Compensation expense. Compensation expense for 2000 was $32.8 million compared to $19.6 million for 1999. As a percentage of total net revenue, compensation expense decreased to 7.9% for 2000 from 11.2% for 1999. Compensation expense for the year ended December 31, 2000 attributable to the CSO and marketing services segments was $31.8 million compared to $19.6 million for the year ended December 31, 1999. As a percentage of net revenue from those segments, compensation expense decreased to 10.1% in 2000 from 11.2% in 1999, reflecting the continuing expense reduction leverage resulting from our continued rapid growth. Compensation expense for the year ended December 31, 2000 attributable to the product segment was $1.0 million, or 1.0% of product revenue. The low compensation expense for this segment contributed greatly to the overall reduction in compensation expense as a percentage of total net revenue.

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $38.8 million for the year ended December 31, 2000, an increase of 311.0% over other selling, general and administrative expenses of $9.4 million for 1999. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 9.3% for 2000 from 5.4% for 1999. Other selling, general and administrative expenses attributable to CSO and marketing services for the year ended December 31, 2000 were $16.9 million, an increase of 79.8% over other selling, general and administrative expenses of $9.4 million attributable to those segments for 1999. As a percentage of net revenue from CSO and marketing services, other selling, general and administrative expenses were 5.4% for both the years. Other selling, general and administrative expenses attributable to the product segment for 2000 were $21.9 million, or 21.7% of net product revenue, greatly increasing this category's impact on total other selling, general and administrative expenses as a percentage of total net revenue. Other selling, general and administrative expenses for net product revenue consists primarily of field selling costs and professional fees. Professional fee expenses were higher during 2000 than we anticipate they will be in future periods because of expenses incurred for the startup of LCV and the launch of the Ceftin distribution agreement.

      Acquisition and related expenses. There were no acquisition and related expenses for the year ended December 31, 2000.

      Operating income. Operating income for 2000 was $40.9 million, an increase of 182.4% over operating income of $14.5 million for 1999. As a percentage of total net revenue, operating income increased to 9.8% in 2000 from 8.3% in 1999. Operating income for 2000 for the CSO and marketing services segment was $31.8 million, an increase of 119.3% over the CSO and marketing services segments operating income in 1999 of $14.5 million. As a percentage of net revenue from the CSO and marketing services segments, operating income for the those segments increased to 10.1% from 8.3% in 1999. The increase was due primarily to the reduction of the compensation expense attributable to those segments for the year ended December 31, 2000 compared to the year ended December 31, 1999 and the absence of acquisition and related expense in 2000. Operating income for the product segment for 2000 was $9.1 million, or 9.0% of net product revenue.

      Other income, net. Other income, net, for 2000 was $4.9 million, compared to other income, net of $3.5 million for 1999. Interest income of $7.4 million was the primary component of other income, net in 2000, compared to $3.6 million in 1999. The $3.8 million increase in interest income in 2000 over 1999 was partially offset by the $2.5 million loss recorded during the year resulting from our investment in iPhysicianNet.

      Net income. Net income for 2000 was $27.0 million, an increase of 159.7% from net income of $10.4 million in 1999. The effective tax rate for 2000 was 40.9%, compared to an effective tax rate of 42.0% for 1999. The pro forma 1999 effective tax rate was lower as a result of $1.2 million of non-deductible acquisition and related expenses.

Comparison of 1999 and 1998

      Revenue, net. Net revenue for 1999 was $174.9 million, an increase of 46.5% over net revenue of $119.4 million for 1998. This increase in net revenue for 1999 was generated primarily from the continued renewal and expansion of product detailing programs from existing clients and the expansion of our client base, as well as the increase in marketing research services provided by TVG. Net revenue excludes $8.9 million of costs (approximately 4.8% of gross revenue) incurred by us for which we received direct reimbursement from our clients.

      Cost of services. Program expenses for 1999 were $130.1 million, an increase of 48.1% over program expenses of $87.8 million for 1998. As a percentage of net revenue, program expenses increased to 74.4% for 1999 from 73.6% for 1998. This increase is due to our fastest growing service offering, product detailing, having lower gross profit margins, in general, than our other service offerings. Program expenses exclude $8.9 million of costs incurred by us for which we received direct reimbursement from our clients.

      Compensation expense. Compensation expense for 1999 was $19.6 million compared to $15.8 million for 1998. As a percentage of net revenue, compensation expense decreased to 11.2% for 1999 from 13.2% for 1998. This percentage decrease reflects the continued selling, general and administrative expense leverage that we have realized through our expansion.

      Other selling, general and administrative expenses. Other selling, general and administrative expenses were $9.4 million for 1999, an increase of 44.3% over other selling, general and administrative expenses of $6.5 million for 1998. As a percentage of net revenue, other selling, general and administrative expenses decreased slightly to 5.4% for 1999 from 5.5% for 1998.

      Acquisition and related expenses. In 1999, we incurred $1.2 million of non-recurring acquisition and related expenses in connection with the acquisition of TVG, which was accounted for as a pooling of interest. No such expenses were incurred in 1998. As a percentage of net revenue, acquisition and related expenses were 0.7% in 1999.

      Operating income. Operating income for 1999 was $14.5 million, an increase of 56.4% over operating income of $9.3 million for 1998. As a percentage of net revenue, operating income increased to 8.3% in 1999 from 7.7% in 1998. The increase is due primarily to the reduction of compensation expense as a percentage of net revenue, which was partially offset by the increase in program expenses as a percentage of net revenue and the non-recurring expenses incurred in the acquisition of TVG and ProtoCall in 1999.

      Other income, net. Other income, primarily net interest income, for 1999 was $3.5 million, compared to other income of $2.3 million for 1998. The increase was primarily due to the full year impact of the investment of the net proceeds of the IPO in May 1998, and the increase in net cash provided by operations for 1999.

      Pro forma net income. Pro forma net income for 1999 was $10.3 million, an increase of 48.5% from pro forma net income of $6.9 million for 1998. Pro forma net income for both periods assumes that we were taxed for Federal and state income tax purposes as a C corporation during both periods. The pro forma effective tax rate for 1999 was 42.8% compared to a pro forma effective tax rate for 1998 of 40.0%.

Liquidity and capital resources

      As of December 31, 2000 we had cash and cash equivalents of approximately $109.0 million and working capital of $120.7 million compared to cash and cash equivalents of approximately $57.8 million and working capital of $53.1 million at December 31, 1999.

      For the year ended December 31, 2000, net cash provided by operating activities was $19.1 million. The main components of cash provided by operating activities were net income from operations of $27.0 million, offset by a net cash outflow of $7.9 million from changes in "Other changes in assets and liabilities," which was almost totally attributable to the net working capital investment required for our Ceftin activities.

      For the year ended December 31, 2000, net cash used in investing activities of $14.4 million consisted of $7.9 million in purchases of property and equipment, $3.2 million invested in iPhysicianNet and In2Focus, and $4.9 million of short-term investments. Cash used in investing activities was partially offset by the cash realized from the sale of short term investments of $1.6 million. Capital expenditures were funded out of cash generated from operations.

      For the year ended December 31, 2000, net cash provided by financing activities was $46.6 million. This increase in cash is due to the net proceeds received from the secondary offering in first quarter 2000 of $41.6 million, $3.6 million in proceeds received from the employees' exercise of common stock options, and $1.4 million in cash received from the repayment of the stockholder loan.

      Capital expenditures during the periods ended December 31, 2000, 1999, and 1998, were $7.9 million, $1.4 million and $2.2 million, respectively, and were funded out of cash generated from operations.

      When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of December 31, 2000, we had $23.8 million of unearned contract revenue and $3.0 million of unbilled costs and accrued profits. Substantially all deferred and unbilled costs and accrued profits are earned or billed, as the case may be, within 12 months of the end of the respective period.

      We believe that our cash flows from operations and existing cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Quarterly operating results

      Our results of operations have varied, and are expected to continue to vary, from quarter-to-quarter. These fluctuations result from a number of factors including, among other things, the timing of commencement, completion or cancellation of major programs. In the future, our revenue may also fluctuate as a result of a number of additional factors, including the types of products we market and sell, delays or costs associated with acquisitions, government regulatory initiatives and conditions in the healthcare industry generally. Revenue, generally, is recognized as services are performed and products are shipped. Program costs, other than training costs, are expensed as incurred. As a result, we may incur substantial expenses associated with staffing a new detailing program during the first two to three months of a contract without recognizing any revenue under that contract. This could have an adverse impact on our operating results for the quarters in which those expenses are incurred. Costs of goods sold are expensed when products are shipped. We believe that because of these fluctuations, quarterly comparisons of our financial results cannot be relied upon as an indication of future performance.

      The following table sets forth quarterly operating results for the eight quarters ended December 31, 2000:

                                                                            Quarter Ended
                                         -------------------------------------------------------------------------------------
                                          Mar 31,    Jun 30,    Sep 30,    Dec 31,    Mar 31,    Jun 30,    Sep 30,    Dec 31,
                                             2000       2000       2000       2000       1999       1999       1999       1999
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                                                                (in thousands)
Revenue
   Service, net                          $ 71,289   $ 75,789   $ 84,367   $ 84,422   $ 40,312   $ 41,006   $ 43,125   $ 50,459
   Product, net                                --         --         --    101,008         --         --         --         --
                                         --------   --------   --------   --------   --------   --------   --------   --------
      Total revenue, net                   71,289     75,789     84,367    185,430     40,312     41,006     43,125     50,459
                                         --------   --------   --------   --------   --------   --------   --------   --------
Cost of goods and services
   Program expenses                        50,120     58,108     63,233     63,894     29,483     30,611     32,954     37,073
   Cost of goods sold                          --         --         --     68,997         --         --         --         --
                                         --------   --------   --------   --------   --------   --------   --------   --------
      Total cost of goods and services     50,120     58,108     63,233    132,891     29,483     30,611     32,954     37,073

Gross profit                               21,169     17,681     21,134     52,539     10,829     10,395     10,171     13,386
Compensation expense                        8,394      6,793      7,846      9,787      4,725      4,326      4,582      5,978
Other selling, general and
    administrative expenses                 4,006      2,973      5,863     25,985      1,851      1,969      2,095      3,533
Acquisition and related expenses               --         --         --         --         --      1,335        406       (495)
                                         --------   --------   --------   --------   --------   --------   --------   --------
Total  selling, general and
    administrative expenses                12,400      9,766     13,709     35,772      6,576      7,630      7,083      9,016
                                         --------   --------   --------   --------   --------   --------   --------   --------
Operating income                            8,769      7,915      7,425     16,767      4,253      2,765      3,088      4,370
Other income                                  684        255      1,984      1,941        802        802        901        966
                                         --------   --------   --------   --------   --------   --------   --------   --------
Income before provision for taxes           9,453      8,170      9,409     18,708      5,055      3,567      3,989      5,336
Provision for income taxes                  3,839      3,332      3,701      7,840      1,733      1,535      1,794      2,477
                                         --------   --------   --------   --------   --------   --------   --------   --------
Net income                               $  5,614   $  4,838   $  5,708   $ 10,868   $  3,322   $  2,032   $  2,195   $  2,859
                                         ========   ========   ========   ========   ========   ========   ========   ========

Basic net income per share               $   0.43   $   0.36   $   0.42   $   0.79   $   0.28   $   0.17   $   0.18   $   0.24
Diluted net income per share             $   0.43   $   0.35   $   0.41   $   0.77   $   0.27   $   0.17   $   0.18   $   0.24

Weighted average number of shares:
    Basic                                  13,005     13,592     13,647     13,768     11,946     11,949     11,965     11,972
    Diluted                                13,183     13,744     13,961     14,174     12,179     12,156     12,179     12,166

Effect of new accounting pronouncements

      The Financial Accounting Standards Board released in June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 defers the effective date of SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 138). SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company does not expect the adoption of these pronouncements to have a material effect on its earnings, comprehensive income and financial position.

Year 2000 compliance

      During 1999, we undertook a project addressing the Y2K issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. All phases of our Y2K project were completed by November 30, 1999. Through March 1, 2001, all of our internal operations have functioned normally. There have been no disruptions in business activities and therefore we have not had to implement any contingency plans. Additionally, our key business partners appear to be operating normally. We have not been made aware of any Y2K contingency planning being implemented by our key business partners. However, we are continually monitoring our operations and that of our key business partners to ensure Y2K compliance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and executive officers

      The following table sets forth the names, ages and positions of our directors, executive officers and key employees:

Name                                             Age              Position
----                                             ---              --------
John P. Dugan..................................  65     Chairman of the board of directors and director
                                                         of strategic planning
Charles T. Saldarini...........................  37     Chief executive officer and vice chairman of
                                                         the board of directors
Steven K. Budd.................................  44     President and chief operating officer
Bernard C. Boyle...............................  56     Chief financial officer, executive vice
                                                         president, secretary and treasurer
Robert R. Higgins..............................  58     Executive vice president-- client programs
Christopher Tama...............................  42     Executive vice president-- LifeCycle Ventures
Stephen Cotugno................................  41     Executive vice president-- corporate development
John M. Pietruski(1)...........................  68     Director
Jan Martens Vecsi(1)...........................  57     Director
Gerald J. Mossinghoff(1).......................  65     Director

------------------------
(1)   Member of audit and compensation committees

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

      Charles T. Saldarini is our vice chairman and chief executive officer. Joining PDI in 1987, Mr. Saldarini has held positions of ever-increasing responsibility, becoming president of PDI in January 1995 and chief executive officer in November 1997, leading to his present role in June 2000. In his 13 years at PDI, his contributions have spanned the full range of the our development. He is responsible for establishing PDI's premier reputation and making PDI the largest contract sales organization in the United States. Mr. Saldarini is a frequent speaker on industry topics and an author, with numerous industry publications to his credit. Prior to working at PDI, Mr. Saldarini worked at Merrill Dow Pharmaceuticals. He received a B.A. in Political Science from Syracuse University in 1985.

      Steven K. Budd is our president and chief operating officer. Since June 2000, Mr. Budd oversees the management of PDI's internal support functions, contributes to the development of PDI's strategic plans and serves on our executive business development team. Since joining PDI in April 1996 as vice president, Account Group Sales, he became executive vice president in July 1997 and chief operating officer in January 1998. From January 1994 through April 1995, Mr. Budd was employed by Innovex, Inc., as director of new business development. From 1989 through December 1993, he was employed by Professional Detailing Network (now known as Nelson Professional Sales, a division of Nelson Communications, Inc.), as vice president with responsibility for building sales teams and developing marketing strategies. Mr. Budd received a B.A. in History and Education from Susquehanna University in 1978.

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

      Robert R. Higgins became our executive vice president-client programs in October 1998. He joined us as a district sales manager in August 1996 and became vice president in 1997. Mr. Higgins has over 30 years experience in the pharmaceutical industry. From 1965 to 1995, Mr. Higgins was employed by Burroughs Wellcome Co., where he was responsible for building and managing sales teams and developing and implementing marketing strategies. After he left Burroughs Wellcome and before he joined us, Mr. Higgins was self-employed. Mr. Higgins received a B.S. in biology from Kansas State University in 1964, and an MBA from North Texas State University in 1971.

      Christopher Tama joined us as executive vice president-LifeCycle Ventures in January 2000. Prior to joining us, Mr. Tama spent 19 years with Pharmacia & Upjohn, Searle and Novartis where he held various marketing and sales positions. Before joining us, Mr. Tama was with Pharmacia & Upjohn for 13 years. Most recently he was vice president-marketing for Novartis' central nervous system therapeutic area. His marketing and sales experience range many different therapeutic areas, both in primary care and specialty markets. He has extensive domestic and international experience and has launched 13 products throughout his career. He received his B.A. in Economics from Villanova University in 1981.

      Stephen P. Cotugno became our executive vice president-corporate development in January 2000. He joined us as a consultant in 1997 and in January 1998 he was hired full time as vice president-corporate development. Prior to joining us, Mr. Cotugno was an independent financial consultant. He received his B.A. in finance and economics from Fordham University in 1981.

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

      Our board of directors is divided into three classes. Each year the stockholders elect the members of one of the three classes to a three-year term of office. Messrs. Dugan and Mossinghoff serve in the class whose term expires in 2001; Ms. Vecsi serves in the class whose term expires in 2002, and Messrs. Saldarini and Pietruski serve in the class whose term expires in 2003.

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

ITEM 11. EXECUTIVE COMPENSATION

      Summary compensation. The following table sets forth certain information concerning compensation paid for services in all capacities awarded to, earned by or paid to our chief executive officer and the other four most highly compensated executive officers during 2000, 1999 and 1998 whose aggregate compensation exceeded $100,000.

                                  Annual compensation          Long-term compensation
                           --------------------------------    -----------------------
                                                                             Shares
                                                                               of
                                                                             common
                                                               Restricted     stock         All
  Name and Principal                             Other annual    stock      underlying     other
       Position            Salary     Bonus      compensation  awards$(1)    options    compensation
-----------------------    ------     -----      ------------  ----------   ----------  ------------
Charles T. Saldarini
President and chief
executive officer
   2000............        294,594    506,731      8,713         --           --         6,203
   1999............        283,254    450,000      5,657         --           --         2,145
   1998............        233,744    275,000      2,394         --           --          --

Stephen K. Budd
Chief operating
officer and executive
vice president
   2000............        225,000    243,003      2,891       104,144        --         4,744
   1999............        182,053    216,409      2,229        83,591      25,000       3,524
   1998............        168,678    178,000      2,302         --           --         3,373

Bernard C. Boyle
Chief financial
officer, executive
vice president,
secretary and
treasurer
   2000............        187,500    207,211      4,706        88,805        --         4,010
   1999............        167,975    180,180      3,350        77,220      20,000       3,256
   1998............        155,833    165,000      4,170         --           --          825

Robert R. Higgins
Executive vice
president
   2000............        141,667    114,042      3,456        48,875        --         3,000
   1999............        125,567    73,238       1,977        31,387      15,000       2,396
   1998............        101,186    45,000       2,104         --          7,500       1,373

Christopher Tama(2)
Executive vice
president
   2000............        167,708    210,000      1,828        90,000       5,000        --
   1999............         --         --           --           --           --          --
   1998............         --         --           --           --           --          --

------------------------

(1) For the years ended December 31, 2000 and 1999, a portion of the named executive officers' annual bonus was paid in restricted stock. The number of shares were calculated by dividing the portion of bonus expense attributable to restricted stock by a trailing 20-day average stock price on December 31, 2000 and 1999, which was $99.42 and $27.25, respectively. The fair market value of the shares owned by the named executive officers on December 31, 2000 at the end of 2000, based upon the closing price of our common stock of $105.766 on that date, was as follows: Mr. Budd -- $435,121.32 (4,114 shares); Mr. Boyle -- $394,084 (3,726 shares); Mr.
Higgins -- $173,668 (1,642 shares); and Mr. Tama -- $95,718 (905 shares).

(2) Mr. Tama joined us as executive vice president in January 2000.

      Option grants. The following table sets forth certain information regarding options granted by us in 2000 to each of the executives named in the Summary Compensation Table.

                                                                 Option Grants in Last Fiscal Year
                                    -------------------------------------------------------------------------------------
                                                          Individual Grants                        Potential Realizable
                                    -----------------------------------------------------------      Value at Assumed
                                       Number of     Percent of                                    Annual Rates of Stock
                                        Shares      Total Options                                   Price Appreciation
                                      Underlying       Granted           Exercise                   for Option Term (1)
                                        Options     to Employees          Price       Expiration   ----------------------
                  Name                 Granted      in Fiscal Year      ($/share)        Date          5%           10%
--------------------------------    -------------   ---------------   -------------   ----------   ----------   ---------
Charles T. Saldarini............            --              --              --            --          --           --
Steven K. Budd..................            --              --              --            --          --           --
Bernard C. Boyle................            --              --              --            --          --           --
Robert R. Higgins...............            --              --              --            --          --           --
Christopher Tama................           5,000           1.8%           $29.53       1/17/10     $92,056      $235,316

-------------------
(1) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the options. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any appreciation in the price of the common stock from the date of grant to the date of this Form 10-K.

      Option exercises and year-end option values. The following table provides information with respect to options exercised by the Named Executive Officers during 2000 and the number and value of unexercised options held by the Named Executive Officers as of December 31, 2000.


                        Aggregated Option Exercise in Last Fiscal Year and Year-End Option Values

                                                                     Number of Shares Underlying     Value of Unexercised In-the-
                                                                    Unexercised Options at Fiscal      Money Options At Fiscal
                                                                              Year-End                       Year-End (2)
                                                                    -----------------------------    ----------------------------
                        Shares Acquired
Name                     on Exercise (#)     Value Realized (1)      Exercisable    Unexercisable    Exercisable   Unexercisable
----                     ---------------     ------------------     -------------  --------------    -----------   --------------
Charles T. Saldarini           --                  --                     --              --             --             --
Steven K. Budd               39,189           $4,317,621                 8,333           16,667      $ 654,821     $ 1,309,642
Bernard C. Boyle             22,992            2,693,979                 6,667           13,333        523,857       1,047,713
Robert R. Higgins            10,000              909,832                  --             12,500          --          1,010,200
Christopher Tama                 --                   --                  --              5,000          --            381,180

---------
(1) For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the stock price at date of exercise.

(2) For the purposes of this calculation, value is based upon the difference between the exercise price of the exercisable and unexercisable options and the stock price at December 31, 2000 of $105.766 per share.

Employment contracts

      In January 1998, we entered into an agreement with John P. Dugan providing for his appointment as chairman of the board and director of strategic planning. The agreement provides for an annual salary of $125,000, no cash bonuses and for participation in all executive benefit plans.

      In April 1998, we entered into an employment agreement with Charles T. Saldarini providing for his employment, as president and chief executive officer for a term expiring on February 28, 2003 subject to automatic one-year renewals unless either party gives written notice 180 days prior to the end of the then current term of the agreement. The agreement provides for an annual base salary of $275,000 and for participation in all executive benefit plans. The agreement also provides that Mr. Saldarini will be entitled to bonus and incentive compensation awards as determined by the compensation committee. Further, the agreement provides, among other things, that, if his employment is terminated without cause (as defined) or if Mr. Saldarini terminates his employment for good reason (as defined), we will pay him an amount equal to the salary which would have been payable over the unexpired term of his employment agreement.

      In March 1998, we entered into employment agreements with each of Messrs. Boyle and Budd, providing for Mr. Boyle's employment as chief financial officer and Mr. Budd's employment as chief operating officer. Mr. Boyle's agreement terminates on December 31, 2001 and Mr. Budd's agreement terminates on March 31, 2002. Each agreement is subject to automatic one-year renewals unless either party gives written notice 180 days prior to the end of the then current term of the agreement. The agreements provide for an annual base salary of $165,000 for Mr. Boyle and $178,605 for Mr. Budd and for their participation in all executive benefit plans. The agreements also provide that Messrs. Boyle and Budd are entitled to bonus and incentive compensation awards as determined by the compensation committee. Each agreement also provides, among other things, that, if we terminate the employee's employment without cause (as defined) or the employee terminates his employment for good reason (as defined), we will pay the employee an amount equal to the salary which would have been payable over the unexpired term of the employment agreement.

      In January 2000, we entered into an employment agreement with Mr. Tama providing for Mr. Tama's employment as executive vice president -- Life Cycle Ventures. Mr. Tama's agreement terminates on December 31, 2002. The agreement is subject to automatic one-year renewals unless either party gives written notice 180 days prior to the end of the then current term of the agreement. The agreements provide for an annual base salary of $175,000 and for Mr. Tama's participation in all executive benefit plans. The agreements also provide that Mr. Tama is entitled to bonus and incentive compensation awards as determined by the compensation committee. The agreement also provides, among other things, that, if we terminate the employee's employment without cause (as defined) or the employee terminates his employment for good reason (as defined), we will pay the employee an amount equal to the salary which would have been payable over the unexpired term of the employment agreement.

      In September 2000, we entered into employment agreements with Mr. Cotugno providing for Mr. Cotugno's employment as executive vice president - corporate development. Mr. Cotugno 's agreement terminates on August 31, 2002. The agreement is subject to automatic one-year renewals unless either party gives written notice 180 days prior to the end of the then current term of the agreement. The agreements provide for an annual base salary of $155,000 and for Mr. Cotugno's participation in all executive benefit plans. The agreements also provide that Mr. Cotugno is entitled to bonus and incentive compensation awards as determined by the compensation committee. The agreement also provides, among other things, that, if we terminate the employee's employment without cause (as defined) or the employee terminates his employment for good reason (as defined), we will pay the employee an amount equal to the salary which would have been payable over the unexpired term of the employment agreement.

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

Stock compensation plans

      2000 Omnibus Incentive Compensation Plan

      On May 5, 2000 our board of directors approved our 2000 Omnibus Incentive Compensation Plan. The purpose of the Omnibus Plan is to provide a flexible framework that will permit the board to develop and implement a variety of stock-based incentive compensation programs based on our changing needs, our competitive market and the regulatory climate. The maximum number of shares as to which awards or options may at any time be granted under the Omnibus Plan is
1.5 million shares of the our common stock. The Omnibus Plan is administered by the compensation committee of the board, which is responsible for developing and implementing specific stock-based plans that are consistent with the intent and specific terms of the framework created by the Omnibus Plan. Eligible participants under the Omnibus Plan include our officers and other employees, members of our board, and outside consultants. The right to grant awards under the Omnibus Plan will terminate upon the expiration of 10 years after the date the Omnibus Plan was adopted. No Participant may be granted more than 100,000 shares of company stock from all awards under the Omnibus Plan.

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

At December 31, 2000, options for an aggregate of 653,921 shares were outstanding under our stock option plans, including 25,000 granted to Steven Budd, our president and chief operating officer, 20,000 granted to Bernard Boyle, our chief financial officer, 12,500 granted to Robert Higgins, our executive vice president of client programs, 16,670 granted to Stephen Cotugno, our executive vice president of corporate development, 5,000 granted to Christopher Tama, our executive vice president - LifeCycle Ventures and 18,750 granted to each of Gerald J. Mossinghoff, John M. Pietruski and Jan Martens Vecsi, our outside directors. In addition, as of December 31, 2000, options to purchase 286,634 shares of common stock had been exercised.

Compensation of directors

      Each non-employee director receives an annual director's fee of $20,000, payable quarterly in arrears, plus $1,000 for each meeting attended in person and $500 for each meeting attended telephonically and reimbursement for travel costs and other out-of-pocket expenses incurred in attending each directors' meeting. In addition, committee members receive $500 for each committee meeting attended in person and $200 for each committee meeting attended telephonically. Under our stock option plans, each non-employee director is granted options to purchase 10,000 shares upon first being elected to our board of directors. In addition, each non-employee director will receive options to purchase an additional 7,500 shares of common stock on the date of our annual stockholders' meeting. All options have an exercise price equal to the fair market value of the common stock on the date of grant and vest one-third on the date of grant and one-third at the end of each subsequent year of service on the board.

401(k) plan

      We maintain two 401(k) retirement plans intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. These 401(k) plans are defined contribution plans. Under one plan, we committed to make mandatory contributions to the 401(k) plan to match employee contributions up to a maximum of 2% of each participating employee's annual wages. Under the other 401(k) plan, we committed to match 100% of the first $1,250 contributed by each employee, 75% of the next $1,250, 50% of the next $1,250 and 25% of the next $1,250 contributed. In addition we can make discretionary contributions to this plan. Our contribution to the 401(k) plan for 2000 was approximately $1.2 million.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2001 by:
      o each person known to us to be the beneficial owner of more than 5% of our outstanding shares;
      o each of our directors;
      o each executive officer named in the Summary Compensation Table above;
      o all of our directors and executive officers as a group.

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

                                                            Number of Shares     Percentage of Shares
Name of Beneficial Owner                                  Beneficially Owned(1)   Beneficially Owned
------------------------                                  ---------------------  --------------------
Executive officers and directors:
John P. Dugan ..............................................    4,909,878              35.4%
Charles T. Saldarini .......................................      800,000               5.8%
Steven K. Budd .............................................      113,848 (2)             *
Bernard C. Boyle ...........................................       10,394 (3)             *
Robert Higgins .............................................        5,491                 *
Christopher Tama ...........................................        2,572 (4)             *
John M. Pietruski ..........................................       14,500 (5)             *
Jan Martens Vecsi ..........................................       12,500 (6)             *
Gerald J. Mossinghoff ......................................       12,500 (6)             *
All executive officers and directors as a group (11 persons)    5,783,501 (7)          41.6%

5% stockholders:
Driehaus Capital Management, Inc(8) ........................      878,513               6.3%
 25 East Erie Street
 Chicago, IL 60611-2703
Navellier & Associates Inc(9) ..............................      707,514               5.1%
 One East Liberty, Third Floor
 Reno, NV  89501

---------------------
*    Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 8,333 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(3) Includes 6,667 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(4) Includes 1,667 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(5) Includes 12,500 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(6) Represents shares issuable pursuant to options exercisable within 60 days of the date of this report.
(7) Includes 54,170 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(8) This information was derived from the Schedule 13g filed by the reporting person.
(9) This information was derived from the Schedule 13f filed by the reporting person.

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

John P. Dugan is not actively involved in B&S; however, his son, Thomas Dugan, is active in B&S. For the year ended December 31, 2000 we purchased $2.1 million of advertising through B&S and B&S received commissions of approximately $380,000. All ads were placed at the stated rates set by the publications in which they appeared. In addition, we believe that the amounts paid to B&S were no less favorable than would be available in an arms-length negotiated transaction with an unaffiliated entity.

      Peter Dugan, the son of John P. Dugan, our chairman of the board, is employed by us as executive director of marketing. In 2000, compensation paid or accrued to Peter Dugan was $192,820.

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

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      The following documents are filed as part of this report:

(a)(1) Financial Statements - See Index to Financial Statements on page F-1 of this report.

(a)(2)      Financial Statement Schedules

            Schedule II: Valuation and Qualifying Accounts

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included elsewhere in the financial statements or notes thereto.

    (a) (3) Exhibits

     Exhibit
       No.                   Description
       ---                   -----------
       3.1.    Certificate of Incorporation of Professional Detailing, Inc.(1)

       3.2.    By-Laws of Professional Detailing, Inc.(1)

       4.1.    Specimen Certificate Representing the Common Stock(1)

      10.1.    Form of 1998 Stock Option Plan(1)

      10.2     Form of 2000 Omnibus Incentive Compensation Plan(2)

      10.3.    Office Lease for Upper Saddle River, NJ corporate headquarters(1)

      10.4.    Form of Employment Agreement between the Company and Charles T. Saldarini(1)

      10.5.    Agreement between the Company and John P. Dugan(1)

      10.6.    Form of Employment Agreement between the Company and Steven K. Budd(1)

      10.7.    Form of Employment Agreement between the Company and Bernard C. Boyle(1)

      10.8.    Form of Employment Agreement between the Company and Christopher Tama*

      10.9.    Form of Employment Agreement between the Company and Stephen Cotugno*

      10.10.   Form of Loan Agreements between the Company and Steven Budd (3)

      21.1.    Subsidiaries of the Registrant*

      23.1.    Consent of PricewaterhouseCoopers LLP*

      23.2     Consent of Grant Thornton LLP*

      -----------------------
      *     Filed herewith

      (1) Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), and incorporated herein by reference.

      (2) Filed as an Exhibit to our definitive proxy statement dated May 10 2000, and incorporated herein by reference.

      (3) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(b)   Reports on Form 8-K

We did not file any reports on Form 8-K during the Quarter ended December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Upper Saddle River, State of New Jersey, on the 28th day of March, 2001.

                          PROFESSIONAL DETAILING, INC.


                                 /s/ Charles T. Saldarini
                                 ------------------------
                                 Charles T. Saldarini,
                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities indicated and on the 28th day of March, 2001.

             Signature                                     Title
             ---------                                     -----
/s/ John P. Dugan                           Chairman of the Board of Directors
------------------------------------
   John P. Dugan

                                            Vice Chairman of the Board of Directors and
/s/ Charles T. Saldarini                    Chief Executive Officer
------------------------------------
   Charles T. Saldarini

/s/ Steven K. Budd                          President and Chief Operating Officer
------------------------------------
   Steven K. Budd

                                            Chief Financial Officer (principal accounting
/s/ Bernard C. Boyle                        and financial officer)
------------------------------------
   Bernard C. Boyle

/s/ Gerald J. Mossinghoff                   Director
------------------------------------
   Gerald J. Mossinghoff

/s/ John M. Pietruski                       Director
------------------------------------
   John M. Pietruski

/s/ Jan Martens Vecsi                       Director
------------------------------------
   Jan Martens Vecsi

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULES

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

      Schedule II.  Valuation and Qualifying Accounts                 F-21

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of Professional Detailing, Inc.

In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and 14(a)(2) on page 38, present fairly, in all material respects, the financial position of Professional Detailing, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(1) and 14(a)(2) on page 38, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of TVG, Inc. a wholly-owned subsidiary, which statements reflects revenues of $18,340,216 for the year ended December 31, 1998. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for TVG, Inc. is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

February 13, 2001

               Report of Independent Certified Public Accountants

Shareholders and Board of Directors
TVG, Inc.

      We have audited the accompanying balance sheet of TVG, Inc. (a Delaware corporation), as of December 31, 1998, and the related statement of income and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements (not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the financial position of TVG, Inc., as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Grant Thornton LLP
Philadelphia, Pennsylvania

February 3, 1999

                          PROFESSIONAL DETAILING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                                 -------------------------
                                                                                    2000           1999
                                                                                 ---------       ---------
                                                                                       (in thousands)
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................      $ 109,000       $  57,787
  Short-term investments ..................................................          4,907           1,677
  Inventory, net ..........................................................         36,385              --
  Accounts receivable, net of allowance for doubtful accounts of
    $250 and $0 as of December 31, 2000 and 1999, respectively ............         84,529          28,941
  Unbilled costs and accrued profits on contracts in progress .............          2,953           2,258
  Deferred training .......................................................          4,930             999
  Other current assets ....................................................          4,541           2,439
  Deferred tax asset ......................................................          4,758             352
                                                                                 ---------       ---------
Total current assets ......................................................        252,003          94,453
Net property, plant & equipment ...........................................          9,965           3,707
Other long-term assets ....................................................          8,257           4,800
                                                                                 ---------       ---------
Total assets ..............................................................      $ 270,225       $ 102,960
                                                                                 =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................      $  31,328       $   6,034
  Accrued rebates and sales discounts .....................................         24,368              --
  Accrued incentives ......................................................         19,824          10,361
  Accrued salaries and wages ..............................................          6,568           3,871
  Unearned contract revenue ...............................................         23,813          17,673
  Other accrued expenses ..................................................         25,382           3,370
                                                                                 ---------       ---------
Total current liabilities .................................................        131,283          41,309
                                                                                 ---------       ---------
Long-term liabilities:
  Deferred compensation ...................................................            169              --
  Deferred tax liability ..................................................            663             575
  Other long-term liabilities .............................................             --             256
                                                                                 ---------       ---------
Total long-term liabilities ...............................................            832             831
                                                                                 ---------       ---------
Total liabilities .........................................................      $ 132,115       $  42,140
                                                                                 ---------       ---------

Commitments and contingencies (note 17)

Stockholders' equity:
  Common stock, $.01 par value; 30,000,000 shares authorized; shares issued and outstanding, 2000 - 13,837,390; 1999 - 11,975,097;
    restricted $.01 par value; shares issued and outstanding, 2000 - 7,972;
    1999 - 0 ..............................................................      $     138       $     120
  Preferred stock, $.01 par value, 5,000,000 shares authorized, no
    shares issued and outstanding .........................................             --              --
Additional paid-in capital ................................................         96,945          47,413
Additional paid-in capital, restricted ....................................            217              --
Retained earnings .........................................................         41,654          14,634
Accumulated other comprehensive (loss) income .............................            (34)             92
Unamortized compensation costs ............................................           (810)             --
Deferred compensation .....................................................             --             (11)
Loan to officer ...........................................................             --          (1,428)
                                                                                 ---------       ---------
Total stockholders' equity ................................................      $ 138,110       $  60,820
                                                                                 ---------       ---------
Total liabilities & stockholders' equity ..................................      $ 270,225       $ 102,960
                                                                                 =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For The Years Ended December 31,
                                                                     --------      --------      --------
                                                                       2000          1999          1998
                                                                     --------      --------      --------
                                                           (in thousands, except for per share and statistical data)
Revenue
  Service, net ................................................      $315,867      $174,902      $119,421
  Product, net ................................................       101,008            --            --
                                                                     --------      --------      --------
    Total revenue, net ........................................       416,875       174,902       119,421
                                                                     --------      --------      --------
Cost of goods and services
  Program expenses (including related party amounts of
   $2,117, $2,024 and $1,753 for the periods ended
   December 31, 2000, 1999 and 1998, respectively) ............       235,355       130,121        87,840
  Cost of goods sold ..........................................        68,997            --            --
                                                                     --------      --------      --------
    Total cost of goods and services ..........................       304,352       130,121        87,840
                                                                     --------      --------      --------

Gross profit ..................................................       112,523        44,781        31,581

Compensation expense ..........................................        32,820        19,611        15,779
Other general, selling & administrative expenses ..............        38,827         9,448         6,546
Acquisition and related expenses ..............................            --         1,246            --
                                                                     --------      --------      --------
Total general, selling & administrative expenses ..............        71,647        30,305        22,325
                                                                     --------      --------      --------
Operating income ..............................................        40,876        14,476         9,256
Other income, net .............................................         4,864         3,471         2,273
                                                                     --------      --------      --------
Income before provision for taxes .............................        45,740        17,947        11,529
Provision for income taxes ....................................        18,712         7,539         1,691
                                                                     --------      --------      --------
Net income ....................................................      $ 27,028      $ 10,408      $  9,838
                                                                     ========      ========      ========

Basic net income per share ....................................      $   2.00      $   0.87      $   0.92
                                                                     --------      --------      --------
Diluted net income per share ..................................      $   1.96      $   0.86      $   0.91
                                                                     --------      --------      --------
Basic weighted average number of shares outstanding ...........        13,503        11,958        10,684
                                                                     --------      --------      --------
Diluted weighted average number of shares outstanding .........        13,773        12,167        10,814
                                                                     --------      --------      --------


Pro forma data (unaudited) (note 19):
Income before provision for taxes, as reported ................                    $ 17,947      $ 11,529
Pro forma provision for income tax ............................                       7,677         4,611
                                                                                   --------      --------
Pro forma net income ..........................................                    $ 10,270      $  6,918
                                                                                   ========      ========

Pro forma basic net income per share ..........................                    $   0.86      $   0.65
                                                                                   ========      ========
Pro forma diluted net income per share ........................                    $   0.84      $   0.64
                                                                                   ========      ========
Pro forma basic weighted average number of shares outstanding .                      11,958        10,684
                                                                                   ========      ========
Pro forma diluted weighted average number of shares outstanding                      12,167        10,814
                                                                                   ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          PROFESSIONAL DETAILING, INC.
                            STATEMENTS OF CASH FLOWS

                                                                     For The Years Ended December 31,
                                                                    -----------------------------------
                                                                       2000         1999         1998
                                                                    ---------    ---------    ---------
                                                                                (in thousands)
Cash Flows From Operating Activities
Net income from operations ......................................   $  27,028    $  10,408    $   9,838
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization .............................       2,077        1,155          697
      Deferred rent and compensation ............................          --           (7)        (106)
      Loss on disposal of equipment .............................          --           --           88
      Deferred compensation .....................................          11           45           45
      Deferred taxes, net .......................................      (4,514)         642         (336)
      Reserve for inventory obsolescence and bad debt ...........         353           --           --
      Loss on other investments .................................       2,500           --           --
    Other changes in assets and liabilities, net of acquisitions:
      (Increase) in accounts receivable .........................     (55,838)     (19,071)      (1,750)
      (Increase) in inventory ...................................     (36,488)          --           --
      (Increase) decrease in unbilled costs .....................        (695)       1,321          111
      (Increase) decrease in deferred training ..................      (3,931)         223         (815)
      (Increase) in other current assets ........................      (2,141)      (1,658)        (406)
      (Increase) in other long-term assets ......................      (2,931)        (469)        (543)
      Increase in accounts payable ..............................      25,294        3,978          477
      Increase in accrued rebates and sales discounts ...........      24,368           --           --
      Increase in accrued liabilities ...........................      11,567        3,960        4,792
      Increase in unearned contract revenue .....................       6,140        7,402          615
      (Decrease) increase in payable to affiliate ...............          --          (56)          56
      Increase (decrease) in other current liabilities ..........      26,394       (2,279)       2,453
      Increase in other deferred compensation ...................         169           --           --
      (Decrease) in other long-term liabilities .................        (256)          --         (162)
                                                                    ---------    ---------    ---------
Net cash provided by operating activities .......................      19,107        5,594       15,054
                                                                    ---------    ---------    ---------

Cash Flows From Investing Activities
      Sale of short-term investments ............................       1,551          832       (1,189)
      Purchase of short-term investments ........................      (4,907)          --           --
      Investments in In2Focus and iPhysicianNet .................      (3,260)          --           --
      Purchase of property and equipment ........................      (7,865)      (1,442)      (2,196)
      Repayments of advances from affiliate .....................          --           --           27
      Cash paid for acquisition .................................          --       (4,100)          --
                                                                    ---------    ---------    ---------
Net cash used in investing activities ...........................     (14,481)      (4,710)      (3,358)
                                                                    ---------    ---------    ---------

Cash Flows From Financing Activities

      Payments on note payable ..................................          --           --          (68)
      Distributions to S corporation stockholders ...............          (8)        (670)      (6,200)
      Net proceeds from issuance of common stock ................      41,584          458       46,431
      Net proceeds from exercise of stock options ...............       3,583           --           --
      Tax benefit relating to employee compensation programs ....          --          126           --
      Loans from stockholders ...................................          --           --       (1,285)
      Loan to stockholder .......................................       1,428           --       (1,428)
      Repayments of stockholders loans ..........................          --           --           81
                                                                    ---------    ---------    ---------
Net cash provided by (used in) financing activities .............      46,587          (86)      37,531
                                                                    ---------    ---------    ---------

Net increase in cash and cash equivalents .......................      51,213          798       49,227
Cash and cash equivalents - beginning ...........................      57,787       56,989        7,762
                                                                    ---------    ---------    ---------
Cash and cash equivalents - ending ..............................   $ 109,000    $  57,787    $  56,989
                                                                    =========    =========    =========


Cash paid for interest ..........................................   $      19    $       4    $      29
                                                                    ---------    ---------    ---------
Cash paid for taxes .............................................   $  18,552    $   7,864    $   1,699
                                                                    =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          PROFESSIONAL DETAILING, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Common Stock         Treasury Stock      Additional      Retained
                                                  -------------------   --------------------     Paid in       Earnings
                                                    Shares     Amount    Shares      Amount      Capital       (Deficit)
                                                  ---------    ------   --------    --------     --------      ---------
Balance - December 31, 1997                           9,110   $    91        389    $   (812)    $  5,423      $ (2,926)

Net income for the year ended December 31, 1998                                                                   9,838
Unrealized investment holding (losses), net

Comprehensive (loss)
Issuance of common stock                              3,225        32                              46,399
Stockholders' distribution                                                                         (4,184)       (2,016)
Amortization of deferred compensation expense
Loan to officer
                                                  ---------    ------   --------    --------     --------      --------
Balance - December 31, 1998                          12,335       123        389        (812)      47,638         4,896
                                                  ---------    ------   --------    --------     --------      --------

Net income for the year ended December 31, 1999                                                                  10,408
Unrealized investment holding gains, net

Comprehensive income
Exercise of common stock options                         29                                           458
Retirement of TVG treasury shares                      (389)       (3)      (389)        812         (809)
Amortization of deferred compensation expense
Stockholders' distribution                                                                                         (670)
Tax benefit relating to employee
 compensation programs                                                                                126
                                                  ---------    ------   --------    --------     --------      --------
Balance - December 31, 1999                          11,975       120         --          --       47,413        14,634
                                                  ---------    ------   --------    --------     --------      --------

Net income for the year ended December 31, 2000                                                                  27,028
Unrealized investment holding losses, net of tax
Comprehensive income
Issuance of common stock                              1,609        16                              41,568
Issuance of officers' restricted common stock             8                                           217
Exercise of common stock options                        253         2                               3,581
Tax benefit of  nonqualified option exercise                                                        4,383
Amortization of deferred compensation expense
Stockholders' distribution                                                                                           (8)
Realized gain on sale of investment holdings
Unamortized compensation costs
Repayment of loan by officer
                                                  ---------    ------   --------    --------     --------      --------
Balance - December 31, 2000                          13,845    $  138         --    $     --     $ 97,162      $ 41,654
                                                  =========    ======   ========    ========     ========      ========

                                                   Accumulated
                                                     Other                                     Unamortized
                                                  Comprehensive     Deferred      Loan to      Compensation
                                                  Income (Loss)   Compensation    Officer         Costs        Total
                                                  -------------   ------------    -------      ------------  ---------
Balance - December 31, 1997                         $   54          $  (102)       $  (81)      $   --       $   1,647

Net income for the year ended December 31, 1998                                                                  9,838
Unrealized investment holding (losses), net            (49)                                                        (49)
                                                                                                             ---------
Comprehensive (loss)                                                                                             9,789
Issuance of common stock                                                                                        46,431
Stockholders' distribution                                                                                      (6,200)
Amortization of deferred compensation expense                            45                                         45
Loan to officer                                                                    (1,347)                      (1,347)
                                                    ------          -------        ------       -------      ---------
Balance - December 31, 1998                              5              (57)       (1,428)          --          50,365
                                                    ------          -------        ------       -------      ---------

Net income for the year ended December 31, 1999                                                                 10,408
Unrealized investment holding gains, net                87                                                          87
                                                                                                            ---------
Comprehensive income                                                                                            10,495
Exercise of common stock options                                                                                   458
Retirement of TVG treasury shares                                                                                   --
Amortization of deferred compensation expense                            46                                         46
Stockholders' distribution                                                                                        (670)
Tax benefit relating to employee
 compensation programs                                                                                             126
                                                    ------          -------        ------       -------      ---------
Balance - December 31, 1999                             92              (11)       (1,428)           --         60,820
                                                    ------          -------        ------       -------      ---------

Net income for the year ended December 31, 2000                                                                 27,028
Unrealized investment holding losses, net of tax       (34)                                                        (34)
                                                                                                             ---------
Comprehensive income                                                                                            26,994
Issuance of common stock                                                                                        41,584
Issuance of officers' restricted common stock                                                                      217
Exercise of common stock options                                                                                 3,583
Tax benefit of  nonqualified option exercise                                                                     4,383
Amortization of deferred compensation expense                            11                                         11
Stockholders' distribution                                                                                          (8)
Realized gain on sale of investment holdings           (92)                                                        (92)
Unamortized compensation costs                                                                     (810)          (810)
Repayment of loan by officer                                                        1,428                        1,428
                                                    ------          -------        ------       -------      ---------
Balance - December 31, 2000                         $  (34)         $    --        $   --       $  (810)     $ 138,110
                                                    ======          =======        ======       =======      =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

1. Nature of Business and Significant Accounting Policies

Nature of Business

      Professional Detailing, Inc. ("PDI" and, together with its wholly owned subsidiaries, the "Company") is a leading provider of comprehensive sales and marketing services on an outsourced basis to the United States pharmaceutical industry. See note 2 and 21.

Principles of Consolidation

      The consolidated financial statements include accounts of PDI and its wholly owned subsidiaries LifeCycle Ventures, Inc. ("LCV"), TVG, Inc. ("TVG"), ProtoCall, Inc. ("ProtoCall"), and PDI Investment Company, Inc. ("PDII"). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates include accrued incentives payable to employees, deferred taxes, allowances for bad debt and inventory obsolescence, sales returns and other sales rebates and discounts.

Revenue Recognition

      Service Revenue

      The Company uses a variety of contract structures with its clients. Product detailing contracts generally are for a term of one year, although some contracts have terms of up to three years. Generally, contracts provide for a fee to be paid to the Company based on its ability to deliver a specified package of services. In the case of product detailing programs, the Company may also be entitled to additional fees based upon the success of the program and/or subject to penalties for failing to meet stated performance benchmarks. Performance benchmarks usually are a minimum number of sales representatives or minimum number of calls. The Company's contracts also usually provide that it is entitled to a fee for each sales representative hired by the client during or at the conclusion of a program.

      Most contracts may be terminated by the client for any reason on 30 to 90 days notice. Many of the Company's contracts provide for the client to pay the Company a termination fee if a contract is terminated without cause. These penalties may not act as an adequate deterrent to the termination of any contract and may not offset the revenue which the Company could have earned under the contract had it not been terminated and it may not be sufficient to reimburse the Company for the costs which it may incur as a result of its termination. Contracts may also be terminated for cause if the Company fails to meet stated performance benchmarks. The loss or termination of a large contract or of multiple contracts could adversely affect the Company's future revenue and profitability. To date, no programs have been terminated for cause.

      Revenue is earned primarily by performing services under contracts and is recognized as the services are performed and the right to receive payment for such services is assured. In the case of contracts relating to product detailing programs, revenue is recognized net of any potential penalties until the performance criteria eliminating the penalties have been achieved. Performance incentives as well as termination payments are recognized as revenue in the period earned and when payment of the incentive or other payment is assured.

      Program expenses consist primarily of the costs associated with the execution of product detailing programs or other marketing and promotional services identified in the contract. Program expenses include all personnel costs and other costs, including facility rental fees, honoraria and travel expenses, associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, managers and professional staff who are directly responsible for the rendering of services in connection with a particular program. Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly render the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of (i) the life of the contract to which they relate or (ii) 12 months. Expenses that are directly reimbursable are netted for income statement purposes. Expenses related to the product detailing of the Company's own product are classified in the other selling general and administrative expenses in the consolidated statements of operations.

      Product Revenue

      Product revenues are recognized when products are shipped and title to products is transferred to the customer. The Company has adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, the effects of which are immaterial for all periods presented. Provision is made at the time of sale for all discounts and estimated sales allowances. The Company prepares its estimates for sales returns and allowances, discounts and rebates based primarily on historical experience updated for changes in facts and circumstances, as appropriate.

Fair Value of Financial Instruments

      The book values of cash and cash equivalents, contract payments receivable, accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.

Unbilled Costs and Accrued Profits and Unearned Contract Revenue

      In general, contractual provisions, including predetermined payment schedules or submission of appropriate billing detail, establish the prerequisites for billings. Unbilled costs and accrued profits arise when services have been rendered and payment is assured but clients have not been billed. These amounts are classified as a current asset. Normally, in the case of detailing contracts, the clients agree to pay the Company a portion of the fee due under a contract in advance of performance of services because of large recruiting and employee development costs associated with the beginning of a contract. The excess of amounts billed over revenue recognized represents unearned contract revenue, which is classified as a current liability.

Cash and Cash Equivalents

      Cash and cash equivalents consist of unrestricted cash accounts, highly liquid investment instruments and certificates of deposit with an original maturity of three months or less at the date of purchase.

Investments

      The Company accounts for investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale investments are valued at fair market value based on quoted market values, with the resulting adjustments, net of deferred taxes, reported as a separate component of stockholders' equity as accumulated other comprehensive income. For the purposes of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. The Company has certain other investments, which are included in other long-term assets. See Note 6.

Inventory

      Inventory is valued at the lower of cost or fair value. Cost is determined using the first in, first out costing method. Inventory consists of only finished goods and is recorded net of a provision for obsolescence.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. The estimated useful lives of asset classifications are five to ten years for furniture and fixtures and three to seven years for office equipment and computer equipment. Depreciation is computed using the straight-line method, and the cost of leasehold improvements is amortized over the shorter of the estimated service lives or the terms of the related leases. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations. Purchased computer software is capitalized and amortized over the software's useful life. Internally-developed software is also capitalized and amortized over its useful life in accordance with of the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

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

Advertising

      The Company recognizes advertising costs as incurred. The total amounts charged to advertising expense were approximately $421,000, $267,000 and $240,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Shipping and Handling Costs

      In 2000 the Company adopted Emerging Issues Task Force ("EITF") 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires costs billed to customer for shipping and handling to be included in net revenue. The Company records the costs incurred for shipping and handling in cost of goods sold.

Income Taxes

      The Company applies an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized.

Reclassifications

      Certain reclassifications have been made to conform prior periods' data to the current year presentation.

2. New Business

      LifeCycle Ventures, Inc., was incorporated in June 2000 as a wholly-owned subsidiary of PDI. The LCV service offering provides pharmaceutical manufacturers with a new approach toward managing the resource constraints inherent in a large product portfolio. The mounting pressure to launch new drugs and quickly maximize sales of products in the growth phase of their lifecycles often leaves other products that could benefit from intensified sales and marketing efforts. LCV helps to maximize the sales and profit potential of these products by funding and managing the marketing, sales and distribution efforts for the products in return for performance based compensation.

      In October 2000, our wholly owned subsidiary, LifeCycle Ventures, Inc.
(LCV), signed a five-year agreement with Glaxo Wellcome Inc., ("Ceftin Agreement") extending through December 31, 2005, for the exclusive U.S. marketing, sales and distribution rights for Ceftin Tablets and Ceftin for Oral Suspension (cefuroxime axetil), two dosage forms of a cephalosporin antibiotic. Ceftin is indicated for acute bacterial respiratory infections such as acute sinusitis, bronchitis and otitis media. Glaxo Wellcome retains certain regulatory responsibilities for Ceftin and ownership of all intellectual property relevant to Ceftin. Glaxo Wellcome will continue to manufacture the product.

3. Public Offerings of Common Stock

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

4. Acquisitions

      On May 12, 1999, PDI and TVG signed a definitive agreement pursuant to which PDI acquired 100% of the capital stock of TVG in a merger transaction. In connection with the transaction, PDI issued 1,256,882 shares of common stock in exchange for the outstanding shares of TVG. The acquisition has been accounted for as a pooling of interest and, accordingly, all periods presented in the accompanying consolidated financial statements prior to 2000 have been restated to include the accounts and operations of TVG.

      The results of operations previously reported by separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                                 Three Months             Year
                                                     Ended                Ended
                                                 March 31, 1999      December 31, 1998
                                                 --------------      -----------------
                                                           (in thousands)
Revenue:
  PDI ................................             $ 34,581             $101,081
  TVG ................................                5,731               18,340
                                                   --------             --------
  Combined ...........................             $ 40,312             $119,421
                                                   ========             ========

Net income (loss):
  PDI ................................             $  2,696             $  9,492
  TVG ................................                  626                  346
                                                   --------             --------
  Combined ...........................             $  3,322             $  9,838
                                                   ========             ========

      In August 1999, the Company, through its wholly-owned subsidiary, ProtoCall, Inc. ("ProtoCall"), acquired substantially all of the operating assets of ProtoCall, LLC, a leading provider of syndicated contract sales services to the United States pharmaceutical industry. The purchase price was $4.5 million plus up to an additional $3.0 million in contingent payments payable if ProtoCall achieves defined performance benchmarks. The Company made the final contingent payment of approximately $147,000 in the first quarter of 2001. This acquisition was accounted for as a purchase. In connection with this transaction, the Company recorded $4.3 million in goodwill (included in other long-term assets) which is being amortized using the straight-line method over a period of 10 years.

5. Short-Term Investments

      At December 31, 2000, short-term investments were $4.9 million, including approximately $231,000 of investments classified as available for sale securities. At December 31, 1999, short-term investments of $1.7 million were classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income. All other short term investments are stated at cost, which approximates fair value.

6. Other Investments

      In February 2000, the Company signed a three-year agreement with iPhysicianNet Inc. ("iPhysicianNet"). In connection with this agreement, the Company made an investment of $2.5 million in preferred stock of iPhysicianNet. Under the agreement, the Company was appointed as the exclusive contract sales organization in the

United States to be affiliated with the iPhysicianNet network, prospectively allowing the Company to offer e-detailing capabilities to its existing and potential clients. For the year ended December 31, 2000, the Company recorded net losses under the equity method related to this investment of $2.5 million included in other income, net, which represented its share of iPhysicianNet's losses until the investment was reduced to zero. The Company has no further commitments under this agreement.

      In the fourth quarter of 2000, the Company made an investment of approximately $760,000 in convertible preferred stock of In2Focus, Inc., a United Kingdom contract sales company. The Company recorded this investment under the cost method.

7. Historical and Pro Forma Basic and Diluted Net Income/Loss Per Share

      Historical and pro forma basic and diluted net income/loss per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                Years Ended December 31,
                                                            ------------------------------
                                                             2000        1999        1998
                                                            ------      ------      ------
                                                                   (in thousands)
      Basic weighted average number of common
       shares outstanding ............................      13,503      11,958      10,684
      Dilutive effect of stock options ...............         270         209         130
                                                            ------      ------      ------

      Diluted weighted average number of common shares
       outstanding ...................................      13,773      12,167      10,814
                                                            ------      ------      ------

      Outstanding options at December 31, 1999 to purchase 34,562 shares of common stock with an exercise price of $29.88 per share were not included in the 1999 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive.

8. Property, Plant and Equipment

      Property, plant and equipment consists of the following as of December 31, 2000 and 1999:

                                                                  December 31,
                                                            -----------------------
                                                              2000           1999
                                                            --------       --------
                                                                 (in thousands)
      Furniture and fixtures                                $  2,574       $  1,339
      Office equipment                                         2,357          1,962
      Computer equipment                                      10,044          3,945
      Leasehold improvements                                     953            892
                                                            --------       --------
      Total property, plant and equipment                     15,928          8,138

        Less accumulated depreciation and amortization        (5,963)        (4,431)
                                                            --------       --------

      Property, plant and equipment, net                    $  9,965       $  3,707
                                                            ========       ========

9. Operating Leases

      The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases which expire at various dates through 2005. Lease expense under these agreements for the years ended December 31, 2000 and 1999 was approximately $16.1 million and $6.5 million, respectively, of which $14.0 million in 2000 and $5.1 million in 1999 related to automobiles leased for employees for a term of one-year from the date of delivery. The total lease expense for 1998 was $780,410. In the fourth quarter of 1998, the Company instituted a leasing program providing most field representatives with an automobile.

      The Company entered into a new facilities lease in May 1998 for a term that expires in the fourth quarter of 2004, with an option to extend for an additional five years, for the premises which house its corporate headquarters. TVG's office lease is for seven years and commenced in August 1993. TVG extended their office lease for an additional five years in September 2000. ProtoCall's office lease is for five years and commenced in April 2000. LCV's office lease commenced in October 2000 which expires July 2003. In July 2000, we signed a lease for additional office space for PDI in Mahwah, New Jersey, commencing in September 2000 and expiring in March 2003. The Company records lease expense on a straight line basis over the lease term.

      As of December 31, 2000, the aggregate minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

                                  (in thousands)
           2001...................................................   $  3,121
           2002...................................................      3,096
           2003...................................................      2,506
           2004...................................................      2,086
           2005...................................................        728
                                                                     --------

           Total..................................................   $ 11,537
                                                                     ========

10. Significant Customers

      Service and other

      During 2000, 1999 and 1998 the Company had several significant customers for which it provided services under specific contractual arrangements. The following sets forth the service and other revenue generated by customers who accounted for more than 10% of the Company's service and other revenue during each of the periods presented.

                                                      Years Ended December 31,
                                                 -------------------------------
     Customers                                     2000         1999        1998
     ---------                                   ---------   ---------    ------
                                                          (in thousands)
        A....................................    $90,976     $52,359      $25,272
        B....................................     67,071      33,781       32,008
        C....................................     37,038      38,101       31,576

      At December 31, 2000 and 1999, these customers represented 61.7% and 63.4%, respectively, of the aggregate of outstanding service accounts receivable and unbilled services. The loss of any one of the foregoing customers could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

      Product

      During 2000, the Company had several significant customers for which it provided products related to its distribution arrangement with GlaxoWelcome. The following sets forth the product revenue generated by customers who accounted for more than 10% of the Company's product revenue during the year ended December 31, 2000.

                                                  Year Ended
                                                  December 31,
     Customers                                       2000
     ---------                                   --------------
                                                 (in thousands)
        A.....................................     $31,733
        B.....................................      16,263
        C.....................................      14,562

      At December 31, 2000 these customers represented 48.4% of aggregated outstanding net product accounts receivable. The loss of any one of the forgoing customers could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

11. Related Party Transactions

      The Company purchases certain print advertising for initial recruitment of representatives through a company that is wholly-owned by family members of the Company's largest stockholder. The net amounts charged to the Company for these purchases totaled approximately $2.1 million, $2.0 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998.

12. Income Taxes

      PDI was treated as an S corporation for Federal and state income tax purposes until its initial public offering in May 1998. TVG was treated as an S corporation in 1997, 1998 and through the time of merger with PDI in May 1999. Consequently, during the periods in which TVG and PDI were treated as S corporations, they were not subject to Federal income taxes and they were not subject to state income tax at the regular corporate rates. See note 20.

      The provisions for income taxes for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                         2000          1999          1998
                                      --------       --------      --------
                                                  (in thousands)
      Current:
         Federal ...............      $ 18,993       $  6,027      $  1,631
         State .................         4,233            870           397
                                      --------       --------      --------
         Total current .........        23,226          6,897         2,028
      Deferred .................        (4,514)           642          (337)
                                      --------       --------      --------
      Provision for income taxes      $ 18,712       $  7,539      $  1,691
                                      --------       --------      --------

      A reconciliation of the difference between the Federal statutory tax rates and the Company's effective tax rate is as follows:

                                                        2000         1999      1998
                                                      ---------   ---------   ------
      Federal statutory rate ......................      35.0%       35.0%      34.0%
      State income tax rate, net of Federal benefit       5.3         4.1        4.0
      Effect of S corporation status ..............        --        (1.6)      (24.0)
      Non-deductible acquisition expenses .........      (0.4)        2.4         --
      Valuation allowance .........................       1.9          --         --
      Other .......................................      (0.9)        2.1        0.7
                                                         ----        ----       ----

      Effective tax rate ..........................      40.9%       42.0%      14.7%
                                                         ----        ----       ----

      The tax effects of significant items comprising the Company's deferred tax assets and (liabilities) as of December 31, 2000 and 1999 are as follows:

                                                      2000         1999
Deferred tax assets (liabilities)-- current
    Allowances and reserves                         $ 3,251       $ 145
    Inventory                                         1,059           0
    Compensation                                        169         142
    Other                                               280          97
                                                    -------       -----
                                                    $ 4,759       $ 384
                                                    -------       -----

Deferred tax assets (liabilities) -- non
current
    Property, plant and equipment                   $  (664)      $(449)
    State taxes                                          93        (119)
    Intangible assets                                   142           0
    Equity investment                                   989           0
    Valuation Allowance on Deferred Tax Assets         (989)          0
                                                    -------       -----
                                                    $  (429)      $(568)
                                                    -------       -----

Net deferred tax asset                              $ 4,330       $(184)
                                                    -------       -----

      For the year ended December 31, 2000 the Company has recorded a valuation allowance of $989,000 against the deferred tax asset related to the Company's equity investment since management does not consider it more likely than not that such deferred tax asset will be realized. No valuation allowance was recorded for the years ended December 31, 1999 and 1998.

13. Preferred Stock

      The Company's board of directors is authorized to issue, from time to time, up to 5,000,000 shares of preferred stock in one or more series. The board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series. As of December 31, 2000 and 1999, there were no issued and outstanding shares of preferred stock.

14. Loans to Stockholders/Officers

      The Company loaned $1.4 million to its President and Chief Executive Officer, Charles T. Saldarini in April 1998. The proceeds of this loan were used by Mr. Saldarini to pay income taxes relating to his receipt of shares of common stock. Such loan was for a term of three years, bore interest at a rate equal to 5.4% per annum payable quarterly in arrears and was secured by a pledge of the shares of common stock held by Mr. Saldarini. This loan was repaid by Mr. Saldarini in February 2000.

      In November 1998, the Company agreed to lend $250,000 to an executive officer of which $100,000 was funded in November 1998, and the remaining $150,000 was funded in February 1999. This amount was recorded in other long-term assets. Such loan is payable on December 31, 2008 and bears interest at a rate of 5.5% per annum, payable quarterly in arrears.

15. Retirement Plans

      During 2000, 1999 and 1998, the Company provided its employees with two qualified profit sharing plans with 401(k) features. Under one plan, the Company expensed contributions of approximately $975,000, $533,000 and $310,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Under this plan, the Company is required to make mandatory contributions each year equal to 100% of the amount contributed by each employee up to 2% of the employee's wages. Any additional contribution to this plan is at the discretion of the Company.

      Under the other 401(k) plan, the Company expensed contributions of approximately $195,000, $346,000 and $346,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Effective January 1, 1998, the

Company matched 100% of the first $1,250 contributed by each employee, 75% of the next $1,250, 50% of the next $1,250 and 25% of the next $1,250 contributed. In addition the Company can make discretionary contributions.

      In 1995, TVG established a deferred compensation plan (the "Plan") covering full-time employees who meet certain eligibility criteria as defined in the Plan. Participants become eligible to receive distributions from the Plan equal to 25% of their net balance after receiving three annual contribution pledges. Upon retirement from the Company or death, the participant or their beneficiaries receive the remaining balance in four equal annual installments. All forfeitures and interest are credited to the Company. Compensation expense recognized in 1999 and 1998 related to the Plan was $79,113 and $260,009, respectively. This plan was terminated upon the acquisition of TVG on May 12, 1999.

16. Deferred Compensation Arrangements

      Beginning in 2000, the Company established a deferred compensation arrangement whereby a portion of certain employees salaries are withheld and placed in a Rabbi Trust. The plan permits the employees to diversify these assets through a variety of investment options. The Company adopted the provisions of Emerging Issues Task Force ("EITF") 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts are Earned and Held in a Rabbi Trust and Invested" which requires the Company to consolidate into its financial statements the net assets of the trust. The deferred compensation obligation has been classified as a long term liability and is adjusted, with the corresponding charge or credit to compensation expense, to reflect changes in fair value of the amounts owed to the employee. The assets in the trust are classified as available for sale. The credit to compensation expense due to a decrease of the market value of the investments was $58,852 during 2000. The total value of the Rabbi Trust at December 31, 2000 was approximately $231,000.

      In 2000 the Company established a Long-Term Incentive Compensation Plan whereby certain employees are required to take a portion of their bonus compensation in the form of restricted common stock. The restricted shares vest on the third anniversary of the grant date and are subject to accelerated vesting and forfeiture under certain circumstances. The Company recorded deferred compensation costs of approximately $800,000 during 2000, which will be amortized over the three-year vesting period. The unamortized compensation costs have been classified as a separate component of stockholders' equity.

17. Commitments and Contingencies

      The Company is engaged in the business of detailing pharmaceutical products, and, through LCV is also in the business of distributing product under the Ceftin agreement. Such activities could expose the Company to risk of liability for personal injury or death to persons using such products. While the Company has not been subject to any claims or incurred any liabilities due to such claims, there can be no assurance that substantial claims or liabilities will not arise in the future. The Company seeks to reduce its potential liability under its service agreement through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

      In connection with the Glaxo Wellcome Ceftin agreement, the Company has product purchase commitments. The Company is required to purchase certain minimum levels of product, in various dosage forms, during each calendar quarter of the agreement. This agreement is cancelable by either party upon not less than 120 days written notice. The quarterly commitments range from $40.1 million to $77.9 million over the five year period. As of December 31, 2000, the total non-cancelable commitment outstanding is $91.6 million.

      From time to time the Company is involved in litigation incidental to its business. The Company is not currently a party to any pending litigation which, if decided adversely to the Company, would have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

18. Stock Option Plans

      On May 5, 2000 the Board of Directors (the "Board") approved the Professional Detailing, Inc. 2000 Omnibus Incentive Compensation Plan (the "2000 Plan"). The purpose of the 2000 Plan is to provide a flexible framework that will permit the Board to develop and implement a variety of stock-based incentive compensation programs based on changing needs of the Company, its competitive market, and regulatory climate. The maximum number of shares as to which awards or options may at any time be granted under the 2000 Plan is 1.5 million shares of the Company's Common Stock. Eligible participants under the 2000 Plan shall include officers and other employees of the Company, members of the Board, and outside consultants, as specified under the 2000 Plan and designated by the Compensation Committee of the Board of Directors. The right to grant Awards under the 2000 Plan will terminate upon the expiration of 10 years after the date the 2000 Plan was adopted. No Participant may be granted more than 100,000 options of Company Stock from all Awards under the 2000 Plan.

      In March 1998, the Board of Directors of the Company adopted its 1998 Stock Option Plan (the "1998 Plan") which reserves for issuance up to 750,000 shares of its common stock, pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. The 1998 Plan, which has a term of ten years from the date of its adoption, is administered by a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options is determined by the committee, in its sole discretion. Incentive stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 1998 Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. Options are exercisable either at the date of grant or in ratable installments over a period from one to three years. In January 1997, the Company adopted its 1997 Stock Option Plan (the "1997 Plan") which was incorporated into the 1998 Plan March 1998.

      At December 31, 2000, options for an aggregate of 653,921 shares were outstanding under the Company's stock option plans. In addition, as of December 31, 2000, options to purchase 286,634 shares of common stock had been exercised.

      The activity for the 2000 and 1998 Plans during the years ended December 31, 1998, 1999 and 2000 is set forth in the table below:

                                                            Exercise      Weighted
                                                Number       price         average
                                               of shares   per share    exercise price
                                               ---------   ---------    --------------
Options outstanding at December 31, 1997         67,181  $         1.61    $   1.61
Granted                                         367,668           16.00       16.00
Exercised                                        (5,000)           1.61        1.61
Terminated                                       (6,331)          16.00       16.00
===================================================================================

Options outstanding at December 31, 1998        423,518    1.61 - 16.00       13.89
Granted                                         252,712   27.00 - 29.88       27.58
Exercised                                       (28,653)          16.00       16.00
Terminated                                      (14,743)  16.00 - 29.88       18.64
===================================================================================

Options outstanding at December 31, 1999        632,834    1.61 - 29.88       19.15
Granted                                         301,560    27.19 -80.00       78.57
Exercised                                      (252,981)   1.61 - 29.88       14.16
Terminated                                      (27,492)  16.00 - 29.88       22.36
===================================================================================

Options outstanding at December 31, 2000        653,921  $16.00 - 80.00    $  46.60
-----------------------------------------------------------------------------------

      During 1997, there were two grants of stock options to officers of the Company below the fair market value on the grant date, one in January for 39,189 shares at an exercise price of $1.61 and one in March for 27,992 shares at an exercise price of $1.61. In connection with the grant of such options, the Company amortized approximately $144,000 of compensation expense over the expected vesting period. The options vested as follows: one-third became exercisable on the date of the IPO (the "Initial Exercise Date"), another third became exercisable on the first anniversary of the Initial Exercise Date and the final third became exercisable on the second anniversary of the Initial

Exercise Date. Compensation expense of approximately $11,000, $45,000 and $45,000 was recognized for the years ended December 31, 2000, 1999 and 1998, respectively. All other grants of stock options were at a price not less than the fair market value on the date of grant, and, therefore the Company has not recognized any compensation expense related to those options.

      The following table summarizes information about stock options outstanding at December 31, 2000:

                  Options Outstanding                     Options Exercisable
        -------------------------------------------    ------------------------
          Exercise        Number        Remaining         Number
            price       of options     contractual      of options    Exercise
          per share    outstanding     life (years)    exercisable      price
        ------------  --------------   ------------    ------------   ---------
        $       16.00    153,994            7.4          38,938    $    16.00
                27.00     11,250            8.4           7,500         27.00
                27.19    168,453            8.8          28,670         27.19
                27.84     22,500            9.4           7,500         27.84
                29.88     24,239            8.6           2,131         29.88
                38.20      2,500            9.6            --           38.20
                80.00    270,985            9.8            --           80.00
        -------------------------------------------     -----------------------
        $16.00 -80.00    653,921            8.9          84,739    $    22.16
        ===========================================     =======================

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

                                                                      As of December 31,
                                                          -----------------------------------------
                                                            2000*            1999            1998
                                                          ---------        ---------       --------
                                                             (in thousands, except per share data)
Pro forma net income - as reported .................      $   27,028      $   10,270      $    6,918
Pro forma net income - as adjusted .................      $   25,131      $    9,623      $    6,432
Pro forma basic income per share - as reported .....      $     2.00      $     0.86      $     0.65
Pro forma basic net income per share - as adjusted .      $     1.86      $     0.80      $     0.60
Pro forma diluted net income per share - as reported      $     1.96      $     0.84      $     0.64
Pro forma diluted net income per share - as adjusted      $     1.82      $     0.79      $     0.59

----------
*2000 data represents actual results

      Compensation cost for the determination of Pro forma net income - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 5.74%, 6.21% and 5.62% at December 31, 2000, 1999 and 1998,
respectively; (ii) expected life of 5 years for 2000, 1999 and 1998; (iii) expected dividends - $0 for 2000, 1999 and 1998; and (iv) volatility of 80% for 2000 and 60% for 1999 and 1998. The weighted average fair value of options granted during 2000, 1999 and 1998 was $51.48, $15.78 and $9.63, respectively.

19. Pro Forma Information (unaudited)

      Prior to its acquisition in May 1999, TVG was an S corporation and not subject to Federal income tax. During such periods the net income of TVG had been reported by and taxed directly to the pre-acquisition shareholders rather than TVG. Accordingly, for informational purposes, the accompanying statements of operations for the years ended December 31, 1999 and 1998 include a pro forma adjustment for the income taxes which would have been recorded had TVG been a C corporation for the periods presented based on the tax laws in effect during those periods. The pro forma adjustment for income taxes is based upon the statutory rates in effect for C corporations during the years ended December 31, 1999 and 1998. The pro forma adjustment for income taxes for the year ended December 31, 1999 also reflects the non-deductibility of certain acquisition related costs.

20. New Accounting Pronouncements

      The Financial Accounting Standards Board released in June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which addressed the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Implementation of SFAS 133 was delayed to fiscal year 2001 by the issuance of SFAS 137. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 138) which amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company does not believe that the adoption of these pronouncements will have an impact on its earnings, comprehensive income and financial position.

21. Segment Information

      Through three segments, the Company offers six principal service offerings, including customized contract sales services, product sales and distribution, marketing research and consulting services, and professional education and communication services. Marketing research and consulting services, professional education and communication services, have been combined to form the Marketing services category. The accounting policies of the segments are the same as those described in the "Nature of Business and Significant Accounting Policies" footnote. Segment data includes a charge allocating corporate headquarters costs to each of the operating segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest and taxes (EBIT).

                                                                           For the Year
                                                                         Ended December 31,
                                                             -----------------------------------------
                                                               2000             1999            1998
                                                             ---------       ---------       ---------
      Revenue, net
         Contract sales ...............................      $ 315,188       $ 151,623       $ 101,081
         Product sales and distribution ...............        101,008              --              --
         Marketing services ...........................         19,749          23,351          18,340
                                                             ---------       ---------       ---------
            Total .....................................      $ 435,945       $ 174,974       $ 119,421
                                                             =========       =========       =========

      Revenue, intersegment
         Contract sales ...............................      $ (18,848)      $      --       $      --
         Product sales and distribution ...............             --              --              --
         Marketing services ...........................           (222)            (72)             --
                                                             ---------       ---------       ---------
         Total ........................................      $ (19,070)      $     (72)      $      --
                                                             =========       =========       =========

      Revenues, less intersegment
         Contract sales ...............................      $ 296,340       $ 151,623       $ 101,081
         Product sales and distribution ...............        101,008              --              --
         Marketing services ...........................         19,527          23,279          18,340
                                                             ---------       ---------       ---------
         Total ........................................      $ 416,875       $ 174,902       $ 119,421
                                                             =========       =========       =========

      EBIT
         Contract sales ...............................      $  30,572       $  13,643       $   9,373
         Product sales and distribution ...............          9,090              --              --
         Marketing services ...........................          1,214           2,079            (117)
                                                             ---------       ---------       ---------
            Total .....................................      $  40,876       $  15,722       $   9,256
                                                             =========       =========       =========

      Reconciliation of EBIT to income before provision
       for income taxes
         Total EBIT for operating groups ..............      $  40,876       $  15,722       $   9,256
         Acquisition costs ............................             --          (1,246)             --
         Other income, net ............................          4,864           3,471           2,273
                                                             ---------       ---------       ---------
      Income before provision for income taxes ........      $  45,740       $  17,947       $  11,529
                                                             =========       =========       =========

      Capital expenditures
         Contract sales ...............................      $   7,326       $   1,293       $   2,045
         Product sales and distribution ...............             29              --              --
         Marketing services ...........................            510             149             151
                                                             ---------       ---------       ---------
            Total .....................................      $   7,865       $   1,442       $   2,196
                                                             =========       =========       =========

      Depreciation expense
         Contract sales ...............................      $   1,272       $     613       $     338
         Product sales and distribution ...............             --              --              --
         Marketing services ...........................            336             399             359
                                                             ---------       ---------       ---------
            Total .....................................      $   1,608       $   1,012       $     697
                                                             =========       =========       =========

      Total Assets
         Contract sales ...............................      $ 163,859       $  91,981       $  77,390
         Product sales and distribution ...............         95,528              --              --
         Marketing services ...........................         10,838          10,979              --
                                                             ---------       ---------       ---------
           Total ......................................      $ 270,225       $ 102,960       $  77,390
                                                             =========       =========       =========

                                   Schedule II

                          PROFESSIONAL DETAILING, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 30, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                            BALANCE AT     ADDITIONS      (1)(2)      BALANCE AT
                                            BEGINNING      CHARGED TO   DEDUCTIONS        END
DESCRIPTION                                 OF PERIOD      OPERATIONS     OTHER        OF PERIOD
Against trade receivables--
Year ended December 30, 1998
   Allowance for doubtful accounts              --             --             --             --
Year ended December 30, 1999
   Allowance for doubtful accounts              --             --             --             --
Year ended December 30, 2000
   Allowance for doubtful accounts              --        250,000             --        250,000

Against inventories--
Year ended December 30, 1998
  Allowance for excess and obsolete             --             --             --             --
Year ended December 30, 1999
  Allowance for excess and obsolete             --             --             --             --
Year ended December 30, 2000
  Allowance for excess and obsolete             --        100,000             --        100,000

------------
(1)   Accounts written-off.
(2)   Merchandise disposals.

                          PROFESSIONAL DETAILING, INC.

                                   EXHIBITS TO

                           ANNUAL REPORT ON FORM 10-K

                               FOR THE YEAR ENDED

                                DECEMBER 31, 2000