Form 10-Q
period 2001-03-31
PROFESSIONAL DETAILING INC
filed 2001-05-15
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24249

                          PROFESSIONAL DETAILING, INC.
             (Exact name of Registrant as specified in its charter)

     Delaware                              22-2919486
     ---------------------------------     -------------------
     (State or other  jurisdiction         (I.R.S. Employer
     of incorporation or organization)     Identification No.)

                              10 Mountainview Road
                      Upper Saddle River, New Jersey 07458
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (201) 258-8450
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes |X|           No |_|

As of May 7, 2001 the Registrant had a total of 13,861,223 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                               PROFESSIONAL DETAILING, INC.

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Consolidated Financial Statements (unaudited)

      Balance Sheets
      March 31, 2001 and December 31, 2000 ..................................3

      Statements of Operations -- Three Months
      Ended March 31, 2001 and 2000 .........................................4

      Statements of Cash Flows -- Three
      Months Ended March 31, 2001 and 2000 ..................................5

      Notes to Financial Statements .........................................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..........................................11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ......................................Not Applicable
Item 2. Changes in Securities and Use of Proceeds ..........................18
Item 3. Default Upon Senior Securities .........................Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders ....Not Applicable
Item 5. Other Information ......................................Not Applicable
Item 6. Exhibits and Reports on Form 8-K ...................................18

SIGNATURES .................................................................19

                     PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share data)

                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  ------------
                                                        (unaudited)

                  ASSETS
Current assets:
  Cash and cash equivalents ..........................   $ 109,759    $ 109,000
  Short-term investments .............................       9,677        4,907
  Inventory, net .....................................      50,286       36,385
  Accounts receivable, net of allowance for doubtful
    accounts of $1,550 and $250 as of March 31, 2001
    and December 31, 2000, respectively ..............      95,317       84,529
  Unbilled costs and accrued profits on contracts in
    progress .........................................       7,118        2,953
  Deferred training ..................................       4,821        4,930
  Other current assets ...............................       4,304        4,541
  Deferred tax asset .................................       4,575        4,758
                                                         ---------    ---------
Total current assets .................................     285,857      252,003
Net property, plant & equipment ......................      11,240        9,965
Other investments ....................................       1,500          760
Other long-term assets ...............................       7,595        7,497
                                                         ---------    ---------
Total assets .........................................   $ 306,192    $ 270,225
                                                         ---------    ---------

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................   $  48,953    $  31,328
  Accrued rebates and sales discounts ................      38,020       24,368
  Accrued incentives .................................      14,207       19,824
  Accrued salaries and wages .........................       6,915        6,568
  Unearned contract revenue ..........................      23,878       23,813
  Other accrued expenses .............................      24,123       25,382
                                                         ---------    ---------
Total current liabilities ............................     156,096      131,283
                                                         ---------    ---------
Long-term liabilities:
  Deferred compensation ..............................         169          169
  Deferred tax liability .............................         663          663
Other long-term liabilities ..........................          --           --
                                                         ---------    ---------
Total long-term liabilities ..........................         832          832
                                                         ---------    ---------
Total liabilities ....................................   $ 156,928    $ 132,115
                                                         ---------    ---------

Stockholders' equity:
  Common stock, $.01 par value; 30,000,000 shares
    authorized; shares issued and outstanding March
    31, 2001 - 13,844,834; December 31, 2000 -
    13,837,390; restricted $.01 par value; Shares
    issued and outstanding, March 31, 2001 - 7,972;
    December 31, 2000 - 7,972 ........................         138          138
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding .....          --
Additional paid-in capital ...........................      97,093       96,945
Additional paid-in capital, restricted ...............         217          217
Retained earnings ....................................      52,583       41,654
Accumulated other comprehensive loss .................         (91)         (34)
Unamortized compensation costs .......................        (676)        (810)
                                                         ---------    ---------
Total stockholders' equity ...........................     149,264      138,110
                                                         ---------    ---------
Total liabilities & stockholders' equity .............   $ 306,192    $ 270,225
                                                         ---------    ---------

 The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2001           2000
                                                  ------------   -------------
                                                          (unaudited)

Revenue
  Service, net .................................   $    78,087   $    71,289
  Product, net .................................        94,978            --
                                                   -----------   -----------
   Total revenue, net ..........................       173,065        71,289
                                                   -----------   -----------
Cost of goods and services
  Program expenses (including related party
    amounts of $159 and $703 for the periods
    ended March 31, 2001 and 2000, respectively)        55,395        50,120
  Cost of goods sold ...........................        64,215            --
                                                   -----------   -----------
    Total cost of goods and services ...........       119,610        50,120
                                                   -----------   -----------

Gross profit ...................................        53,455        21,169

Compensation expense ...........................        11,015         8,394
Other selling, general & administrative expenses        25,728         4,006
  Total selling, general & administrative
    expenses ...................................        36,743        12,400
                                                   -----------   -----------
Operating income ...............................        16,712         8,769
Other income, net ..............................         1,870           684
                                                   -----------   -----------
Income before provision for taxes ..............        18,582         9,453
Provision for income taxes .....................         7,653         3,839
                                                   -----------   -----------
Net income .....................................   $    10,929   $     5,614
                                                   -----------   -----------

Basic net income per share .....................   $      0.79   $      0.43
                                                   -----------   -----------
Diluted net income per share ...................   $      0.77   $      0.43
                                                   -----------   -----------
Basic weighted average number of shares
  outstanding ..................................    13,842,991    13,005,196
                                                   -----------   -----------
Diluted weighted average number of shares
  outstanding ..................................    14,132,704    13,183,406
                                                   -----------   -----------

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           2001           2000
                                                       -----------    -------------
                                                               (unaudited)

Cash Flows From Operating Activities
Net income from operations ...........................   $  10,929    $   5,614
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ...................         878          384
     Deferred compensation ...........................          --           11
     Reserve for inventory obsolescence and bad debt .       1,798           --
     Amortized compensation costs ....................         134           --
     Deferred tax asset, net .........................         184           --
     Loss on other investments .......................          --          945
   Other changes in assets and liabilities:
     (Increase) decrease in accounts receivable ......     (12,088)       7,513
     (Increase) in inventory .........................     (14,399)
     (Increase) in unbilled costs ....................      (4,165)      (3,997)
     Decrease (increase) in deferred training ........         109       (3,702)
     Decrease in other current assets ................         237          729
     Increase in other long-term assets ..............        (216)         (17)
     Increase in accounts payable ....................      17,626        4,152
     Increase in accrued rebates and sales discounts .      13,651           --
     (Decrease) increase in accrued liabilities ......      (5,270)         204
     Increase in unearned contract revenue ...........          64          750
     Increase in payable to affiliate ................          --          307
     (Decrease) increase in other current liabilities       (1,260)       3,660
                                                         ---------    ---------
Net cash provided by operating activities ............       8,212       16,553
                                                         ---------    ---------

Cash Flows From Investing Activities
   Sale of short-term investments ....................          --        1,585
   Purchase of short-term investments ................      (4,826)          --
   Other investments .................................        (740)      (2,500)
   Purchase of property and equipment ................      (2,035)        (744)
                                                         ---------    ---------
Net cash used in investing activities ................      (7,601)      (1,659)
                                                         ---------    ---------

Cash Flows From Financing Activities
   Net proceeds from issuance of common stock ........          --       41,735
   Net proceeds from exercise of stock options .......         148           11
   Distributions to S corporation stockholders .......          --           (8)
   Repayment of loan from officer ....................          --        1,428
                                                         ---------    ---------
Net cash provided by financing activities ............         148       43,166
                                                         ---------    ---------

Net increase in cash and cash equivalents ............         759       58,060
Cash and cash equivalents - beginning ................     109,000       57,787
                                                         ---------    ---------
Cash and cash equivalents - ending ...................   $ 109,759    $ 115,847
                                                         ---------    ---------

Cash paid for interest ...............................   $      --    $      --
                                                         ---------    ---------
Cash paid for taxes ..................................   $     585    $     607
                                                         =========    =========

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of Professional Detailing, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Annual Report") as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

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

3. Credit Line

      The Company entered into a credit agreement dated as of March 30, 2001 with a syndicate of banks, for which PNC Bank, National Association is acting as Administrative and Syndication Agent, that provides for both a three-year, $30 million unsecured revolving credit facility and a one-year, renewable, $30 million unsecured revolving credit facility. Borrowings under the agreement bear interest equal to either an average London interbank offered rate (LIBOR) plus a margin ranging from 1.5% to 2.25%, depending on the Company's ratio of funded debt to earnings before interest, taxes depreciation and amortization (EBITDA); or the greater of prime or the federal funds rate plus a margin ranging from zero to 0.25%, depending on the Company's ratio of funded debt to EBITDA. The Company is required to pay a commitment fee quarterly in arrears for each of the long-term and short-term credit facilities. These fees range from 0.175% to 0.325% for the long-term credit facility and from 0.25% to 0.40% for the short-term credit facility, depending on the Company's ratio of funded debt to EBITDA. The credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth.

4. Other Investments

      In February 2000, the Company signed a three-year agreement with iPhysicianNet Inc. ("iPhysicianNet"). In connection with this agreement, the Company made an investment of $2.5 million in preferred stock of iPhysicianNet. Under the agreement PDI was appointed as the exclusive CSO in the United States to be affiliated with the iPhysicianNet network, allowing PDI to offer e-detailing capabilities to its existing and potential clients. For the three months ended March 31, 2000, the Company recorded a loss related to this investment of $944,891 which represented its share of iPhysicianNet's losses from the date of the investment through March 31, 2000. As of December 31, 2000, the investment in iPhysicianNet had been reduced to zero.

      In the fourth quarter of 2000 and first quarter of 2001, the Company made an investment of approximately $1.5 million in convertible preferred stock of In2Focus, Inc., a United Kingdom contract sales company. The Company recorded this investment under the cost method.

5. Inventory

      Inventory is valued at the lower of cost or fair value. Cost is determined using the first in, first out costing method. Inventory consists of only finished goods and is recorded net of a provision for obsolescence.

6. New Accounting Pronouncements

      The Financial Accounting Standards Board released in June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which addressed the accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Implementation of SFAS 133 was delayed to fiscal year 2001 by the issuance of SFAS 137. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 138) which amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The adoption of these pronouncements did not have an impact on the Company's earnings, comprehensive income and financial position.

7. Basic and Diluted Net Income Per Share

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2001 and 2000 is as follows:

                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------

                                                      2001         2000
                                                   ----------   ----------

Basic weighted average number of common shares
  outstanding ..................................   13,842,991   13,005,196
Dilutive effect of stock options ...............      289,713      178,210
                                                   ----------   ----------
Diluted weighted average number of common shares
  outstanding ..................................   14,132,704   13,183,406
                                                   ----------   ----------

8. Short-Term Investments

      At March 31, 2001, short-term investments were $9.7 million, including approximately $840,000 of investments classified as available for sale securities. The unrealized after-tax loss on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income. All other short-term investments are stated at cost, which approximates fair value.

9. Comprehensive Income

      A reconciliation of net income as reported in the Consolidated Statements of Operations to Other comprehensive income, net of taxes is presented in the table below.

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       2001        2000
                                                     --------    --------
                                                           (thousands)

Net income                                           $ 10,929    $  5,614
Other comprehensive income, net of tax:
    Unrealized holding loss on available-for-sale
      securities arising during period                   (108)         --
    Reclassification adjustment for losses (gains)
      included in net income                               17         (92)
                                                     --------    --------
Other comprehensive income                           $ 10,838    $  5,522
                                                     --------    --------

10. Commitments and Contingencies

      The Company is engaged in the business of detailing pharmaceutical products, and through our LifeCycle Ventures, Inc. (LCV) subsidiary is also in the business of distributing product under an agreement with GlaxoSmithKline for the exclusive marketing, sales and distribution rights for Ceftin(R) Tablets and Ceftin(R) for Oral Suspension (cefuroxime axetil), two dosage forms of a cephalosporin antibiotic. Such activities could expose the Company to risk of liability for personal injury or death to persons using such products. While the Company has not been subject to any claims or incurred any liabilities due to such claims, there can be no assurance that substantial claims or liabilities will not arise in the future. The Company seeks to reduce its potential liability under its service agreement through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

      In connection with the GlaxoSmithKline Ceftin agreement, the Company has product purchase commitments. The Company is required to purchase certain minimum levels of product, in various dosage forms, during each calendar quarter during the term of the agreement. This agreement is cancelable by either party upon not less than 120 days written notice. The quarterly commitments range from $40.1 million to $77.9 million over the five-year term. As of March 31, 2001, the total non-cancelable commitment outstanding was approximately $76.0 million.

      From time to time the Company is involved in litigation incidental to its business. The Company is not currently a party to any pending litigation which, if decided adversely to the Company, would have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

11. Segment Information

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

      The accounting policies of the segments are the same as those described in the "Nature of Business and Significant Accounting Policies" footnote to the Company's financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments. PDI evaluates the performance of its segments and allocates resources to them based on operating income.

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          2001            2000
                                                      -------------   ------------
                                                               (thousands)
Revenue
   Contract sales ....................................   $  90,020    $  66,671
   Product sales and distribution ....................      94,978           --
   Marketing services ................................       5,457        4,618
                                                         ---------    ---------
      Total ..........................................   $ 190,455    $  71,289
                                                         ---------    ---------

Revenue, intersegment
   Contract sales ....................................   $  17,313    $      --
   Product sales and distribution ....................          --           --
   Marketing services ................................          77           --
                                                         ---------    ---------
      Total ..........................................   $  17,390    $      --
                                                         ---------    ---------

Revenue, less intersegment
   Contract sales ....................................   $  72,707    $  66,671
   Product sales and distribution ....................      94,978           --
   Marketing services ................................       5,380        4,618
                                                         ---------    ---------
      Total ..........................................   $ 173,065    $  71,289
                                                         ---------    ---------

EBIT before corporate allocations
   Contract sales ....................................   $   9,235    $   9,594
   Product sales and distribution ....................       9,731           --
   Marketing services ................................          77          460
   Corporate charges .................................      (2,331)      (1,285)
                                                         ---------    ---------
      Total ..........................................   $  16,712    $   8,769
                                                         ---------    ---------

Corporate allocations
   Contract sales ....................................   $    (979)   $  (1,202)
   Product sales and distribution ....................      (1,280)          --
   Marketing services ................................         (72)         (83)
   Corporate charges .................................       2,331        1,285
                                                         ---------    ---------
      Total ..........................................   $      --    $      --
                                                         ---------    ---------

EBIT less corporate allocations
   Contract sales ....................................   $   8,256    $   8,392
   Product sales and distribution ....................       8,451           --
   Marketing services ................................           5          377
   Corporate charges .................................          --           --
                                                         ---------    ---------
      Total ..........................................   $  16,712    $   8,769
                                                         ---------    ---------

Reconciliation of EBIT to income before provision
  for income taxes
   Total EBIT for operating groups ...................   $  16,712    $   8,769
   Other income, net .................................       1,870          684
                                                         ---------    ---------
      Income before provision for income taxes .......   $  18,582    $   9,453
                                                         ---------    ---------
Capital expenditures
   Contract sales ....................................   $   1,760    $     643
   Product sales and distribution ....................         158           --
   Marketing services ................................         117          101
                                                         ---------    ---------
      Total ..........................................   $   2,035    $     744
                                                         ---------    ---------

Depreciation expense
   Contract sales ....................................   $     693    $     193
   Product sales and distribution ....................          62           --
   Marketing services ................................           4           74
                                                         ---------    ---------
      Total ..........................................   $     759    $     267
                                                         ---------    ---------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

      Various statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth in "Certain Factors That May Affect Future Growth," under Part I, Item 1, of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

      On February 2, 2001, GlaxoSmithKline exercised its right to terminate, without cause, our fee for services contract. The termination was effective as of April 18, 2001. As a result, we expect 2001 consolidated revenues to be reduced by approximately $45 million, and earnings per share to be reduced by $0.35 to $0.40 per share. This does not affect revenues or results for the quarter ended March 31, 2001.

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

      During the fourth quarter of 2000, we invested approximately $760,000 in In2Focus Sales Development Services Limited, a United Kingdom contract sales company. In January 2001, we invested an additional $740,000. In2Focus intends to provide a full range of sales related services and technologies to the pharmaceutical industry.

Recent developments

      We have a credit agreement dated as of March 30, 2001 with a syndicate of banks, for which PNC Bank, National Association is acting as Administrative and Syndication Agent, that provides for both a three-year, $30 million unsecured revolving credit facility and a one-year, renewable, $30 million unsecured revolving credit facility. Borrowings under the agreement bear interest equal to either an average London interbank offered rate (LIBOR) plus a margin ranging from 1.5% to 2.25%, depending on our ratio of funded debt to earnings before interest, taxes depreciation and amortization (EBITDA); or the greater of prime or the federal funds rate plus a margin ranging from zero to 0.25%, depending on our ratio of funded debt to EBITDA. We are required to pay a commitment fee quarterly in arrears for each of the long-term and short-term credit facilities. These fees range from 0.175% to 0.325% for the long-term credit facility and from 0.25% to 0.40% for the short-term credit facility, depending on our ratio of funded debt to EBITDA. The credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth.

Revenues and expenses

      Our revenues are segregated between service and product sales for reporting purposes. Our operations are currently organized around three principal activities and business segments:

o     contract sales programs;
o     product sales; and
o     marketing research services.

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. However, concentration of business in the CSO industry is common and we believe that pharmaceutical companies will continue to outsource large projects as the CSO industry grows and continues to demonstrate an ability to successfully implement large programs. Accordingly, we are likely to continue to experience significant client concentration in future periods with respect to our CSO segment. Our three largest clients accounted for approximately 64.6% and 70.7%, of our service revenue for the quarters ended March 31, 2001 and 2000, respectively. This decline in client concentration reflects our continued efforts to expand our client base. For the quarter ended March 31, 2001, revenue from sales of Ceftin primarily came from three major customers who accounted for approximately 70.9% of total net product revenue.

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

      Corporate overhead and taxes

      Selling, general and administrative expenses include compensation and general corporate overhead. Compensation expense consists primarily of salaries, bonuses, training and related fringe benefits for senior management and other administrative, marketing, finance, information technology and human resources personnel who are not directly involved with executing a particular program. Other selling, general and administrative expenses include corporate overhead such as facilities costs, depreciation and amortization expenses and professional services fees, as well as product detailing, marketing and promotional expenses associated with product we distribute.

Consolidated Results of Operations

      The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Revenue
  Service, net ...........................................     45.1%     100.0%
  Product, net ...........................................     54.9         --
                                                              -----      -----
   Total revenue, net ....................................    100.0%     100.0%

Cost of goods and services
  Program expenses .......................................     32.0       70.3
  Cost of goods sold .....................................     37.1         --
                                                              -----      -----
   Total cost of goods and services ......................     69.1       70.3

Gross profit .............................................     30.9       29.7
Compensation expense .....................................      6.4       11.8
Other selling, general and administrative expenses .......     14.8        5.6
                                                              -----      -----
   Total selling, general and administrative expenses ....     21.2       17.4
                                                              -----      -----
Operating income .........................................      9.7       12.3
Other income, net ........................................      1.1        1.0
                                                              -----      -----
Income before provision for income taxes .................     10.8       13.3
Provision for income taxes ...............................      4.4        5.4
                                                              -----      -----
Net income ...............................................      6.4%       7.9%
                                                              -----      -----

      Revenue. Net revenue for the quarter ended March 31, 2001 was $173.1 million, an increase of 142.8% over net revenue of $71.3 million for the quarter ended March 31, 2000. Net revenue from the CSO and marketing services segments for the quarter ended March 31, 2001 was $78.1 million, an increase of $6.8 million, or 9.5%, over net revenue of $71.3 million from those segments for the comparable prior year period. This increase was primarily attributable to the continued renewal of existing business, and the carry-over from programs which began in the second half of 2000. Net revenue from CSO and marketing services included incentive payments of $5.1 million earned as a result of our sales force meeting or exceeding established targets for 2000 on several programs. Incentive payments for the quarter ended March 31, 2000 were $3.9 million. Incentive payments may be earned in future reporting periods, but they are not expected to have a material impact on results of operations for the remaining quarters of 2001. Net product revenue for the quarter ended March 31, 2001 was $95.0 million, all of which was attributable to sales of Ceftin. There were no product sales in the comparable prior year period.

      Cost of goods and services. Cost of goods and services for the quarter ended March 31, 2001 were $119.6 million, an increase of 138.6% over cost of goods and services of $50.1 million for the quarter ended March 31, 2000. As a percentage of total net revenue, cost of goods and services decreased to 69.1% for the quarter ended March 31, 2001 from 70.3% in the comparable prior year period. This decrease was primarily attributable to the lower cost of goods sold from our product sales and distribution segment. Program expenses (i.e., cost of services) for the quarter ended March 31, 2001 were $55.4 million, an increase of 10.5% over program expenses of $50.1 million for the quarter ended March 31, 2000. As a percentage of net CSO and marketing services revenue, program expenses for the quarters ended March 31, 2001 and 2000 were 70.9% and 70.3%, respectively. Cost of goods sold was $64.2 million for the quarter ended March 31, 2001. As a percentage of net product revenue, cost of goods sold for the quarter ended March 31, 2001 was 67.6%. Cost of goods sold and gross margin on sales could fluctuate based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts.

      Compensation expense. Compensation expense for the quarter ended March 31, 2001 was $11.0 million compared to $8.4 million for the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 6.4% for the quarter ended March 31, 2001 from 11.8% for the quarter ended March 31, 2000. Compensation expense for the quarter ended March 31, 2001 attributable to the CSO and marketing services segments was $9.7 million compared to $8.4 million for the quarter ended March 31, 2000. As a percentage of net revenue from the CSO and marketing services segments, compensation expense increased to 12.4% for the quarter ended March 31, 2001 from 11.8% for the quarter ended March 31, 2000. This increase reflects the investment in staffing and related resources needed to manage our growth. Compensation expense for the quarter ended March 31, 2001 attributable to the product segment was $1.4 million, or 1.5% of product revenue. The low compensation expense for this segment contributed greatly to the overall reduction in compensation expense as a percentage of total net revenue. In future periods we expect the staffing for the product segment to increase as capabilities are added. Also, since the sales of Ceftin are seasonal, compensation as a percentage of sales may vary from quarter to quarter with the level of sales.

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $25.7 million for the quarter ended March 31, 2001, an increase of 542.1% over other selling, general and administrative expenses of $4.0 million for the quarter ended March 31, 2000. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 14.8% for the quarter ended March 31, 2001 from 5.6% for the quarter ended March 31, 2000. Other selling, general and administrative expenses attributable to CSO and marketing services for the quarter ended March 31, 2001 were $4.8 million, an increase of 20.0% over other selling, general and administrative expenses of $4.0 million attributable to those segments for the comparable prior year period. As a percentage of net revenue from CSO and marketing services, other selling, general and administrative expenses were 6.1% and 5.6% for the quarters ended March 31, 2001 and 2000, respectively. This increase was primarily due to facilities expansion, which resulted in increased rental expense and discretionary investments in information technology and other resources needed to manage our growth, which further resulted in increased depreciation expense. Other selling, general and administrative expenses attributable to the product segment for the quarter ended March 31, 2001 were $20.9 million, or 22.0% of net product revenue, greatly impacting the total other selling, general and administrative expenses as a percentage of total net revenue. Other selling, general and administrative expenses for the product segment consisted primarily of field selling costs, increases in the allowances for bad debts, and professional fees. The company believes that it currently has adequate reserves to cover losses for bad debts and does not anticipate similar increases during the remainder of 2001. The seasonality of Ceftin sales may also cause other selling, general and adminstrative expenses to vary as a percentage of revenue.

      Operating income. Operating income for the quarter ended March 31, 2001 was $16.7 million, an increase of 90.6% over operating income of $8.8 million for the quarter ended March 31, 2000. As a percentage of total net revenue, operating income decreased to 9.7% for the quarter ended March 31, 2001 from 12.3% for the comparable prior year period. Operating income for the quarter ended March 31, 2001 for the CSO and marketing services segment was $8.3 million, a decrease of 5.7% compared to the CSO and marketing services segments operating income for the quarter ended March 31, 2000 of $8.8 million. As a percentage of net revenue from the CSO and marketing services segments, operating income for the those segments decreased to 10.6% for the quarter ended March 31, 2001, from 12.3% for the comparable prior year period. Operating income for the product segment for the quarter ended March 31, 2001 was $8.5 million, or 8.9% of net product revenue.

      Other income, net. Other income, net, for the quarter ended March 31, 2001 was $1.9 million and was comprised primarily of interest income. Other income, net, for the quarter ended March 31, 2000, was $684,000, consisting primarily of interest income of $1.7 million, partially offset by our share in the losses of iPhysicianNet of $945,000.

      Provision for income taxes. Income taxes of $7.7 million for the quarter ended March 31, 2001 and $3.8 million for the quarter ended March 31, 2000 consisted of Federal and state corporate income taxes. The effective tax rate for the quarter ended March 31, 2001 was 41.2%, compared to an effective tax rate of 40.6% for the quarter ended March 31, 2000.

      Net income. Net income for the quarter ended March 31, 2001 was $10.9 million, an increase of 94.7% from net income of $5.6 million for the quarter ended March 31, 2000.

Liquidity and capital resources

      As of March 31, 2001, we had cash and cash equivalents of approximately $109.8 million and working capital of $129.8 million compared to cash and cash equivalents of approximately $109.0 million and working capital of $120.7 million at December 31, 2000.

      For the three months ended March 31, 2001, net cash provided by operating activities was $8.2 million, a decrease of $8.4 million from cash provided by operating activities of $16.6 million for the same period in 2000. The main components of cash provided by operating activities for the three months ended March 31, 2001 were net income from operations of $10.9 million plus non-cash adjustments for depreciation and reserves of $2.7 million, offset by changes in "Other assets and liabilities". The balances in "Other changes in assets and liabilities" may fluctuate depending on a number of factors, including seasonality of product sales, the number and size of programs, contract terms and other timing issues; these fluctuations may vary in size and direction each reporting period. "Other changes in assets and liabilities" resulted in a net cash outflow of $5.4 million during the current quarter as compared to $9.5 million net cash inflow during the first quarter of 2000.

      When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of March 31, 2001, we had $23.9 million of unearned contract revenue and $7.1 million of unbilled costs and accrued profits. Substantially all deferred and unbilled costs and accrued profits are earned or billed, as the case may be, within twelve months of the end of the respective period.

      For the three months ended March 31, 2001, net cash used in investing activities was $7.6 million including $4.8 million of short-term investments and $2.0 million of capital expenditures. Net cash provided by financing activities was $148,000 and consisted of the proceeds received upon exercise of employee stock options.

      We have a credit agreement dated as of March 30, 2001 with a syndicate of banks, for which PNC Bank, National Association is acting as Administrative and Syndication Agent, that provides for both a three-year, $30 million unsecured revolving credit facility and a one-year, renewable, $30 million unsecured revolving credit facility. Borrowings under the agreement bear interest equal to either an average London interbank offered rate (LIBOR) plus a margin ranging from 1.5% to 2.25%, depending on our ratio of funded debt to earnings before interest, taxes depreciation and amortization (EBITDA); or the greater of prime or the federal funds rate plus a margin ranging from zero to 0.25%, depending on our ratio of funded debt to EBITDA. We are required to pay a commitment fee quarterly in arrears for each of the long-term and short-term credit facilities. These fees range from 0.175% to 0.325% for the long-term credit facility and from 0.25% to 0.40% for the short-term credit facility, depending on our ratio of funded debt to EBITDA. The credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth.

      We believe that our cash and cash equivalents, availability under our credit facilities and future cash flows generated from operations will be sufficient to meet our foreseeable operating and capital requirements for the next twelve months. We continue to evaluate and review acquisition candidates in the ordinary course of business.

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

(4)(vii)    Use of Proceeds:
            $46,422,000 of temporary investments with average maturities of three months as of March 31, 2001.

Item 3 - Not Applicable

Item 4 - Not Applicable

Item 5 - Not Applicable

Item 6 - Reports on Form 8-K

      During the three months ended March 31, 2001, the Company filed the following reports on Form 8-K:

      Date         Item                   Description
-----------------  ----    -------------------------------------
February 2, 2001     5     GlaxoSmithKline Contract Cancellation
February 15, 2001    5     Earnings Press Release

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

May 9, 2001                            PROFESSIONAL DETAILING, INC.


                                       By:   /s/ Charles T. Saldarini
                                             ------------------------------
                                             Charles T. Saldarini
                                             Chief Executive Officer


                                       By:   /s/ Bernard C. Boyle
                                             ------------------------------
                                             Bernard C. Boyle
                                             Chief Financial and Accounting
                                             Officer