Form 10-Q
period 2001-06-30
PROFESSIONAL DETAILING INC
filed 2001-08-14
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24249

                          PROFESSIONAL DETAILING, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                                   22-2919486
      -------------------------------            -------------------------------
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

                               Yes |X|      No |_|

As of August 13, 2001 the Registrant had a total of 13,882,539 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                          PROFESSIONAL DETAILING, INC.

PART I. FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1.    Consolidated Financial Statements

           Balance Sheets -- June 30, 2001 and December 31, 2000......      3

           Statements of Operations -- Three and Six Months
           Ended June 30, 2001 and 2000...............................      4

           Statements of Cash Flows -- Six Months
           Ended June 30, 2001 and 2000..............................       5

           Notes to Financial Statements..............................      6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     11

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings ...................................  Not Applicable
Item 2.    Changes in Securities and Use of Proceeds..................        20
Item 3.    Default Upon Senior Securities.......................  Not Applicable
Item 4.    Submission of Matters to a Vote of Security Holders........        21
Item 5.    Other Information....................................  Not Applicable
Item 6.    Exhibits and Reports on Form 8-K...........................        21

SIGNATURES...........................................................        22

                          PROFESSIONAL DETAILING, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                         June 30,   December 31,
                                                           2001         2000
                                                       -----------  ------------
                                                       (unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents ........................   $  77,408    $ 109,000
   Short-term investments ...........................      41,900        4,907
   Inventory, net ...................................      70,281       36,385
   Accounts receivable, net of allowance for doubtful
     accounts of $2,566 and $250 as of June 30, 2001
     and December 31, 2000, respectively ............      70,052       84,529
   Unbilled costs and accrued profits on contracts
     in progress ....................................      10,809        2,953
   Deferred training ................................      10,645        4,930
   Other current assets .............................       2,936        4,541
   Deferred tax asset ...............................       4,758        4,758
                                                        ---------    ---------
Total current assets ................................     288,789      252,003
Net property, plant & equipment .....................      14,332        9,965
Other investments ...................................       1,862          760
Other long-term assets ..............................       7,504        7,497
                                                        ---------    ---------
Total assets ........................................   $ 312,487    $ 270,225
                                                        =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................   $  42,921    $  31,328
   Accrued rebates and sales discounts ..............      53,561       24,368
   Accrued incentives ...............................      20,748       19,824
   Accrued salaries and wages .......................       7,244        6,568
   Unearned contract revenue ........................      21,265       23,813
   Other accrued expenses ...........................      11,669       25,382
                                                        ---------    ---------
Total current liabilities ...........................     157,408      131,283
                                                        ---------    ---------
Long-term liabilities:
     Deferred compensation ..........................         169          169
   Deferred tax liability ...........................         663          663
Other long-term liabilities .........................          --           --
                                                        ---------    ---------
Total long-term liabilities .........................         832          832
                                                        ---------    ---------
Total liabilities ...................................   $ 158,240    $ 132,115
                                                        ---------    ---------

Stockholders' equity:
   Common stock, $.01 par value; 30,000,000 shares
     authorized; shares issued and outstanding June
     30, 2001 - 13,873,867; December 31, 2000 -
     13,837,390; restricted $.01 par value; shares
     issued and outstanding, June 30, 2001 - 7,972;
     December 31, 2000 - 7,972 ......................         139          138
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding ...          --           --
Additional paid-in capital ..........................      97,583       96,945
Additional paid-in capital, restricted ..............         217          217
Retained earnings ...................................      56,985       41,654
Accumulated other comprehensive loss ................         (63)         (34)
Unamortized compensation costs ......................        (614)        (810)
                                                        ---------    ---------
Total stockholders' equity ..........................     154,247      138,110
                                                        ---------    ---------
Total liabilities & stockholders' equity ............   $ 312,487    $ 270,225
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                         Three Months Ended June 30,  Six Months Ended June 30,
                                                         ---------------------------  -----------   -----------
                                                              2001          2000          2001          2000
                                                         ------------   ------------  -----------   -----------
                                                                               (unaudited)
Revenue
   Service, net .......................................   $    64,789   $    75,789   $   142,876   $   147,078
   Product, net .......................................        79,155            --       174,133            --
                                                          -----------   -----------   -----------   -----------
      Total revenue, net ..............................       143,944        75,789       317,009       147,078
                                                          -----------   -----------   -----------   -----------
Cost of goods and services
   Program expenses (including related party amounts
     of $426 and $361 for the quarters ended June 30,
     2001 and 2000, and $585 and $1,064 for the six
     months ended June 30, 2001 and 2000, respectively)        53,321        58,108       108,716       108,228
   Cost of goods sold .................................        51,523            --       115,738            --
                                                          -----------   -----------   -----------   -----------
      Total cost of goods and services ................       104,844        58,108       224,454       108,228
                                                          -----------   -----------   -----------   -----------

Gross profit ..........................................        39,100        17,681        92,555        38,850

Compensation expense ..................................         9,162         6,794        20,177        15,187
Other selling, general & administrative expenses ......        23,546         2,972        49,273         6,979
                                                          -----------   -----------   -----------   -----------
   Total selling, general & administrative expenses ...        32,708         9,766        69,450        22,166
                                                          -----------   -----------   -----------   -----------
Operating income ......................................         6,392         7,915        23,105        16,684
Other income, net .....................................         1,537           255         3,407           939
                                                          -----------   -----------   -----------   -----------
Income before provision for taxes .....................         7,929         8,170        26,512        17,623
Provision for income taxes ............................         3,527         3,332        11,181         7,171
                                                          -----------   -----------   -----------   -----------
Net income ............................................   $     4,402   $     4,838   $    15,331   $    10,452
                                                          ===========   ===========   ===========   ===========

Basic net income per share ............................   $      0.32   $      0.36   $      1.11   $      0.79
                                                          ===========   ===========   ===========   ===========
Diluted net income per share ..........................   $      0.31   $      0.35   $      1.08   $      0.78
                                                          ===========   ===========   ===========   ===========

Basic weighted average number of shares outstanding ...    13,855,662    13,592,028    13,849,327    13,298,612
                                                          ===========   ===========   ===========   ===========
Diluted weighted average number of shares outstanding .    14,245,993    13,774,124    14,189,349    13,478,765
                                                          ===========   ===========   ===========   ===========

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                              2001         2000
                                                          ----------    ----------
                                                                 (unaudited)
Cash Flows From Operating Activities
Net income .............................................   $  15,331    $  10,452
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization ..................       1,816          857
        Reserves for inventory and bad debt expense ....       3,565           --
        Non-cash compensation expense - stock options ..          --           11
        Amortized compensation costs ...................         195           --
        Loss on other investments ......................          --        2,500
     Other changes in assets and liabilities:
        (Increase) in inventory ........................     (34,810)          --
        Decrease (increase) in accounts receivable .....      11,825       (6,672)
        (Increase) in unbilled costs ...................      (7,856)      (2,252)
        (Increase) in deferred training ................      (5,714)      (4,214)
        Decrease (increase) in other current assets ....       1,605       (1,159)
        (Increase) in other long-term assets ...........        (250)         (17)
        Increase (decrease) in accounts payable ........      11,594         (349)
        Increase in accrued rebates and discounts ......      29,193           --
        Increase in accrued liabilities ................       1,601        2,847
        (Decrease) increase in unearned contract revenue      (2,548)       9,156
        (Decrease) increase in other current liabilities     (13,714)       1,890
                                                           ---------    ---------
Net cash provided by operating activities ..............      11,833       13,050
                                                           ---------    ---------

Cash Flows From Investing Activities
     Sale of short-term investments ....................          --        1,585
     Purchase of short-term investments ................     (37,022)          --
     Other investments .................................      (1,102)      (2,500)
     Purchase of property and equipment ................      (5,940)      (1,773)
                                                           ---------    ---------
Net cash used in investing activities ..................     (44,064)      (2,688)
                                                           ---------    ---------

Cash Flows From Financing Activities
     Net proceeds from secondary offering ..............          --       41,675
     Net proceeds from the exercise of stock options ...         639          587
     Distributions to S corporation stockholders .......          --           (8)
     Repayment of loan from officer ....................          --        1,428
                                                           ---------    ---------
Net cash provided by financing activities ..............         639       43,682
                                                           ---------    ---------

Net (decrease) increase in cash and cash equivalents ...   $ (31,592)      54,044
Cash and cash equivalents - beginning ..................     109,000       57,787
                                                           ---------    ---------
Cash and cash equivalents - ending .....................   $  77,408    $ 111,831
                                                           =========    =========

    The accompanying notes are an integral part of these financial statements

                          PROFESSIONAL DETAILING, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of Professional Detailing, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

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

3.    Credit Line

      The Company entered into a credit agreement dated as of March 30, 2001 with a syndicate of banks, for which PNC Bank, National Association is acting as Administrative and Syndication Agent, that provides for both a three-year, $30 million unsecured revolving credit facility and a one-year, renewable, $30 million unsecured revolving credit facility. Borrowings under the agreement bear interest equal to either an average London interbank offered rate (LIBOR) plus a margin ranging from 1.5% to 2.25%, depending on the Company's ratio of funded debt to earnings before interest, taxes depreciation and amortization (EBITDA); or the greater of prime or the federal funds rate plus a margin ranging from zero to 0.25%, depending on the Company's ratio of funded debt to EBITDA. The Company is required to pay a commitment fee quarterly in arrears for each of the long-term and short-term credit facilities. These fees range from 0.175% to 0.325% for the long-term credit facility and from 0.25% to 0.40% for the short-term credit facility, depending on the Company's ratio of funded debt to EBITDA. The credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. At June 30, 2001 the Company was in compliance with such covenants. There were no amounts outstanding under these facilities at June 30, 2001.

4.    Other Investments

      In February 2000, the Company signed a three-year agreement with iPhysicianNet Inc. ("iPhysicianNet.") In connection with this agreement, the Company made an investment of $2.5 million in preferred stock of iPhysicianNet. Under the agreement PDI was appointed as the exclusive CSO in the United States to be affiliated with the iPhysicianNet network, allowing PDI to offer e-detailing capabilities to its existing and potential clients. For the three and six months ended June 30, 2000, the Company recorded a loss related to this investment of $1,555,109 and $2,500,000, respectively, which represented its share of iPhysicianNet's losses from the date of the investment through June 30, 2000. As of June 30, 2000, the investment in iPhysicianNet had been reduced to zero.

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

6.    New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," that requires all business combinations initiated after June 30, 2001 to be accounted for as purchases. The adoption of this pronouncement is not expected to have an impact on the Company's earnings, comprehensive income and financial position.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," requiring that all intangible assets without a contractual life no longer be amortized but reviewed at least annually for impairment. The Company will adopt SFAS No. 142 when required to do so on January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material impact on the Company's earnings, comprehensive income and financial position.

7.    Basic and Diluted Net Income Per Share

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2001 and 2000 is as follows:

                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                    ----------   ----------   ----------   ----------
                                        2001         2000         2001         2000
                                    ----------   ----------   ----------   ----------
Basic weighted average number
     of common shares outstanding   13,855,622   13,592,028   13,849,327   13,298,612
Dilutive effect of stock options       390,331      182,096      340,022      180,153
                                    ----------   ----------   ----------   ----------
Diluted weighted average number
     of common shares outstanding   14,245,993   13,774,124   14,189,349   13,478,765
                                    ==========   ==========   ==========   ==========

8.    Short-Term Investments

      At June 30, 2001, short-term investments were $41.9 million, including approximately $905,000 of investments classified as available for sale securities. The unrealized after-tax loss on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income. All other short-term investments are stated at cost, which approximates fair value.

9.    Comprehensive Income

      A reconciliation of net income as reported in the Consolidated Statements of Operations to Other comprehensive income, net of taxes is presented in the table below.

                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                        ------------------     --------------------
                                           2001     2000         2001        2000
                                          ------   ------      --------    --------
                                                       (thousands)
Net income                                $4,402   $4,838       $15,331     $10,452
Other comprehensive income, net of tax:
  Unrealized holding (loss) gain on
    available-for-sale securities
    arising during period                     28       --           (73)         --
  Reclassification adjustments for
    loss (gain) included in net income        --       --            10         (92)
                                          ------   ------      --------    --------
Other comprehensive income                $4,430   $4,838       $15,268     $10,360
                                          ======   ======      ========    ========

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

      In connection with the GlaxoSmithKline Ceftin agreement, the Company has product purchase commitments. The Company is required to purchase certain minimum levels of product, in various dosage forms, during each calendar quarter during the term of the agreement. This agreement is cancelable by either party upon not less than 120 days written notice. The quarterly commitments range from $40.1 million to $77.9 million over the five-year term. At June 30, 2001, the total non-cancelable commitment outstanding was approximately $67.6 million.

      From time to time the Company is involved in litigation incidental to its business. The Company is not currently a party to any pending litigation which, if decided adversely to the Company, would have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

11.   Segment Information

      The Company is now operating under two reporting segments: product sales and distribution, and contract sales and marketing services. This change is in recognition of the evolution of the Company's business from one in which the service segment was dominated by one service offering, its CSO segment, to a company that now has the group of services listed in the Overview section of the Management's Discussion and Analysis of Financial Condition and Results on Operations beginning on page 11. The segment information from prior periods has been restated to conform to the current quarter and year-to-date presentation. The product sales and distribution category has not changed from prior reporting periods. The contract sales and marketing services category includes the Company's CSO business units; the Company's marketing services business unit, which includes marketing research and medical education and communication services; this category also includes the Company's LifeCycle X-Tension services, Product Commercialization Services and co-promotion services. This combines and replaces the "contract sales" and "marketing services reporting segments included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

      The accounting policies of the segments are the same as those described in the "Nature of Business and Significant Accounting Policies" footnote to the Company's financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments on the basis of revenue.

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                           ---------------------    ----------------------
                                              2001         2000        2001         2000
                                           ---------    --------    ---------    ---------
                                                             (thousands)
Revenue
   Contract sales and marketing services   $  90,473    $ 75,789    $ 185,950    $ 147,078
   Product sales and distribution             79,155          --      174,133           --
                                           ---------    --------    ---------    ---------
      Total                                $ 169,628    $ 75,789    $ 360,083    $ 147,078
                                           =========    ========    =========    =========

Revenue, intersegment
   Contract sales and marketing services   $  25,684    $     --    $  43,074    $      --
   Product sales and distribution                 --          --           --           --
                                           ---------    --------    ---------    ---------
      Total                                $  25,684    $     --    $  43,074    $      --
                                           =========    ========    =========    =========

Revenue, less intersegment
   Contract sales and marketing services   $  64,789    $ 75,789    $ 142,876    $ 147,078
   Product sales and distribution             79,155          --      174,133           --
                                           ---------    --------    ---------    ---------
      Total                                $ 143,944    $ 75,789    $ 317,009    $ 147,078
                                           =========    ========    =========    =========

EBIT
   Contract sales and marketing services   $   1,730    $  9,156    $  14,610    $  19,210
   Product sales and distribution              6,815          --       12,979           --
   Corporate charges                          (2,153)     (1,241)      (4,484)      (2,526)
                                           ---------    --------    ---------    ---------
      Total                                $   6,392    $  7,915    $  23,105    $  16,684
                                           =========    ========    =========    =========

EBIT, intersegment
   Contract sales and marketing services   $   2,898    $     --    $   6,465    $      --
   Product sales and distribution             (2,898)         --       (6,465)          --
   Corporate charges                              --          --           --           --
                                           ---------    --------    ---------    ---------
      Total                                $      --    $     --    $      --    $      --
                                           =========    ========    =========    =========

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                           ------------------    --------------------
(continued)                                  2001       2000       2001        2000
                                           -------    -------    --------    --------
                                                          (thousands)
EBIT, less intersegment,
 before corporate allocations
   Contract sales and marketing services   $(1,168)   $ 9,156    $  8,145    $ 19,210
   Product sales and distribution            9,713         --      19,444          --
   Corporate charges                        (2,153)    (1,241)     (4,484)     (2,526)
                                           -------    -------    --------    --------
     Total                                 $ 6,392    $ 7,915    $ 23,105    $ 16,684
                                           =======    =======    ========    ========

Corporate allocations
   Contract sales and marketing services   $  (969)   $(1,241)   $ (2,021)   $ (2,526)
   Product sales and distribution            (1184)        --      (2,463)         --
   Corporate charges                         2,153      1,241       4,484       2,526
                                           -------    -------    --------    --------
     Total                                 $    --    $    --    $     --    $     --
                                           =======    =======    ========    ========

EBIT less corporate allocations
   Contract sales and marketing services   $(2,137)   $ 7,915    $  6,124    $ 16,684
   Product sales and distribution            8,529         --      16,981          --
   Corporate charges                            --         --          --          --
                                           -------    -------    --------    --------
     Total                                 $ 6,392    $ 7,915    $ 23,105    $ 16,684
                                           =======    =======    ========    ========

Reconciliation of EBIT to income
 before provision for income taxes
   Total EBIT for operating groups         $ 6,392    $ 7,915    $ 23,105    $ 16,684
   Other income, net                         1,537        255       3,407         939
                                           -------    -------    --------    --------
   Income before provision
    for income taxes                       $ 7,929    $ 8,170    $ 26,512    $ 17,623
                                           =======    =======    ========    ========

Capital expenditures
   Contract sales and marketing services   $ 1,877    $ 1,026    $  4,963    $  1,773
   Product sales and distribution              158         --         977          --
                                           -------    -------    --------    --------
     Total                                 $ 2,035    $ 1,026    $  5,940    $  1,773
                                           =======    =======    ========    ========

Depreciation expense
   Contract sales and marketing services   $   755    $   356    $  1,563    $    622
   Product sales and distribution                4         --          10          --
                                           -------    -------    --------    --------
     Total                                 $   759    $   356    $  1,573    $    622
                                           =======    =======    ========    ========

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

Overview

      We are a leading provider of sales and marketing services to the United States pharmaceutical industry. Our clients, which include some of the largest pharmaceutical companies in the world, engage us on a contractual basis to design and implement sales and marketing services programs for both prescription and over-the-counter (OTC) pharmaceutical products. As discussed in Footnote 11 to the consolidated financial statements, we are now operating under two reporting segments: product sales and distribution, and contract sales and marketing services. Within our two reporting segments we provide the following services:

o     Product Sales and Distribution;
o     Contract Sales and Marketing Services:
      o     dedicated contract sales services (CSO);
      o     shared contract sales services (CSO);
      o     LifeCycle X-Tension services (LCXT);
      o     Product Commercialization Services (PCS);
      o     co-promotion services;
      o     marketing research and consulting services (TVG); and
      o     medical education and communication services (TVG).

      The product sales and distribution category has not changed. The contract sales and marketing services category includes our CSO business units; our marketing services business unit, which includes marketing research and medical education and communication services; this category also includes our LifeCycle X-Tension (LCXT) services, Product Commercialization Services (PCS) and co-promotion services. Our contracts within the LCXT, PCS and co-promotion subcategories are more heavily performance based and have a higher risk potential and correspondingly an opportunity for higher profitability. These contracts involve significant startup expenses and the risk of operating losses. These contracts normally require significant participation from our LCV and TVG professionals whose skill sets include: marketing, brand management, contracting, marketing research.

      Contract Sales and Marketing Services

      Our contract sales and marketing services contracts generally are for terms of one to five years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason upon 30 to 120 days notice. These contracts typically provide for termination payments by the client upon a termination without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could adversely affect our future revenue and profitability.

      Our contract sales and marketing services contracts typically contain cross-indemnification provisions between us and our client. The client will usually indemnify us against product liability and related claims arising from the sale of the product and we indemnify the clients with respect to the errors and omissions of our sales representatives in the course of their detailing activities. To date, we have not asserted, nor has there been asserted against us, any claim for indemnification under any contract.

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

      On February 2, 2001, GlaxoSmithKline exercised its right to terminate, without cause, our fee for services contract. The termination was effective as of April 18, 2001. As a result, we expect 2001 consolidated revenues to be reduced by approximately $40 million, and earnings per share to be reduced by $0.35 to $0.40 per share.

      In May 2001, we entered into an agreement with Novartis Pharmaceuticals Corporation for the U.S. sales, marketing and promotion rights for Lotensin(R) (benazepril HCI) and Lotensin HCT(R) (benazepril HCI and hydrochlorothiazide
USP) and co-promotion rights for Lotrel(R) (amlodipine and benazepril HCI). Novartis will retain certain regulatory responsibilities for Lotensin and Lotrel and will retain ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. Pursuant to the agreement, which runs through December 31, 2003, PDI will provide promotional, selling and marketing services for Lotensin, an ACE inhibitor, as well as brand management services. In exchange for such services, PDI will receive a split of incremental net sales above specified baselines. PDI will also co-promote Lotrel for which it will be compensated on a fee for service basis with potential incentive payments based upon achieving certain net sales objectives. Lotrel is a combination of the ACE inhibitor benazepril and the calcium channel blocker amlodipine. In the event our estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on our results of operations, cash flows and liquidity.

      Product Sales and Distribution

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

      Under the agreement with GlaxoSmithKline, LCV is required to purchase certain minimum levels of Ceftin during each calendar quarter. In order to meet anticipated demand, LCV intends to maintain an inventory of Ceftin that we expect to average between $45 to $75 million. In the event our estimates of the demand for Ceftin are not accurate, or the timing on collections of Ceftin related receivables is slower than anticipated, the LCV-Ceftin transaction could have a material adverse impact on our results of operations, cash flows and liquidity.

Revenues and expenses

      Our revenues and expenses are segregated between service and product sales for reporting purposes. Our operations are currently organized around two principal activities and business segments:

o     contract sales and marketing services; and
o     product sales and distribution.

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. However, concentration of business in the pharmaceutical outsourcing industry is common and we believe that pharmaceutical companies will continue to outsource large projects as the pharmaceutical outsourcing industry grows and continues to demonstrate an ability to successfully implement large programs. Accordingly, we are likely to continue to experience significant client concentration in future periods. Our three largest clients accounted for approximately 59.0% and 66.0%, of our service revenue for the quarters ended June 30, 2001 and 2000, respectively, and 61.3% and 68.8% of our service revenue for the six-month periods ended June 30, 2001 and 2000, respectively. This decline in client concentration reflects our continued efforts to expand our client base. For the quarter ended June 30, 2001, revenue from sales of Ceftin primarily came from two major customers who accounted for approximately 69.7% of total net product revenue.

      Service revenue and program expenses

      Contract sales and marketing services revenue is earned primarily by performing product detailing programs and other marketing and promotional services under contracts. Revenue is recognized as the services are performed and the right to receive payment for the services is assured. Revenue is recognized net of any potential penalties until the performance criteria eliminating the penalties have been achieved. Bonus and other performance incentives as well as termination payments are recognized as revenue in the period earned and when payment of the bonus, incentive or other payment is assured.

      Program expenses consist primarily of the costs associated with executing product detailing programs or other marketing services identified in the contract. Program expenses include personnel costs and other costs, including facility rental fees, honoraria and travel expenses, associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. Expenses related to the product detailing of products we distribute (as discussed below under "Product revenue and costs of goods sold") are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

      As a result of the revenue recognition and program expense policies described above, we may incur significant initial direct program costs before recognizing revenue under a particular product detailing program. We typically receive an initial payment upon commencement of a product detailing program and, as appropriate, characterize that payment as compensation for recruiting, hiring and training services associated with staffing that program. This permits us to record the initial payment as revenue in the same period in which the costs of the services are expensed. Our inability to specifically provide in our product detailing contracts that we are being compensated for recruiting, hiring or training services could adversely impact our operating results for periods in which the costs associated with the product detailing services are incurred.

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

      Corporate overhead

      Selling, general and administrative expenses include compensation and general corporate overhead. Compensation expense consists primarily of salaries, bonuses, training and related fringe benefits for senior management and other administrative, marketing, finance, information technology and human resources personnel who are not directly involved with executing a particular program. Other selling, general and administrative expenses include corporate overhead such as facilities costs, depreciation and amortization expenses and professional services fees; with respect to product that we distribute, other SG&A also includes product detailing, marketing and promotional expenses.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                                       Three Months Ended   Six Months Ended
                                                            June 30,            June 30,
                                                       --------  --------   -------  -------
                                                          2001     2000       2001     2000
                                                        -------  -------    -------  -------
Revenue
   Service, net .....................................      45.0%   100.0%      45.1%   100.0%
   Product, net .....................................      55.0      0.0       54.9      0.0
                                                        -------  -------    -------  -------
     Total revenue, net .............................     100.0%   100.0%     100.0%   100.0%
Cost of goods and services
   Program expenses .................................      37.0     76.7       34.3     73.6
   Cost of goods sold ...............................      35.8      0.0       36.5      0.0
                                                        -------  -------    -------  -------
     Total cost of goods and services ...............      72.8%    76.7%      70.8%    73.6%

Gross profit ........................................      27.2     23.3       29.2     26.4
Compensation expense ................................       6.5      9.0        6.4     10.3
Other selling, general and administrative expenses ..      16.3      3.9       15.5      4.8
                                                        -------  -------    -------  -------
   Total selling, general and administrative expenses      22.8     12.9       21.9     15.1
                                                        -------  -------    -------  -------
Operating income ....................................       4.4     10.4        7.3     11.3
Other income, net ...................................       1.2      0.4        1.2      0.7
                                                        -------  -------    -------  -------
   Income before provision for income taxes .........       5.6     10.8        8.5     12.0
Provision for income taxes ..........................       2.4      4.4        3.6      4.9
                                                        -------  -------    -------  -------
   Net income .......................................       3.2%     6.4%       4.9%     7.1%
                                                        =======  =======    =======  =======

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

      Revenue. Total net revenue for the quarter ended June 30, 2001 was $143.9 million, an increase of $68.2 million, or 89.9%, over total net revenue of $75.8 million for the quarter ended June 30, 2000. Net revenue from the contract sales and marketing services segment for the quarter ended June 30, 2001 of $64.8 million was $11.0 million, or 14.5%, less than net revenue of $75.8 million from that segment for the comparable prior year period. This decrease was primarily attributable to the loss of a significant CSO contract, and the reduction in size, or non-renewal of several others, generally indicating slower demand for contract sales services. Additionally, an increase in revenues from our performance based contracts should occur over the next several quarters. Net product revenue for the quarter ended June 30, 2001 was $79.2 million, all of which was attributable to sales of Ceftin. There were no product sales in the comparable prior year period.

      Cost of goods and services. Cost of goods and services for the quarter ended June 30, 2001 were $104.8 million, an increase of 80.4% over cost of goods and services of $58.1 million for the quarter ended June 30, 2000. As a percentage of total net revenue, cost of goods and services decreased to 72.8% for the quarter ended June 30, 2001 from 76.7% in the comparable prior year period. This decrease was primarily attributable to the lower cost of goods sold from our product sales and distribution segment. Program expenses (i.e., cost of services) for the quarter ended June 30, 2001 were $53.3 million, a decrease of 8.2% compared to program expenses of $58.1 million for the quarter ended June 30, 2000. As a percentage of net contract sales and marketing services segment revenue, program expenses for the quarter ended June 30, 2001 of 82.3% were 5.6% higher than program expenses of 76.7% for the comparable prior year period, primarily because of high startup expenses for the performance-based contracts that we began in the quarter; excluding the effect of these contracts, program expenses would have been 73.2% of service revenue. Cost of goods sold was $51.5 million for the quarter ended June 30, 2001. As a percentage of net product revenue, cost of goods sold for the quarter ended June 30, 2001 was 65.1%. Cost of goods sold and gross margin on sales could fluctuate based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts.

      Compensation expense. Compensation expense for the quarter ended June 30, 2001 was $9.2 million compared to $6.8 million for the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 6.4% for the quarter ended June 30, 2001 from 9.0% for the quarter ended June 30, 2000. Compensation expense for the quarter ended June 30, 2001 attributable to the contract sales and marketing services segment was $7.6 million compared to $6.8 million for the quarter ended June 30, 2000. As a percentage of net revenue from the contract sales and marketing services segment, compensation expense increased to 11.8% for the quarter ended June 30, 2001 from 9.0% for the quarter ended June 30, 2000. Generally, we anticipate that revenues in the services segment will increase in the third and fourth quarters and that compensation expense as a percentage of revenue will become lower. Compensation expense for the quarter ended June 30, 2001 attributable to the product segment was $1.5 million, or 1.9% of product revenue. The low compensation expense for this segment contributed greatly to the overall reduction in compensation expense as a percentage of total net revenue. In future periods we expect the staffing for the product segment to continue to increase as capabilities are added. Also, since the sales of Ceftin are seasonal, compensation as a percentage of sales may vary from quarter to quarter with the level of sales.

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $23.5 million for the quarter ended June 30, 2001, an increase of 692.3% over other selling, general and administrative expenses of $3.0 million for the quarter ended June 30, 2000. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 16.3% for the quarter ended June 30, 2001 from 3.9% for the quarter ended June 30, 2000. Other selling, general and administrative expenses attributable to the contract sales and marketing services segment for the quarter ended June 30, 2001 were $6.0 million, an increase of 100.5% over other selling, general and administrative expenses of $3.0 million attributable to that segment for the comparable prior year period.

As a percentage of net revenue from the contract sales and marketing service segment, other selling, general and administrative expenses were 9.1% and 3.9% for the quarters ended June 30, 2001 and 2000, respectively. This increase was primarily due to several factors: facilities expansion resulting in increased rental expense; discretionary investments in information technology resulting in increased depreciation expense; establishment of an allowance for bad debt; professional fees and increased marketing expenses related to advertising and promotion associated with our new service offerings. Other selling, general and administrative expenses attributable to the product segment for the quarter ended June 30, 2001 were $17.6 million, or 22.1% of net product revenue, greatly impacting the total other selling, general and administrative expenses as a percentage of total net revenue. Other selling, general and administrative expenses for the product segment consisted primarily of field selling costs, direct marketing expenses, business insurance and professional fees. We believe that we currently have adequate reserves to cover losses for bad debts and do not anticipate similar increases during the remainder of 2001. The seasonality of Ceftin sales may also cause other selling, general and administrative expenses to vary as a percentage of revenue.

      Operating income. Operating income for the quarter ended June 30, 2001 was $6.4 million, 19.2% less than operating income of $7.9 million for the quarter ended June 30, 2000. As a percentage of total net revenue, operating income decreased to 4.4% for the quarter ended June 30, 2001 from 10.4% for the comparable prior year period. For the contract sales and marketing services segment, there was an operating loss of $2.1 million for the quarter ended June 30, 2001, compared to operating income of $7.9 million in the comparable prior year period. The performance based contracts instituted during May 2001 incurred a negative gross profit and a significant operating loss in the second quarter, thereby having a severe adverse effect on the services segment; an operating loss may also occur in the third quarter of 2001, after which future periods are expected to be profitable. Operating income for the product segment for the quarter ended June 30, 2001 was $8.5 million, or 10.8% of net product revenue.

      Other income, net. Other income, net, for the quarter ended June 30, 2001 was $1.5 million and was comprised primarily of interest income. Other income, net, for the quarter ended June 30, 2000, was $255,000, consisting primarily of interest income of $1.9 million, partially offset by our share in the losses of iPhysicianNet of $1.6 million.

      Provision for income taxes. Income taxes of $3.5 million for the quarter ended June 30, 2001 and $3.3 million for the quarter ended June 30, 2000 consisted of Federal and state corporate income taxes. The effective tax rate for the quarter ended June 30, 2001 was 44.5%, compared to an effective tax rate of 40.8% for the quarter ended June 30, 2000. Liabilities were accrued for taxes in additional states where we are now doing business. The effective tax rate for the year should approximate 42.0%.

      Net income. Net income for the quarter ended June 30, 2001 was $4.4 million, compared to net income of $4.8 million for the quarter ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Revenue. Total net revenue for the six months ended June 30, 2001 was $317.0 million, an increase of 115.5% over total net revenue of $147.1 million for the six months ended June 30, 2000. Net revenue from the contract sales and marketing services segment for the six months ended June 30, 2001 of $142.9 million was $4.2 million, or 2.9%, less than net revenue of $147.1 million from that segment for the comparable prior year period. This decrease was primarily attributable to the loss of a significant CSO contract, and the reduction in size, or non-renewal of several others, generally indicating slower demand for contract sales services. Additionally, an increase in revenues from our performance based contracts should occur over the next several quarters. Net product revenue for the six months ended June 30, 2001 was $174.1 million, all of which was attributable to sales of Ceftin. There were no product sales in the comparable prior year period.

      Cost of goods and services. Cost of goods and services for the six months ended June 30, 2001 were $224.4 million, an increase of 107.4% over cost of goods and services of $108.2 million for the six months ended June 30, 2000. As a percentage of total net revenue, cost of goods and services decreased to 70.8% for the six months ended June 30, 2001 from 73.6% in the comparable prior year period. This decrease was primarily attributable to the lower cost of goods sold from our product sales and distribution segment. Program expenses (i.e., cost of services) for the six months ended June 30, 2001 were $108.7 million, an increase of 0.5% over program expenses of $108.2 million for the six months ended June 30, 2000. As a percentage of net contract sales and marketing services segment revenue, program expenses for the six months ended June 30, 2001 and 2000 were 76.1% and 73.6%, respectively. This was primarily because of high startup expenses for the performance based contracts that we began in the second quarter 2001; excluding the effect of these contracts, program expenses would have been 71.9% of service revenue. Cost of goods sold was $115.7 million for the six months ended June 30, 2001. As a percentage of net product revenue, cost of goods sold for the six months ended June 30, 2001 was 66.5%. Cost of goods sold and gross margin on sales could fluctuate based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts.

      Compensation expense. Compensation expense for the six months ended June 30, 2001 was $20.2 million compared to $15.2 million for the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 6.4% for the six months ended June 30, 2001 from 10.3% for the six months ended June 30, 2000. Compensation expense for the six months ended June 30, 2001 attributable to the contract sales and marketing services segment was $17.3 million compared to $15.2 million for the six months ended June 30, 2000. As a percentage of net revenue from the contract sales and marketing services segment, compensation expense increased to 12.1% for the six months ended June 30, 2001 from 10.3% for the six months ended June 30, 2000. Generally, we anticipate that revenues in the services segment will increase in the third and fourth quarters and that compensation expense as a percentage of revenue will become lower. Compensation expense for the six months ended June 30, 2001 attributable to the product segment was $2.9 million, or 1.7% of product revenue. The low compensation expense for this segment contributed greatly to the overall reduction in compensation expense as a percentage of total net revenue. In future periods we expect the staffing for the product segment to continue to increase as capabilities are added. Also, since the sales of Ceftin are seasonal, compensation as a percentage of sales may vary from quarter to quarter with the level of sales.

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $49.3 million for the six months ended June 30, 2001, an increase of 606.3% over other selling, general and administrative expenses of $7.0 million for the six months ended June 30, 2000. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 15.4% for the six months ended June 30, 2001 from 4.7% for the six months ended June 30, 2000. Other selling, general and administrative expenses attributable to the contract sales and marketing services segment for the six months ended June 30, 2001 were $10.8 million, an increase of 54.1% over other selling, general and administrative expenses of $7.0 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from contract sales and marketing services, other selling, general and administrative expenses were 7.4% and 4.7% for the quarters ended June 30, 2001 and 2000, respectively. This increase was primarily due to several factors: facilities expansion resulting in increased rental expense; discretionary investments in information technology resulting in increased depreciation expense; establishment of an allowance for bad debt; and increased marketing expenses related to advertising and promotion associated with our new service offerings. Other selling, general and administrative expenses attributable to the product segment for the six months ended June 30, 2001 were $38.5 million, or 22.0% of net product revenue, greatly impacting the total other selling, general and administrative expenses as a percentage of total net revenue. Other selling, general and administrative expenses for the product segment consisted primarily of field selling costs, direct marketing expenses, business insurance, increases in the allowances for bad debts, and professional fees. We believe that we currently have adequate reserves to cover losses for bad debts and do not anticipate similar increases during the remainder of 2001. The seasonality of Ceftin sales may also cause other selling, general and administrative expenses to vary as a percentage of revenue.

      Operating income. Operating income for the six months ended June 30, 2001 was $23.1 million, an increase of 38.5% over operating income of $16.7 million for the six months ended June 30, 2000. As a percentage of total net revenue, operating income decreased to 7.3% for the six months ended June 30, 2001 from 11.3% for the comparable prior year period. Operating income for the six months ended June 30, 2001 for the contract sales and marketing services segment was $6.1 million, a decrease of 63.3% compared to the contract sales and marketing services segment operating income for the six months ended June 30, 2000 of $16.7 million. As a percentage of net revenue from the contract sales and marketing services segment, operating income for the those segments decreased to 4.3% for the six months ended June 30, 2001, from 11.3% for the comparable prior year period. The performance-based contracts initiated during the second quarter of 2001 resulted in a negative gross profit and a significant operating loss for the six-month period ended June 30, 2001, thereby having a severe adverse effect on the services segment; an operating loss may also occur in the third quarter of 2001, after which future periods are expected to be profitable. Operating income for the product segment for the six months ended June 30, 2001 was $17.0 million, or 9.8% of net product revenue.

      Other income, net. Other income, net, for the six months ended June 30, 2001 was $3.4 million and was comprised primarily of interest income. Other income, net, for the six months ended June 30, 2000, was $939,000, consisting primarily of interest income of $3.5 million, partially offset by our share in the losses of iPhysicianNet of $2.5 million.

      Provision for income taxes. Income taxes of $11.2 million for the six months ended June 30, 2001 and $7.2 million for the six months ended June 30, 2000 consisted of Federal and state corporate income taxes. The effective tax rate for the six months ended June 30, 2001 was 42.2%, compared to an effective tax rate of 40.7% for the six months ended June 30, 2000. Liabilities were accrued in the second quarter for taxes in additional states where we are now doing business. The effective tax rate for the year should approximate 42.0%.

      Net income. Net income for the six months ended June 30, 2001 was $15.3 million, an increase of 46.7% from net income of $10.5 million for the six months ended June 30, 2000.

Liquidity and capital resources

      As of June 30, 2001, we had cash and cash equivalents and short-term investments of approximately $119.3 million and working capital of $131.4 million compared to cash and cash equivalents and short-term investments of approximately $113.9 million and working capital of $120.7 million at December 31, 2000.

      For the six months ended June 30, 2001, net cash provided by operating activities was $11.8 million, a decrease of $1.2 million from cash provided by operating activities of $13.0 million for the same period in 2000. The main components of cash provided by operating activities for the six months ended June 30, 2001 were net income from operations of $15.3 million plus non-cash adjustments for depreciation, amortization and reserves of $5.6 million, offset by changes in "Other assets and liabilities." The balances in "Other changes in assets and liabilities" may fluctuate depending on a number of factors, including seasonality of product sales, the number and size of programs, contract terms and other timing issues; these fluctuations may vary in size and direction each reporting period. "Other changes in assets and liabilities" resulted in a net cash outflow of $9.1 million during the six-month period ended June 30, 2001 as compared to $771,000 net cash inflow during the comparable period in 2000.

      Inventory increased $34.8 million in the first six months of 2001. All inventory is associated with our distribution agreement with GlaxoSmithKline regarding Ceftin. Accrued rebates and discounts increased by $29.2 million in the first sixth months of 2001. This entire amount is associated with the chargebacks, rebates and discounts owed to wholesalers, managed care organizations and state medicaid organizations in connection with sales of Ceftin.

      When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of June 30, 2001, we had $21.3 million of unearned contract revenue and $10.8 million of unbilled costs and accrued profits. Substantially all deferred and unbilled costs and accrued profits are earned or billed, as the case may be, within twelve months of the end of the respective period.

      For the six months ended June 30, 2001, net cash used in investing activities was $44.1 million including $37.0 million of short-term investments and $5.9 million of capital expenditures. The increase in short-term investments resulted from the purchase of securities that have a maturity date of more than 90 days past the balance sheet date of June 30, 2001, and therefore have been classified as short-term investments rather than cash and cash equivalents. Net cash provided by financing activities was $639,000 and consisted of the proceeds received upon exercise of employee stock options.

      We have a credit agreement dated as of March 30, 2001 with a syndicate of banks, for which PNC Bank, National Association is acting as Administrative and Syndication Agent, that provides for both a three-year, $30 million unsecured revolving credit facility and a one-year, renewable, $30 million unsecured revolving credit facility. Borrowings under the agreement bear interest equal to either an average London interbank offered rate (LIBOR) plus a margin ranging from 1.5% to 2.25%, depending on our ratio of funded debt to earnings before interest, taxes depreciation and amortization (EBITDA); or the greater of prime or the federal funds rate plus a margin ranging from zero to 0.25%, depending on our ratio of funded debt to EBITDA. We are required to pay a commitment fee quarterly in arrears for each of the long-term and short-term credit facilities. These fees range from 0.175% to 0.325% for the long-term credit facility and from 0.25% to 0.40% for the short-term credit facility, depending on our ratio of funded debt to EBITDA. The credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of specified consolidated interest coverage, leverage ratios and a minimum net worth. At June 30, 2001 we were in compliance with such covenants. There were no amounts outstanding under these facilities at June 30, 2001.

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

(4)(vii) Use of Proceeds: $46,422,000 of temporary investments with average maturities of three months as of June 30, 2001.

Item 3 - Not Applicable

Item 4 - Submission of matters to a vote of security holders

      On July 11, 2001, the Company held its 2001 Annual Meeting of Stockholders. At the meeting John P. Dugan and Gerald J. Mossinghoff were re-elected as Class I Directors of the Company for three year terms with 12,303,820 and 12,308,742 votes cast in favor of their election, respectively, and 199,221 and 194,229 votes withheld, respectively. In addition: a proposed amendment to the Company's Certificate of Incorporation to increase its authorized common shares from 30 million to 100 million was approved (9,261,573 votes in favor, 3,238,480 votes against, and 2,988 votes withheld); a proposed amendment to the Company's Certificate of Incorporation to change the Company's name to PDI, Inc. was approved (12,496,306 votes in favor, 5,334 votes against, and 1,401 votes withheld); and the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal 2001 was ratified (12,287,336 votes in favor, 214,472 votes against, and 1,233 votes withheld).

Item 5 - Not Applicable

Item 6 - Reports on Form 8-K

      During the three months ended June 30, 2001, the Company filed the following reports on Form 8-K:

               Date        Item                 Description
            ------------   ----   ----------------------------------------------
            May 9, 2001      5    Earnings Press Release
            May 22, 2001     5    Novartis contract - Lotensin and Lotrel Press
                                  Release

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 14, 2001                         PROFESSIONAL DETAILING, INC.


                                        By: /s/ Charles T. Saldarini
                                            ------------------------------------
                                            Charles T. Saldarini
                                            Chief Executive Officer


                                        By: /s/ Bernard C. Boyle
                                            ------------------------------------
                                            Bernard C. Boyle
                                            Chief Financial and Accounting
                                            Officer