Form 10-Q
period 2001-09-30
PROFESSIONAL DETAILING INC
filed 2001-11-14
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24249

                                    PDI, INC.
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

                          PROFESSIONAL DETAILING, INC.
                    (Former Name - Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of November 9, 2001 the Registrant had a total of 13,892,880 shares of Common Stock, $.01 par value, outstanding.

                                    PDI, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Consolidated Financial Statements

        Balance Sheets -- September 30, 2001 and December 31, 2000.........   3

        Statements of Operations -- Three and Nine months
        Ended September 30, 2001 and 2000..................................   4

        Statements of Cash Flows -- Nine months
        Ended September 30, 2001 and 2000  ................................   5

        Notes to Financial Statements......................................   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................  12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ......................................  Not Applicable
Item 2. Changes in Securities and Use of Proceeds..........................  21
Item 3. Default Upon Senior Securities..........................  Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders................  22
Item 5. Other Information.......................................  Not Applicable
Item 6. Exhibits and Reports on Form 8-K...................................  22

SIGNATURES ................................................................  23

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                             September 30,      December 31,
                                                                 2001              2000
                                                             -------------      ------------
                                                              (unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents .............................   $   59,939         $  109,000
   Short-term investments ................................       18,114              4,907
   Inventory, net ........................................       91,023             36,385
   Accounts receivable, net of allowance for doubtful
     accounts of $2,666 and $250 as of September 30,
     2001 and December 31, 2000, respectively ............       69,374             84,529
   Unbilled costs and accrued profits on contracts
     in progress .........................................        5,804              2,953
   Deferred training .....................................        4,934              4,930
   Other current assets ..................................        9,514              4,541
   Deferred tax asset ....................................        4,758              4,758
                                                             ----------         ----------
Total current assets .....................................      263,460            252,003
Net property, plant & equipment ..........................       18,013              9,965
Other investments ........................................        1,862                760
Other long-term assets ...................................       15,116              7,497
                                                             ----------         ----------
Total assets .............................................   $  298,451         $  270,225
                                                             ==========         ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................   $   38,404         $   31,328
   Accrued rebates and sales discounts ...................       52,639             24,368
   Accrued contract losses ...............................       24,000               --
   Accrued incentives ....................................       23,292             19,824
   Accrued salaries and wages ............................        7,152              6,568
   Unearned contract revenue .............................       11,491             23,813
   Other accrued expenses ................................        3,585             25,382
                                                             ----------         ----------
Total current liabilities ................................      160,563            131,283
                                                             ----------         ----------
Long-term liabilities:
   Deferred compensation .................................          169                169
   Deferred tax liability ................................          663                663
Other long-term liabilities ..............................         --                 --
                                                             ----------         ----------
Total long-term liabilities ..............................          832                832
                                                             ----------         ----------
Total liabilities ........................................   $  161,395         $  132,115
                                                             ----------         ----------

Stockholders' equity:
   Common stock, $.01 par value; 30,000,000
     shares authorized; shares issued and
     outstanding September 30, 2001 - 13,877,492;
     December 31, 2000 - 13,837,390; restricted
     $.01 par value; shares issued and
     outstanding, September 30, 2001 - 7,972;
     December 31, 2000 - 7,972 ...........................          139                138
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding ........         --                 --
Additional paid-in capital ...............................       97,643             96,945
Additional paid-in capital, restricted ...................          217                217
Retained earnings ........................................       39,729             41,654
Accumulated other comprehensive loss .....................         (119)               (34)
Unamortized compensation costs ...........................         (553)              (810)
                                                             ----------         ----------
Total stockholders' equity ...............................      137,056            138,110
                                                             ----------         ----------
Total liabilities & stockholders' equity .................   $  298,451         $  270,225
                                                             ==========         ==========

 The accompanying notes are an integral part of these financial statements

                                   PDI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                        2001           2000               2001           2000
                                                                    ------------    ------------      ------------    ------------
                                                                                             (unaudited)
Revenue
   Service, net .................................................   $     71,129    $     84,367      $    214,005    $    231,445
   Product, net .................................................         44,544            --             218,676            --
                                                                    ------------    ------------      ------------    ------------
      Total revenue, net ........................................        115,673          84,367           432,681         231,445
                                                                    ------------    ------------      ------------    ------------
Cost of goods and services
   Program expenses (including related party
     amounts of $100 and $731 for the quarters
     ended September 30, 2001 and 2000, and $685
     and $1,795 for the nine months ended
     September 30, 2001 and 2000, respectively) .................         59,529          63,232           168,245         171,461
   Cost of goods sold (see note 13) .............................         51,823            --             167,561            --
                                                                    ------------    ------------      ------------    ------------
      Total cost of goods and services ..........................        111,352          63,232           335,806         171,461
                                                                    ------------    ------------      ------------    ------------

Gross profit ....................................................          4,321          21,135            96,875          59,984

Compensation expense ............................................          9,282           7,847            29,459          23,034
Other selling, general & administrative expenses ................         24,560           5,863            73,833          12,841
                                                                    ------------    ------------      ------------    ------------
   Total selling, general & administrative expenses .............         33,842          13,710           103,292          35,875
                                                                    ------------    ------------      ------------    ------------
Operating (loss) income .........................................        (29,521)          7,425            (6,417)         24,109
Other income, net ...............................................            999           1,984             4,407           2,923
                                                                    ------------    ------------      ------------    ------------
(Loss) income before provision for taxes ........................        (28,522)          9,409            (2,010)         27,032
(Benefit) provision for income taxes ............................        (11,266)          3,701               (85)         10,872
                                                                    ------------    ------------      ------------    ------------
Net (loss) income ...............................................   $    (17,256)   $      5,708      $     (1,925)   $     16,160
                                                                    ============    ============      ============    ============

Basic net (loss) income per share ...............................   $      (1.24)   $       0.42      $      (0.14)   $       1.20
                                                                    ============    ============      ============    ============
Diluted net (loss) income per share .............................   $      (1.24)   $       0.41      $      (0.14)   $       1.18
                                                                    ============    ============      ============    ============

Basic weighted average number of shares outstanding..............     13,876,341      13,646,817        13,858,331      13,414,680
                                                                    ============    ============      ============    ============
Diluted weighted average number of shares outstanding ...........     13,876,341      13,960,762        13,858,331      13,639,397
                                                                    ============    ============      ============    ============

 The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                           2001        2000
                                                                        ---------    ---------
                                                                              (unaudited)
Cash Flows From Operating Activities
Net (loss) income ...................................................   $  (1,925)   $  16,160
     Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
        Depreciation and amortization ...............................       3,060        1,326
        Reserves for inventory and bad debt expense .................       3,337         --
        Non-cash compensation expense - stock options ...............        --             11
        Amortized compensation costs ................................         257         --
        Loss on other investments ...................................        --          2,500
     Other changes in assets and liabilities, net of acquisition:
        (Increase) in inventory .....................................     (55,552)        --
        Decrease (increase) in accounts receivable ..................      14,266          172
        (Increase) in unbilled costs ................................      (2,610)      (1,229)
        (Increase) in deferred training .............................          (4)      (6,791)
        (Increase) in other current assets ..........................      (1,890)      (2,452)
        (Increase) in other long-term assets ........................        (250)        (410)
        Increase (decrease) in accounts payable .....................       6,942       (2,475)
        Increase in accrued rebates and discounts ...................      28,262         --
        Increase in accrued contract losses .........................      24,000         --
        Increase in accrued liabilities .............................       3,286        4,856
        (Decrease) increase in unearned contract revenue ............     (12,326)       3,692
        (Decrease) increase in other current liabilities ............     (22,067)       5,703
        Increase in other long-term liabilities .....................        --              4
                                                                        ---------    ---------
Net cash (used in) provided by operating activities .................     (13,214)      21,067
                                                                        ---------    ---------

Cash Flows From Investing Activities
     Sale of short-term investments .................................        --          1,585
     Purchase of short-term investments .............................     (13,291)        --
     Cash paid for acquisition, net of cash acquired ................     (11,777)        --
     Other investments ..............................................      (1,102)      (2,500)
     Purchase of property and equipment .............................     (10,376)      (3,412)
                                                                        ---------    ---------
Net cash used in investing activities ...............................     (36,546)      (4,327)
                                                                        ---------    ---------

Cash Flows From Financing Activities
     Net proceeds from secondary offering ...........................        --         41,611
     Net proceeds from the exercise of stock options ................         699        1,073
     Distributions to S corporation stockholders ....................        --             (8)
     Repayment of loan from officer .................................        --          1,428
                                                                        ---------    ---------
Net cash provided by financing activities ...........................         699       44,104
                                                                        ---------    ---------

Net (decrease) increase in cash and cash equivalents ................   $ (49,061)   $  60,844
Cash and cash equivalents - beginning ...............................     109,000       57,787
                                                                        ---------    ---------
Cash and cash equivalents - ending ..................................   $  59,939    $ 118,631
                                                                        =========    =========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of PDI, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

2. Charter Amendment

      On October 1, 2001 the Company effected an amendment to the its Certificate of Incorporation (a) changing the Company's name from Professional Detailing, Inc. to PDI, Inc., and (b) increasing the Company's authorized common stock from 30 million shares to 100 million shares. These changes were approved by the Company's stockholders at the Company's 2001 annual meeting of stockholders.

3. Repurchase Program

      On September 21, 2001, the Company announced that its Board of Directors had unanimously authorized management to allocate up to $7.5 million to repurchase shares of its Common Stock. Subject to availability, the transactions may be made from time to time in the open market or directly from stockholders at prevailing market prices that the Company deems appropriate. The repurchase program was implemented to ensure stability of the trading in PDI's common shares in light of the September 11, 2001 terrorist activity. In October 2001, 5,000 shares were repurchased in open market transaction for a total of $110,000. No shares were purchased in the third quarter of 2001.

4. Secondary Public Offering of Common Stock

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

5. Acquisition

      On September 10, 2001, the Company acquired 100% of the capital stock of InServe Support Solutions ("InServe") in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions of Statement of Financial Accounting Standards (SFAS) 141 and SFAS 142. The net assets of InServe on the date of acquisition were approximately $1.3 million. The Company made payments to the Seller at closing of $8.5 million, net of cash acquired. Additionally, the Company put $3.0 million in escrow related to contingent payments payable during 2002 if certain defined benchmarks are achieved. In connection with this transaction, the Company recorded $7.5 million in goodwill and other identifiable intangibles, which are included in other long-term assets.

      InServe is a nationwide supplier of supplemental field-staffing programs for the medical device and diagnostics industries. InServe provides hands-on clinical education and after-sales support to maximize product utilization and customer satisfaction. InServe's clients include many of the leading medical device and diagnostics companies, including Becton Dickinson, Roche Diagnostics and Johnson & Johnson.

      The following unaudited pro forma results of operations for the nine-month periods ended September 30, 2001 and 2000 assume that the Company and InServe had been combined as of the beginning of the periods presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results which would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

                                                   Nine Months Ended
                                                     September 30,
                                            -------------------------------
                                                2001              2000
                                            -----------         -----------
                                       (in thousands, except for per share data)

Net sales                                   $   439,056         $   237,653
                                            ===========         ===========
Net (loss) income                           $    (1,732)        $    16,486
                                            ===========         ===========
(Loss) earnings per share                   $     (0.12)        $      1.21
                                            ===========         ===========

6. Credit Line

      The Company entered into a credit agreement dated as of March 30, 2001 with a syndicate of banks, for which PNC Bank, National Association is acting as Administrative and Syndication Agent, that provides for both a three-year, $30 million unsecured revolving credit facility and a one-year, renewable, $30 million unsecured revolving credit facility. Borrowings under the agreement bear interest equal to either an average London interbank offered rate (LIBOR) plus a margin ranging from 1.5% to 2.25%, depending on the Company's ratio of funded debt to earnings before interest, taxes depreciation and amortization (EBITDA); or the greater of prime or the federal funds rate plus a margin ranging from zero to 0.25%, depending on the Company's ratio of funded debt to EBITDA. The Company is required to pay a commitment fee quarterly in arrears for each of the long-term and short-term credit facilities. These fees range from 0.175% to 0.325% for the long-term credit facility and from 0.25% to 0.40% for the short-term credit facility, depending on the Company's ratio of funded debt to EBITDA. The credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a specified consolidated minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum consolidated net worth and a capital expenditure limitation. At September 30, 2001 the Company was in compliance with such covenants, except for the minimum fixed charge coverage ratio. The Company is in discussions with the Administrative Agent with respect to obtaining a waiver from the lenders of this non-compliance at September 30, 2001. Continued non-compliance with this covenant could adversely impact the availability to the Company of draw-downs under these facilities. There were no amounts outstanding under these facilities at September 30, 2001.

7. Other Investments

      In February 2000, the Company signed a three-year agreement with iPhysicianNet Inc. ("iPhysicianNet"). In connection with this agreement, the Company made an investment of $2.5 million in preferred stock of iPhysicianNet. Under the agreement, PDI was appointed as the exclusive CSO in the U.S. to be affiliated with the iPhysicianNet network, allowing PDI to offer e-detailing capabilities to its existing and potential clients. For the three and nine months ended September 30, 2000, the Company recorded a loss related to this investment of $0 and $2,500,000, respectively, which represented its share of iPhysicianNet's losses from the date of the investment through September 30, 2000. As of September 30, 2000, the investment in iPhysicianNet had been reduced to zero.

      In the fourth quarter of 2000 and first six months of 2001, the Company made an investment of approximately $1.9 million in convertible preferred stock of In2Focus, Inc., a United Kingdom contract sales company. The Company recorded this investment under the cost method.

8. Inventory

      Inventory is valued at the lower of cost or fair value. Cost is determined using the first in, first out costing method. Inventory consists of only finished goods and is recorded net of a provision for obsolescence. See note 13.

9. New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," that, among other provisions, requires all business combinations initiated after June 30, 2001 to be accounted for as purchases. The adoption of this pronouncement is not expected to have a material impact on the Company's earnings, comprehensive income and financial position.

      In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," that, among other provisions, requires that all intangible assets without a contractual life no longer be amortized but reviewed at least annually for impairment. The Company will adopt SFAS 142 when required to do so. The Company does not expect the adoption of SFAS 142 to have a material impact on the Company's earnings, comprehensive income and financial position.

10. Basic and Diluted Net Income Per Share

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2001 and 2000 is as follows:

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                ----------------------------   ----------------------------
                                                    2001            2000            2001          2000
                                                ------------    ------------   ------------    ------------
Basic weighted average number
     of common shares outstanding ...........     13,876,341      13,646,817     13,858,331      13,414,680
Dilutive effect of stock options ............           --           313,945           --           224,717
                                                ------------    ------------   ------------    ------------
Diluted weighted average number
     of common shares outstanding ...........     13,876,341      13,960,762     13,858,331      13,639,397
                                                ============    ============   ============    ============

      At September 30, 2001, 1,141,288 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

11. Short-Term Investments

      At September 30, 2001, short-term investments were $18.1 million, including approximately $865,000 of investments classified as available for sale securities. The unrealized after-tax loss on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income. All other short-term investments are stated at cost, which approximates fair value.

12. Comprehensive Income

      A reconciliation of net income as reported in the Consolidated Statements of Operations to Other comprehensive income, net of taxes is presented in the table below.

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                  ----------------------------   ----------------------------
                                                      2001            2000            2001          2000
                                                  ------------    ------------   ------------    ------------
                                                                         (thousands)
Net (loss) income ..............................  $    (17,256)   $      5,708   $     (1,925)   $     16,160
Other comprehensive (loss) income,
    net of tax:
     Unrealized holding loss on
       available-for-sale securities
       arising during period ...................           (56)           --             (129)           --
     Reclassification adjustments for
       loss (gain) included in net income ......          --              --               10             (92)
                                                  ------------    ------------   ------------    ------------
Other comprehensive (loss) income ..............  $    (17,312)   $      5,708   $     (2,044)   $     16,068
                                                  ============    ============   ============    ============

13. Commitments and Contingencies

      The Company is engaged in the business of detailing pharmaceutical products, and through its LifeCycle Ventures, Inc. (LCV) subsidiary it is also in the business of distributing product under an agreement with GlaxoSmithKline
(GSK) for the exclusive marketing, sales and distribution rights for Ceftin(R) Tablets and Ceftin(R) for Oral Suspension (cefuroxime axetil), two dosage forms of a cephalosporin antibiotic. Such activities could expose the Company to risk of liability for personal injury or death to persons using such products. While the Company has not been subject to any claims or incurred any liabilities due to such claims, there can be no assurance that substantial claims or liabilities will not arise in the future. The Company seeks to reduce its potential liability under its service agreement through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

      In connection with the GSK Ceftin agreement, the Company has minimum product purchase commitments. As a result, the Company is required to purchase certain levels of product, in various dosage forms, during each calendar quarter during the term of the agreement. This agreement is cancelable by either party upon not less than 120 days written notice. The quarterly commitments range from $40.1 million to $77.9 million over the five-year term. At September 30, 2001, the total non-cancelable commitments outstanding were approximately $99.8 million.

      At September 30, 2001, the Company recorded a contract loss of $24.0 million in connection with the Ceftin agreement. The Company has modified the terms of its supply arrangement to substantially reduce its required purchase commitments. In addition, the Company is currently in negotiations with GSK to mutually terminate the agreement, effective February 28, 2002. The Company has recorded in cost of goods sold the anticipated loss on the contract during the estimated remaining contractual period. The loss represents the excess of inventory on hand plus other committed costs under the contract, including costs to substantially reduce purchase commitments, over the estimated net selling proceeds less reasonably predictable selling costs. The Company will continue to have the exclusive right to market and sell its existing inventory through the termination date. In addition, the Company will continue to have certain agreed upon promotional commitments through the termination date.

      From time to time the Company is involved in litigation incidental to its business. The Company is not currently a party to any pending litigation which, if decided adversely to the Company, would, in management's judgement, have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

14. Segment Information

      The Company operates under two reporting segments: product sales and distribution, and contract sales and marketing services, which has been changed since the December 31, 2000 financial presentation. This change is in recognition of the evolution of the Company's business from one in which the service segment was dominated by one service offering, its CSO segment, to a company that now has the group of services listed in the Overview section of the Management's Discussion and Analysis of Financial Condition and Results on Operations beginning on page 12. The segment information from prior periods has been restated to conform to the current quarter and year-to-date presentation. The product sales and distribution category has not changed from prior reporting periods. The contract sales and marketing services category includes the Company's CSO business units; the Company's marketing services business unit, which includes marketing research and medical education and communication services; the Company's medical device and diagnostics business unit; this category also includes the Company's LifeCycle X-Tension services, Product Commercialization Services and co-promotion services. This combines and replaces the "contract sales" and "marketing services" reporting segments included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and is consistent with the reporting in the Form 10-Q for the quarter ended June 30, 2001.

      The accounting policies of the segments are described in the "Nature of Business and Significant Accounting Policies" footnote to the Company's financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments on the basis of revenue.

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                  ----------------------------   ----------------------------
                                                      2001            2000            2001          2000
                                                  ------------    ------------   ------------    ------------
                                                                         (thousands)
Revenue
   Contract sales and marketing services ....     $    101,317    $     84,367   $    287,268    $    231,445
   Product sales and distribution ...........           44,544            --          218,677            --
                                                  ------------    ------------   ------------    ------------
     Total ..................................     $    145,861    $     84,367   $    505,945    $    231,445
                                                  ============    ============   ============    ============

Revenue, intersegment
   Contract sales and marketing services ....     $     30,189    $       --     $     73,264    $       --
   Product sales and distribution ...........             --              --             --              --
                                                  ------------    ------------   ------------    ------------
     Total ..................................     $     30,189    $       --     $     73,264    $       --
                                                  ============    ============   ============    ============

Revenue, less intersegment
   Contract sales and marketing services ....     $     71,129    $     84,367   $    214,005    $    231,445
   Product sales and distribution ...........           44,544            --          218,676            --
                                                  ------------    ------------   ------------    ------------
     Total ..................................     $    115,673    $     84,367   $    432,681    $    231,445
                                                  ============    ============   ============    ============

14.   Segment Information
      (continued)

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                  ----------------------------   ----------------------------
                                                      2001            2000            2001          2000
                                                  ------------    ------------   ------------    ------------
                                                                         (thousands)
EBIT
   Contract sales and marketing services ....     $      2,284    $      8,832   $     16,806    $     28,041
   Product sales and distribution ...........          (29,727)           --          (16,661)           --
   Corporate charges ........................           (2,078)         (1,407)        (6,562)         (3,392)
                                                  ------------    ------------   ------------    ------------
     Total ..................................     $    (29,521)   $      7,425   $     (6,417)   $     24,109
                                                  ============    ============   ============    ============

EBIT, intersegment
   Contract sales and marketing services ....     $      2,948    $       --     $      9,413    $       --
   Product sales and distribution ...........           (2,948)           --           (9,413)           --
   Corporate charges ........................             --              --             --              --
                                                  ------------    ------------   ------------    ------------
     Total ..................................     $       --      $       --     $       --      $       --
                                                  ============    ============   ============    ============

EBIT, less intersegment,
 before corporate allocations
   Contract sales and marketing services ....     $       (664)   $      8,832   $      7,393    $     28,041
   Product sales and distribution ...........          (26,779)           --           (7,248)           --
   Corporate charges ........................           (2,078)         (1,407)        (6,562)         (3,392)
                                                  ------------    ------------   ------------    ------------
     Total ..................................     $    (29,521)   $      7,425   $     (6,417)   $     24,109
                                                  ============    ============   ============    ============

Corporate allocations
   Contract sales and marketing services ....     $     (1,278)   $     (1,407)  $     (3,245)   $     (3,392)
   Product sales and distribution ...........             (800)           --           (3,317)           --
   Corporate charges ........................            2,078           1,407          6,562           3,392
                                                  ------------    ------------   ------------    ------------
     Total ..................................     $       --      $       --     $       --      $       --
                                                  ============    ============   ============    ============

EBIT less corporate allocations
   Contract sales and marketing services ....     $     (1,942)   $      7,425   $      4,148    $     24,109
   Product sales and distribution ...........          (27,579)           --          (10,565)           --
   Corporate charges ........................             --              --             --              --
                                                  ------------    ------------   ------------    ------------
     Total ..................................     $    (29,521)   $      7,425   $     (6,417)   $     24,109
                                                  ============    ============   ============    ============

Reconciliation of EBIT to income
 before provision for income taxes
   Total EBIT for operating groups ..........     $    (29,521)   $      7,425   $     (6,417)   $     24,109
   Other income, net ........................              999           1,984          4,407           2,923
                                                  ------------    ------------   ------------    ------------
   Income before provision
    for income taxes ........................     $    (28,522)   $      9,409   $     (2,010)   $     27,032
                                                  ============    ============   ============    ============

Capital expenditures
   Contract sales and marketing services ....     $      4,260    $      1,715   $      9,223    $      3,412
   Product sales and distribution ...........              176            --            1,153            --
                                                  ------------    ------------   ------------    ------------
     Total ..................................     $      4,436    $      1,715   $     10,376    $      3,412
                                                  ============    ============   ============    ============

Depreciation expense
   Contract sales and marketing services ....     $      1,061    $        389   $      2,624    $      1,011
   Product sales and distribution ...........               51            --               61            --
                                                  ------------    ------------   ------------    ------------
     Total ..................................     $      1,112    $        389   $      2,685    $      1,011
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

Overview

      We are an innovative sales and marketing company serving the pharmaceutical, biotech, and medical devices and diagnostics industries. Partnering with clients, we provide product-specific programs designed to maximize profitability throughout a product's lifecycle from pre-launch through maturity. We are recognized as an industry-leader based on our track record of innovation and our ability to keep pace in a rapidly changing industry. We leverage our expertise in sales, brand management and product marketing, marketing research, medical education, medical affairs, and managed markets and trade relations to help meet strategic objectives and provide incremental value for product sales. As referenced in Footnote 14 to the consolidated financial statements, we operate under two reporting segments: product sales and distribution, and contract sales and marketing services. Within our two reporting segments we provide the following services:

o     Product Sales and Distribution;
o     Contract Sales and Marketing Services:
      o     dedicated contract sales services (CSO);
      o     shared contract sales services (CSO);
      o     LifeCycle X-Tension services (LCXT);
      o     Product Commercialization Services (PCS);
      o     co-promotion services;
      o     medical device and diagnostics sales and marketing services;
      o     marketing research and consulting services (TVG); and
      o     medical education and communication services (TVG).

      The contract sales and marketing services category includes our CSO business units; our marketing services business unit, which includes marketing research and medical education and communication services; our newly organized medical device and diagnostic marketing services business unit, provided primarily through InServe(R), our latest acquisition. This category also includes our LifeCycle X-Tension (LCXT) services, Product Commercialization Services (PCS) and co-promotion services. Our contracts within the LCXT, PCS and co-promotion subcategories are more heavily performance based and have a higher risk potential and correspondingly an opportunity for higher profitability. These contracts involve significant startup expenses and the risk of operating losses. These contracts normally require significant participation from our LCV and TVG professionals whose skill sets include marketing, brand management, contracting and marketing research.

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

      Our contract sales and marketing services contracts typically contain cross-indemnification provisions between our client and us. The client will usually indemnify us against product liability and related claims arising from the sale of the product and we indemnify the clients with respect to the errors and omissions of our sales representatives in the course of their detailing activities. To date, no claims for indemnification have been asserted against us under any contract.

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

      On September 10, 2001, we acquired 100% of the capital stock of InServe Support Solutions ("InServe") in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions of Statement of Financial Accounting Standards (SFAS) 141 and SFAS 142. The net assets of InServe on the date of acquisition were approximately $1.3 million. We made payments to the Seller at closing of $8.5 million, net of cash acquired. Additionally, we put $3.0 million in escrow related to contingent payments payable during 2002 if certain defined benchmarks are achieved. In connection with this transaction, we recorded $7.5 million in goodwill and other identifiable intangibles, which are included in other long-term assets.

InServe is a leading nationwide supplier of supplemental field-staffing programs for the medical device and diagnostics industries. InServe provides hands-on clinical education and after-sales support to maximize product utilization and customer satisfaction. InServe's clients include many of the leading medical device and diagnostics companies, including Becton Dickinson, Roche Diagnostics and Johnson & Johnson.

      Product Sales and Distribution

      In October 2000, LCV signed a five-year agreement with GSK for the exclusive U.S. marketing, sales and distribution rights for Ceftin Tablets and Ceftin for Oral Suspension (cefuroxime axetil), two dosage forms of a cephalosporin antibiotic. Ceftin is a leading oral cephalosporin in the U.S. and throughout the world, which is indicated for acute bacterial respiratory infections such as acute sinusitis, bronchitis and otitis media. GSK retains some regulatory responsibilities for Ceftin and ownership of all intellectual property relevant to Ceftin and will continue to manufacture the product. The agreement with GSK is cancelable by either party on 120 days written notice.

      At September 30, 2001, we recorded a contract loss of $24.0 million in connection with the Ceftin agreement. We have modified the terms of our supply arrangement to substantially reduce our required purchase commitments. In addition, we are currently in negotiations with GSK to mutually terminate the agreement, effective February 28, 2002. We have recorded in cost of goods sold the anticipated loss on the contract during the estimated remaining contractual period. The loss represents the excess of inventory on hand plus other committed costs under the contract, including costs to substantially reduce purchase commitments, over the estimated net selling proceeds less reasonably predictable selling costs. We will continue to have the exclusive right to market and sell our existing inventory through the termination date. In addition, we will continue to have certain agreed upon promotional commitments through the termination date.

Revenues and expenses

      Our revenues and expenses are segregated between service and product sales for reporting purposes. Our operations are currently organized around two principal activities and business segments:

o     contract sales and marketing services; and
o     product sales and distribution.

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. However, concentration of business in the pharmaceutical outsourcing industry is common and we believe that pharmaceutical companies will continue to outsource large projects as the pharmaceutical outsourcing industry grows and continues to demonstrate an ability to successfully implement large programs. Accordingly, we are likely to continue to experience significant client concentration in future periods. Our three largest clients accounted for approximately 69.2% and 63.8%, of our service revenue for the quarters ended September 30, 2001 and 2000, respectively, and 60.1% and 67.1% of our service revenue for the nine-month periods ended September 30, 2001 and 2000, respectively. For the quarter ended September 30, 2001, product revenue from sales of Ceftin primarily came from two major customers who accounted for approximately 52.8% of total net product revenue.

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

      Program expenses consist primarily of the costs associated with executing product detailing programs or other marketing services identified in the contract. Program expenses include personnel costs and other costs, including facility rental fees, honoraria and travel expenses, associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. Expenses related to the product detailing of products we distribute (as discussed below under Product revenue and cost of goods sold) are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

      As a result of the revenue recognition and program expense policies described above, we may incur significant initial direct program costs before recognizing revenue under a particular product detailing program. We typically receive an initial contract payment upon commencement of a product detailing program as compensation for recruiting, hiring and training services associated with staffing that program. In these cases, the initial payment is recorded as revenue in the same period in which the costs of the services are expensed. Our inability to specifically state in our product detailing contracts that the payments are for recruiting, hiring or training services could adversely impact our operating results for periods in which the costs associated with the product detailing services are incurred.

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

      Cost of goods sold includes all expenses for both product distribution costs and manufacturing costs of product sold. Inventory is valued at the lower of cost or fair value. Cost is determined using the first in, first out costing method. Inventory consists of only finished goods. Cost of goods sold and gross margin on sales could fluctuate based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts. See note 13 to the consolidated financial statements.

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

                                                       Three Months Ended  Nine Months Ended
                                                          September 30,      September 30,
                                                       ------------------  -----------------
                                                          2001     2000     2001      2000
                                                        ------    ------   ------    ------
Revenue
   Service, net .....................................     61.5%    100.0%    49.5%    100.0%
   Product, net .....................................     38.5       0.0     50.5       0.0
                                                        ------    ------   ------    ------
     Total revenue, net .............................    100.0%    100.0%   100.0%    100.0%
Cost of goods and services
   Program expenses .................................     51.4      74.9     38.9      74.1
   Cost of goods sold ...............................     44.8       0.0     38.7       0.0
                                                        ------    ------   ------    ------
     Total cost of goods and services ...............     96.3%     74.9%    77.6%     74.1%

Gross profit ........................................      3.7      25.1     22.4      25.9

Compensation expense ................................      8.1       9.4      6.8      10.0
Other selling, general and administrative expenses ..     21.2       6.9     17.1       5.5
                                                        ------    ------   ------    ------
   Total selling, general and administrative expenses     29.3      16.3     23.9      15.5
                                                        ------    ------   ------    ------
Operating (loss) income .............................    (25.6)      8.8     (1.5)     10.4
Other income, net ...................................      0.9       2.4      1.0       1.3
                                                        ------    ------   ------    ------
(Loss) income before provision for income taxes .....    (24.7)     11.2     (0.5)     11.7
(Benefit) provision for income taxes ................     (9.8)      4.4     (0.0)      4.7
                                                        ------    ------   ------    ------
   Net (loss) income ................................    (14.9)%     6.8%    (0.5)%     7.0%
                                                        ======    ======   ======    ======

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

      Revenue. Total net revenue for the quarter ended September 30, 2001 was $115.7 million, an increase of $31.3 million, or 37.1%, over total net revenue of $84.4 million for the quarter ended September 30, 2000. Net revenue from the contract sales and marketing services segment for the quarter ended September 30, 2001 of $71.1 million was $13.2 million, or 15.7% less than net revenue of $84.4 million from that segment for the comparable prior year period. This decrease was primarily attributable to the loss of a significant CSO contract, and the reduction in size, or non-renewal of several others, generally indicating slower demand for contract sales services. Net product revenue for the quarter ended September 30, 2001 was $44.5 million, all of which was attributable to sales of Ceftin. There were no product sales in the comparable prior year period.

      Cost of goods and services. Cost of goods and services for the quarter ended September 30, 2001 were $111.4 million, an increase of 76.1% over cost of goods and services of $63.2 million for the quarter ended September 30, 2000. As a percentage of total net revenue, cost of goods and services increased to 96.3% for the quarter ended September 30, 2001 from 74.9% in the comparable prior year period. This increase as a percentage of revenue was primarily attributable to the estimated future losses on the Ceftin contract of $24.0 million that was reserved for in the third quarter. Program expenses (i.e., cost of services) for the quarter ended September 30, 2001 were $59.5 million, a decrease of 5.9% compared to program expenses of $63.2 million for the quarter ended September 30, 2000. As a percentage of net contract sales and marketing services segment revenue, program expenses for the quarter ended September 30, 2001 of 83.7% were 8.8% higher than program expenses of 74.9% for the comparable prior year period, primarily because of high net expenses for the performance-based contracts that we began in the second quarter; excluding the effect of these contracts, program expenses would have been 75.6% of service revenue. Cost of goods sold was $51.8 million for the quarter ended September 30, 2001. As a percentage of net product revenue, cost of goods sold for the quarter ended September 30, 2001 was

116.3%. This was due to the loss on the Ceftin contract that we reserved for in the third quarter. Cost of goods sold and gross margin on sales could fluctuate based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts.

      Compensation expense. Compensation expense for the quarter ended September 30, 2001 was $9.3 million compared to $7.8 million for the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 8.1% for the quarter ended September 30, 2001 from 9.4% for the quarter ended September 30, 2000. Compensation expense for the quarter ended September 30, 2001 attributable to the contract sales and marketing services segment was $7.9 million compared to $7.8 million for the quarter ended September 30, 2000. As a percentage of net revenue from the contract sales and marketing services segment, compensation expense increased to 11.1% for the quarter ended September 30, 2001 from 9.3% for the quarter ended September 30, 2000. Compensation expense for the quarter ended September 30, 2001 attributable to the product segment was $1.4 million, or 3.1% of product revenue. The low compensation expense for this segment contributed greatly to the overall reduction in compensation expense as a percentage of total net revenue. Since the sales of Ceftin are seasonal, compensation as a percentage of sales may vary from quarter to quarter with the level of sales.

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $24.6 million for the quarter ended September 30, 2001, an increase of 318.9% over other selling, general and administrative expenses of $5.9 million for the quarter ended September 30, 2000. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 21.2% for the quarter ended September 30, 2001 from 6.9% for the quarter ended September 30, 2000. Other selling, general and administrative expenses attributable to the contract sales and marketing services segment for the quarter ended September 30, 2001 of $5.6 million were $226,000, or 3.9%, less than other selling, general and administrative expenses of $5.9 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from the contract sales and marketing service segment, other selling, general and administrative expenses were 7.9% and 6.9% for the quarters ended September 30, 2001 and 2000, respectively. This increase was primarily due to facilities expansion resulting in increased rental expense, discretionary investments in information technology resulting in increased depreciation expense, and increased marketing expenses related to advertising and promotion associated with our new service offerings. Other selling, general and administrative expenses attributable to the product segment for the quarter ended September 30, 2001 were $18.9 million, or 42.4% of net product revenue, greatly impacting the total other selling, general and administrative expenses as a percentage of total net revenue. Other selling, general and administrative expenses for the product segment consisted primarily of field selling costs, direct marketing expenses, business insurance and professional fees. The seasonality of Ceftin sales may also cause other selling, general and administrative expenses to vary as a percentage of revenue.

      Operating (loss) income. There was an operating loss for the quarter ended September 30, 2001 of $29.5 million compared to operating income of $7.4 million for the quarter ended September 30, 2000. For the contract sales and marketing services segment, there was an operating loss of $1.9 million for the quarter ended September 30, 2001, compared to operating income of $7.4 million in the comparable prior year period. The performance based contracts instituted during May 2001 incurred a negative gross profit and a significant operating loss in the third quarter, thereby having a severe adverse effect on the services segment; a smaller operating loss is expected to occur in the fourth quarter of 2001. For the product segment, there was an operating loss of $27.6 million for the quarter ended September 30, 2001. For the third quarter, sales of Ceftin were substantially under budget due to lower TRx demand than budgeted. Also, the August 20, 2001 unfavorable court ruling concerning Ranbaxy's generic cephalosporin negatively impacted our August and September sales as wholesalers began to anticipate availability of generic product. In addition to lower revenue, we incurred a substantially higher cost of goods sold in the quarter as a result of reserving $24.0 million for estimated future contract losses associated with the Ceftin contract. This caused a severe adverse effect on gross profit and operating income for the third quarter.

      Other income, net. Other income, net, for the quarter ended September 30, 2001 was $999,000 and was comprised primarily of interest income. Other income, net, for the quarter ended September 30, 2000, was $2.0 million, also consisting primarily of interest income of $1.9 million.

      (Benefit) provision for income taxes. There was an income tax benefit of $11.3 million for the quarter ended September 30, 2001 compared to a $3.7 million tax provision for the quarter ended September 30, 2000, which consisted of Federal and state corporate income taxes. The effective rate for the benefit for the quarter ended September 30, 2001 was 39.5%, compared to an effective tax rate of 39.3% for the quarter ended September 30, 2000.

      Net (loss) income. There was a net loss for the quarter ended September 30, 2001 of $17.3 million, compared to net income of $5.7 million for the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

      Revenue. Total net revenue for the nine months ended September 30, 2001 was $432.7 million, an increase of 86.9% over total net revenue of $231.4 million for the nine months ended September 30, 2000. Net revenue from the contract sales and marketing services segment for the nine months ended September 30, 2001 of $214.0 million was $17.4 million, or 7.5% less than net revenue of $231.4 million from that segment for the comparable prior year period. This decrease was primarily attributable to the loss of a significant CSO contract, and the reduction in size, or non-renewal of several others, generally indicating slower demand for contract sales services. Net product revenue for the nine months ended September 30, 2001 was $218.7 million, all of which was attributable to sales of Ceftin. There were no product sales in the comparable prior year period.

      Cost of goods and services. Cost of goods and services for the nine months ended September 30, 2001 were $335.8 million, an increase of 95.8% over cost of goods and services of $171.5 million for the nine months ended September 30, 2000. As a percentage of total net revenue, cost of goods and services increased to 77.6% for the nine months ended September 30, 2001 from 74.1% in the comparable prior year period. This increase was primarily attributable to the reserve accrued in the third quarter for estimated future losses on the Ceftin contract of $24.0 million. Program expenses (i.e., cost of services) for the nine months ended September 30, 2001 were $168.2 million, a decrease of 1.9% compared to program expenses of $171.5 million for the nine months ended September 30, 2000. As a percentage of net contract sales and marketing services segment revenue, program expenses for the nine months ended September 30, 2001 and 2000 were 78.6% and 74.1%, respectively. This increase was primarily due to high net expenses for the performance based contracts that we began in the second quarter 2001; excluding the effect of these contracts, program expenses would have been 73.6% of service revenue. Cost of goods sold was $167.6 million for the nine months ended September 30, 2001. As a percentage of net product revenue, cost of goods sold for the nine months ended September 30, 2001 was 76.6%. This sharp increase over prior quarters was primarily due to the estimated future losses on the Ceftin contract that we reserved for in the third quarter. Cost of goods sold and gross margin on sales could fluctuate based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts.

      Compensation expense. Compensation expense for the nine months ended September 30, 2001 was $29.5 million compared to $23.0 million for the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 6.8% for the nine months ended September 30, 2001 from 10.0% for the nine months ended September 30, 2000. Compensation expense for the nine months ended September 30, 2001 attributable to the contract sales and marketing services segment was $25.1 million compared to $23.0 million for the nine months ended September 30, 2000. As a percentage of net revenue from the contract sales and marketing services segment, compensation expense increased to 11.7% for the nine months ended September 30, 2001 from 10.0% for the nine months ended September 30, 2000. Compensation expense for the nine months ended September 30, 2001 attributable to the product segment was $4.3 million, or 2.0% of product revenue. The low compensation expense for this segment contributed greatly to the overall reduction in compensation expense as a percentage of total net revenue. Also, since the sales of Ceftin are seasonal, compensation as a percentage of sales may vary from quarter to quarter with the level of sales.

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $73.8 million for the nine months ended September 30, 2001, an increase of 475.0% over other selling, general and administrative expenses of $12.8 million for the nine months ended September 30, 2000. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 17.1% for the nine months ended September 30, 2001 from 5.5% for the nine months ended September 30, 2000. Other selling, general and administrative expenses attributable to the contract sales and marketing services segment for the nine months ended September 30, 2001 were $16.5 million, an increase of 28.3% over other selling, general and administrative expenses of $12.8 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from contract sales and marketing services, other selling, general and administrative expenses were 7.7% and 5.5% for the quarters ended September 30, 2001 and 2000, respectively. This increase was primarily due to facilities expansion resulting in increased rental expense, discretionary investments in information technology resulting in increased depreciation expense, and increased marketing expenses related to advertising and promotion associated with our new service offerings. Other selling, general and administrative expenses attributable to the product segment for the nine months ended September 30, 2001 were $57.4 million, or 26.1% of net product revenue, greatly impacting the total other selling, general and administrative expenses as a percentage of total net revenue. Other selling, general and administrative expenses for the product segment consisted primarily of field selling costs, direct marketing expenses, business insurance, increases in the allowances for bad debts, and professional fees. The seasonality of Ceftin sales may also cause other selling, general and administrative expenses to vary as a percentage of revenue.

      Operating (loss) income. There was an operating loss for the nine months ended September 30, 2001 of $6.4 million, compared to operating income of $24.1 million for the nine months ended September 30, 2000. Operating income for the nine months ended September 30, 2001 for the contract sales and marketing services segment was $4.1 million, a decrease of 82.8% compared to the contract sales and marketing services segment operating income for the nine months ended September 30, 2000 of $24.1 million. As a percentage of net revenue from the contract sales and marketing services segment, operating income for the those segments decreased to 1.9% for the nine months ended September 30, 2001, from 10.4% for the comparable prior year period. The performance based contracts initiated during the second quarter of 2001 have resulted in a negative gross profit and a significant operating loss for the nine-month period ended September 30, 2001, thereby having a severe adverse effect on the services segment; a smaller operating loss is also expected to occur in the fourth quarter of 2001. For the product segment, there was an operating loss of $10.6 million for the quarter ended September 30, 2001. For the third quarter, sales of Ceftin were substantially under budget due to lower TRx demand than budgeted. Also, the August 20, 2001 unfavorable court ruling concerning Ranbaxy's generic cephalosporin negatively impacted our August and September sales as wholesalers began to anticipate availability of generic product. In addition to lower revenue, we incurred a substantially higher cost of goods sold in the third quarter as a result of reserving $24.0 million for estimated future losses associated with the Ceftin contract. This caused a severe adverse effect on gross profit and operating income for the nine months ended September 30, 2001.

      Other income, net. Other income, net, for the nine months ended September 30, 2001 was $4.4 million and was comprised primarily of interest income. Other income, net, for the nine months ended September 30, 2000, was $2.9 million, consisting primarily of interest income of $5.4 million, partially offset by our share in the losses of iPhysicianNet of $2.5 million. Generally, lower interest rates during 2001 have caused a reduction in our interest income earnings.

      (Benefit) provision for income taxes. There was an income tax benefit of $85,000 for the nine months ended September 30, 2001 compared to a tax provision of $10.9 million for the nine months ended September 30, 2000, which consisted of Federal and state corporate income taxes.

      Net (loss) income. There was a net loss for the nine months ended September 30, 2001 of $1.9 million, compared to net income of $16.2 million for the nine months ended September 30, 2000.

Liquidity and capital resources

      As of September 30, 2001, we had cash and cash equivalents and short-term investments of approximately $78.1 million and working capital of $102.9 million compared to cash and cash equivalents and short-term investments of approximately $113.9 million and working capital of $120.7 million at December 31, 2000.

      For the nine months ended September 30, 2001, net cash used in operating activities was $13.2 million, compared to $21.1 million cash provided by operating activities for the same period in 2000. The main components of cash used in operating activities for the nine months ended September 30, 2001 were a net loss from operations of $1.9 million and net cash outflows from "Other assets and liabilities" of $17.9 million, partially offset by non-cash adjustments for depreciation, amortization and reserves of $6.7 million. The balances in "Other changes in assets and liabilities" may fluctuate depending on a number of factors, including seasonality of product sales, the number and size of programs, contract terms and other timing issues; these fluctuations may vary in size and direction each reporting period. "Other changes in assets and liabilities" during the nine-month period ended September 30, 2000 provided net cash inflows of $1.1 million.

      Inventory increased by $55.6 million in the first nine months of 2001. All inventory is associated with our Ceftin distribution agreement with GlaxoSmithKline. Accrued rebates and discounts increased by $28.3 million in the first nine months of 2001. This entire amount is associated with the chargebacks, rebates and discounts owed to wholesalers, managed care organizations and state medicaid organizations in connection with sales of Ceftin. As a result of our reserve accrued in the third quarter in anticipation of contract losses associated with the Ceftin contract, our inventory levels will be substantially reduced over the next two reporting periods.

      When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of September 30, 2001, we had $11.5 million of unearned contract revenue and $5.8 million of unbilled costs and accrued profits. Substantially all deferred and unbilled costs and accrued profits are earned or billed, as the case may be, within twelve months of the end of the respective period.

      For the nine months ended September 30, 2001, net cash used in investing activities was $36.5 million including $13.3 million of short-term investments, $11.8 million cash paid for the InServe acquisition, including $3.0 million in escrow for contingent payments, and $10.4 million of capital expenditures. The increase in short-term investments resulted from the purchase of securities that have a maturity date of more than 90 days past the balance sheet date of September 30, 2001, and therefore have been classified as short-term investments rather than cash and cash equivalents. Net cash provided by financing activities was $699,000 and consisted of the proceeds received upon exercise of employee stock options.

      We have a credit agreement dated as of March 30, 2001 with a syndicate of banks, for which PNC Bank, National Association is acting as Administrative and Syndication Agent, that provides for both a three-year, $30 million unsecured revolving credit facility and a one-year, renewable, $30 million unsecured revolving credit facility. Borrowings under the agreement bear interest equal to either an average London interbank offered rate (LIBOR) plus a margin ranging from 1.5% to 2.25%, depending on our ratio of funded debt to earnings before interest, taxes depreciation and amortization (EBITDA); or the greater of prime or the federal funds rate plus a margin ranging from zero to 0.25%, depending on our ratio of funded debt to EBITDA. We are required to pay a commitment fee quarterly in arrears for each of the long-term and short-term credit facilities. These fees range from 0.175% to 0.325% for the long-term credit facility and from 0.25% to 0.40% for the short-term credit facility, depending on our ratio of funded debt to EBITDA. The credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a specified consolidated minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum consolidated net worth and a capital expenditure limitation. At September 30, 2001 we were in compliance with such covenants, except for the minimum fixed charge coverage ratio. We are in discussions with the Administrative Agent with respect to obtaining a waiver from the lenders of this non-compliance at September 30, 2001. Continued non-compliance with this covenant could adversely impact the availability to us of draw-downs under these facilities. There were no amounts outstanding under these facilities at September 30, 2001.

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

(4)(vii)  Use of Proceeds:
          $46,422,000 of temporary investments with average maturities of three months as of September 30, 2001.

Item 3 - Not Applicable

Item 4 - Submission of matters to a vote of security holders

         On July 11, 2001, the Company held its 2001 Annual Meeting of Stockholders. At the meeting John P. Dugan and Gerald J. Mossinghoff were re-elected as Class I Directors of the Company for three year terms with 12,303,820 and 12,308,742 votes cast in favor of their election, respectively, and 199,221 and 194,229 votes withheld, respectively. In addition: (a) a proposed amendment to the Company's Certificate of Incorporation to increase its authorized common shares from 30 million to 100 million was approved (9,261,573 votes in favor, 3,238,480 votes against, and 2,988 votes withheld); (b) a proposed amendment to the Company's Certificate of Incorporation to change the Company's name to PDI, Inc. was approved (12,496,306 votes in favor, 5,334 votes against, and 1,401 votes withheld); and (c) the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal 2001 was ratified (12,287,336 votes in favor, 214,472 votes against, and 1,233 votes withheld).

Item 5 - Not Applicable

Item 6 - Reports on Form 8-K

      During the three months ended September 30, 2001, the Company filed the following reports on Form 8-K:

            Date              Item                 Description
      ---------------         ----     ----------------------------------------
      August 15, 2001          5       Press Release: June 30, 2001 earnings
      August 22, 2001          5       Press Release: Ceftin patent development
      August 24, 2001          5       Press Release: Ceftin patent development
                                         and non-binding letter of intent

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 14, 2001                                    PDI, INC.

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