Form 10-K405
period 2001-12-31
PROFESSIONAL DETAILING INC
filed 2002-03-13
CIK 1054102

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

                   For the fiscal year ended December 31, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission file number: 0-24249

                                   PDI, INC.
                                   ---------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2002 was approximately $134,312,858.

      The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 8, 2002 was 14,012,732 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    PDI, INC.

                             Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                            Page

PART 1........................................................................3
   Item 1.  Business..........................................................3
   Item 2.  Properties.......................................................18
   Item 3.  Legal Proceedings................................................18
   Item 4.  Submission of Matters to a Vote of Security Holders..............19
PART II......................................................................20
   Item 5.  Market for our Common Equity and Related Stockholder Matters.....20
   Item 6.  Selected Financial Data..........................................21
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................22
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......34
   Item 8.  Financial Statements and Supplementary Data......................34
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........................................34
PART III.....................................................................35
   Item 10. Directors and Executive Officers.................................35
   Item 11. Executive Compensation...........................................38
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management.......................................................42
   Item 13. Certain Relationships and Related Transactions...................43
PART IV......................................................................44
Item 14. Exhibits and Financial Statement Schedules..........................44

                      FORWARD LOOKING STATEMENT INFORMATION

      Various statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that we can achieve our objectives or implement our plans. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business," "Certain Factors That May Affect Future Growth," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART 1

ITEM 1. BUSINESS

Summary of business

      We are an innovative sales and marketing company serving the pharmaceutical, biotech, and medical devices and diagnostics (MD & D) industries. Partnering with clients, we provide product-specific programs designed to maximize profitability throughout a product's lifecycle from pre-launch through maturity. We are recognized as an industry-leader based on our track record of innovation and our ability to keep pace in a rapidly changing industry. We leverage our expertise in sales, brand management and product marketing, marketing research, medical education, medical affairs, and managed markets and trade relations to help meet strategic objectives and provide incremental value for product sales.

      We create and execute sales and marketing solutions which are intended to maximize sales and marketing impact. These solutions are designed both for clients' products we promote either in exchange for fees or percentages of sales, as well as products that we may distribute, license, or own outright. We have assembled a broad range of sales and marketing capabilities, both through acquisition and through internal expansion. These capabilities are both stand alone and integrated, enabling us to provide a wide range of marketing and promotional services that can benefit many different products throughout the various stages of their life cycles.

      Our sales and marketing capabilities enable us to take commercial responsibility for pharmaceutical and MD&D brands. Our capabilities include many of the support functions necessary to effectively and legally market pharmaceutical and medical products in the U.S. These functions include medical affairs, regulatory, managed markets and trade relations, and distribution; which we have developed either in-house or through strategic alliances.

      Our strategy is to leverage our sales and marketing expertise by sourcing products to market and sell employing either our contract sales outsourcing or copromotion models or our emerging in-licensing and product ownership models. These products could range from compounds in their late stages of development to products in various stages of their patent life. During 2000, approximately 75% of our revenues came from our traditional contract sales and marketing services. For 2001 that amount decreased to approximately 40%, reflecting this shift to a product driven strategy.

      We operate under two reporting segments: "contract sales and marketing services" and "product sales and distribution". Contract sales and marketing services include the services we provide for our clients. Product sales and distribution includes the partnerships where we have commercial responsibility for a brand, provide distribution and recognize revenue from product sales. Contract sales and marketing may include partnerships where we have commercial responsibility for a brand and recognize revenue from product sales even if we do not provide distribution.

Contract sales and marketing services

Contract sales

      Our clients engage us on a contractual basis to design and implement product detailing programs for both prescription and over-the-counter products. Product detailing involves meeting face-to-face with targeted prescribers and other healthcare decision-makers to provide a technical review of the product being promoted.

      We have achieved a leadership position in the pharmaceutical services industry based on 15 years of designing and executing customized sales and marketing programs for many of the pharmaceutical industry's largest companies, including Abbott, Allergan, AstraZeneca, Bayer, Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Novartis, Pfizer, Pharmacia, Procter & Gamble, Schering Plough, and Hoffman LaRoche. We have designed and implemented sales and marketing programs for more than 100 products, including some of the leading prescription medications.

Dedicated sales

      When we deploy a contract sales team on behalf of a client, it is dedicated to that client. The members do not represent products of other manufacturers and often carry business cards of the client. The sales team is customized to meet the specifications of our client with respect to the representative profile, physician targeting, product training, incentive compensation plans, integration with clients' in-house sales force, the call reporting platform and data integration. The sales team looks just like it would if the client were to build it themselves. The primary difference is that the client gets a high quality, industry standard sales team without committing to the permanent headcount themselves.

Shared sales

      In order to make a face-to-face selling resource available to those products that cannot support the cost of a dedicated team, we create shared teams. These teams sell multiple, non-competitive brands from different pharmaceutical companies. Because the costs of the resource are shared among various pharmaceutical companies, these programs may be less expensive than programs involving a dedicated sales force. The client still gets targeted coverage of their physician audience within the representatives' geographic territory. The power of the shared sales resource is that it makes face-to-face selling available to products that usually cannot obtain it through other means. The PDI Shared Sales team (formerly known as ProtoCall) is a leading provider of these detailing programs in the U.S.

Copromotion

      Copromotion arrangements are agreements with a company to mutually promote a product. Each party to the agreement contributes toward the sales and marketing effort and expenses with the financial risks and rewards being shared on a predetermined basis. Copromotion is a frequently used promotional strategy within the pharmaceutical industry.

      In October 2001, we signed an agreement with Eli Lilly and Company (Eli Lilly) to copromote Evista(R) in the U.S. Evista is approved in the U.S. for the prevention and treatment of osteoporosis in postmenopausal women. Since its launch in 1998, more than 10 million prescriptions have been written for Evista in the U.S. Annual net sales were approximately $526 million in 2001. Under the terms of the agreement, we provide a significant number of sales representatives to copromote Evista to U.S. physicians. Our sales representatives augment the Eli Lilly sales force promoting Evista. Under this agreement, we are entitled to be compensated based on net sales achieved above a predetermined level. In the event these predetermined net sales levels are not achieved, we will not receive any revenue to offset expenses incurred. The agreement runs through December 31, 2003, subject to earlier termination upon the occurrence of specific events.

Medical education and communications

      Our medical education and communications group creates custom-designed programs focusing on informing our clients' target audiences about the benefits of their products. Depending on the needs of our clients and their products, programs may include evening teleconferences, telesymposia, audio seminars, medical center briefings, advisory boards, sales support programs, speaker development meetings, investigators' meetings, publication planning, scientific manuscripts, poster session preparations and continuing medical education (CME) programs.

Marketing research

      Employing leading edge, often proprietary research methodologies, we provide qualitative and quantitative marketing research to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services, which include studies to identify the most impactful business strategy, profile, positioning, message, execution, implementation and post implementation for a product. Correctly implemented, our marketing model improves the knowledge clients obtain about how physicians and other healthcare professionals will react to the product.

      We utilize a systematic approach to pharmaceutical marketing research. Recognizing that every marketing need, and therefore every marketing research solution, is unique, we have developed our marketing model to help identify the work that needs to be done to identify critical paths to marketing goals. At each step of the marketing model we offer proven research techniques, proprietary methodologies and custom study designs to address specific product needs.

Medical devices and diagnostics

      In 2001 we created a business unit to focus on the MD&D market segment. Many of the sales and marketing activities we have historically provided to the pharmaceutical industry are also conducted in the MD&D market. We believe that the infrastructure we have built in support of the pharmaceutical industry, in conjunction with a new staff of experienced MD&D managers, can be leveraged to take advantage of opportunities in the MD&D market.

      On September 10, 2001, we acquired InServe Support Solutions ("InServe"). InServe is a leading nationwide supplier of supplemental field-staffing programs for the MD&D industry. InServe employs approximately 800 field-based flex and full-time employees comprised of nurses, medical technicians and other clinicians who visit hospital and alternate-site accounts and provide hands-on clinical education and after-sales support to maximize product utilization and customer satisfaction. In 2001 InServe had 33 full-time employees. InServe's clients include many of the leading medical device and diagnostics companies, including Becton Dickinson, Roche Diagnostics and Johnson & Johnson.

Product commercialization

      Product commercialization is a solution we offer for products in the pre-launch phase of their lifecycle. It integrates many of the capabilities we have built or acquired. With product commercialization we gain greater involvement in the commercialization of the brand. We can execute our marketing solutions within a range of deal structures from a fee for service basis to a partnership in which we receive a portion of product sales.

      The pre-launch activities include extensive market research, advocacy development, market awareness activities and preparations for launching the sales force. PDI product commercialization is well positioned for companies with little sales and marketing infrastructure and a product in the later stages of development. PDI product commercialization is also designed to meet the needs of a large pharmaceutical company that has a product coming to market and, due to resource allocation constraints, chooses not to utilize its own sales and marketing infrastructure to commercialize the product.

LifeCycle X-tension

      LifeCycle X-tension is our name for an arrangement in which a pharmaceutical company with a product nearing patent expiration no longer desires to support that product with its own sales and marketing resources. When a company decides to no longer support a product, sales of the product will likely decline. Such declines are typically a result of reduced promotional activities such as detailing, medical education and other components of a pharmaceutical marketing plan. It is also common that pharmaceutical companies will reduce internally dedicated management resources.

      Through a life cycle extension solution, a focused marketing effort for the brand should result in improved sales when compared to the forecasted declining sales line associated with the strategy of no longer providing sales and marketing resources. When successful this creates incremental revenue, which may be shared between PDI and the pharmaceutical company. We take on brand responsibility, which could include distribution, managed care contracting, medical affairs and trade relations. The pharmaceutical company may benefit by being able to get an incremental return for the product while freeing up the sales and marketing resources previously assigned to that product.

      In May 2001, we entered an agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. Under this agreement, we provide promotional, selling and marketing for Lotensin, an ACE inhibitor, as well as brand management. In exchange, we are entitled to receive a split of incremental net sales generated above specified baselines. Also, under this agreement, we copromote Lotrel(R) in the U.S. for which we are entitled to be compensated on a fee for service basis with potential incentive payments based on achieving certain net sales objectives. Lotrel is a combination of the ACE inhibitor benazepril and the calcium channel blocker amlodipine. In 2001 approximately 8.1 million Lotrel prescriptions were dispensed. Novartis has retained certain regulatory responsibilities for Lotensin and Lotrel and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products and provide all managed care and trade activities and pricing. In the event our estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on our results of operations, cash flows and liquidity.

Product sales and distribution

      We have developed the capabilities to take on commercial responsibility for pharmaceutical and MD&D brands through either an in-licensing or distribution agreement. In these instances, we have total commercial responsibility for a brand, including pricing, but another company retains ownership of the brand. When we provide the distribution of the product, we recognize product revenue which is currently reported in our product segment.

      In October 2000, we signed a five-year agreement with GlaxoSmithKline
(GSK) for the exclusive U.S. marketing, sales and distribution rights for Ceftin(R) Tablets and Ceftin(R) for Oral Suspension, two dosage forms of a cephalosporin antibiotic. From October 2000 through February 2002, we marketed and sold Ceftin products primarily to wholesale drug distributors, retail chains and managed care providers.

      On December 21, 2000, the United States District Court for New Jersey granted a preliminary injunction which enjoined Ranbaxy Pharmaceuticals Inc. (Ranbaxy) from offering for sale or selling in the U.S. any generic versions of Ceftin. In August 2001, the United States Federal Court of Appeals, D.C Circuit, overturned that injunction, allowing Ranbaxy to commence manufacturing and marketing a Ceftin tablet generic equivalent upon approval from the U.S. Food and Drug Administration (FDA). As a result, during the fourth quarter, we reached a mutual agreement with GSK to terminate the Ceftin distribution agreement effective February 28, 2002. Subsequently, on February 18, 2002, Ranbaxy announced that it had received manufacturing and marketing approval from the FDA for cefuroxime axetil 125mg, 250mg and 500mg tablets.

      We intend to continue to pursue in-licensing and distribution agreements or outright product acquisitions, where we have commercial responsibility for a brand, inclusive of distribution, and the direct recognition of revenue from product sales.

Corporate strategy

      Our strategy is to continue to find opportunities to leverage the infrastructure we have built providing services to the pharmaceutical, biotechnology and MD&D industries. Those opportunities include a focused effort to identify products that we can completely commercialize through in-licensing and copromotion arrangements. Additionally, we may acquire products. These type arrangements typically provide longer-term contracts with greater upside potential and reduced provisions for at will termination by clients than traditional fee for service contracts. However, in that we will typically be responsible for promotional expenses, with our compensation based upon brand performance, these type arrangements could result in substantial losses.

      Our strategy also includes a strong contribution from our traditional services. Contract sales, shared sales, marketing research and medical education remain important strategic capabilities for us. Additionally, we intend to commercialize a new service aimed at managed markets and trade relations.

      We believe that growth in the pharmaceutical industry is being driven primarily by:

o     an aging population;
o technological developments, which have increased the number of medical conditions that can be treated or prevented by prescription pharmaceuticals; and
o     managed care's preference for drug therapies over other treatment methods.

      The primary users of our contract sales services, which have been large pharmaceutical companies, are facing the following dynamics which should create incremental demand for our services:

o pharmaceutical companies are focusing their marketing efforts on drugs with high volume sales, newer or novel drugs and products which fit within core therapeutic or marketing priorities. As a result, major pharmaceutical companies will continue to seek alternatives to maximize the value of their entire portfolios;
o pharmaceutical companies will continue to expand their product portfolios and as a result will need to add sales and marketing capacity; and
o pharmaceutical companies will continue to face margin pressures and will seek to maintain flexibility over both resource strategies and portfolio management.

      We further believe that smaller pharmaceutical companies, biotechnology companies and others will have increased demand for our services due to the tremendous influx of investment dollars into the specialty pharmaceutical and biotechnology industries that has decreased the reliance of these companies on the larger pharmaceutical companies for commercialization capabilities and marketing dollars.

      In order to leverage our competitive advantages, our corporate strategy emphasizes:

o maintaining our leadership position in our traditional service areas of contract sales, shared sales and marketing research;
o expanding our concentrated efforts for sourcing products for our commercialization capabilities of copromotion, in-licensing and acquisition; and
o continuing our investment in our commercialization infrastructure, thereby enhancing our ability to generate demand for the products which we will sell and market.

Contracts

      Given the customized nature of our business, we utilize a variety of contract structures. Historically, most of our product detailing contracts were fee for services, i.e., the client pays a fee for a specified package of services. These contracts typically include operational benchmarks, such as a minimum number of sales representatives or a minimum number of calls. Also, our contracts might have a lower base fee offset by incentives we can earn. In these situations, we have the opportunity to earn additional fees based typically on product sales results.

      Our product detailing contracts generally are for terms of one to three years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason upon 30 to 90 days notice. These contracts typically, but not always, provide for termination payments by the client upon a termination without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, these penalties may not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could adversely affect our future revenue and profitability. As an example, in February 2001, GSK notified us that they were exercising their right to terminate one of our contracts without cause. The termination was effective April 18 2001. Contracts may also be terminated for cause if we fail to meet stated performance benchmarks. To date, no programs have been terminated for cause.

      Beginning with the fourth quarter of 2000, we have entered into a number of significant performance based contracts, and we will also use a variety of structures for these type contracts. Our agreement with GSK regarding

Ceftin was an exclusive marketing and distribution contract. The agreement had a five-year term but was cancelable by either party without cause on 120 days notice. The agreement was terminated by mutual consent, effective February 28, 2002. Contracts such as the Ceftin agreement, which require us to take title and distribute product, have a greater number of risk factors than traditional fee for service contracts. Any future agreement that involves in-licensing or product acquisition would have similar type risks. Some of these risks associated with distribution, in-licensing, or product acquisitions are described in "Certain Factors That May Affect Future Growth," beginning on page 11 of this report.

      We have also entered into other performance based agreements that do not require the distribution, in-licensing or ownership of product. An important performance parameter is normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases for periods after promotional activities have ended.

      For example, in May 2001 we entered an agreement with Novartis for the U.S. sales, marketing and promotion rights for Lotensin and Lotensin HCT. Under this agreement, we provide promotional, selling and marketing for Lotensin, an ACE inhibitor, as well as brand management. In exchange, we are entitled to receive a split of incremental net sales above specified baselines. Also under this agreement with Novartis, we copromote Lotrel in the U.S. for which we are entitled to be compensated on a fee for service basis with potential incentive payments based upon achieving certain net sales objectives. Novartis has retained certain regulatory responsibilities for Lotensin and Lotrel and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products.

      Also, under the terms of an agreement entered into in October 2001 with Eli Lilly, we copromote Evista in the U.S. Our sales representatives augment the Eli Lilly sales force promoting Evista. Under this agreement, we are entitled to be compensated based on net sales achieved above a predetermined level. The agreement runs through December 31, 2003, subject to earlier termination upon the occurrence of specific events.

      Our product detailing contracts and copromotion contracts typically contain cross-indemnification provisions between our client and us. The client will usually indemnify us against product liability and related claims arising from the sale of the product and we indemnify the clients with respect to the errors and omissions of our sales representatives in the course of their detailing activities. To date, no client has asserted any claim for indemnification against us under any contract. We have asserted a claim for indemnification against Bayer Pharmaceuticals in connection with the Baycol legal proceedings. See Item 3. - Legal Proceedings.

Significant customers

      Our significant customers are discussed in note 12 to the consolidated financial statements included elsewhere in this report.

Marketing

      Our marketing efforts are targeted toward the pharmaceutical and MD&D industries. Companies with large product portfolios have been the most likely customers for the services and solutions we provide, but smaller, emerging companies have also been clients and partners of ours. Our marketing and new business development efforts are primarily targeted toward the senior sales and marketing personnel within these companies. A range of personnel within marketing departments, including vice presidents, group product managers and product managers, purchases our services and solutions. Our marketing research services are primarily targeted toward the marketing research departments within large pharmaceutical companies. Increasingly, we expect to target the most senior managers of our target customers.

      Our marketing efforts are designed to reach these audiences, with the goal of making them aware of our full range of services, and projecting us as a high quality sales and marketing organization. Our tactical plan includes advertising in trade publications, direct mail, presence at industry seminars and a direct selling effort. We have a dedicated team of business development specialists who work across the organization to identify needs within the pharmaceutical and MD&D industries which we can satisfy.

      A multidisciplinary team of senior managers reviews possible business opportunities as identified by the business development team, and determines strategies and negotiation positions to contract for the most attractive business opportunities.

Competition

      We believe that the primary competitive factor affecting contract sales services is the ability to quickly hire, train, deploy and manage qualified sales representatives to implement product detailing programs. Our competition includes in-house sales and marketing departments of pharmaceutical companies, emerging pharmaceutical companies, wholesale drug distributors, and other contract sales organizations (CSOs), the largest of which are Innovex (a subsidiary of Quintiles Transnational), the various sales and marketing affiliates of Ventiv Health (formerly Snyder Communications) and Nelson Professional Sales. We also compete on the basis of such factors as reputation, quality of services, experience of management, performance record, customer satisfaction, ability to respond to specific client needs, integration skills and price. We believe we compete effectively with respect to each of these factors.

      For the distribution and marketing of pharmaceutical products, we primarily compete with pharmaceutical companies. These competitors include all of the major pharmaceutical companies as well as emerging pharmaceutical companies including Reliant, Bradley Pharmaceuticals, Inc., Dura Pharmaceuticals, Inc. (purchased in 2000 by Elan Corporation PLC), King Pharmaceuticals, Inc., and other companies that acquire branded products and product lines from other pharmaceutical companies. Competing to copromote, license and/or acquire brands is an entirely new business for us and, as such, we face all the risks generally associated with identifying, assessing and contracting effectively for products in addition to the marketing and distribution of the products we obtain.

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

Government and industry regulation

      The healthcare sector is heavily regulated by both government and industry. Various laws, regulations and guidelines promulgated by government, industry and professional bodies affect, among other matters, the approval, the provision, licensing, labeling, marketing, promotion, price, sale and reimbursement of healthcare services and products, including pharmaceutical products. The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with Good Manufacturing Procedures, and to impose or seek injunctions, voluntary recalls, and civil monetary and criminal penalties. These restrictions or prohibitions on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition and results of operations.

      The Food, Drug and Cosmetic Act, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the FDA regulates all promotional activities involving prescription drugs. The distribution of pharmaceutical products is also governed by the Prescription Drug Marketing Act
(PDMA), which regulates these activities at both the federal and state level. The PDMA imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceutical products even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners and require extensive record keeping and labeling of such samples for tracing purposes. The sale or distribution of pharmaceuticals is also governed by the Federal Trade Commission Act.

      Some of the services that we currently perform or that we may provide in the future may also be affected by various guidelines promulgated by industry and professional organizations. For example, ethical guidelines promulgated by the American Medical Association (AMA) govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern honoraria, and other items of pecuniary value, which AMA member physicians may receive, directly or indirectly, from pharmaceutical companies. Similar guidelines and policies have been adopted by other professional and industry organizations, such as Pharmaceutical Research and Manufacturers of America, an industry trade group.

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

      Liability insurance

      We protect ourselves against potential liability by maintaining general liability and professional liability insurance, and by contractual indemnification provisions. We review our policies and limits from time to time and may adjust them to meet our business needs. Although we have not experienced difficulty obtaining insurance coverage in the past, we cannot be certain that we can increase our existing policy limits or obtain additional insurance coverage on acceptable terms or at all.

      Product liability insurance

      In connection with our marketing and distribution of Ceftin, we maintained product liability insurance. To date, to our knowledge, no product liability claim has been asserted against us, and we have no reason to believe that any claim is pending or threatened. We cannot assure you that our product liability coverage is sufficient to protect us against any claim. In connection with the termination of our agreement to distribute Ceftin, we have cancelled our product liability insurance as of the termination date of the agreement. We have purchased a policy extension rider to cover claims which may be asserted after the termination date of the contract.

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

     Other Insurance

      We maintained insurance to protect the inventory of Ceftin while in storage. We also maintained business interruption insurance to protect against sudden and unexpected events where manufacturing problems might make Ceftin unavailable to us. In connection with the termination of our agreement to distribute Ceftin we cancelled these policies.

                  CERTAIN FACTORS THAT MAY AFFECT FUTURE GROWTH

      In addition to the other information provided in our reports, you should consider the following factors carefully in evaluating our business and us. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected.

We are in the process of implementing our evolving business model, which includes copromotion and brand ownership. We cannot assure you that we will successfully execute this business plan.

      Our growth strategy contemplates agreements and other arrangements whereby we would acquire distribution or ownership rights in products. Despite our Ceftin experience, these types of arrangements are relatively new to our business model and, as such, we face all the risks generally associated with emerging pharmaceutical companies. These risks include the following:

o identifying and obtaining the rights to sell and distribute pharmaceutical products;
o     assessing intellectual property protection;
o establishing and maintaining relationships with wholesale drug distributors, third party payors, retail drug chains and other distributors;
o     obtaining capital to finance the expansion of the business;
o our success in accurately forecasting the demand for our current and future products;
o     attracting, hiring and retaining qualified personnel;
o     complying with regulatory requirements;

o     establishing inventory control procedures; and
o establishing and maintaining relationships with contract manufacturers and contract research organizations.

      In addition, these types of arrangements can significantly increase our operating expenditures. These expenditures could include minimum purchase requirements, payments to third parties for inventory maintenance and control, distribution services and accounts receivable administration, as well as expenditures for sales and marketing.

If we are unable to increase sales of products we market and promote, our profitability could be adversely affected, which could adversely affect the price of our common stock.

      Some of our programs require us to increase sales of the products beyond minimum threshold requirements in order for the program to be profitable for us. Decreased or lower-than-anticipated demand could have a material negative affect on our operating results and our share price, which could in turn limit our access to new capital. The market demand for any product could be adversely affected by many unforeseen events including:

o competition from new or existing drug products, including introduction of generic equivalents;
o our ability to maintain adequate and uninterrupted sources of supply to meet demand;
o     contamination of product lots or product recalls;
o     changes in private health insurer reimbursement rates or policies; and
o     changes in government reimbursement rates or polices.

If we acquire ownership or marketing rights in drugs under development, the clinical trial and regulatory approval process for these products will be expensive and time consuming, and the outcome is uncertain.

      If we acquire or license rights to development stage products, in order to sell these products we must receive regulatory approvals for each product. The FDA and comparable agencies in foreign countries extensively and rigorously regulate the testing, manufacturing, distribution, advertising, pricing and marketing of the drugs. This approval process includes preclinical studies and clinical trials of each pharmaceutical compound to establish its safety and effectiveness and confirmation by the FDA and comparable agencies in foreign countries that the manufacturer maintains good laboratory and manufacturing practices during testing and manufacturing. The process is lengthy, expensive and outcomes are uncertain. It is also possible that the FDA or comparable foreign regulatory authorities could interrupt, delay or halt our clinical trials. If we, or any regulatory authorities, believe that trial participants face unacceptable health risks, the trials could be suspended or terminated. We also may not reach agreement with the FDA and/or comparable foreign agencies on the design of clinical studies necessary for approval. In addition, conditions imposed by the FDA and comparable agencies in foreign countries on clinical trials could significantly increase the time required for completion of our clinical trials and the costs of conducting the clinical trials. If we experience unexpected delays and expenditures in the FDA regulatory process our business and results of operation could be adversely affected.

We may require additional funds.

      Although we do not have any present need or intention to raise additional funds, certain economic and strategic factors could change that may require us to seek substantial additional funds in order to:

o     license or acquire additional pharmaceutical products or technologies;
o     pursue regulatory approvals;
o     develop incremental marketing and sales capabilities;
o     prosecute and defend intellectual property rights; and
o     pursue other business opportunities or meet future operating requirements.

      We may seek additional funding through public or private equity or debt financing or other arrangements with collaborative partners. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing us with additional funds, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be sure, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our programs.

If a manufacturer fails to supply us with sufficient quantities of a compound to meet continued demand for the product, our business and financial results may be adversely affected.

      We do not currently manufacture any pharmaceutical compounds and do not anticipate engaging in these activities. We expect to continue to depend on third parties to provide us with sufficient quantities of products to meet demand. We will try to maintain inventory levels that are no greater than necessary to meet our projected needs. Although third parties will generally be contractually bound to meet our supply requirements, we cannot assure you that they will be able to manufacture sufficient quantities to meet demand. Limits on our sources of supply could have a material adverse impact on our financial condition, results of operation and cash flows. We cannot be certain that supply interruptions will not occur or that our inventory will always be adequate. Numerous factors could cause interruptions in the supply of our finished products including shortages in raw material required by our manufacturers, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions effecting the cost and availability of raw materials. Any disruption in the supply of raw materials or an increase in the cost of raw materials to our supplier could have a significant effect on its ability to supply us with products.

If we are unable to attract key employees and consultants, we may be unable to develop our emerging business model.

      Successful execution in general depends, in large part, on our ability to attract and retain qualified management and marketing personnel with the skills and qualifications necessary to fully execute our programs and strategy. Competition for personnel among companies in the pharmaceutical industry is intense and we cannot assure you that we will be able to continue to attract or retain the personnel necessary to support the growth of our business.

Failure to have products we market designated for reimbursement by third party payors will adversely affect our sales.

      The amount of sales of any given pharmaceutical product depends substantially on our success in contracting with governmental agencies, private health insurers and health maintenance organizations which reimburse patients for the cost of prescriptions. There are many considerations that determine whether a particular product will be approved by these agencies and organizations, including price. If products we promote are not reimbursed or included on formulary lists of these agencies and organizations, and therefore not approved for use by affiliated physicians, demand for them could decline which would adversely impact our results of operations. In addition, any change in reimbursement rates or reimbursement policies by these organizations could adversely affect the market for a compound.

We may be required to defend lawsuits or pay damages for product liability claims. Product liability litigation is costly and could divert management's time and attention from more productive activities.

      Product liability is a major risk in distributing and marketing pharmaceutical products. We could face substantial product liability exposure relating to the distribution and sale of products. We have been named in several lawsuits as a result of our distribution of Baycol(R) on behalf of Bayer Pharmaceutical. Product liability claims, regardless of their merits, could be costly and divert management's attention, or adversely affect our reputation and the demand for our products. Although we currently maintain product liability insurance coverage with respect to our distribution of Ceftin, there is no assurance that this coverage or that any other coverage will be adequate to offset potential damages.

If our performance based programs under perform, it could have a negative impact on our financial results.

      As part of our growth strategy, we have entered into arrangements in which we take on some of the risk of the potential success or failure of the customer's product. For example, we may build a sales organization for a biotechnology customer to commercialize a new product in exchange for a share in the revenues of the product. We must carefully analyze and select the customers and products with which we are willing to structure our risk-based deals. If we underestimate the costs associated with the services to be provided under a particular contract, or if there are unanticipated increases in our operating or administrative expenses, or if we fail to meet certain performance objectives, or if we incorrectly assess the market potential of a particular product, the margins on that contract and our overall profitability may be adversely affected.

We and two of our officers are defendants in a class-action shareholder lawsuit which could divert our time and attention from more productive activities.

      Beginning on January 24, 2002, several purported class action complaints were filed in the U.S. District Court for the District of New Jersey, against us and certain of our officers on behalf of persons who purchased our common stock during the period between May 22, 2001 and November 12, 2001. We believe that the named defendants have meritorious defenses to the allegations asserted in these lawsuits and we intend to vigorously defend these actions. Although we currently maintain director and officer liability insurance coverage, there is no assurance that we will continue to maintain such coverage or that any such coverage will be adequate to offset potential damages.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could adversely affect our operating results and growth rate.

      Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct large sales and marketing projects. This practice has grown substantially over the past decade, and we have benefited from this trend. Recently there has been a reduced level of outsourcing activity. Some industry commentators believe that this trend will continue. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. We also believe that we have recently been negatively impacted by pending mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. A continuation of these trends would have an ongoing adverse effect on our business.

A decrease in marketing or promotional expenditures by the pharmaceutical industry as a result of private initiatives, government reform or otherwise, could have an adverse affect on our business.

      Our business, financial condition and results of operations depend in part upon marketing and promotional expenditures by pharmaceutical companies for their products. Unfavorable developments in the pharmaceutical industry could adversely affect our business. These developments could include reductions in expenditures for marketing and promotional activities or a shift in marketing focus away from product detailing. Promotional, marketing and sales expenditures by pharmaceutical companies could also be negatively impacted by government reform or private market initiatives intended to reduce the cost of pharmaceutical products or by government, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical companies promote their products.

Most of our service revenue is derived from a limited number of clients, the loss of any one of which could adversely affect our business.

      Our revenue and profitability are depends to a great extent on our relationships with a limited number of large pharmaceutical companies. In 2001, we had two major clients that accounted for approximately 31.8% and 21.4%, respectively, or a total of 53.2%, of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients could have a material adverse effect on our business and results of operations. As an example, on February 4, 2002, we announced the termination of our fee for service contract arrangement with Bayer Pharmaceuticals. As a result of this contract being terminated four and a half months early, we announced that we expected our 2002 revenues would be reduced by $20 to $25 million and our earnings would be reduced by approximately $0.25 to $0.30 per share.

Our contracts are generally short-term agreements and are generally subject to cancellation at any time, which may result in lost revenue, additional costs and expenses and adversely affect our stock price.

      Our contracts are generally for a term of one year and may be terminated by the client at any time for any reason. As an example, on February 4, 2002, we announced the termination of our fee for service contract arrangement with Bayer Pharmaceuticals. As a result of this contract being terminated four and a half months early, we announced that we expected our 2002 revenues would be reduced by $20 to $25 million and our earnings would be reduced by approximately $0.25 to $0.30 per share. The termination of a contract by one of our major clients not only results in lost revenue, but may cause us to incur additional costs and expenses. For example, all of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is terminated, unless we can immediately transfer the related sales force to a new program, we either must continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.

Government or private initiatives to reduce healthcare costs could have a material adverse effect on the pharmaceutical industry and on us.

      A primary trend in the U.S. healthcare industry is toward cost containment. Comprehensive government healthcare reform intended to reduce healthcare costs, the growth of total healthcare expenditures and expand healthcare coverage for the uninsured have been proposed in the past and may be considered again in the near future. Government healthcare reform may adversely affect promotional and marketing expenditures by pharmaceutical companies, which could decrease the business opportunities available to us. In addition, the increasing use of managed care, centralized purchasing decisions, consolidations among and integration of healthcare providers are continuing to affect purchasing and usage patterns in the healthcare system. Decisions regarding the use of pharmaceutical products are increasingly being consolidated into group purchasing organizations, regional integrated delivery systems and similar organizations and are becoming more economically focused, with decision makers taking into account the cost of the product and whether a product reduces the cost of treatment. Governmental entities are increasingly promulgating measures targeted at controlling the prices of prescription products. Significant cost containment initiatives adopted by government or private entities could have a material adverse effect on our business.

Our failure, or that of our clients, to comply with applicable healthcare regulations could limit, prohibit or otherwise adversely impact our business activities.

      Various laws, regulations and guidelines promulgated by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical products. In particular, the healthcare industry is governed by various Federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Sanctions for violating these laws include civil and criminal fines and penalties and possible exclusion from Medicare, Medicaid and other Federal healthcare programs. Although we believe our current business arrangements do not violate these Federal and state fraud and abuse laws, we cannot be certain that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition and results of operations. Our failure, or the failure of our clients, to comply with these laws, regulations and guidelines, or any change in these laws, regulations and guidelines may, among other things, limit or prohibit our business activities or those of our clients, subject us or our clients to adverse publicity, increase the cost of regulatory compliance and insurance coverage or subject us or our clients to monetary fines or other penalties.

Our industry is highly competitive and our failure to address competitive developments promptly will limit our ability to retain and increase our market share.

      Our primary competitors include in-house sales and marketing departments of pharmaceutical companies, other CSOs, such as Innovex (a subsidiary of Quintiles Transnational) the various sales and marketing affiliates of Ventiv Health (formerly, Snyder Communications) and Nelson Professional Sales (a division of Nelson Communications, Inc.), drug wholesalers and emerging pharmaceutical companies. We also compete with other pharmaceutical companies for the distribution and marketing of pharmaceutical products. There are relatively few barriers to entry in the businesses in which we compete and, as the industry continues to evolve, new competitors are likely to emerge. Many of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have. Increased competition may lead to price and other forms of competition that could have a material adverse effect on our market share, our ability to source new business opportunities and results of operations.

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

      As part of our growth strategy, we constantly evaluate new acquisition opportunities. Since our initial public offering in May 1998, we have completed three acquisitions: InServe, TVG and ProtoCall. Acquisitions involve numerous risks and uncertainties, including:

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

      Our certificate of incorporation and bylaws include provisions, such as three classes of directors, which are intended to enhance the likelihood of continuity and stability in the composition of our board of directors. These provisions may make if more difficult to remove our directors and management and may adversely affect the price of our common stock. In addition, our certificate of incorporation authorizes the issuance of "blank check" preferred stock. This provision could have the effect of delaying, deterring or preventing a future takeover or a change in control, unless the takeover or change in control is approved by our board of directors, even though the transaction might offer our stockholders an opportunity to sell their shares at a price above the current market price.

Our quarterly revenues and operating results may vary which may cause the price of our common stock to fluctuate.

      Our quarterly operating results may vary as a result of a number of factors, including:

o     the commencement, delay, cancellation or completion of programs;
o     regulatory developments;
o     the mix of services provided;
o the timing and amount of expenses for implementing new programs and services;
o     the accuracy of estimates of resources required for ongoing programs;
o uncertainty related to compensation based on achieving performance benchmarks;
o     the timing and integration of acquisitions;
o     changes in regulations related to pharmaceutical companies; and
o     general economic conditions.

      In addition, generally, we recognize revenue as services are performed, while program costs, other than training costs, are expensed as incurred. As a result, during the first two to three months of a new contract, we may incur substantial expenses associated with implementing that new program without recognizing any revenue under that contract. This could have an adverse impact on our operating results and the price of our common stock for the quarters in which these expenses are incurred. For these and other reasons, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Fluctuations in quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Our stock price is volatile and could be further affected by events not within our control. In 2001 our stock traded at a low of $16.43 and a high of $109.63.

      The market for our common stock is volatile. The trading price of our common stock has been and will continue to be subject to:

o     volatility in the trading markets generally;
o     significant fluctuations in our quarterly operating results;
o     announcements regarding our business or the business of our competitors;
o     industry development;
o     regulatory developments;
o     changes in product mix;
o changes in revenue and revenue growth rates for us and for our industry as a whole; and
o statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate.

Employees

      As of December 31, 2001, we had 4,963 employees, including 3,391 sales representatives and 730 InServe field representatives, substantially all of whom were flex-time employees. Approximately 219 employees work out of our headquarters in Upper Saddle River, New Jersey, 146 employees work out of TVG's headquarters in Fort Washington, Pennsylvania, 24 employees work out of LCV's headquarters in Lawrenceville, New Jersey, 21 employees work out of InServe's headquarters in Novato, California, and 42 employees work out of ProtoCall's headquarters in Cincinnati, Ohio. In addition, we have 390 field based sales managers. We are not party to a collective bargaining agreement with a labor union. Our relations with our employees are good.

ITEM 2. PROPERTIES

Facilities

      Our corporate headquarters is located in Upper Saddle River, New Jersey, in approximately 46,500 square feet of space. The lease for all but 8,000 square feet of this space expires in the fourth quarter of 2004 with an option to extend for an additional five years. The remaining 8,000 square feet was taken by assignment and expires in the second quarter of 2004. In July 2000, to accommodate growth at our headquarters' facility, we leased approximately 20,000 square feet in Mahwah, New Jersey. This lease commenced in September 2000 and expires in the first quarter of 2003.

      In December 2000, we signed a three-year lease for an operating office in High Point, North Carolina. The lease is for approximately 1,200 square feet of office space.

      TVG operates from a 48,000 square foot facility in Fort Washington, Pennsylvania, under a lease that expires in the second quarter of 2005.

      ProtoCall's headquarters are located in Cincinnati, Ohio, in approximately 11,000 square feet of space. This lease is for a five year term that commenced in April 2000.

      LCV occupies space in two facilities. LCV's main office is located in Lawrenceville, New Jersey in approximately 14,000 square feet of space. The lease for this space commenced in October 2000 and expires in July 2003. LCV also rents a 1,200 square foot sales office in High Point, North Carolina. This three-year lease commenced in October 2001.

      InServe's headquarters are located in Novato, California, in approximately 9,100 square feet of space, under a lease which expires in the second quarter of 2005.

      We signed a lease for approximately 7,300 square feet of office space in Bridgewater, New Jersey that became effective July 1, 2001. The lease is for a five year term and expires on June 30, 2006.

ITEM 3. LEGAL PROCEEDINGS

      In January and February 2002, we, our chief executive officer and our chief financial officer were served with three complaints that were filed in the U.S. District Court for the District of New Jersey alleging violations of the Securities Act of 1934 (the "1934 Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder. Each of the complaints alleges a purported class period which runs from May 22, 2001 through November 12, 2001; seeks to represent a class of stockholders who purchased shares of our common stock during that period; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees.

      Each of these complaints contain substantially similar allegations, the essence of which is that the defendants intentionally or recklessly made false or misleading public statements and omissions concerning our financial condition and prospects with respect to our marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline, as well as our marketing of Lotensin and Lotrel in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corp.

      We believe that each of these three complaints will ultimately be consolidated into one action. As of this filing, we have not yet answered any of the complaints, and discovery has not yet commenced. We believe that the allegations in these complaints are without merit and we intend to defend these actions vigorously.

      We have been named as a defendant in several lawsuits, including a class action matter, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals and marketed by us on Bayer's behalf. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. We intend to defend these actions vigorously and have asserted a contractual right of indemnification against Bayer for all costs and expenses we incur related to these proceedings.

      Other than the foregoing, we are not currently a party to any material pending litigation and we are not aware of any material threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the Nasdaq National Market under the symbol "PDII". The following table sets forth, for each of the periods indicated, the range of high and low closing sales prices for the common stock as reported by the Nasdaq National Market.

                                                           High        Low
                                                          ------     ------

      2001
      ----
   First quarter.......................................   106.375     50.688
   Second quarter......................................    96.530     57.500
   Third quarter.......................................    88.050     22.780
   Fourth quarter .....................................    33.330     16.580

      2000
      ----
   First quarter.......................................    30.000     19.625
   Second quarter......................................    34.063     19.000
   Third quarter.......................................    57.250     34.313
   Fourth quarter .....................................   135.188     72.000

      We believe that, as of March 1, 2002, we had approximately 6,500 beneficial stockholders.

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

(4)(vii)   Use of Proceeds:
           $46,422,842 for general working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are derived from our audited consolidated financial statements and the accompanying notes. Our consolidated financial statements for each of the periods prior to 2000 presented reflects our acquisition of TVG in May 1999, which was accounted for as a pooling of interests, on a pro forma basis as if TVG had been owned by the Company the entire period. Consolidated balance sheets at December 31, 2001 and 2000 and consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 2001, 2000 and 1999 and the accompanying notes are included elsewhere in this Annual Report on Form 10-K and have been audited by PricewaterhouseCoopers LLP, independent accountants. Our audited consolidated balance sheets at December 31, 1998 and 1997 and our consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 1997 are not included in this report but have been audited by PricewaterhouseCoopers LLP in reliance on audit reports issued to TVG by Grant Thornton LLP for 1998 and 1997. The selected financial data set forth below should be read together with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Financial Statements and related notes appearing elsewhere in this report.

Statement of operations data:

                                                                           Years Ended December 31,
                                                             ----------------------------------------------------
                                                               2001       2000       1999       1998       1997
                                                             --------   --------   --------   --------   --------
                                                             (In thousands, except per share and statistical data)
Revenue
   Service, net ..........................................   $281,269   $315,867   $174,902   $119,421   $ 75,243
   Product, net ..........................................    415,314    101,008         --         --         --
                                                             --------   --------   --------   --------   --------
     Total revenue, net ..................................    696,583    416,875    174,902    119,421     75,243
                                                             --------   --------   --------   --------   --------

Cost of goods and services
   Program expenses ......................................    232,171    235,355    130,121     87,840     55,854
   Cost of goods sold ....................................    328,629     68,997         --         --         --
                                                             --------   --------   --------   --------   --------
     Total cost of goods and services ....................    560,800    304,352    130,121     87,840     55,854
                                                             --------   --------   --------   --------   --------

Gross profit .............................................    135,783    112,523     44,781     31,581     19,389
Compensation expense .....................................     39,263     32,820     19,611     15,779     12,021
Bonus to controlling stockholder (1) (2) .................         --         --         --         --      2,243
Stock grant expense (2) (3) ..............................         --         --         --         --      4,470
Other selling, general and administrative expenses .......     83,815     38,827      9,448      6,546      4,749
Acquisition and related expenses .........................         --         --      1,246         --         --
                                                             --------   --------   --------   --------   --------
Total selling, general and administrative expenses .......    123,078     71,647     30,305     22,325     23,483
                                                             --------   --------   --------   --------   --------
Operating income (loss) (2) ..............................     12,705     40,876     14,476      9,256     (4,094)
Other income, net ........................................      2,275      4,864      3,471      2,273        376
                                                             --------   --------   --------   --------   --------
Income (loss) before provision for income taxes ..........     14,980     45,740     17,947     11,529     (3,718)
Provision for income taxes ...............................      8,626     18,712      7,539      1,691        126
                                                             --------   --------   --------   --------   --------
Net income (loss) ........................................   $  6,354   $ 27,028   $ 10,408   $  9,838   $ (3,844)
                                                             ========   ========   ========   ========   ========


Basic net income (loss) per share(5) .....................   $   0.46   $   2.00   $   0.87   $   0.92   $  (0.44)
                                                             ========   ========   ========   ========   ========
Diluted net income (loss) per share(5) ...................   $   0.45   $   1.96   $   0.86   $   0.91   $  (0.44)
                                                             ========   ========   ========   ========   ========
Basic weighted average number of shares outstanding(5) ...     13,886     13,503     11,958     10,684      8,730
                                                             ========   ========   ========   ========   ========
Diluted weighted average number of shares outstanding(5) .     14,113     13,773     12,167     10,814      8,730
                                                             ========   ========   ========   ========   ========

                                                                                    Years Ended December 31,
                                                                      ----------------------------------------------------
                                                                        2001       2000       1999       1998       1997
                                                                      --------   --------   --------   --------   --------
                                                                      (In thousands, except per share and statistical data)
Pro forma data (unaudited)

Income (loss) before provision for income taxes ...................                         $ 17,947   $ 11,529   $ (3,718)
Pro forma provision for income taxes (4) ..........................                            7,677      4,611         --
                                                                                            --------   --------   --------
Pro forma net income (loss) (4) ...................................                         $ 10,270   $  6,918   $ (3,718)
                                                                                            ========   ========   ========
Pro forma basic net income (loss) per share (4) ...................                         $   0.86   $   0.65   $  (0.43)
                                                                                            ========   ========   ========
Pro forma diluted net income (loss) per share (4) .................                         $   0.84   $   0.64   $  (0.43)
                                                                                            ========   ========   ========
Basic weighted average number of shares outstanding (5) ...........                           11,958     10,684      8,730
                                                                                            ========   ========   ========
Pro forma diluted weighted average number of shares outstanding (5)                           12,167     10,814      8,730
                                                                                            ========   ========   ========

Other operating data (unaudited):

                                                                          Years Ended December 31,
                                                            ----------------------------------------------------
                                                              2001       2000       1999       1998       1997
                                                            ---------  ---------  --------   --------   --------
Number of sales representatives at end of period:
    Full-time.............................................     2,845      2,947     1,669      1,143        529
    Part-time.............................................       546        372       433        242        401
                                                              ------     ------     -----      -----      -----
Total.....................................................     3,391      3,319     2,102      1,385        930
                                                              ======     ======     =====      =====      =====

Balance sheet data:

                                                      As of December 31,
                                      ----------------------------------------------------
                                        2001       2000       1999       1998       1997
                                      --------   --------   --------   --------   --------
                                                         (in thousands)
Cash and cash equivalents .........   $160,043   $109,000   $ 57,787   $ 56,989   $  7,762
Working capital ...................    113,685    120,720     53,144     47,048        584
Total assets ......................    302,671    270,225    102,960     77,390     21,868
Total long-term debt ..............         --         --         --         --         --
Stockholders' equity ..............    150,935    138,110     60,820     50,365      1,647

-------------
(1) Prior to the IPO, we were treated as an S corporation under subchapter S of the Internal Revenue Code and under the corresponding provisions of the tax laws of the State of New Jersey. Historically, as an S corporation, we made annual bonus payments to our controlling stockholder based on our estimated profitability and working capital requirements. We have not paid bonuses to our controlling stockholder since 1997 and do not expect to in future periods.

(2) There were no bonus payments to our controlling stockholder or stock grant expense charges in 2001, 2000 and 1999, and we do not expect to incur these charges in future periods. Exclusive of these non-recurring charges, our operating income for the year ended December 31, 1997 would have been $2,619. See note 1 above.

(3) On January 1, 1997, we issued shares of our common stock to Charles T. Saldarini, our current vice chairman and chief executive officer. For financial accounting purposes, a non-recurring, non-cash compensation expense was recorded in the quarter ended March 31, 1997.

(4) Prior to the IPO, we were an S corporation and had not been subject to Federal or New Jersey corporate income taxes, other than a New Jersey state corporate income tax of approximately 2%. In addition, TVG, a 1999 acquisition accounted for as a pooling of interest, was also taxed as an S corporation from January 1997 to May 1999. Pro forma provision for income taxes, pro forma net income (loss) and basic and diluted net income (loss) per share for all periods presented reflect a provision for income taxes as if we and TVG had been taxed at the statutory tax rates in effect for C corporations for all periods. See note 22 to our audited consolidated financial statements included elsewhere in this report.

(5) See note 9 to our audited consolidated financial statements included elsewhere in this report for a description of the computation of basic and diluted weighted average number of shares outstanding.

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

      This report also identifies important factors that could cause our actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 11 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

      We are an innovative sales and marketing company serving the pharmaceutical, biotech, and medical devices and diagnostics industries. Partnering with clients, we provide product-specific programs designed to maximize profitability throughout a product's lifecycle from pre-launch through maturity. We are recognized as an industry-leader based on our track record of innovation and our ability to keep pace in a rapidly changing industry. We leverage our expertise in sales, brand management and product marketing, marketing research, medical education, medical affairs, and managed markets and trade relations to help meet strategic objectives and provide incremental value for product sales. We operate under two reporting segments: product sales and distribution; and contract sales and marketing services. Within our two reporting segments we provide the following services:

o     Product sales and distribution;
o     Contract sales and marketing services:
      o     dedicated contract sales services (CSO);
      o     shared contract sales services (CSO);
      o     LifeCycle X-Tension services (LCXT);
      o     product commercialization services (PCS);
      o     copromotion services;
      o     medical device and diagnostics sales and marketing services;
      o     marketing research and consulting services (TVG); and
      o     medical education and communication services (TVG).

      Our contracts within the LCXT, PCS and copromotion subcategories are more heavily performance based and have a higher risk potential and correspondingly an opportunity for higher profitability. These contracts involve significant startup expenses and a greater risk of operating losses. These contracts normally require significant participation from our LCV and TVG professionals whose skill sets include marketing, brand management, trade relations and marketing research.

Contract Sales and Marketing Services

     Given the customized nature of our business, we utilize a variety of contract structures. Historically, most of our product detailing contracts were fee for services, i.e., the client pays a fee for a specified package of services. These contracts typically include operational benchmarks, such as a minimum number of sales representatives or a minimum number of calls. Also, our contracts might have a lower base fee offset by built-in incentives we can earn based on our performance. In these situations, we have the opportunity to earn additional fees based on enhanced program results.

      Our product detailing contracts generally are for terms of one to three years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason on 30 to 90 days notice. These contracts typically, but not always, provide for termination payments in the event they are terminated by the client without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could adversely affect our future revenue and profitability. As an example, in February 2002,

Bayer notified us that they were exercising their right to terminate their contract with us without cause. Contracts may also be terminated for cause if we fail to meet stated performance benchmarks. To date, no programs have been terminated for cause.

      In May 2001 we entered an agreement with Novartis Pharmaceuticals Corporation for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. Under this agreement, we provide promotional, selling and marketing for Lotensin, an ACE inhibitor, as well as brand management. In exchange, we are entitled to receive a split of incremental net sales above specified baselines. Also under this agreement with Novartis, we copromote Lotrel(R) (amlodipine and benazepril HCI) in the U.S. for which we are entitled to be compensated on a fee for service basis with potential incentive payments based upon achieving certain net sales objectives. Lotrel is a combination of the ACE inhibitor benazepril and the calcium channel blocker amlodipine. Novartis has retained regulatory responsibilities for Lotensin and Lotrel and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event our estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on our results of operations, cash flows and liquidity. During 2001 our efforts on this contract did result in an operating loss because the sales of Lotensin did not exceed the specified baselines by an amount great enough to cover our operating costs.

      On September 10, 2001, we acquired InServe Support Solutions in a transaction treated as an asset acquisition for tax purposes. The acquisition was accounted for as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141 and SFAS 142. The net assets of InServe on the date of acquisition were approximately $1.3 million. At closing, we paid the former stockholders of InServe $8.5 million, net of cash acquired. Additionally, we deposited $3.0 million in escrow related to contingent payments payable during 2002 if certain defined benchmarks are achieved. In connection with this transaction, we recorded $7.9 million in goodwill, which is included in other long-term assets, and the remaining purchase price was allocated to identifiable assets and liabilities acquired.

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

      In October 2001, we signed an agreement with Eli Lilly to copromote Evista in the U.S. Evista is approved in the U.S. for the prevention and treatment of osteoporosis in postmenopausal women. Under the terms of the agreement, we provide a significant number of sales representatives to copromote Evista to U.S. physicians. Our sales representatives augment the Eli Lilly sales force promoting Evista. Under this agreement, we are entitled to be compensated based on net sales achieved above a predetermined level. Since its launch in 1998, more than 10 million prescriptions have been written for Evista in the U.S. alone.

      The Evista contract is a performance based contract for a term through December 31, 2003, subject to earlier termination upon the occurrence of specific events. Our compensation is earned as a percentage of net factory sales above contractual baselines. To the extent that such baselines are not exceeded, which was the case in 2001, we receive no revenue. Further, we are required to commit a certain level of spending for promotional and selling activities including but not limited to sales force representatives. These costs could range from $9.0 million to $12.0 million per quarter. The sales force assigned to Evista may be used to promote other products, including products covered in other PDI copromotion arrangements which may allow us to generate additional revenue to cover the costs of the sales force.

Product Sales and Distribution

      Beginning with the fourth quarter of 2000 we have entered into a number of significant performance based contracts and we use a variety of structures for such contracts. Our agreement with GSK regarding Ceftin was a marketing and distribution contract, under which we had the exclusive right to market and distribute the designated Ceftin products in the U.S. The agreement had a five-year term but was cancelable by either party without cause on 120 days notice. The agreement was terminated by mutual consent, effective February 28, 2002. Contracts such as the Ceftin agreement, which require us to purchase and distribute product, have a greater number of risk factors than a traditional fee for service contract. Any future agreement that involves in-licensing or product acquisition would have similar risk factors. Some of the additional risk factors associated with distribution, in-licensing, or product acquisitions are described in this report under, "Certain Factors That May Affect Future Growth", beginning on page 11 of this report.

      We have also entered other performance based agreements that do not require the distribution, in-licensing or ownership of product. An important performance parameter is normally the level of sales attained by the product while we have marketing or promotional responsibility.

Revenues and expenses

      Our revenues and expenses are segregated between service and product sales for reporting purposes. Historically, we have derived a significant portion of our service revenue from a limited number of clients. However, concentration of business in the pharmaceutical outsourcing industry is common and we believe that pharmaceutical companies will continue to outsource large projects as the pharmaceutical outsourcing industry continues to demonstrate an ability to successfully implement large programs. Accordingly, we are likely to continue to experience significant client concentration in future periods. Our three largest clients accounted for approximately 60%, 62% and 71%, of our service revenue for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001 and 2000, product revenue from sales of Ceftin primarily came from two major customers who accounted for approximately 67% and 62%, respectively, of total net product revenue.

      Service revenue and program expenses

      Contract sales and marketing services revenue is earned primarily by performing product detailing programs and other marketing and promotional services under contracts. Revenue is recognized as the services are performed and the right to receive payment for the services is assured. Revenue is recognized net of any potential penalties until the performance criteria eliminating the penalties have been achieved. Bonus and other performance incentives as well as termination payments are recognized as revenue in the period earned and when payment of the bonus, incentive or other payment is assured. Under performance based contracts revenue is recognized when the performance based parameters are attained.

      Program expenses consist primarily of the costs associated with executing product detailing programs or other marketing services identified in the contract. Program expenses include personnel costs and other costs, including facility rental fees, honoraria and travel expenses, associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. Expenses related to the product detailing of products we distribute such as Ceftin (as discussed below under Product revenue and cost of goods sold) are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

      As a result of the revenue recognition and program expense policies described above, we may incur significant initial direct program costs before recognizing revenue under a particular product detailing program. We typically receive an initial contract payment upon commencement of a product detailing program as compensation for recruiting, hiring and training services associated with staffing that program. In these cases, the initial payment is recorded as revenue in the same period in which the costs of the services are expensed. Our inability to specifically negotiate in our product detailing contracts payments that are specifically attributable to recruiting, hiring or training services could adversely impact our operating results for periods in which the costs associated with the product detailing services are incurred.

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

      Corporate overhead

      Selling, general and administrative expenses include compensation and general corporate overhead. Compensation expense consists primarily of salaries, bonuses, training and related benefits for senior management and other administrative, marketing, finance, information technology and human resources personnel who are not directly involved with executing a particular program. Other selling, general and administrative expenses (SG&A) include corporate overhead such as facilities costs, depreciation and amortization expenses and professional services fees; and with respect to product that we distribute, other SG&A also includes product detailing, marketing and promotional expenses.

Consolidated results of operations

     The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future operating results.

                                                             Years Ended December 31,
                                                  ----------------------------------------------
Operating data                                     2001      2000      1999      1998      1997
                                                  ------    ------    ------    ------    ------
Revenue
   Service, net                                     40.4%     75.8%    100.0%    100.0%    100.0%
   Product, net                                     59.6      24.2        --        --        --
                                                  ------    ------    ------    ------    ------
     Total revenue, net                            100.0     100.0     100.0     100.0     100.0
                                                  ------    ------    ------    ------    ------
Cost of goods and services
   Program expenses                                 33.3      56.5      74.4      73.6      74.2
   Cost of goods sold                               47.2      16.5        --        --        --
                                                  ------    ------    ------    ------    ------
     Total cost of goods and services               80.5      73.0      74.4      73.6      74.2
                                                  ------    ------    ------    ------    ------

Gross profit                                        19.5      27.0      25.6      26.4      25.8

Compensation expense                                 5.7       7.9      11.2      13.2      16.0
Bonus to majority stockholder                         --        --        --        --       3.0
Stock grant expense                                   --        --        --        --       5.9
Other selling, general and administrative
   expenses                                         12.1       9.3       5.4       5.5       6.3
Acquisition and related expenses                      --        --       0.7        --        --
                                                  ------    ------    ------    ------    ------
Total general, selling and administrative
   expenses                                         17.8      17.2      17.3      18.7      31.2
                                                  ------    ------    ------    ------    ------
Operating income (loss)                              1.7       9.8       8.3       7.7      (5.4)
Other income, net                                    0.3       1.2       2.0       1.9       0.5
                                                  ------    ------    ------    ------    ------
Income (loss) before provision for income
taxes                                                2.0      11.0      10.3       9.6      (4.9)
Provision for income taxes                           1.2       4.5       4.3       1.4       0.2
                                                  ------    ------    ------    ------    ------
Net income (loss)                                    0.8%      6.5%      6.0%      8.2%     (5.1)%
                                                  ======    ======    ======    ======    ======

Pro forma data (unaudited)
Income (loss) before pro forma provision for
   income taxes                                                         10.3%      9.6%     (4.9)%
Pro forma provision for income taxes                                     4.4       3.8        --
                                                                      ------    ------    ------
Pro forma net income (loss)                                              5.9%      5.8%     (4.9)%
                                                                      ======    ======    ======

      Comparison of 2001 and 2000

      Revenue, net. Net revenue for 2001 was $696.6 million, an increase of 67.1% over revenue of $416.9 million for 2000. Net revenue from the contract sales and marketing services segment for the year ended December 31, 2001 was $281.3 million, a decrease of $34.6 million, or 11.0%, compared to net revenue from that segment of $315.9 million for the prior year. This decrease was primarily attributable to the loss of one large CSO contract, and the reduction in size, or non-renewal of several others. These losses were partially offset by moderate gains in new business, generally reflecting slower demand for traditional contract sales services. We gained two large performance based contracts during the year, reflecting increased demand for our LCXT and copromotion services, although both fell short of our 2001 revenue expectations. Net product revenue for the year ended December 31, 2001 was $415.3 million, an increase of $314.3 million, or 311.2%, over net product revenue of $101.0 million for the prior year. All product revenue was attributable to sales of Ceftin, for which we had distribution rights for the entire 2001 year and only the fourth quarter of 2000.

      Cost of goods and services. Cost of goods and services for the year ended December 31, 2001 was $560.8 million, an increase of 84.3% over cost of goods and services of $304.3 million for the year ended December 31, 2000. As a percentage of total net revenue, cost of goods and services increased to 80.5% in 2001 from 73.0% in 2000. This increase as a percentage of revenue was primarily attributable to the reserve for losses on the Ceftin contract that were recorded in the third quarter of 2001 due to the US Court of Appeals decision in August 2001 which allowed for earlier generic competition. This included certain selling, general and administrative expenses which we were obligated to incur under the Ceftin contract termination. Program expenses (i.e., cost of services) for 2001 were $232.2 million, a decrease of 1.4% over program expenses of $235.4 million for 2000. As a percentage of net service revenue, program expenses for 2001 were 82.5%, an increase of 8.0% over program expenses in 2000 of 74.5%, primarily because of lower than expected revenues for the performance based contracts (Novartis and Eli Lilly) that we began in the second quarter; excluding the effect of these contracts, program expenses would have been 67.2% of service revenue. Performance based contracts can achieve a gross profit percentage above our historical averages for CSO programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product falls short of expectations. Cost of goods sold was $328.6 million for the year ended December 31, 2001, an increase of $259.6 million, or 376.3% above cost of goods sold of $69.0 million for the prior year. As a percentage of net product revenue, cost of goods sold for 2001 and 2000 was 79.1% and 68.3%, respectively. The loss on the Ceftin contract includes the costs we were obligated to incur under the termination agreement with GSK. This included certain marketing and selling costs previously treated as selling, general and administrative expenses. Specifically, the associated selling, general and administrative expenses incurred during the fourth quarter of 2001 of $21.0 million and the $12.3 million of selling, general and administrative expenses anticipated for the remainder of the contract termination period, which extends through February 28, 2002, have been classified as cost of goods sold. Excluding the $21.0 million charge and the remaining reserve of $12.3 million, cost of goods sold as a percentage of net product revenue would have been 71.1%. As our previous reports have noted, cost of goods sold and gross margin on sales could fluctuate based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts. During the fourth quarter of 2001, we were adversely affected as our selling price reflected greater discounts than normal and our purchasing discounts were reduced because of our agreement with GSK to forego such discounts in exchange for a release from our contractual minimum inventory purchase requirements for the fourth quarter.

     Compensation expense. Compensation expense for 2001 was $39.3 million compared to $32.8 million for 2000. As a percentage of total net revenue, compensation expense decreased to 5.7% for 2001 from 7.9% for 2000. Compensation expense for the year ended December 31, 2001 attributable to the contract sales and marketing services segment was $33.2 million compared to $31.8 million for the year ended December 31, 2000. As a percentage of net revenue from that segment, compensation expense increased to 11.8% in 2001 from 10.1% in 2000. Compensation expense for the year ended December 31, 2001 attributable to the product segment was $6.1 million compared to $1.0 million for the prior year period. As a percentage of net revenue from the product segment, compensation expense increased to 1.5% in 2001 from 1.0% in 2000. The low compensation expense for this segment contributed greatly to the overall reduction in compensation expense as a percentage of total net revenue.

     Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $83.8 million for the year ended December 31, 2001, an increase of 115.9% over other selling, general and administrative expenses of $38.8 million for 2000. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 12.1% for 2001 from 9.3% for 2000. Other selling, general and administrative expenses attributable to contract sales and marketing services for the year ended December 31, 2001 were $22.7 million, an increase of 34.4% over other selling, general and administrative expenses of $16.9 million attributable to that segment for 2000. As a percentage of net revenue from contract sales and marketing services, other selling, general and administrative expenses for 2001 and 2000 were 8.1% and 5.4%, respectively. This increase was primarily due to facilities expansion resulting in increased rental expense, discretionary expenditures in information technology resulting in increased depreciation expense and other expense categories, most notably professional fees; and the largest increases were marketing expenses related to advertising and promotion associated with our new service offerings. Other selling, general and administrative expenses attributable to the product segment for 2001 were $61.1 million, or 14.6% of net product revenue, an increase of $39.2 million, or 178.7%, over other selling, general and administrative expenses of $21.9 million, or 21.7% of net product revenue, for the year ended December 31, 2001. As discussed previously, approximately $21 million of committed selling expenses were included in the determination of the loss on the Ceftin contract which was recorded through cost of goods sold. If this $21.0 million had been included, total other selling, general and administrative expenses as a percentage of revenue would have been 19.8%. Other selling, general and administrative expenses for the product segment consisted primarily of field selling costs, direct marketing expenses, business insurance and professional fees; all of these costs were fully implemented in 2001, while during the fourth quarter of 2000 the related capabilities were being developed. The seasonality of Ceftin sales also caused other selling, general and administrative expenses to vary as a percentage of revenue.

      Operating income. Operating income for 2001 was $12.7 million, a decrease of $28.2 million, or 68.9%, compared to operating income of $40.9 million for 2000. There was an operating loss for 2001 for the contract sales and marketing services segment of $6.8 million, compared to contract sales and marketing services operating income in 2000 of $31.8 million. The performance based contracts instituted beginning in May 2001 incurred a negative gross profit and a significant operating loss in the third and fourth quarters of 2001, thereby having an adverse effect on the services segment. Operating income for the product segment for 2001 was $19.5 million, or 4.7% of net product revenue, compared to $9.1 million, or 9.0% of net product revenue in 2000.

      Other income, net. Other income, net, for 2001 was $2.3 million, compared to other income, net of $4.9 million for 2000. Interest income of $5.0 million was the primary component of other income, net in 2001, compared to $7.4 million in 2000. The $2.4 million decrease in interest income in 2001 compared to 2000 was the result of lower available average cash balances, as well as decreasing interest rates throughout 2001. The $5.0 million in interest income for 2001 was partially offset by the $1.9 million loss on investment in in2Focus. In 2000, a $2.5 million loss was recorded resulting from our investment in iPhysicianNet.

      Provision for income taxes. The income tax provision for the year ended December 31, 2001 was $8.6 million compared to a $18.7 million tax provision for the year ended December 31, 2000, which consisted of Federal and state corporate income taxes. The effective tax rate for the year ended December 31, 2001 was 57.6%, compared to an effective tax rate of 40.9% for the prior year. During 2001, the increase in the effective tax rate was attributable to several specific transactions or situations that when applied to our lower than normal pretax earnings created a large deviation from our target effective tax rate of 41% to 42%. During 2001, we wrote off our investment in In2Focus in the amount of $1.9 million which will likely be treated as a capital loss for tax purposes, the benefit of which can only be realized via an offset against capital gains. Since we do not anticipate having offsetting capital gains, a valuation allowance was recorded. In addition, certain nondeductible expenses which are routinely incurred had a significantly higher impact on the effective tax rate in 2001, compared to prior years, due to the lower level of pretax profits.

      Net income. Net income for 2001 was $6.4 million, 76.5% lower than net income of $27.0 million in 2000 due to the factors discussed previously.

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

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $38.8 million for the year ended December 31, 2000, an increase of 311.0% over other selling, general and administrative expenses of $9.4 million for 1999. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 9.3% for 2000 from 5.4% for 1999. Other selling, general and administrative expenses attributable to CSO and marketing services for the year ended December 31, 2000 were $16.9 million, an increase of 79.8% over other selling, general and administrative expenses of $9.4 million attributable to those services for 1999. As a percentage of net revenue from CSO and marketing services, other selling, general and administrative expenses were 5.4% for both the years. Other selling, general and administrative expenses attributable to the product segment for 2000 were $21.9 million, or 21.7% of net product revenue, greatly increasing this category's impact on total other selling, general and administrative expenses as a percentage of total net revenue. Other selling, general and administrative expenses for net product revenue consists primarily of field selling costs and professional fees. Professional fee expenses were higher during 2000 than we anticipate they will be in future periods because of expenses incurred for the startup of LCV and the launch of the Ceftin distribution agreement.

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

Liquidity and capital resources

      As of December 31, 2001 we had cash and cash equivalents and short-term investments of approximately $167.4 million and working capital of $113.7 million compared to cash and cash equivalents and short-term investments of approximately $113.9 million and working capital of $120.7 million at December 31, 2000.

      For the year ended December 31, 2001, net cash provided by operating activities was $80.1 million, compared to $19.1 million cash provided by operating activities for the same period in 2000. The main components of cash provided by operating activities were net income from operations of $6.4 million, along with non-cash adjustments for depreciation, amortization, reserves and the write-off of assets and investments of $10.6 million and a positive cash impact of $82.5 million from changes in "Other changes in assets and liabilities." During the fourth quarter of 2001 we agreed with GSK to terminate the Ceftin marketing and distribution agreement as of February 28, 2002, thus the decline in inventory and the reduction in accounts receivable were associated with the winding down of Ceftin activities. This was partially offset by a non-cash adjustment for deferred income taxes of $19.4 million. The balances in "Other changes in assets and liabilities" may fluctuate depending on a number of factors, including seasonality of product sales, the number and size of programs, contract terms and other timing issues; these fluctuations may vary in size and direction each reporting period.

      Inventory decreased by $35.9 million in 2001. All inventory is associated with our Ceftin distribution agreement with GSK. Accrued rebates and discounts increased by $44.0 million in 2001. This entire amount is associated with the chargebacks, rebates and discounts owed to wholesalers, managed care organizations and state medicaid organizations in connection with sales of Ceftin.

      When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of December 31, 2001, we had $10.9 million of unearned contract revenue and $6.9 million of unbilled costs and accrued profits. Substantially all deferred and unbilled costs and accrued profits are earned or billed, as the case may be, within 12 months of the end of the respective period.

      For the year ended December 31, 2001, net cash used in investing activities was $31.1 million including $15.6 million for purchases of property and equipment, $1.1 million invested in In2Focus, $11.9 million paid for the acquisition of InServe and $2.5 million of short-term investments. Capital expenditures were funded out of cash generated from operations.

      For the year ended December 31, 2001, net cash provided by financing activities was $2.0 million. This increase in cash is due to the net proceeds received from the employee stock purchase plan implemented in June 2001 of $1.4 million, $709,000 in proceeds received from the exercise of common stock options by employees, partially offset by net cash paid for treasury stock of $110,000.

      Capital expenditures during the periods ended December 31, 2001, 2000, and 1999, were $15.6 million, $7.9 million and $1.4 million, respectively, and were funded out of cash generated from operations.

      We have a credit agreement dated as of March 30, 2001 with a syndicate of banks, for which PNC Bank, National Association is acting as Administrative and Syndication Agent, that provides for both a three-year, $30 million unsecured revolving credit facility and a one-year, renewable, $30 million unsecured revolving credit facility. Borrowings under the agreement bear interest equal to either an average London interbank offered rate (LIBOR) plus a margin ranging from 1.5% to 2.25%, depending on our ratio of funded debt to earnings before interest, taxes depreciation and amortization (EBITDA); or the greater of prime or the federal funds rate plus a margin ranging from zero to 0.25%, depending on our ratio of funded debt to EBITDA. We are required to pay a commitment fee quarterly in arrears for each of the long-term and short-term credit facilities. These fees range from 0.175% to 0.325% for the long-term credit facility and from 0.25% to 0.40% for the short-term credit facility, depending on our ratio of funded debt to EBITDA. The credit agreement contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a specified consolidated minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum consolidated net worth and a capital expenditure limitation (as defined in the agreement). At December 31, 2001 we were in compliance with these covenants, except for the minimum fixed charge coverage ratio. Since the inception of these credit facilities there have been no draw downs and there was no outstanding balance as of December 31, 2001. The credit facilities were structured to accommodate our needs to fulfill the Ceftin agreement. In light of the Ceftin agreement termination, we anticipate that these credit facilities will be restructured to align better with our emerging business needs. Until the restructuring of the credit facility is completed we will not have access to funds under these credit facilities.

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

      The following table sets forth quarterly operating results for the eight quarters ended December 31, 2001:

                                                                                 Quarter Ended
                                            ----------------------------------------------------------------------------------------
                                             Mar 31,    Jun 30,    Sep 30,     Dec 31,     Mar 31,    Jun 30,    Sep 30,   Dec 31,
                                              2001       2001       2001        2001        2000       2000       2000       2000
                                            ---------  ---------  ---------   ---------   ---------  ---------  ---------  ---------
                                                                                 (in thousands)
Revenue
   Service, net ..........................  $  78,087  $  64,789  $  71,129   $  67,264   $  71,289  $  75,789  $  84,367  $  84,422
   Product, net ..........................     94,978     79,155     44,544     196,637          --         --         --    101,008
                                            ---------  ---------  ---------   ---------   ---------  ---------  ---------  ---------
     Total revenue, net ..................    173,065    143,944    115,673     263,901      71,289     75,789     84,367    185,430
                                            ---------  ---------  ---------   ---------   ---------  ---------  ---------  ---------
Cost of goods and services
   Program expenses ......................     55,395     53,321     59,529      63,926      50,120     58,108     63,233     63,894
   Cost of goods sold ....................     64,215     51,523     51,823     161,068          --         --         --     68,997
                                            ---------  ---------  ---------   ---------   ---------  ---------  ---------  ---------
     Total cost of goods and services ....    119,610    104,844    111,352     224,994      50,120     58,108     63,233    132,891
                                            ---------  ---------  ---------   ---------   ---------  ---------  ---------  ---------

Gross profit .............................     53,455     39,100      4,321      38,907      21,169     17,681     21,134     52,539
Compensation expense .....................     11,015      9,162      9,282       9,804       8,394      6,793      7,846      9,787
Other selling, general and
    administrative expenses ..............     25,728     23,546     24,560       9,981       4,006      2,973      5,863     25,985
                                            ---------  ---------  ---------   ---------   ---------  ---------  ---------  ---------
Total selling, general and
    administrative expenses ..............     36,743     32,708     33,842      19,785      12,400      9,766     13,709     35,772
                                            ---------  ---------  ---------   ---------   ---------  ---------  ---------  ---------
Operating income (loss) ..................     16,712      6,392    (29,521)     19,122       8,769      7,915      7,425     16,767
Other income (expense), net ..............      1,870      1,537        999      (2,132)        684        255      1,984      1,941
                                            ---------  ---------  ---------   ---------   ---------  ---------  ---------  ---------
Income (loss) before provision for taxes .     18,582      7,929    (28,522)     16,990       9,453      8,170      9,409     18,708
Provision (benefit) for income taxes .....      7,653      3,527    (11,266)      8,711       3,839      3,332      3,701      7,840
                                            ---------  ---------  ---------   ---------   ---------  ---------  ---------  ---------
Net income (loss) ........................  $  10,929  $   4,402  $ (17,256)  $   8,279   $   5,614  $   4,838  $   5,708  $  10,868
                                            =========  =========  =========   =========   =========  =========  =========  =========

Basic net income (loss) per share ........  $    0.79  $    0.32  $   (1.24)  $    0.59   $    0.43  $    0.36  $    0.42  $    0.79
                                            =========  =========  =========   =========   =========  =========  =========  =========
Diluted net income (loss) per share ......  $    0.77  $    0.31  $   (1.24)  $    0.59   $    0.43  $    0.35  $    0.41  $    0.77
                                            =========  =========  =========   =========   =========  =========  =========  =========

Weighted average number of shares:
    Basic ................................     13,843     13,856     13,876      13,968      13,005     13,592     13,647     13,768
                                            =========  =========  =========   =========   =========  =========  =========  =========
    Diluted ..............................     14,133     14,246     13,876      14,010      13,183     13,744     13,961     14,174
                                            =========  =========  =========   =========   =========  =========  =========  =========

Critical accounting policies

      Our consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. All professional accounting standards that were effective as of December 31, 2001 have been taken into consideration in preparing our consolidated financial statements. We have chosen to highlight certain policies that we consider critical to the operation of our business and an understanding of our consolidated financial statements.

      Contract sales and marketing services revenue is earned primarily by performing product detailing programs and other marketing and promotional services under contracts. Revenue is recognized as the services are performed and the right to receive payment for the services is assured. Revenue is recognized net of any potential penalties until the performance criteria eliminating the penalties have been achieved. Bonus and other performance incentives as well as termination payments are recognized as revenue in the period earned and when payment of the bonus, incentive or other payment is assured. Under performance based contracts, revenue is recognized when the performance based parameters are attained. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. Product revenue is recognized when products are shipped and title to products is transferred to the customer. Provision is made at the time of sale for all discounts and estimated sales allowances. We prepare our estimates for sales returns and allowances, discounts and rebates based primarily on historical experience updated for changes in facts and circumstances, as appropriate.

      We have certain non cancelable contractual obligations accounted for as operating leases. We lease facilities, automobiles and certain equipment under agreements classified as operating leases which expire at various dates through 2006.

      As of December 31, 2001, the aggregate minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

                                 (in thousands)

 2002............................................................   $  3,281
 2003............................................................      3,296
 2004............................................................      2,746
 2005............................................................      1,120
 2006............................................................        126
                                                                     -------

 Total...........................................................    $11,161
                                                                     =======

      Furthermore, we have an agreement with Eli Lilly to copromote Evista in the U.S. through December 2003. Under the terms of the agreement, we provide a significant number of sales representatives to co-promote Evista to U.S. physicians and only record revenue to the extent we exceed certain contractual baselines.

      Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from a performance of the contractual arrangement.

      Our consolidated balance sheets reflect various financial instruments including cash and cash equivalents and investments. We do not engage in trading activities or off-balance sheet financial instruments. As a matter of policy, excess cash and deposits are held by major banks or in high quality short-term liquid instruments. We have investments, mainly in equity instruments, that are carried at fair market value. We do not use derivative instruments such as swaps or forward contracts.

      We apply an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized.

Effect of new accounting pronouncements

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. We applied the provisions of SFAS 141 to our acquisition of InServe which occurred in September 2001.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

      We are currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. We are required to adopt these statements effective January 1, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and executive officers

      The following table sets forth the names, ages and positions of our directors, executive officers and key employees:

Name                                           Age   Position
----                                           ---   --------
John P. Dugan...............................   66    Chairman of the board of directors and director of strategic planning
Charles T. Saldarini........................   38    Chief executive officer and vice chairman of the board of directors
Steven K. Budd..............................   45    President and chief operating officer
Bernard C. Boyle............................   57    Chief financial officer, executive vice president, secretary and treasurer
Stephen Cotugno.............................   42    Executive vice president--corporate development and investor relations
Robert R. Higgins...........................   59    Executive vice president--contract sales and medical education solutions
Christopher Tama............................   43    Executive vice president--copromotion and lifecycle extension solutions
Len Mormando................................   62    Executive vice president--corporate operations and support
John M. Pietruski (1)(2)....................   68    Director
Jan Martens Vecsi (2).......................   58    Director
Gerald J. Mossinghoff (1)...................   66    Director
John C. Federspiel (1)(2)...................   48    Director

------------------------
(1)   Member of audit committee.
(2)   Member of compensation committee.

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

      Charles T. Saldarini is our vice chairman and chief executive officer. Joining PDI in 1987, Mr. Saldarini has held positions of ever-increasing responsibility, becoming president of PDI in January 1995 and chief executive officer in November 1997, leading to his present role in June 2000. In his 14 years at PDI, his contributions have spanned the full range of our development. He is responsible for making PDI the largest contract sales organization in the U.S. Mr. Saldarini is a frequent speaker on industry topics and an author, with numerous industry publications to his credit. Prior to working at PDI, Mr. Saldarini worked at Merrill Dow Pharmaceuticals. He received a B.A. in political science from Syracuse University in 1985.

      Steven K. Budd has served as our president and chief operating officer since June 2000. Mr. Budd oversees the management of PDI's operating units and key internal support functions. He also contributes to the development of PDI's strategic plans and serves on our executive leadership team. Mr. Budd joined us in April 1996 as vice president, account group sales. He became executive vice president in July 1997, chief operating officer in January 1998, and our president in June 2000. From January 1994 through April 1995, Mr. Budd was employed by Innovex, Inc., as director of new business development. From 1989 through December 1993, he was employed by Professional Detailing Network (now known as Nelson Professional Sales, a division of Nelson Communications, Inc.), as vice president with responsibility for building sales teams and developing marketing strategies. Mr. Budd received a B.A. in history and education from Susquehanna University in 1978.

      Bernard C. Boyle has served as our chief financial officer and executive vice president since March 1997. In 1990, Mr. Boyle founded BCB Awareness, Inc., a firm that provided management advisory services, and served as its president until March 1997. During that period he was also a partner in Boyle & Palazzolo, Partners, an accounting firm. From 1982 through 1990 he served as controller and then chief financial officer and treasurer of

William Douglas McAdams, Inc., an advertising agency. From 1966 through 1971, Mr. Boyle was employed by the national accounting firm then known as Coopers & Lybrand L.L.P. as supervisor/senior audit staff. Mr. Boyle received a B.B.A. in accounting from Manhattan College in 1965 and an M.B.A. in corporate finance from New York University in 1972.

      Stephen P. Cotugno became our executive vice president-corporate development and investor relations in January 2000. He joined us as a consultant in 1997 and in January 1998 he was hired full time as vice president-corporate development. Prior to joining us, Mr. Cotugno was an independent financial consultant. He received a B.A. in finance and economics from Fordham University in 1981.

      Robert R. Higgins became our executive vice president-contract sales and medical education solutions in January 2002. Prior to that, Mr. Higgins served as executive vice president-client programs. He joined us in a field management capacity in August 1996 and became vice president in 1997. Mr. Higgins has over 30 years experience in the pharmaceutical industry. From 1965 to 1995, Mr. Higgins was employed by Burroughs Wellcome Co., where he was responsible for building and managing sales teams and developing and implementing marketing strategies. After he left Burroughs Wellcome and before he joined us, Mr. Higgins was self-employed. Mr. Higgins received a B.S. in biology from Kansas State University in 1964, and an M.B.A. from North Texas State University in 1971.

      Leonard Mormando became our executive vice president-corporate operations and support for PDI in September 2000. Mr. Mormando joined us in 1997 as the executive director of training and development. In 1998, he was promoted to vice president training and development & recruiting and hiring. Prior to joining PDI, Mr. Mormando spent 32 years at Ciba Geigy Pharmaceuticals, including ten years as director of U.S. training where he was responsible for training over 5,000 sales representatives. Mr. Mormando is a member of the National Society of Professional Sales Trainers since 1982.

      Christopher Tama joined us as executive vice president-copromotion and lifecycle extension solutions in January 2000. Mr. Tama has responsibility for PDI's at risk programs involving integrated sales and marketing solutions. Prior to joining us, Mr. Tama spent 19 years with Pharmacia & Upjohn, Searle and Novartis where he held various marketing and sales positions. Before joining us, Mr. Tama was with Pharmacia & Upjohn for 13 years. Most recently he was vice president-marketing for Novartis' central nervous system therapeutic area. His marketing and sales experience range many different therapeutic areas, both in primary care and specialty markets. He received a B.A. in economics from Villanova University in 1981.

      Gerald J. Mossinghoff became a director in May 1998. Mr. Mossinghoff is a former Assistant Secretary of Commerce and Commissioner of Patents and Trademarks of the Department of Commerce (1981 to 1985) and served as President of Pharmaceutical Research and Manufacturers of America from 1985 to 1996. Since 1997 he has been senior counsel to the law firm of Oblon, Spivak, McClelland, Maier and Newstadt of Arlington, Virginia. Mr. Mossinghoff has been a visiting professor of Intellectual Property Law at the George Washington University Law School since 1997 and Adjunct Professor of Law at George Mason University School of Law since 1997. Mr. Mossinghoff served as U.S. Ambassador to the Diplomatic Conference on the Revision of the Paris Convention from 1982 to 1985 and as Chairman of the General Assembly of the United Nations World Intellectual Property Organization from 1983 to 1985. He is also a former Deputy General Counsel of the National Aeronautics and Space Administration (1976 to 1981). Mr. Mossinghoff received an electrical engineering degree from St. Louis University in 1957 and a juris doctor degree with honors from the George Washington University Law School in 1961. He is a member of the Order of the Coif and is a Fellow in the National Academy of Public Administration. He is the recipient of many honors, including NASA's Distinguished Service Medal and the Secretary of Commerce Award for Distinguished Public Service.

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

      John C. Federspiel became a director in October 2001. Mr. Federspiel is president of Hudson Valley Hospital Center, a 120-bed, short-term, acute care, not-for-profit hospital in Westchester County, New York. Prior to joining Hudson Valley Hospital in 1987, Mr. Federspiel spent an additional 10 years in health administration, during which he held a variety of executive leadership positions. Mr. Federspiel is an appointed Member of the State Hospital Review and Planning Council, and has served as chairman of the Northern Metropolitan Hospital Association, as well as other affiliations. Mr. Federspiel received a B.S. degree from Ohio State University in 1975 and a M.B.A. from Temple University in 1977.

      Our board of directors is divided into three classes. Each year the stockholders elect the members of one of the three classes to a three-year term of office. Messrs. Dugan and Mossinghoff serve in the class whose term expires in 2001; Ms. Vecsi and Mr. Federspiel serve in the class whose term expires in 2002, and Messrs. Saldarini and Pietruski serve in the class whose term expires in 2003.

      Our board of directors has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies.

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION

      Summary compensation. The following table sets forth certain information concerning compensation paid for services in all capacities awarded to, earned by or paid to our chief executive officer and the other four most highly compensated executive officers during 2001, 2000 and 1999 whose aggregate compensation exceeded $100,000.

                                          Annual compensation                 Long-term compensation
                                 --------------------------------------     --------------------------
                                                                                              Shares
                                                                                               of
                                                                                              common
                                                              Other         Restricted        stock
                                                              annual        stock           underlying     All other
Name and Principal Position      Salary        Bonus       compensation     awards(1)        options      compensation
---------------------------      ------        -----       ------------     ----------      ----------    ------------
Charles T. Saldarini
Vice chairman and chief
executive officer
    2001................       $ 336,864    $ 179,212       $  6,264         $    --         34,066        $ 5,250
    2000................         294,594      506,731          8,713              --             --          6,203
    1999................         283,254      450,000          5,657              --             --          2,145

Steven K. Budd
President and chief
operating officer
    2001................         262,500      103,819          2,537          44,494         23,338          4,200
    2000................         225,000      243,003          2,891         104,144             --          4,744
    1999................         182,053      216,409          2,229          83,591         25,000          3,524

Bernard C. Boyle
Chief financial officer,
executive vice president,
secretary and treasurer
    2001................         232,292       93,863          4,455          40,227         19,900          4,646
    2000................         187,500      207,211          4,706          88,805             --          4,010
    1999................         167,975      180,180          3,350          77,220         20,000          3,256

Robert R. Higgins
Executive vice president
    2001................         172,917       68,873          3,435          29,517         10,952          3,458
    2000................         141,667      114,042          3,456          48,875             --          3,000
    1999................         125,567       73,238          1,977          31,387         15,000          2,396

Christopher Tama(2)
Executive vice president
    2001................         189,583       75,561          2,649          32,383         20,168          2,917
    2000................         167,708      210,000          1,828          90,000          5,000             --
    1999................              --           --             --              --             --             --

----------
(1) For the years ended December 31, 2001, 2000 and 1999, a portion of the named executive officers' annual bonus was paid in restricted stock. The number of shares were calculated by dividing the portion of bonus expense attributable to restricted stock by a trailing 20-day average stock price on December 31, 2001, 2000 and 1999, which was $20.47, $99.42 and $27.25, respectively. The fair market value of the shares owned by the named executive officers on December 31, 2001, based upon the closing price of our common stock of $22.32 on that date, was as follows: Mr. Budd -- $140,348 (6,288 shares); Mr. Boyle -- $127,023 (5,691 shares); Mr. Higgins
      -- $68,835 (3,084 shares); and Mr. Tama -- $55,510 (2,487 shares).
(2)   Mr. Tama joined us as executive vice president in January 2000.

      Option grants. The following table sets forth certain information regarding options granted by us in 2001 to each of the executives named in the Summary Compensation Table.

                                                           Option Grants in Last Fiscal Year
                                      ---------------------------------------------------------------------------------
                                                          Individual Grants                       Potential Realizable
                                      -------------------------------------------------------       Value at Assumed
                                       Number of      Percent of                                  Annual Rates of Stock
                                        Shares      Total Options                                   Price Appreciation
                                      Underlying      Granted          Exercise                     for Option Term (1)
                                        Options     to Employees         Price     Expiration     ---------------------
               Name                    Granted     in Fiscal Year      ($/share)      Date            5%         10%
---------------------------------     ----------   --------------      ---------   ----------     ---------   ---------
Charles T. Saldarini.............      34,066           6.2%             $59.50      2/14/11     $1,274,724  $3,230,400
Steven K. Budd...................      23,338           4.3%              59.50      2/14/11        873,290   2,213,088
Bernard C. Boyle.................      19,900           3.6%              59.50      2/14/11        744,643   1,887,071
Robert R. Higgins................      10,952           2.0%              59.50      2/14/11        409,815   1,038,553
Christopher Tama.................      20,168           3.7%              59.50      2/14/11        754,671   1,912,485

----------
(1) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the options. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any appreciation in the price of the common stock from the date of grant to the date of this Form 10-K.

      Option exercises and year-end option values. The following table provides information with respect to options exercised by the Named Executive Officers during 2001 and the number and value of unexercised options held by the Named Executive Officers as of December 31, 2001.

    Aggregated Option Exercise in Last Fiscal Year and Year-End Option Values

                                                                   Number of Shares Underlying      Value of Unexercised In-the-
                                                                  Unexercised Options at Fiscal         Money Options At Fiscal
                                                                           Year-End                         Year-End (2)
                                                                 -------------------------------   -----------------------------
                           Shares Acquired
Name                       on Exercise (#)  Value Realized (1)   Exercisable       Unexercisable   Exercisable     Unexercisable
                           ---------------  ------------------   -----------       -------------   -----------     -------------
Charles T. Saldarini             --                --                   --             34,066             --             --
Steven K. Budd                   --                --               16,667             31,671             --             --
Bernard C. Boyle                 --                --               13,333             26,567             --             --
Robert R. Higgins                --                --                7,500             15,952        $15,800             --
Christopher Tama                 --                --                1,667             23,501             --             --

----------
(1) For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the stock price at date of exercise.

(2) For the purposes of this calculation, value is based upon the difference between the exercise price of the exercisable and unexercisable options and the stock price at December 31, 2001 of $22.32 per share.

Employment contracts

      In January 1998, we entered into an agreement with John P. Dugan providing for his appointment as chairman of the board and director of strategic planning. The agreement provides for an annual salary of $125,000.

      In November 2001, we entered into an employment agreement with Charles T. Saldarini providing for his employment as our chief executive officer and vice chairman of the board for a term expiring on October 31, 2005 subject to automatic one-year renewals unless either party gives written notice one-year prior to the end of the then current term of the agreement. The agreement provides for an annual base salary of $350,000 and for participation in all executive benefit plans. The agreement also provides that Mr. Saldarini will be entitled to bonus and incentive compensation awards as determined by the compensation committee. Further, the agreement provides, among other things, that, if Mr. Saldarini's employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined), we will pay him an amount equal to three times the sum of his then current base salary plus the average incentive compensation paid to him during the three years immediately preceding the termination date.

      In November 2001, we entered into an amended and restated employment agreement with Steven K. Budd providing for his employment as our president and chief operating officer for a term expiring on April 30, 2005 subject to automatic one-year renewals unless either party gives written notice one-year prior to the end of the then current term of the agreement. The agreement provides for an annual base salary of $275,000 and for participation in all executive benefit plans. The agreement also provides that Mr. Budd will be entitled to bonus and incentive compensation awards as determined by the compensation committee. Further, the agreement provides, among other things, that, if Mr. Budd's employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined), we will pay him an amount equal to three times the sum of his then current base salary plus the average incentive compensation paid to him during the three years immediately preceding the termination date.

      In November 2001, we entered into an amended and restated employment agreement with Bernard C. Boyle providing for his employment as our executive vice president and chief financial officer for a term expiring on April 30, 2004 subject to automatic one-year renewals unless either party gives written notice one-year prior to the end of the then current term of the agreement. The agreement provides for an annual base salary of $250,000 and for participation in all executive benefit plans. The agreement also provides that Mr. Boyle will be entitled to bonus and incentive compensation awards as determined by the compensation committee. Further, the agreement provides, among other things, that, if Mr. Boyle's employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined), we will pay him an amount equal to three times the sum of his then current base salary plus the average incentive compensation paid to him during the three years immediately preceding the termination date.

      In November 2001, we entered into an amended and restated employment agreement with Stephen Cotugno providing for his employment as our executive vice president - corporate development and investor relations for a term expiring on November 30, 2004 subject to automatic one-year renewals unless either party gives written notice one-year prior to the end of the then current term of the agreement. The agreement provides for an annual base salary of $175,000 and for participation in all executive benefit plans. The agreement also provides that Mr. Cotugno will be entitled to bonus and incentive compensation awards as determined by the compensation committee. Further, the agreement provides, among other things, that, if Mr. Cotugno's employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined), we will pay him an amount equal to three times the sum of his then current base salary plus the average incentive compensation paid to him during the three years immediately preceding the termination date.

      In January 2000, we entered into an employment agreement with Mr. Tama providing for his employment as executive vice president - copromotion and lifecycle extension solutions. Mr. Tama's agreement terminates on December 31, 2002. The agreement is subject to automatic one-year renewals unless either party gives written notice 180 days prior to the end of the then current term of the agreement. The agreement provides for an annual base salary of $175,000 and for Mr. Tama's participation in all executive benefit plans. The agreement also provides that Mr. Tama is entitled to bonus and incentive compensation awards as determined by the compensation committee. The agreement also provides, among other things, that, if we terminate the employee's employment without cause (as defined) or the employee terminates his employment for good reason (as defined), we will pay the employee an amount equal to the salary which would have been payable over the unexpired term of the employment agreement.

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

Stock compensation plans

      2000 Omnibus Incentive Compensation Plan

      On May 5, 2000 our board of directors approved our 2000 Omnibus Incentive Compensation Plan. The purpose of the Omnibus Plan is to provide a flexible framework that will permit the board to develop and implement a variety of stock-based incentive compensation programs based on our changing needs, our competitive market and the regulatory climate. The maximum number of shares as to which awards or options may at any time be granted under the Omnibus Plan is 1.5 million shares of our common stock. The Omnibus Plan is administered by the compensation committee of the board, which is responsible for developing and implementing specific stock-based plans that are consistent with the intent and specific terms of the framework created by the Omnibus Plan. Eligible participants under the Omnibus Plan include our officers and other employees, members of our board, and outside consultants. The right to grant awards under the Omnibus Plan will terminate upon the expiration of 10 years after the date the Omnibus Plan was adopted. No participant may be granted more than 100,000 shares of company stock from all awards under the Omnibus Plan.

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

      At December 31, 2001, options for an aggregate of 1,125,313 shares were outstanding under our stock option plans, including 34,066 granted to Charles T. Saldarini, our chief executive officer and vice chairman, 48,338 granted to Steven K. Budd, our president and chief operating officer, 39,900 granted to Bernard C. Boyle, our chief financial officer, 23,452 granted to Robert R. Higgins, our executive vice president of client programs, 25,168 granted to Christopher Tama, our executive vice president LifeCycle Ventures. The outstanding options also include 26,250 granted to each of Gerald J. Mossinghoff, John M. Pietruski and Jan Martens Vecsi, and 10,000 to John C. Federspiel, our outside directors. In addition, as of December 31, 2001, options to purchase 327,367 shares of common stock had been exercised.

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

401(k) plan

      We maintain one 401(k) retirement plan (the "PDI plan") intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code. These 401(k) plan is a defined contribution plan. Under this plan, we committed to make mandatory cash contributions to the 401(k) plan to match employee contributions up to a maximum of 2% of each participating employee's annual base wages. In addition we can make discretionary contributions to this plan. There is no option for employees to invest any of their 401k funds in our Common Stock. Our contribution to the 401(k) plan for 2001 was approximately $1.6 million. In our other 401(k) plan, we committed to match 100% of the first $1,250 contributed by each employee, 75% of the next $1,250, 50% of the next $1,250 and 25% of the next $1,250 contributed. On January 1, 2001, this plan was merged into the PDI plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2002 by:

      o each person known to us to be the beneficial owner of more than 5% of our outstanding shares;
      o     each of our directors;
      o each executive officer named in the Summary Compensation Table above;
      o     all of our directors and executive officers as a group.

      Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder. The address for each of Messrs. Dugan and Saldarini is c/o PDI, Inc., 10 Mountainview Road, Upper Saddle River, New Jersey 07458.

                                                                  Number of Shares                Percentage of Shares
     Name of Beneficial Owner                                   Beneficially Owned(1)              Beneficially Owned
     ------------------------                                   ---------------------             --------------------
     Executive officers and directors:
     John P. Dugan.............................................        4,909,878                          35.0%
     Charles T. Saldarini......................................          811,355 (2)                       5.8%
     Steven K. Budd............................................           31,736 (3)                        *
     Bernard C. Boyle..........................................           25,659 (4)                        *
     Robert R. Higgins.........................................           14,237 (5)                        *
     Christopher Tama..........................................           12,543 (6)                        *
     John M. Pietruski.........................................           20,750 (7)                        *
     Jan Martens Vecsi.........................................           18,750 (8)                        *
     Gerald J. Mossinghoff.....................................           18,750 (8)                        *
     John C. Federspiel........................................            3,333 (8)                        *
     All executive officers and directors as a group
      (12 persons).............................................        5,894,729 (9)                      42.0%

     5% stockholders:
     Mellon Financial Corporation(10)..........................        1,714,932                          12.2%
      One Mellon Center
      Pittsburgh, PA 15258
     Brown Capital Management, Inc.(10)........................        1,237,675                           8.8%
      1201 N. Calvert Street
       Baltimore, MD  21202
     Franklin Resources, Inc.(10)..............................          893,975                           6.4%
      One Franklin Parkway
      San Mateo, CA  94403-1906
     Pilgrim Baxter & Associates(10)...........................          884,900                           6.3%
      1400 Liberty Ridge Drive
       Wayne, PA  19087-5593

----------

*     Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 11,355 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(3) Includes 24,446 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(4) Includes 19,967 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(5) Includes 11,151 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(6) Includes 10,056 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(7) Includes 18,750 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(8) Represents shares issuable pursuant to options exercisable within 60 days of the date of this report.
(9) Includes 157,589 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(10) This information was derived from the Schedule 13g filed by the reporting person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with our efforts to recruit sales representatives, we place advertisements in various print publications. These ads are placed on our behalf through Boomer & Son, Inc., which receives commissions from the publications. Prior to 1998, B&S was wholly-owned by John P. Dugan, our chairman of the board. At the end of 1997 Mr. Dugan transferred his interest in B&S to his son, Thomas Dugan, and daughter-in-law, Kathleen Dugan. John P. Dugan is not actively involved in B&S; however, his son, Thomas Dugan, is active in B&S. For the year ended December 31, 2001 we purchased approximately $1.1 million of advertising through B&S and B&S received commissions of approximately $126,000. All ads were placed at the stated rates set by the publications in which they appeared. In addition, we believe that the amounts paid to B&S were no less favorable than would be available in an arms-length negotiated transaction with an unaffiliated entity.

      Peter Dugan, the son of John P. Dugan, our chairman of the board, is employed by us as vice president - corporate marketing/communications. In 2001, compensation paid or accrued to Peter Dugan was $155,028.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            The following documents are filed as part of this report:

      (a) (1) Financial Statements - See Index to Financial Statements on page F-1 of this report.

      (a) (2) Financial Statement Schedules

            Schedule II: Valuation and Qualifying Accounts

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included elsewhere in the financial statements or notes thereto.

     (a) (3)   Exhibits

      Exhibit
        No.                    Description
        ---                    -----------

        3.1.        Certificate of Incorporation of PDI, Inc.(1)

        3.2.        By-Laws of PDI, Inc.(1)

        3.3.        Certificate of Amendment of Certificate of Incorporation
                      of PDI, Inc.*

        4.1.        Specimen Certificate Representing the Common Stock(1)

        10.1.       Form of 1998 Stock Option Plan(1)

        10.2        Form of 2000 Omnibus Incentive Compensation Plan(2)

        10.3.       Office Lease for Upper Saddle River, NJ corporate
                      headquarters(1)

        10.4.       Form of Employment Agreement between the Company and
                      Charles T. Saldarini*

        10.5.       Agreement between the Company and John P. Dugan(1)

        10.6.       Form of Amended and Restated Employment Agreement
                      between the Company and Steven K. Budd*

        10.7.       Form of Amended and Restated Employment Agreement
                      between the Company and Bernard C. Boyle*

        10.8.       Form of Employment Agreement between the Company and
                      Christopher Tama(4)

        10.9.       Form of Amended and Restated Employment Agreement
                      between the Company and Stephen Cotugno*

        10.10       Form of Loan Agreements between the Company and Steven
                      Budd (3)

        10.11       Form of Revolving Credit Facility between PDI, Inc. and
                      PNC Bank, National Association, as Administrative and Syndication Agent and The Bank of New York, as Documentation Agent*

        21.1.       Subsidiaries of the Registrant*

        23.1.       Consent of PricewaterhouseCoopers LLP*

----------
*     Filed herewith
(1) Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), and incorporated herein by reference.

(2) Filed as an Exhibit to our definitive proxy statement dated May 10 2000, and incorporated herein by reference.
(3) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(4) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(b)   Reports on Form 8-K

During the three months ended December 31, 2001, the Company filed the following reports on Form 8-K:

              Date           Item                              Description
      ------------------  ----------   ----------------------------------------------------------------
      October 2, 2001          5       Press Release: PDI Partners with Eli Lilly to Copromote Evista(R)
      November 12, 2001        5       Press Release: PDI Reports 3rd Quarter Financial Results
      December 6, 2001         5       Press Release: PDI and GSK agree to mutual termination of
                                         Ceftin(R) agreement - effective February 28, 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2002.

                                           PDI, INC.


                                           /s/ Charles T. Saldarini
                                           ---------------------------------
                                           Charles T. Saldarini,
                                           Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities indicated and on the 12th day of March, 2002.

           Signature                            Title
           ---------                            -----

/s/ John P. Dugan                      Chairman of the Board of Directors
-----------------------------
   John P. Dugan

                                       Vice Chairman of the Board of Directors
/s/ Charles T. Saldarini               and Chief Executive Officer
-----------------------------
   Charles T. Saldarini

/s/ Steven K. Budd                     President and Chief Operating Officer
-----------------------------
   Steven K. Budd

                                       Chief Financial Officer (principal
/s/ Bernard C. Boyle                   accounting and financial officer)
-----------------------------
   Bernard C. Boyle

/s/ Gerald J. Mossinghoff              Director
-----------------------------
   Gerald J. Mossinghoff

/s/ John M. Pietruski                  Director
-----------------------------
   John M. Pietruski

/s/ Jan Martens Vecsi                  Director
-----------------------------
   Jan Martens Vecsi

/s/ John C. Federspiel                 Director
-----------------------------
   John C. Federspiel

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES

                                                                           Page
                                                                           ----
PDI, INC.

     Report of Independent Accountants                                     F-2

     Consolidated Balance Sheets                                           F-3

     Consolidated Statements of Operations                                 F-4

     Consolidated Statements of Cash Flows                                 F-5

     Consolidated Statements of Stockholders' Equity                       F-6

     Notes to Consolidated Financial Statements                            F-7

     Schedule II.  Valuation and Qualifying Accounts                       F-23

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of PDI, Inc.

In our opinion, based upon our audits, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and 14(a)(2) on page 44, present fairly, in all material respects, the financial position of PDI, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) and 14(a)(2) on page 44, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 15, 2002

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                               ----------------------
                                                                                  2001         2000
                                                                               ---------    ---------
                           ASSETS                                                   (in thousands)
Current assets:
   Cash and cash equivalents ...............................................   $ 160,043    $ 109,000
   Short-term investments ..................................................       7,387        4,907
   Inventory, net ..........................................................         442       36,385
   Accounts receivable, net of allowance for doubtful accounts of
     $3,692 and $250 as of December 31, 2001 and 2000, respectively ........      52,640       84,529
   Unbilled costs and accrued profits on contracts in progress .............       6,898        2,953
   Deferred training .......................................................       5,569        4,930
   Other current assets ....................................................       8,101        4,541
   Deferred tax asset ......................................................      24,041        4,758
                                                                               ---------    ---------
Total current assets .......................................................     265,121      252,003
Net property, plant & equipment ............................................      21,044        9,965
Other long-term assets .....................................................      16,506        8,257
                                                                               ---------    ---------
Total assets ...............................................................   $ 302,671    $ 270,225

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   9,493    $  31,328
   Accrued rebates, sales discounts and returns ............................      68,403       24,368
   Accrued contract losses .................................................      12,256           --
   Accrued incentives ......................................................      22,213       19,824
   Accrued salaries and wages ..............................................       7,167        6,568
   Unearned contract revenue ...............................................      10,878       23,813
   Other accrued expenses ..................................................      21,026       25,382
                                                                               ---------    ---------
Total current liabilities ..................................................     151,436      131,283
                                                                               ---------    ---------
Long-term liabilities:
   Deferred compensation ...................................................          --          169
   Deferred tax liability ..................................................         300          663
                                                                               ---------    ---------
Total long-term liabilities ................................................         300          832
                                                                               ---------    ---------
Total liabilities ..........................................................   $ 151,736    $ 132,115
                                                                               ---------    ---------

Commitments and contingencies (note 19)

Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized; shares issued and outstanding, 2001 - 13,968,097; 2000 - 13,837,390;
     restricted $.01 par value; shares issued and outstanding, 2001,-15,388;
     2000 - 7,972 ..........................................................   $     140    $     138
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no
     shares issued and outstanding .........................................          --           --
Additional paid-in capital .................................................     102,757       96,945
Additional paid-in capital, restricted .....................................         954          217
Retained earnings ..........................................................      48,008       41,654
Accumulated other comprehensive loss .......................................         (79)         (34)
Unamortized compensation costs .............................................        (735)        (810)
Treasury stock, at cost: 2001 - 5,000 shares; 2000 - 0 shares ..............        (110)          --
                                                                               ---------    ---------
Total stockholders' equity .................................................   $ 150,935    $ 138,110
                                                                               ---------    ---------
Total liabilities & stockholders' equity ...................................   $ 302,671    $ 270,225
                                                                               =========    =========

        The accompanying notes are an integral part of these consolidated financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For The Years Ended December 31,
                                                         --------------------------------
                                                            2001       2000       1999
                                                          --------   --------   --------
                                                           (in thousands, except for per
                                                           share and statistical data)
Revenue
   Service, net .......................................   $281,269   $315,867   $174,902
   Product, net .......................................    415,314    101,008         --
                                                          --------   --------   --------
     Total revenue, net ...............................    696,583    416,875    174,902
                                                          --------   --------   --------
Cost of goods and services
   Program expenses (including related party amounts of
    $1,057, $3,781 and $3,064 for the periods ended
    December 31, 2001, 2000 and 1999, respectively) ...    232,171    235,355    130,121
   Cost of goods sold .................................    328,629     68,997         --
                                                          --------   --------   --------
     Total cost of goods and services .................    560,800    304,352    130,121
                                                          --------   --------   --------

Gross profit ..........................................    135,783    112,523     44,781

Compensation expense ..................................     39,263     32,820     19,611
Other general, selling & administrative expenses ......     83,815     38,827      9,448
Acquisition and related expenses ......................         --         --      1,246
                                                          --------   --------   --------
Total general, selling & administrative expenses ......    123,078     71,647     30,305
                                                          --------   --------   --------
Operating income ......................................     12,705     40,876     14,476
Other income, net .....................................      2,275      4,864      3,471
                                                          --------   --------   --------
Income before provision for taxes .....................     14,980     45,740     17,947
Provision for income taxes ............................      8,626     18,712      7,539
                                                          --------   --------   --------
Net income ............................................   $  6,354   $ 27,028   $ 10,408
                                                          ========   ========   ========

Basic net income per share ............................   $   0.46   $   2.00   $   0.87
                                                          ========   ========   ========
Diluted net income per share ..........................   $   0.45   $   1.96   $   0.86
                                                          ========   ========   ========
Basic weighted average number of shares outstanding ...     13,886     13,503     11,958
                                                          ========   ========   ========
Diluted weighted average number of shares outstanding .     14,113     13,773     12,167
                                                          ========   ========   ========

Pro forma data (unaudited) (note 22):
Income before provision for taxes, as reported.......                           $ 17,947
Pro forma provision for income tax...................                              7,677
                                                                                --------
Pro forma net income ................................                           $ 10,270
                                                                                ========

Pro forma basic net income per share.................                           $   0.86
                                                                                ========
Pro forma diluted net income per share...............                           $   0.84
                                                                                ========
Pro forma basic weighted average number of shares outstanding                     11,958
                                                                                ========
Pro forma diluted weighted average number of shares outstanding                   12,167
                                                                                ========

        The accompanying notes are an integral part of these consolidated financial statements

                                    PDI, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            For The Years Ended December 31,
                                                                        ----------------------------------------
                                                                          2001            2000            1999
                                                                        ---------       ---------       --------
                                                                                      (in thousands)
Cash Flows From Operating Activities
Net income from operations .......................................      $   6,354       $  27,028       $ 10,408
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization ............................          4,676           2,077          1,155
        Deferred rent and compensation ...........................             --              11             38
        Loss on disposal of asset ................................            858              --             --
        Amortized compensation costs .............................            318              --             --
        Deferred taxes, net ......................................        (19,411)         (4,514)           642
        Reserve for inventory obsolescence and bad debt ..........          2,995             353             --
        Loss on other investments ................................          1,863           2,500             --
     Other changes in assets and liabilities, net of acquisitions:
        Decrease (increase) in accounts receivable ...............         31,304         (55,838)       (19,071)
        Decrease (increase) in inventory .........................         35,066         (36,488)            --
        (Increase) decrease in unbilled costs ....................         (3,703)           (695)         1,321
        (Increase) decrease in deferred training .................           (639)         (3,931)           223
        (Increase) in other current assets .......................           (477)         (2,141)        (1,658)
        (Increase) in other long-term assets .....................         (2,071)         (2,931)          (469)
        (Decrease) increase in accounts payable ..................        (21,969)         25,294          3,978
        Increase in accrued rebates and sales discounts ..........         44,026          24,368             --
        Increase in accrued contract losses ......................         12,256              --             --
        Increase in accrued liabilities ..........................          6,411          11,567          3,960
        (Decrease) increase in unearned contract revenue .........        (12,939)          6,140          7,402
        (Decrease) in payable to affiliate .......................             --              --            (56)
        (Decrease) increase in other current liabilities .........         (4,623)         26,394         (2,279)
        (Decrease) increase in other deferred compensation .......           (169)            169             --
        (Decrease) in other long-term liabilities ................             --            (256)            --
                                                                        ---------       ---------       --------
Net cash provided by operating activities ........................         80,126          19,107          5,594
                                                                        ---------       ---------       --------

Cash Flows From Investing Activities
        Sale of short-term investments ...........................          6,225           1,551            832
        Purchase of short-term investments .......................         (8,750)         (4,907)            --
        Investments in In2Focus and iPhysicianNet ................         (1,103)         (3,260)            --
        Purchase of property and equipment .......................        (15,560)         (7,865)        (1,442)
        Cash paid for acquisition, net of cash acquired ..........        (11,902)             --         (4,100)
                                                                        ---------       ---------       --------
Net cash used in investing activities ............................        (31,090)        (14,481)        (4,710)
                                                                        ---------       ---------       --------

Cash Flows From Financing Activities

        Net proceeds from employee stock purchase plan
         and the exercise of stock options .......................          2,117           3,583             --
        Purchase of treasury stock ...............................           (110)             --             --
        Net proceeds from issuance of common stock ...............             --          41,584            458
        Distributions to S corporation stockholders ..............             --              (8)          (670)
        Repayment of loan to stockholder .........................             --           1,428             --
        Tax benefit relating to employee compensation programs ...             --              --            126
                                                                        ---------       ---------       --------
Net cash provided by (used in) financing activities ..............          2,007          46,587            (86)
                                                                        ---------       ---------       --------

Net increase in cash and cash equivalents ........................         51,043          51,213            798
Cash and cash equivalents - beginning ............................        109,000          57,787         56,989
                                                                        ---------       ---------       --------
Cash and cash equivalents - ending ...............................      $ 160,043       $ 109,000       $ 57,787
                                                                        =========       =========       ========

Cash paid for interest ...........................................      $      59       $      19       $      4
                                                                        =========       =========       ========
Cash paid for  taxes .............................................      $  18,023       $  18,552       $  7,864
                                                                        =========       =========       ========

        The accompanying notes are an integral part of these consolidated financial statements

                                    PDI, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                           Common Stock           Treasury Stock
                                                        ------------------       -----------------     Paid in     Earnings
                                                        Shares      Amount       Shares     Amount     Capital     (Deficit)
                                                        ------      ------       ------     ------     -------     ---------
Balance - December 31, 1998                             12,335      $  123          389    $  (812)   $  47,638    $  4,896

Net income for the year ended December 31, 1999                                                                      10,408
Unrealized investment holding gains, net

Comprehensive income
Exercise of common stock options                            29                                              458
Retirement of TVG treasury shares                         (389)         (3)        (389)       812         (809)
Amortization of deferred compensation expense
Stockholders' distribution                                                                                             (670)
Tax benefit relating to employee compensation programs                                                      126
                                                       -------      ------       ------    -------    ---------    --------
Balance - December 31, 1999                             11,975         120           --         --       47,413      14,634
                                                       -------      ------       ------    -------    ---------    --------
Net income for the year ended December 31, 2000                                                                      27,028
Unrealized investment holding losses, net of tax
Comprehensive income
Issuance of common stock                                 1,609          16                               41,568
Issuance of officers' restricted common stock                8                                              217
Exercise of common stock options                           253           2                                3,581
Tax benefit of  nonqualified option exercise                                                              4,383
Amortization of deferred compensation expense
Stockholders' distribution                                                                                               (8)
Realized gain on sale of investment holdings
Deferred compensation costs
Repayment of loan by officer
                                                       -------      ------       ------    -------    ---------    --------
Balance - December 31, 2000                             13,845         138           --         --       97,162      41,654
                                                       =======      ======       ======    =======    =========    ========
Net income for the year ended December 31, 2001                                                                       6,354
Unrealized investment holding losses, net of tax

Comprehensive income
Issuance of common stock                                    90           1                                1,408
Issuance of officers' restricted common stock                7                                              737
Purchase of treasury stock                                                            5       (110)
Exercise of common stock options                            41           1                                  709
Tax benefit of  nonqualified option exercise                                                              3,695
Realized loss on sale of investment holdings
Amortization of deferred compensation costs
Deferred compensation costs
                                                       -------      ------       ------    -------    ---------    --------
Balance - December 31, 2001                             13,983      $  140            5    $  (110)   $ 103,711    $ 48,008
                                                       =======      ======       ======    =======    =========    ========

                                                            Accummulated
                                                                Other                                         Unamortized
                                                           Comprehensive         Deferred          Loan to   Compensation
                                                            Income (Loss)       Compensation       Officer       Costs       Total
                                                           -------------        ------------       -------   ------------  --------
Balance - December 31, 1998                                    $       5        $        (57)     $ (1,428)    $     --    $ 50,365

Net income for the year ended December 31, 1999                                                                              10,408
Unrealized investment holding gains, net                              87                                                         87
                                                                                                                           --------
Comprehensive income                                                                                                         10,495
Exercise of common stock options                                                                                                458
Retirement of TVG treasury shares                                                                                                --
Amortization of deferred compensation expense                                             46                                     46
Stockholders' distribution                                                                                                     (670)
Tax benefit relating to employee compensation programs                                                                          126
                                                               ---------        ------------      --------     ------      --------
Balance - December 31, 1999                                           92                 (11)       (1,428)          --      60,820
                                                               ---------        ------------      --------     ------      --------
Net income for the year ended December 31, 2000                                                                              27,028
Unrealized investment holding losses, net of tax                     (34)                                                       (34)
                                                                                                                           --------
Comprehensive income                                                                                                         26,994
Issuance of common stock                                                                                                     41,584
Issuance of officers' restricted common stock                                                                                   217
Exercise of common stock options                                                                                              3,583
Tax benefit of  nonqualified option exercise                                                                                  4,383
Amortization of deferred compensation expense                                             11                                     11
Stockholders' distribution                                                                                                       (8)
Realized gain on sale of investment holdings                         (92)                                                       (92)
Deferred compensation costs                                                                                        (810)       (810)
Repayment of loan by officer                                                                         1,428                    1,428
                                                               ---------        ------------      --------     ------      --------
Balance - December 31, 2000                                          (34)                 --            --         (810)    138,110
                                                               =========        ============      ========     ======      ========
Net income for the year ended December 31, 2001                                                                               6,354
Unrealized investment holding losses, net of tax                     (56)                                                       (56)
                                                                                                                           --------
Comprehensive income                                                                                                          6,298
Issuance of common stock                                                                                                      1,409
Issuance of officers' restricted common stock                                                                                   737
Purchase of treasury stock                                                                                                     (110)
Exercise of common stock options                                                                                                710
Tax benefit of  nonqualified option exercise                                                                                  3,695
Realized loss on sale of investment holdings                          11                                                         11
Amortization of deferred compensation costs                                                                         318         318
Deferred compensation costs                                                                                        (243)       (243)
                                                               ---------        ------------      --------     --------   ---------
Balance - December 31, 2001                                    $     (79)       $         --      $     --     $   (735)  $ 150,935
                                                               =========        ============      ========     ========   =========

        The accompanying notes are an integral part of these consolidated financial statements

1. Nature of Business and Significant Accounting Policies

Nature of Business

      PDI, Inc. ("PDI" and, together with its wholly owned subsidiaries, the "Company") is a leading provider of comprehensive sales and marketing services on an outsourced basis to the U.S. pharmaceutical and medical devices and diagnostics (MD&D) industries. See note 4 for a description of new business activity and note 24 for segment information.

Principles of Consolidation

      The consolidated financial statements include accounts of PDI and its wholly owned subsidiaries LifeCycle Ventures, Inc. ("LCV"), TVG, Inc. ("TVG"), ProtoCall, Inc. ("ProtoCall"), InServe Support Solutions, Inc. ("InServe") and PDI Investment Company, Inc. ("PDII"). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates include accrued contract losses, accrued incentives payable to employees, deferred taxes, allowances for doubtful accounts and inventory obsolescence, sales returns and other sales rebates and discounts.

Revenue Recognition

      Service Revenue

      The Company uses a variety of contract structures with its clients. Product detailing contracts generally are for a term of one to three years. Generally, contracts provide for a fee to be paid to the Company based on its ability to deliver a specified package of services. In the case of product detailing programs, the Company may also be entitled to additional fees based upon the success of the program and/or subject to penalties for failing to meet stated performance benchmarks. Performance benchmarks usually are a minimum number of sales representatives or minimum number of calls. The Company's contracts also usually provide that it is entitled to a fee for each sales representative hired by the client during or at the conclusion of a program. Under performance based contracts, revenue is recognized when the performance based parameters are attained. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from a performance of the contractual arrangement. Except for the contractual loss recorded related to the Ceftin agreement discussed in note 2, no other losses were deemed necessary based on current projections as of December 31, 2001.

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

      Program expenses consist primarily of the costs associated with the execution of product detailing programs or other marketing and promotional services identified in the contract. Program expenses include all personnel costs and other costs, including facility rental fees, honoraria and travel expenses, associated with executing a product detailing of the products distributed by the Company, such as Ceftin or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, managers and professional staff who are directly responsible for the rendering of services in connection with a particular program. Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly render the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of (i) the life of the contract to which they relate or (ii) 12 months. Expenses that are directly reimbursable are netted for income statement purposes. Expenses related to the detailing of the Company's own product are classified in the other selling general and administrative expenses in the consolidated statements of operations.

      Product Revenue

      The Company adopted Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in 2000 the effects of which are immaterial for all periods presented. The Company recognizes revenue at the time its products are shipped to its customers as, at that time, the risk of loss or physical damage to the product passes to the customer, and the obligations of customers to pay for the products are not dependent on the resale of the product. Provision is made at the time of sale for all discounts and estimated sales allowances. As is common in the Company's industry, customers are permitted to return unused product, after approval from the Company, up to six months before and one year after the expiration date for the product. The products sold by the Company prior to the effective date of the Ceftin Agreement termination of February 28, 2002, have expiration dates up to December, 2004. Additionally, certain customers are eligible for price rebates or discounts, offered as an incentive to increase sales volume and achieve favorable formulary status, on the basis of volume of purchases or increases in the product's market share over a specified period, and certain customers are credited with chargebacks on the basis of their resales to end-use customers, such as HMO's, which have contracted with the Company for quantity discounts. Furthermore, the Company is also obligated to issue rebates under the federally administered Medicaid program. In each instance the Company has the historical data and access to other information, including the total demand for the drug the Company distributes, the Company's market share, the recent or pending introduction of new drugs or generic competition, the inventory practices of the Company's customers and the resales by its customers to end-users having contracts with the Company, necessary to reasonably estimate the amount of such returns or allowances, and records reserves for such returns or allowances at the time of sale as a reduction of revenue. The actual payment of these rebates varies depending on the program and can take several calendar quarters before final settlement. As the Company settles these liabilities in future periods all adjustments, positive or negative, will be recorded through revenue in that period. Further, after the termination of the Ceftin agreement, the Company will currently not have any product sales activity and therefore the adjustments could be the only activity in product revenue for a given period.

Fair Value of Financial Instruments

      The book values of cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.

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

Investments

      The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale investments are valued at fair market value based on quoted market values, with the resulting adjustments, net of deferred taxes, reported as a separate component of stockholders' equity as accumulated other comprehensive income (loss). For the purposes of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. The Company also has certain other investments, which are included in other long-term assets. See note 8.

Inventory

      Inventory is valued at the lower of cost or fair value. Cost is determined using the first in, first out costing method. Inventory consists of only finished goods and is recorded net of a provision for obsolescence.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. The estimated useful lives of asset classifications are five to ten years for furniture and fixtures and three to seven years for office equipment and computer equipment. Depreciation is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations. Purchased computer software is capitalized and amortized over the software's useful life. Internally-developed software is also capitalized and amortized over its useful life in accordance with of the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Stock-Based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation" allows companies a choice of measuring employee stock-based compensation expense based on either the fair value method of accounting or the intrinsic value approach under the Accounting Pronouncement Board (APB) Opinion No. 25. The Company has elected to measure compensation expense based upon the intrinsic value approach under APB Opinion No. 25. See note 21.

Advertising

      The Company recognizes advertising costs as incurred. The total amounts charged to advertising expense were approximately $547,000, $421,000 and $267,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Shipping and Handling Costs

      In 2000 the Company adopted Emerging Issues Task Force ("EITF") 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires costs billed to customer for shipping and handling to be included in net revenue. The Company records the related costs incurred for shipping and handling in cost of goods sold.

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

Reclassifications

      Certain reclassifications have been made to conform prior periods' information to the current year presentation.

2. Ceftin Contract Reserve

      In October 2000, the Company entered into an agreement with GlaxoSmithKline (GSK) for the exclusive U.S. marketing, sales and distribution rights for Ceftin(R) Tablets and Ceftin(R) for Oral Suspension, two dosage forms of a cephalosporin antibiotic, which agreement was terminated as of February 28, 2002, by mutual agreement of the parties. The agreement had a five-year term but was cancelable by either party without cause on 120 days notice. From October 2000 through February 2002, the Company marketed and sold Ceftin products, primarily to wholesale drug distributors, retail chains and managed care providers.

      On August 21 2001, the U.S. Court of Appeals overturned a preliminary injunction granted by the New Jersey District Court which allowed for the entry of a generic competitor to Ceftin immediately upon approval by the FDA. The affected Ceftin patent had previously been scheduled to run through July 2003. As a result of this decision and its impact on future sales, in the third quarter of 2001, PDI recorded a charge to cost of goods sold and a related reserve of $24.0 million representing the anticipated future loss to be incurred by the Company under the Ceftin agreement as of September 30, 2001. The recorded loss was calculated as the excess of estimated costs that PDI was contractually obligated to incur to complete its obligations under the arrangement over the remaining estimated gross profits to be earned under the contract from selling the inventory. These costs primarily consisted of amounts paid to GSK to reduce the purchase commitments, estimated committed sales force, selling and marketing costs through the effective date of the termination, distribution costs, and fees to terminate existing arrangements. The Ceftin agreement was terminated by the Company and GSK under a mutual termination agreement entered into in December 2001. Under the termination agreement, the Company agreed to perform its marketing and distribution services through February 28, 2002. The Company also maintained responsibility for sales returns for product sold until the expiration date of the product sold, estimated to be December 31, 2004, and certain administrative functions regarding Medicaid rebates.

      As of December 31, 2001 the Company has approximately $12.3 million remaining of the Ceftin contract loss reserve which consists primarily of the remaining estimated costs related to the Company's contracted obligation to provide detailing services through the termination period. While the Company has certain performance requirements as discussed above, it had no remaining Ceftin inventory purchase commitments as of December 31, 2001.

3. Charter Amendment

      On October 1, 2001 the Company effected an amendment to its Certificate of Incorporation (a) changing the Company's name from Professional Detailing, Inc. to PDI, Inc., and (b) increasing the Company's authorized common stock from 30 million shares to 100 million shares. These changes were approved by the Company's stockholders at the Company's 2001 annual meeting of stockholders.

4. New Business

      LifeCycle Ventures, Inc., (LCV) was incorporated in June 2000 as a wholly-owned subsidiary of PDI. The LCV service offering provides pharmaceutical manufacturers with a new approach toward managing the resource constraints inherent in a large product portfolio. The mounting pressure to launch new drugs and quickly maximize sales of products in the growth phase of their lifecycles often leaves other products that could benefit from intensified sales and marketing efforts. LCV helps to maximize the sales and profit potential of these products by fully or partially funding and managing the marketing, sales and distribution efforts for the products in return for performance based compensation. LCV was merged into PDI, Inc. effective December 31, 2001.

      In May 2001 the Company entered an agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. Pursuant to this agreement, the Company provides promotional, selling and marketing for Lotensin, an ACE inhibitor, as well as brand management. In exchange, the Company is entitled to receive a split of incremental net sales above specified baselines. Also pursuant to this agreement the Company copromotes Lotrel(R) in the U.S. for which it is entitled to be compensated on a fee for service basis with potential incentive payments based upon achieving certain net sales objectives. Lotrel is a combination of the ACE inhibitor benazepril and the calcium channel blocker amlodipine. Novartis has retained certain regulatory responsibilities for Lotensin and Lotrel and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event the Company's estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on the Company's results of operations, cash flows and liquidity. During 2001 the Company's efforts on this contract did result in an operating loss because the sales of Lotensin did not exceed the specified baselines by an amount great enough to cover its operating costs. The Company currently estimates that future revenue will exceed costs associated with the arrangement and therefore no provision for loss is needed.

      In October 2001, the Company signed an agreement with Eli Lilly and Company (Eli Lilly) to copromote Evista in the U.S. Evista is approved in the U.S. for the prevention and treatment of osteoporosis in postmenopausal women. Under the terms of the agreement, the Company provides a significant number of sales representatives to copromote Evista to U.S. physicians. These sales representatives augment the Eli Lilly sales force promoting Evista. Under this agreement, the Company is entitled to be compensated based on net sales achieved above a predetermined level. The Eli Lilly arrangement is a performance based contract which extends through December 31, 2003, subject to earlier termination upon the occurrence of specific events. PDI's compensation is earned as a percentage of net factory sales above contractual baselines. To the extent that such baselines are not exceeded, which was the case in 2001, the Company receives no revenue. The Company currently estimates that future revenue will exceed costs associated with the arrangement and therefore no provision for loss is needed. Further, the Company is required to commit a certain level of spending for promotional and selling activities including but not limited to sales force representatives. Such costs could range from $9.0 million to $12.0 million per quarter. This sales force assigned to Evista may be used to promote other products, including products covered in other PDI copromotion arrangements which may allow the Company to generate additional revenue to cover the costs of this sales force.

5. Public Offerings of Common Stock

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

6. Acquisitions

      On May 12, 1999, PDI and TVG signed a definitive agreement pursuant to which PDI acquired 100% of the capital stock of TVG in a merger transaction. In connection with the transaction, PDI issued 1,256,882 shares of common stock in exchange for the outstanding shares of TVG. The acquisition has been accounted for as a pooling of interests and, accordingly, all periods presented in the accompanying consolidated financial statements prior to 2000 have been restated to include the accounts and operations of TVG.

      The results of operations previously reported by separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                                                Three Months
                                                                    Ended
                                                               March 31, 1999
                                                              ---------------
                                                               (in thousands)
Revenue:
   PDI.....................................................       $ 34,581
   TVG.....................................................          5,731
                                                                  --------
   Combined................................................       $ 40,312
                                                                  ========

Net income (loss):
   PDI.....................................................       $  2,696
   TVG.....................................................            626
                                                                  --------
   Combined................................................       $  3,322
                                                                  ========

      In August 1999, the Company, through its wholly-owned subsidiary, ProtoCall, Inc. ("ProtoCall"), acquired substantially all of the operating assets of ProtoCall, LLC, a leading provider of syndicated contract sales services to the U.S. pharmaceutical industry. The purchase price was $4.5 million plus up to an additional $3.0 million in contingent payments payable if ProtoCall achieves defined performance benchmarks. The Company made the final contingent payment of approximately $147,000 in the first quarter of 2001. This acquisition was accounted for as a purchase. In connection with this transaction, the Company recorded $4.3 million in goodwill (included in other long-term assets) which was being amortized using the straight-line method over a period of 10 years through December 31, 2001. Beginning in 2002 purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. See note 23.

      On September 10, 2001, the Company acquired 100% of the capital stock of InServe Support Solutions ("InServe") in a transaction treated as an asset acquisition for tax purposes. InServe is a nationwide supplier of supplemental field-staffing programs for the medical device and diagnostics industries (MD&D). The acquisition has been accounted for as a purchase, subject to the provisions of SFAS 141 and SFAS 142. The net assets of InServe on the date of acquisition were approximately $1.3 million. We made payments to the Seller at closing of $8.5 million, net of cash acquired. Additionally, we put $3.0 million in escrow related to contingent payments payable during 2002 if certain defined benchmarks are achieved. The Company expects all benchmark performance criteria, except those related to certain financial measures in the amount of $265,265, will be achieved in 2002. In connection with this transaction, we recorded $7.9 million in goodwill, which is included in other long-term assets, and the remaining purchase price was allocated to identifiable assets and liabilities acquired.

      The following unaudited pro forma results of operations for the years ended December 31, 2001, 2000 and 1999 assume that the Company and InServe had been combined as of the beginning of the periods presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results which would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

                                                         Year ended December 31,
                                            ------------------------------------------------
                                               2001                2000             1999
                                            -----------        -----------       -----------
                                               (in thousands, except for per share data)
                                                               (unaudited)
Net sales - pro forma                       $   702,958        $   425,516       $   182,360
                                            -----------        -----------       -----------
Net income - pro forma                      $     6,440        $    27,556       $    10,855
                                            -----------        -----------       -----------
Pro forma diluted earnings per share        $      0.46        $      2.00       $      0.89
                                            -----------        -----------       -----------

7. Short-Term Investments

      At December 31, 2001, short-term investments were $7.4 million, including approximately $928,000 of investments classified as available for sale securities. At December 31, 2000, short-term investments were $4.9 million, including approximately $231,000 of investments classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income. All other short-term investments are stated at cost, which approximates fair value.

8. Other Investments

      In February 2000, the Company signed a three-year agreement with iPhysicianNet Inc. ("IPNI"). In connection with this agreement, the Company made an investment of $2.5 million in preferred stock of IPNI. Under the agreement, the Company was appointed as the exclusive contract sales organization in the U.S. to be affiliated with the IPNI network, prospectively allowing the Company to offer e-detailing capabilities to its existing and potential clients. In December 2001, IPNI had an additional offering of preferred stock to its investors and the Company made an additional investment of approximately $189,000 in preferred stock to maintain its percentage of ownership. This additional investment was then immediately expensed as the Company's cumulative share of IPNI's losses would still require the investment to be recorded at zero. For the year ended December 31, 2000, the Company recorded net losses of $2.5 million under the equity method related to this investment, which represented its share of IPNI's losses until the investment was reduced to zero. Such losses were included in other income, net, in the consolidated statement of operations. The Company has no further commitments under this agreement.

      In the fourth quarter of 2000, the Company made an investment of approximately $760,000 in convertible preferred stock of In2Focus, Inc., a United Kingdom contract sales company. In 2001, the Company made further investments in this stock of approximately $1.1 million raising its ownership to approximately 12%. The Company recorded its investment under the cost method. In light of the negative operating cash flows to date and the uncertainty of achieving positive future results, the Company concluded as of December 31, 2001, that its investment related to in2Focus was other than temporarily impaired and was written down to zero, its current estimated net realizable value. As a result the Company recorded a net loss in the fourth quarter of 2001 of $1.9 million which is included in other income, net, in the consolidated statement of operations.

9. Historical and Pro Forma Basic and Diluted Net Income/Loss Per Share

      Historical and pro forma basic and diluted net income/loss per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                        Years Ended December 31,
                                                                 ---------------------------------------
                                                                   2001           2000            1999
                                                                 --------       --------        --------
                                                                             (in thousands)
     Basic weighted average number of common
       shares outstanding...................................       13,886         13,503          11,958
     Dilutive effect of stock options.......................          227            270             209
                                                                 --------       --------        --------

     Diluted weighted average number of common shares
       outstanding..........................................       14,113         13,773          12,167
                                                                 --------       --------        --------

      Outstanding options at December 31, 2001 to purchase 1,003,162 shares of common stock with exercise prices of $27.00 to $98.70 per share were not included in the 2001 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive. There were no antidilutive options at December 31, 2000. Outstanding options at December 31, 1999 to purchase 34,562 shares of common stock with an exercise price of $29.88 per share were not included in the 1999 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive.

10. Property, Plant and Equipment

      Property, plant and equipment consists of the following as of December 31, 2001 and 2000:

                                                                  December 31,
                                                             -----------------------
                                                               2001            2000
                                                             --------        -------
                                                                 (in thousands)
     Furniture and fixtures                                  $  3,667        $ 2,574
     Office equipment                                           3,001          2,357
     Computer equipment                                        10,273         10,044
     Computer software                                         12,348             -
     Leasehold improvements                                     1,737            953
                                                             --------        -------
     Total property, plant and equipment                       31,026         15,928

        Less accumulated depreciation and amortization         (9,982)        (5,963)
                                                             --------        -------

     Property, plant and equipment, net                      $ 21,044        $ 9,965
                                                             --------        -------

11. Operating Leases

      The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases which expire at various dates through 2006. Lease expense under these agreements for the years ended

December 31, 2001, 2000 and 1999 was approximately $28.4 million, $16.1 million and $6.5 million, respectively, of which $24.8 million in 2001, $14.0 million in 2000 and $5.1 million in 1999 related to automobiles leased for employees for a term of one-year from the date of delivery.

      The Company entered into a new facilities lease in May 1998 for a term that expires in the fourth quarter of 2004, with an option to extend for an additional five years, for the premises which house its corporate headquarters. TVG extended their office lease for an additional five years in September 2000. ProtoCall's office lease is for five years and commenced in April 2000. LCV's office lease commenced in October 2000 which expires July 2003. In July 2000, the Company signed a lease for additional office space for PDI in Mahwah, New Jersey, commencing in September 2000 and expiring in March 2003. In December 2000 and October 2001, the Company signed three-year leases for two operating offices in High Point, North Carolina. Each lease is for approximately 1,200 square feet of office space. As a result of the Company's acquisition of InServe, it assumed the obligations under their lease. This lease is for approximately 9,100 square feet of space and expires in the second quarter of 2005. The Company also signed a lease for approximately 7,300 square feet of office space in Bridgewater, New Jersey that became effective July 1, 2001. The lease is for a five year term and expires on June 30, 2006. The Company records lease expense on a straight line basis over the lease term.

      As of December 31, 2001, the aggregate minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

                                 (in thousands)

          2002..............................................     $  3,281
          2003..............................................        3,296
          2004..............................................        2,746
          2005..............................................        1,120
          2006..............................................          126
                                                                 --------

          Total.............................................     $ 11,161
                                                                 ========

12. Significant Customers

      Service and other

      During 2001, 2000 and 1999 the Company had several significant customers for which it provided services under specific contractual arrangements. The following sets forth the service and other revenue generated by customers who accounted for more than 10% of the Company's service and other revenue during each of the periods presented.

                                               Years Ended December 31,
                                        --------------------------------------
     Customers                           2001           2000            1999
     ---------                          -------        -------         -------
                                                    (in thousands)

        A.........................      $89,522        $90,976         $52,359
        B.........................       60,120             --              --
        C.........................           --         67,071          33,781
        D.........................           --         37,038          38,101

      At December 31, 2001 and 2000, these customers represented 41.3% and 61.7%, respectively, of the aggregate of outstanding service accounts receivable and unbilled services. The loss of any one of the foregoing customers could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

      Product

      During 2001, the Company had several significant customers for which it provided products related to its distribution arrangement with GSK. The following sets forth the product revenue generated by customers who accounted for more than 10% of the Company's product revenue during the years ended December 31, 2001 and 2000.

                                                        Years Ended December 31,
                                                      --------------------------
      Customers                                           2001           2000
      ---------                                       -----------     ----------
                                                             (in thousands)

         A........................................       $157,541        $30,825
         B........................................        122,063         31,733
         C........................................         53,392             --

      At December 31, 2001 and 2000 these customers represented 91.1% and 48.4%, respectively, of aggregated outstanding net product accounts receivable.

13. Related Party Transactions

      The Company purchases certain print advertising for initial recruitment of representatives through a company that is wholly-owned by family members of the Company's largest stockholder. The amounts charged to the Company for these purchases totaled approximately $1.1 million, $3.8 million and $3.1 million for the years ended December 31, 2001, 2000 and 1999.

14. Income Taxes

      TVG was treated as an S corporation through the time of merger with PDI in May 1999. Consequently, during the periods in which TVG was treated as an S corporation, it was not subject to Federal income taxes and they were not subject to state income tax at the regular corporate rates. See note 22.

      The provisions for income taxes for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                                         2001           2000            1999
                                                      ---------        -------        --------
                                                                    (in thousands)
     Current:
        Federal.................................      $  23,346        $18,993        $  6,027
        State...................................          4,691          4,233             870
                                                      ---------        -------        --------
        Total current...........................         28,037         23,226           6,897
     Deferred...................................        (19,411)        (4,514)            642
                                                      ---------        -------        --------
     Provision for income taxes.................      $   8,626        $18,712        $  7,539
                                                      ---------        -------        --------

      A reconciliation of the difference between the Federal statutory tax rates and the Company's effective tax rate is as follows:

                                                          2001         2000          1999
                                                         ------       ------        ------
      Federal statutory rate ......................        35.0%        35.0%         35.0%
      State income tax rate, net of Federal benefit         9.8          5.3           4.1
      Effect of S corporation status ..............          --           --          (1.6)
      Non-deductible acquisition expenses .........          --         (0.4)          2.4
      Meals and entertainment .....................         6.7          0.7           0.9
      Valuation allowance .........................         4.8          1.9            --
      Other .......................................         1.3         (1.6)          1.2
                                                         ------       ------        ------

      Effective tax rate ..........................        57.6%        40.9%         42.0%
                                                         ------       ------        ------

      The tax effects of significant items comprising the Company's deferred tax assets and (liabilities) as of December 31, 2001 and 2000 are as follows:

                                                       2001           2000
                                                     --------       -------

Deferred tax assets (liabilities) -- current
     Allowances and reserves                         $ 23,641       $ 3,251
     Inventory                                              0         1,059
     Compensation                                         400           169
     Other                                                  0           280
                                                     --------       -------
                                                     $ 24,041       $ 4,759
                                                     --------       -------
Deferred tax assets (liabilities) -- non current
     Property, plant and equipment                   $   (580)      $  (664)
     State taxes                                           93            93
     Intangible assets                                    217           142
     Equity investment                                  1,808           989
     Other                                                (30)           --
     Valuation allowance on deferred tax assets        (1,808)         (989)
                                                     --------       -------
                                                     $   (300)      $  (429)
                                                     --------       -------
Net deferred tax asset                               $ 23,741       $ 4,330
                                                     --------       -------

      For the years ended December 31, 2001 and 2000, the Company has recorded a valuation allowance of $1,808,046 and $989,000 against the deferred tax asset related to the Company's equity investments since management does not consider it more likely than not that such deferred tax asset will be realized. No valuation allowance was recorded for the year ended December 31, 1999.

15. Preferred Stock

      The Company's board of directors is authorized to issue, from time to time, up to 5,000,000 shares of preferred stock in one or more series. The board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series. As of December 31, 2001 and 2000, there were no issued and outstanding shares of preferred stock.

16. Loans to Stockholders/Officers

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

17. Retirement Plans

      During 2001, 2000 and 1999, the Company provided its employees with two qualified profit sharing plans with 401(k) features. Under one plan (the "PDI plan"), the Company expensed contributions of approximately $1.6 million, $975,000 and $533,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Under this plan, the Company is required to make mandatory cash contributions each year equal to 100% of the amount contributed by each employee up to 2% of the employee's wages. There is no option for employees to invest any of their 401k funds in the Company's Common Stock. Any additional contribution to this plan is at the discretion of the Company.

      Under the other 401(k) plan, the Company expensed contributions of approximately $195,000 and $346,000 for the years ended December 31, 2000 and 1999, respectively. Under this plan the Company matched 100% of the first $1,250 contributed by each employee, 75% of the next $1,250, 50% of the next $1,250 and 25% of the next $1,250 contributed. The Company could also make discretionary contributions. Effective January 1, 2001, this plan was merged into the PDI plan as amended.

18. Deferred Compensation Arrangements

      Beginning in 2000, the Company established a deferred compensation arrangement whereby a portion of certain employees salaries are withheld and placed in a Rabbi Trust. The plan permits the employees to diversify these assets through a variety of investment options. The Company adopted the provisions of Emerging Issues Task Force ("EITF") 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts are Earned and Held in a Rabbi Trust and Invested" which requires the Company to consolidate into its financial statements the net assets of the trust. The deferred compensation obligation has been classified as a long term liability and is adjusted, with the corresponding charge or credit to compensation expense, to reflect changes in fair value of the amounts owed to the employee. The assets in the trust are classified as available for sale. The credit to compensation expense due to a decrease of the market value of the investments was approximately $30,000 and $59,000 during 2001 and 2000, respectively. The total value of the Rabbi Trust at December 31, 2001 and 2000 was approximately $928,000 and $231,000, respectively.

      In 2000 the Company established a Long-Term Incentive Compensation Plan whereby certain employees are required to take a portion of their bonus compensation in the form of restricted common stock. The restricted shares vest on the third anniversary of the grant date and are subject to accelerated vesting and forfeiture under certain circumstances. The Company recorded deferred compensation costs of approximately $316,000 and $810,000 during 2001 and 2000, respectively, which will be amortized over the three-year vesting period. The unamortized compensation costs have been classified as a separate component of stockholders' equity.

19. Commitments and Contingencies

      The Company is engaged in the business of detailing pharmaceutical products, and, through LCV was also in the business of distributing product under the Ceftin agreement. Such activities could expose the Company to risk of liability for personal injury or death to persons using such products. While the Company has not been subject to any claims or incurred any liabilities due to such claims, there can be no assurance that substantial claims or liabilities will not arise in the future. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

      In January and February 2002, the Company, its chief executive officer and its chief financial officer were served with three complaints that were filed in the U.S. District Court for the District of New Jersey alleging violations of the Securities Act of 1934 (the "1934 Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder. Each of the complaints alleges a purported class period which runs from May 22, 2001 through November 12, 2001; seeks to represent a class of stockholders who purchased shares of the Company's common stock during that period; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees.

      Each of these three complaints contain substantially similar allegations, the essence of which is that the defendants intentionally or recklessly made false or misleading public statements and omissions concerning the Company's financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline, as well as its marketing of Lotensin and Lotrel in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corporation.

      The Company believes that each of these three complaints will ultimately be consolidated into one action. As of this filing, it has not yet answered any of the complaints, and discovery has not yet commenced. The Company believe that the allegations in these complaints are without merit and it intends to defend these actions vigorously.

      The Company has been named as a defendant in several lawsuits, including a class action matter, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals and marketed by the Company on Bayer's behalf. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. The Company intends to defend these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses it incurs related to these proceedings.

      Other than the foregoing, the Company is not currently a party to any material pending litigation and it is not aware of any material threatened litigation.

20. Repurchase Program

      On September 21, 2001, the Company announced that its Board of Directors had unanimously authorized management to repurchase up to $7.5 million of its Common Stock. Subject to availability, the transactions may be made from time to time in the open market or directly from stockholders at prevailing market prices that the Company deems appropriate. The repurchase program was implemented to ensure stability of the trading in PDI's common shares in light of the September 11, 2001 terrorist activity. In October 2001, 5,000 shares were repurchased in open market transaction for a total of $110,000.

21. Stock Option Plans

      In May 2000 the Board of Directors (the "Board") approved the Professional Detailing, Inc. 2000 Omnibus Incentive Compensation Plan (the "2000 Plan"). The purpose of the 2000 Plan is to provide a flexible framework that will permit the Board to develop and implement a variety of stock-based incentive compensation programs based on the changing needs of the Company, its competitive market, and the regulatory climate. The maximum number of shares as to which awards or options may at any time be granted under the 2000 Plan is 1.5 million shares. Eligible participants under the 2000 Plan shall include officers and other employees of the Company, members of the Board, and outside consultants, as specified under the 2000 Plan and designated by the Compensation Committee of the Board. The right to grant Awards under the 2000 Plan will terminate 10 years after the date the 2000 Plan was adopted. No Participant may be granted more than 100,000 options of Company Stock from all Awards under the 2000 Plan.

      In March 1998, the Board approved the 1998 Stock Option Plan (the "1998 Plan") which reserves for issuance up to 750,000 shares of its common stock, pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. The 1998 Plan, which has a term of ten years from the date of its adoption, is administered by a committee designated by the Board. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options is determined by the committee, in its sole discretion. Incentive stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 1998 Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. Options are exercisable either at the date of grant or in ratable installments over a period from one to three years.

      At December 31, 2001, options for an aggregate of 1,125,313 shares were outstanding under the Company's stock option plans and options to purchase 327,367 shares of common stock had been exercised since its inception.

      The activity for the 2000 and 1998 Plans during the years ended December 31, 1999, 2000 and 2001 is set forth in the table below:

                                                                             Exercise           Weighted
                                                             Number            price            average
                                                            of shares        per share       exercise price
                                                            ---------       -----------      --------------
Options outstanding at December 31, 1998                      423,518     $  1.61 - 16.00     $   13.89
Granted                                                       252,712       27.00 - 29.88         27.58
Exercised                                                     (28,653)              16.00         16.00
Terminated                                                    (14,743)      16.00 - 29.88         18.64
-----------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1999                      632,834        1.61 - 29.88         19.15
Granted                                                       301,560       27.19 - 80.00         78.57
Exercised                                                    (252,981)       1.61 - 29.88         14.16
Terminated                                                    (27,492)      16.00 - 29.88         22.36
-----------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 2000                      653,921       16.00 - 80.00         46.60
Granted                                                       548,848       18.26 - 98.70         71.17
Exercised                                                     (40,733)      16.00 - 27.19         17.41
Terminated                                                    (36,723)      16.00 - 80.00         63.06
-----------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 2001                    1,125,313     $ 16.00 - 98.70     $   53.60
===========================================================================================================

      The following table summarizes information about stock options outstanding at December 31, 2001:

                       Options Outstanding                          Options Exercisable
         -------------------------------------------------    -------------------------------
            Exercise          Number           Remaining          Number
              price         of options        contractual       of options        Exercise
            per share       outstanding      life (years)       exercisable        price
         ---------------   ------------     --------------    -------------     -------------
         $         16.00        118,324              6.4           118,324      $     16.00
                   18.26          3,000              9.9              --              18.26
                   18.38          3,000              9.9              --              18.38
                   21.69         10,000             10.0             3,333            21.69
                   23.73          2,500              9.8              --              23.73
                   27.00         11,250              7.4            11,250            27.00
                   27.19        157,961              7.8            88,069            27.19
                   27.50          3,000              9.9              --              27.50
                   27.84         22,500              8.4            15,000            27.84
                   29.53          5,000              8.1             1,667            29.53
                   29.88         22,238              7.6            12,584            29.88
                   38.20          2,500              8.6               833            38.20
                   59.50        471,406              9.1              --              59.50
                   80.00        253,134              8.8            72,477            80.00
                   83.69         22,500              9.5             7,500            83.69
                   93.75          6,000              9.1              --              93.75
                   96.19          2,500              9.4              --              96.19
                   98.70          8,500              9.1              --              98.70
         -------------------------------------------------    -------------------------------
         $16.00 -  98.70      1,125,313              8.5           331,307      $     36.14
         =================================================    ===============================

      Had compensation cost for the Company's stock option grants been determined for awards consistent with the fair value approach of SFAS No. 123, "Accounting for Stock Based Compensation," which requires recognition of compensation cost ratably over the vesting period of the underlying instruments, the Company's pro forma net income and pro forma basic and diluted net income per share would have been adjusted to the amounts indicated below:

                                                                            As of December 31,
                                                                ------------------------------------------
                                                                    2001           2000           1999*
                                                                -----------     ----------     -----------
                                                                   (in thousands, except per share data)
Net income - as reported......................................    $  6,354        $27,028         $ 10,270
Net income - as adjusted......................................    $    585        $25,131         $  9,623
Basic income per share - as reported..........................    $   0.46        $  2.00         $   0.86
Basic net income per share - as adjusted......................    $   0.04        $  1.86         $   0.80
Diluted net income per share - as reported....................    $   0.45        $  1.96         $   0.84
Diluted net income per share - as adjusted....................    $   0.04        $  1.82         $   0.79

----------
*     1999 data represents pro forma results

      Compensation cost for the determination of Pro forma net income - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 5.01%, 5.74% and 6.21% at December 31, 2001, 2000 and 1999,
respectively; (ii) expected life of 5 years for 2001, 2000 and 1999; (iii) expected dividends - $0 for 2001, 2000 and 1999; and (iv) volatility of 90% for 2001, 80% for 2000 and 60% for 1999. The weighted average fair value of options granted during 2001, 2000 and 1999 was $43.56, $51.48 and $15.78, respectively.

22. Pro Forma Information (unaudited)

      Prior to its acquisition in May 1999, TVG was an S corporation and not subject to Federal income tax. During such periods the net income of TVG had been reported by and taxed directly to the pre-acquisition shareholders rather than TVG. Accordingly, for informational purposes, the accompanying statement of operations for the year ended December 31, 1999 includes a pro forma adjustment for the income taxes which would have been recorded had TVG been a C corporation for the period presented based on the tax laws in effect during that period. The pro forma adjustment for income taxes is based upon the statutory rate in effect for C corporations during the year ended December 31, 1999, and also reflects the non-deductibility of certain acquisition related costs.

23. New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. Under these pronouncements, the Company's goodwill of approximately $11.0 million will no longer be amortized; but will be subject to an annual impairment test.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

      The Company does not expect the adoption of these accounting pronouncements to have a material effect, if any, on the consolidated financial position and results of operations. PDI is required to adopt these statements effective January 1, 2002.

24. Segment Information

      The Company operates under two reporting segments: contract sales and marketing services, and product sales and distribution, which has been changed since the December 31, 2000 financial presentation. This change is in recognition of the evolution of the Company's business from one in which the service segment was dominated by one service offering, its CSO segment, to a company that now has a much broader service offering encompassing the group of services listed in the Overview section of the Management's Discussion and Analysis of Financial Condition and Results on Operations beginning on page 22. The segment information from prior periods has been restated to conform to the current year's presentation. The product sales and distribution category has not changed from prior reporting periods. The contract sales and marketing services category includes the Company's CSO business units; the Company's marketing services business unit, which includes marketing research and medical education and communication services; the Company's medical device and diagnostics business unit and the Company's LifeCycle X-Tension services, Product Commercialization Services and copromotion services. This combines and replaces the "contract sales" and "marketing services" reporting segments included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and is consistent with the reporting in the Form 10-Q for the quarters ended June 30, 2001 and September 30, 2001.

      The accounting policies of the segments are described in note 1. Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments on the basis of revenue.

                                                                         For the Year
                                                                      Ended December 31,
                                                           ----------------------------------------
                                                             2001            2000            1999
                                                           ---------       ---------       --------
Revenue
   Contract sales and marketing services ............      $ 385,845       $ 334,937       $174,974
   Product sales and distribution ...................        415,314         101,008             --
                                                           ---------       ---------       --------
       Total ........................................      $ 801,159       $ 435,945       $174,974
                                                           =========       =========       ========

Revenue, intersegment
   Contract sales and marketing services ............      $ 104,576       $  19,070       $     72
   Product sales and distribution ...................             --              --             --
                                                           ---------       ---------       --------
       Total ........................................      $ 104,576       $  19,070       $     72
                                                           =========       =========       ========

Revenue, less intersegment
   Contract sales and marketing services ............      $ 281,269       $ 315,867       $174,902
   Product sales and distribution ...................        415,314         101,008             --
                                                           ---------       ---------       --------
       Total ........................................      $ 696,583       $ 416,875       $174,902
                                                           =========       =========       ========

EBIT (Earnings Before Interest and Taxes)
   Contract sales and marketing services ............      $   8,346       $  41,693       $ 15,722
   Product sales and distribution ...................         15,228           6,108             --
   Corporate charges ................................        (10,869)         (6,925)            --
                                                           ---------       ---------       --------
       Total ........................................      $  12,705       $  40,876       $ 15,722
                                                           =========       =========       ========

EBIT, intersegment
   Contract sales and marketing services ............      $  10,736       $   4,660       $     --
   Product sales and distribution ...................        (10,736)         (4,660)            --
   Corporate charges ................................             --              --             --
                                                           ---------       ---------       --------
       Total ........................................      $      --       $      --       $     --
                                                           =========       =========       ========

EBIT, less intersegment, before corporate allocations
   Contract sales and marketing services ............      $  (2,390)      $  37,033       $ 15,722
   Product sales and distribution ...................         25,964          10,768             --
   Corporate charges ................................        (10,869)         (6,925)            --
                                                           ---------       ---------       --------
       Total ........................................      $  12,705       $  40,876       $ 15,722
                                                           =========       =========       ========

Corporate allocations
   Contract sales and marketing services ............      $  (4,389)      $  (5,247)      $     --
   Product sales and distribution ...................         (6,480)         (1,678)            --
   Corporate charges ................................         10,869           6,925             --
                                                           ---------       ---------       --------
       Total ........................................      $      --       $      --       $     --
                                                           =========       =========       ========

EBIT, less corporate allocations
   Contract sales and marketing services ............      $  (6,779)      $  31,786       $ 15,722
   Product sales and distribution ...................         19,484           9,090             --
   Corporate charges ................................             --              --             --
                                                           ---------       ---------       --------
       Total ........................................      $  12,705       $  40,876       $ 15,722
                                                           =========       =========       ========

(continued)                                                         For the Year
                                                                 Ended December 31,
                                                       -------------------------------------
                                                         2001          2000           1999
                                                       --------      --------      ---------
Reconciliation of EBIT to income before provision
 for income taxes
   Total EBIT for operating groups ..............      $ 12,705      $ 40,876      $  15,722
   Acquisition costs ............................            --            --         (1,246)
   Other income, net ............................         2,275         4,864          3,471
                                                       --------      --------      ---------
       Income before provision for income taxes .      $ 14,980      $ 45,740      $  17,947
                                                       ========      ========      =========

Capital expenditures
   Contract sales and marketing services ........      $ 14,387      $  7,836      $   1,442
   Product sales and distribution ...............         1,173            29             --
                                                       --------      --------      ---------
       Total ....................................      $ 15,560      $  7,865      $   1,442
                                                       ========      ========      =========

Total Assets
   Contract sales and marketing services ........      $240,782      $174,697      $ 102,960
   Product sales and distribution ...............        65,945        95,528             --
                                                       --------      --------      ---------
       Total ....................................      $306,727      $270,225      $ 102,960
                                                       ========      ========      =========

Depreciation expense
   Contract sales and marketing services ........      $  3,868      $  1,608      $   1,012
   Product sales and distribution ...............           120            --             --
                                                       --------      --------      ---------
       Total ....................................      $  3,988      $  1,608      $   1,012
                                                       ========      ========      =========

                                   Schedule II

                          PROFESSIONAL DETAILING, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 30, 1999, 2000 AND 2001


                                            BALANCE AT          ADDITIONS             (1)(2)          BALANCE AT
                                            BEGINNING           CHARGED TO          DEDUCTIONS            END
DESCRIPTION                                 OF PERIOD           OPERATIONS            OTHER            OF PERIOD
Against trade receivables--
Year ended December 30, 1999
   Allowance for doubtful accounts.......       --                    --                 --                --
Year ended December 30, 2000
   Allowance for doubtful accounts.......       --                 250,000               --              250,000
Year ended December 30, 2001
   Allowance for doubtful accounts.......     250,000            8,590,676           (5,148,629)       3,692,047

Against taxes--
Year ended December 30, 1999
   Tax valuation allowance...............       --                    --                 --                --
Year ended December 30, 2000
   Tax valuation allowance...............       --                 989,000               --              989,000
Year ended December 30, 2001
   Tax valuation allowance...............    989,000               819,046               --            1,808,046

----------
(1)   Accounts written-off.
(2)   Reserves reversed.