Form 10-Q
period 2002-03-31
PROFESSIONAL DETAILING INC
filed 2002-05-15
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24249

                                    PDI, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                22-2919486
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                              10 Mountainview Road
                      Upper Saddle River, New Jersey 07458
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|

As of May 10, 2002 the Registrant had a total of 14,014,349 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                                    PDI, INC.

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Consolidated Financial Statements (unaudited)

        Balance Sheets
        March 31, 2002 and December 31, 2001 .............................    3

        Statements of Operations -- Three Months
        Ended March 31, 2002 and 2001 ....................................    4

        Statements of Cash Flows -- Three
        Months Ended March 31, 2002 and 2001 .............................    5

        Notes to Financial Statements ....................................    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ..............................   15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ....................................   Not Applicable
Item 2. Changes in Securities and Use of Proceeds ............   Not Applicable
Item 3. Default Upon Senior Securities .......................   Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders ..   Not Applicable
Item 5. Other Information ....................................   Not Applicable
Item 6. Exhibits and Reports on Form 8-K .................................   23

SIGNATURES ...............................................................   24

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                              March 31,       December 31,
                                                                                2002              2001
                                                                             -----------      ------------
                                                                             (unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents ..........................................       $ 147,524        $ 160,043
   Short-term investments .............................................           3,397            7,387
   Inventory, net .....................................................              --              442
   Accounts receivable, net of allowance for doubtful accounts of
       $1,560 and $3,692 as of March 31, 2002 and December 31, 2001,
       respectively ...................................................          33,020           52,640
   Unbilled costs and accrued profits on contracts in progress ........           9,357            6,898
   Deferred training ..................................................           4,465            5,569
   Other current assets ...............................................           6,336            8,101
   Deferred tax asset .................................................          24,041           24,041
                                                                              ---------        ---------
Total current assets ..................................................         228,140          265,121
Net property, plant & equipment .......................................          22,132           21,044
Other long-term assets ................................................          15,796           16,506
                                                                              ---------        ---------
Total assets ..........................................................       $ 266,068        $ 302,671
                                                                              =========        =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................       $   5,862        $   9,493
   Accrued rebates and sales discounts ................................          59,381           68,403
   Accrued contract losses ............................................             600           12,256
   Accrued incentives .................................................          16,960           22,213
   Accrued salaries and wages .........................................          10,648            7,167
   Unearned contract revenue ..........................................          10,338           10,878
   Other accrued expenses .............................................          13,151           21,026
                                                                              ---------        ---------
Total current liabilities .............................................         116,940          151,436
                                                                              ---------        ---------
Long-term liabilities:
     Deferred tax liability ...........................................             300              300
                                                                              ---------        ---------
Total long-term liabilities ...........................................             300              300
                                                                              ---------        ---------
Total liabilities .....................................................       $ 117,240        $ 151,736
                                                                              ---------        ---------

Stockholders' equity:
   Common stock, $.01 par value, 100,000,000 shares authorized:
     shares issued and outstanding, March 31, 2002 - 13,969,389,
     December 31, 2001 - 13,968,097; restricted $.01 shares
     issued and outstanding, March 31, 2002 - 15,388,
     December 31, 2001 - 15,388 .......................................       $     140        $     140
   Preferred stock, $.01 par value, 5,000,000 shares authorized, no
     shares issued and outstanding ....................................              --               --
Additional paid-in capital ............................................         102,777          102,757
Additional paid-in capital, restricted ................................             954              954
Retained earnings .....................................................          45,741           48,008
Accumulated other comprehensive loss ..................................             (48)             (79)
Unamortized compensation costs ........................................            (626)            (735)
Treasury stock, at cost: 5,000 shares .................................            (110)            (110)
                                                                              ---------        ---------
Total stockholders' equity ............................................       $ 148,828        $ 150,935
                                                                              ---------        ---------
Total liabilities & stockholders' equity ..............................       $ 266,068        $ 302,671
                                                                              =========        =========

   The accompanying notes are an integral part of these financial statements

                                   PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2002           2001
                                                               --------      --------
                                                                    (unaudited)
Revenue
   Service, net ..........................................     $ 68,160      $ 78,087
   Product, net ..........................................        5,723        94,978
                                                               --------      --------
       Total revenue, net ................................       73,883       173,065
                                                               --------      --------
Cost of goods and services
   Program expenses (including related party amounts of
     $97 and $414 for the periods ended
     March 31, 2002 and 2001, respectively) ..............       67,277        55,395
   Cost of goods sold ....................................           --        64,215
                                                               --------      --------
       Total cost of goods and services ..................       67,277       119,610
                                                               --------      --------

Gross profit .............................................        6,606        53,455

Compensation expense .....................................        7,759        11,015
Other selling, general & administrative expenses .........        3,325        25,728
                                                               --------      --------
   Total selling, general & administrative expenses ......       11,084        36,743
                                                               --------      --------
Operating (loss) income ..................................       (4,478)       16,712
Other income, net ........................................          889         1,870
                                                               --------      --------
(Loss) income before provision for taxes .................       (3,589)       18,582
(Benefit) provision for income taxes .....................       (1,322)        7,653
                                                               --------      --------
Net (loss) income ........................................     $ (2,267)     $ 10,929
                                                               ========      ========

Basic net (loss) income per share ........................     $  (0.16)     $   0.79
                                                               ========      ========
Diluted net (loss) income per share ......................     $  (0.16)     $   0.77
                                                               ========      ========
Basic weighted average number of shares outstanding ......       13,969        13,843
                                                               ========      ========
Diluted weighted average number of shares outstanding ....       13,969        14,133
                                                               ========      ========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                             2002           2001
                                                                          ---------      ---------
                                                                                 (unaudited)
Cash Flows From Operating Activities
Net (loss) income from operations ...................................     $  (2,267)     $  10,929
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization ...............................         1,401            878
        Reserve for inventory obsolescence and bad debt .............        (2,132)         1,798
        Amortized compensation costs ................................           109            134
        Deferred tax asset, net .....................................            --            184
     Other changes in assets and liabilities:
        Decrease (increase) in accounts receivable ..................        21,752        (12,088)
        Decrease (increase) in inventory ............................           442        (14,399)
        (Increase) in unbilled costs ................................        (2,459)        (4,165)
        Decrease in deferred training ...............................         1,104            109
        Decrease in other current assets ............................         1,766            237
        Decrease (increase) in other long-term assets ...............           556           (216)
        (Decrease) increase in accounts payable .....................        (3,631)        17,626
        (Decrease) increase in accrued rebates and sales discounts ..        (9,021)        13,651
        (Decrease) in accrued contract losses .......................       (11,656)            --
        (Decrease) in accrued liabilities ...........................        (1,773)        (5,270)
        (Decrease) increase in unearned contract revenue ............          (539)            64
        (Decrease) in other current liabilities .....................        (7,877)        (1,260)
                                                                          ---------      ---------
Net cash (used in) provided by operating activities .................       (14,225)         8,212
                                                                          ---------      ---------

Cash Flows From Investing Activities
     Sale of short-term investments .................................         4,021             --
     Purchase of short-term investments .............................            --         (4,826)
     Other investments ..............................................            --           (740)
     Purchase of property and equipment .............................        (2,336)        (2,035)
                                                                          ---------      ---------
Net cash provided by (used in) investing activities .................         1,685         (7,601)
                                                                          ---------      ---------

Cash Flows From Financing Activities
     Net proceeds from exercise of stock options ....................            21            148
                                                                          ---------      ---------
Net cash provided by financing activities ...........................            21            148
                                                                          ---------      ---------

Net (decrease) increase in cash and cash equivalents ................       (12,519)           759
Cash and cash equivalents - beginning ...............................       160,043        109,000
                                                                          ---------      ---------
Cash and cash equivalents - ending ..................................     $ 147,524      $ 109,759
                                                                          =========      =========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of PDI, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

2. Ceftin Contract Termination

      In October 2000, the Company entered into an agreement with GlaxoSmithKline (GSK) for the exclusive U.S. marketing, sales and distribution rights for Ceftin(R) Tablets and Ceftin(R) for Oral Suspension, two dosage forms of a cephalosporin antibiotic, which agreement was terminated as of February 28, 2002 by mutual agreement of the parties. The agreement had a five-year term but was cancelable by either party without cause on 120 days notice. From October 2000 through February 2002, the Company marketed and sold Ceftin products, primarily to wholesale drug distributors, retail chains and managed care providers.

      On August 21 2001, the U.S. Court of Appeals overturned a preliminary injunction granted by the New Jersey District Court, which allowed for the entry of a generic competitor to Ceftin immediately upon approval by the FDA. The affected Ceftin patent had previously been scheduled to run through July 2003. As a result of this decision and its impact on future sales, in the third quarter of 2001, PDI recorded a charge to cost of goods sold and a related reserve of $24.0 million representing the anticipated future loss to be incurred by the Company under the Ceftin agreement as of September 30, 2001. The recorded loss was calculated as the excess of estimated costs that PDI was contractually obligated to incur to complete its obligations under the arrangement, over the remaining estimated gross profits to be earned under the contract from selling the inventory. These costs primarily consisted of amounts paid to GSK to reduce purchase commitments, estimated committed sales force, selling and marketing costs through the effective date of the termination, distribution costs, and fees to terminate existing arrangements. The Ceftin agreement was terminated by the Company and GSK under a mutual termination agreement entered into in December 2001. Under the termination agreement, the Company agreed to perform its marketing and distribution services through February 28, 2002. The Company also maintained responsibility for sales returns for product sold until the expiration date of the product sold, estimated to be December 31, 2004, and certain administrative functions regarding Medicaid rebates.

     As of March 31, 2002, the Company had approximately $600,000 remaining of the Ceftin contract loss reserve which consisted primarily of the remaining estimated selling, general and administrative costs required to be incurred pursuant to the contract termination, primarily relating to the Company's obligation to administer product sales returns. While the Company has certain performance requirements as discussed above, it had no remaining Ceftin inventory purchase commitments as of March 31, 2002. The Company also had

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

approximately $59.4 million in sales discounts, rebates and return reserves related to Ceftin at March 31, 2002 for estimated settlement of these obligations through the contract termination date.

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

5. New Business

      LifeCycle Ventures, Inc., (LCV) was incorporated in June 2000 as a wholly owned subsidiary of PDI. The LCV service offering provides pharmaceutical manufacturers with a new approach toward managing the resource constraints inherent in a large product portfolio. The mounting pressure to launch new drugs and quickly maximize sales of products in the growth phase of their lifecycles often leaves other products that could benefit from intensified sales and marketing efforts. LCV helps to maximize the sales and profit potential of these products by fully or partially funding and managing the marketing, sales and distribution efforts for the products in return for performance based compensation. LCV was merged into PDI, Inc. effective December 31, 2001.

      In May 2001, the Company entered into an agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. Pursuant to this agreement, the Company provides promotional, selling and marketing for Lotensin, as well as brand management. In exchange, the Company is entitled to receive a split of incremental net sales above specified baselines. Also pursuant to this agreement the Company copromotes Lotrel(R) in the U.S. for which it is entitled to be compensated on a fee for service basis with potential incentive payments based upon achieving certain net total prescriptions (TRx) objectives. Novartis has retained certain regulatory responsibilities for Lotensin and Lotrel and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event the Company's estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on the Company's results of operations, cash flows and liquidity. During the three months ended March 31, 2002, the Company's efforts on this contract did result in an operating loss because the sales of Lotensin did not exceed the specified baselines by an amount sufficient to cover its operating costs. While the Company currently estimates that future revenues will exceed costs associated

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

with this agreement, there is no assurance that actual revenues will exceed costs; in which event the activities covered by this agreement would continue to yield an operating loss.

      In October 2001, the Company entered into an agreement with Eli Lilly and Company (Eli Lilly) to copromote Evista(R) in the U.S. Evista is approved in the U.S. for the prevention and treatment of osteoporosis in postmenopausal women. Under the terms of the agreement, the Company provides sales representatives to copromote Evista to U.S. physicians. These sales representatives augment the Eli Lilly sales force promoting Evista. Under this agreement, the Company is entitled to be compensated based on net sales achieved above a predetermined level. The agreement does not provide for the direct reimbursement of expenses the Company incurs. The Eli Lilly arrangement is a performance based contract which extends through December 31, 2003, subject to earlier termination upon the occurrence of specific events. PDI's compensation is earned as a percentage of net factory sales above contractual baselines. To the extent that such baselines are not exceeded, which has been the case since the inception of the agreement, including the three months ended March 31, 2002, the Company receives no revenue. Further, the Company is required to commit a certain level of spending for promotional and selling activities including but not limited to sales representatives. These costs could range from $9.0 million to $12.0 million per quarter. Under the contract with Eli Lilly, the sales force assigned to Evista may also be used to promote other products, including products covered by other PDI copromotion arrangements which may allow the Company to generate additional revenue and absorb a portion of the costs related to the sales force. In the event the Company's estimates of the demand for Evista are not accurate, the Eli Lilly transaction could have a material adverse impact on its results of operations, cash flows and liquidity. While the Company currently estimates that its future revenues from Evista sales will exceed its costs associated with this agreement, there is no assurance that actual revenues will exceed costs; in which event the activities covered by this agreement would continue to yield an operating loss.

6. Acquisition

      On September 10, 2001, the Company acquired 100% of the capital stock of InServe Support Solutions ("InServe") in a transaction treated as an asset acquisition for tax purposes. InServe is a nationwide supplier of supplemental field-staffing programs for the medical device and diagnostics industries ("MD&D"). The acquisition has been accounted for as a purchase, subject to the provisions of SFAS 141 and SFAS 142. The net assets of InServe on the date of acquisition were approximately $1.3 million. The Company made payments to the Seller at closing of $8.5 million, net of cash acquired. Additionally, the Company put $3.0 million in escrow related to contingent payments payable during 2002 if certain defined benchmarks are achieved. The Company expects all benchmark performance criteria, except those related to certain financial measures in the amount of $265,265, will be achieved in 2002. In connection with this transaction, the Company recorded $7.9 million in goodwill, which is included in other long-term assets, and the remaining purchase price was allocated to identifiable assets and liabilities acquired.

      The following unaudited pro forma results of operations for the quarter ended March 31, 2001 assume that the Company and InServe had been combined as of the beginning of the period presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results which would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                  Three Months Ended
                                                    March 31, 2001
                                       -----------------------------------------
                                       (in thousands, except for per share data)
                                                     (unaudited)

Net sales - pro forma                                $   175,210
                                                     ===========
Net income - pro forma                               $    11,004
                                                     ===========
Pro forma diluted earnings per share                 $      0.78
                                                     ===========

7. Other Investments

      During the three months ended March 31, 2001, the Company made an additional investment of approximately $740,000 in convertible preferred stock of In2Focus, Inc., a United Kingdom contract sales company, bringing the total investment as of March 31, 2001 to $1.5 million. During the remainder of 2001, an additional investment of approximately $400,000 was made, raising PDI's ownership to approximately 12%. The Company recorded its investment under the cost method. In light of the negative operating cash flows and the uncertainty of achieving positive future results, the Company concluded as of December 31, 2001, that its investment related to in2Focus was other than temporarily impaired and was written down to zero, its current estimated net realizable value.

8. Inventory

      At March 31, 2002, there was a zero inventory balance due to the sale of all remaining inventory prior to the cancellation of PDI's distribution agreement with GSK for Ceftin. For the three months ended March 31, 2001, inventory was valued at the lower of cost or fair value. Cost was determined using the first in, first out costing method. Inventory consisted of only finished goods and was recorded net of a provision for obsolescence.

9. New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. Under these pronouncements, the Company's goodwill of approximately $11.0 million will no longer be amortized; but will be subject to an annual impairment test. The Company will assess the impairment under SFAS 142 by June 30, 2002.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

      The adoption of these accounting pronouncements did not have a material effect on the consolidated financial position and results of operations. PDI adopted these statements effective January 1, 2002.

      In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements.

      The Company does not expect the adoption of this accounting pronouncement to have a material effect, if any, on the consolidated financial position and results of operations.

10. Historical and Pro Forma Basic and Diluted Net Income/Loss Per Share

      Historical and pro forma basic and diluted net income/loss per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2002 and 2001 is as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2002       2001
                                                              ------     ------
                                                                (in thousands)
            Basic weighted average number of common
              shares outstanding ...........................  13,969     13,843
            Dilutive effect of stock options ...............      --        290
                                                              ------     ------
            Diluted weighted average number of common
              shares outstanding ...........................  13,969     14,133
                                                              ======     ======

      At March 31, 2002, 1,040,885 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. At March 31, 2001, 276,735 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

11. Short-Term Investments

      At March 31, 2002, short-term investments were $3.4 million, including approximately $916,000 of investments classified as available for sale securities. At March 31, 2001, short-term investments were $9.7 million, including approximately $840,000 of investments classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income (loss). All other short-term investments are stated at cost, which approximates fair value.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

12. Other Comprehensive Income (Loss)

      A reconciliation of net income (loss) as reported in the Consolidated Statements of Operations to Other comprehensive income (loss), net of taxes is presented in the table below.

                                                                    Three Months Ended
                                                                        March 31,
                                                                  ---------------------
                                                                    2002          2001
                                                                  -------      --------
                                                                       (thousands)
Net (loss) income ...........................................     $(2,267)     $ 10,929
Other comprehensive income, net of tax:
     Unrealized holding loss on
       available-for-sale securities arising during period ..         (67)         (108)
     Reclassification adjustment for losses
       included in net (loss) income ........................          20            17
                                                                  -------      --------
Other comprehensive (loss) income ...........................     $(2,314)     $ 10,838
                                                                  =======      ========

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

      The Company believes that each of these three complaints will ultimately be consolidated into one action. As of this filing, it has not yet answered any of the complaints, and discovery has not yet commenced. The Company believes that the allegations in these complaints are without merit and it intends to defend these actions vigorously.

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

14. Segment Information

      The Company operates under two reporting segments: sales and marketing services, and PDI Pharma, both of which have been changed since the December 31, 2001 financial presentation. Since the termination of the Ceftin contract and the elimination of product sales, effective February 28, 2002, the shift in management's focus on the business has been to view the traditional fee for service type arrangements (offered by the "sales and marketing services" segment) in the aggregate and to view the performance based contracts - those for which the Company is compensated based largely on the performance of the products that it is responsible for marketing and selling ("PDI Pharma" segment) - also in the aggregate. The sales and marketing services segment includes the Company's CSO business units; the Company's marketing services business unit, which includes marketing research and medical education and communication services; and the Company's medical device and diagnostics business unit. The PDI Pharma segment includes the Company's LifeCycle Extension services, product commercialization services and copromotion services, including product sales. The segment information from prior periods has been restated to conform to the current year's presentation.

      The "sales and marketing services" segment combines and replaces the "contract sales" and "marketing services" reporting segments included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Both of the current segments replace the "contract sales and marketing services" and "product sales and distribution" reporting segments included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      The accounting policies of the segments are described in note 1. Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments on the basis of revenue.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------      ---------
                                                              (thousands)
Revenue
     Sales and marketing services ..................    $ 56,457      $  94,699
     PDI Pharma ....................................      17,550         95,756
                                                        --------      ---------
         Total .....................................    $ 74,007      $ 190,455
                                                        ========      =========

Revenue, intersegment
     Sales and marketing services ..................    $    124      $  17,390
     PDI Pharma ....................................          --             --
                                                        --------      ---------
         Total .....................................    $    124      $  17,390
                                                        ========      =========

Revenue, less intersegment
     Sales and marketing services ..................    $ 56,333      $  77,309
     PDI Pharma ....................................      17,550         95,756
                                                        --------      ---------
         Total .....................................    $ 73,883      $ 173,065
                                                        ========      =========

EBIT
     Sales and marketing services ..................    $  3,020      $  11,886
     PDI Pharma ....................................      (4,999)         7,157
     Corporate charges .............................      (2,499)        (2,331)
                                                        --------      ---------
         Total .....................................    $ (4,478)     $  16,712
                                                        ========      =========

EBIT, intersegment
     Sales and marketing services ..................    $    (69)     $   2,928
     PDI Pharma ....................................         (55)        (2,928)
     Corporate charges .............................         124             --
                                                        --------      ---------
         Total .....................................    $     --      $      --
                                                        ========      =========

EBIT, less intersegment,
  before corporate allocations
     Sales and marketing services ..................    $  2,965      $   8,958
     PDI Pharma ....................................      (4,944)        10,085
     Corporate charges .............................      (2,499)        (2,331)
                                                        --------      ---------
         Total .....................................    $ (4,478)     $  16,712
                                                        ========      =========

Corporate allocations
     Sales and marketing services ..................    $ (1,905)     $  (1,041)
     PDI Pharma ....................................        (594)        (1,290)
     Corporate charges .............................       2,499          2,331
                                                        --------      ---------
         Total .....................................    $     --      $      --
                                                        ========      =========

EBIT, less corporate allocations
     Sales and marketing services ..................    $  1,060      $   7,917
     PDI Pharma ....................................      (5,538)         8,795
     Corporate charges .............................          --             --
                                                        --------      ---------
         Total .....................................    $ (4,478)     $  16,712
                                                        ========      =========

Reconciliation of EBIT to income before provision
   for income taxes
     Total EBIT for operating groups ...............    $ (4,478)     $  16,712
     Other income, net .............................         889          1,870
                                                        --------      ---------
         Income before provision for income taxes ..    $ (3,589)     $  18,582
                                                        ========      =========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           2002            2001
                                                          ------          ------
                                                               (thousands)
Capital expenditures
     Sales and marketing services ..............          $2,395          $1,877
     PDI Pharma ................................              --             158
                                                          ------          ------
         Total .................................          $2,395          $2,035
                                                          ======          ======

Depreciation expense
     Sales and marketing services ..............          $1,220          $  755
     PDI Pharma ................................              28               4
                                                          ------          ------
         Total .................................          $1,248          $  759
                                                          ======          ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

      Various statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth in "Certain Factors That May Affect Future Growth," under Part I, Item 1, of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

Overview

      We are an innovative sales and marketing company serving the pharmaceutical, biotech, and medical devices and diagnostics industries. Partnering with clients, we provide product-specific programs designed to maximize profitability throughout a product's lifecycle from pre-launch through maturity. We are recognized as an industry leader based on our track record of innovation and our ability to keep pace in a rapidly changing industry. We leverage our expertise in sales, brand management and product marketing, marketing research, medical education, medical affairs, and managed markets and trade relations to help meet strategic objectives and provide incremental value for product sales. We operate under two reporting segments: sales and marketing services and PDI Pharma. Within our two reporting segments we provide the following services:

o     Sales and marketing services:

      o     dedicated contract sales services;

      o     shared contract sales services;

      o     medical device and diagnostics sales and marketing services;

      o     marketing research and consulting services (TVG); and

      o     medical education and communication services (TVG).

o     PDI Pharma:

      o     LifeCycle Extension services (LCXT);

      o     product commercialization services (PCS);and

      o     copromotion services.

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

      On September 10, 2001, we acquired InServe Support Solutions (InServe) in a transaction treated as an asset acquisition for tax purposes. The acquisition was accounted for as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141 and SFAS 142. The net assets of InServe on the date of acquisition were approximately $1.3 million. At closing, we paid the former stockholders of InServe $8.5 million, net of cash acquired. Additionally, we deposited $3.0 million in escrow related to contingent payments payable during 2002 if certain defined benchmarks are achieved. In connection with this transaction, we recorded $7.9 million in goodwill, which is included in other long-term assets, and the remaining purchase price was allocated to identifiable assets and liabilities acquired.

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

PDI Pharma

      Beginning with the fourth quarter of 2000 we have entered into a number of significant performance based contracts and we use a variety of structures for such contracts. Our agreement with GlaxoSmithKline (GSK) regarding Ceftin(R) was a marketing and distribution contract, under which we had the exclusive right to market and distribute the designated Ceftin products in the U.S. The agreement had a five-year term but was cancelable by either party without cause on 120 days notice. The agreement was terminated by mutual consent, effective February 28, 2002. Contracts such as the Ceftin agreement, which require us to purchase and distribute product, have a greater number of risk factors than a traditional fee for service contract. Any future agreement that involves in-licensing or product acquisition would have similar risk factors.

      In May 2001, we entered into an agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. Under this agreement, we provide promotional, selling and marketing for Lotensin, as well as brand management. In exchange, we are entitled to receive a split of incremental net sales above specified baselines. Also under this agreement with Novartis, we copromote Lotrel(R) in the U.S. for which we are entitled to be compensated on a fee for service basis with potential incentive payments based upon achieving certain net total prescriptions (TRx) objectives. Novartis has retained regulatory responsibilities for Lotensin and Lotrel and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event our estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on our results of operations, cash flows and liquidity. During the three months ended March 31, 2002, our efforts on this contract did result in an operating loss because the sales of Lotensin did not exceed the specified baselines by an amount great enough to cover our operating costs. While we currently estimate that future revenues will exceed costs associated with this agreement, there is no assurance that actual revenues will exceed costs; in which event the activities covered by this agreement would continue to yield an operating loss.

      In October 2001, we entered into an agreement with Eli Lilly to copromote Evista in the U.S. Evista is approved in the U.S. for the prevention and treatment of osteoporosis in postmenopausal women. Under the terms of the agreement, we provide a sales representatives to copromote Evista to U.S. physicians. Our sales representatives augment the Eli Lilly sales force promoting Evista. Under this agreement, we are entitled to be compensated based on net sales achieved above a predetermined level. The agreement does not provide for the direct reimbursement of expenses we incur.

      The Eli Lilly arrangement contract is a performance based contract for a term through December 31, 2003, subject to earlier termination upon the occurrence of specific events. Our compensation is earned as a percentage of net factory sales above contractual baselines. To the extent that such baselines are not exceeded, which has been the case since the inception of the agreement, including the three months ended March 31, 2002, we receive no revenue. Further, we are required to commit a certain level of spending for promotional and selling activities including but not limited to sales representatives. These costs could range from $9.0 million to $12.0 million per quarter. The sales force assigned to Evista may be used to promote other products, including products covered by other PDI copromotion arrangements, which may allow us to generate additional revenue to cover the costs of the sales force. In the event our estimates of the demand for Evista are not accurate, the Eli Lilly transaction could have a material adverse impact on our results of operations, cash flows and liquidity. While we currently estimate that future revenues to us from Evista sales will exceed our costs associated with this agreement, there is no assurance that actual revenues will exceed costs; in which event the activities covered by this agreement would continue to yield an operating loss.

      We have also entered other performance based agreements that do not require the distribution, in-licensing or ownership of product. An important performance parameter is normally the level of sales attained by the product while we have marketing or promotional responsibility.

Revenues and expenses

      Our revenues and cost of goods and services are classified between service and product sales for reporting purposes. Historically, we have derived a significant portion of our service revenue from a limited number of clients. However, concentration of business in the pharmaceutical outsourcing industry is common and we believe that pharmaceutical companies will continue to outsource large projects as the pharmaceutical outsourcing industry continues to demonstrate an ability to successfully implement large programs. Accordingly, we are likely to continue to experience significant client concentration in future periods. Our three largest clients accounted for approximately 63.7% and 64.6% of our service revenue for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, product revenue from sales of Ceftin primarily came from three major customers who accounted for approximately 70.5% and 70.9% respectively, of total net product revenue. Of the $5.7 million recorded as product revenue for the three months ended March 31, 2002, only approximately $716,000 was from the sale of inventory. The balance of $5.0 million resulted from the net positive adjustments recorded in sales returns and allowances, discounts and rebates accounts for the first quarter of 2002 that have occurred as we continue to satisfy our liabilities relating to the previous reserves recorded as a result of Ceftin sales in prior periods. Because those reserves were initially set up as estimates, using historical data and other information, there may be both positive and negative adjustments made as the liabilities are settled in future periods and such adjustment will be reflected in product revenue with the classification of such accruals when initially recorded.

      Service revenue and program expenses

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

      Program expenses consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Program expenses include personnel costs and other costs, including facility rental fees, honoraria and travel expenses, associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. Expenses related to the product detailing of products we distribute such as Ceftin (as discussed below under Product revenue and cost of goods sold) are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

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

      Corporate overhead

      Selling, general and administrative expenses (SG&A) include compensation and general corporate overhead. Compensation expense consists primarily of salaries, bonuses, training and related benefits for senior management and other administrative, marketing, finance, information technology and human resources personnel who are not directly involved with executing a particular program. Other selling, general and administrative expenses include corporate overhead such as facilities costs, depreciation and amortization expenses and professional services fees; and with respect to product that we distribute, other SG&A also includes product detailing, marketing and promotional expenses.

Consolidated Results of Operations

      The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                                              Three Months Ended
                                                                   March 31,
                                                              -----------------
                                                               2002       2001
                                                              ------     ------
Revenue
   Service, net ...........................................     92.3%      45.1%
   Product, net ...........................................      7.7       54.9
                                                              ------     ------
     Total revenue, net ...................................    100.0%     100.0%
Cost of goods and services
   Program expenses .......................................     91.1       32.0
   Cost of goods sold .....................................       --       37.1
                                                              ------     ------
     Total cost of goods and services .....................     91.1       69.1

Gross profit ..............................................      8.9       30.9
Compensation expense ......................................     10.5        6.4
Other selling, general and administrative expenses ........      4.5       14.8
                                                              ------     ------
     Total selling, general and administrative expenses ...     15.0       21.2
                                                              ------     ------
Operating (loss) income ...................................     (6.1)       9.7
Other income, net .........................................      1.2        1.1
                                                              ------     ------
(Loss) income before provision for income taxes ...........     (4.9)      10.8
(Benefit) provision for income taxes ......................     (1.8)       4.4
                                                              ------     ------
Net (loss) income .........................................     (3.1)%      6.4%
                                                              ======     ======

      Revenue. Net revenue for the quarter ended March 31, 2002 was $73.9 million, 57.3% less than net revenue of $173.1 million for the quarter ended March 31, 2001. Net revenue from the sales and marketing services segment for the quarter ended March 31, 2002 was $56.3 million, $21.0 million less than net revenue of $77.3 million from those segments for the comparable prior year period. This decrease was primarily attributable to the loss of one large CSO contract, and the reduction in size or nonrenewal of several others, generally reflecting continued slower demand for traditional contract sales services. Net PDI Pharma revenue for the quarter ended March 31, 2002 was $17.6 million, of which $5.7 million was product revenue. Within product revenue, approximately $716,000 was attributable to sales of Ceftin and $5.0 million was attributable to the changes in estimates related to sales allowances and returns, discounts and rebates recorded on previous Ceftin sales. As during the fourth quarter of 2001, sales of Evista were below the contractual baseline and therefore we did not earn any revenue from that contract during the current quarter. The balance of $11.9 million was from other performance based contracts. PDI Pharma revenue for the three months ended March 31, 2001 was $95.8 million; of that amount, net product revenue was $95.0 million and the approximately $800,000 remaining revenue was from other performance based contracts.

      Cost of goods and services. Cost of goods and services for the quarter ended March 31, 2002 was $67.3 million, 43.8% less than cost of goods and services of $119.6 million for the quarter ended March 31, 2001. The decrease is primarily attributable to the termination of the Ceftin contract and the related cost of goods sold. As a percentage of total net revenue, cost of goods and services increased to 91.1% for the quarter ended March 31, 2002 from 69.1% in the comparable prior year period. This increase was primarily attributable to the negative gross profit associated with the Eli Lilly and Novartis contracts. Program expenses (i.e., cost of services) associated with the sales and marketing services segment for the quarter ended March 31, 2002 were $43.5 million, 20.9% less than program expenses of $55.0 million for the prior year period. As a percentage of sales and marketing services segment revenue, program expenses for the quarters ended March 31, 2002 and 2001 were 77.2% and 71.1%, respectively, primarily due to higher program costs for the marketing services provided by the TVG businesses. Cost of goods and services associated with the PDI Pharma segment was $23.8 million and $64.6 million for the quarters ended March 31, 2002 and 2001, respectively. As a percentage of PDI Pharma revenue, cost of goods and services for the quarters ended March 31, 2002 and 2001 were 135.4% and 67.5%, respectively. To date the revenues earned from the performance based contracts for Eli Lilly and Novartis have fallen short of sales and marketing costs associated with those contracts. Performance based contracts can achieve a gross profit percentage above our historical averages for contract sales programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product falls short of expectations, as was the case for the fourth quarter of 2001 and the current quarter. While we currently estimate that future revenues will exceed costs associated with these agreements, there is no assurance that actual revenues will exceed costs; in which event the activities covered by these agreements would continue to yield an operating loss.

      Compensation expense. Compensation expense for the quarter ended March 31, 2002 was $7.8 million, 29.6% less than $11.0 million for the comparable prior year period. As a percentage of total net revenue, compensation expense increased to 10.5% for the quarter ended March 31, 2002 from 6.4% for the quarter ended March 31, 2001. Compensation expense for the quarter ended March 31, 2002 attributable to the sales and marketing services segment was $6.6 million compared to $9.6 million for the quarter ended March 31, 2001. As a percentage of net revenue from the sales and marketing services segment, compensation expense decreased to 11.6% for the quarter ended March 31, 2002 from 12.5% for the quarter ended March 31, 2001. Compensation expense for the quarter ended March 31, 2002 attributable to the PDI Pharma segment was $1.2 million, or 6.8% of PDI Pharma revenue, compared to $1.4 million, or 1.4% in the prior year period. In future periods we expect the staffing for this segment to increase as capabilities are added. The increase in compensation expense as a percentage of revenue in the current period for the PDI Pharma segment was due to the termination of the Ceftin agreement, which led to lower revenues in the first quarter, while compensation expense remained relatively fixed.

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $3.3 million for the quarter ended March 31, 2002, 87.1% less than other selling, general and administrative expenses of $25.7 million for the quarter ended March 31, 2001. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 4.5% for the quarter ended March 31, 2002 from 14.8% for the quarter ended March 31, 2001. Other selling, general and administrative expenses attributable to sales and marketing services segment for the quarter ended March 31, 2002 were $5.2 million, an increase of 8.8% over other selling, general and administrative expenses of $4.8 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 9.1% and 6.2% for the quarters ended March 31, 2002 and 2001, respectively. This increase was primarily due to continued discretionary expenditures in information technology resulting in increased depreciation expense. Other selling, general and administrative expenses attributable to the PDI Pharma segment for the quarter ended March 31, 2002 consisted of a credit of $1.9 million, which was comprised of a $2.1 million reversal of a prior bad debt reserve accrual related to certain Ceftin product sales which were subsequently settled favorably. This was partially offset by other expenses for data costs and professional fees. This net credit in selling, general and administrative expenses significantly impacted the total other selling, general and administrative expenses as a percentage of total net revenue. As discussed previously, approximately $12.3 million of committed selling expenses were included in the determination of the loss on the Ceftin contract which was recorded through cost of goods sold in the third quarter 2001. Furthermore, during the first quarter the costs related to the Ceftin sales force were recorded as a selling and administrative expense. Other selling, general and administrative expenses for the Ceftin product consisted primarily of field selling costs, direct marketing expenses, business insurance and professional fees. We believe that we currently have adequate reserves to cover losses for bad debts and do not anticipate any material increases during the remainder of 2002.

      Operating (loss) income. There was an operating loss for the quarter ended March 31, 2002 of $4.5 million, compared to operating income of $16.7 million for the quarter ended March 31, 2001. Operating income for the quarter ended March 31, 2002 for the sales and marketing services segment was $1.1 million, or 86.6% less than the sales and marketing services operating income for the quarter ended March 31, 2001 of $7.9 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 1.9% for the quarter ended March 31, 2002, from 10.2% for the comparable prior year period. The operating loss was primarily the result of losses generated by the performance based contracts in 2002. There was an operating loss for the PDI Pharma segment for the quarter ended March 31, 2002 of $5.6 million, compared to operating income of $8.8 million for the prior year period, all of which was attributable to the Ceftin contract.

      Other income, net. Other income, net, for the quarters ended March 31, 2002 and 2001 was $889,000 and $1.9 million, respectively, and was comprised primarily of interest income due to lower available cash balances and significantly lower interest rates.

      (Benefit) provision for income taxes. There was an income tax benefit of $1.3 million for the quarter ended March 31, 2002, compared to income tax expense of $7.6 million for the quarter ended March 31, 2001, which consisted of Federal and state corporate income taxes. The effective tax rate for the quarter ended March 31, 2002 was 36.9%, compared to an effective tax rate of 41.2% for the quarter ended March 31, 2001.

      Net (loss) income. There was a net loss for the quarter ended March 31, 2002 of $2.3 million, compared to net income of $10.9 million for the quarter ended March 31, 2001 due to the factors discussed previously.

Liquidity and capital resources

      As of March 31, 2002, we had cash and cash equivalents and short-term investments of approximately $150.9 million and working capital of $111.2 million compared to cash and cash equivalents and short-term investments of approximately $119.4 million and working capital of $129.8 million at March 31, 2001.

      For the three months ended March 31, 2002, net cash used in operating activities was $14.2 million, compared to $8.2 million cash provided by operating activities for the same period in 2001. The main components of cash used in operating activities were a net loss from operations of $2.3 million, along with a net negative non-cash adjustment for depreciation, amortization, reversal of a bad debt reserve and the amortization of deferred compensation costs of approximately $622,000 and a negative cash impact of $11.3 million from changes in "Other assets and liabilities." During the fourth quarter of 2001 we agreed with GSK to terminate the Ceftin marketing and distribution agreement as of February 28, 2002, thus the decline in inventory and the reduction in accounts receivable, accrued rebates and discounts, accrual for contract losses, and other liability accounts were associated with the winding down of Ceftin activities. The balances in "Other changes in assets and liabilities" may fluctuate depending on a number of factors, including seasonality of product sales, the number and size of programs, contract terms and other timing issues; these fluctuations may vary in size and direction each reporting period.

      When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of March 31, 2002, we had $10.3 million of unearned contract revenue and $9.4 million of unbilled costs and accrued profits. Substantially all deferred and unbilled costs and accrued profits are earned or billed, as the case may be, within 12 months of the end of the respective period.

      For the three months ended March 31, 2002, net cash provided by investing activities was $1.7 million, comprised of the sale of $4.0 million of short-term investments, partially offset by $2.3 million in additions to property, plant and equipment.

      For the three months ended March 31, 2002, net cash provided by financing activities was approximately $21,000. This increase in cash is due to the net proceeds received from the exercise of common stock options by employees.

      Capital expenditures during the three months ended March 31, 2002 and 2001 were $2.3 million and $2.0 million, respectively, and were funded out of cash generated from operations.

      We entered a credit agreement dated as of March 30, 2001 with a syndicate of banks, for which PNC Bank, National Association acted as Administrative and Syndication Agent, that provided for both a three-year, $30 million unsecured revolving credit facility and a one-year, renewable, $30 million unsecured revolving credit facility. The credit facilities were structured to accommodate certain provisions within the Ceftin agreement. Borrowings under the agreement bore interest equal to either an average London interbank offered rate (LIBOR) plus a margin ranging from 1.5% to 2.25%, depending on our ratio of funded debt to earnings before interest, taxes depreciation and amortization (EBITDA); or the greater of prime or the federal funds rate plus a margin ranging from zero to 0.25%, depending on our ratio of funded debt to EBITDA. We were required to pay a commitment fee quarterly in arrears for each of the long-term and short-term credit facilities. These fees range from 0.175% to 0.325% for the long-term credit facility and from 0.25% to 0.40% for the short-term credit facility, depending on our ratio of funded debt to EBITDA. The credit agreement contained customary affirmative and negative covenants including financial covenants requiring the maintenance of a specified consolidated minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum consolidated net worth and a capital expenditure limitation (as defined in the agreement). At December 31, 2001, we were in compliance with these covenants, except for the minimum fixed charge coverage ratio. Since the inception of these credit facilities there have been no draw downs and there was no outstanding balance as of December 31, 2001. In light of the Ceftin agreement termination, we terminated these credit facilities, effective April 2002. We are currently working with the banks to obtain an asset based credit facility.

      We believe that our cash and cash equivalents and future cash flows generated from operations will be sufficient to meet our foreseeable operating and capital requirements for the next twelve months. We continue to evaluate and review acquisition candidates and financing opportunities in the ordinary course of business.

Part II - Other Information

Item 1 - Not Applicable

Item 2 - Not Applicable

Item 3 - Not Applicable

Item 4 - Not Applicable

Item 5 - Not Applicable

Item 6 - Reports on Form 8-K

      During the three months ended March 31, 2002, the Company filed the following reports on Form 8-K:

                         Date              Item              Description
                  -----------------        ----       --------------------------
                  February 4, 2002           5        Bayer Contract Termination
                  February 19, 2002          5        Earnings Press Release

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

May 15, 2002                                        PDI, INC.


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