Form 10-Q
period 2002-06-30
PROFESSIONAL DETAILING INC
filed 2002-08-14
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                     FORM 10-Q
Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

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

                                Yes |X|   No |_|

As of August 8, 2002 the Registrant had a total of 14,107,762 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                                    PDI, INC.


PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.    Consolidated Financial Statements (unaudited)

           Balance Sheets
           June 30, 2002 and December 31, 2001.................................3

           Statements of Operations -- Three and Six Months
           Ended June 30, 2002 and 2001........................................4

           Statements of Cash Flows -- Six Months
           Ended June 30, 2002 and 2001........................................5

           Notes to Financial Statements.......................................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................16

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..................................................27
Item 2.    Changes in Securities and Use of Proceeds..............Not Applicable
Item 3.    Default Upon Senior Securities.........................Not Applicable
Item 4.    Submission of Matters to a Vote of Security Holders................27
Item 5.    Other Information......................................Not Applicable
Item 6.    Exhibits and Reports on Form 8-K...................................28

SIGNATURES        ............................................................29

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                   June 30,     December 31,
                                                                     2002          2001
                                                                  -----------   ----------
                                                                  (unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents ...................................   $  68,925    $ 160,043
   Short-term investments ......................................      19,680        7,387
   Inventory, net ..............................................          --          442
   Accounts receivable, net of allowance for doubtful
       accounts of $1,396 and $3,692 as of June 30, 2002 and
       December 31, 2001, respectively .........................      26,669       52,640
   Unbilled costs and accrued profits on contracts in progress .      10,568        6,898
   Deferred training ...........................................       5,099        5,569
   Other current assets ........................................       4,734        8,101
   Deferred tax asset ..........................................      24,041       24,041
                                                                   ---------    ---------
Total current assets ...........................................     159,716      265,121
Net property, plant & equipment ................................      22,152       21,044
Other long-term assets .........................................      16,342       16,506
                                                                   ---------    ---------
Total assets ...................................................   $ 198,210    $ 302,671
                                                                   =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................   $   5,119    $   9,493
   Accrued returns, rebates and sales discounts ................      20,456       68,403
   Accrued contract losses .....................................          --       12,256
   Accrued incentives ..........................................      14,639       22,213
   Accrued salaries and wages ..................................       5,170        7,167
   Unearned contract revenue ...................................       5,658       10,878
   Other accrued expenses ......................................       5,442       21,026
                                                                   ---------    ---------
Total current liabilities ......................................      56,484      151,436
                                                                   ---------    ---------
Long-term liabilities:
     Deferred tax liability ....................................         300          300
                                                                   ---------    ---------
Total long-term liabilities ....................................         300          300
                                                                   ---------    ---------
Total liabilities ..............................................   $  56,784    $ 151,736
                                                                   ---------    ---------
Stockholders' equity:
   Common stock, $.01 par value, 100,000,000 shares
     authorized: shares issued and outstanding, June 30, 2002
     - 14,063,438, December 31, 2001 - 13,968,097; restricted
     $.01 shares issued and outstanding, June 30, 2002 - 27,937,
     December 31, 2001 - 15,388 ................................   $     141    $     140
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding ..............          --           --
Additional paid-in capital .....................................     104,252      102,757
Additional paid-in capital, restricted .........................       1,547          954
Retained earnings ..............................................      36,550       48,008
Accumulated other comprehensive loss ...........................         (88)         (79)
Unamortized compensation costs .................................        (866)        (735)
Treasury stock, at cost: 5,000 shares ..........................        (110)        (110)
                                                                   ---------    ---------
Total stockholders' equity .....................................   $ 141,426    $ 150,935
                                                                   ---------    ---------
Total liabilities & stockholders' equity .......................   $ 198,210    $ 302,671
                                                                   =========    =========

   The accompanying notes are an integral part of these financial statements

                                   PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                              Three Months            Six Months
                                                             Ended June 30,          Ended June 30,
                                                          --------------------   ---------------------
                                                            2002        2001       2002         2001
                                                          --------    --------   ---------    --------
                                                                          (unaudited)
Revenue
   Service, net .......................................   $ 66,033    $ 64,789   $ 134,192    $142,876
   Product, net .......................................        500      79,155       6,224     174,133
                                                          --------    --------   ---------    --------
      Total revenue, net ..............................     66,533     143,944     140,416     317,009
                                                          --------    --------   ---------    --------
Cost of goods and services
   Program expenses (including related party amounts of
     $8 and $426 for the quarters ended June 30, 2002
     and 2001, and $105 and $585 for the six months
     ended June 30, 2002 and 2001, respectively) ......     65,721      53,321     132,998     108,716
   Cost of goods sold .................................         --      51,523          --     115,738
                                                          --------    --------   ---------    --------
      Total cost of goods and services ................     65,721     104,844     132,998     224,454
                                                          --------    --------   ---------    --------

Gross profit ..........................................        812      39,100       7,418      92,555

Compensation expense ..................................      9,294       9,162      17,053      20,177
Other selling, general & administrative expenses ......      6,450      23,546       9,775      49,273
                                                          --------    --------   ---------    --------
   Total selling, general & administrative expenses ...     15,744      32,708      26,828      69,450
                                                          --------    --------   ---------    --------
Operating (loss) income ...............................    (14,932)      6,392     (19,410)     23,105
Other income, net .....................................        356       1,537       1,245       3,407
                                                          --------    --------   ---------    --------
(Loss) income before provision for taxes ..............    (14,576)      7,929     (18,165)     26,512
(Benefit) provision for income taxes ..................     (5,385)      3,527      (6,707)     11,181
                                                          --------    --------   ---------    --------
Net (loss) income .....................................   $ (9,191)   $  4,402   $ (11,458)   $ 15,331
                                                          ========    ========   =========    ========


Basic net (loss) income per share .....................   $  (0.66)   $   0.32   $   (0.82)   $   1.11
                                                          ========    ========   =========    ========
Diluted net (loss) income per share ...................   $  (0.66)   $   0.31   $   (0.82)   $   1.08
                                                          ========    ========   =========    ========

Basic weighted average number of shares outstanding ...     14,003      13,856      13,986      13,849
                                                          ========    ========   =========    ========
Diluted weighted average number of shares outstanding .     14,003      14,246      13,986      14,189
                                                          ========    ========   =========    ========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Six Months
                                                                                   Ended June 30,
                                                                              ----------------------
                                                                                 2002         2001
                                                                              ---------    ---------
                                                                                    (unaudited)
Cash Flows From Operating Activities
Net (loss) income from operations .........................................   $ (11,458)   $  15,331
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization .....................................       3,046        1,816
        Reserve for inventory obsolescence and bad debt ...................      (2,262)       3,565
        Loss on other investment ..........................................         379           --
        Amortized compensation costs ......................................         218          195
        Deferred tax asset, net ...........................................          --           --
     Other changes in assets and liabilities:
        Decrease (increase) in accounts receivable ........................      28,233       11,825
        Decrease (increase) in inventory ..................................         442      (34,810)
        (Increase) in unbilled costs ......................................      (3,670)      (7,856)
        Decrease (increase) in deferred training ..........................         470       (5,714)
        Decrease in other current assets ..................................       3,368        1,605
        (Increase) decrease in other long-term assets .....................        (143)        (250)
        (Decrease) increase in accounts payable ...........................      (4,374)      11,594
        (Decrease) increase in accrued returns, rebates and sales discounts     (47,947)      29,193
        (Decrease) in accrued contract losses .............................     (12,256)          --
        (Decrease) increase in accrued liabilities ........................      (8,978)       1,601
        (Decrease) increase in unearned contract revenue ..................      (5,219)      (2,548)
        (Decrease) in other current liabilities ...........................     (15,935)     (13,714)
                                                                              ---------    ---------
Net cash (used in) provided by operating activities .......................     (76,086)      11,833
                                                                              ---------    ---------

Cash Flows From Investing Activities
     Sale of short-term investments .......................................          --           --
     Purchase of short-term investments ...................................     (12,303)     (37,022)
     Investments in iPhysicianNet and In2Focus ............................        (379)      (1,102)
     Purchase of property and equipment ...................................      (3,847)      (5,940)
                                                                              ---------    ---------
Net cash used in investing activities .....................................     (16,529)     (44,064)
                                                                              ---------    ---------

Cash Flows From Financing Activities Net proceeds from employee
     stock purchase plan and the exercise of stock options ................       1,497          639
                                                                              ---------    ---------
Net cash provided by financing activities .................................       1,497          639
                                                                              ---------    ---------

Net decrease in cash and cash equivalents .................................     (91,118)     (31,592)
Cash and cash equivalents - beginning .....................................     160,043      109,000
                                                                              ---------    ---------
Cash and cash equivalents - ending ........................................   $  68,925    $  77,408
                                                                              =========    =========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of PDI, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

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

      As of June 30, 2002, the Company had no remaining Ceftin contract loss reserve. At December 31, 2001, the reserve had consisted primarily of the remaining estimated selling, general and administrative costs required to be incurred to fulfill remaining obligations under the contract termination. While the Company has certain responsibilities as discussed above, it had no remaining Ceftin inventory purchase commitments as of June 30, 2002. The Company also had approximately $20.5 million in sales discounts, rebates and return reserves related to Ceftin at June 30,

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

2002 for estimated settlement of these obligations through the contract termination date.

3. Repurchase Program

      On September 21, 2001, the Company announced that its Board of Directors had unanimously authorized management to repurchase up to $7.5 million of its common stock. Subject to availability, the transactions may be made from time to time in the open market or directly from stockholders at prevailing market prices that the Company deems appropriate. The repurchase program was implemented to ensure stability of the trading in PDI's common shares in light of the September 11, 2001 terrorist activity. In October 2001, 5,000 shares were repurchased in open market transaction for a total of $110,000. As of June 30, 2002, no other shares had been repurchased under this program. This program is ongoing and future purchases may be effected.

4. Performance Based Contracts and Related Contingencies

      In October 2001, the Company entered into an agreement with Eli Lilly and Company (Eli Lilly) to copromote Evista in the U.S. Evista is approved in the U.S. for the prevention and treatment of osteoporosis in postmenopausal women. Under the terms of the agreement, the Company provides sales representatives to copromote Evista to U.S. physicians. These sales representatives augment the Eli Lilly sales force promoting Evista. Under this agreement, the Company is entitled to be compensated based on net sales achieved above a predetermined level. The agreement does not provide for the reimbursement of expenses the Company incurs.

      The Eli Lilly arrangement is a performance based contract for a term through December 31, 2003, subject to earlier termination upon the occurrence of specific events. The Company is required to commit a certain level of spending for promotional and selling activities, including but not limited to sales representatives, which could range from $9.0 million to $12.0 million per quarter. The sales force assigned to Evista may be used to promote other products, including products covered by other PDI copromotion arrangements. Since the inception of the agreement, the Evista sales force has been used to promote products covered by other PDI copromotion arrangements, partially offsetting the costs of the sales force. The Company's compensation for Evista is determined based upon a percentage of net factory sales of Evista above contractual baselines. To the extent that such baselines are not exceeded, which has been the case since the inception of the agreement, including the three and six months ended June 30, 2002, the Company receives no revenue. Because the Company has not earned any revenue under the Evista contract this year, it recognized negative gross profit of approximately $8.7 million and $8.9 million, respectively, for the quarters ended March 31, 2002 and June 30, 2002, respectively. Further, because the baseline is cumulative and the Company does not project Evista sales will exceed the baseline by the end of the third quarter, it expects to recognize additional negative gross profit under this contract, ranging from $7.0 million to $10.0 million, for the third quarter ending September 30, 2002.

      Although the Company anticipates negative gross profit for this contract in the third quarter of 2002, it currently estimates that revenues over the remaining life of this contract will exceed the future costs associated with this contract. Factors underlying this estimate include recent prescription trends following the publication in July 2002 of studies by the Women's Health Initiative and the National Cancer Institute highlighting new risks associated with hormone replacement therapy and therefore potentially increasing prescriptions for osteoporosis products such as Evista. The Company is continuing to monitor these trends and is evaluating their impact on its performance under this contract. Consistent with the Company's policy regarding contract accounting, if at any point it determines that its estimates for the demand for Evista are not accurate and the Company assesses that it is probable that revenues over the remaining life of the

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

contract will not exceed the future costs associated with the contract, the Company will record a reserve equal to the estimated loss over the remaining life of the contract. There is no assurance that actual revenues will exceed the Company's costs or that it will not determine at a future date that a contract loss reserve is required. Additionally, continuing operating losses under this contract or a contract loss reserve could have a material adverse impact on the Company's results of operations, cash flows and liquidity.

      In May 2001, the Company entered into an agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. Under this agreement, the Company provides promotional, selling and marketing for Lotensin, as well as brand management. In exchange, the Company is entitled to receive a split of incremental net sales above specified baselines. Also under this agreement with Novartis, the Company copromotes Lotrel(R) in the U.S. for which it is entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain total prescriptions (TRx) objectives. On May 20, 2002, the Company expanded this agreement with the addition of Diovan(R) and Diovan HCT(R). As with Lotrel, the Company copromotes Diovan and Diovan HCT in the U.S. for which it is entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain total prescriptions (TRx) objectives. Novartis has retained regulatory responsibilities for Lotensin, Lotrel and Diovan and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event the Company's estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on its results of operations, cash flows and liquidity. During the three and six months ended June 30, 2002, the Company's efforts on this contract resulted in an operating loss because the sales of Lotensin did not exceed the specified baselines by an amount sufficient to cover its operating costs. While the Company currently estimates that future revenues will exceed costs associated with this agreement, there is no assurance that actual revenues will exceed costs; in which event the activities covered by this agreement would continue to yield an operating loss and a contract loss reserve could be required.

5. Acquisition

      On September 10, 2001, the Company acquired 100% of the capital stock of InServe Support Solutions ("InServe") in a transaction treated as an asset acquisition for tax purposes. InServe is a nationwide supplier of supplemental field-staffing programs for the medical device and diagnostics industries ("MD&D"). The acquisition has been accounted for as a purchase, subject to the provisions of SFAS 141 and SFAS 142. The net assets of InServe on the date of acquisition were approximately $1.3 million. The Company made payments to the Seller at closing of $8.5 million, net of cash acquired. Additionally, the Company put $3.0 million in escrow related to contingent payments payable during 2002 if certain defined benchmarks are achieved. In April 2002, $1.2 million of the escrow was paid to the Seller and $265,265 was returned to the Company due to nonachievement of a performance benchmark. $1.5 million remains in escrow subject to certain contingencies. In connection with these transactions, the Company recorded $6.3 million in goodwill, which is included in other long-term assets, and the remaining purchase price was allocated to identifiable tangible and intangible assets and liabilities acquired.

      The following unaudited pro forma results of operations for the three and six months ended June 30, 2001 assume that the Company and InServe had been combined as of the beginning of the period presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results which would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                     Three             Six
                                                  Months Ended     Months Ended
                                                  June 30, 2001    June 30, 2001
                                                  -------------    -------------
                                                      (in thousands, except
                                                       for per share data)
                                                           (unaudited)

Total revenue, net - pro forma ................    $   147,019       $322,977
                                                   ===========       ========
Net income - pro forma ........................    $     4,504       $ 15,512
                                                   ===========       ========
Pro forma diluted earnings per share ..........    $      0.32       $   1.09
                                                   ===========       ========

6. Other Investments

      In February 2002 and in July 2002, the Company made an additional investment of approximately $379,000 in the preferred stock of iPhysicianNet, Inc ("iPhysicianNet"). Because iPhysicianNet has only incurred operating losses to date, the Company was required to write off this investment in the six month period ended June 30, 2002. During the six months ended June 30, 2001, the Company made an additional investment of approximately $740,000 in convertible preferred stock of In2Focus, Inc., a United Kingdom contract sales company, bringing its total investment as of June 30, 2001 to $1.5 million. During the remainder of 2001, an additional investment of approximately $400,000 was made, raising PDI's ownership to approximately 12%. The Company recorded its investment under the cost method. In light of the negative operating cash flows and the uncertainty of achieving positive future results, the Company concluded as of December 31, 2001 that its investment related to In2Focus was other than temporarily impaired and it was written down to zero, the current estimated net realizable value.

7. Inventory

      At June 30, 2002, there was a zero inventory balance due to the sale of all remaining inventory prior to the termination of PDI's distribution agreement with GSK for Ceftin. For the six months ended June 30, 2001, inventory was valued at the lower of cost or fair value. Cost was determined using the first in, first out costing method. Inventory consisted of only finished goods and was recorded net of a provision for obsolescence.


8. New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. Under these pronouncements, the Company's goodwill of approximately $9.6 million will no longer be amortized; but will be subject to an annual impairment test. The Company has assessed the impairment under SFAS 142 and the results are discussed in footnote number 13.

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

      The adoption of these SFAS 141 through 144 did not have a material effect on the consolidated financial position and results of operations of the Company. PDI adopted these statements effective January 1, 2002.

      In May 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64. Amendment of FAS 13, and Technical Corrections as of April 2002" ("SFAS 145"). The statement rescinds SFAS 4 (as amended by SFAS 64) which required extraordinary item treatment for gains and losses on extinguishments of debt, as well as SFAS 44, which does not affect the Company. Additionally, the statement amends certain provisions of SFAS 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to extinguishments of debt are effective for the Company beginning January 1, 2003, and all other provisions are effective for transactions occurring on or financial statements issued after May 15, 2002. The Company is currently evaluating the impact of this statement on its financial statements.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3, and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan as was the case under EITF 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact of this statement on its financial statements.

9. Historical and Pro Forma Basic and Diluted Net Income/Loss Per Share

      Historical and pro forma basic and diluted net income/loss per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2002 and 2001 is as follows:

                                        Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                         -----------------     -----------------
                                          2002       2001       2002       2001
                                         ------     ------     ------     ------
                                                     (in thousands)
Basic weighted average number
     of common shares outstanding ..     14,003     13,856     13,986     13,849
Dilutive effect of stock options ...         --        390         --        340
                                         ------     ------     ------     ------
Diluted weighted average number
     of common shares outstanding ..     14,003     14,246     13,986     14,189
                                         ======     ======     ======     ======

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

      At June 30, 2002, 1,023,880 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. At June 30, 2001, 276,135 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

10. Short-Term Investments

      At June 30, 2002, short-term investments were approximately $19.7 million, including approximately $1.2 million of investments classified as available for sale securities. At June 30, 2001, short-term investments were $41.9 million, including approximately $905,000 of investments classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income (loss). All other short-term investments are stated at cost, which approximates fair value.

11. Other Comprehensive (Loss) Income

      A reconciliation of net (loss) income as reported in the Consolidated Statements of Operations to Other comprehensive (loss) income, net of taxes is presented in the table below.

                                                Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                -------------------     ----------------------
                                                  2002        2001        2002          2001
                                                -------      ------     --------      --------
                                                                (thousands)
Net (loss) income .........................     $(9,191)     $4,402     $(11,458)     $ 15,331
Other comprehensive income, net of tax:
     Unrealized holding (loss) gain on
       available-for-sale securities
       arising during period ..............         (61)         28          (50)          (73)
     Reclassification adjustment for losses
       included in net (loss) income ......          21          --           41            10
                                                -------      ------     --------      --------
Other comprehensive (loss) income .........     $(9,231)     $4,430     $(11,467)     $ 15,268
                                                =======      ======     ========      ========

12. Commitments and Contingencies

      The Company is engaged in the business of providing sales and marketing services including the detailing of pharmaceutical products and providing after sales support for medical devices and diagnostics, and through PDI Pharma is also in the business of selling, marketing and distributing pharmaceutical products. Such activities could expose the Company to risk of liability for personal injury or death to persons using such products. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

      In January and February 2002, the Company, its chief executive officer, and its chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 (the "1934 Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs and lead plaintiffs' counsel. A consolidated and amended complaint was filed on July 29, 2002.

      The consolidated and amended complaint names the Company, its chief executive officer, and its chief financial officer as defendants; purports to state claims against them on behalf of all persons who purchased the Company's common stock between May 22, 2001 and November 12, 2001; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the consolidated and amended complaint is that the defendants intentionally or recklessly made false or misleading public statements and omissions concerning the Company's financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline, as well as its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corp.

      As of this filing, the Company has not yet answered the consolidated and amended complaint and intends to file a motion to dismiss under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. Discovery has not yet commenced in the consolidated action. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

      The Company has been named as a defendant in numerous lawsuits, including a class action matter, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and marketed by the Company on Bayer's behalf. The Company expects to be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. The Company intends to defend these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses it incurs relating to these proceedings.

      Other than the foregoing, the Company is not currently a party to any material pending litigation and it is not aware of any material threatened litigation.

13. Goodwill and Intangible Assets

      The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in fiscal year 2002. The effect of this adoption was to cease amortization of goodwill and certain other indefinite-lived intangible assets, which resulted in a decrease in amortization expense in the second quarter and six months ended June 30, 2002 of approximately $236,000 and $502,000, respectively. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and has determined that no impairment existed at January 1, 2002. The Company will evaluate goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows. The Company's total goodwill which is not subject to amortization is $9.6 million as of June 30, 2002, all of which relates to the sales and marketing services segment.

                                    PDI, INC.
               NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                  (unaudited)

      The statements of operations adjusted to exclude amortization expense for 2001 related to goodwill and related taxes are as follows:

                                             Three Months Ended         Six Months Ended
                                                    June 30,                 June 30,
                                             -------------------     ---------------------
                                              2002         2001        2002          2001
                                             -------      ------     --------      -------
                                                                      (in thousands)
Net (loss) income, as reported .........     $(9,191)     $4,402     $(11,458)     $15,331
Pro forma goodwill amortization expense,
     net of tax ........................          --          62           --          126
                                             -------      ------     --------      -------
Net (loss) income pro forma ............     $(9,191)     $4,464     $(11,458)     $15,457
                                             =======      ======     ========      =======
Net (loss) earnings per share
 diluted pro forma .....................     $ (0.66)     $ 0.31     $  (0.82)     $  1.09
                                             =======      ======     ========      =======

14. Segment Information

      The Company operates under two reporting segments: sales and marketing services, and PDI Pharma, both of which have been changed since the December 31, 2001 financial presentation. Since the termination of the Ceftin contract and the elimination of product sales, effective February 28, 2002, the shift in management's focus on the business has been to view the traditional fee for service type arrangements (offered by the "sales and marketing services" segment) in the aggregate and to view the performance based contracts - those for which the Company is compensated based largely on the performance of the products that it is responsible for marketing and/or selling ("PDI Pharma" segment) - also in the aggregate. The sales and marketing services segment includes the Company's CSO business units; the Company's marketing services business unit, which includes marketing research and medical education and communication services; and the Company's medical device and diagnostics business unit. The PDI Pharma segment includes the Company's LifeCycle Extension services, product commercialization services and copromotion services, including product sales. The segment information from prior periods has been restated to conform to the current year's presentation.

      In the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2001 and Annual Report on Form 10-K for the year ended December 31, 2001, the Company had "contract sales and marketing services" and "product sales and distribution" reporting segments. "Product sales and distribution" was comprised only of the Ceftin contract which was a performance based contract and is now included in the PDI Pharma segment. The PDI Pharma segment now also includes the Company's other performance based contracts, such as for Lotensin and Evista; previously these contracts were combined in the Company's "contract sales and marketing services" segment. The "sales and marketing services" segment is comprised of all non performance based contracts.

      Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments on the basis of total salary costs. Corporate headquarters costs have been allocated to prior periods also on the basis of total salary costs.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                       Three Months Ended            Six Months Ended
                                            June 30,                      June 30,
                                    -----------------------      ------------------------
                                      2002           2001           2002           2001
                                    --------      ---------      ---------      ---------
                                                         (thousands)
Revenue
   Sales and marketing services     $ 50,882      $  84,192      $ 107,339      $ 178,891
   PDI Pharma .................       15,897         85,436         33,447        181,192
                                    --------      ---------      ---------      ---------
     Total ....................     $ 66,779      $ 169,628      $ 140,786      $ 360,083
                                    ========      =========      =========      =========

Revenue, intersegment
   Sales and marketing services     $    246      $  25,684      $     370      $  43,074
   PDI Pharma .................           --             --             --             --
                                    --------      ---------      ---------      ---------
     Total ....................     $    246      $  25,684      $     370      $  43,074
                                    ========      =========      =========      =========

Revenue, less intersegment
   Sales and marketing services     $ 50,636      $  58,508      $ 106,969      $ 135,817
   PDI Pharma .................       15,897         85,436         33,447        181,192
                                    --------      ---------      ---------      ---------
     Total ....................     $ 66,533      $ 143,944      $ 140,416      $ 317,009
                                    ========      =========      =========      =========

EBIT
   Sales and marketing services     $  3,212      $   6,069      $   6,232      $  18,595
   PDI Pharma .................      (15,156)         2,476        (20,155)         8,994
   Corporate charges ..........       (2,988)        (2,153)        (5,487)        (4,484)
                                    --------      ---------      ---------      ---------
     Total ....................     $(14,932)     $   6,392      $ (19,410)     $  23,105
                                    ========      =========      =========      =========

EBIT, intersegment
   Sales and marketing services     $    247      $   2,898      $     302      $   6,465
   PDI Pharma .................         (247)        (2,898)          (302)        (6,465)
   Corporate charges ..........           --             --             --             --
                                    --------      ---------      ---------      ---------
     Total ....................     $     --      $      --      $      --      $      --
                                    ========      =========      =========      =========

EBIT, less intersegment,
 before corporate allocations
   Sales and marketing services     $  2,965      $   3,171      $   5,930      $  12,130
   PDI Pharma .................      (14,909)         5,374        (19,853)        15,459
   Corporate charges ..........       (2,988)        (2,153)        (5,487)        (4,484)
                                    --------      ---------      ---------      ---------
     Total ....................     $(14,932)     $   6,392      $ (19,410)     $  23,105
                                    ========      =========      =========      =========

Corporate allocations
   Sales and marketing services     $   (994)     $    (398)     $  (1,740)     $  (1,683)
   PDI Pharma .................       (1,994)        (1,755)        (3,747)        (2,801)
   Corporate charges ..........        2,988          2,153          5,487          4,484
                                    --------      ---------      ---------      ---------
     Total ....................     $     --      $      --      $      --      $      --
                                    ========      =========      =========      =========

EBIT less corporate allocations
   Sales and marketing services     $  1,971      $   2,773      $   4,190      $  10,447
   PDI Pharma .................      (16,903)         3,619        (23,600)        12,658
   Corporate charges ..........           --             --             --             --
                                    --------      ---------      ---------      ---------
     Total ....................     $(14,932)     $   6,392      $ (19,410)     $  23,105
                                    ========      =========      =========      =========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                        Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                       --------------------     ---------------------
(continued)                              2002         2001        2002          2001
                                       --------      ------     --------      -------
                                                        (thousands)
Reconciliation of EBIT to income
 before provision for income taxes
   Total EBIT for operating groups     $(14,932)     $6,392     $(19,410)     $23,105
   Other income, net .............          356       1,537        1,245        3,407
                                       --------      ------     --------      -------
   Income before provision
    for income taxes .............     $(14,576)     $7,929     $(18,165)     $26,512
                                       ========      ======     ========      =======


Capital expenditures
   Sales and marketing services ..     $  1,235      $3,086     $  3,630      $ 4,963
   PDI Pharma ....................          217         819          217          977
                                       --------      ------     --------      -------
     Total .......................     $  1,452      $3,905     $  3,847      $ 5,940
                                       ========      ======     ========      =======

Depreciation expense
   Sales and marketing services ..     $  1,460      $  808     $  2,680      $ 1,563
   PDI Pharma ....................           31           6           59           10
                                       --------      ------     --------      -------
     Total .......................     $  1,491      $  814     $  2,739      $ 1,573
                                       ========      ======     ========      =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

      Various statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth in "Risk Factors Relating to Performance Based Contracts" set forth below and "Certain Factors That May Affect Future Growth," set forth under Part I, Item 1, of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

              RISK FACTORS RELATING TO PERFORMANCE BASED CONTRACTS

      In addition to the factors set forth in "Certain Factors that May Affect Future Growth" under Part 1, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001 and other information provided in our reports, you should consider the following carefully in evaluating our business and an investment in our common stock. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of these risks occur, our business, financial condition, or results of operations could be materially adversely affected.

      We have incurred operating losses under our performance based contracts which, if they continue, could have a material adverse affect on our results of operations and liquidity.

      Some of our programs, including our Evista and Lotensin programs, require us to increase sales of the product beyond minimum threshold requirements in order to earn enough revenue to recoup our costs associated with the programs. Since inception of the Evista program, we have not exceeded contract baselines in our promotion of Evista and therefore have not earned any revenue under this contract. As a result, we recognized negative gross profit for the six months ended June 30, 2002 of approximately $17.6 million. Further, as the baseline is cumulative and we do not project sales to exceed the baseline by the end of the third quarter, we do not expect to earn revenue in the third quarter and as a result we expect to incur negative gross profit of between $7.0 million and $10.0 million on the Evista program in the quarter ending September 30, 2002. Since inception of the Lotensin program, we have not sufficiently exceeded contract baselines to cover the costs incurred in our promotion of Lotensin which also resulted in a loss for the six months ended June 30, 2002. There is no assurance that actual revenues in future periods will exceed our costs under these programs. Further, while we currently believe that estimated revenues over the remaining lives of these programs will exceed future estimated costs, any adverse development in prescription trends could require us to book a reserve with respect to these contracts and could have a material adverse impact on our results of operations, cash flows and liquidity.

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

o     PDI Pharma:

      o     LifeCycle Extension services (LCXT);

      o     product commercialization services (PCS);and

      o     copromotion services.

      Our contracts within the LCXT, PCS and copromotion subcategories are more heavily performance based and have a higher risk potential and correspondingly an opportunity for higher profitability. These contracts involve significant startup expenses and a greater risk of operating losses. These contracts normally require significant participation from our PDI Pharma and TVG professionals whose skill sets include marketing, brand management, trade relations and marketing research.

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

      On September 10, 2001, we acquired InServe Support Solutions (InServe) in a transaction treated as an asset acquisition for tax purposes. The acquisition was accounted for as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141 and SFAS 142. The net assets of InServe on the date of acquisition were approximately $1.3 million. At closing, we paid the former stockholders of InServe $8.5 million, net of cash acquired. Additionally, we deposited $3.0 million in escrow related to contingent payments payable during 2002 if certain defined benchmarks are achieved. In April 2002, $1.2 million of the escrow was paid to the Seller and $265,265 was returned to us due to nonachievement of a performance benchmark. $1.5 million remains in escrow subject to certain contingencies. In connection with these transactions, we recorded $6.3 million in goodwill, which is included in other long-term assets, and the remaining purchase price was allocated to identifiable tangible and intangible assets and liabilities acquired.

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

PDI Pharma

      Beginning in the fourth quarter of 2000 we entered into a number of significant performance based contracts and we use a variety of structures for such contracts. Our agreement with GlaxoSmithKline (GSK) regarding Ceftin(R) was a marketing and distribution contract, under which we had the exclusive right to market and distribute the designated Ceftin products in the U.S. The agreement had a five-year term but was cancelable by either party without cause on 120 days notice. The agreement was terminated by mutual consent, effective February 28, 2002. Contracts such as the Ceftin agreement, which require us to purchase and distribute product, have a greater number of risk factors than a traditional fee for service contract. Any future agreement that involves in-licensing or product acquisition would have similar risk factors.

      In May 2001, we entered into an agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. Under this agreement, we provide promotional, selling and marketing for Lotensin, as well as brand management. In exchange, we are entitled to receive a split of incremental net sales above specified baselines. Also under this agreement with Novartis, we copromote Lotrel(R) in the U.S. for which we are entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain total prescriptions (TRx) objectives. On May 20, 2002, we expanded this agreement with the addition of Diovan(R) and Diovan HCT(R). As with Lotrel, we copromote Diovan and Diovan HCT in the U.S. for which we are entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain total prescriptions (TRx) objectives. Novartis has retained regulatory responsibilities for Lotensin, Lotrel and Diovan and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event our estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on our results of operations, cash flows and liquidity. During the three and six months ended June 30, 2002, our efforts on this contract resulted in an operating loss because the sales of Lotensin did not exceed the specified baselines by an amount sufficient to cover our operating costs. While we currently estimate that future revenues will exceed costs associated with this agreement, there is no assurance that actual revenues will exceed costs; in which event the activities covered by this agreement would continue to yield an operating loss and a contract loss reserve could be required.

      In October 2001, we entered into an agreement with Eli Lilly to copromote Evista in the U.S. Evista is approved in the U.S. for the prevention and treatment of osteoporosis in postmenopausal women. Under the terms of the agreement, we provide sales representatives to copromote Evista to U.S. physicians. Our sales representatives augment the Eli Lilly sales force promoting Evista. Under this agreement, we are entitled to be compensated based on net sales achieved above a predetermined level. The agreement does not provide for the reimbursement of expenses we incur.

      The Eli Lilly arrangement is a performance based contract for a term through December 31, 2003, subject to earlier termination upon the occurrence of specific events. We are required to commit a certain level of spending for promotional and selling activities, including but not limited to sales representatives, which could range from $9.0 million to $12.0 million per quarter. The sales force assigned to Evista may be used to promote other products, including products covered by other PDI copromotion arrangements. Since the inception of the agreement, this sales force has been used to promote products covered by other PDI copromotion arrangements, partially offsetting the costs of the sales force. Our compensation for Evista is determined based upon a percentage of net factory sales above contractual baselines. To the extent that such baselines are not exceeded, which has been the case since the inception of the agreement, including the three and six months ended June 30, 2002, we receive no revenue. Because we have not earned any revenue under the Evista contract this year, we recognized negative gross profit of approximately $8.7 million and $8.9 million, respectively, for the quarters ended March 31, 2002 and June 30, 2002, respectively. Further, because the baseline is cumulative and we do not project Evista sales will exceed the baseline by the end of the third quarter, we expect to recognize additional negative gross profit under this contract, ranging from $7.0 million to $10.0 million, for the third quarter ending September 30, 2002.

      Although we anticipate negative gross profit for this contract in the third quarter of 2002, we currently estimate that revenues over the remaining life of this contract will exceed the future costs associated with this contract. Factors underlying this estimate include recent prescription trends following the publication in July 2002 of studies by the Women's Health Initiative and the National Cancer Institute highlighting new risks associated with hormone replacement therapy and therefore potentially increasing prescriptions for osteoporosis products such as Evista. We are continuing to monitor these trends and are evaluating their impact on our performance under this contract. Consistent with our policy regarding contract accounting, if at any point we determine that our estimates for the demand for Evista are not accurate and we assess that it is probable that revenues over the remaining life of the contract will not exceed our future costs associated with the contract, we will record a reserve equal to the estimated loss over the remaining life of the contract. There is no assurance that actual revenues will exceed our costs or that we will not determine at a future date that a contract loss reserve is required. Additionally, continuing operating losses under this contract could have a material adverse impact on our results of operations, cash flows and liquidity.

Revenues and expenses

      Our revenues and cost of goods and services are classified between service and product sales for reporting purposes. Historically, we have derived a significant portion of our service revenue from a limited number of clients. However, concentration of business in the pharmaceutical outsourcing industry is common and the industry continues to consolidate. Accordingly, we are likely to continue to experience significant client concentration in future periods. Our three largest clients accounted for approximately 69.3% and 59.0%, of our service revenue for the quarters ended June 30, 2002 and 2001, respectively, and 73.7% and 61.3% of our service revenue for the six-month periods ended June 30, 2002 and 2001, respectively. For the quarter ended June 30, 2001, revenue from sales of Ceftin primarily came from two customers who accounted for approximately 69.7% of total net product revenue. Of the $6.2 million recorded as product revenue for the six months ended June 30, 2002, only approximately $716,000 was from the sale of inventory. The balance of $5.5 million resulted from the net positive adjustments recorded in sales returns and allowances, discounts and rebates for the first six months of 2002 that occurred as we continue to satisfy our liabilities relating to the previous reserves recorded as a result of

Ceftin sales in prior periods. Because those reserves were initially set up as estimates, using historical data and other information, there may be both positive and negative adjustments made as the liabilities are settled in future periods and such adjustment will be reflected in product revenue with the classification of such accruals when initially recorded.

      Service revenue and program expenses

      Sales and marketing services revenue is earned primarily by performing product detailing programs and other marketing and promotional services under contracts. Revenue is recognized as the services are performed and the right to receive payment for the services is assured. Revenue is recognized net of any potential penalties until the performance criteria eliminating the penalties have been achieved. Bonus and other performance incentives, as well as termination payments, are recognized as revenue in the period earned and when payment of the bonus, incentive or other payment is assured. Under performance based contracts revenue is recognized when the performance based parameters are attained.

      Program expenses consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Program expenses include personnel costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. Expenses related to the product detailing of products we distribute such as Ceftin (as discussed below under Product revenue and cost of goods sold) are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

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

      Product revenue and cost of goods sold

      Our only product revenue to date related to the Ceftin contract which terminated effective February 28, 2002. Product revenue is recognized when products are shipped and title to products is transferred to the customer. Provision is made at the time of sale for all discounts and estimated sales allowances. We prepare our estimates for sales returns and allowances, discounts and rebates based primarily on historical experience updated for changes in facts and circumstances, as appropriate.

      Cost of goods sold includes all expenses for both product distribution costs and manufacturing costs of product sold. Inventory is valued at the lower of cost or fair value. Cost is determined using the first in, first out costing method. Inventory consists of only finished goods. Cost of goods sold and gross margin on sales under the Ceftin agreement fluctuated based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts.

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

                                                         Three Months Ended      Six Months Ended
                                                              June 30,                June 30,
                                                          -----------------      -----------------
                                                           2002        2001       2002        2001
                                                          -----       -----      -----       -----
Revenue
   Service, net .....................................      99.2%       45.0%      95.6%       45.1%
   Product, net .....................................       0.8        55.0        4.4        54.9
                                                          -----       -----      -----       -----
     Total revenue, net .............................     100.0%      100.0%     100.0%      100.0%
Cost of goods and services
   Program expenses .................................      98.8        37.0       94.7        34.3
   Cost of goods sold ...............................       0.0        35.8        0.0        36.5
                                                          -----       -----      -----       -----
     Total cost of goods and services ...............      98.8%       72.8%      94.7%       70.8%

Gross profit ........................................       1.2        27.2        5.3        29.2
Compensation expense ................................      14.0         6.5       12.2         6.4
Other selling, general and administrative expenses ..       9.7        16.3        7.1        15.5
                                                          -----       -----      -----       -----
   Total selling, general and administrative expenses      23.7        22.8       19.3        21.9
                                                          -----       -----      -----       -----
Operating (loss) income .............................     (22.5)        4.4      (14.0)        7.3
Other income, net ...................................       0.6         1.2        0.9         1.2
                                                          -----       -----      -----       -----
   (Loss) income before provision for income taxes ..     (21.9)        5.6      (13.1)        8.5
(Benefit) provision for income taxes ................      (8.1)        2.4       (4.8)        3.6
                                                          -----       -----      -----       -----
   Net income .......................................     (13.8)%       3.2%      (8.3)%       4.9%
                                                          =====       =====      =====       =====

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

      Revenue. Net revenue for the quarter ended June 30, 2002 was $66.5 million, 53.8% less than net revenue of $143.9 million for the quarter ended June 30, 2001. Net revenue from the sales and marketing services segment for the quarter ended June 30, 2002 was $50.6 million, $7.9 million less than net revenue of $58.5 million from that segment for the comparable prior year period. This decrease was primarily attributable to the loss of one large dedicated CSO contract, partially offset by the addition of MD&D. Net PDI Pharma revenue for the quarter ended June 30, 2002 was $15.9 million, of which $500,000 was product revenue attributable to the changes in estimates related to sales allowances and returns, and discounts and rebates recorded on previous Ceftin sales. As during the fourth quarter of 2001 and the first quarter of 2002, sales of Evista were below the contractual baseline and therefore we did not earn any revenue from that contract during the current quarter. The balance of $15.4 million in revenue was from other performance based contracts. PDI Pharma revenue for the three months ended June 30, 2001 was $85.4 million; of that amount, net product revenue was $79.2 million and $6.2 million was from other performance based contracts.

      Cost of goods and services. Cost of goods and services for the quarter ended June 30, 2002 was $65.7 million, 37.3% less than cost of goods and services of $104.8 million for the quarter ended June 30, 2001. The decrease was primarily attributable to the termination of the Ceftin contract and the related cost of goods sold. As a percentage of total net revenue, cost of goods and services increased to 98.8% for the quarter ended June 30, 2002 from 72.8% in the comparable prior year period. This increase was primarily attributable to the negative gross profit associated with the Eli Lilly and Novartis contracts. Program expenses (i.e., cost of services) associated with the sales and marketing services segment for the quarter ended June 30, 2002 were $35.6 million, 16.7% less than program expenses of $42.7 million for the prior year period. As a percentage of sales and marketing services segment revenue, program expenses for the quarters ended June 30, 2002 and 2001 were 70.3% and 73.0%, respectively, primarily due to the favorable mix of projects in the TVG business. Cost of goods and services associated with the PDI Pharma segment were $30.1 million and $62.2 million for the quarters ended June 30, 2002 and 2001, respectively. As a percentage of PDI Pharma revenue, cost of goods and services for the quarters ended June 30, 2002 and 2001 were 189.6% and 72.7%, respectively. To date the revenues earned from the performance based contracts for Eli Lilly and Novartis have fallen short of sales and marketing costs associated with those contracts. Performance based contracts can achieve a gross profit percentage above our historical averages for contract sales programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product falls short of baselines, as was the case for the fourth quarter of 2001, the first quarter of 2002 and the current quarter. While we currently estimate that future revenues will equal or exceed costs associated with these agreements, there is no assurance that these events will occur; in which event the activities covered by these agreements would continue to yield an operating loss and could require a future contract loss reserve.

      Compensation expense. Compensation expense for the quarter ended June 30, 2002 was $9.3 million, 1.4% more than $9.2 million for the comparable prior year period. As a percentage of total net revenue, compensation expense increased to 14.0% for the quarter ended June 30, 2002 from 6.4% for the quarter ended June 30, 2001. The increase in compensation expense as a percentage of revenue in the current period for the PDI Pharma segment was due to the termination of the Ceftin agreement, which led to lower revenues in the second quarter, while compensation expense remained relatively fixed. Compensation expense for the quarters ended June 30, 2002 and June 30, 2001 attributable to the PDI Pharma segment was $1.9 million for each period; as a percentage of revenue, compensation expense was 12.1% for the quarter ended June 30, 2002 compared to 2.2% in the prior year period. Compensation expense for the quarter ended June 30, 2002 attributable to the sales and marketing services segment was $7.4 million compared to $7.2 million for the quarter ended June 30, 2001. As a percentage of net revenue from the sales and marketing services segment, compensation expense increased to 14.6% for the quarter ended June 30, 2002 from 12.4% for the quarter ended June 30, 2001.

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $6.4 million for the quarter ended June 30, 2002, 72.6% less than other selling, general and administrative expenses of $23.5 million for the quarter ended June 30, 2001. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 9.7% for the quarter ended June 30, 2002 from 16.3% for the quarter ended June 30, 2001. Other selling, general and administrative expenses attributable to sales and marketing services segment for the quarter ended June 30, 2002 were $5.7 million, slightly less than other selling, general and administrative expenses of $5.8 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 11.2% and 9.9% for the quarters ended June 30, 2002 and 2001, respectively. The most prominent variance was the increase in depreciation expense resulting from continued discretionary expenditures in information technology.

Other selling, general and administrative expenses attributable to the PDI Pharma segment for the quarter ended June 30, 2002 were approximately $741,000, or 4.6% of revenue, compared to $17.7 million for the prior year period. Excluding the $16.4 million associated with the Ceftin field and other promotional expenses in the prior year period, other selling, general and administrative expenses were $1.4 million or 1.6% of revenue.

      Operating (loss) income. There was an operating loss for the quarter ended June 30, 2002 of $14.9 million, compared to operating income of $6.4 million for the quarter ended June 30, 2001. The consolidated operating loss was primarily the result of losses generated by the performance based contracts in 2002. Operating income for the quarter ended June 30, 2002 for the sales and marketing services segment was $2.0 million, or 28.9% less than the sales and marketing services operating income for the quarter ended June 30, 2001 of $2.8 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 3.9% for the quarter ended June 30, 2002, from 4.7% for the comparable prior year period. There was an operating loss for the PDI Pharma segment for the quarter ended June 30, 2002 of $16.9 million, compared to operating income of $3.6 million for the prior year period, primarily attributable to the Ceftin contract.

      Other income, net. Other income, net, for the quarters ended June 30, 2002 and 2001 was $356,000 and $1.5 million, respectively. For the quarter ended June 30, 2002, other income, net, was comprised primarily of $400,000 in interest income, which was significantly lower than the prior year period due to lower available cash balances and significantly lower interest rates. Additionally, there was net other expense during the quarter of $44,000. Other income, net, for the prior year period was comprised primarily of interest income.

      (Benefit) provision for income taxes. There was an income tax benefit of $5.4 million for the quarter ended June 30, 2002, compared to income tax expense of $3.5 million for the quarter ended June 30, 2001, which consisted of Federal and state corporate income taxes. The effective tax benefit rate for the quarter ended June 30, 2002 was 36.9%, compared to an effective tax rate of 44.5% for the quarter ended June 30, 2001. The reduction in the effective tax rate is due primarily to the reverse impact that certain permanent differences have on the tax calculation due to the fact that we have a loss this year versus income in the prior year.

      Net (loss) income. There was a net loss for the quarter ended June 30, 2002 of $9.2 million, compared to net income of $4.4 million for the quarter ended June 30, 2001 due to the factors discussed previously.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Revenue. Net revenue for the six months ended June 30, 2002 was $140.4 million, 55.7% less than net revenue of $317.0 million for the six months ended June 30, 2001. Net revenue from the sales and marketing services segment for the six months ended June 30, 2002 was $107.0 million, $28.8 million less than net revenue of $135.8 million from that segment for the comparable prior year period. This decrease was primarily attributable to the loss of several significant dedicated CSO contracts, partially offset by the addition of MD&D. Net PDI Pharma revenue for the six months ended June 30, 2002 was $33.4 million, of which $6.2 million was product revenue. Within product revenue, approximately $716,000 was attributable to sales of Ceftin and $5.5 million was attributable to the changes in estimates related to sales allowances and returns, and discounts and rebates recorded on previous Ceftin sales. As during the fourth quarter of 2001, sales of Evista were below the contractual baseline and therefore we did not earn any revenue from that contract during the first six months of 2002. The balance of $27.2 million was from other performance based contracts, notably the Novartis contract which now includes Diovan as well as Lotrel and Lotensin. PDI Pharma revenue for the six months ended June 30, 2001 was $181.2 million; of that amount, net product revenue was $174.1 million and $7.1 in revenue was from other performance based contracts.

      Cost of goods and services. Cost of goods and services for the six months ended June 30, 2002 was $133.0 million, 40.7% less than cost of goods and services of $224.5 million for the six months ended June 30, 2001. The decrease was primarily attributable to the termination of the Ceftin contract and the related cost of goods sold. As a percentage of total net revenue, cost of goods and services increased to 94.7% for the six months ended June 30, 2002 from 70.8% in the comparable prior year period. This increase was primarily attributable to the negative gross profit associated with the Eli Lilly and Novartis contracts. Program expenses (i.e., cost of services) associated with the sales and marketing services segment for the six months ended June 30, 2002 were $79.1 million, 19.0% less than program expenses of $97.7 million for the prior year period. As a percentage of sales and marketing services segment revenue, program expenses for the six months ended June 30, 2002 and 2001 were 73.9% and 71.9%, respectively, due to lower gross profits associated with startup programs in shared sales. Cost of goods and services associated with the PDI Pharma segment was $53.9 million and $126.8 million for the six months ended June 30, 2002 and 2001, respectively. As a percentage of PDI Pharma revenue, cost of goods and services for the six months ended June 30, 2002 and 2001 was 161.2% and 70.0%, respectively. To date the revenues earned from the performance based contracts for Eli Lilly and Novartis have fallen short of sales and marketing costs associated with those contracts. Performance based contracts can achieve a gross profit percentage above our historical averages for contract sales programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product falls short of baselines, as was the case for the fourth quarter of 2001 and the first six months of 2002. While we currently estimate that future revenues will equal or exceed costs associated with these agreements, there is no assurance that these events will occur; in which event the activities covered by these agreements would continue to yield an operating loss and could require a future contract loss reserve.

      Compensation expense. Compensation expense for the six months ended June 30, 2002 was $17.1 million, 15.5% less than $20.2 million for the comparable prior year period. As a percentage of total net revenue, compensation expense increased to 12.2% for the six months ended June 30, 2002 from 6.4% for the six months ended June 30, 2001. Compensation expense for the six months ended June 30, 2002 attributable to the sales and marketing services segment was $13.1 million compared to $16.9 million for the six months ended June 30, 2001. As a percentage of net revenue from the sales and marketing services segment, compensation expense decreased slightly to 12.3% for the six months ended June 30, 2002 from 12.4% for the six months ended June 30, 2001. Compensation expense for the six months ended June 30, 2002 attributable to the PDI Pharma segment was $3.9 million, or 11.8% of PDI Pharma revenue, compared to $3.3 million, or 1.8% in the prior year period. The increase in compensation expense as a percentage of revenue for the first six months of 2002 for the PDI Pharma segment was due to the termination of the Ceftin agreement as well as recognizing no revenue on the Evista contract, which led to lower revenues in the first six months of 2002, while compensation expense remained relatively fixed.

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $9.8 million for the six months ended June 30, 2002, 80.2% less than other selling, general and administrative expenses of $49.3 million for the six months ended June 30, 2001. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 7.1% for the six months ended June 30, 2002 from 15.5% for the six months ended June 30, 2001. Other selling, general and administrative expenses attributable to sales and marketing services segment for the six months ended June 30, 2002 were $10.6 million, slightly less than other selling, general and administrative expenses of $10.8 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 9.9% and 8.0% for the six months ended June 30, 2002 and 2001, respectively. The most prominent variance was the increase in depreciation expense resulting from continued discretionary expenditures in information technology. Other selling, general and administrative expenses attributable to the PDI Pharma segment for the six months ended June 30, 2002 consisted of $1.5 million of expenses reduced by a credit of $2.3 million due to the reversal of bad debt reserve, leaving a net credit in this category of approximately $792,000. For the six months ended June 30, 2001, other selling, general and administrative expenses were $38.5 million. Excluding $33.5 million in Ceftin field and other promotional expenses, other selling, general and administrative expenses were $5.0 million.

      Operating (loss) income. There was an operating loss for the six months ended June 30, 2002 of $19.4 million, compared to operating income of $23.1 million for the six months ended June 30, 2001. The operating loss was primarily the result of losses generated by the performance based contracts in 2002. Operating income for the six months ended June 30, 2002 for the sales and marketing services segment was $4.2 million, or 59.9% less than the sales and marketing services operating income for the six months ended June 30, 2001 of $10.4 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 3.9% for the six months ended June 30, 2002, from 10.4% for the comparable prior year period. There was an operating loss for the PDI Pharma segment for the six months ended June 30, 2002 of $23.6 million due primarily to the performance of the Evista and Lotensin contracts, compared to operating income of $12.7 million for the prior year period, all of which was attributable to the Ceftin contract.

      Other income, net. Other income, net, for the six months ended June 30, 2002 and 2001 was $1.2 million and $3.4 million, respectively. For the six months ended June 30, 2002, other income, net, was comprised of primarily of $1.4 million in interest income, which was significantly lower than the prior year period due to lower available cash balances and significantly lower interest rates. Other income, net, for the prior year period was comprised primarily of interest income.

      (Benefit) provision for income taxes. There was an income tax benefit of $6.7 million for the six months ended June 30, 2002, compared to income tax expense of $11.2 million for the six months ended June 30, 2001, which consisted of Federal and state corporate income taxes. The effective tax benefit rate for the six months ended June 30, 2002 was 36.9%, compared to an effective tax rate of 42.2% for the six months ended June 30, 2001. The reduction in the effective tax rate is due primarily to the reverse impact that certain permanent differences have on the tax calculation due to the fact that we have a loss this year versus income in the prior year.

      Net (loss) income. There was a net loss for the six months ended June 30, 2002 of $11.5 million, compared to net income of $15.3 million for the six months ended June 30, 2001 due to the factors discussed previously.

Liquidity and capital resources

     As of June 30, 2002, we had cash and cash equivalents and short-term investments of approximately $88.6 million and working capital of $103.2 million compared to cash and cash equivalents and short-term investments of approximately $119.3 million and working capital of $131.4 million at June 30, 2001.

     For the six months ended June 30, 2002, net cash used in operating activities was $76.1 million, compared to $11.8 million cash provided by operating activities for the same period in 2001. The main components of cash used in operating activities were a net loss from operations of $11.5 million, along with a net positive non-cash adjustment for depreciation, amortization, reversal of a bad debt reserve and the amortization of deferred compensation costs of approximately $1.4 million and a negative cash impact of $66.0 million from changes in "Other assets and liabilities." During the fourth quarter of 2001 we agreed with GSK to terminate the Ceftin marketing and distribution agreement as of February 28, 2002, thus the decline in inventory and the reduction in accounts receivable, accrued returns, rebates and discounts, accrual for contract losses, and other liability accounts were associated with the winding down of Ceftin activities. The balances in "Other changes in assets and liabilities" may fluctuate depending on a number of factors, including seasonality of product sales, the number and size of programs, contract terms and other timing issues; these fluctuations may vary in size and direction each reporting period.

     When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of June 30, 2002, we had $5.7 million of unearned contract revenue and $10.6 million of unbilled costs and accrued profits. Substantially all deferred and unbilled costs and accrued profits are earned or billed, as the case may be, within 12 months of the end of the respective period.

     For the six months ended June 30, 2002, net cash used in investing activities was $16.5 million, comprised of the purchase of $12.3 million of short-term investments, $379,000 in other investments and $3.8 million in additions to property, plant and equipment.

      For the six months ended June 30, 2002, net cash provided by financing activities was $1.5 million. This increase in cash is due to the net proceeds received from the employee stock purchase plan of $1.4 million and approximately $131,000 in proceeds received from the exercise of common stock options by employees.

     Capital expenditures during the six months ended June 30, 2002 and 2001 were $3.8 million and $5.9 million, respectively, and were funded from available cash.

      We entered into a credit agreement dated as of March 30, 2001 with a syndicate of banks, for which PNC Bank, National Association acted as Administrative and Syndication Agent, that provided for both a three-year, $30 million unsecured revolving credit facility and a one-year, renewable, $30 million unsecured revolving credit facility. The credit facilities were structured to accommodate certain provisions within the Ceftin agreement. Borrowings under the agreement bore interest equal to either an average London interbank offered rate (LIBOR) plus a margin ranging from 1.5% to 2.25%, depending on our ratio of funded debt to earnings before interest, taxes depreciation and amortization (EBITDA); or the greater of prime or the federal funds rate plus a margin ranging from zero to 0.25%, depending on our ratio of funded debt to EBITDA. We were required to pay a commitment fee quarterly in arrears for each of the long-term and short-term credit facilities. These fees range from 0.175% to 0.325% for the long-term credit facility and from 0.25% to 0.40% for the short-term credit facility, depending on our ratio of funded debt to EBITDA. The credit agreement contained customary affirmative and negative covenants including financial covenants requiring the maintenance of a specified consolidated minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum consolidated net worth and a capital expenditure limitation (as defined in the agreement). At December 31, 2001, we were in compliance with these covenants, except for the minimum fixed charge coverage ratio. Since the inception of these credit facilities there have been no draw downs and there was no outstanding balance as of December 31, 2001. In light of the Ceftin agreement termination, we terminated these credit facilities, effective April 2002. We are currently exploring opportunities for an asset based credit facility.

      We believe that our cash and cash equivalents, short-term investments and future cash flows generated from operations will be sufficient to meet our foreseeable operating and capital requirements for the next twelve months. We continue to evaluate and review acquisition candidates and financing opportunities in the ordinary course of business.

Part II - Other Information

Item 1 - Legal Proceedings

      In January and February 2002, the Company, its chief executive officer, and its chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 (the "1934 Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs and lead plaintiffs' counsel. A consolidated and amended complaint was filed on July 29, 2002.

      The consolidated and amended complaint names the Company, its chief executive officer, and its chief financial officer as defendants; purports to state claims against them on behalf of all persons who purchased the Company's common stock between May 22, 2001 and November 12, 2001; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the consolidated and amended complaint is that the defendants intentionally or recklessly made false or misleading public statements and omissions concerning the Company's financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline, as well as its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corp.

      As of this filing, the Company has not yet answered the consolidated and amended complaint and intends to file a motion to dismiss under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. Discovery has not yet commenced in the consolidated action. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

      The Company has been named as a defendant in numerous lawsuits, including a class action matter, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and marketed by the Company on Bayer's behalf. The Company expects to be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. The Company intends to defend these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses it incurs relating to these proceedings.

Item 2 - Not Applicable

Item 3 - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

      On July 18, 2002, the Company held its 2002 Annual Meeting of Stockholders. At the meeting John C. Federspiel and Jan Martens Vecsi were re-elected as Class III Directors of the Company for three year terms with 13,200,883 and 12,777,546 votes cast in favor of their election, respectively, and 190,054 and 613,391 votes withheld, respectively. In addition, a proposed amendment to the Company's 2000 Omnibus Incentive Compensation Plan to increase the number of authorized shares from 1,500,000 to 2,200,000 was approved (12,034,294 votes in favor, 954,859 votes against, and 401,784 votes withheld); and the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal 2002 was ratified (12,764,899 votes in favor, 624,929 votes against, and 1,109 votes withheld).

Item 5 - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K
(a)      Exhibits

Exhibit
  No.
-------
 99.1    Certification of Chief Executive Officer

 99.2    Certification of Chief Financial Officer

(b) Reports on Form 8-K

      During the three months ended June 30, 2002, the Company filed the following report on Form 8-K:

    Date        Item                          Description
------------    ----     -------------------------------------------------------
May 13, 2002     5       Earnings Press Release

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 14, 2002                                            PDI, INC.


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