Form 10-Q
period 2002-09-30
PDI INC
filed 2002-11-14
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2002

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

                                Yes |X|   No |_|

As of November 8, 2002 the Registrant had a total of 14,107,762 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                                    PDI, INC.

PART I. FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                        ----
Item 1.    Consolidated Financial Statements (unaudited)

           Balance Sheets
           September 30, 2002 and December 31, 2001........................................................3

           Statements of Operations -- Three and Nine Months
           Ended September 30, 2002 and 2001...............................................................4

           Statements of Cash Flows -- Nine Months
           Ended September 30, 2002 and 2001...............................................................5

           Notes to Financial Statements...................................................................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................................................18
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................Not Applicable
Item 4.    Controls and Procedures........................................................................31

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................32
Item 2.    Changes in Securities and Use of Proceeds..........................................Not Applicable
Item 3.    Default Upon Senior Securities.....................................................Not Applicable
Item 4.    Submission of Matters to a Vote of Security Holders............................................33
Item 5.    Other Information..................................................................Not Applicable
Item 6.    Exhibits and Reports on Form 8-K...............................................................33

SIGNATURES................................................................................................34

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                       September 30,        December 31,
                                                                                           2002                 2001
                                                                                       -------------        ------------
                                                                                        (unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents ..................................................         $  83,941            $ 160,043
   Short-term investments .....................................................             1,869                7,387
   Inventory, net .............................................................                --                  442
   Accounts receivable, net of allowance for doubtful accounts of
       $986 and $3,692 as of September 30, 2002 and December 31,
       2001, respectively .....................................................            24,245               52,640
   Unbilled costs and accrued profits on contracts in progress ................             9,333                6,898
   Deferred training ..........................................................             3,193                5,569
   Other current assets .......................................................            17,504                8,101
   Deferred tax asset .........................................................            24,041               24,041
                                                                                        ---------            ---------
Total current assets ..........................................................           164,126              265,121
Net property, plant & equipment ...............................................            19,951               21,044
Other long-term assets ........................................................            14,396               16,506
                                                                                        ---------            ---------
Total assets ..................................................................         $ 198,473            $ 302,671
                                                                                        =========            =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................         $   4,685            $   9,493
   Accrued returns, rebates and sales discounts ...............................            17,590               68,403
   Accrued contract losses ....................................................             7,781               12,256
   Accrued incentives .........................................................            15,319               22,213
   Accrued salaries and wages .................................................             5,472                7,167
   Unearned contract revenue ..................................................             8,026               10,878
   Other accrued expenses .....................................................            11,477               21,026
                                                                                        ---------            ---------
Total current liabilities .....................................................            70,350              151,436
                                                                                        ---------            ---------
Long-term liabilities:
     Deferred tax liability ...................................................               950                  300
                                                                                        ---------            ---------
Total long-term liabilities ...................................................               950                  300
                                                                                        ---------            ---------
Total liabilities .............................................................         $  71,300            $ 151,736
                                                                                        ---------            ---------

Stockholders' equity:
     Common stock, $.01 par value, 100,000,000 shares authorized:
        shares issued and outstanding, September 30, 2002 - 14,063,438,
        December 31, 2001 - 13,968,097; restricted shares
        issued and outstanding, September 30, 2002 - 44,325,
        December 31, 2001 - 15,388 ............................................         $     141            $     140
     Preferred stock, $.01 par value, 5,000,000 shares authorized, no
        shares issued and outstanding .........................................                --                   --
Additional paid-in capital ....................................................           104,252              102,757
Additional paid-in capital, restricted ........................................             1,547                  954
Retained earnings .............................................................            22,236               48,008
Accumulated other comprehensive loss ..........................................              (141)                 (79)
Unamortized compensation costs ................................................              (752)                (735)
Treasury stock, at cost: 5,000 shares .........................................              (110)                (110)
                                                                                        ---------            ---------
Total stockholders' equity ....................................................         $ 127,173            $ 150,935
                                                                                        ---------            ---------
Total liabilities & stockholders' equity ......................................         $ 198,473            $ 302,671
                                                                                        =========            =========

   The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                                --------------------------------    -------------------------------
                                                                    2002               2001             2002              2001
                                                                  --------           ---------        ---------        ---------
                                                                                           (unaudited)
Revenue
   Service, net ...........................................       $ 64,353           $  71,129        $ 198,546        $ 214,005
   Product, net ...........................................            215              44,544            6,438          218,676
                                                                  --------           ---------        ---------        ---------
      Total revenue, net ..................................         64,568             115,673          204,984          432,681
                                                                  --------           ---------        ---------        ---------
Cost of goods and services
   Program expenses (including related party amounts of
     $4 and $100 for the quarters ended September 30, 2002
     and 2001, and $109 and $685 for the nine months
     ended September 30, 2002 and 2001, respectively) .....         67,475              59,529          200,473          168,245
   Cost of goods sold .....................................             --              51,823               --          167,561
                                                                  --------           ---------        ---------        ---------
      Total cost of goods and services ....................         67,475             111,352          200,473          335,806
                                                                  --------           ---------        ---------        ---------

Gross (loss) profit .......................................         (2,907)              4,321            4,511           96,875

Operating expenses
   Compensation expense ...................................          9,157               9,282           26,210           29,459
   Other selling, general & administrative expenses .......          9,433              24,560           19,207           73,833
   Restructuring and other non-recurring charges ..........            972                  --              972               --
                                                                  --------           ---------        ---------        ---------
     Total operating expenses .............................         19,562              33,842           46,389          103,292
                                                                  --------           ---------        ---------        ---------
Operating loss ............................................        (22,469)            (29,521)         (41,878)          (6,417)
Other income, net .........................................            459                 999            1,704            4,407
                                                                  --------           ---------        ---------        ---------
Loss before tax benefit ...................................        (22,010)            (28,522)         (40,174)          (2,010)
Benefit for income taxes ..................................         (7,696)            (11,266)         (14,403)             (85)
                                                                  --------           ---------        ---------        ---------
Net loss ..................................................       $(14,314)          $ (17,256)       $ (25,771)       $  (1,925)
                                                                  ========           =========        =========        =========

Basic net loss per share ..................................       $  (1.02)          $   (1.24)       $   (1.84)       $   (0.14)
                                                                  ========           =========        =========        =========
Diluted net loss per share ................................       $  (1.02)          $   (1.24)       $   (1.84)       $   (0.14)
                                                                  ========           =========        =========        =========

Basic weighted average number of shares outstanding .......         14,063              13,876           14,012           13,858
                                                                  ========           =========        =========        =========
Diluted weighted average number of shares outstanding .....         14,063              13,876           14,012           13,858
                                                                  ========           =========        =========        =========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                           2002                 2001
                                                                                        ---------            ---------
                                                                                                  (unaudited)
Cash Flows From Operating Activities
Net loss from operations ......................................................         $ (25,771)           $  (1,925)
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization .........................................             5,352                3,060
        Reserve for inventory obsolescence and bad debt .......................            (2,128)               3,337
        Loss on other investment ..............................................               379                   --
        Amortized compensation costs ..........................................               386                  257
        Deferred tax asset, net ...............................................               650                   --
     Other changes in assets and liabilities:
        Decrease in accounts receivable .......................................            30,523               14,266
        Decrease (increase) in inventory ......................................               442              (55,552)
        (Increase) in unbilled costs ..........................................            (2,435)              (2,610)
        Decrease (increase) in deferred training ..............................             2,376                   (4)
        (Increase) in other current assets ....................................            (9,403)              (1,890)
        Decrease (increase) in other long-term assets .........................             4,385                 (250)
        (Decrease) increase in accounts payable ...............................            (4,807)               6,942
        (Decrease) increase in accrued returns, rebates and sales discounts ...           (50,812)              28,262
        (Decrease) increase in accrued contract losses ........................            (4,475)              24,000
        (Decrease) increase in accrued liabilities ............................            (7,997)               3,286
        (Decrease) in unearned contract revenue ...............................            (2,852)             (12,326)
        (Decrease) in other current liabilities ...............................            (9,955)             (22,067)
                                                                                        ---------            ---------

Net cash used in operating activities .........................................           (76,142)             (13,214)
                                                                                        ---------            ---------

Cash Flows From Investing Activities
     Sale of short-term investments ...........................................             5,456                   --
     Purchase of short-term investments .......................................                --              (13,291)
     Cash paid for acquisition, net of cash acquired ..........................            (2,735)             (11,777)
     Investments in iPhysicianNet and In2Focus ................................              (379)              (1,102)
     Purchase of property and equipment .......................................            (3,799)             (10,376)
                                                                                        ---------            ---------
Net cash used in investing activities .........................................            (1,457)             (36,546)
                                                                                        ---------            ---------

Cash Flows From Financing Activities
     Net proceeds from employee stock purchase plan
     and the exercise of stock options ........................................             1,497                  699
                                                                                        ---------            ---------
Net cash provided by financing activities .....................................             1,497                  699
                                                                                        ---------            ---------

Net decrease in cash and cash equivalents .....................................           (76,102)             (49,061)
Cash and cash equivalents - beginning .........................................           160,043              109,000
                                                                                        ---------            ---------
Cash and cash equivalents - ending ............................................         $  83,941            $  59,939
                                                                                        =========            =========

   The accompanying notes are an integral part of these financial statements

                                   PDI, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements of PDI, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the judgement of management, are necessary for a fair presentation of such financial statements. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

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

      On August 21 2001, the U.S. Court of Appeals overturned a preliminary injunction granted by the New Jersey District Court, which allowed for the entry of a generic competitor to Ceftin immediately upon approval by the FDA. The affected Ceftin patent had previously been scheduled to run through July 2003. As a result of this decision and its impact on future sales, in the third quarter of 2001, PDI recorded a charge to cost of goods sold and a related reserve of $24.0 million representing the anticipated future loss to be incurred by the Company under the Ceftin agreement as of September 30, 2001. The recorded loss was calculated as the excess of estimated costs that PDI was contractually obligated to incur to complete its obligations under the arrangement, over the remaining estimated gross profits to be earned under the contract from selling the inventory. These costs primarily consisted of amounts paid to GSK to reduce purchase commitments, estimated committed sales force expenses, selling and marketing costs through the effective date of the termination, distribution costs, and fees to terminate existing arrangements. The Ceftin agreement was terminated by the Company and GSK under a mutual termination agreement entered into in December 2001. Under the termination agreement, the Company agreed to perform its marketing and distribution services through February 28, 2002. The Company also maintained responsibility for sales returns for product sold until the expiration date of the product sold, estimated to run through December 31, 2004, and certain administrative functions regarding Medicaid rebates.

      As of September 30, 2002, the Company had no remaining Ceftin contract loss reserve. At December 31, 2001, the reserve had consisted primarily of the remaining estimated selling, general and administrative costs required to be incurred to fulfill remaining obligations under the contract termination. While the Company has certain responsibilities as discussed above, it had no remaining Ceftin inventory purchase commitments as of September 30, 2002. The Company also had approximately $17.6 million in

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

sales discounts, rebates and return reserves related to Ceftin at September 30, 2002 for estimated settlement of these obligations incurred through the contract termination date.

3.    Evista Contract and Termination

      In October 2001, the Company entered into an agreement with Eli Lilly and Company (Eli Lilly) to copromote Evista(R) in the U.S. Evista is approved in the U.S. for the prevention and treatment of osteoporosis in postmenopausal women. Under the terms of the agreement, the Company provides sales representatives to copromote Evista to physicians in the U.S. The Company's sales representatives augment the Eli Lilly sales force promoting Evista. Under this agreement, the Company is entitled to be compensated based on net sales achieved above a predetermined level. The agreement does not provide for the reimbursement of expenses the Company incurs.

      The Eli Lilly arrangement is a performance based contract for an original term expiring December 31, 2003, subject to earlier termination upon the occurrence of specific events. The Company is required to commit a certain level of spending for promotional and selling activities, including but not limited to sales representatives, which could range from $8.0 million to $12.0 million per quarter. The sales force assigned to Evista may be used to promote other products, including products covered by other PDI copromotion arrangements. Since the inception of the agreement, the Evista sales force has been used to promote products covered by other PDI copromotion arrangements, partially offsetting the costs of the sales force. The Company's compensation for Evista is determined based upon a percentage of net factory sales of Evista above contractual baselines. To the extent that such baselines are not exceeded, which was the case since the inception of the agreement through June 30, 2002, the Company receives no revenue. Since the Company received no revenue under this arrangement in the first half of 2002, it recognized negative gross profit of approximately $8.7 million and $8.9 million for the quarters ended March 31, 2002 and June 30, 2002, respectively, relating to its Evista activities.

      During the third quarter of 2002, the Company earned and subsequently received $2.9 million from Eli Lilly under the Evista contract as a result of sales exceeding cumulative contract baselines for the nine month period ended September 30, 2002. Notwithstanding this revenue earned through the third quarter, the Company believes, based upon available product performance data, that it is probable that Evista sales will fall short of the 2002 annual baseline, and no revenue will be earned by the Company for the full 2002 year. In this event, the $2.9 million payment received for the third quarter will have to be refunded to Eli Lilly. Accordingly, the $2.9 million was reserved for in the third quarter.

      Based upon management's assessment of the future performance potential of Evista, on November 11, 2002, the Company and Eli Lilly mutually agreed to terminate the contract as of December 31, 2002. As a result, due to the fact that the Company believes that Evista sales will fall short of the 2002 annual baseline and no revenue will be earned by the Company in the fourth quarter of 2002 or the full 2002 year, $7.8 million consisting of Evista sales force costs required to be incurred by the Company between October 1, 2002 and the December 31, 2002 termination date to fulfill its remaining obligations under the contract has been charged to cost of goods sold and an accrued contract loss has been recorded in the balance sheet as of September 30, 2002.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

4.    Performance Based Contracts

      In May 2001, the Company entered into an agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. Under this agreement, the Company provides promotional, selling, marketing, and brand management for Lotensin. In exchange, the Company is entitled to receive a split of incremental net sales above specified baselines. Also under this agreement with Novartis, the Company copromotes Lotrel(R) in the U.S. for which it is entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain total prescription (TRx) objectives. On May 20, 2002, the Company expanded this agreement with the addition of Diovan(R) and Diovan HCT(R). As with Lotrel, the Company copromotes Diovan and Diovan HCT in the U.S. for which it is entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain TRx objectives. Novartis has retained regulatory responsibilities for Lotensin, Lotrel and Diovan and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event the Company's estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on the Company's results of operations, cash flows and liquidity. Even though there was an operating loss on this contract for the nine month period ended September 30, 2002, the Company's efforts on this contract did result in operating income for the quarter ended September 30, 2002 because the sales of Lotensin exceeded the specified baselines and the revenues earned exceeded operating costs. While the Company currently estimates that future revenues will continue to exceed costs associated with this agreement, there is no assurance that actual revenues will exceed costs; in which event the activities covered by this agreement could yield an operating loss and a contract loss reserve could be required.

5.    Repurchase Program

      On September 21, 2001, the Company announced that its Board of Directors had unanimously authorized management to repurchase up to $7.5 million of its common stock. Subject to availability, the transactions may be made from time to time in the open market or directly from stockholders at prevailing market prices that the Company deems appropriate. The repurchase program was implemented to help ensure stability of the trading in PDI's common shares soon after the September 11, 2001 terrorist activity. In October 2001, 5,000 shares were repurchased in open market transactions for a total of $110,000. As of September 30, 2002, no other shares had been repurchased under this program. This program is ongoing and future purchases may be effected.

6.    Acquisition

      On September 10, 2001, the Company acquired 100% of the capital stock of InServe Support Solutions ("InServe") in a transaction treated as an asset acquisition for tax purposes. InServe is a nationwide supplier of supplemental field-staffing programs for the medical device and diagnostics industries ("MD&D"). The acquisition has been accounted for as a purchase, subject to the provisions of SFAS 141 and SFAS 142. The net assets of InServe on the date of acquisition were approximately $1.3 million. The Company made payments to InServe shareholders (the Seller) at closing of $8.5 million, net of cash acquired. Additionally, the Company put $3.0 million in escrow related to contingent payments payable during 2002 if certain defined benchmarks are achieved. In April 2002, $1.2 million of the escrow was paid to the Seller and $265,265 was returned to the Company due to non-achievement of a performance benchmark. In September 2002, substantially all of the remaining $1.5 million in escrow was paid to the Seller. In connection with these transactions, the Company recorded $7.8 million in goodwill,

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

which is included in other long-term assets, and the remaining purchase price was allocated to identifiable tangible and intangible assets and liabilities acquired.

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2001 assume that the Company and InServe had been combined as of the beginning of the period presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results which would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

                                          Three Months Ended       Nine Months Ended
                                          September 30, 2001      September 30, 2001
                                          ------------------      ------------------
                                        (in thousands, except for per share data)
                                                        (unaudited)
Total revenue, net - pro forma                $   118,407            $ 441,383
                                              ===========            =========
Net income - pro forma                        $   (17,322)           $  (1,733)
                                              ===========            =========
Pro forma diluted earnings per share          $     (1.25)           $   (0.13)
                                              ===========            =========

7.    Other Investments

      In February 2002 and in July 2002, the Company made an additional investment of approximately $379,000 in the preferred stock of iPhysicianNet, Inc ("iPhysicianNet"), an equity investment which had previously been written down as iPhysicianNet incurred losses. Since iPhysicianNet has only incurred operating losses to date and the Company's cumulative share of losses would exceed its investment, the Company was required to expense this additional investment as incurred in the nine month period ended September 30, 2002.

      During the nine months ended September 30, 2001, the Company made an additional investment of approximately $1.1 million in convertible preferred stock of In2Focus, Inc., ("In2Focus") a United Kingdom contract sales company, bringing its total investment as of September 30, 2001 to $1.9 million, raising PDI's ownership to approximately 14%. The Company recorded its investment under the cost method. In light of the negative operating cash flows and the uncertainty of achieving positive future results, the Company concluded as of December 31, 2001 that its investment related to In2Focus was other than temporarily impaired and it was written down to zero, the current estimated net realizable value.

8.    Inventory

      At September 30, 2002, there was a zero inventory balance due to the sale of all remaining inventory prior to the termination of PDI's distribution agreement with GSK for Ceftin as discussed previously. For the nine months ended September 30, 2001, inventory was valued at the lower of cost or fair value. Cost was determined using the first in, first out costing method. Inventory consisted of only finished goods and was recorded net of a provision for obsolescence.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

9.    New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. Under these pronouncements, the Company's goodwill of approximately $11.1 million will no longer be amortized; but will be subject to an annual impairment test. The Company has assessed the impairment under SFAS 142 and the results are discussed in footnote number 14.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3, and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan as was the case under EITF 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring activities approved as of September 30, 2002 have been accounted for in accordance with EITF 94-3.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

10.   Historical and Pro Forma Basic and Diluted Net Income/Loss Per Share

      Historical and pro forma basic and diluted net income/loss per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2002 and 2001 is as follows:

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                  ---------------------           --------------------
                                                   2002           2001             2002          2001
                                                  ------         ------           ------        ------
                                                                      (in thousands)
Basic weighted average number
     of common shares outstanding .......         14,063         13,876           14,012        13,858
Dilutive effect of stock options ........             --             --               --            --
                                                  ------         ------           ------        ------
Diluted weighted average number
     of common shares outstanding .......         14,063         13,876           14,012        13,858
                                                  ======         ======           ======        ======

      At September 30, 2002, 1,650,049 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. At September 30, 2001, 1,141,288 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

11.   Short-Term Investments

      At September 30, 2002, short-term investments were approximately $1.9 million, including approximately $1.2 million of investments classified as available for sale securities. At December 31, 2001, short-term investments were $7.4 million, including approximately $928,000 of investments classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income (loss). All other short-term investments are stated at cost, which approximates fair value.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

12.   Other Comprehensive Loss

      A reconciliation of net loss as reported in the Consolidated Statements of Operations to Other comprehensive loss, net of taxes is presented in the table below.

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                ----------------------      ---------------------
                                                  2002          2001          2002          2001
                                                --------      --------      --------      -------
                                                                     (thousands)
Net loss                                        $(14,314)     $(17,256)     $(25,771)     $(1,925)
Other comprehensive loss, net of tax:
     Unrealized holding loss on
       available-for-sale securities
       arising during period                         (53)          (56)         (103)        (129)
     Reclassification adjustment for losses
       included in net loss                           --            --            41           10
                                                --------      --------      --------      -------
Other comprehensive loss                        $(14,367)     $(17,312)     $(25,833)     $(2,044)
                                                ========      ========      ========      =======

13.   Commitments and Contingencies

      The Company is engaged in the business of providing sales and marketing services including the detailing of pharmaceutical products and providing after sales support for medical devices and diagnostics, and through PDI Pharma is also in the business of selling, marketing and distributing pharmaceutical products. Such activities could expose the Company to risk of liability for personal injury or death to persons using such products. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance coverage. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is made outside the scope of an indemnification agreement or insurance policy if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable indemnity or insurance.

      In January and February 2002, the Company, its chief executive officer, and its chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 (the "1934 Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs ("Lead Plaintiffs") and Lead Plaintiffs' counsel. A consolidated and amended complaint was filed on July 29, 2002 ("First Consolidated and Amended Complaint").

      The First Consolidated and Amended Complaint names the Company, its chief executive officer, and its chief financial officer as defendants; purports to state claims against them on behalf of all persons who purchased the Company's common stock between May 22, 2001 and November 12, 2001; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

The essence of the allegations in the First Consolidated and Amended Complaint is that the defendants intentionally or recklessly made false or misleading public statements and omissions concerning the Company's financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, as well as its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corp. As of this filing, the Company has not yet answered the First Consolidated and Amended Complaint.

On October 31, 2002, Lead Plaintiffs filed a motion for leave to file a second consolidated and amended complaint, which would supersede the First Consolidated and Amended Complaint. Lead Plaintiffs' proposed second consolidated amended complaint names the Company, its chief executive officer, and its chief financial officer as defendants; purports to state claims against them on behalf of all persons who purchased the Company's common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in Lead Plaintiffs' proposed second consolidated and amended complaint is that the defendants intentionally or recklessly made false or misleading public statements and omissions concerning the Company's financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corp., as well as its marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly. The Company believes that it is likely that the Court will grant Lead Plaintiffs' motion for leave to file a second amended and consolidated complaint and, if granted, intends to file a motion to dismiss under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. Discovery has not yet commenced in the consolidated action. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

      The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and marketed by the Company on Bayer's behalf. The Company may be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. The Company intends to defend these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses it incurs relating to these proceedings.

      Other than the foregoing, the Company is not currently a party to any material pending litigation and it is not aware of any material threatened litigation.

14.   Goodwill and Intangible Assets

      The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" in fiscal year 2002. The effect of this adoption was to cease amortization of goodwill and certain other indefinite-lived intangible assets, which resulted in a decrease in amortization expense that would have been recorded in the third quarter and nine months ended September 30, 2002 of approximately $280,000 and $782,000, respectively. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and has determined that no impairment existed at January 1, 2002. The Company will evaluate goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows. The Company will

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

perform the required annual impairment tests in the fourth quarter of 2002. The Company's total goodwill which is not subject to amortization is $11.1 million as of September 30, 2002, all of which relates to the sales and marketing services segment.

      The statements of operations adjusted to exclude amortization expense for 2001 related to goodwill and related taxes are as follows:

                                               Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                             ----------------------      ---------------------
                                               2002          2001          2002          2001
                                             --------      --------      --------      -------
                                                               (in thousands)
Net loss, as reported ..................     $(14,314)     $(17,256)     $(25,771)     $(1,925)
Pro forma goodwill amortization expense,
     net of tax ........................           --            68            --          316
                                             --------      --------      --------      -------
Net loss pro forma .....................     $(14,314)     $(17,188)     $(25,771)     $(1,609)
                                             ========      ========      ========      =======
Net loss per share diluted pro forma ...     $  (1.02)     $  (1.24)     $  (1.84)     $ (0.12)
                                             ========      ========      ========      =======

15. Restructuring and Other Non-Recurring Charges

      During the third quarter, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies. This plan is primarily in response to a contraction in the contract sales business. The majority of the restructuring activities will be completed by December 31, 2002, with full completion expected by September 30, 2003.

      In connection with this plan, the Company will record total restructuring charges of approximately $5.3 million, other non-recurring charges of approximately $0.3 million, and accelerated depreciation of approximately $0.8 million.

      The restructuring charge is comprised of:

            o $3.6 million in severance expense consisting of cash and non-cash termination payments to be made to employees in connection with their involuntary termination. Approximately 90% of affected employees will have left the Company's employ by December 31, 2002, and the remaining employees are expected to leave the Company in early 2003. All of the severance expense will be recorded in the fourth quarter of 2002; and

            o $1.7 million in restructuring costs consisting primarily of reserves in connection with the closure or exit of leased space located in Mahwah, NJ and Cincinnati, OH (which the Company plans to close effective December 31, 2002), Lawrenceville, NJ, Fort Washington, PA and Novato, CA.

      The other non-recurring charges of $0.3 million relate to the writeoff of fixed assets associated with certain of the Company's facilities being closed or exited as part of the restructuring plan. The accelerated depreciation charges of $0.8 million to be recognized in the third and fourth quarters relate to the assets to be disposed that will still be in service through December 31, 2002.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

      In the third quarter of 2002, the Company recorded total restructuring and non-recurring charges of $1.0 million, comprised of $0.7 million in non-cancelable lease commitments and $0.3 million in asset writeoffs. Additionally, approximately $0.2 million of accelerated depreciation expense relating to assets to be disposed of but which will still be in service was recorded in the third quarter. This accelerated depreciation expense is recorded in selling, general and administrative expense in the statements of operations. In the fourth quarter of 2002, the Company will record approximately $4.5 million in restructuring and non-recurring charges, comprised of $3.6 million in severance and $0.9 million in lease commitment costs. Additionally, approximately $0.6 million in accelerated depreciation will be recorded in selling, general and administrative expense in the statements of operations in the fourth quarter of 2002. The only remaining restructuring costs expected to be expensed after December 31, 2002 are approximately $0.1 million in lease termination costs relating to one of the facilities.

      The reserve accrual for non-cancelable lease commitments at September 30, 2002 is $0.7 million and is recorded as part of current liabilities on the accompanying balance sheet.

16. Segment Information

      The Company operates under two reporting segments: sales and marketing services, and PDI Pharma, both of which have changed since the December 31, 2001 financial presentation. Since the termination of the Ceftin contract and the elimination of product sales, effective February 28, 2002, the shift in management's focus on the business has been to view the traditional fee for service type arrangements (offered by the "sales and marketing services" segment) in the aggregate and to view the performance based contracts - those for which the Company is compensated based on the performance of the products that it is responsible for marketing and/or selling ("PDI Pharma" segment) - also in the aggregate. The sales and marketing services segment includes the Company's contract sales (CSO) business units; the Company's marketing services business unit, which includes marketing research and medical education and communication services; and the Company's medical device and diagnostics business unit. The PDI Pharma segment includes the Company's LifeCycle Extension services, product commercialization services and copromotion services, including product sales. The segment information from prior periods has been restated to conform to the current year's presentation.

      In the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2001 and Annual Report on Form 10-K for the year ended December 31, 2001, the Company had "contract sales and marketing services" and "product sales and distribution" reporting segments. "Product sales and distribution" was comprised only of the Ceftin contract which was a performance based contract and is now included in the PDI Pharma segment. The PDI Pharma segment now also includes the Company's other performance based contracts, such as for Lotensin and Evista; previously these contracts were combined in the Company's "contract sales and marketing services" segment. The "sales and marketing services" segment is comprised of all non-performance based contracts.

      Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments on the basis of total salary costs.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                      Three Months Ended            Nine Months Ended
                                         September 30,                 September 30,
                                    -----------------------      ------------------------
                                      2002           2001           2002          2001
                                    --------      ---------      ---------      ---------
                                                        (thousands)
Revenue
   Sales and marketing services     $ 43,092      $  92,821      $ 150,431      $ 271,714
   PDI Pharma                         21,620         53,040         55,067        234,231
                                    --------      ---------      ---------      ---------
     Total                          $ 64,712      $ 145,861      $ 205,498      $ 505,945
                                    ========      =========      =========      =========

Revenue, intersegment
   Sales and marketing services     $    144      $  30,188      $     514      $  73,264
   PDI Pharma                             --             --             --             --
                                    --------      ---------      ---------      ---------
     Total                          $    144      $  30,188      $     514      $  73,264
                                    ========      =========      =========      =========

Revenue, less intersegment
   Sales and marketing services     $ 42,948      $  62,633      $ 149,917      $ 198,450
   PDI Pharma                         21,620         53,040         55,067        234,231
                                    --------      ---------      ---------      ---------
     Total                          $ 64,568      $ 115,673      $ 204,984      $ 432,681
                                    ========      =========      =========      =========

EBIT
   Sales and marketing services     $  2,730      $  12,063      $  17,156      $  39,955
   PDI Pharma                        (15,123)       (34,860)       (35,277)       (25,175)
   Corporate charges                 (10,076)        (6,724)       (23,757)       (21,197)
                                    --------      ---------      ---------      ---------
     Total                          $(22,469)     $ (29,521)     $ (41,878)     $  (6,417)
                                    ========      =========      =========      =========

EBIT, intersegment
   Sales and marketing services     $     68      $   2,719      $     370      $   8,492
   PDI Pharma                            (68)        (2,719)          (370)        (8,492)
   Corporate charges                      --             --             --             --
                                    --------      ---------      ---------      ---------
     Total                          $     --      $      --      $      --      $      --
                                    ========      =========      =========      =========

EBIT, less intersegment,
 before corporate allocations
   Sales and marketing services     $  2,662      $   9,344      $  16,786      $  31,463
   PDI Pharma                        (15,055)       (32,141)       (34,907)       (16,683)
   Corporate charges                 (10,076)        (6,724)       (23,757)       (21,197)
                                    --------      ---------      ---------      ---------
     Total                          $(22,469)     $ (29,521)     $ (41,878)     $  (6,417)
                                    ========      =========      =========      =========

Corporate allocations
Sales and marketing services        $ (3,837)     $  (3,455)     $  (9,190)     $ (12,651)
   PDI Pharma                         (6,239)        (3,269)       (14,567)        (8,546)
   Corporate charges                  10,076          6,724         23,757         21,197
                                    --------      ---------      ---------      ---------
     Total                          $     --      $      --      $      --      $      --
                                    ========      =========      =========      =========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                        Three Months Ended           Nine Months Ended
                                            September 30,              September 30,
                                       ----------------------      ----------------------
(continued)                              2002          2001          2002          2001
                                       --------      --------      --------      --------
                                                          (thousands)
EBIT less corporate allocations
   Sales and marketing services        $ (1,175)     $  5,889      $  7,596      $ 18,812
   PDI Pharma                           (21,294)      (35,410)      (49,474)      (25,229)
     Corporate charges                       --            --            --            --
                                       --------      --------      --------      --------
     Total                             $(22,469)     $(29,521)     $(41,878)     $ (6,417)
                                       ========      ========      ========      ========

Reconciliation of EBIT to income
 before provision for income taxes
   Total EBIT for operating groups     $(22,469)     $(29,521)     $(41,878)     $ (6,417)
   Other income, net                        459           999         1,704         4,407
                                       --------      --------      --------      --------
   Income before provision
    for income taxes                   $(22,010)     $(28,522)     $(40,174)     $ (2,010)
                                       ========      ========      ========      ========

Capital expenditures
   Sales and marketing services        $    (48)     $  4,260      $  3,582      $  9,223
   PDI Pharma                                --           176           217         1,153
                                       --------      --------      --------      --------
     Total                             $    (48)     $  4,436      $  3,799      $ 10,376
                                       ========      ========      ========      ========

Depreciation expense
   Sales and marketing services        $  1,973      $  1,061      $  4,653      $  2,624
   PDI Pharma                               180            51           239            61
                                       --------      --------      --------      --------
     Total                             $  2,153      $  1,112      $  4,892      $  2,685
                                       ========      ========      ========      ========

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

      Some of our programs, including our Evista and Lotensin programs, require us to increase sales of the product beyond minimum threshold requirements in order to earn enough revenue to recoup our costs associated with the programs. The third quarter of 2002 is the first period in which we have exceeded contract baselines in our promotion of Evista, and as a result, we earned and subsequently received $2.9 million from Eli Lilly. Notwithstanding this revenue earned through the third quarter, we believe, based upon available product performance data, that it is probable that Evista sales will fall short of the 2002 annual baseline and no revenue will be earned by us for the full 2002 year. In this event, the $2.9 million payment received for the third quarter will have to be refunded to Eli Lilly. Accordingly, the $2.9 million was reserved for in the third quarter. Based upon our assessment of the future performance potential of Evista, on November 11, 2002, we and Eli Lilly agreed to mutually terminate the contract as of December 31, 2002. Accordingly, $7.8 million in Evista sales force costs expected to be incurred between October 1, 2002 and the December 31, 2002 termination date, for which a contract loss reserve has been recorded in the current period, have been charged to cost of goods sold.

      Since inception of the Lotensin program, we have not sufficiently exceeded contract baselines to cover the costs incurred in our promotion of Lotensin which resulted in a loss for the six months ended June 30, 2002. There is no assurance that actual revenues in future periods will exceed our costs under these programs. Even though there is an operating loss on this contract for the nine month period ending September 30, 2002, our efforts on this contract did result in operating income for the quarter ended September 30, 2002 because the sales of Lotensin exceeded the specified baselines and the revenues earned exceeded the operating costs. While we currently estimate that future revenues will continue to exceed costs associated with this agreement, there is no assurance that actual revenues will exceed costs; in which event the activities covered by this agreement could yield an operating loss and a contract loss reserve could be required.

Overview

      We are an innovative sales and marketing company serving the pharmaceutical, biotech, and medical devices and diagnostics industries. Partnering with clients, we provide product-specific programs designed to maximize profitability throughout a product's lifecycle from pre-launch through maturity. We are recognized as an industry leader based on our track record of innovation and our ability to keep pace in a rapidly changing industry. We leverage our expertise in sales, brand management and product marketing, marketing research, medical education, medical affairs, and managed markets and trade relations to help meet strategic objectives and provide incremental value for product sales. We operate under two reporting segments: sales and marketing services and PDI Pharma. Within our two reporting segments we provide the following services:

o     Sales and marketing services:

      o     dedicated contract sales services;

      o     shared contract sales services;

      o     medical devices and diagnostics sales and marketing services;

      o     marketing research and consulting services (TVG); and

      o     medical education and communication services (TVG).

o     PDI Pharma:

      o     LifeCycle Extension services (LCXT);

      o     product commercialization services (PCS);and

      o     copromotion services.

      Our contracts within the LCXT, PCS and copromotion subcategories are more heavily performance based and have a higher risk potential and correspondingly an opportunity for higher profitability. These contracts may involve significant startup expenses and a greater risk of operating losses. These contracts normally require significant participation from our PDI Pharma and TVG professionals whose skills include marketing, brand management, trade relations and marketing research.

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

      On September 10, 2001, we acquired InServe Support Solutions (InServe) in a transaction treated as an asset acquisition for tax purposes. The acquisition was accounted for as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141 and SFAS 142. The net assets of InServe on the date of acquisition were approximately $1.3 million. At closing, we paid the former shareholders of InServe $8.5 million, net of cash acquired. Additionally, we deposited $3.0 million in escrow related to contingent payments payable during 2002 if certain defined benchmarks are achieved. In April 2002, $1.2 million of the escrow was paid to InServe shareholders (the Seller) and $265,265 was returned to us due to nonachievement of a performance benchmark. In September 2002, substantially all of the remaining $1.5 million in escrow was paid to the Seller. In connection with these transactions, we recorded $7.8 million in goodwill, which is included in other long-term assets, and the remaining purchase price was allocated to identifiable tangible and intangible assets and liabilities acquired.

      InServe is a leading nationwide supplier of supplemental field-staffing programs for the medical devices and diagnostics industries. InServe provides hands-on clinical education and after-sales support to maximize product utilization and customer satisfaction. InServe's clients include many of the leading medical devices and diagnostics companies, including Becton Dickinson, Roche Diagnostics and Johnson & Johnson.

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

      In May 2001, we entered into an agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. Under this agreement, we provide promotional, selling, marketing, and brand management for Lotensin. In exchange, we are entitled to receive a split of incremental net sales above specified baselines. Also under this agreement with Novartis, we copromote Lotrel(R) in the U.S. for which we are entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain total prescription (TRx) objectives. On May 20, 2002, we expanded this agreement with the addition of Diovan(R) and Diovan HCT(R). As with Lotrel, we copromote Diovan and Diovan HCT in the U.S. for which we are entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain TRx objectives. Novartis has retained regulatory responsibilities for Lotensin, Lotrel and Diovan and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event our estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on our results of operations, cash flows and liquidity. Even though there is an operating loss on this contract for the nine month period ending September 30, 2002, our efforts on this contract did result in operating income for the quarter ended September 30, 2002 because the sales of Lotensin exceeded the specified baselines and the revenues earned exceeded the operating costs. While we currently estimate that future revenues will continue to exceed costs associated with this agreement, there is no assurance that actual revenues will exceed costs; in which event the activities covered by this agreement could yield an operating loss and a contract loss reserve could be required.

      In October 2001, we entered into an agreement with Eli Lilly to copromote Evista in the U.S. Evista is approved in the U.S. for the prevention and treatment of osteoporosis in postmenopausal women. Under the terms of the agreement, we provide sales representatives to copromote Evista to physicians in the U.S. Our sales representatives augment the Eli Lilly sales force promoting Evista. Under this agreement, we are entitled to be compensated based on net sales achieved above a predetermined level. The agreement does not provide for the reimbursement of expenses we incur.

      The Eli Lilly arrangement is a performance based contract for an original term expiring December 31, 2003, subject to earlier termination upon the occurrence of specific events. We are required to commit a certain level of spending for promotional and selling activities, including but not limited to sales representatives, which could range from $8.0 million to $12.0 million per quarter. The sales force assigned to Evista may be used to promote other products, including products covered by other PDI copromotion arrangements. Since the inception of the agreement, the Evista sales force has been used to promote products covered by other PDI copromotion arrangements, partially offsetting the costs of the sales force. Our compensation for Evista is determined based upon a percentage of net factory sales of Evista above contractual baselines. To the extent that such baselines are not exceeded, which was the case since the inception of the agreement through June 30, 2002, we receive no revenue. Since we received no revenue under this arrangement in the first half of 2002, we recognized negative gross profit of approximately $8.7 million and $8.9 million for the quarters ended March 31, 2002 and June 30, 2002, respectively.

      During the third quarter of 2002 we earned and subsequently received $2.9 million from Eli Lilly under the Evista contract as a result of sales exceeding cumulative contract baselines for the nine month period ended September 30, 2002. Notwithstanding this revenue earned through the third quarter, we believe, based upon available product performance data, that it is probable that Evista sales will fall short of the 2002 annual baseline and no revenue will be earned by us for the full 2002 year. In this event, the $2.9 million payment received for the third quarter will have to be refunded to Eli Lilly. Accordingly, the $2.9 million was reserved for in the third quarter.

      Based upon management's assessment of the future performance potential of Evista, on November 11, 2002, we and Eli Lilly mutually agreed to terminate the contract as of December 31, 2002. As a result, due to the fact that we believe that Evista sales will fall short of the 2002 annual baseline and no revenue will be earned by us in the fourth quarter of 2002 or the full 2002 year, $7.8 million consisting of Evista sales force costs required to be incurred by us between October 1, 2002 and the December 31, 2002 termination date to fulfill our remaining obligations under the contract has been charged to cost of goods sold and an accrued contract loss has been recorded in the balance sheet as of September 30, 2002.

Revenues and expenses

      Our revenues and cost of goods and services are classified between service and product sales for reporting purposes. Historically, we have derived a significant portion of our service revenue from a limited number of clients. However, concentration of business in the pharmaceutical outsourcing industry is common and the industry continues to consolidate. Accordingly, we are likely to continue to experience significant client concentration in future periods. Our three largest clients accounted for approximately 71.0% and 69.2%, of our service revenue for the quarters ended September 30, 2002 and 2001, respectively, and 72.0% and 60.1% of our service revenue for the nine-month periods ended September 30, 2002 and 2001, respectively. For the quarter ended September 30, 2001, product revenue from sales of Ceftin primarily came from two customers who accounted for approximately 52.8% of total net product revenue. Of the $6.4 million recorded as product revenue for the nine months ended September 30, 2002, only approximately $716,000 was from the sale of Ceftin inventory. The balance of $5.7 million resulted from the net positive adjustments recorded in sales returns and allowances, discounts and rebates for the first nine months of 2002 that occurred as we continue to satisfy our liabilities relating to the previous reserves recorded as a result of Ceftin sales in prior periods. Since those reserves were initially set up as estimates, using historical data and other information, there may be both positive and negative adjustments made as the liabilities are settled in future periods and such adjustments will be reflected in product revenue in accordance with the classification of such accruals as initially recorded.

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

      Program expenses consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Program expenses include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. Expenses related to the product detailing of products we distribute such as Ceftin (as discussed below under Product revenue and cost of goods sold) are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

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

      Cost of goods sold includes all expenses for both product distribution costs and manufacturing costs of product sold. Inventory is valued at the lower of cost or fair value. Cost is determined using the first in, first out costing method. Inventory to date has consisted of only finished goods. Cost of goods sold and gross margin on sales under the Ceftin agreement fluctuated based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts.

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

Restructuring and Other Non-Recurring Charges

      During the third quarter, we adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies. This plan is primarily in response to the general decrease in demand within our markets for sales and marketing services. The majority of the restructuring activities will be completed by December 31, 2002, with full completion expected by September 30, 2003.

      In connection with this plan, we will record total restructuring charges of approximately $5.3 million, other non-recurring charges of approximately $0.3 million, and accelerated depreciation of approximately $0.8 million.

      The restructuring charge is comprised of:

            o $3.6 million in severance expense consisting of cash and non-cash termination payments to be made to employees in connection with their involuntary termination. Approximately 90% of affected employees will have left our employ by December 31, 2002, and the remaining employees are expected to leave us in early 2003. All of the severance expense will be recorded in the fourth quarter of 2002; and

            o $1.7 million in restructuring costs consisting primarily of reserves in connection with the closure or exit of leased space located in Mahwah, NJ and Cincinnati, OH (which we plan to close effective December 31, 2002), Lawrenceville, NJ, Fort Washington, PA and Novato, CA.

      The other non-recurring charges relate to the writeoff of fixed assets associated with certain of our facilities being closed or exited as part of the restructuring plan. The accelerated depreciation charges of $0.8 million relate to the assets to be disposed of but still in service through December 31, 2002.

      In the third quarter of 2002, we recorded total restructuring and non-recurring charges of $1.0 million, comprised of $0.7 million in non-cancelable lease commitments and $0.3 million of asset writeoffs. Additionally, approximately $0.2 million of accelerated depreciation expense related to assets to be disposed of but which will still be in service was recorded in the third quarter. This accelerated depreciation expense is recorded in selling, general and administrative expense in the statements of operations. In the fourth quarter of 2002, we will record approximately $4.5 million in restructuring and non-recurring charges, comprised of $3.6 million in severance and $0.9 million in lease commitment costs. Additionally, approximately $0.6 million in accelerated depreciation will be recorded in selling, general and administrative expense in the statements of operations in the fourth quarter of 2002. The only remaining restructuring costs expected to be expensed after December 31, 2002 are approximately $0.1 million in lease termination costs relating to one of the facilities.

      The reserve accrual for non-cancelable lease commitments at September 30, 2002 is $0.7 million and is recorded as part of current liabilities on the accompanying balance sheet.

Evista and Ceftin Contract Loss Reserves

Ceftin

      On August 21, 2001 the U.S. Court of Appeals overturned a preliminary injunction granted by the New Jersey District Court, which allowed for the entry of a generic competitor to Ceftin immediately upon approval by the FDA. The affected Ceftin patent had previously been scheduled to run through July 2003. As a result of this decision and its impact on future sales, in the third quarter of 2001, PDI recorded a charge to cost of goods sold for $24.0 million representing the anticipated future loss to be incurred by the Company under the Ceftin agreement as of September 30, 2001. The recorded loss was calculated as the excess of estimated costs that PDI was contractually obligated to incur to complete its obligations under the arrangement, over the remaining estimated gross profits to be earned under the contract from selling the inventory. These costs primarily consisted of amounts paid:

      o     to GSK to reduce purchase commitments,

      o     for estimated committed sales force expenses,

      o     for selling and marketing costs,

      o     for distribution costs, and

      o     for fees to terminate existing arrangements.

      The Ceftin agreement was terminated by the Company and GSK under a mutual termination agreement entered into in December 2001. Under the termination agreement, the Company agreed to perform its marketing and distribution services through February 28, 2002. The Company also maintained responsibility for sales returns for product sold until the expiration date of the product sold, estimated to run through December 31, 2004, and certain administrative functions regarding Medicaid rebates. The combination of the decline in revenue and the recorded contract loss caused a severe adverse effect on gross profit and operating income for the three months and nine months ending September 30, 2001.

Evista

      Based upon our assessment of the future performance potential of Evista as compared to contractual baselines, on November 11, 2002, we and Eli Lilly mutually agreed to terminate the contract as of December 31, 2002. As a result, $7.8 million in Evista sales force costs expected to be incurred between October 1, 2002 and the December 31, 2002 termination date have been charged to cost of goods sold and reserved for in a contract loss provision in the current period. During the third quarter of 2002 we earned $2.9 million under the Evista contract as a result of sales exceeding cumulative contract baselines; however, this revenue has been reserved against since it will have to be refunded to Eli Lilly if no revenue is earned based upon the annualized sales. During the entire life of this contract, we have not recorded any performance based revenue because we estimate that the sales of the product will not meet the established baseline. All expenses incurred in the performance of this contract consisting of sales force and other marketing expenses have consistently been charged to cost of goods sold. These expenses have created negative gross profit for the contract each quarter. The negative gross profits in 2002 have been as follows:

                                               Third quarter   Nine months
                                                    2002          2002
                                               ---------------------------
                                                      (in millions)
            Loss from contracted operations       $   6.7       $  24.4

            Contract reserve loss                     7.8           7.8
                                                  -------       -------
              Total Evista loss                   $  14.5       $  32.2
                                                  =======       =======

Consolidated Results of Operations

      The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                          --------------------       --------------------
                                                           2002           2001       2002            2001
                                                          -----          -----       -----          -----
Revenue
   Service, net                                            99.7%          61.5%       96.9%          49.5%
   Product, net                                             0.3           38.5         3.1           50.5
                                                          -----          -----       -----          -----
     Total revenue, net                                   100.0%         100.0%      100.0%         100.0%
Cost of goods and services
   Program expenses                                       104.5           51.5        97.8           38.9
   Cost of goods sold                                        --           44.8          --           38.7
                                                          -----          -----       -----          -----
     Total cost of goods and services                     104.5%          96.3%       97.8%          77.6%

Gross (loss) profit                                        (4.5)           3.7         2.2           22.4
Operating expenses
   Compensation expense                                    14.2            8.1        12.7            6.8
   Other selling, general and administrative expenses      14.6           21.2         9.4           17.1
   Restructuring and non-recurring charges                  1.5             --         0.5             --
                                                          -----          -----       -----          -----
     Total operating expenses                              30.3           29.3        22.6           23.9
                                                          -----          -----       -----          -----
Operating loss                                            (34.8)         (25.6)      (20.4)          (1.5)
Other income, net                                           0.7            0.9         0.8            1.0
                                                          -----          -----       -----          -----
   Loss before benefit for income taxes                   (34.1)         (24.7)      (19.6)          (0.5)
Benefit for income taxes                                  (11.9)          (9.8)       (7.0)           0.0
                                                          -----          -----       -----          -----
   Net loss                                               (22.2)%        (14.9)%     (12.6)%         (0.5)%
                                                          =====          =====       =====          =====

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

      Revenue. Net revenue for the quarter ended September 30, 2002 was $64.6 million, 44.2% less than net revenue of $115.7 million for the quarter ended September 30, 2001. Net revenue from the sales and marketing services segment for the quarter ended September 30, 2002 was $43.0 million, $19.6 million less than net revenue of $62.6 million from that segment for the comparable prior year period. This decrease was primarily attributable to the loss of one large dedicated CSO contract and the general decrease in demand within our markets for sales and marketing services. Net PDI Pharma revenue for the quarter ended September 30, 2002 was $21.6 million, of which $215,000 was product revenue attributable to the changes in estimates related to sales allowances and returns, and discounts and rebates recorded on previous Ceftin sales. During the quarter, sales of Evista exceeded the cumulative contractual baseline for the nine months ended September 30, 2002 and therefore we earned revenue of $2.9 million from that contract; however, since we believe that sales are likely to fall short of the annual baseline for 2002, no revenue has been recognized. The balance of $21.4 million in revenue was from other performance based contracts. PDI Pharma revenue for the three months ended September 30, 2001 was $53.0 million; of that amount, net product revenue, consisting only of Ceftin, was $44.5 million and $8.5 million was from other performance based contracts.

      Cost of goods and services. Cost of goods and services for the quarter ended September 30, 2002 was $67.5 million, 39.4% less than cost of goods and services of $111.4 million for the quarter ended September 30, 2001. As a percentage of total net revenue, cost of goods and services increased to 104.5% for the quarter ended September 30, 2002 from 96.3% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the sales and marketing services segment for the quarter ended September 30, 2002 were $31.6 million, 30.8% less than program expenses of $45.7 million for the prior year period. As a percentage of sales and marketing services segment revenue, program expenses for the quarters ended September 30, 2002 and 2001 were 73.6% and 73.0%, respectively. Cost of goods and services associated with the PDI Pharma segment were $35.9 million and $65.7 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease was primarily attributable to the large cost of goods sold associated with the Ceftin contract in 2001. During the third quarter 2001, there were charges to cost of goods sold for product sold as well as for the $24.0 million charge for the Ceftin termination reserve. As a percentage of PDI Pharma revenue, cost of goods and services for the quarters ended September 30, 2002 and 2001 were 165.8% and 123.7%, respectively. This increase was primarily attributable to the negative gross profit associated with the Evista program. To date, the revenues earned from the Evista performance based contract have fallen short of sales and marketing costs associated with this contract. Performance based contracts can achieve a gross profit percentage above our historical averages for contract sales programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product falls short of baselines. After considering the cumulative below baseline performance on the Evista contract since inception on October 1, 2001, and the likelihood of continued poor performance against the contractual baselines, and the mutual termination of the contract by us and Eli Lilly, we determined that we would continue to lose money over the remainder of the contract and recorded a contract loss reserve of $7.8 million in the third quarter of 2002.

      Compensation expense. Compensation expense for the quarter ended September 30, 2002 was $9.2 million, 1.3% less than $9.3 million for the comparable prior year period. As a percentage of total net revenue, compensation expense increased to 14.2% for the quarter ended September 30, 2002 from 8.0% for the quarter ended September 30, 2001. Compensation expense for the quarters ended September 30, 2002 and September 30, 2001 attributable to the PDI Pharma segment was $2.8 million and $2.7 million, respectively; as a percentage of revenue, compensation expense was 12.8% for the quarter ended September 30, 2002 compared to 5.2% in the prior year period. Compensation expense for the quarter ended September 30, 2002 attributable to the sales and marketing services segment was $6.4 million compared to $6.6 million for the quarter ended September 30, 2001. As a percentage of net revenue from the sales and marketing services segment, compensation expense increased to 14.9% for the quarter ended September 30, 2002 from 10.4% for the quarter ended September 30, 2001.

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $9.4 million for the quarter ended September 30, 2002, 61.6% less than other selling, general and administrative expenses of $24.6 million (of which $17.6 million were related to Ceftin activities) for the quarter ended September 30, 2001. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 14.6% for the quarter ended September 30, 2002 from 21.1% for the quarter ended September 30, 2001. Other selling, general and administrative expenses attributable to the sales and marketing services segment for the quarter ended September 30, 2002 were $5.3 million, compared to other selling, general and administrative expenses of $4.5 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 12.4% and 7.1% for the quarters ended September 30, 2002 and 2001, respectively. Other selling, general and administrative expenses attributable to the PDI Pharma segment for the quarter ended September 30, 2002 were approximately $4.1 million, or 19.0% of revenue, compared to $20.1 million for the prior year period. Excluding the $17.6 million associated with the Ceftin field and other promotional expenses in the prior year period, other selling, general and administrative expenses were $2.5 million, or 4.7% of revenue.

      Both compensation and other selling, general and administrative expenses were higher as a percentage of revenue in the 2002 period than they were in 2001, even after excluding the selling, general and administrative expenses associated with the Ceftin contract. This factor, considered with management's overall assessment of market conditions and our cost structure, prompted us to undertake cost reduction initiatives (see section labeled "Restructuring and Other Non-Recurring Charges").

      Operating loss. There was an operating loss for the quarter ended September 30, 2002 of $22.5 million, compared to an operating loss of $29.5 million for the quarter ended September 30, 2001. The current quarter consolidated operating loss was primarily the result of losses generated by the performance based contracts. The operating loss for the quarter ended September 30, 2002 for the sales and marketing services segment was $1.2 million, compared to sales and marketing services operating income for the quarter ended September 30, 2001 of $5.9 million. There was an operating loss for the PDI Pharma segment for the quarter ended September 30, 2002 of $21.3 million, compared to an operating loss of $35.4 million for the prior year period, primarily attributable to the contract loss reserve recorded for the Ceftin contract in the third quarter of 2001.

      Other income, net. Other income, net, for the quarters ended September 30, 2002 and 2001 was $459,000 and $999,000, respectively. For the quarter ended September 30, 2002, other income, net, was comprised primarily of $412,000 in interest income, which was significantly lower than the prior year period due to significantly lower interest rates and decreased investments due to the operating losses incurred. Additionally, there was net other income during the quarter of $47,000. Other income, net, for the prior year period was comprised primarily of interest income.

      Benefit for income taxes. There was an income tax benefit of $7.7 million for the quarter ended September 30, 2002, compared to an income tax benefit of $11.3 million for the quarter ended September 30, 2001, which consisted of Federal and state corporate income taxes. The effective tax benefit rate for the quarter ended September 30, 2002 was 35.0%, compared to an effective tax rate of 39.5% for the quarter ended September 30, 2001. The provision this quarter includes a valuation allowance for New Jersey net operating losses that may not be utilized because of recent changes in the tax law.

      Net loss. There was a net loss for the quarter ended September 30, 2002 of $14.3 million, compared to a net loss of $17.3 million for the quarter ended September 30, 2001 due to the factors discussed above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Revenue. Net revenue for the nine months ended September 30, 2002 was $205.0 million, 52.6% less than net revenue of $432.7 million for the nine months ended September 30, 2001. Net revenue from the sales and marketing services segment for the nine months ended September 30, 2002 was $149.9 million, $48.6 million less than net revenue of $198.5 million from that segment for the comparable prior year period. This decrease was primarily attributable to the loss of several significant dedicated CSO contracts and the general decrease in demand within our markets for sales and marketing services. Net PDI Pharma revenue for the nine months ended September 30, 2002 was $55.1 million, of which $6.4 million was Ceftin product revenue. Within product revenue, approximately $716,000 was attributable to sales of Ceftin and $5.7 million was attributable to the changes in estimates related to sales allowances and returns, and discounts and rebates recorded on previous Ceftin sales. The balance of $48.7 million was from other performance based contracts, notably the Novartis contract which now includes Diovan as well as Lotrel and Lotensin. PDI Pharma revenue for the nine months ended September 30, 2001 was $234.2 million; of that amount, net product revenue was $218.7 million and $15.5 in revenue was from other performance based contracts.

      Cost of goods and services. Cost of goods and services for the nine months ended September 30, 2002 was $200.5 million, 40.3% less than cost of goods and services of $335.8 million for the nine months ended September 30, 2001. As a percentage of total net revenue, cost of goods and services increased to 97.8% for the nine months ended September 30, 2002 from 77.6% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the sales and marketing services segment for the nine months ended September 30, 2002 were $110.7 million, 22.8% less than program expenses of $143.4 million for the prior year period. As a percentage of sales and marketing services segment revenue, program expenses for the nine months ended September 30, 2002 and 2001 were 73.9% and 72.3%, respectively. Cost of goods and services associated with the PDI Pharma segment was $89.8 million and $192.4 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease was primarily attributable to the large cost of goods sold associated with the Ceftin contract in 2001. During the nine months ended September 30, 2001 there were charges to cost of goods sold for product sold as well as for the $24.0 million charge for the Ceftin termination reserve. As a percentage of PDI Pharma revenue, cost of goods and services for the nine months ended September 30, 2002 and 2001 was 163.0% and 82.1%, respectively. This increase was primarily attributable to the negative gross profit associated with the Evista program. To date the revenues earned from the performance based contracts for Evista and Lotensin have fallen short of sales and marketing costs associated with those contracts. Performance based contracts can achieve a gross profit percentage above our historical averages for contract sales programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product falls short of baselines. After considering the cumulative below baseline performance on the Evista contract since inception on October 1, 2001, and the likelihood of continued poor performance, against contract baselines and the mutual termination of the contract by us and Eli Lilly, we determined that it was probable that Evista sales for the full year 2002 would be below the annual baseline and therefore we recorded a contract loss reserve of $7.8 million in the third quarter of 2002 equal to the remaining costs required to be incurred to fulfill our obligations through the contract termination date.

      Compensation expense. Compensation expense for the nine months ended September 30, 2002 was $26.2 million, 11.0% less than $29.5 million for the comparable prior year period. As a percentage of total net revenue, compensation expense increased to 12.8% for the nine months ended September 30, 2002 from 6.8% for the nine months ended September 30, 2001. Compensation expense for the nine months ended September 30, 2002 attributable to the sales and marketing services segment was $17.9 million compared to $22.5 million for the nine months ended September 30, 2001. As a percentage of net revenue from the sales and marketing services segment, compensation expense increased slightly to 11.9% for the nine months ended September 30, 2002 from 11.3% for the nine months ended September 30, 2001. Compensation expense for the nine months ended September 30, 2002 attributable to the PDI Pharma segment was $8.3 million, or 15.1% of PDI Pharma revenue, compared to $7.0 million, or 3.0% in the prior year period.

      Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $19.2 million for the nine months ended September 30, 2002, 74.0% less than other selling, general and administrative expenses of $73.8 million (of which $51.1 million was related to Ceftin activities) for the nine months ended September 30, 2001. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 9.4% for the nine months ended September 30, 2002 from 17.1% for the nine months ended September 30, 2001. Other selling, general and administrative expenses attributable to sales and marketing services segment for the nine months ended September 30, 2002 were $12.9 million, $0.9 million less than other selling, general and administrative expenses of $13.8 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 8.6% and 6.9% for the nine months ended September 30, 2002 and 2001, respectively. Other selling, general and administrative expenses attributable to the PDI Pharma segment for the nine months ended September 30, 2002 were $6.3 million. For the nine months ended September 30, 2001, other selling, general and administrative expenses were $60.0 million. Excluding $51.1 million in Ceftin field and other promotional expenses, other selling, general and administrative expenses for the nine months ended September 30, 2001 were $8.9 million.

      Both compensation and other selling, general and administrative expenses were higher as a percentage of revenue in the 2002 period than they were in 2001, even after excluding the selling, general and administrative expenses associated with the Ceftin contract. This factor, considered with management's overall assessment of market conditions and our cost structure, prompted us to undertake cost reduction initiatives (see section labeled "Restructuring and Other Non-Recurring Charges").

      Operating loss. There was an operating loss for the nine months ended September 30, 2002 of $41.9 million, compared to an operating loss of $6.4 million for the nine months ended September 30, 2001. The 2002 period operating loss was primarily the result of losses generated by the performance based contracts. Operating income for the nine months ended September 30, 2002 for the sales and marketing services segment was $7.6 million, or 59.6% less than the sales and marketing services operating income for the nine months ended September 30, 2001 of $18.8 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 5.1% for the nine months ended September 30, 2002, from 9.5% for the comparable prior year period. There was an operating loss for the PDI Pharma segment for the nine months ended September 30, 2002 of $49.5 million due primarily to the performance of the Evista and Lotensin contracts, compared to an operating loss of $25.2 million for the prior year period.

      Other income, net. Other income, net, for the nine months ended September 30, 2002 and 2001 was $1.7 million and $4.4 million, respectively. For the nine months ended September 30, 2002, other income, net, was primarily comprised of $1.8 million in interest income, which was significantly lower than the prior year due to significantly lower interest rates as well as reduced investments due to the operating losses incurred in 2002. This was partially offset by line of credit fees of approximately $100,000. Other income, net, for the prior year period was comprised primarily of interest income.

      Benefit for income taxes. There was an income tax benefit of $14.4 million for the nine months ended September 30, 2002, compared to an income tax benefit of $85,000 for the nine months ended September 30, 2001, which consisted of Federal and state corporate income taxes. The effective tax benefit rate for the nine months ended September 30, 2002 was 35.9%, compared to an effective tax benefit rate of 4.2% for the nine months ended September 30, 2001. During 2001, the increase in the effective tax rate was attributable to several specific transactions or situations that when applied to our lower than normal pretax earnings created a large deviation from our target effective tax rate of 41% to 42%. For example, certain nondeductible expenses which are routinely incurred had a significantly higher impact on the effective tax rate in 2001, compared to prior years, due to the lower level of pretax profits.

      Net loss. There was a net loss for the nine months ended September 30, 2002 of $25.8 million, compared to a net loss of $1.9 million for the nine months ended September 30, 2001 due to the factors discussed above.

Liquidity and capital resources

      As of September 30, 2002, we had cash and cash equivalents and short-term investments of approximately $85.8 million and working capital of $93.8 million compared to cash and cash equivalents and short-term investments of approximately $78.1 million and working capital of $102.9 million at September 30, 2001.

      For the nine months ended September 30, 2002, net cash used in operating activities was $76.1 million, compared to $13.2 million cash used in operating activities for the same period in 2001. The main components of cash used in operating activities were:

o     a net loss from operations of $25.8 million,

o     income tax receivable (part of other current assets) of $14.1 million,

o reduction in accrued returns, rebates and sales discounts associated with the Ceftin agreement of $50.8 million, partially offset by

o cash generated from other changes in assets and liabilities of $14.6 million.

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

      When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of September 30, 2002, we had $8.0 million of unearned contract revenue and $9.3 million of unbilled costs and accrued profits. Substantially all deferred and unbilled costs and accrued profits are earned or billed, as the case may be, within 12 months of the end of the respective period.

      For the nine months ended September 30, 2002, net cash used in investing activities was $1.5 million, comprised of $2.7 million in payments made as part of the InServe acquisition, $379,000 in other investments and $3.8 million in additions to property, plant and equipment, partially offset by the sale of $5.4 million of short-term investments.

      For the nine months ended September 30, 2002, net cash provided by financing activities was $1.5 million. This increase in cash is due to the net proceeds received from the employee stock purchase plan of $1.4 million and approximately $131,000 in proceeds received from the exercise of common stock options by employees.

      Capital expenditures during the nine months ended September 30, 2002 and 2001 were $3.8 million and $10.4 million, respectively, and were funded from available cash.

      We believe that our cash and cash equivalents, short-term investments and future cash flows generated from operations will be sufficient to meet our foreseeable operating and capital requirements for the next twelve months. We are currently exploring opportunities for a credit facility secured by our current assets. We continue to evaluate and review acquisition candidates and financing opportunities in the ordinary course of business.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Within the past 90 days, PDI's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

(b) Changes in Internal Controls

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II - Other Information

Item 1 - Legal Proceedings

      In January and February 2002, the Company, its chief executive officer, and its chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 (the "1934 Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs ("Lead Plaintiffs") and Lead Plaintiffs' counsel. A consolidated and amended complaint was filed on July 29, 2002 ("First Consolidated and Amended Complaint").

      The First Consolidated and Amended Complaint names the Company, its chief executive officer, and its chief financial officer as defendants; purports to state claims against them on behalf of all persons who purchased the Company's common stock between May 22, 2001 and November 12, 2001; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the First Consolidated and Amended Complaint is that the defendants intentionally or recklessly made false or misleading public statements and omissions concerning the Company's financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline, as well as its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corp. As of this filing, the Company has not yet answered the First Consolidated and Amended Complaint.

      On October 31, 2002, Lead Plaintiffs filed a motion for leave to file a second consolidated and amended complaint, which would supersede the First Consolidated and Amended Complaint. Lead Plaintiffs' proposed second consolidated amended complaint names the Company, its chief executive officer, and its chief financial officer as defendants; purports to state claims against them on behalf of all persons who purchased the Company's common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in Lead Plaintiffs' proposed second consolidated and amended complaint is that the defendants intentionally or recklessly made false or misleading public statements and omissions concerning the Company's financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corp., as well as its marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly & Co. The Company believes that it is likely that the Court will grant Lead Plaintiffs' motion for leave to file a second amended and consolidated complaint and, if granted, intends to file a motion to dismiss under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. Discovery has not yet commenced in the consolidated action. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

      The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and marketed by the Company on Bayer's behalf. The Company may be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. The Company intends to defend these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses it incurs relating to these proceedings.

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

Item 5 - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
  No.
  ---
99.1     Certification of Chief Executive Officer
99.2     Certification of Chief Financial Officer

(b)   Reports on Form 8-K

      During the three months ended September 30, 2002, the Company filed the following report on Form 8-K:

                    Date                Item               Description
            ---------------           -------       ----------------------------
            August 12, 2002              5          Earnings Press Release

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 14, 2002                                          PDI, INC.


                                            By: /s/ Charles T. Saldarini
                                                --------------------------------
                                                Charles T. Saldarini
                                                Chief Executive Officer


                                            By: /s/ Bernard C. Boyle
                                                --------------------------------
                                                Bernard C. Boyle
                                                Chief Financial and Accounting
                                                Officer

                                    PDI, INC.

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION

      I, Charles T. Saldarini, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of PDI, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /s/ Charles T. Saldarini
                                       -----------------------------------------
                                                  Charles T. Saldarini
                                       Vice Chairman and Chief Executive Officer

Date: November 14, 2002

                                    PDI, INC.

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION

      I, Bernard C. Boyle, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of PDI, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                       /s/ Bernard C. Boyle
                                                       -------------------------
                                                             Bernard C. Boyle
                                                         Chief Financial Officer

Date: November 14, 2002