Form 10-K
period 2002-12-31
PDI INC
filed 2003-03-11
CIK 1054102

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

                   For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 in the Act.) Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2003 was approximately $89,764,902.

      The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 7, 2003 was 14,210,205 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    PDI, INC.

                             Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART 1.........................................................................................................3
   Item 1.  Business...........................................................................................3
   Item 2.  Properties........................................................................................19
   Item 3.  Legal Proceedings.................................................................................20
   Item 4.  Submission of Matters to a Vote of Security Holders...............................................21
PART II.......................................................................................................22
   Item 5.  Market for our Common Equity and Related Stockholder Matters......................................22
   Item 6.  Selected Financial Data...........................................................................22
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............24
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk........................................40
   Item 8.  Financial Statements and Supplementary Data.......................................................40
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.............40
PART III......................................................................................................41
   Item 10. Directors and Executive Officers..................................................................41
   Item 11. Executive Compensation............................................................................44
   Item 12. Security Ownership of Certain Beneficial Owners and Management....................................48
   Item 13. Certain Relationships and Related Transactions....................................................49
   Item 14. Controls and Procedures...........................................................................49
PART IV.......................................................................................................50
   Item 15. Exhibits and Financial Statement Schedules........................................................50

                      FORWARD LOOKING STATEMENT INFORMATION

      Various statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that we can achieve our objectives or implement our plans. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART 1

ITEM 1. BUSINESS

Summary of Business

      We are a commercial sales and marketing company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries.

      We create and execute sales and marketing campaigns intended to improve the profitability of pharmaceutical or MD&D products. We do this by partnering with companies who own the intellectual property rights to these products and recognize our ability to commercialize these products and maximize their sales performance. We have a variety of agreement types that we enter into with our partner companies, from fee for service arrangements to equity investments in a product or company. In these agreements, we can leverage our experience in:

      o     sales,
      o     brand management and product marketing,
      o     marketing research,
      o     medical education,
      o     medical affairs, and
      o     managed markets and trade relations

to help meet strategic objectives and provide incremental value for product sales.

      We have assembled our commercial capabilities through acquisition and internal expansion and they can be applied on a stand-alone or integrated basis. This flexibility enables us to provide a wide range of marketing and promotional options that can benefit many different products throughout the various stages of their life cycles. Our capabilities enable us to take total sales, marketing and distribution responsibility for pharmaceutical and MD&D brands.

      It is important for us to form strong partnerships with companies within the biopharmaceutical and MD&D industries. We focus on operational excellence that delivers the desired product sales results. We also assign an account executive to each partner to ensure the partnership is working to the mutual benefit of both parties.

Reporting Segments and Operating Groups

      We operate under three reporting segments: PDI Sales and Marketing Services Group, PDI Pharmaceutical Products Group and PDI Medical Devices and Diagnostics Group.

PDI Sales and Marketing Services Group

      We are among the leaders in the pharmaceutical sales and marketing services industry in the U.S. We have designed and implemented programs for many of the major pharmaceutical companies serving the U.S. market. Our clients include AstraZeneca, Novartis, GlaxoSmithKline, Aventis, Pfizer and Pharmacia. We have strong relationships built on consistent performance and program results.

      Our clients engage us on a contractual basis to design and implement product promotion programs for both prescription and over-the-counter products. The programs in the PDI Sales and Marketing Services Group (SMSG) are designed to increase product profitability and are tailored to meet the specific needs of the product and the client. These services are predominantly provided on a fee for service basis. Occasionally, there is an opportunity for us to earn a bonus incentive if we meet or exceed predetermined performance targets.

Contract Sales

      Product detailing involves a representative meeting face-to-face with targeted prescribers and other healthcare decision makers to provide a technical review of the product being promoted. Contract sales teams can be deployed in one of two ways, either dedicated or shared.

      A dedicated contract sales team works exclusively on behalf of one client. The team members do not represent products of other manufacturers and often carry the business cards of the client. The sales team is customized to meet the specifications of our client with respect to the representative profile, physician targeting, product training, incentive compensation plans, integration with clients' in-house sales forces, the call reporting platform and data integration. Without incurring the cost of additional personnel, the client gets a high quality, industry-standard sales team comparable to its internal sales force.

      We offer shared sales teams in order to make a face-to-face selling resource available for those clients that want an alternative to a dedicated team. The PDI Shared Sales teams (formerly our ProtoCall unit) are leading providers of these detailing programs in the U.S. Each team sells multiple brands from different pharmaceutical manufacturers. Because costs are shared among various companies, these programs may be less expensive than programs involving a dedicated sales force. With a shared sales team, the client still gets targeted coverage of their physician audience within the representatives' geographic territories.

Marketing Research

      Employing leading edge, often proprietary research methodologies, we provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services, which include studies to identify the most impactful business strategy, profile, positioning, message, execution, implementation and post implementation for a product. Correctly implemented, our marketing research model improves the knowledge clients obtain about how physicians and other healthcare professionals will react to products.

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

Medical Education and Communications

      Our medical education and communications group provides medical education and promotional communications to the biopharmaceutical and MD&D industries. Using an expert-driven, customized approach, we provide our clients with integrated advocacy development, accredited continuing medical education (CME), promotions, publication services and interactive sales initiatives to generate incremental value for products.

      We create custom-designed programs focusing on optimizing the informed use of our clients' products. Our services are executed through a customized, integrated plan to be leveraged across the product's entire life cycle. We can meet a wide range of objectives, including advocacy during pre-launch, communicating disease state awareness, supporting a product launch, helping an under-performing brand, fending off new competition or expanding market leadership.

PDI Pharmaceutical Products Group

      Our pharmaceutical products group's (PPG) goal is to source pharmaceutical products in the U.S. through licensing, copromotion or acquisition arrangements.

      We have the personnel, skills and resources needed to identify and evaluate potential license, acquisition and copromotion opportunities. Our evaluation includes assessing the market potential of the product opportunity and weighing this against competitive products, the possibility of generic entry, the resources needed to compete and the many other variables that exist in product marketing.

      Licensing, copromotion and acquisition arrangements contain a greater level of risk when compared to fee for service agreements, however, there is potential for generating greater revenue at higher margins with longer-term visibility on revenue. PPG's arrangements may be longer in duration and potentially less prone to sudden termination than fee for service agreements. Our partner companies choose to work with us because we have the capabilities to provide a complete commercial solution.

Licensing

      Licensing entails taking total commercial responsibility for a product while another company maintains ownership of the intellectual property and the patent on the product. The company from which we license the product would typically retain responsibility for manufacturing the product. In a licensing arrangement, we may make upfront payments and/or royalty payments to our partner company.

      We conduct the sales, marketing and distribution functions for the product and we record the product sales in this reporting segment. We are also responsible for medical affairs, certain clinical and regulatory affairs as well as managed care and trade relations. Examples of the licensing agreements that we have entered into are described in the Contracts section of this report.

Copromotion

      Copromotion arrangements, a frequently used strategy within the biopharmaceutical and MD&D industries, occur when two companies agree to mutually promote the same product. Each party contributes expenses and resources toward the sales and marketing effort, with the financial risks and rewards shared on a predetermined basis.

      Typically, our partner company will manufacture and distribute the product, and be responsible for regulatory, medical affairs as well as managed care and trade relations. We may exercise significant control over the sales and marketing strategy for the product. Examples of the copromotion agreements that we have entered into are described in the Contracts section of this report.

Acquisition

      To date we have not acquired any products; however, if we were to acquire a product we would own the product outright and would most likely have total commercial responsibility, inclusive of manufacturing, sales, marketing, distribution, intellectual property defense and clinical and regulatory affairs.

Medical Devices and Diagnostics

      Our MD&D group provides an array of services to the MD&D industry. We have historically provided many of these sales and marketing activities to the pharmaceutical industry. We believe that our current infrastructure, supplemented by our addition of several individuals with extensive MD&D experience, can be leveraged to take advantage of opportunities in this market.

      In September 2001, we acquired InServe Support Solutions (InServe). InServe is a leading nationwide supplier of supplemental field-staffing programs for the MD&D industry. InServe employs nurses, medical technologists, and other clinicians who train healthcare practitioners and provide hands-on clinical education and after sales support to maximize product utilization and customer satisfaction. InServe's clients include many of the leading MD&D companies, including Becton Dickinson, Boston Scientific and Johnson & Johnson.

      The InServe acquisition helped establish our contract sales business within the MD&D market. We took our knowledge from years of providing sales forces to the pharmaceutical industry and applied it to the MD&D business. As a result, we now have contract sales as one of the services that we market to the MD&D industry, to assist a company in improving its product sales.

      A major focus of the MD&D group is product licensing and acquisition. We believe that this market is well suited for strategic alliances and partnerships with companies looking to maximize the commercial value of their products. This strategy led us to our first commercial MD&D partnership. In October 2002, we partnered with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products, by entering into an agreement pursuant to which we are the exclusive commercialization partner for the sales, marketing and distribution of the product line in the U.S.

History

      We commenced operations as a contract sales organization in 1987. From 1990 to 1995 contract sales became accepted in the pharmaceutical industry as a tactical solution for a lower cost, high quality sales team. The representatives were principally flex-time. We were paid per call and there was very little risk sharing.

      The expansion of pharmaceutical field forces in general and the acceptance of contract sales by the industry were two main drivers that fueled our high growth from 1996 to 2000. Our representatives were principally full-time employees and we provided a compensation package that was competitive with those of the major pharmaceutical companies in order to attract higher quality personnel and become a better provider of contract sales services.

      We completed our initial public offering in May 1998. In May of 1999, we acquired TVG, Inc. (TVG) which gave us one of the leading marketing research groups in the U.S. and a scientifically focused medical education capability. The addition of TVG provided us with incremental growth potential as a result of the additional capabilities available to support our service offerings.

      In August 1999, we added a shared sales capability through the acquisition of ProtoCall, now PDI Shared Sales. This addition provided us with a lower cost product offering and increased business opportunities with existing and new clients. This offering also supplemented our dedicated sales force capacity.

      In September 2001, we acquired InServe which provides clinical sales support to the MD&D industry. InServe employs nurses, medical technologists, and other clinicians who train healthcare practitioners with respect to medical equipment. InServe informs and supports the end users of medical equipment, with the objective of increasing satisfaction and utilization of the equipment. The client benefits by reducing the time its sales representatives spend for training and service, increasing the time available for sales activity.

      In June 2000, we established LifeCycle Ventures (LCV) to support our agreements that require marketing and other commercial capabilities. Our initial strategy, in response to the market dynamics at the time, was to identify under-promoted brands within pharmaceutical companies' product portfolios and put a focused promotional effort behind them, increasing product performance. This was the case in October 2000, when we entered into a sales, marketing and distribution agreement with GlaxoSmithKline (GSK) in support of Ceftin. The Ceftin agreement enabled LCV to add capabilities that we did not then have, such as distribution, medical affairs, regulatory and managed care and trade relations.

      The Ceftin agreement was terminated earlier than anticipated because of the unexpected introduction of a generic equivalent into the market in February 2002. Notwithstanding this event, the Ceftin agreement successfully facilitated our growth from a pure service provider to a commercial partner with expanded capabilities and service offerings for the pharmaceutical industry.

      During 2001 and 2002, we continued to identify other late stage pharmaceutical products that could benefit from focused sales and marketing efforts. Many companies had products within their portfolios that were underpromoted and that could benefit from focused sales and marketing efforts. As the dynamics within the industry changed, affected by mergers and acquisitions, a slowdown in the approval of new products, and increased generic availability of once large brands, the willingness of pharmaceutical companies to relinquish commercial control of products decreased.

      During this period, we entered into several financially beneficial copromotion agreements, including with Novartis Pharmaceuticals Corporation (Novartis). In contrast, our copromotion agreement with Eli Lilly and Company (Eli Lilly) resulted in significant operating losses. However, copromotion agreements remain a viable business arrangement with pharmaceutical companies, but we have a narrower range of parameters that must be met in order for us to consider an opportunity favorably.

      Our business development efforts are now focused on:

      o products in late stage development, prior to final Food and Drug Administration (FDA) approval; and
      o     opportunities within the sales and marketing services group.

      We believe that there are opportunities for us:

      o to partner with companies that lack the necessary infrastructure to commercialize their brands; and
      o to take over the promotion of products that are not getting the level of sales and marketing support needed to maximize the return to the brand owner.

Corporate Strategy

      Our strategy is to source pharmaceutical and MD&D products into our company that we can sell, market and commercialize. We do this by entering into agreements with companies that own the right to the product(s) and require our expertise in generating product sales. We are compensated either through a fee for service or by sharing in the product sales we generate.

Contracts

      Given the customized nature of our business, we utilize a variety of contract structures.

      Contracts within the sales and marketing services group are almost exclusively fee for service. These contracts, for dedicated teams, shared teams, and marketing research and medical education, contain specific activities that we provide in return for a fee. They may contain operational benchmarks, such as a minimum amount of activity or delivery within a specified amount of time. These contracts can include incentive payments should our activities generate results that meet or exceed predetermined performance targets.

      The majority of our revenue in the sales and marketing services segment is generated by contracts for dedicated sales teams. These contracts are generally for terms of one to three years and may be renewed or extended. The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days' notice. These contracts typically, but not always, provide for termination payments by the client upon termination without cause. While such termination may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, these penalties may not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could adversely affect our future revenue and profitability. Contracts may also be terminated for cause if we fail to meet stated performance benchmarks.

      Our market research and consulting and education and communications contracts generally are for projects lasting from three to six months. The contracts are terminable by the client and provide for termination payments in the event they are terminated without cause. Termination payments include payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of these contracts, it is unlikely the loss or termination of any individual contract would materially adversely affect our financial condition or results of operations.

      The contracts within the pharmaceutical products group are generally performance based. Certain licensing and acquisition contracts may require sales, marketing and distribution of product. Typically we provide and finance a portion, if not all, of the commercial activities in support of a brand in return for a percentage of product sales. An important performance parameter is normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases, for periods after our promotional activities have ended.

      In the fourth quarter of 2000, we entered into a performance based contract with GSK. Our agreement with GSK was in support of Ceftin and was an exclusive sales, marketing and distribution contract. The agreement had a five-year term, but was cancelable by either party without cause on 120 days' notice. The agreement was terminated by mutual consent, effective February 28, 2002, due to the unexpected entry of a competitive generic product.

      In May 2001, we entered into a copromotion agreement with Novartis where we secured the U.S. sales, marketing and promotion rights for Lotensin(R) (benazepril) and Lotensin HCT(R) (collectively Lotensin), that runs through December 31, 2003. Under this agreement, we provide promotion, sales, marketing and brand management for Lotensin, an ACE inhibitor. In exchange, we are entitled to receive a revenue split based on certain total prescription objectives above specified contractual baselines. Also under this agreement with Novartis, we promote Lotrel(R), a combination of the ACE inhibitor benazepril and the calcium channel blocker amlodipine. In May 2002, Diovan(R) (valsartan) and Diovan HCT (collectively Diovan) were added to the agreement. Diovan, an angiotensin II receptor blocker (ARB), is one of Novartis' most successful products. Under the Lotrel and Diovan portion of the agreement, we are compensated on a fee for service basis with the potential for incentive payments based upon achieving certain prescription and promotional sales objectives. The agreement to sell and market Lotensin, and to promote Lotrel and Diovan, runs through December 31, 2003. Novartis has retained certain regulatory responsibilities for Lotensin, Lotrel and Diovan as well as ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products, set pricing and provide all managed care and trade activities. In 2003, the Lotrel and Diovan contract will be classified differently since the nature of the contract has changed from a pure performance based contract where we were not assured of recouping our expenses, to a more traditional fee for service contract where we have greater certainty of recouping our expenses with the additional potential for incentives at year end based on achieving certain performance criteria.

      In October 2001, we entered into an agreement with Eli Lilly to copromote Evista(R) in the U.S. Under this agreement, we were entitled to be compensated based upon net sales achieved above a predetermined level. In the event these predetermined net sales levels were not achieved, we would not receive any revenue to offset expenses incurred. During 2002, it became apparent that the net sales levels likely to be achieved would not be sufficient to recoup our expenses. In November 2002, we agreed with Eli Lilly to terminate the Evista copromotion agreement effective December 31, 2002.

      In October 2002, we entered into an agreement with Xylos for the exclusive U.S. commercialization rights to the XCell wound care products, by entering into an agreement pursuant to which we are the exclusive commercialization partner for the sales, marketing and distribution of the product line in the U.S.

      On December 31, 2002, we entered into an exclusive licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the North American rights to its testosterone gel product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication in June 2002, based on positive results achieved in a Phase III clinical trial. The U.S. Food and Drug Administration (FDA) has accepted the application for review, and FDA approval for the commercialization of the product is pending. The 10-month Prescription Drug User Fee Act (PDUFA) date for the product is April 5, 2003, the first potential approval date for the product, though there is no certainty that it will be approved at that time. Under the terms of the agreement, which is in effect for the commercial life of the product, upon execution of the agreement we paid Cellegy a $15.0 million initial licensing fee. As the nonrefundable payment was made prior to FDA approval and there is no alternative future use, the $15.0 million was expensed when incurred. The amount has been recorded in other selling, general, and administrative expenses in the consolidated statement of operations. We will be required to pay Cellegy an additional $10.0 million after the product has all FDA approvals required to promote, sell and distribute the product in the U.S. This payment will be recorded as an intangible asset and amortized over the estimated commercial life of the product. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales. The agreement is in effect for the commercial life of the product. As discussed in the Legal Proceedings section of this report, in January 2003, a lawsuit was filed against us seeking to enjoin our performance under this agreement.

      Our contracts typically contain cross-indemnification provisions between our client and ourselves. The client will usually indemnify us against product liability and related claims arising from the sales of the product and we indemnify the clients with respect to the errors and omissions of our sales representatives and marketing personnel. To date, no client or partner has asserted any claim for indemnification against us under any contract.

Significant Customers

      Our significant customers are discussed in footnote 13 to the consolidated financial statements included elsewhere in this report.

Marketing

      Our marketing efforts target the biopharmaceutical and MD&D industries. Companies with large product portfolios have been the most likely customers for the services and solutions we provide, but we have also partnered with smaller, emerging companies. Our marketing efforts are designed to reach the senior sales, marketing and business development personnel within these companies, with the goal of informing them of our full range of services, and projecting us as the high quality sales and marketing organization that we are. Our tactical plan includes advertising in trade publications, direct mail, presence at industry seminars and a direct selling effort. We have a dedicated team of business development specialists who work across the organization to identify needs within the biopharmaceutical and MD&D industries which we can address.

      A multi-disciplinary team of senior managers reviews possible business opportunities as identified by the business development team and determines strategies and negotiation positions to contract for the most attractive business opportunities.

Competition

      There are relatively few barriers to entry into the businesses in which we operate and, as the industry continues to evolve, new competitors are likely to emerge. Many of our current and potential competitors are larger than we are and have greater financial, personnel and other resources than we do. We compete on the basis of such factors as reputation, service quality, management experience, performance record, customer satisfaction, ability to respond to specific client needs, integration skills and price. We believe we compete effectively with respect to each of these factors. Increased competition may lead to price and other forms of competition that may have a material adverse effect on our business and results of operations.

      For our service offerings the competition includes in-house sales and marketing departments of biopharmaceutical and MD&D companies, emerging companies within these segments and other contract sales organizations (CSOs). Companies that compete with us from the perspective of having diversified service offerings include Innovex (a subsidiary of Quintiles Transnational), Ventiv Health and Nelson Professional Sales.

      The competition for our PPG and MD&D product offerings is primarily other pharmaceutical companies and other companies that acquire branded products and product lines from other pharmaceutical and MD&D companies. Competing to copromote, license and/or acquire brands brings all the risks generally associated with identifying, assessing and contracting effectively for products in addition to the marketing and distribution risks of the products we obtain.

Government and Industry Regulation

      The healthcare sector is heavily regulated by both government and industry. Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the approval, the provision, licensing, labeling, marketing, promotion, price, sale and reimbursement of healthcare services and products, including pharmaceutical and medical diagnostic and device products. The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with good manufacturing practices, and to impose or seek injunctions, voluntary recalls, and civil monetary and criminal penalties. These restrictions or prohibitions on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition and results of operations.

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

      Some of the services that we currently perform or that we may provide in the future may also be affected by various guidelines established by industry and professional organizations. For example, ethical guidelines established by the American Medical Association (AMA) govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern honoraria, and other items of economic value, which AMA member physicians may receive, directly or indirectly, from pharmaceutical companies. Similar guidelines and policies have been adopted by other professional and industry organizations, such as Pharmaceutical Research and Manufacturers of America, an industry trade group.

      There are also numerous federal and state laws pertaining to healthcare fraud and abuse. In particular, certain federal and state laws prohibit manufacturers, suppliers and providers from offering or giving or receiving kickbacks or other remuneration in connection with ordering or recommending purchase or rental of healthcare items and services. The federal anti-kickback statute imposes both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease, or order (or arrange for or recommend the purchase, lease, or order of), any item or service for which payment may be made by Medicare or other federally-funded state healthcare programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the law can result in numerous sanctions, including criminal fines, imprisonment, and exclusion from participation in the Medicare and Medicaid programs.

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

      The FDA regulates the drug development process in the U.S. This impacts products we may develop, license or acquire, including the Cellegy licensed product. Prior to commencing human clinical trials in the U.S., a company must file with the FDA an Investigational New Drug (IND) application containing details for at least one study protocol and outlines of other planned studies. The company must also provide available manufacturing data, preclinical data, information about any use of the drug in humans for other purposes, and a detailed plan for the proposed clinical trials, also referred to as the study protocols. The protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. If the FDA does not comment within 30 days after an IND filing, human clinical trials may begin.

      The clinical stage is the most time-consuming and expensive part of the drug development process. The drug undergoes a series of tests in humans, including healthy volunteers as well as patients with the targeted disease or condition. Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. These trials are usually grouped into the following three phases, with multiple trials generally conducted within each phase:

      o Phase 1 trials involve testing the drug on a limited number of healthy individuals to determine the drug's basic safety data, including tolerance, absorption, metabolism and excretion.

      o Phase 2 trials involve testing a small number of volunteer patients, who suffer from the targeted disease or condition, to determine the drug's effectiveness and how different doses work.

      o Phase 3 trials involve testing large numbers of patients, to verify efficacy on a large scale, as well as long-term safety.

      After all three clinical phases have been successfully completed, a company submits to the FDA an NDA requesting that the drug be approved for marketing. The NDA is a comprehensive filing that includes, among other things, the results of all preclinical and clinical studies. The FDA's review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the U.S. As a condition to its approval of a drug, the FDA may require additional clinical trials following receipt of approval, in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations.

      We cannot determine what effect changes in regulations or statutes or legal interpretations, when and if established or enacted, may have on our business in the future. Changes could require, among other things, changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuance of certain products, additional record keeping or expanded documentation of the properties of certain products and scientific substantiation. Further, we may experience delays in the regulatory approval of products we license or acquire. Such changes, or new legislation, or delays could have a material adverse effect on our business, financial condition and results of operations. Our failure, or the failure of our clients to comply with, or any change in, the applicable regulatory requirements or professional organization or industry guidelines or regulatory delays could, among other things, limit or prohibit us or our clients from conducting business activities as presently conducted or proposed to be conducted, result in adverse publicity, increase the costs of regulatory compliance or result in monetary fines or other penalties. Any of these occurrences could have a material adverse affect on us.

                                  RISK FACTORS

      In addition to the other information provided in our reports, you should carefully consider the following factors in evaluating our business, operations and financial condition. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected.

For 2002 we had a net loss of $30.8 million. In addition, year-to-year, our revenue is down 59.2%.

      For the year ended December 31, 2002, we reported a net loss of approximately $30.8 million. This is the first time since we became a reporting company that we had a full year net loss. The two principal contributors were the $35.1 million operating loss for the Evista contract and the $15.0 million initial licensing fee associated with the Cellegy agreement. In addition, our total net revenue for 2002 was $284.0 million compared to $696.6 million in 2001 and $416.9 million in 2000. The decrease in total net revenue is primarily attributable to the fact that we had virtually no product revenue in 2002 due to the termination of the Ceftin agreement effective February 28, 2002. There is no assurance that we will operate profitably in future periods.

We continue to develop the pharmaceutical products group segment of our business, which includes copromotion, exclusive distribution arrangements, as well as licensing and brand ownership of products. We cannot assure you that we can successfully develop this business.

      Notwithstanding the fact that we had virtually no product revenue from the pharmaceutical products group segment of our business in 2002, we believe that a key to our future growth is our ability to acquire copromotion and distribution rights to pharmaceutical products and medical and diagnostic devices as well as our ability to license or acquire these products. These types of arrangements can significantly increase our operating expenditures. Typically, these agreements require significant "upfront" payments, minimum purchase requirements, minimum royalty payments, payments to third parties for production, inventory maintenance and control, distribution services and accounts receivable administration, as well as sales and marketing expenditures. In addition, particularly where we license or acquire products before they are approved for commercial use, we may be required to incur significant expense to gain the required regulatory approvals. As a result, our working capital balance and cash flow position could be materially and adversely affected until the products and devices in question become commercially viable.

The risks that we face in developing the pharmaceutical product segment of our business may increase in proportion with:

      o the number and types of products covered by these types of agreements;
      o the applicable stage of the drug regulatory process of the products at the time we enter into these agreements; and
      o our control over the manufacturing, distribution and marketing processes.

      Recently, we acquired from Cellegy the exclusive right to market and sell a transdermal testosterone gel for the treatment of male hypogonadism in the U.S., Puerto Rico, Mexico and Canada. While we have entered into copromotion and exclusive distribution arrangements in the past, the Cellegy agreement is our first licensing arrangement. We paid $15.0 million (nonrefundable) to acquire the license and another $10.0 million payment is due after the product has all FDA approvals required to promote, sell and distribute the product in the U.S. These two payments represent approximately 25% of our current working capital. Once the drug is approved, in addition to paying Cellegy a royalty based on net sales, all of the costs associated with manufacturing the drug, distributing it, as well as sales and marketing expenditures are our obligation. If additional testing is required after the drug is approved for sale in the U.S., the costs associated with those tests are our obligation as well. Furthermore, if we want to sell the drug in Mexico and Canada, we must fund the regulatory process in those countries. In light of the significant costs associated with the Cellegy license, we cannot assure you that we will recoup our investment or that we will realize a profit from this product.

We rely on third parties to manufacture all of our products and supply raw materials. Our dependence on these third parties may result in unforeseen delays or other problems beyond our control, which could adversely affect our financial condition and our reputation.

      We do not manufacture any products and expect to continue to depend on third parties to provide us with sufficient quantities of products to meet demand. As a result, we cannot assure you that we will always have a sufficient supply of products on hand to satisfy demand or that the products we do have will meet our specifications. This risk is more acute in those situations where we have no control over the manufacturers. For example, our agreement with Cellegy obligates us to purchase all quantities of the product from PanGeo Pharma Inc. (PanGeo), a third-party manufacturer with which we have no contractual relationship and to which Cellegy has granted exclusive manufacturing rights. If there are any problems with this contract manufacturer, the supply of product could be temporarily halted until either PanGeo is able to get their facilities back on-line or we are able to source another supplier for the product. This manufacturing shutdown could have a material impact on the future demand for the product and thus could have a material adverse effect on our results of operations. Even if third-party manufacturers comply with the terms of their supply arrangements, we cannot be certain that supply interruptions will not occur or that our inventory will always be adequate. Numerous factors could cause interruptions in the supply of our finished products, including shortages in raw materials, strikes and transportation difficulties. Any disruption in the supply of raw materials or an increase in the cost of raw materials to our supplier could have a significant effect on its ability to supply us with products.

      In addition, manufacturers of products requiring FDA approval are required to comply with FDA mandated standards, referred to as good manufacturing practices, relating not only to the manufacturing process but to record-keeping and quality control activities as well. Furthermore, they must pass a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval, and are subject to periodic inspection by the FDA and corresponding foreign regulatory authorities under reciprocal agreements with the FDA. These inspections may result in compliance issues that could prevent or delay marketing approval or require significant expenditures on corrective measures.

      If for any reason we are unable to obtain or retain our relationships with third-party manufacturers on commercially acceptable terms, or if we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply. We cannot assure you that we will be able to maintain our existing manufacturing relationships or enter into new ones on commercially acceptable terms, if at all.

Our license agreements may require us to make minimum payments to the licensor, regardless of the revenue derived under the license, which could further strain our working capital and cash flow position. In addition, these agreements may be nonexclusive or may condition exclusivity on minimum sales levels.

      Under our license agreement with Cellegy, we are required to make certain minimum royalty payments to Cellegy once the product is approved. If the Cellegy product fails to gain market acceptance, we will still be required to make these minimum royalty payments. This will likely have a negative impact on our financial condition and results of operations. In addition, the Cellegy license agreement requires us to satisfy certain minimum net sales requirements. If we fail to satisfy these minimum net sales requirements, under certain circumstances Cellegy may, at its option, convert our exclusive license to a nonexclusive license. This could mean that we would face increased competition from third parties with respect to the marketing and sale of the product.

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining required approvals for the commercialization of drugs and products that we license or acquire.

      In those situations where we license or acquire ownership of drugs or other medical or diagnostic equipment, the product in question may not yet be approved for sale to the public, in which case we may have the obligation to obtain the required regulatory approvals. The research, testing, manufacturing and marketing of drugs and other medical and diagnostic devices is heavily regulated in the U.S. and other countries. The regulatory clearance process typically takes many years and is extremely expensive. Despite the time and expense expended, regulatory clearance is never guaranteed. The FDA can delay, limit or deny approval of a drug for many reasons, including:

      o     safety or efficacy;
      o     inconsistent or inconclusive data or test results;
      o failure to demonstrate compliance with the FDA's good manufacturing practices; or
      o     changes in the approval process or new regulations.

The FDA continues to regulate the sale and marketing of drugs and medical and diagnostic devices even after they have been approved for sale to the public. Complying with these regulations may be costly and our failure to comply could limit our ability to continue marketing and distributing these products.

      Even after drugs have been approved for sale, the FDA continues to regulate their sale. These post-approval regulatory requirements may require further testing and/or clinical studies, and may limit our ability to market and distribute the product or may limit the use of the product. Under our agreement with Cellegy, we are responsible for all post-approval regulatory compliance. If we fail to comply with the regulatory requirements of the FDA, we may be subject to one or more of the following administrative or judicially imposed sanctions:

      o     warning letters;
      o     civil penalties;
      o     criminal penalties;
      o     injunctions;
      o     product seizure or detention;
      o     product recalls;
      o     total or partial suspension of production; and
      o     FDA refusal to approve pending NDAs, or supplements to approved
            NDAs.

FDA approval does not guarantee commercial success. If we fail to successfully commercialize our products, our financial condition and results of operations could be materially and adversely affected.

      Even if a product is approved for sale to the general public, its commercial success will depend on our marketing efforts and acceptance by the general public. The commercial success of any drug or medical or diagnostic device depends on a number of factors, including:

      o     demonstration of clinical efficacy and safety;
      o     cost;
      o     reimbursement policies of large third-party payors;
      o     competitive products;
      o     convenience and ease of administration;
      o     potential advantages over alternative treatment methods; and
      o     marketing and distribution support.

      We cannot assure you that any of our products will achieve commercial success, regardless of how effective they may be.

Failure to obtain adequate reimbursement could limit our ability to market products.

      Our ability to commercialize products, including licensed or acquired products, will depend in part on the reimbursements, if any, obtained from third-party payors such as government health administration authorities, private health insurers, managed care programs and other organizations. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for pharmaceutical products. Cost control initiatives could decrease the price that we would receive for products and affect our ability to commercialize any product. Third-party payors also tend to discourage use of branded products when generic substitutes are available. As a result, reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product acquisition and development. If adequate reimbursement levels for either newly approved or branded products are not provided, our business, financial condition and results of operations could be materially and adversely affected.

 We are the defendant in a lawsuit which seeks damages and to enjoin our performance of the Cellegy license agreement.

      On January 6, 2003, we were named as a defendant in a lawsuit filed by Auxilium Pharmaceuticals, Inc. (Auxilium), in the Pennsylvania Court of Common Pleas, Montgomery County. Auxilium is seeking monetary damages and injunctive relief, including preliminary injunctive relief, based on several claims related to our alleged breaches of a contract sales force agreement entered into with Auxilium on November 20, 2002, and claims that we have and currently are misappropriating trade secrets in connection with our license agreement with Cellegy. A hearing on Auxilium's preliminary injunction motion was conducted on February 11th through 13th, 2003, but the court did not reach a decision. Final arguments in the hearing are scheduled for the week of March 17, 2003. We intend to continue contesting this case vigorously. An unfavorable ruling in this proceeding could have a material adverse impact on our business and results of operations.

We will likely require additional funds in order to implement our evolving business model.

      We will likely require additional funds in order to:

      o license or acquire additional pharmaceutical or medical device products or technologies;
      o     pursue regulatory approvals;
      o     develop incremental marketing and sales capabilities; and
      o pursue other business opportunities or meet future operating requirements.

      We may seek additional funding through public or private equity or debt financing or other arrangements with collaborative partners. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing us with additional funds, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be sure, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our growth strategies.

Our contract sales business depends on expenditures by companies in the life sciences industries.

      Our service revenues depend on promotional, marketing and sales expenditures by companies in the life sciences industries, including the pharmaceutical, MD&D and biotechnology industries. Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products. Furthermore, the trend in the life sciences industries toward consolidation may result in a reduction in overall sales and marketing expenditures and, potentially, the use of contract sales and marketing services providers.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could adversely affect our operating results and growth rate.

      Our business and growth depend in large part on demand from the pharmaceutical and life sciences industries for outsourced marketing and sales services. The practice of many companies in these industries has been to hire outside organizations like us to conduct large sales and marketing projects. This practice had grown substantially until very recently, and we benefited from this trend. However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, number of sales representatives employed internally in relation to demand for or the need to promote new and existing products, and competition from other suppliers. Recently there has been a reduced level of outsourcing activity. We believe this reduction is attributable to the factors discussed above as well as recent consolidation in the pharmaceutical and life sciences industries. If these industries reduce their tendency to outsource those projects or these trends continue, our operations, financial condition and growth rate could be materially adversely affected.

Product liability claims could harm our business.

      We could face substantial product liability claims in the event users of any of the pharmaceutical and medical device products we market now or in the future are alleged to cause negative reactions or adverse side effects or in the event any of these products causes injury, is alleged to be unsuitable for its intended purpose or is alleged to be otherwise defective. For example, we have been named in numerous lawsuits as a result of our detailing of Baycol(R) on behalf of Bayer Pharmaceutical. Product liability claims, regardless of their merits, could be costly and divert management's attention, or adversely affect our reputation and the demand for our products. Although we currently have product liability insurance in the aggregate amount of $10.0 million, we cannot assure you that our insurance will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all.

We may be unable to secure or enforce adequate intellectual property rights to protect the products or technologies we acquire, license or develop.

      Our ability to successfully commercialize new branded products or technologies depends on our ability to secure and enforce intellectual property rights, generally patents, and we may be unable to do so. To obtain patent protection, we must be able to successfully persuade the U.S. Patent and Trademark Office and its foreign counterparts to issue patents on a timely basis and possibly in the face of third-party challenges. Even if we are granted a patent, our rights may later be challenged or circumvented by third parties. Likewise, a third-party may challenge our trademarks or, alternatively, use a confusingly similar trademark. The issuance of a patent is not conclusive as to its validity or enforceability and the patent life is limited. In addition, from time to time, we might receive notices from third parties regarding patent claims against us. These type claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause us to incur significant expenses. As a result of litigation over intellectual property rights, we may be required to stop selling a product, obtain a license from the owner to sell the product in question or use the relevant intellectual property, which we may not be able to obtain on favorable terms, if at all, or modify a product to avoid using the relevant intellectual property. In the event of a successful claim of infringement against us, our business, financial condition and results of operations could be materially and adversely affected.

If we do not meet performance goals set in our incentive-based and revenue sharing arrangements, our profits could suffer.

      We have recently seen an increase in demand from clients for incentive-based and revenue sharing arrangements. Under incentive-based arrangements, we are typically paid a fixed fee and, in addition, have an opportunity to increase our earnings based on the market performance of the products being detailed in relation to targeted sales volumes, sales force performance metrics or a combination thereof. Under revenue sharing arrangements, our compensation is based on the market performance of the products being detailed, usually expressed as a percentage of product sales. These types of arrangements transfer some market risk from our clients to us. In addition, these arrangements can result in variability in revenue and earnings due to seasonality of product usage, changes in market share, new product introductions, overall promotional efforts and other market related factors. As an example, in October 2001, we entered into an agreement with Eli Lilly to copromote Evista in the U.S. under which we were to receive payments once product net sales exceeded a pre-determined baseline. Our net sales of Evista were insufficient for us to achieve our revenue and profit goals and as a result we incurred an operating loss for 2002 of $35.1 million on this contract, $28.9 million from operating activities and $6.2 million in unused sales force capacity. This contract was terminated effective December 31, 2002.

Most of our service revenue is derived from a limited number of clients, the loss of any one of which could adversely affect our business.

      Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. In 2002, we had two major clients that accounted for approximately 32.3% and 31.8%, respectively, or a total of 64.1%, of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients could have a material adverse effect on our business and results of operations. As an example, on February 4, 2002, we announced the termination of our fee for service contract arrangement with Bayer Pharmaceuticals. As a result of this contract being terminated four and a one-half months early, our 2002 revenues were reduced by approximately $20.0 million.

Our service contracts are generally short-term agreements and are cancelable at any time, which may result in lost revenue and additional costs and expenses.

      Our service contracts are generally for a term of one year and many may be terminated by the client at any time for any reason. For example, as discussed above, as a result of the early termination of our fee for service contract arrangement with Bayer Pharmaceuticals, our 2002 revenues were reduced by approximately $20.0 million. The termination of a contract by one of our major clients not only results in lost revenue, but may cause us to incur additional costs and expenses. All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is terminated, unless we can immediately transfer the related sales force to a new program, we either must continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.

We and two of our officers are defendants in a class action shareholder lawsuit which could divert our time and attention from more productive activities.

      Beginning on January 24, 2002, several purported class action complaints were filed in the U.S. District Court for the District of New Jersey, against us and certain of our officers on behalf of persons who purchased our common stock during the period between May 22, 2001 and August 12, 2002. We believe that meritorious defenses exist to the allegations asserted in these lawsuits and we intend to vigorously defend these actions. Although we currently maintain director and officer liability insurance coverage, there is no assurance that we will continue to maintain such coverage or that any such coverage will be adequate to offset potential damages.

Our failure, or that of our clients, to comply with applicable healthcare regulations could limit, prohibit or otherwise adversely impact our business activities.

      Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the providing, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical and MD&D products. In particular, the healthcare industry is governed by various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Sanctions for violating these laws include civil and criminal fines and penalties and possible exclusion from Medicare, Medicaid and other federal or state healthcare programs. Although we believe our current business arrangements do not violate these federal and state fraud and abuse laws, we cannot be certain that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition and results of operations. Our failure, or the failure of our clients, to comply with these laws, regulations and guidelines, or any change in these laws, regulations and guidelines may, among other things, limit or prohibit our business activities or those of our clients, subject us or our clients to adverse publicity, increase the cost of regulatory compliance and insurance coverage or subject us or our clients to monetary fines or other penalties.

Our industry is highly competitive and our failure to address competitive developments promptly will limit our ability to retain and increase our market share.

      Our primary competitors for sales services include in-house sales and marketing departments of pharmaceutical companies, other CSOs and drug wholesalers. We also compete for the licensing and acquisition of pharmaceutical and MD&D products with other larger pharmaceutical and MD&D companies. There are relatively few barriers to entry in the businesses in which we compete and, as the industry continues to evolve, new competitors are likely to emerge. Many of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have. Increased competition may lead to price and other forms of competition that could have a material adverse effect on our market share, our ability to source new business opportunities and our results of operations.

Consolidation of the wholesale distribution network for pharmaceutical products could adversely impact the terms and conditions of our product sales.

      The distribution network for pharmaceutical products has recently experienced significant consolidation among wholesalers and chain stores. As a result, a few large wholesale distributors control a significant share of the market and we have less ability to negotiate price, return policies and other terms and related provisions of the sale. As our distribution of products expands, some of these wholesalers and distributors may account for a significant portion of our product sales. Our inability to negotiate favorable terms and conditions for product sales to those wholesalers could have a material adverse effect on our financial condition and results of operations.

If we are unable to attract key employees and consultants, we may be unable to develop our emerging business model.

      Successful execution of our business strategy depends, in large part, on our ability to attract and retain qualified management and marketing personnel with the skills and qualifications necessary to fully execute our programs and strategy. Competition for personnel among companies in the pharmaceutical industry is intense and we cannot assure you that we will be able to continue to attract or retain the personnel necessary to support the growth of our business.

Our business will suffer if we fail to attract and retain experienced sales representatives.

      The success and growth of our business depends on our ability to attract and retain qualified and experienced pharmaceutical sales representatives. There is intense competition for experienced pharmaceutical sales representatives from CSOs and pharmaceutical companies. On occasion our clients have hired the sales representatives that we trained to detail their products. We cannot be certain that we can continue to attract and retain qualified personnel. If we cannot attract and retain qualified sales personnel, we will not be able to expand our business and our ability to perform under our existing contracts will be impaired.

Our business will suffer if we lose certain key management personnel.

      The success of our business also depends on our ability to attract and retain qualified senior management, and financial and administrative personnel who are in high demand and who often have multiple employment options. Currently, we depend on a number of our senior executives, including Charles T. Saldarini, our chief executive officer, Steven K. Budd, our president and chief operating officer, and Bernard C. Boyle, our chief financial officer. The loss of the services of any one or more of these executives could have a material adverse effect on our business, financial condition and results of operations. Except for a $5 million key-man life insurance policy on the life of Mr. Saldarini and a $3 million policy on the life of Mr. Budd, we do not maintain and do not contemplate obtaining insurance policies on any of our employees.

Our controlling stockholder continues to have effective control of us, which could delay or prevent a change in corporate control that may otherwise be beneficial to our stockholders.

      John P. Dugan, our chairman, beneficially owns approximately 35% of our outstanding common stock. As a result, Mr. Dugan will be able to exercise substantial control over the election of all of our directors, and to determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendments to our certificate of incorporation.

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

Our quarterly revenues and operating results may vary, which may cause the price of our common stock to fluctuate.

      Our quarterly operating results may vary as a result of a number of factors, including:

      o     the commencement, delay, cancellation or completion of programs;
      o     regulatory developments;
      o uncertainty related to compensation based on achieving performance benchmarks;
      o     the mix of services provided;
      o the mix of programs -- i.e., contract sales, copromotion, exclusive marketing, licenses;
      o the timing and amount of expenses for implementing new programs and services and acquiring license rights for products;
      o the accuracy of estimates of resources required for ongoing programs;
      o     the timing and integration of acquisitions;
      o     changes in regulations related to pharmaceutical companies; and
      o     general economic conditions.

      In addition, in the case of revenue related to service contracts, we recognize revenue as services are performed, while program costs, other than training costs, are expensed as incurred. As a result, during the first two to three months of a new contract, we may incur substantial expenses associated with implementing that new program without recognizing any revenue under that contract. This could have an adverse impact on our operating results and the price of our common stock for the quarters in which these expenses are incurred. For these and other reasons, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Fluctuations in quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Our stock price is volatile and could be further affected by events not within our control. In 2002 our stock traded at a low of $2.85 and a high of $23.44.

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

Employees

      As of December 31, 2002, we had 3,482 employees. Included in that amount are 301 part-time field representatives employed by InServe, the number of which vary from time to time based on project demand. We are not party to a collective bargaining agreement with a labor union and our relations with our employees are good.

Available Information

      Our website address is www.pdi-inc.com. We are not including the information contained on our website as part or, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Facilities

      Our corporate headquarters are located in Upper Saddle River, New Jersey, in a 48,600 square foot facility. The lease for all but approximately 10,000 square feet of this space expires in the fourth quarter of 2004 with an option to extend for an additional five years. The lease on the remaining space expires in the second quarter of 2004.

      TVG operates out of a 48,000 square foot facility in Fort Washington, Pennsylvania, under a lease that expires in the second quarter of 2005.

      PPG operates out of a 14,000 square foot facility in Lawrenceville, New Jersey, under a lease that expires in July 2003.

      InServe operates out of a 9,100 square foot facility in Novato, California, under a lease which expires in the second quarter of 2005.

      We maintain a call center which supports our sales and marketing services group in approximately 7,300 square feet of space in Bridgewater, New Jersey, under a lease that expires in June 2006.

      We believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

ITEM 3. LEGAL PROCEEDINGS

Securities Litigation

      In January and February 2002, we, our chief executive officer, and our chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 (the "1934 Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs ("Lead Plaintiffs") and Lead Plaintiffs' counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint ("Second Consolidated and Amended Complaint"), which superseded their earlier complaints.

      The complaint names us, our chief executive officer, and our chief financial officer as defendants; purports to state claims against us on behalf of all persons who purchased our common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the Second Consolidated and Amended Complaint is that we intentionally or recklessly made false or misleading public statements and omissions concerning our financial condition and prospects with respect to our marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline, our marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corp., as well as our marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly & Co.

      In February 2003, we filed a motion to dismiss the Second Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. We believe that the allegations in this purported securities class action are without merit and intend to defend the action vigorously.

Bayer-Baycol Litigation

      We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and co-marketed by us on Bayer's behalf under a contract sales force agreement. We may be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. To date, we have defended these actions vigorously and have asserted a contractual right of indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings, subject to certain limited exceptions. Further, Bayer has agreed to reimburse us for all reasonable costs and expenses incurred to date in defending these proceedings.

Auxilium Pharmaceuticals Litigation

      On January 6, 2003, we were named as a defendant in a lawsuit filed by Auxilium Pharmaceuticals, Inc. (Auxilium), in the Pennsylvania Court of Common Pleas, Montgomery County. Auxilium is seeking monetary damages and injunctive relief, including preliminary injunctive relief, based on several claims related to our alleged breaches of a contract sales force agreement entered into by the parties on November 20, 2002, and claims that we have and currently are misappropriating its trade secrets in connection with our exclusive license agreement with Cellegy.

      A hearing on Auxilium's preliminary injunction motion was conducted on February 11 through 13, 2003, but the court did not reach a decision. Final arguments in the hearing are scheduled for the week of March 17, 2003. We intend to continue contesting this case vigorously, and believe the likelihood of any order enjoining us from marketing and selling under our Cellegy license for any significant time is unlikely, as is the likelihood of any material damage award.

PDI v. C.E. Unterberg, Towbin Partners

      On February 28, 2003, we commenced an action against C.E. Unterberg, Towbin ("Unterberg") in the Supreme Court of the State of New York in New York County. The complaint alleges claims for defamation arising from an analyst report issued on February 12, 2003. Unterberg has not yet answered the complaint, or taken any responsive action.

      We are currently a party to other legal proceedings incidental to our business. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs.

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

                                                               High        Low
                                                             -------     ------
      2002
   First quarter..........................................    22.410     13.300
   Second quarter.........................................    20.000     14.130
   Third quarter..........................................    14.900      4.070
   Fourth quarter ........................................    10.790      3.040

      2001
   First quarter..........................................   106.375     50.688
   Second quarter.........................................    96.530     57.500
   Third quarter..........................................    88.050     22.780
   Fourth quarter ........................................    33.330     16.580

      We believe that, as of February 28, 2003, we had approximately 6,800 beneficial stockholders.

Dividend policy

      We have not paid any dividends and do not intend to pay any dividends in the foreseeable future. Future earnings, if any, will be used to finance the future growth of our business. Future dividends, if any, will be determined by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are derived from our audited consolidated financial statements and the accompanying notes. Our consolidated financial statements for each of the periods prior to 2000 presented reflect our acquisition of TVG in May 1999, which was accounted for as a pooling of interests, on a pro forma basis as if TVG had been owned by the Company the entire period. Consolidated balance sheets at December 31, 2002 and 2001 and consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 2002, 2001 and 2000 and the accompanying notes are included elsewhere in this Annual Report on Form 10-K and have been audited by PricewaterhouseCoopers LLP, independent accountants. Our audited consolidated balance sheet at December 31, 1998 is not included in this report but has been audited by PricewaterhouseCoopers LLP in reliance on the audit report issued to TVG by Grant Thornton LLP for 1998. The selected financial data set forth below should be read together with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Financial Statements and related notes appearing elsewhere in this report.

Statement of operations data:

                                                                                          Years Ended December 31,
                                                                      --------------------------------------------------------------
                                                                         2002          2001         2000         1999         1998
                                                                      ---------      --------     --------     --------     --------
                                                                                    (In thousands, except per share data)

Revenue
   Service, net ....................................................  $ 277,575      $281,269     $315,867     $174,902     $119,421
   Product, net ....................................................      6,438       415,314      101,008           --           --
                                                                      ---------      --------     --------     --------     --------
     Total revenue, net ............................................    284,013       696,583      416,875      174,902      119,421
                                                                      ---------      --------     --------     --------     --------

Cost of goods and services
   Program expenses ................................................    254,140       232,171      235,355      130,121       87,840
   Cost of goods sold ..............................................         --       328,629       68,997           --           --
                                                                      ---------      --------     --------     --------     --------
     Total cost of goods and services ..............................    254,140       560,800      304,352      130,121       87,840
                                                                      ---------      --------     --------     --------     --------

Gross profit .......................................................     29,873       135,783      112,523       44,781       31,581

Operating expenses
   Compensation expense ............................................     32,670        39,263       32,820       19,611       15,779
   Other selling, general and administrative expenses ..............     44,163        83,815       38,827        9,448        6,546
   Restructuring and other related expenses ........................      3,215            --           --           --           --
   Acquisition and related expenses ................................         --            --           --        1,246           --
                                                                      ---------      --------     --------     --------     --------
    Total operating expenses .......................................     80,048       123,078       71,647       30,305       22,325
                                                                      ---------      --------     --------     --------     --------
Operating (loss) income ............................................    (50,175)       12,705       40,876       14,476        9,256
Other income, net ..................................................      1,967         2,275        4,864        3,471        2,273
                                                                      ---------      --------     --------     --------     --------
(Loss) income before (benefit) provision for income taxes ..........    (48,208)       14,980       45,740       17,947       11,529
(Benefit) provision for income taxes ...............................    (17,447)        8,626       18,712        7,539        1,691
                                                                      ---------      --------     --------     --------     --------
Net (loss) income ..................................................  $(30,761)      $  6,354     $ 27,028     $ 10,408     $  9,838
                                                                      =========      ========     ========     ========     ========

Basic net (loss) income per share(1) ...............................  $   (2.19)     $   0.46     $   2.00     $   0.87     $   0.92
                                                                      =========      ========     ========     ========     ========
Diluted net (loss) income per share(1) .............................  $   (2.19)     $   0.45     $   1.96     $   0.86     $   0.91
                                                                      =========      ========     ========     ========     ========
Basic weighted average number of shares outstanding(1) .............     14,033        13,886       13,503       11,958       10,684
                                                                      =========      ========     ========     ========     ========
Diluted weighted average number of shares outstanding(1) ...........     14,033        14,113       13,773       12,167       10,814
                                                                      =========      ========     ========     ========     ========

                                                                                                Years Ended December 31,
                                                                              ------------------------------------------------------
                                                                                                                   1999       1998
                                                                                                                 --------   --------
                                                                                         (In thousands, except per share data)
Pro forma data (unaudited)
Income before provision for income taxes ..................................                                      $ 17,947   $ 11,529
Pro forma provision for income taxes (2) ..................................                                         7,677      4,611
                                                                                                                 --------   --------
Pro forma net income (2) ..................................................                                      $ 10,270   $  6,918
                                                                                                                 ========   ========
Pro forma basic net income per share (2) ..................................                                      $   0.86   $   0.65
                                                                                                                 ========   ========
Pro forma diluted net income per share (2) ................................                                      $   0.84   $   0.64
                                                                                                                 ========   ========
Basic weighted average number of shares outstanding (1) ...................                                        11,958     10,684
                                                                                                                 ========   ========
Pro forma diluted weighted average number of shares outstanding (1) .......                                        12,167     10,814
                                                                                                                 ========   ========

Balance sheet data:

                                                                                                As of December 31,
                                                                              ------------------------------------------------------
                                                                                2002         2001       2000       1999       1998
                                                                              ---------    --------   --------   --------   --------
                                                                                                  (in thousands)
Cash and cash equivalents .................................................   $  66,827    $160,043   $109,000   $ 57,787   $ 56,989
Working capital ...........................................................      81,854     113,685    120,720     53,144     47,048
Total assets ..............................................................     190,939     302,671    270,225    102,960     77,390
Total long-term debt ......................................................          --          --         --         --         --
Stockholders' equity ......................................................     123,211     150,935    138,110     60,820     50,365

----------
(1) See footnote 10 to our audited consolidated financial statements included elsewhere in this report for a description of the computation of basic and diluted weighted average number of shares outstanding.

(2) Prior to our initial public offering (IPO), we were an S corporation and had not been subject to Federal or New Jersey corporate income taxes, other than a New Jersey state corporate income tax of approximately 2%. In addition, TVG, a 1999 acquisition accounted for as a pooling of interest, was also taxed as an S corporation from January 1997 to May 1999. Pro forma provision for income taxes, pro forma net income and basic and diluted net income per share for 1999 and 1998 reflect a provision for income taxes as if we and TVG had been taxed at the statutory tax rates in effect for C corporations for all periods.

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

      This report also identifies important factors that could cause our actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 11 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.

Overview

      We are a commercial sales and marketing company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries. We create and execute sales and marketing campaigns intended to improve the profitability of pharmaceutical or MD&D products. We do this by partnering with companies who own the intellectual property rights to these products and recognize our ability to commercialize these products and maximize their sales performance. We have a variety of agreement types that we enter into with our partner companies, from fee for service arrangements to equity investments in a product or company.

Description of Reporting Segments and Nature of Contracts

      Our business is organized into three reporting segments:

*     PDI sales and marketing services group (SMSG), comprised of:

      o     dedicated contract sales services (CSO);
      o     shared contract sales services (CSO);
      o     marketing research and consulting services (MR&C); and
      o     medical education and communication services (EdComm).

*     PDI pharmaceutical products group (PPG), comprised of:

      o     copromotion;
      o     licensing; and
      o     acquisitions

*     PDI medical devices and diagnostics group (MD&D), comprised of:

      o     contract sales services (CSO);
      o     InServe;
      o     copromotion;
      o     licensing; and
      o     acquisitions

      An analysis of these reporting segments and their results of operations is contained in Note 24 to the consolidated financial statements found elsewhere in this report and in the consolidated results of operations discussion below.

PDI Sales and Marketing Services Group

      Given the customized nature of our business, we utilize a variety of contract structures. Historically, most of our product detailing contracts have been fee for service, i.e., the client pays a fee for a specified package of services. These contracts typically include operational benchmarks, such as a minimum number of sales representatives or a minimum number of calls. Also, our contracts might have a lower base fee offset by built-in incentives we can earn based on our performance. In these situations, we have the opportunity to earn additional fees, as incentives, based on attaining performance benchmarks.

      Our product detailing contracts generally are for terms of one to three years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason on 30 to 90 days' notice. These contracts typically, but not always, provide for termination payments in the event they are terminated by the client without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could adversely affect our future revenue and profitability. As an example, in February 2002, Bayer notified us that they were exercising their right to terminate their contract with us without cause. Contracts may also be terminated for cause if we fail to meet stated performance benchmarks, though this has never happened.

      Our MR&C and EdComm contracts generally are for projects lasting from three to six months. The contracts are terminable by the client and provide for termination payments in the event they are terminated without cause. Termination payments include payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of the projects, it is unlikely the loss or termination of any individual MR&C or EdComm contract would have a material adverse impact on our results of operations, cash flows and liquidity.

PDI Pharmaceutical Products Group

      Our contracts within the PPG segment in general are more heavily performance based and have a higher risk potential and correspondingly an opportunity for higher profitability. We use a variety of structures for such contracts. These contracts typically involve significant startup expenses and a greater risk of operating losses. These contracts normally require significant participation from our PPG and MR&C and EdComm professionals whose skills include marketing, brand management, trade relations and marketing research.

      Beginning in the fourth quarter of 2000, we entered into a number of significant performance based contracts. Our agreement with GlaxoSmithKline
(GSK), which we entered into in October 2000 regarding Ceftin(R), was a marketing and distribution contract under which we had the exclusive right to market and distribute designated Ceftin products in the U.S. The agreement had a five-year term but was cancelable by either party without cause on 120 days' notice. The agreement was terminated by mutual consent, effective February 28, 2002. Contracts such as the Ceftin agreement, which require us to purchase and distribute product, have a greater number of risk factors than a traditional fee for service contract. Any future agreement that involves in-licensing or product acquisition would have similar risk factors.

      In May 2001, we entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. On May 20, 2002, we expanded this agreement with the addition of Diovan(R) and Diovan HCT(R). Under this agreement, we provide promotion, selling, marketing, and brand management for Lotensin. In exchange, we are entitled to receive a revenue split based on certain total prescription
(TRx) objectives above specified contractual baselines. Also under this agreement with Novartis, we copromote Lotrel(R) and Diovan in the U.S. for which we are entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain TRx objectives. Novartis has retained regulatory responsibilities for Lotensin, Lotrel and

Diovan and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event our estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on our results of operations, cash flows and liquidity. Although there is a small operating loss on this contract excluding corporate expense allocations for the year ending December 31, 2002, our efforts on this contract did result in operating income for the quarters ended September 30, 2002 and December 31, 2002 because the sales of Lotensin exceeded the specified baselines and the revenues earned exceeded the operating costs. We currently estimate that future revenues will continue to exceed costs associated with this agreement. However, there is no assurance that actual revenues will exceed costs, in which event the activities covered by this agreement could yield an operating loss and a contract loss reserve could be required. In 2003, the Lotrel and Diovan contract within the Novartis agreement will be classified in the SMSG segment since the nature of the contract has changed from a pure performance based contract where we were not assured of recouping our expenses, to a more traditional fee for service contract where we have greater certainty of recouping our expenses with the additional potential for incentives at year end based on achieving certain performance criteria.

      In October 2001, we entered into an agreement with Eli Lilly and Company (Eli Lilly) to copromote Evista(R) in the U.S. Evista is approved in the U.S. for the prevention and treatment of osteoporosis in postmenopausal women. Under the terms of the agreement, we provided sales representatives to copromote Evista to physicians in the U.S. Our sales representatives augmented the Eli Lilly sales force promoting Evista. Under this agreement, we were entitled to be compensated based on net factory sales achieved above a predetermined level. The agreement did not provide for the reimbursement of expenses we incurred.

      The Eli Lilly arrangement was a performance based contract. We were required to commit a certain level of spending for promotional and selling activities, including but not limited to sales representatives. The sales force assigned to Evista was at times used to promote other products in addition to Evista, including products covered by other PDI copromotion arrangements, which partially offset the costs of the sales force. Our compensation for Evista was determined based upon a percentage of net factory sales of Evista above contractual baselines. To the extent that these baselines were not exceeded, we received no revenue.

      Based upon management's assessment of the future performance potential of the Evista brand, on November 11, 2002, we and Eli Lilly mutually agreed to terminate the contract as of December 31, 2002. We accrued a contract loss of $7.8 million as of September 30, 2002 representing the anticipated future loss expected to be incurred by us to fulfill our contractual obligations under the Evista contract. There was no remaining accrual as of December 31, 2002 as we had no further obligations due to the termination of the contract. We recorded $4.1 million in Evista program revenue for 2002 and the Evista program's operating loss, excluding corporate expense allocations on this contract for the year ended December 31, 2002, was $35.1 million, comprised of $28.9 million of direct Evista program operating losses and $6.2 million of unused Evista program sales force capacity.

      On December 31, 2002, we entered into an exclusive licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the North American rights to its testosterone gel product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication in June 2002, based on positive results achieved in a Phase III clinical trial. The U.S. Food and Drug Administration (FDA) has accepted the application for review, and FDA approval for the commercialization of the product is pending. The 10-month Prescription Drug User Fee Act (PDUFA) date for the product is April 5, 2003, the first potential approval date for the product, though there is no certainty that it will be approved at that time. Under the terms of the agreement, which is in effect for the commercial life of the product, upon execution of the agreement we paid Cellegy a $15.0 million initial licensing fee. As the nonrefundable payment was made prior to FDA approval and there is no alternative future use, the $15.0 million was expensed when incurred. The amount has been recorded in other selling, general, and administrative expenses in the consolidated statement of operations. We will be required to pay Cellegy an additional $10.0 million after the product has all FDA approvals required to promote, sell and distribute the product in the U.S. This payment will be recorded as an intangible asset and amortized over the estimated commercial life of the product. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales. The agreement is in effect for the commercial life of the product. As discussed in the Legal Proceedings section of this report, in January 2003, a lawsuit was filed against us seeking to enjoin our performance under this agreement.

PDI Medical Devices and Diagnostics Group

      On September 10, 2001, we acquired InServe Support Solutions (InServe) in a transaction treated as an asset acquisition for tax purposes. The acquisition was accounted for as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141 and SFAS 142. The net assets of InServe on the date of acquisition were approximately $1.3 million. At closing, we paid the former shareholders of InServe $8.5 million, net of cash acquired. Additionally, we deposited $3.0 million in escrow related to additional amounts payable during 2002 if certain defined benchmarks were achieved. In April 2002, $1.2 million of the escrow was paid to InServe shareholders (the Seller) and $265,265 was returned to us due to nonachievement of a performance benchmark. In September 2002, substantially all of the remaining $1.5 million in escrow was paid to the Seller. In connection with these transactions, we recorded $7.8 million in goodwill, which is included in other long-term assets, and the remaining purchase price was allocated to identifiable tangible and intangible assets and liabilities acquired.

      InServe is a leading nationwide supplier of supplemental field-staffing programs for the MD&D industry. InServe employs nurses, medical technologists and other clinicians who visit hospital and non-hospital accounts and provide hands-on clinical education and after-sales support to maximize product utilization and customer satisfaction. InServe's clients include many of the leading MD&D companies, including Becton Dickinson, Boston Scientific and Johnson & Johnson.

      In addition to helping establish our first presence in the MD&D market, the InServe acquisition facilitated our entry into, and helped us establish, a contract sales business within the MD&D market. These service contracts have similar provisions to our sales and marketing services contracts.

      A major focus of the MD&D group is product licensing and acquisition. We believe that this segment of the MD&D market is well suited for strategic alliances and partnerships with companies looking to maximize the commercial value of their products. This product licensing and acquisition focus led us to our first commercial partnership in the MD&D market. In October 2002, we entered into an agreement with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to Xylos' XCell(TM) Cellulose Wound Dressing (XCell) wound care products, by entering into an agreement whereby we are the exclusive commercialization partner for the sales, marketing and distribution of the product line in the U.S. The minimum annual purchase requirement for the calendar year 2003 is $750,000. The minimum annual purchase requirement for each subsequent calendar year is based on the aggregate dollar volume of sales of products during the 12-month period ending with September of the prior year, but in no case can be less than $750,000.

Critical Accounting Policies

      We prepare our financial statements in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are those that are most important to our financial condition and results and that require the most significant judgments on the part of our management in their application. We believe that the following represent our critical accounting policies. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see footnote 1 to the consolidated financial statements. Our management and our independent accountants have discussed our critical accounting policies with the audit committee of the board of directors. Because of the uncertainty of factors surrounding the estimates or judgments in the preparation of the consolidated financial statements, particularly as it relates to a number of the judgmental items discussed in this section, actual results may vary from these estimates.

Revenues and costs of revenue

      The paragraphs that follow describe the guidelines that we adhere to in accordance with GAAP when recognizing revenue and cost of goods and services in our financial statements. GAAP requires that service revenue and product revenue and their respective direct costs be shown separately on the income statement. However, our reporting segments' revenue and direct costs may consist of both product and service; the segment financial results are discussed later in the Consolidated Results of Operations section beginning on page 30 and in Note 24 to the consolidated financial statements located elsewhere in this report.

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, we are likely to continue to experience significant client concentration in future periods. Our significant clients, who each accounted for 10% or more of our service revenue, accounted for approximately 64.1%, 60.0% and 60.2%, of our service revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Our product revenue for the year ended December 31, 2001, which was comprised entirely of sales of Ceftin, primarily came from three customers who accounted for approximately 80.2% of total net product revenue. Of the $6.4 million recorded as product revenue for the year ended December 31, 2002, approximately $716,000 was from the sale of Ceftin inventory. The balance of $5.7 million resulted from the net positive adjustments recorded in sales returns and allowances, discounts and rebates for 2002 that occurred as we continued to satisfy our liabilities relating to the previous reserves recorded as a result of Ceftin sales in prior periods. Since those reserves were initially set up as estimates using historical data and other information, there may be both positive and negative adjustments made as the liabilities are settled in future periods, and these adjustments will be reflected in product revenue in accordance with the classification of such accruals as initially recorded.

      Service revenue and program expenses

      Service revenue is earned primarily by performing product detailing programs and other marketing and promotional services under contracts. Revenue is recognized as the services are performed and the right to receive payment for the services is assured. Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved. Bonus and other performance incentives, as well as termination payments, are recognized as revenue in the period earned and when payment of the bonus, incentive or other payment is assured. Under performance based contracts, revenue is recognized when the performance based parameters are achieved.

      Program expenses consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Program expenses include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. Training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. Product detailing, marketing and promotional expenses related to the detailing of products we distribute are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

      As a result of the revenue recognition and program expense policies described above, we may incur significant initial direct program costs before recognizing revenue under a particular product detailing program. We typically receive an initial contract payment upon commencement of a product detailing program as compensation for recruiting, hiring and training services associated with staffing that program. In these cases, the initial payment is recorded as revenue in the same period in which the costs of the services are incurred. Our inability to specifically negotiate for payments that are specifically attributable to recruiting, hiring or training services in our product detailing contracts could adversely impact our operating results for periods in which the costs associated with the product detailing services are incurred.

      Product revenue and cost of goods sold

      Our only product revenue to date is related to the Ceftin contract which terminated effective February 28, 2002. Product revenue is recognized when products are shipped and title to products is transferred to the customer.

      Cost of goods sold includes all expenses for both product distribution costs and manufacturing costs of product sold. Inventory is valued at the lower of cost or market value. Cost is determined using the first in, first out costing method. Inventory to date has consisted of only finished goods. Cost of goods sold and gross margin on sales under the Ceftin agreement fluctuated based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for products including applicable discounts.

Estimates for accrued rebates, discounts and sales allowances

      For product sales, provision is made at the time of sale for all discounts and estimated sales allowances. As is common in our industry, customers who purchased our Ceftin product are permitted to return unused product, after approval from us, up to six months before and one year after the expiration date for the product. The products sold by us prior to the Ceftin agreement termination date of February 28, 2002, have expiration dates through December 2004. Additionally, certain customers were eligible for price rebates or discounts, offered as an incentive to increase sales volume and achieve favorable formulary status, on the basis of volume of purchases or increases in the product's market share over a specified period, and certain customers are credited with chargebacks on the basis of their resales to end-use customers, such as HMO's, which contracted with us for quantity discounts. Furthermore, we are obligated to issue rebates under the federally administered Medicaid program. In each instance we have the historical data and access to other information, including the total demand for the drug we distribute, our market share, the recent or pending introduction of new drugs or generic competition, the inventory practices of our customers and the resales by our customers to end-users having contracts with us, necessary to reasonably estimate the amount of such returns or allowances, and record reserves for such returns or allowances at the time of sale as a reduction of revenue. The actual payment of these rebates varies depending on the program and can take several calendar quarters before final settlement. As we settle these liabilities in future periods, we will continue to monitor all appropriate information and determine if any positive or negative adjustments are required in that period. Any adjustments will be recorded through revenue in that period.

Contract loss provisions

      Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Performance based contracts have the potential for higher returns but also an increased risk of contract loss as compared to the traditional CSO contracts. As discussed in Notes 2 and 3 to the consolidated financial statements, we recognized contract losses in 2002 and 2001 related to the Evista and Ceftin contracts, respectively.

Financial instruments

      Our consolidated balance sheets reflect various financial instruments including cash and cash equivalents and investments. We do not engage in trading activities or off-balance sheet financial instruments. As a matter of policy, excess cash and deposits are held by major banks or in high quality short-term liquid instruments. We have investments, mainly in equity instruments, that are carried at fair market value. We do not use derivative instruments such as swaps or forward contracts. As discussed in footnote 8 to the consolidated financial statements, we have certain investments accounted for under the cost method. We review our equity investments for impairment on an ongoing basis based on our determination of whether the decline in market value of the investment below its carrying value is other than temporary.

Deferred taxes - valuation allowance

      We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize certain of its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the calculation of tax planning initiatives. Adjustments to the deferred tax allowance are made to earnings in the period when such assessment is made.

Goodwill impairment analysis

      We adopted SFAS 142, "Goodwill and Other Intangible Assets" in fiscal year 2002. The effect of this adoption on us is that goodwill is no longer amortized but is evaluated for impairment on at least an annual basis. We have established reporting units for purposes of testing goodwill for impairment. The tests involve determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. We completed the first step of the transitional goodwill impairment test and determined that no impairment existed at January 1, 2002. We will evaluate goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows. We performed the required annual impairment tests in the fourth quarter of 2002 and determined that no impairment existed at December 31, 2002.

Restructuring and other related expenses

      In order to consolidate operations, downsize and improve operating efficiencies, we have recorded restructuring charges. As a result, we have made estimates and judgments regarding employee termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results could vary from these estimates which would result in adjustments made in future periods.

Contingencies

      In the normal course of business, we are subject to contingencies, such as legal proceedings and tax matters. In accordance with SFAS No. 5, Accounting for Contingencies, we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. For a discussion of legal contingencies, please refer to footnote 20 to the consolidated financial statements.

Consolidated Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future operating results.

                                                                                        Years Ended December 31,
                                                                 ------------------------------------------------------------------
Operating data                                                    2002           2001            2000           1999           1998
                                                                 -----           -----          -----          -----          -----
Revenue                                                           97.7%           40.4%          75.8%         100.0%         100.0%
   Service, net
   Product, net                                                    2.3            59.6           24.2             --             --
                                                                 -----           -----          -----          -----          -----
     Total revenue, net                                          100.0           100.0          100.0          100.0          100.0
                                                                 -----           -----          -----          -----          -----
Cost of goods and services
   Program expenses                                               89.5            33.3           56.5           74.4           73.6
   Cost of goods sold                                               --            47.2           16.5             --             --
                                                                 -----           -----          -----          -----          -----
     Total cost of goods and services                             89.5            80.5           73.0           74.4           73.6
                                                                 -----           -----          -----          -----          -----

Gross profit                                                      10.5            19.5           27.0           25.6           26.4

Operating expenses
   Compensation expense                                           11.5             5.7            7.9           11.2           13.2
   Other selling, general and administrative
    expenses                                                      15.5            12.1            9.3            5.4            5.5
   Restructuring and other related expenses                        1.1              --             --             --             --
   Acquisition and related expenses                                 --              --             --            0.7             --
                                                                 -----           -----          -----          -----          -----
      Total operating expenses                                    28.1            17.8           17.2           17.3           18.7
                                                                 -----           -----          -----          -----          -----
Operating (loss) income                                          (17.6)            1.7            9.8            8.3            7.7
Other income, net                                                  0.7             0.3            1.2            2.0            1.9
                                                                 -----           -----          -----          -----          -----
(Loss) income before (benefit) provision for
income taxes                                                     (16.9)            2.0           11.0           10.3            9.6
(Benefit) provision for income taxes                              (6.1)            1.2            4.5            4.3            1.4
                                                                 -----           -----          -----          -----          -----
Net (loss) income                                                (10.8)%           0.8%           6.5%           6.0%           8.2%
                                                                 =====           =====          =====          =====          =====

Pro forma data (unaudited)
Income (loss) before pro forma provision for
   income taxes                                                                                                 10.3%           9.6%
Pro forma provision for income taxes                                                                             4.4            3.8
                                                                                                               -----          -----
Pro forma net income (loss)                                                                                      5.9%           5.8%
                                                                                                               =====          =====

      Comparison of 2002 and 2001

         Revenue, net
         -------------------------------------------------------------------------------------------------------------------
         (000's)                               Product                                               Service
                          ----------------------------------------------     -----------------------------------------------
                                                   variance         %                                 variance         %
                           2002        2001      fav/(unfav)    variance       2002         2001     fav/(unfav)   variance
                           ----        ----      -----------    --------       ----         ----     -----------   ---------
         SMSG             $   --     $     --     $      --        0.0%      $179,067     $250,838     $(71,771)     (28.6)%
         PPG               6,438      415,314      (408,876)     (98.4)%       88,538       27,671       60,867      220.0%
         MD&D                 --           --            --        0.0%         9,970        2,760        7,210      261.2%
                          ----------------------------------------------     -----------------------------------------------
          Total           $6,438     $415,314     $(408,876)     (98.4)%     $277,575     $281,269     $ (3,694)      (1.3)%
         -------------------------------------------------------------------------------------------------------------------

      Revenue, net. Net revenue for 2002 was $284.0 million, 59.2% less than net revenue of $696.6 million for the prior year period. This decrease of $412.6 million was almost entirely due to the mutual termination of the marketing sales and distribution contract with GSK for Ceftin; this product lost its patent protection in early 2002 and as a result we recorded only $6.4 million of product revenue in 2002, of which $5.7 million was attributable to changes in estimates related to sales returns, discounts and rebates recorded on previous Ceftin sales. Service revenue was $277.6 million in 2002, a reduction of $3.7 million or 1.3% from the $281.3 million recorded in 2001.

There was a $71.8 million revenue reduction for the SMSG segment, primarily attributable to the loss of several significant dedicated CSO contracts and the general decrease in demand within our markets for sales and marketing services. This unfavorable variance was almost totally offset by the revenue increase for the PPG segment which had revenues of $88.5 million in 2002 compared to $27.7 million in 2001; the major reason for this increase was our Novartis contracts through which we provided services for Lotensin and Lotrel for all of 2002 and through which we added the Diovan products to our service base in May 2002. In 2003, the Lotrel and Diovan contract will be classified in the SMSG segment since the nature of the contract has changed from a pure performance based contract where we were not assured of recouping our expenses, to a more traditional fee for service contract where we have greater certainty of recouping our expenses with the additional potential for incentives at year end based on achieving certain performance criteria. Revenues for MD&D were $10.0 million for 2002 vs. $2.8 million in 2001 due to the fact we recorded revenue for InServe for the entire year of 2002 as opposed to only three and one-half months in 2001, and we earned modest revenue of $1.7 million from the initiation of our MD&D contract sales unit in 2002.

         Cost of goods and services
         ----------------------------------------------------------------------------------------------------------
         (000's)                        Product                                         Service
                    -------------------------------------------    ------------------------------------------------
                                          variance        %                                 variance        %
                     2002       2001     fav/(unfav)   variance      2002         2001     fav/(unfav)    variance
                     ----       ----     -----------   --------      ----         ----     -----------    --------
         SMSG       $  --     $     --     $     --       0.0%     $133,113     $187,162     $ 54,049       28.9%
         PPG           --      328,629      328,629     100.0%      113,751       43,205      (70,546)     (163.3)%
         MD&D          --           --           --       0.0%        7,276        1,804       (5,472)     (303.3)%
                    -------------------------------------------    ------------------------------------------------
          Total     $  --     $328,629     $328,629     100.0%     $254,140     $232,171     $(21,969)      (9.5)%
         ----------------------------------------------------------------------------------------------------------

      Costs of goods and services. Cost of goods and services for 2002 was $254.1 million, which was $306.7 million or 54.7% less than cost of goods and services of $560.8 million for 2001. The mutual termination of the Ceftin contract resulted in a $328.6 million reduction in cost of goods and services for the product category. During 2002 the cost of goods and services for the service category was $254.1 million, an increase of $21.9 million compared to 2001, and the gross profit for the category was $23.4 million in 2002 versus $49.1 million in 2001. Despite the 28.6% revenue reduction for the SMSG segment, the group maintained its gross profit margin, achieving a 25.7% gross profit margin in 2002 compared to 25.4% in 2001. PPG has suffered a negative gross profit for both years. During 2001, the negative gross profit for PPG service of $15.4 million was mostly due to startup expenses and lower than expected product performance on the Novartis contracts. During 2002 the Novartis contracts achieved a positive gross profit but the Evista contract resulted in a $34.7 million negative gross profit. Excluding the Evista contract, total PPG would have earned a positive gross profit of $16.0 million and a 17.6% gross margin, which is lower than the SMSG margin by 8.1 percentage points. Performance based contracts can achieve a gross profit percentage above our historical averages for contract sales programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product(s) falls short of baselines. The Evista contract has been terminated as of December 31 2002 and therefore will not adversely affect 2003. The MD&D segment has earned a modest gross profit in both years.

      Compensation expense. Compensation expense for 2002 was $32.7 million, 16.8% less than $39.3 million for the comparable prior year period. As a percentage of total net revenue, compensation expense increased to 11.5% for 2002 from 5.7% for 2001. Compensation expense for 2002 attributable to the sales and marketing services segment was $19.6 million compared to $28.6 million for 2001. As a percentage of net revenue from the sales and marketing services segment, compensation expense decreased slightly to 11.0% for 2002 from 11.4% for 2001. Compensation expense for 2002 attributable to the PPG segment was $10.4 million, or 10.9% of PPG net revenue, compared to $10.1 million, or 2.3% in the prior year period. Compensation expense for 2002 attributable to the MD&D segment was $2.7 million, or 26.8% of MD&D net revenue, compared to $0.6 million for three and one-half months of 2001.

      Other selling, general and administrative expenses. Total other SG&A expenses were $44.2 million for 2002, 47.3% less than other selling, general and administrative expenses of $83.8 million (of which $46.9 million was related to Ceftin activities) for 2001. As a percentage of total net revenue, total other SG&A expenses increased to 15.5% for 2002 from 12.1% for 2001. Other SG&A expenses attributable to the sales and marketing services segment for 2002 were $15.8 million, $2.8 million less than other SG&A expenses of $18.6 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from the sales and marketing services segment, other SG&A expenses were 8.8% and 7.4% for 2002 and 2001, respectively. Other selling, general and administrative expenses attributable to the PPG segment for 2002 were $25.7 million, included in this amount is the $15.0 million initial licensing fee expense associated with the Cellegy agreement. For 2001, other selling, general and administrative expenses attributable to the PPG segment were $64.6 million. Excluding $46.9 million in Ceftin field and other promotional expenses, other selling, general and administrative expenses for 2001 were $17.7 million. Other SG&A expenses attributable to MD&D segment for 2002 were $2.7 million, $2.1 million more than other SG&A expenses of $0.6 million for three and one-half months of 2001. As a percentage of net revenue from the MD&D segment, other SG&A expenses were 26.7% and 21.7% for 2002 and 2001, respectively.

      Both compensation and other selling, general and administrative expenses were higher as a percentage of revenue in the 2002 period than they were in 2001, even after excluding the SG&A expenses associated with the Ceftin contract. This factor, considered with management's overall assessment of market conditions and our cost structure, prompted us to undertake cost reduction initiatives (see "Restructuring and Other Related Expenses").

              Operating (loss) income
              ---------------------------------------------------
                                                       variance
              (000's)        2002           2001      fav/(unfav)
                             ----           ----      -----------

              SMSG         $  7,908      $ 16,476      $ (8,568)
              PPG           (55,210)       (3,536)      (51,674)
              MD&D           (2,873)         (235)       (2,638)
                           --------------------------------------
                 Total     $(50,175)     $ 12,705      $(62,880)
              ---------------------------------------------------

      Operating loss. There was an operating loss for 2002 of $50.2 million, compared to operating income of $12.7 million for 2001. The 2002 period operating loss was primarily the result of losses generated by the performance based contracts and from recording $15.0 million in licensing fee expenses associated with the Cellegy agreement. Operating income for 2002 for the sales and marketing services segment was $7.9 million, or 52.0% less than the sales and marketing services operating income for 2001 of $16.5 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 4.4% for 2002, from 6.7% for 2001. There was an operating loss for the PPG segment for 2002 of $55.2 million almost entirely attributable to the $35.1 million operating loss for the Evista contract and the $15.0 million initial licensing fee associated with the Cellegy agreement. There was an operating loss for 2002 for the MD&D segment of $2.9 million compared to an operating loss of $0.2 million in the prior period. The 2002 loss was due primarily to startup costs in preparation for the January 2003 Xylos product launch and the initial efforts of the CSO unit.

      Other income, net. Other income, net, for 2002 and 2001 was $2.0 million and $2.3 million, respectively. For 2002, other income, net, was primarily comprised of $2.5 million in other income and net interest income. The reduction this year is primarily due to significantly lower interest rates and reduced investments in 2002, which was partially offset by losses on investments and securities of approximately $0.5 million.

      Benefit for income taxes. There was an income tax benefit of $17.4 million for 2002, compared to an income tax provision of $8.6 million for 2001, which consisted of Federal and state corporate income taxes. The effective tax benefit rate for 2002 was 36.2%, compared to an effective tax rate of 57.6% for 2001. During 2002, the benefit rate was lower than the target rate of 41% to 42% primarily as a result of the effect of current state valuation allowances recorded for certain states where the benefit from the net operating losses may not be realized and the effect of non-deductible routinely incurred expenses. During 2001, the increase in the effective tax rate was attributable to several specific transactions or situations that when applied to our lower than normal pretax earnings created a large deviation from our target effective tax rate. For example, certain nondeductible expenses which are routinely incurred in relatively consistent amounts had a significantly higher impact on the effective tax rate in 2001, compared to prior years, due to the lower level of pretax profits.

      Net loss. There was a net loss for 2002 of $30.8 million, compared to net income of $6.4 million for 2001 due to the factors discussed above.

      Comparison of 2001 and 2000

      The comparisons reflect the segment composition that existed at December 31, 2001, and have not been restated to reflect any changes for 2002.

      Revenue, net. Net revenue for 2001 was $696.6 million, an increase of 67.1% over net revenue of $416.9 million for 2000. Net revenue from the contract sales and marketing services segment for the year ended December 31, 2001 was $281.3 million, a decrease of $34.6 million, or 11.0%, compared to net revenue from that segment of $315.9 million for the prior year. This decrease was primarily attributable to the loss of one large CSO contract, and the reduction in size, or non-renewal of several others. These losses were partially offset by moderate gains in new business, generally reflecting slower demand for traditional contract sales services. We gained two large performance based contracts during the year, reflecting increased demand for our LCXT and copromotion services, although both fell short of our 2001 revenue expectations. Net product revenue for the year ended December 31, 2001 was $415.3 million, an increase of $314.3 million, or 311.2%, over net product revenue of $101.0 million for the prior year. All product revenue was attributable to sales of Ceftin, for which we had distribution rights for the entire 2001 year and only the fourth quarter of 2000.

      Cost of goods and services. Cost of goods and services for the year ended December 31, 2001 was $560.8 million, an increase of 84.3% over cost of goods and services of $304.3 million for the year ended December 31, 2000. As a percentage of total net revenue, cost of goods and services increased to 80.5% in 2001 from 73.0% in 2000. This increase as a percentage of revenue was primarily attributable to the reserve for losses on the Ceftin contract that were recorded in the third quarter of 2001 due to the U.S. Court of Appeals decision in August 2001 which allowed for earlier generic competition. This reserve included certain selling, general and administrative expenses which we were obligated to incur under the Ceftin contract termination agreement. Program expenses (i.e., cost of services) for 2001 were $232.2 million, a decrease of 1.4% over program expenses of $235.4 million for 2000. As a percentage of net service revenue, program expenses for 2001 were 82.5%, an increase of 8.0% over program expenses as a percentage of net service revenue in 2000 of 74.5%, primarily because of lower than expected revenues for the performance based contracts (Novartis and Eli Lilly) that began in the second quarter; excluding the effect of these contracts, program expenses would have been 67.2% of service revenue. Performance based contracts can achieve a gross profit percentage above our historical averages for CSO programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product falls short of expectations. Cost of goods sold was $328.6 million for the year ended December 31, 2001, an increase of $259.6 million, or 376.3% above cost of goods sold of $69.0 million for the prior year. As a percentage of net product revenue, cost of goods sold for 2001 and 2000 was 79.1% and 68.3%, respectively. The loss on the Ceftin contract includes the costs we were obligated to incur under the termination agreement with GSK. This included certain marketing and selling costs previously treated as selling, general and administrative expenses. Specifically, the associated selling, general and administrative expenses incurred during the fourth quarter of 2001 of $21.0 million and the $12.3 million of selling, general and administrative expenses anticipated for the remainder of the contract termination period, which extended through February 28, 2002, have been classified as cost of goods sold. Excluding the $21.0 million charge and the remaining reserve of $12.3 million, cost of goods sold as a percentage of net product revenue would have been 71.1%. As our previous reports have noted, cost of goods sold and gross margin on sales could fluctuate based on our quantity of product purchased, and our contractual unit costs including applicable discounts, as well as fluctuations in the selling price for our products including applicable discounts. During the fourth quarter of 2001, we were adversely affected as our selling price reflected greater discounts than normal and our purchasing discounts were reduced because of our agreement with GSK to forego such discounts in exchange for a release from our contractual minimum inventory purchase requirements for the fourth quarter.

      Compensation expense. Compensation expense for 2001 was $39.3 million compared to $32.8 million for 2000. As a percentage of total net revenue, compensation expense decreased to 5.7% for 2001 from 7.9% for 2000. Compensation expense for the year ended December 31, 2001 attributable to the contract sales and marketing services segment was $33.2 million compared to $31.8 million for the year ended December 31, 2000. As a percentage of net revenue from that segment, compensation expense increased to 11.8% in 2001 from 10.1% in 2000. Compensation expense for the year ended December 31, 2001 attributable to the product segment was $6.1 million compared to $1.0 million for the prior year. As a percentage of net revenue from the product segment, compensation expense increased to 1.5% in 2001 from 1.0% in 2000. The low compensation expense for this segment contributed greatly to the overall reduction in compensation expense as a percentage of total net revenue.

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

      Other income, net. Other income, net, for 2001 was $2.3 million, compared to other income, net of $4.9 million for 2000. Interest income of $5.0 million was the primary component of other income, net in 2001, compared to $7.4 million in 2000. The $2.4 million decrease in interest income in 2001 compared to 2000 was the result of lower available average cash balances, as well as decreasing interest rates throughout 2001. The $5.0 million in interest income for 2001 was partially offset by the $1.9 million loss on investment in In2Focus. In 2000, a $2.5 million loss was recorded resulting from our investment in iPhysicianNet .

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

      Net income. Net income for 2001 was $6.4 million, 76.5% lower than net income of $27.0 million in 2000 due to the factors previously discussed.

Restructuring and Other Related Expenses

      During the third quarter of 2002, we adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within our markets for sales and marketing services and the recognition that the infrastructure that supported these business units was larger than required. The majority of the restructuring activities were completed by December 31, 2002, with full completion expected by September 30, 2003.

      In connection with this plan, we will record total restructuring expenses of approximately $5.4 million, other non-recurring expenses of approximately $0.1 million, and accelerated depreciation of approximately $0.8 million. All but $0.3 million of these expenses were recognized in 2002.

      The primary items comprising the restructuring are as follows:

            o $3.7 million in severance expense consisting of cash and non-cash termination payments to employees in connection with their involuntary termination. Out of approximately 175 employees affected, 170 have left as of January 15, 2003, and the remaining employees are expected to leave by mid-2003. All of the severance costs were expensed in the fourth quarter of 2002. We have recorded the portion of this severance related to the direct sales force of approximately $1.8 million in program expenses in the consolidated statement of operations while the severance costs associated with administrative personnel of approximately $1.9 million have been recorded in the restructuring and other related expenses in the consolidated statement of operations; and

            o $1.7 million in restructuring costs consisting primarily of $1.3 million for reserves in connection with the closure or exit of leased space located in Mahwah, NJ, Cincinnati, OH (which was closed effective January 15, 2003), Lawrenceville, NJ, Fort Washington, PA and Novato, CA (which will be effective May 2003). These costs are recorded in restructuring and other related expenses line in the consolidated statement of operations. The remaining $0.4 million in restructuring expenses is related to certain other costs associated with the termination of the sales force that was eliminated in the restructuring and similar to the severance, such costs have been classified in program expenses in the consolidated statement of operations. Approximately $0.2 million of these expenses will be recognized in 2003.

      The other related expenses relate to the write off of fixed assets associated with certain of our facilities being closed or exited as part of the restructuring plan of approximately $0.2 million. The accelerated depreciation expenses of $0.8 million relate to the assets to be disposed of but that were still in service, some through December 31, 2002, and the rest through January 15, 2003. This accelerated depreciation is recorded in selling, general and administrative expenses in the consolidated statement of operations, consistent with its historical classification.

      The accrual for restructuring and exit costs, totaled approximately $4.7 million at December 31, 2002, and is recorded in current liabilities on the accompanying balance sheet.

      A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                                          Balance at                         Write offs/       Balance at
                                      December 31, 2001       Accruals        Payments      December 31, 2002
         Administrative severance            $   --            $ 1,927        $  (257)            $1,670
         Exit costs                              --              1,288             --              1,288
                                             ------            -------        -------             ------
                                             $   --            $ 3,215        $  (257)            $2,958
                                             ------            -------        -------             ------
         Sales force severance                   --              1,741             --              1,741
         Asset write offs                        --                150           (150)                --
                                             ------            -------        -------             ------
            Total                            $   --            $ 5,106        $  (407)            $4,699
                                             ======            =======        =======             ======

Liquidity and Capital Resources

      As of December 31, 2002, we had cash and cash equivalents of approximately $66.8 million and working capital of $81.9 million, compared to cash and cash equivalents of approximately $160.0 million and working capital of approximately $113.7 million at December 31, 2001.

      For the year ended December 31, 2002, net cash used in operating activities was $89.0 million, compared to $80.1 million net cash provided by operating activities in 2001. The main components of cash used in operating activities were:

      o a net loss from operations of $30.8 million; less depreciation and amortization of $7.4 million, reducing total cash outflow to approximately $23.4 million;
      o reduction in accrued returns, rebates and sales discounts associated with the Ceftin agreement of $51.9 million; the amounts remaining are deemed sufficient to pay any future rebates, discounts or returns of the product;
      o elimination of accrual for contract losses of $12.3 million associated with the Ceftin agreement as amounts were incurred against the accrual, and
      o cash used from other changes in assets and liabilities of $8.7 million, almost entirely offset by a reduction in deferred tax assets of $8.5 million.

      Inventory increased by $0.2 million in 2002. All inventory as of December 31, 2002 is associated with our XCell wound care product distribution agreement with Xylos. At December 31, 2001, all inventory consisted of Ceftin product.

      Due to the ability to carry back net operating losses incurred for the year ended December 31, 2002, we expect to receive a refund of approximately $20.3 million in 2003.

      When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of December 31, 2002, we had $9.5 million of unearned contract revenue and $3.4 million of unbilled costs and accrued profits. Substantially all costs and accrued profits are earned and billed within 12 months from the end of the respective period.

      The net changes in the "Other changes in assets and liabilities" section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including seasonality of product sales, number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period.

      For the year ended December 31, 2002, net cash used in investing activities of $6.6 million consisted of $4.0 million in purchases of property and equipment, $1.0 million invested in the preferred stock of Xylos, $0.4 million invested in iPhysicianNet and $2.7 million related to the acquisition of InServe, partially offset by the sale of $1.5 million in short-term investments.

      For the year ended December 31, 2002, net cash provided by financing activities was $2.4 million. This amount is attributable to net proceeds received from the employee stock purchase plan of $2.3 million and $0.1 million in proceeds received from the exercise of stock options by employees.

      Capital expenditures during the periods ended December 31, 2002, 2001 and 2000, were $4.0 million, $15.6 million and $7.9 million respectively, and were funded from available cash. For part of 2000 and all of 2001, capital expenditures were larger than usual due to our software expenditures and costs associated with the implementation of PeopleSoft ($7.1 million) and Siebel ($4.1 million).

      Our credit line with PNC Bank, N.A., as administrative and syndication agent, which was designed to accommodate our needs under the Ceftin agreement, was terminated effective March 31, 2002. We are currently exploring opportunities to enter into a credit facility secured by our current assets to meet our existing needs.

      We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

Contractual Obligations

     As of December 31, 2002, the aggregate minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

         (in thousands)                         2003          2004           2005         2006         2007         Total
                                                ----          ----           ----         ----         ----         -----
         Operating leases
          Minimum lease payments              $ 3,525        $ 2,613        $ 1,137        $136       $     3       $ 7,414
          Less minimum sublease rentals          (101)          (135)           (34)         --            --          (270)
                                              -----------------------------------------------------------------------------
           Net minimum lease payments         $ 3,424        $ 2,478        $ 1,103        $136       $     3       $ 7,144
                                              =============================================================================

      Under the terms of the Xylos agreement relating to Xcell, the minimum annual purchase requirement for the calendar year 2003 is $750,000. The minimum annual purchase requirement for each subsequent calendar year is based on the aggregate dollar volume of sales of products during the 12-month period ending with September of the prior year, but in no case can be less than $750,000.

Quarterly Operating Results

      Our results of operations have varied, and are expected to continue to vary, from quarter to quarter. These fluctuations result from a number of factors including, among other things, the timing of commencement, completion or cancellation of major programs. In the future, our revenue may also fluctuate as a result of a number of additional factors, including the types of products we market and sell, delays or costs associated with acquisitions, government regulatory initiatives and conditions in the healthcare industry generally. Revenue, generally, is recognized as services are performed and products are shipped. Program costs, other than training costs, are expensed as incurred. As a result, we may incur substantial expenses associated with staffing a new detailing program during the first two to three months of a contract without recognizing any revenue under that contract. This could have an adverse impact on our operating results for the quarters in which those expenses are incurred. Revenue related to performance incentives is recognized in the period when the performance based parameters are achieved. A significant portion of this revenue could be recognized in the fourth quarter of a year. Costs of goods sold are expensed when products are shipped. For milestone payments associated with licensing agreements, amounts paid before the underlying product has obtained regulatory approval and which have no alternate use are expensed as incurred, whereas payments post-approval are capitalized and amortized over the economic life of the product or agreement. We believe that because of these fluctuations, quarterly comparisons of our financial results cannot be relied upon as an indication of future performance.

      The following table sets forth quarterly operating results for the eight quarters ended December 31, 2002:

                                                                               Quarter Ended
                                           -----------------------------------------------------------------------------------------
                                            Mar 31,      Jun 30,     Sep 30,    Dec 31,     Mar 31,    Jun 30,    Sep 30,    Dec 31,
                                              2002         2002        2002       2002        2001       2001       2001       2001
                                              ----         ----        ----       ----        ----       ----       ----       ----
                                                                              (in thousands)
Revenue
 Service, net ..........................   $ 68,160    $ 66,033    $ 64,353   $ 79,029    $ 78,087   $ 64,789   $ 71,129   $ 67,264
 Product, net ..........................      5,723         500         215         --      94,978     79,155     44,544    196,637
                                           --------    --------    --------   --------    --------   --------   --------   --------
    Total revenue, net .................     73,883      66,533      64,568     79,029     173,065    143,944    115,673    263,901
                                           --------    --------    --------   --------    --------   --------   --------   --------
Cost of goods and services
 Program expenses ......................     67,277      65,721      67,475     53,667      55,395     53,321     59,529     63,926
 Cost of goods sold ....................         --          --          --         --      64,215     51,523     51,823    161,068
                                           --------    --------    --------   --------    --------   --------   --------   --------
    Total cost of goods and services ...     67,277      65,721      67,475    513,667     119,610    104,844    111,352    224,994
                                           --------    --------    --------   --------    --------   --------   --------   --------

Gross profit (loss) ....................      6,606         812      (2,907)    25,362      53,455     39,100      4,321     38,907

Operating expenses
 Compensation expense ..................      7,759       9,294       9,157      6,459      11,015      9,162      9,282      9,804
 Other selling, general and
   administrative expenses .............      3,325       6,450       9,433     22,956      25,728     23,546     24,560      9,981
 Restructuring and other
   related expenses ....................         --          --         972      4,243          --         --         --         --
                                           --------    --------    --------   --------    --------   --------   --------   --------
    Total operating expenses ...........     11,084      15,744      19,562     33,658      36,743     32,708     33,842     19,785
                                           --------    --------    --------   --------    --------   --------   --------   --------
Operating (loss) income ................     (4,478)    (14,932)    (22,469)    (8,296)     16,712      6,392    (29,521)    19,122
Other income (expense), net ............        889         356         459        263       1,870      1,537        999     (2,132)
                                           --------    --------    --------   --------    --------   --------   --------   --------
(Loss) income before provision for taxes     (3,589)    (14,576)    (22,010)    (8,033)     18,582      7,929    (28,522)    16,990
(Benefit) provision for income taxes ...     (1,322)     (5,385)     (7,696)    (3,044)      7,653      3,527    (11,266)     8,711
                                           --------    --------    --------   --------    --------   --------   --------   --------
Net (loss) income ......................   $ (2,267)   $ (9,191)   $(14,314)  $ (4,989)   $ 10,929   $  4,402   $(17,256)  $  8,279
                                           ========    ========    ========   ========    ========   ========   ========   ========

Basic net (loss) income per share ......   $  (0.16)   $  (0.66)   $  (1.02)  $  (0.35)   $   0.79   $   0.32   $  (1.24)  $   0.59
                                           ========    ========    ========   ========    ========   ========   ========   ========
Diluted net (loss) income per share ....   $  (0.16)   $  (0.66)   $  (1.02)  $  (0.35)   $   0.77   $   0.31   $  (1.24)  $   0.59
                                           ========    ========    ========   ========    ========   ========   ========   ========

Weighted average number of shares:
   Basic ...............................     13,969      14,003      14,063     14,097      13,843     13,856     13,876     13,968
                                           ========    ========    ========   ========    ========   ========   ========   ========
   Diluted .............................     13,969      14,003      14,063     14,097      14,133     14,246     13,876     14,010
                                           ========    ========    ========   ========    ========   ========   ========   ========

Effect of new accounting pronouncements

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." (Issue 94-3) This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on its financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement No. 123." (SFAS No. 148). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. We have provided the disclosures required by FAS No. 148 in the financial statements. We do not currently intend to change the method of accounting for stock options and we do not expect the adoption of this statement to have a material effect on its financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The initial adoption of this accounting pronouncement will not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements and the required financial statement schedule are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and executive officers

      The following table sets forth the names, ages and positions of our directors, executive officers and key employees:

Name                                 Age       Position
----                                 ---       --------
John P. Dugan                         67       Chairman of the board of directors and director of strategic planning
Charles T. Saldarini                  39       Chief executive officer and vice chairman of the board of directors
Steven K. Budd                        46       President and chief operating officer
Bernard C. Boyle                      58       Chief financial officer, executive vice president, secretary and treasurer
Stephen Cotugno                       43       Executive vice president -- corporate development and investor relations
Lloyd X. Fishman                      50       Executive vice president and general manager -- PDI medical devices and diagnostics
Robert R. Higgins                     60       Executive vice president and general manager -- sales and marketing services group
Beth R. Jacobson                      42       Executive vice president  and general counsel
Leonard Mormando                      63       Executive vice president -- corporate operations support
Deborah Schnell                       48       Executive vice president -- business development
Christopher Tama                      44       Executive vice president and general manager -- PDI pharmaceutical products group
Larry Ellberger(1)                    55       Director
John C. Federspiel (1)                49       Director
Gerald J. Mossinghoff                 67       Director
John M. Pietruski (1)(2)              69       Director
Frank J. Ryan(2)                      63       Director
Jan Martens Vecsi (2)                 59       Director

----------
(1)   Member of audit committee.
(2)   Member of compensation committee.

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

      Charles T. Saldarini is our vice chairman and chief executive officer. Joining PDI in 1987, Mr. Saldarini has held positions of increasing responsibility, becoming president of PDI in January 1995, chief executive officer in November 1997, and vice chairman in June 2000. In his 16 years at PDI, his contributions have spanned the full range of our development. He is responsible for making PDI the largest contract sales organization in the U.S. Mr. Saldarini is a frequent speaker on industry topics and an author, with numerous industry publications to his credit. Prior to PDI, Mr. Saldarini worked at Merrill Dow Pharmaceuticals. He received a B.A. in political science from Syracuse University in 1985.

      Steven K. Budd has served as our president and chief operating officer since June 2000. Mr. Budd oversees the management of PDI's operating units and key internal support functions and contributes to the development of PDI's strategic plans. Mr. Budd joined us in April 1996 as vice president, account group sales. He became executive vice president in July 1997, chief operating officer in January 1998, and our president in June 2000. From January 1994 through April 1995, Mr. Budd was employed by Innovex, Inc., as director of new business development. From 1989 through December 1993, he was employed by Professional Detailing Network (now known as Nelson Professional Sales, a division of Nelson Communications, Inc.), as vice president with responsibility for building sales teams and developing marketing strategies. Mr. Budd received a B.A. in history and education from Susquehanna University in 1978.

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

      Stephen P. Cotugno became our executive vice president - corporate development and investor relations in January 2000. He joined us as a consultant in 1997 and in January 1998 he was hired full time as vice president-corporate development. Prior to joining us, Mr. Cotugno was an independent financial consultant. He received a B.A. in finance and economics from Fordham University in 1981.

      Robert R. Higgins became our executive vice president - sales and marketing services group in January 2002. Prior to that, Mr. Higgins served as executive vice president - client programs. He joined us in a field management capacity in August 1996 and became vice president in 1997. Mr. Higgins has over 30 years experience in the pharmaceutical industry. From 1965 to 1995, Mr. Higgins was employed by Burroughs Wellcome Co., where he was responsible for building and managing sales teams and developing and implementing marketing strategies. Mr. Higgins received a B.S. in biology from Kansas State University in 1964, and an M.B.A. from North Texas State University in 1971.

      Leonard Mormando became our executive vice president - corporate operations support in September 2000. Mr. Mormando joined us in 1997 as the executive director of training and development. In 1998, he was promoted to vice president - training and development & recruiting and hiring. Prior to joining PDI, Mr. Mormando spent 32 years at Ciba Geigy Pharmaceuticals, including ten years as director of U.S. training where he was responsible for training over 5,000 sales representatives. Mr. Mormando has been a member of the National Society of Professional Sales Trainers since 1982. He received a B.S. in Biology with a minor in Chemistry from St. Bonaventure University in 1961.

      Christopher Tama joined us as executive vice president and general manager
- PDI pharmaceutical products in January 2000. Mr. Tama has responsibility for PDI's at risk programs involving integrated sales and marketing solutions. Prior to joining us, from 1996 through 2000, he was vice president - marketing for Novartis. Mr. Tama has over 20 years experience in various pharmaceutical marketing and sales positions with Novartis, Pharmacia & Upjohn, and Searle. His marketing and sales experience range many different therapeutic areas, both in primary care and specialty markets. He received a B.A. in economics from Villanova University in 1981.

      Deborah Schnell is our executive vice president - business development. She was one of the founders of ProtoCall which was acquired by PDI in 1999. Prior to joining ProtoCall, Ms. Schnell spent approximately 20 years with IBM Corporation where she worked across a broad range of areas, including manufacturing, distribution and healthcare. She received a B.A. in speech pathology and audiology from Miami of Ohio University in 1976.

      Lloyd X. Fishman joined us as vice president and general manager - PDI medical devices and diagnostics in January 2001 and was promoted to executive vice president and general manager - PDI medical devices and diagnostics in December 2002. From July 1997 through January 2001, he was worldwide director of marketing for Johnson & Johnson. Mr. Fishman has over 25 years of experience in the medical devices industry in a variety of sales and marketing positions. In addition, his background is in several therapeutic areas, including critical care, anesthesia, cardiology, pulmonary and obstetrics. Mr. Fishman was instrumental in launching a number of products including anesthesia monitors, temporary pacing electrodes, hemodynamic monitoring catheters and non-invasive blood pressure monitors. He received a B.A. from Albany State University in 1973 and graduated from St. John's University with an M.B.A. in 1977.

      Beth R. Jacobson joined us in November 2002 as executive vice president and general counsel. Previously, she was with Skadden, Arps, Slate, Meagher & Flom, LLP for 15 years, where she practiced corporate law. She received a B.A. from Wesleyan University in 1983 and a J.D. from New York University Law School in 1987.

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

      John M. Pietruski became a director in May 1998. Since 1990 Mr. Pietruski has been the chairman of the board of Texas Biotechnology Corp., a pharmaceutical research and development company. He is a retired chairman of the board and chief executive officer of Sterling Drug Inc. where he was employed from 1977 until his retirement in 1988. Mr. Pietruski is a member of the boards of directors of First Energy Corp., Hershey Foods Corporation, Lincoln National Corporation and Xylos Corporation. Mr. Pietruski graduated Phi Beta Kappa with a B.S. in business administration with honors from Rutgers University in 1954.

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

      Frank Ryan became a director in November 2002. Mr. Ryan's career includes a 38-year tenure with Johnson & Johnson. Mr. Ryan recently retired as Company Group Chairman with responsibility for worldwide Ethicon franchises and Johnson & Johnson Canada. In addition, Mr. Ryan was a member of the Medical Devices and Diagnostics Operating Group and Leader for the Group in Process Excellence (Six Sigma) and IT. Throughout the years, Mr. Ryan held positions of increasing responsibility, including Worldwide President of Chicopee, President of Johnson and Johnson Hospital Services Co. and President of Ethicon, Inc. Mr. Ryan received a B.S. degree in mechanical engineering from the Illinois Institute of Technology in 1965 and a M.B.A. from the University of Chicago Graduate School of Business in 1969.

      Larry Ellberger became a director in February 2003. Since July 2000, Mr. Ellberger has been senior vice president, corporate development, at PowderJect, PLC, a London Stock Exchange listed vaccines company. He has been a member of PowderJect's board of directors since 1997. From October 1999 through March 2000, Mr. Ellberger was chief executive officer of the Kushner Companies, a private real estate concern. Previously, from November 1996 through May 1999, Mr. Ellberger served as chief financial officer of W. R. Grace. Thereafter, from May 1999 through November 1999, he served as senior vice president - corporate development of W.R. Grace. In April 2001, 19 months after Mr. Ellberger's affiliation with W.R. Grace ended, W.R. Grace filed a petition for protection under the U.S. bankruptcy code. Mr. Ellberger received a B.A. in economics from Columbia College in 1968 and a B.S. in chemical engineering from Columbia School of Engineering in 1969.

      Our board of directors is divided into three classes. Each year the stockholders elect the members of one of the three classes to a three-year term of office. Messrs. Saldarini, Pietruski and Ryan serve in the class whose term expires in 2003; Messrs. Dugan and Mossinghoff serve in the class whose term expires in 2004; and Ms. Vecsi and Messrs. Federspiel and Ellberger serve in the class whose term expires in 2005.

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

ITEM 11. EXECUTIVE COMPENSATION

      Summary compensation. The following table sets forth certain information concerning compensation paid for services in all capacities awarded to, earned by or paid to our chief executive officer and the other four most highly compensated executive officers during 2002, 2001 and 2000 whose aggregate compensation exceeded $100,000.

                                            Annual compensation               Long-term compensation
                                  ---------------------------------------   -------------------------
                                                                                            Shares of
                                                                                             common
                                                                             Restricted       stock
                                                             Other annual      stock        underlying         All other
Name and Principal Position       Salary           Bonus     compensation    awards(1)        options        compensation
---------------------------       ------           -----     ------------    ---------        -------        ------------
Charles T. Saldarini
Vice chairman and chief
executive officer
    2002 ................        $350,000        $     --        $3,421        $     --        25,602           $  446
    2001 ................         336,864         179,212         6,264              --        34,066            5,250
    2000 ................         294,594         506,731         8,713              --            --            6,203

Steven K. Budd
President and chief
operating officer
    2002 ................         281,187              --         3,085              --        21,188            2,300
    2001 ................         262,500         103,819         2,537          44,494        23,338            4,200
    2000 ................         225,000         243,003         2,891         104,144            --            4,744

Bernard C. Boyle
Chief financial officer,
executive vice president,
secretary and treasurer
    2002 ................         255,625              --         4,301              --        19,156            5,404
    2001 ................         232,292          93,863         4,455          40,227        19,900            4,646
    2000 ................         187,500         207,211         4,706          88,805            --            4,010

Deborah Schnell
Executive vice president
    2002 ................         214,967          50,000         6,089              --        25,000            4,121
    2001 ................         160,000         124,967            86          31,217         6,196            3,200
    2000 ................         155,769          98,312            --          24,557         3,500               --

Christopher Tama
Executive vice president
    2002 ................         203,500              --         3,568              --        15,421            4,070
    2001 ................         189,583          75,561         2,649          32,383        20,168            2,917
    2000 ................         167,708         210,000         1,828          90,000         5,000               --

----------
(1) For the years ended December 31, 2001 and 2000, a portion of the named executive officers' annual bonus was paid in restricted stock. The number of shares were calculated by dividing the portion of bonus expense attributable to restricted stock by a trailing 20-day average stock price on December 31, 2001 and 2000, which was $20.47 and $99.42, respectively. The fair market value of the shares owned by the named executive officers on December 31, 2002, based upon the closing price of our common stock of $10.79 on that date, was as follows: Mr. Budd -- $34,765 (3,222 shares); Mr. Boyle -- $30,838 (2,858 shares); Mr. Tama -- $26,835 (2,487 shares) and Ms. Schnell -- $19,120 (1,772 shares).

      Option grants. The following table sets forth certain information regarding options granted by us in 2002 to each of the executives named in the Summary Compensation Table.

                                                                        Option Grants in Last Fiscal Year
                                         -----------------------------------------------------------------------------------------
                                                             Individual Grants
                                         --------------------------------------------------------         Potential Realizable
                                          Number of      Percent of                                          Value at Assumed
                                           Shares      Total Options                                      Annual Rates of Stock
                                         Underlying       Granted          Exercise                         Price Appreciation
                                           Options      to Employees        Price      Expiration          for Option Term (1)
               Name                        Granted     in Fiscal Year     ($/share)        Date             5%               10%
----------------------------------       ----------    --------------     ---------    ----------       --------          --------
Charles T. Saldarini .............          25,602            4.6%        $   15.74       3/7/12        $253,429          $642,239
Steven K. Budd ...................          21,188            3.8%            15.74       3/7/12         209,736           531,512
Bernard C. Boyle .................          19,156            3.4%            15.74       3/7/12         189,621           480,538
Deborah Schnell ..................          25,000            4.5%            15.74       3/7/12         247,470           627,138
Christopher Tama .................          15,421            2.8%            15.74       3/7/12         152,649           386,844

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

      Option exercises and year-end option values. The following table provides information with respect to options exercised by the Named Executive Officers during 2002 and the number and value of unexercised options held by the Named Executive Officers as of December 31, 2002.

    Aggregated Option Exercise in Last Fiscal Year and Year-End Option Values

                                                                     Number of Shares Underlying       Value of Unexercised In-the-
                                                                    Unexercised Options at Fiscal        Money Options At Fiscal
                                                                               Year-End                         Year-End (2)
                                                                    -----------------------------     -----------------------------
                          Shares Acquired
Name                      on Exercise (#)      Value Realized (1)   Exercisable     Unexercisable     Exercisable     Unexercisable
----                      ---------------      ------------------   -----------     -------------     -----------     -------------
Charles T. Saldarini             --                     --             11,355           48,313             --               --
Steven K. Budd                   --                     --             32,779           36,747             --               --
Bernard C. Boyle                 --                     --             26,633           32,423             --               --
Deborah Schnell                  --                     --              4,399           30,297             --               --
Christopher Tama                 --                     --             10,056           30,533             --               --

----------
(1) For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the stock price at date of exercise.

(2) For the purposes of this calculation, value is based upon the difference between the exercise price of the exercisable and unexercisable options and the stock price at December 31, 2002 of $10.79 per share.

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

      In May 2001, we entered into an amended and restated employment agreement with Steven K. Budd providing for his employment as our president and chief operating officer for a term expiring on April 30, 2005 subject to automatic one-year renewals unless either party gives written notice one-year prior to the end of the then current term of the agreement. The agreement provides for an annual base salary of $275,000 and for participation in all executive benefit plans. The agreement also provides that Mr. Budd will be entitled to bonus and incentive compensation awards as determined by the compensation committee. Further, the agreement provides, among other things, that, if Mr. Budd's employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined), we will pay him an amount equal to three times the sum of his then current base salary plus the average incentive compensation paid to him during the three years immediately preceding the termination date.

      In May 2001, we entered into an amended and restated employment agreement with Bernard C. Boyle providing for his employment as our executive vice president and chief financial officer for a term expiring on April 30, 2004 subject to automatic one-year renewals unless either party gives written notice one-year prior to the end of the then current term of the agreement. The agreement provides for an annual base salary of $250,000 and for participation in all executive benefit plans. The agreement also provides that Mr. Boyle will be entitled to bonus and incentive compensation awards as determined by the compensation committee. Further, the agreement provides, among other things, that, if Mr. Boyle's employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined), we will pay him an amount equal to three times the sum of his then current base salary plus the average incentive compensation paid to him during the three years immediately preceding the termination date.

      In February 2003, we entered into an employment agreement with Christopher Tama providing for his employment as our executive vice president for a term expiring on February 4, 2006, subject to automatic one-year renewals unless either party gives written notice at least ninety days prior to the end of the then current term of the agreement. The agreement provides for an annual base salary of $206,000 and for participation in all executive benefit plans. The agreement also provides that Mr. Tama will be entitled to bonus and incentive compensation awards as determined by the compensation committee. Further, the agreement provides, among other things, that, if Mr. Tama's employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined), we will pay him an amount equal to three times the sum of his then current base salary plus the average incentive compensation paid to him during the three years immediately preceding the termination date.

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

Stock compensation plans

      2000 Omnibus Incentive Compensation Plan

      On May 5, 2000 our board of directors approved our 2000 Omnibus Incentive Compensation Plan. The purpose of the Omnibus Plan is to provide a flexible framework that will permit the board to develop and implement a variety of stock-based incentive compensation programs based on our changing needs, our competitive market and the regulatory climate. The maximum number of shares as to which awards or options may at any time be granted under the Omnibus Plan is
2.2 million shares of our common stock. The Omnibus Plan is administered by the compensation committee of the board, which is responsible for developing and implementing specific stock-based plans that are consistent with the intent and specific terms of the framework created by the Omnibus Plan. Eligible participants under the Omnibus Plan include our officers and other employees, members of our board, and outside consultants. The right to grant awards under the Omnibus Plan will terminate upon the expiration of 10 years after the date the Omnibus Plan was adopted. No participant may be granted more than 100,000 shares of company stock from all awards under the Omnibus Plan.

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

      At December 31, 2002, options for an aggregate of 1,514,297 shares were outstanding under our stock option plans, including 59,668 granted to Charles T. Saldarini, our chief executive officer and vice chairman, 69,526 granted to Steven K. Budd, our president and chief operating officer, 59,056 granted to Bernard C. Boyle, our chief financial officer, 40,589 granted to Christopher Tama, our executive vice president and general manager - PDI pharmaceutical products, and 26,363 granted to Deborah Schnell, our executive vice president - business development. The outstanding options also include 33,750 granted to each of Gerald J. Mossinghoff, John M. Pietruski and Jan Martens Vecsi, 17,500 granted to John C. Federspiel, and 10,000 granted to Frank Ryan, our outside directors. In addition, as of December 31, 2002, options to purchase an aggregate of 333,887 shares of common stock had been exercised.

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

401(k) plan

      We maintain two 401(k) retirement plans, one of which is for all PDI employees except for InServe employees (the "PDI plan") and the other is for InServe employees exclusively (the "InServe plan"). Both plans are intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code and are defined contribution plans. Under the PDI plan, we committed to make mandatory cash contributions to the 401(k) plan to match employee contributions up to a maximum of 2% of each participating employee's annual base wages. In addition we can make discretionary contributions to this plan. Under the InServe plan, which was frozen effective January 1, 2003, we matched on the first 25% of pre-tax contribution, up to 6% of employee compensation. Under the InServe plan, Company matching contributions are always 100% vested. For either plan, there is no option for employees to invest any of their 401(k) funds in our common stock. Our contribution expense related to the 401(k) plans for 2002 was approximately $1.7 million. On January 1, 2003, the InServe plan was frozen, meaning that all previous contributions were kept in the plan, but going forward InServe employees will participate in the PDI plan.

Limitation of directors' liability and indemnification

      The Delaware General Corporation Law (DGCL) authorizes corporations to limit or eliminate the personal liability of directors of corporations and their stockholders for monetary damages for breach of directors' fiduciary duty of care. Our certificate of incorporation limits the liability of our directors to the fullest extent permitted by Delaware law.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2003 by:

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

                                                                                  Number of Shares       Percentage of Shares
      Name of Beneficial Owner                                                  Beneficially Owned(1)     Beneficially Owned
      ------------------------                                                  ---------------------     ------------------
      Executive officers and directors:
      John P. Dugan ..................................................                4,909,878                    34.6%
      Charles T. Saldarini ...........................................                  831,245(2)                  5.8%
      Steven K. Budd .................................................                   54,910(3)                    *
      Bernard C. Boyle ...............................................                   45,344(4)                    *
      Deborah Schnell ................................................                   18,196(5)                    *
      Christopher Tama ...............................................                   26,072(6)                    *
      John M. Pietruski ..............................................                   28,250(7)                    *
      Jan Martens Vecsi ..............................................                   26,850(7)                    *
      Gerald J. Mossinghoff ..........................................                   26,250(8)                    *
      Frank Ryan .....................................................                    3,333(8)                    *
      Larry Ellberger ................................................                    3,333(8)                    *
      John C. Federspiel .............................................                    9,166(8)                    *
      All executive officers and directors as a group (17 persons) ...                6,066,870(9)                 42.7%

      5% stockholders:
      Brown Capital Management, Inc.(10) .............................                2,128,875                    15.0%
       1201 N. Calvert Street
        Baltimore, MD 21202
      Mellon Financial Corporation(10) ...............................                1,242,176                     8.7%
       One Mellon Center
       Pittsburgh, PA 15258
      Boston Safe Deposit and Trust Company(10) ......................                1,070,575                     7.5%
       One Boston Place, #400
       Boston, MA 02018
      The Boston Company, Asset Management, LLC(10) ..................                  773,600                     5.4%
       One Boston Place, 14th Floor
       Boston, MA 02018

----------
*     Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 31,245 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(3) Includes 47,621 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(4) Includes 39,652 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(5) Includes 14,797 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(6) Includes 23,586 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(7) Includes 26,250 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(8) Represents shares issuable pursuant to options exercisable within 60 days of the date of this report.
(9) Includes 325,052 shares issuable pursuant to options exercisable within 60 days of the date of this report.
(10) This information was derived from the Schedule 13g filed by the reporting person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with our efforts to recruit sales representatives, we place advertisements in various print publications. These ads are placed on our behalf through Boomer & Son, Inc., which receives commissions from the publications. Prior to 1998, B&S was wholly-owned by John P. Dugan, our chairman of the board. At the end of 1997 Mr. Dugan transferred his interest in B&S to his son, Thomas Dugan, and daughter-in-law, Kathleen Dugan. John P. Dugan is not actively involved in B&S; however, his son, Thomas Dugan, is active in B&S. For the year ended December 31, 2002 we purchased approximately $120,000 of advertising through B&S and B&S received commissions of approximately $14,400. All ads were placed at the stated rates set by the publications in which they appeared. In addition, we believe that the amounts paid to B&S were no less favorable than would be available in an arms-length negotiated transaction with an unaffiliated entity.

      Peter Dugan, the son of John P. Dugan, our chairman of the board, is employed by us as executive director -investor relations. In 2002, compensation paid or accrued to Peter Dugan was $125,860.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Within the past 90 days, our management, including our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

Changes in Internal Controls

      There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our chief executive officer and chief financial officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            The following documents are filed as part of this report:

      (a) (1) Financial Statements - See Index to Financial Statements on page F-1 of this report.

      (a) (2) Financial Statement Schedule

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

      (a) (3) Exhibits

    Exhibit
       No.                             Description
       ---                             -----------

      3.1         Certificate of Incorporation of PDI, Inc.(1)

      3.2         By-Laws of PDI, Inc.(1)

      3.3         Certificate of Amendment of Certificate of Incorporation of
                  PDI, Inc.(4)

      4.1         Specimen Certificate Representing the Common Stock(1)

      10.11       Form of 1998 Stock Option Plan(1)

      10.2        Form of 2000 Omnibus Incentive Compensation Plan(2)

      10.3 Office Lease for Upper Saddle River, NJ corporate headquarters(1)

      10.4        Form of Employment Agreement between the Company and Charles
                  T. Saldarini(4)

      10.5        Agreement between the Company and John P. Dugan(1)

      10.6 Form of Amended and Restated Employment Agreement between the Company and Steven K. Budd(4)

      10.7 Form of Amended and Restated Employment Agreement between the Company and Bernard C. Boyle(4)

      10.8        Form of Employment Agreement between the Company and
                  Christopher Tama*

      10.9 Form of Amended and Restated Employment Agreement between the Company and Stephen Cotugno(4)

      10.10       Form of Employment Agreement between the Company and Lloyd X.
                  Fishman*

      10.11       Form of Employment Agreement between the Company and Beth
                  Jacobson*

      10.12       Form of Loan Agreements between the Company and Steven Budd(3)

      10.13 Exclusive License Agreement between the Company and Cellegy Pharmaceuticals, Inc.*(5)

      21.1        Subsidiaries of the Registrant(4)

      23.1        Consent of PricewaterhouseCoopers LLP*

      99.1        Certification of Chief Executive Officer*

      99.2        Certification of Chief Financial Officer*

      ----------
      *     Filed herewith
      (1) Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), and incorporated herein by reference.
      (2) Filed as an Exhibit to our definitive proxy statement dated May 10 2000, and incorporated herein by reference.
      (3)   Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
      (4)   Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
      (5) An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 under the Exchange Act, of certain portions of this exhibit. These portions of the exhibit have been redacted from the exhibit filed with this report.

(b)   Reports on Form 8-K

      During the three months ended December 31, 2002, the Company filed the following reports on Form 8-K:

                 Date           Item                            Description
                 ----           ----                            -----------
         November 13, 2002        5        Press Release: PDI Reports 3rd Quarter Financial Results

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2003.

                                              PDI, INC.


                                              /s/ Charles T. Saldarini
                                              ------------------------
                                              Charles T. Saldarini,
                                              Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities indicated and on the 10th day of March, 2003.

           Signature                                   Title
           ---------                                   -----

/s/ John P. Dugan                      Chairman of the Board of Directors
-----------------------------
   John P. Dugan


/s/ Charles T. Saldarini               Vice Chairman of the Board of Directors
-----------------------------          and Chief Executive Officer
   Charles T. Saldarini


/s/ Steven K. Budd                     President and Chief Operating Officer
-----------------------------
   Steven K. Budd


/s/ Bernard C. Boyle                   Chief Financial Officer (principal
-----------------------------          accounting and financial officer)
   Bernard C. Boyle


/s/ Gerald J. Mossinghoff              Director
-----------------------------
   Gerald J. Mossinghoff


/s/ John M. Pietruski                  Director
-----------------------------
   John M. Pietruski


/s/ Jan Martens Vecsi                  Director
-----------------------------
   Jan Martens Vecsi


/s/ John C. Federspiel                 Director
-----------------------------
   John C. Federspiel


/s/ Frank Ryan                         Director
-----------------------------
   Frank Ryan


/s/ Larry Ellberger                    Director
-----------------------------
   Larry Ellberger

                                    PDI, INC.

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION

      I, Charles T. Saldarini, certify that:

      1. I have reviewed this annual report on Form 10-K of PDI, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Charles T. Saldarini
                                       -----------------------------------------
                                                 Charles T. Saldarini
                                       Vice Chairman and Chief Executive Officer

Date: March 10, 2003

                                    PDI, INC.

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION

      I, Bernard C. Boyle, certify that:

      1. I have reviewed this annual report on Form 10-K of PDI, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                    /s/ Bernard C. Boyle
                                                    ----------------------------
                                                        Bernard C. Boyle
                                                     Chief Financial Officer

Date: March 10, 2003

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

     Schedule II.  Valuation and Qualifying Accounts                       F-26

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of PDI, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of PDI, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

February 13, 2003

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           December 31,
                                                                                                    --------------------------
                                                                                                       2002             2001
                                                                                                    ---------        ---------
ASSETS                                                                                                     (in thousands)
Current assets:
   Cash and cash equivalents ...........................................................            $  66,827        $ 160,043
   Short-term investments ..............................................................                5,834            7,387
   Inventory, net ......................................................................                  646              442
   Accounts receivable, net of allowance for doubtful accounts of
     $1,063 and $3,692 as of December 31, 2002 and 2001, respectively ..................               40,729           52,640
   Unbilled costs and accrued profits on contracts in progress .........................                3,360            6,898
   Deferred training ...................................................................                1,106            5,569
   Prepaid income tax ..................................................................               18,856               --
   Other current assets ................................................................                4,804            8,101
   Deferred tax asset ..................................................................                7,420           24,041
                                                                                                    ---------        ---------
Total current assets ...................................................................              149,582          265,121
    Net property and equipment .........................................................               18,295           21,044
    Deferred tax asset .................................................................                7,820               --
    Other long-term assets .............................................................               15,242           16,506
                                                                                                    ---------        ---------
Total assets ...........................................................................            $ 190,939        $ 302,671
                                                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................................            $   5,374        $   9,493
   Accrued rebates, sales discounts and returns ........................................               16,500           68,403
   Accrued contract losses .............................................................                   --           12,256
   Accrued incentives ..................................................................               11,758           22,213
   Accrued salaries and wages ..........................................................                6,617            7,167
   Unearned contract revenue ...........................................................                9,473           10,878
   Restructuring accruals ..............................................................                4,699               --
   Other accrued expenses ..............................................................               13,307           21,026
                                                                                                    ---------        ---------
Total current liabilities ..............................................................               67,728          151,436
                                                                                                    ---------        ---------
Long-term liabilities:
   Deferred tax liability ..............................................................                   --              300
                                                                                                    ---------        ---------
Total long-term liabilities ............................................................                   --              300
                                                                                                    ---------        ---------
Total liabilities ......................................................................            $  67,728        $ 151,736
                                                                                                    =========        =========

Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized; shares issued and outstanding, 2002 - 14,165,880; 2001 - 13,968,097;
     restricted $.01 par value; shares issued and outstanding, 2002,- 44,325;
     2001 - 15,388 .....................................................................            $     142        $     140
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no
     shares issued and outstanding .....................................................                   --               --
Additional paid-in capital (includes restricted of $1,547 and $954
     in 2002 and 2001, respectively) ...................................................              106,673          103,711
Retained earnings ......................................................................               17,247           48,008
Accumulated other comprehensive loss ...................................................                 (100)             (79)
Unamortized compensation costs .........................................................                 (641)            (735)
Treasury stock, at cost: 5,000 shares at 2002 and 2001 .................................                 (110)            (110)
                                                                                                    ---------        ---------
Total stockholders' equity .............................................................            $ 123,211        $ 150,935
                                                                                                    ---------        ---------
Total liabilities & stockholders' equity ...............................................            $ 190,939        $ 302,671
                                                                                                    =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         For The Years Ended December 31,
                                                                                    ----------------------------------------
                                                                                       2002            2001           2000
                                                                                    ---------        --------       --------
                                                                                    (in thousands, except for per share data)
Revenue
   Service, net .........................................................           $ 277,575        $281,269       $315,867
   Product, net .........................................................               6,438         415,314        101,008
                                                                                    ---------        --------       --------
     Total revenue, net .................................................             284,013         696,583        416,875
                                                                                    ---------        --------       --------
Cost of goods and services
   Program expenses (including related party amounts of
    $120, $1,057 and $3,781 for the periods ended
    December 31, 2002, 2001 and 2000, respectively) .....................             254,140         232,171        235,355
   Cost of goods sold ...................................................                  --         328,629         68,997
                                                                                    ---------        --------       --------
     Total cost of goods and services ...................................             254,140         560,800        304,352
                                                                                    ---------        --------       --------

Gross profit ............................................................              29,873         135,783        112,523

Operating expenses
   Compensation expense .................................................              32,670          39,263         32,820
   Other selling, general and administrative expenses ...................              44,163          83,815         38,827
   Restructuring and other related expenses .............................               3,215              --             --
                                                                                    ---------        --------       --------
     Total operating expenses ...........................................              80,048         123,078         71,647
                                                                                    ---------        --------       --------
Operating (loss) income .................................................             (50,175)         12,705         40,876
Other income, net .......................................................               1,967           2,275          4,864
                                                                                    ---------        --------       --------
(Loss) income before (benefit) provision for taxes ......................             (48,208)         14,980         45,740
(Benefit) provision for income taxes ....................................             (17,447)          8,626         18,712
                                                                                    ---------        --------       --------
Net (loss) income .......................................................           $ (30,761)       $  6,354       $ 27,028
                                                                                    =========        ========       ========

Basic net (loss) income per share .......................................           $   (2.19)       $   0.46       $   2.00
                                                                                    =========        ========       ========
Diluted net (loss) income per share .....................................           $   (2.19)       $   0.45       $   1.96
                                                                                    =========        ========       ========
Basic weighted average number of shares outstanding .....................              14,033          13,886         13,503
                                                                                    =========        ========       ========
Diluted weighted average number of shares outstanding ...................              14,033          14,113         13,773
                                                                                    =========        ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For The Years Ended December 31,
                                                                                      ---------------------------------------------
                                                                                         2002              2001              2000
                                                                                      ---------         ---------         ---------
                                                                                                      (in thousands)
Cash Flows From Operating Activities
Net (loss) income from operations ............................................        $ (30,761)        $   6,354         $  27,028
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization ........................................            7,374             4,676             2,077
        Deferred rent and compensation .......................................               --                --                11
        Loss on disposal of asset ............................................               --               858                --
        Amortized compensation costs .........................................              443               318                --
        Deferred taxes, net ..................................................            8,501           (19,411)           (4,514)
        Reserve for inventory obsolescence and bad debt ......................           (2,080)            2,995               353
        Loss on other investments ............................................              379             1,863             2,500
     Other changes in assets and liabilities, net of acquisitions:
        Decrease (increase) in accounts receivable ...........................           13,991            31,304           (55,838)
        (Increase) decrease in inventory .....................................             (203)           35,066           (36,488)
        Decrease (increase)in unbilled costs .................................            3,538            (3,703)             (695)
        Decrease (increase) in deferred training .............................            4,463              (639)           (3,931)
        (Increase) in other current assets ...................................          (15,559)             (477)           (2,141)
        Decrease (increase) in other long-term assets ........................            4,385            (2,071)           (2,931)
        (Decrease) increase in accounts payable ..............................           (4,119)          (21,969)           25,294
        (Decrease) increase in accrued rebates and sales discounts ...........          (51,903)           44,026            24,368
        (Decrease) increase in accrued contract losses .......................          (12,256)           12,256                --
        (Decrease) increase in accrued liabilities ...........................          (10,398)            6,411            11,567
        (Decrease) increase in unearned contract revenue .....................           (1,404)          (12,939)            6,140
        (Decrease) increase in other current liabilities .....................           (3,371)           (4,623)           26,394
        (Decrease) increase in other deferred compensation ...................               --              (169)              169
        (Decrease) in other long-term liabilities ............................               --                --              (256)
                                                                                      ---------         ---------         ---------
Net cash (used in) provided by operating activities ..........................          (88,980)           80,126            19,107
                                                                                      ---------         ---------         ---------

Cash Flows From Investing Activities
        Sale of short-term investments .......................................            1,532             6,225             1,551
        Purchase of short-term investments ...................................               --            (8,750)           (4,907)
        Investments in Xylos, In2Focus, and iPhysicianNet ....................           (1,379)           (1,103)           (3,260)
        Purchase of property and equipment ...................................           (4,012)          (15,560)           (7,865)
        Cash paid for acquisition, net of cash acquired ......................           (2,735)          (11,902)               --
                                                                                      ---------         ---------         ---------
Net cash used in investing activities ........................................           (6,594)          (31,090)          (14,481)
                                                                                      ---------         ---------         ---------

Cash Flows From Financing Activities

        Net proceeds from employee stock purchase plan
         and the exercise of stock options ...................................            2,358             2,117             3,583
        Purchase of treasury stock ...........................................               --              (110)               --
        Net proceeds from issuance of common stock ...........................               --                --            41,584
        Distributions to S corporation stockholders ..........................               --                --                (8)
        Repayment of loan to stockholder .....................................               --                --             1,428
                                                                                      ---------         ---------         ---------
Net cash provided by financing activities ....................................            2,358             2,007            46,587
                                                                                      ---------         ---------         ---------

Net (decrease) increase in cash and cash equivalents .........................          (93,216)           51,043            51,213
Cash and cash equivalents - beginning ........................................          160,043           109,000            57,787
                                                                                      ---------         ---------         ---------
Cash and cash equivalents - ending ...........................................        $  66,827         $ 160,043         $ 109,000
                                                                                      =========         =========         =========

Cash paid for interest .......................................................        $      33         $      59         $      19
                                                                                      =========         =========         =========
Cash paid for taxes ..........................................................        $   4,827         $  18,023         $  18,552
                                                                                      =========         =========         =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                    PDI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                                       Accumulated
                                                          Common Stock       Treasury Stock     Additional                 Other
                                                      ------------------    -----------------    Paid in    Retained   Comprehensive
                                                      Shares      Amount    Shares     Amount    Capital    Earnings   Income (Loss)
                                                      ------      ------    ------     ------    -------    --------   -------------
Balance - December 31, 1999                          11,975      $  120         --     $  --    $ 47,413     $14,634      $  92

Net income for the year ended December 31, 2000                                                               27,028
Unrealized investment holding losses, net of tax                                                                            (34)
Comprehensive income
Issuance of common stock                              1,609          16                           41,568
Issuance of officers' restricted common stock             8                                          217
Exercise of common stock options                        253           2                            3,581
Tax benefit of  nonqualified option exercise                                                       4,383
Amortization of deferred compensation expense
Stockholders' distribution                                                                                        (8)
Realized gain on sale of investment holdings                                                                                (92)
Deferred compensation costs
Repayment of loan by officer
                                                     ------      ------       ----     -----    --------     -------      -----
Balance - December 31, 2000                          13,845         138         --        --      97,162      41,654        (34)
                                                     ======      ======       ====     =====    ========     =======      =====
Net income for the year ended December 31, 2001                                                                6,354
Unrealized investment holding losses, net of tax                                                                            (56)
Comprehensive income
Issuance of common stock                                 90           1                            1,408
Issuance of officers' restricted common stock             7                                          737
Purchase of treasury stock                                                       5      (110)
Exercise of common stock options                         41           1                              709
Tax benefit of  nonqualified option exercise                                                       3,695
Realized loss on sale of investment holdings                                                                                 11
Amortization of deferred compensation costs
Deferred compensation costs
                                                     ------      ------       ----     -----    --------     -------      -----
Balance - December 31, 2001                          13,983      $  140          5     $(110)   $103,711     $48,008      $ (79)
                                                     ======      ======       ====     =====    ========     =======      =====
Net loss for the year ended December 31, 2002                                                                (30,761)
Unrealized investment holding losses, net of tax                                                                            (21)
Comprehensive income
Issuance of common stock                                190           2                            2,239
Issuance of officers' restricted common stock            29                                          593
Exercise of common stock options                          8                                          130
Amortization of deferred compensation costs
Deferred compensation costs
                                                     ------      ------       ----     -----    --------     -------      -----
Balance - December 31, 2002                          14,210      $  142          5     $(110)   $106,673     $17,247      $(100)
                                                     ======      ======       ====     =====    ========     =======      =====


                                                                        Unamortized
                                                         Deferred         Loan to      Compensation
                                                       Compensation       Officer         Costs            Total
                                                       ------------       -------         -----            -----
Balance - December 31, 1999                              $    (11)        $(1,428)        $  --          $  60,820

Net income for the year ended December 31, 2000                                                             27,028
Unrealized investment holding losses, net of tax                                                               (34)
                                                                                                         ---------
Comprehensive income                                                                                        26,994
Issuance of common stock                                                                                    41,584
Issuance of officers' restricted common stock                                                                  217
Exercise of common stock options                                                                             3,583
Tax benefit of  nonqualified option exercise                                                                 4,383
Amortization of deferred compensation expense                  11                                               11
Stockholders' distribution                                                                                      (8)
Realized gain on sale of investment holdings                                                                   (92)
Deferred compensation costs                                                                (810)              (810)
Repayment of loan by officer                                                1,428                            1,428
                                                         --------         -------         -----          ---------
Balance - December 31, 2000                                    --              --          (810)           138,110
                                                         ========         =======         =====          =========
Net income for the year ended December 31, 2001                                                              6,354
Unrealized investment holding losses, net of tax                                                               (56)
                                                                                                         ---------
Comprehensive income                                                                                         6,298
Issuance of common stock                                                                                     1,409
Issuance of officers' restricted common stock                                                                  737
Purchase of treasury stock                                                                                    (110)
Exercise of common stock options                                                                               710
Tax benefit of  nonqualified option exercise                                                                 3,695
Realized loss on sale of investment holdings                                                                    11
Amortization of deferred compensation costs                                                 318                318
Deferred compensation costs                                                                (243)              (243)
                                                         --------         -------         -----          ---------
Balance - December 31, 2001                              $     --         $    --         $(735)         $ 150,935
                                                         ========         =======         =====          =========
Net loss for the year ended December 31, 2002                                                              (30,761)
Unrealized investment holding losses, net of tax                                                               (21)
                                                                                                         ---------
Comprehensive income                                                                                       (30,782)
Issuance of common stock                                                                                     2,241
Issuance of officers' restricted common stock                                                                  593
Exercise of common stock options                                                                               130
Amortization of deferred compensation costs                                                 443                443
Deferred compensation costs                                                                (349)              (349)
                                                         --------         -------         -----          ---------
Balance - December 31, 2002                              $     --         $    --         $(641)         $ 123,211
                                                         ========         =======         =====          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                    PDI, Inc.
                 Notes to the Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies

Nature of Business

      PDI, Inc. ("PDI" and, together with its wholly owned subsidiaries, "the Company") is a commercial sales and marketing company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries. See note 24 for segment information.

Principles of Consolidation

      The consolidated financial statements include accounts of PDI and its wholly owned subsidiaries TVG, Inc. (TVG), ProtoCall, Inc. (ProtoCall), InServe Support Solutions, Inc. (InServe) and PDI Investment Company, Inc. (PDII). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates include accrued contract losses, accrued incentives payable to employees, valuation allowances related to deferred taxes, allowances for doubtful accounts and inventory obsolescence, sales returns and accruals for sales rebates.

Revenue Recognition

      Service Revenue

      Service revenue is earned primarily by performing product detailing programs and other marketing and promotional services under contracts. Revenue is recognized as the services are performed and the right to receive payment for the services is assured. Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved. Bonus and other performance incentives, as well as termination payments, are recognized as revenue in the period earned and when payment of the bonus, incentive or other payment is assured. Under performance based contracts, revenue is recognized when the performance based parameters are achieved.

      Product Revenue

      The Company recognizes revenue at the time its products are shipped to its customers as, at that time, the risk of loss or physical damage to the product passes to the customer, and the obligations of customers to pay for the products are not dependent on the resale of the product. Provision is made at the time of sale for all discounts and estimated sales allowances. As is common in the Company's industry, customers are permitted to return unused product, after approval from the Company, up to six months before and one year after the expiration date for the product. The products sold by the Company prior to the effective date of the Ceftin Agreement termination of February 28, 2002, have expiration dates through December 2004. Additionally, certain customers are eligible for price rebates or discounts, offered as an incentive to increase sales volume and achieve favorable formulary status, on the basis of volume of purchases or increases in the product's market share over a specified period, and certain customers are credited with chargebacks on the basis of their resales to end-use customers, such as HMO's, which have contracted with the Company for quantity discounts. Furthermore, the Company is also obligated to issue rebates under the federally administered Medicaid program. In each instance the Company has the historical data and access to other information, including the total demand for the drug the Company distributes, the Company's market share, the recent or pending introduction of new drugs or generic competition, the inventory practices of the Company's customers and the resales by its customers to end-users having contracts with the Company, necessary to reasonably estimate the amount of such returns or allowances, and records reserves for such returns or allowances at the time of sale as a reduction of revenue. The actual payment of these rebates varies depending on the program and can take several calendar quarters before final settlement. As the Company settles these liabilities in future periods all adjustments, positive or negative, will be recorded through revenue in that period. The majority of the product revenue in the consolidated statement of operations in 2002 related to the settlement of certain of these liabilities.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

Fair Value of Financial Instruments

      The book values of cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.

Contract Loss Provisions

      Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined to be probable that a loss will result from performance under the contractual arrangement. See Notes 3 and 4.

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

Investments

      The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale investments are valued at fair market value based on quoted market values, with the resulting adjustments, net of deferred taxes, reported as a separate component of stockholders' equity as accumulated other comprehensive income (loss). For the purposes of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. The Company also has certain other investments which are accounted for under the cost method, which are included in other long-term assets. The Company reviews its equity investments for impairment on an ongoing basis, based on its determination of whether a decline in the fair value of the investments below the Company's carrying value is other than temporary. The Company reviews its equity investments for impairment on an ongoing basis based on its determination of whether a decline in the fair value of the investments below the Company's carrying value is other than temporary. See Note 8.

Inventory

      Inventory is valued at the lower of cost or market value. Cost is determined using the first in, first out costing method. Inventory consists entirely of finished goods and is recorded net of a provision for obsolescence.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method, based on estimated useful lives of five to ten years for furniture and fixtures, two to seven years for office equipment and computer equipment, and seven years for computer software. Leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations. Purchased computer software is capitalized and amortized over the software's useful life. Internally-developed software is also capitalized and amortized over its useful life in accordance with of the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

Realizability of Carrying Value of Long-Lived Assets

      The Company reviews the recoverability of long-lived assets and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including cash flow projections. In the event cash flow projections indicate an impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. Effective January 1, 2002, the Company accounts for impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Prior to the adoption of this standard, impairments were accounted for using SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was superceded by SFAS No. 144. No impairments of long-lived assets were recorded in 2002, 2001, or 2000.

Goodwill

      The excess of the purchase price of a business acquired over the fair value of net tangible assets and identifiable intangible assets at the date of the acquisition has been assigned to goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized but is evaluated for impairment on at least an annual basis.

      The Company will evaluate goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows.

Stock-Based Compensation

      As of December 31, 2002 the Company has two stock-based employee compensation plans described more fully in Note 21. SFAS No. 123, "Accounting for Stock-Based Compensation" allows companies a choice of measuring employee stock-based compensation expense based on either the fair value method of accounting or the intrinsic value approach under the Accounting Pronouncement Board (APB) Opinion No. 25. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Certain employees receive restricted common stock, the amortization of which is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                         As of December 31,
                                                                                2002              2001             2000
                                                                            -----------       -----------      -----------
                                                                                  (in thousands, except per share data)
         Net (loss) income, as reported                                     $   (30,761)      $     6,354      $    27,028
         Add: Stock-based employee compensation expense included in
         reported net (loss) income, net of related tax effects                     283               134               --
         Deduct: Total stock-based employee compensation expense
         determined under fair value based methods for all awards, net
         of related tax effects                                                  (8,137)           (5,769)          (1,897)
                                                                            -----------       -----------      -----------
         Pro forma net (loss) income                                        $   (38,615)      $       719      $    25,131
                                                                            ===========       ===========      ===========

         (Loss) earnings per share
             Basic--as reported                                             $     (2.19)      $      0.46      $      2.00
                                                                            ===========       ===========      ===========
             Basic--pro forma                                               $     (2.75)      $      0.05      $      1.86
                                                                            ===========       ===========      ===========

             Diluted--as reported                                           $     (2.19)      $      0.45      $      1.96
                                                                            ===========       ===========      ===========
             Diluted--pro forma                                             $     (2.75)      $      0.05      $      1.82
                                                                            ===========       ===========      ===========

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

      Compensation cost for the determination of Pro forma net (loss) income - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 4.49%, 5.01% and 5.74% at December 31, 2002, 2001 and 2000,
respectively; (ii) expected life of five years for 2002, 2001 and 2000; (iii) expected dividends - $0 for 2002, 2001 and 2000; and (iv) volatility of 100% for 2002, 90% for 2001 and 80% for 2000. The weighted average fair value of options granted during 2002, 2001 and 2000 was $14.92, $43.56 and $51.48, respectively.

Advertising

      The Company recognizes advertising costs as incurred. The total amounts charged to advertising expense were approximately $524,000, $547,000 and $421,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Shipping and Handling Costs

      The Company records the costs billed to the customer for shipping and handling in net revenue, and records the related costs incurred for shipping and handling in cost of goods sold.

Income Taxes

      The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is recorded if the Company determines that it is more likely than not that a deferred tax asset will not be realized.

License Fees

      Costs related to the acquisition or licensing or products that have not yet received regulatory approval to be marketed, and that have no alternative future uses, are expensed as incurred, while costs incurred post-approval are capitalized and amortized over the economic life of the underlying product. See
Note 4.

Reclassifications

      Certain reclassifications have been made to conform prior periods' information to the current year presentation.

New Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." (Issue 94-3) This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure- an amendment of FASB Statement No. 123." (SFAS No. 148). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. The Company has provided the disclosures required by SFAS No. 148 in the financial statements. The Company does not currently intend to change its method for accounting for stock options and does not expect the adoption of this statement to have a material effect on its financial statements.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The initial adoption of this accounting pronouncement will not have a material impact on the Company's consolidated financial statements.

2. Ceftin Contract Termination

      In October 2000, the Company entered into an agreement with GlaxoSmithKline (GSK) for the exclusive U.S. sales, marketing and distribution rights for Ceftin(R) Tablets and Ceftin(R) for Oral Suspension, two dosage forms of a cephalosporin antibiotic, which agreement was terminated as of February 28, 2002 by mutual agreement of the parties. The agreement had a five-year term but was cancelable by either party without cause on 120 days' notice. From October 2000 through February 2002, the Company marketed and sold Ceftin products, primarily to wholesale drug distributors, retail chains and managed care providers.

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

      As of December 31, 2002, the Company had no remaining Ceftin contract loss reserve. At December 31, 2001, the reserve had consisted primarily of the remaining estimated costs required to be incurred to fulfill remaining obligations under the contract termination. While the Company has certain responsibilities as discussed above, it had no remaining Ceftin inventory purchase commitments as of December 31, 2002. The Company also has approximately $16.5 million in sales rebates and return accruals related to Ceftin at December 31, 2002 for estimated settlement of these obligations which were incurred through the contract termination date. A significant portion of the accrual relates to a reserve for returns. As discussed above, certain of the products sold under the Ceftin agreement have expiration dates up to December 31, 2004.

3. Evista Contract and Termination

      In October 2001, the Company entered into an agreement with Eli Lilly and Company (Eli Lilly) to copromote Evista(R) in the U.S. Evista is approved in the U.S. for the prevention and treatment of osteoporosis in postmenopausal women. Under the terms of the agreement, the Company provided sales representatives to copromote Evista to physicians in the U.S. The Company's sales representatives supplemented the Eli Lilly sales force promoting Evista. Under this agreement, the Company was entitled to be compensated based on net sales achieved by the product above a predetermined level. The agreement did not provide for the reimbursement of expenses the Company incurred.

      The Eli Lilly arrangement was a performance based contract. The Company was required to commit a certain level of spending for promotional and selling activities, including but not limited to sales representatives. The sales force assigned to Evista was at times used to promote other products in addition to Evista, including products covered

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

by other PDI copromotion arrangements, which partially offset the costs of the sales force. The Company's compensation for Evista was determined based upon a percentage of net factory sales of Evista above contractual baselines. To the extent that such baselines were not exceeded, the Company received no revenue.

      Based upon management's assessment of the future performance potential of the Evista brand, on November 11, 2002, the Company and Eli Lilly mutually agreed to terminate the contract as of December 31, 2002. The Company accrued a contract loss of $7.8 million as of September 30, 2002 representing the anticipated future loss expected to be incurred by the Company to fulfill our contractual obligations under the Evista contract. There was no remaining accrual as of December 31, 2002 as the Company had no further obligations due to the termination of the contract. The Company recorded $4.1 million in Evista program revenue for 2002 and the Evista program operating loss, excluding corporate expense allocations on this contract for the year ended 2002, was $35.1 million.

4. Other Performance Based Contracts

      In May 2001, the Company entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. On May 20, 2002, the Company expanded this agreement with the addition of Diovan(R) and Diovan HCT(R). Under this agreement, the Company provides promotion, selling, marketing, and brand management for Lotensin. In exchange, the Company is entitled to receive a revenue split based on certain total prescription (TRx) objectives above specified contractual baselines. Also under this agreement with Novartis, the Company copromotes Lotrel(R) and Diovan and Diovan HCT in the U.S. for which it is entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain total prescription TRx objectives. Novartis has retained regulatory responsibilities for Lotensin, Lotrel and Diovan and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event the Company's estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, the Novartis transaction could have a material adverse impact on the Company's results of operations, cash flows and liquidity. Even though there is a small operating loss on the contract for Lotensin excluding corporate expense allocations for the year ending December 31, 2002, the Company's efforts on this contract did result in operating income for the quarters ended September 30, 2002 and December 31, 2002 because the sales of Lotensin exceeded the specified baselines and the revenues earned exceeded the operating costs. While the Company currently estimates that future revenues will continue to exceed costs associated with this agreement, there is no assurance that actual revenues will exceed costs; in which event the activities covered by this agreement could yield an operating loss and a contract loss reserve could be required. In 2003, the Lotrel and Diovan contracts in the Novartis agreement will be classified differently since the nature of the contract has changed from a pure performance based contract where the Company was not assured of recouping its expenses, to a more traditional fee for service contract where the Company has greater certainty of recouping its expenses with the additional potential for incentives at year end based on achieving certain performance criteria.

      In October 2002, the Company entered into an agreement with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products by entering into an agreement pursuant to which the Company is the exclusive commercialization partner for the sales, marketing and distribution of the product line in the U.S. The minimum annual purchase requirement for the calendar year 2003 is $750,000. The minimum annual purchase requirement for each subsequent calendar year is based on the aggregate dollar volume of sales of products during the 12-month period ending with September of the prior year, but in no case can be less than $750,000.

      On December 31, 2002, the Company entered into an exclusive licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the North American rights to its testosterone gel product. Cellegy submitted a New Drug Application
(NDA) for the hypogonadism indication in June 2002, based on positive results achieved in a Phase III clinical trial. The U.S. Food and Drug Administration
(FDA) has accepted the application for review, and FDA approval for the commercialization of the product is pending. The 10-month Prescription Drug User Fee Act (PDUFA) date for the product is April 5, 2003, the first potential approval date for the product, though there is no certainty that it will be approved at that time. Under the terms of the agreement, which is in effect for the commercial life of the product, upon execution of the agreement we paid Cellegy a $15.0 million initial licensing fee. As the nonrefundable payment was made prior to FDA approval and there is no alternative future use, the $15.0 million was expensed by the Company as incurred. The amount has been recorded in other selling, general, and administrative expenses in the consolidated statement of operations. The Company will be required to pay Cellegy an additional $10.0 million after the product has all FDA approvals required to promote, sell and distribute the product in the U.S. This payment will be recorded as an intangible asset and amortized over the estimated commercial life of the product.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales. The agreement is in effect for the commercial life of the product. As discussed in Note 20, in January 2003, a lawsuit was filed against the Company seeking to enjoin its performance under this agreement.

5. Repurchase Program

      On September 21, 2001, the Company announced that its Board of Directors had unanimously authorized management to repurchase up to $7.5 million of its Common Stock. Subject to availability, the transactions may be made from time to time in the open market or directly from stockholders at prevailing market prices that the Company deems appropriate. The repurchase program was implemented to ensure stability of the trading in PDI's common shares in light of the September 11, 2001 terrorist activity. In October 2001, 5,000 shares were repurchased in an open market transaction for a total of $110,000. No further purchases have been made through December 31, 2002.

6. Acquisition

      On September 10, 2001, the Company acquired 100% of the capital stock of InServe in a transaction treated as an asset acquisition for tax purposes. InServe is a nationwide supplier of supplemental field-staffing programs for the MD&D industry. The acquisition has been accounted for as a purchase. The net assets of InServe on the date of acquisition were approximately $1.3 million. The Company made payments to InServe shareholders (the Seller) at closing of $8.5 million, net of cash acquired. Additionally, the Company put $3.0 million in escrow related to additional amounts payable during 2002 if certain defined benchmarks were achieved. In April 2002, $1.2 million of the escrow was paid to the Seller and $265,265 was returned to the Company due to non-achievement of a performance benchmark. In September 2002, substantially all of the remaining $1.5 million in escrow was paid to the Seller. In connection with these transactions, the Company recorded $7.8 million in goodwill, which is included in other long-term assets, and the remaining purchase price was allocated to identifiable tangible and intangible assets and liabilities acquired.

      The following unaudited pro forma results of operations for the years ended December 31, 2001 and 2000 assume that the Company and InServe had been combined as of the beginning of the periods presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results which would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

                                                  Year ended December 31,
                                             -------------------------------
                                                 2001                2000
                                             -----------         -----------
                                       (in thousands, except for per share data)
                                                      (unaudited)

Net sales - pro forma                        $   702,958         $   425,516
                                             ===========         ===========
Net income - pro forma                       $     6,440         $    27,556
                                             ===========         ===========
Pro forma diluted earnings per share         $      0.46         $      2.00
                                             ===========         ===========

7. Short-Term Investments

      At December 31, 2002, short-term investments were $5.8 million, including approximately $1.1 million of investments classified as available-for-sale securities. At December 31, 2001, short-term investments were $7.4 million, including approximately $928,000 of investments classified as available-for-sale securities. The unrealized after-tax gain/(loss) on the available-for-sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income (loss). All other short-term investments are stated at cost, which approximates fair value.

8. Other Investments

      In October 2002, the Company acquired $1.0 million of preferred stock of Xylos. As discussed in Note 4, the Company is the exclusive distributor of the Xylos XCell product line. The Company recorded its investment under the cost method.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

      Also during 2002, the Company made additional investments totaling approximately $379,000 in the preferred stock of iPhysicianNet, Inc (iPhysicianNet), an equity investment which had previously been written down as iPhysicianNet incurred losses. Since iPhysicianNet has only incurred operating losses to date and the Company's cumulative share of losses would exceed its investment, the Company was required to expense these additional investments as incurred in the year ended December 31, 2002.

      During 2001 and 2000, the Company made investments totaling $1.9 million in convertible preferred stock of In2Focus, Inc., (In2Focus) a United Kingdom contract sales company, giving PDI an ownership percentage in In2Focus of approximately 14%. The Company recorded its investment under the cost method. In light of the negative operating cash flows and the uncertainty of achieving positive future results, the Company concluded as of December 31, 2001 that its investment related to In2Focus was other than temporarily impaired and it was written down to zero, the current estimated net realizable value.

9. Inventory

      At December 31, 2002, there was approximately $646,000 in finished goods inventory, all of which relates to the Xcell wound care product being marketed and distributed by the Company in accordance with the Xylos agreement discussed in Note 4. For the year ended December 31, 2001, inventory consisted solely of Ceftin inventory relating to the distribution agreement with GSK which was terminated effective February 28, 2002.

10. Historical Basic and Diluted Net Income/(Loss) Per Share

      Historical basic and diluted net income/(loss) per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                   Years Ended December 31,
                                                               ------------------------------
                                                                2002        2001        2000
                                                               ------      ------      ------
                                                                      (in thousands)
         Basic weighted average number of common
           shares outstanding ...............................  14,033      13,886      13,503
         Dilutive effect of stock options ...................      --         227         270
                                                               ------      ------      ------

         Diluted weighted average number of common shares
           outstanding ......................................  14,033      14,113      13,773
                                                               ======      ======      ======

      Outstanding options at December 31, 2002 to purchase 1,514,297 shares of common stock with exercise prices of $5.21 to $98.70 per share were not included in the 2002 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive, as a result of the Company's net loss. Outstanding options at December 31, 2001 to purchase 1,003,162 shares of common stock with exercise prices of $27.00 to $98.70 were not included in the 2001 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive. There were no antidilutive options at December 31, 2000.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

11. Property and Equipment

      Property and equipment consisted of the following as of December 31, 2002 and 2001:

                                                                        December 31,
                                                                  ------------------------
                                                                     2002            2001
                                                                  ---------       --------
                                                                        (in thousands)
           Furniture and fixtures.............................    $   3,644       $  3,667
           Office equipment...................................        3,177          3,001
           Computer equipment.................................       11,981         10,273
           Computer software..................................       13,937         12,348
           Leasehold improvements.............................        1,703          1,737
                                                                  ---------       --------
           Total property and equipment.......................       34,442         31,026

             Less accumulated depreciation and amortization...      (16,147)        (9,982)
                                                                  ---------       --------

           Property and equipment, net........................    $  18,295       $ 21,044
                                                                  =========       ========

Depreciation expense was approximately $6.8 million, $4.0 million, and $1.6 million for December 31, 2002, 2001 and 2000, respectively.

12. Operating Leases

      The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases which expire at various dates through 2007. Lease expense under these agreements for the years ended December 31, 2002, 2001 and 2000 was approximately $26.1 million, $28.4 million and $16.1 million, respectively, of which $21.2 million in 2002, $24.8 million in 2001 and $14.0 million in 2000 related to automobiles leased for employees for a term of one-year from the date of delivery.

      As of December 31, 2002, the aggregate minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

          (in thousands)                        2003           2004         2005         2006    2007       Total
                                                ----           ----         ----         ----    ----       -----
          Operating leases
            Minimum lease payments             $ 3,525       $ 2,613       $ 1,137       $136    $  3      $ 7,414
            Less minimum sublease rentals         (101)         (135)          (34)        --      --         (270)
                                               -------------------------------------------------------------------
              Net minimum lease payments       $ 3,424       $ 2,478       $ 1,103       $136    $  3      $ 7,144
                                               ===================================================================

13. Significant Customers

Service

      During 2002, 2001 and 2000 the Company had several significant customers for which it provided services under specific contractual arrangements. The following sets forth the net service revenue generated by customers who accounted for more than 10% of the Company's net service revenue during each of the periods presented.

                                                     Years Ended December 31,
                                               ---------------------------------
      Customers                                  2002         2001         2000
                                               -------      -------      -------
                                                        (in thousands)

          A .......................            $89,739      $89,522      $90,976
          B .......................             88,354           --           --
          C .......................                 --       60,120           --
          D .......................                 --           --       67,071
          E .......................                 --           --       37,038

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

      At December 31, 2002 and 2001, these customers represented 62.0% and 41.3%, respectively, of the aggregate of outstanding service accounts receivable and unbilled services. The loss of any one of the foregoing customers could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

Product

      During 2002, product revenue was $6.4 million, of which approximately $716,000 was attributable to sales of Ceftin and $5.7 million was attributable to the changes in estimates related to sales allowances and returns, and discounts and rebates recorded on previous Ceftin sales. Due to the immaterial product sales per customer in 2002, those sales will not be shown in the chart below. During 2001, the Company had several significant customers for which it provided products related to its distribution arrangement with GSK. The following sets forth the product revenue generated by customers who accounted for more than 10% of the Company's product revenue during the years ended December 31, 2001 and 2000.

                                                       Years Ended December 31,
                                                     ---------------------------
      Customers                                        2001               2000
                                                     --------            -------
                                                             (in thousands)

          A ...................                      $157,541            $30,825
          B ...................                       122,063             31,733
          C ...................                        53,392                 --

      At December 31, 2001 these customers represented 91.1% of aggregated outstanding net product accounts receivable.

14. Related Party Transactions

      The Company purchases certain print advertising for initial recruitment of representatives through a company that is wholly-owned by family members of the Company's largest stockholder. The amounts charged to the Company for these purchases totaled approximately $120,000, $1.1 million and $3.8 million for the years ended December 31, 2002, 2001 and 2000.

15. Income Taxes

      The (benefit) provision for income taxes for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

                                                            2002            2001             2000
                                                         ---------        ---------        ---------
                                                                       (in thousands)
      Current:
         Federal ..................................      $ (26,972)       $  23,346        $  18,993
         State ....................................          1,024            4,691            4,233
                                                         ---------        ---------        ---------
         Total current ............................        (25,948)          28,037           23,226
      Deferred ....................................          8,501          (19,411)          (4,514)
                                                         ---------        ---------        ---------
      (Benefit) provision for income taxes ........      $ (17,447)       $   8,626        $  18,712
                                                         =========        =========        =========

      A reconciliation of the difference between the Federal statutory tax rates and the Company's effective tax rate is as follows:

                                                           2002              2001             2000
                                                         ---------        ---------        ---------
      Federal statutory rate ......................          (35.0)%           35.0%            35.0%
      State income tax rate, net of Federal benefit           (1.1)             9.8              5.3
      Non-deductible acquisition expenses .........             --               --             (0.4)
      Meals and entertainment .....................            0.8              6.7              0.7
      Valuation allowance .........................            0.3              4.8              1.9
      Other .......................................           (1.2)             1.3             (1.6)
                                                             -----             ----             ----

      Effective tax rate ..........................          (36.2)%           57.6%            40.9%
                                                             =====             ====             ====

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

      The tax effects of significant items comprising the Company's deferred tax assets and (liabilities) as of December 31, 2002 and 2001 are as follows:

                                                              2002           2001
                                                            --------       --------
      Deferred tax assets (liabilities) -- current
           Allowances and reserves                          $  6,378       $ 23,641
           Inventory                                              --             --
           Compensation                                        1,042            400
           Other                                                  --             --
                                                            --------       --------
                                                            $  7,420       $ 24,041
                                                            --------       --------
      Deferred tax assets (liabilities) -- non current
           Property, plant and equipment                    $ (1,778)      $   (580)
           State net operating loss carryforwards              2,994             --
           State taxes                                         1,178             93
           Intangible assets                                      58            217
           Equity investment                                   1,941          1,808
           Other                                                 548            (30)
           Contract costs                                      5,820             --
           Valuation allowance on deferred tax assets         (2,941)        (1,808)
                                                            --------       --------
                                                            $  7,820       $   (300)
                                                            --------       --------
      Net deferred tax asset                                $ 15,240       $ 23,741
                                                            ========       ========

      At December 31, 2002, the Company had a valuation allowance of $2,941,161 related to certain state net operating loss (NOL) carryforwards. At December 31, 2001, the Company had a valuation allowance of $1,808,046 related to the Company's equity investments. Each of the valuation allowances was recorded because management does not consider it more likely than not that such deferred tax assets will be realized. At December 31, 2002, the Company had approximately $67.9 million of state net operating loss carryforwards, which will begin to expire in 2009.

16. Preferred Stock

      The Company's board of directors is authorized to issue, from time to time, up to 5,000,000 shares of preferred stock in one or more series. The board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series. As of December 31, 2002 and 2001, there were no issued and outstanding shares of preferred stock.

17. Loans to Stockholders/Officers

      In November 1998, the Company agreed to lend $250,000 to an executive officer of which $100,000 was funded in November 1998, and the remaining $150,000 was funded in February 1999. This amount was recorded in other long-term assets. Such loan is payable on December 31, 2008 and bears interest at a rate of 5.5% per annum, payable quarterly in arrears. In February 2003, $100,000 of this loan was repaid leaving a balance of $150,000.

18. Retirement Plans

      During 2002 and 2001, the Company provided its employees with two qualified profit sharing plan with 401(k) features. Under one plan (the "PDI plan"), the Company expensed contributions of approximately $1.6 million for each of the years ended December 31, 2002 and 2001. Under this plan, the Company is required to make mandatory cash contributions each year equal to 100% of the amount contributed by each employee up to 2% of the employee's wages. Any additional contribution to this plan is at the discretion of the Company. Under the other 401(k) plan (the "InServe plan"), which was frozen effective January 1, 2003, the Company expensed contributions of approximately $51,000 and $23,000 for the years ending December 31, 2002 and 2001, respectively. Under the InServe plan, the Company matched the first 25% of an employee's pretax contribution, up to 6% of employee compensation. Company matching contributions are always immediately 100% vested. Participants in this plan will participate in

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

PDI's plan effective January 1, 2003. For either plan, there is no option for employees to invest any of their 401(k) funds in the Company's Common Stock.

      During 2000, the Company provided its employees with two qualified profit sharing plans with 401(k) features. Under one plan (the "PDI plan"), the Company expensed contributions of approximately $975,000 for the year ended December 31, 2000. Under the other 401(k) plan, which was merged into the PDI plan as amended effective January 1, 2001, the Company expensed contributions of approximately $195,000 for the year ended December 31, 2000. Under this plan the Company matched 100% of the first $1,250 contributed by each employee, 75% of the next $1,250, 50% of the next $1,250 and 25% of the next $1,250 contributed. The Company could also make discretionary contributions under the plan.

19. Deferred Compensation Arrangements

      Beginning in 2000, the Company established a deferred compensation arrangement whereby a portion of certain employees' salaries are withheld and placed in a Rabbi Trust. The plan permits the employees to diversify these assets through a variety of investment options. The Company adopted the provisions of Emerging Issues Task Force (EITF) 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts are Earned and Held in a Rabbi Trust and Invested" which requires the Company to consolidate into its financial statements the net assets of the trust. The deferred compensation obligation has been classified as a current liability and is adjusted, with the corresponding charge or credit to compensation expense, to reflect changes in fair value of the amounts owed to the employee. The assets in the trust are classified as available for sale. The credit to compensation expense due to a decrease of the market value of the investments was approximately $95,000, $30,000, and $59,000 during 2002, 2001 and 2000, respectively. The total value of the Rabbi Trust at December 31, 2002 and 2001 was approximately $1.1 million and $928,000, respectively.

      In 2000, the Company established a Long-Term Incentive Compensation Plan whereby certain employees are required to take a portion of their bonus compensation in the form of restricted Common Stock. The restricted shares vest on the third anniversary of the grant date and are subject to accelerated vesting and forfeiture under certain circumstances. The Company recorded deferred compensation costs of approximately $349,000 and $243,000 during 2002 and 2001, respectively, which is being amortized over the three-year vesting period. The unamortized compensation costs have been classified as a separate component of stockholders' equity.

20. Commitments and Contingencies

      Due to the nature of the business that the Company is engaged in, such as product detailing and distribution of products, those and other activities could expose the Company to risk. Such activities could expose the Company to risk of liability for personal injury or death to persons using such products. There can be no assurance that substantial claims or liabilities will not arise in the future because of the nature of our business activities. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

Securities Litigation

      In January and February 2002, the Company, its chief executive officer, and its chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 (the "1934 Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs' counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint (Second Consolidated and Amended Complaint), which superseded their earlier complaints.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

      The complaint names the Company, its chief executive officer, and its chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased the Company's common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the Second Consolidated and Amended Complaint is that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corp., as well as its marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly & Co.

      In February 2003, the Company filed a motion to dismiss the Second Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

Bayer-Baycol Litigation

      The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and co-marketed by the Company on Bayer's behalf under a contract sales force agreement. The Company may be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company's defense costs in pending and prospective proceedings, subject to certain limited exceptions. Further, Bayer has agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings.

Auxilium Pharmaceuticals Litigation

      On January 6, 2003, the Company was named as a defendant in a lawsuit filed by Auxilium Pharmaceuticals, Inc. (Auxilium), in the Pennsylvania Court of Common Pleas, Montgomery County. Auxilium is seeking monetary damages and injunctive relief, including preliminary injunctive relief, based on several claims related to the Company's alleged breach of a contract sales force agreement entered into by the parties on November 20, 2002, and claims that the Company has and currently is misappropriating Auxilium's trade secrets in connection with the Company's exclusive license agreement with Cellegy.

      A hearing on Auxilium's preliminary injunction motion was conducted on February 11, 2003 through February 13, 2003, but the court did not reach a decision. Final arguments in the hearing are scheduled for the week of March 17, 2003. The Company intends to continue contesting this case vigorously, and believes the likelihood of any order enjoining it from marketing and selling under its Cellegy license for any significant time is unlikely, as is the likelihood of any material damage award.

      The Company is currently a party to other legal proceedings incidental to its business. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs.

      Other than the foregoing, the Company is not currently a party to any material pending litigation and it is not aware of any material threatened litigation.

21. Stock Option Plans

      In May 2000 the Board of Directors (the Board) approved the PDI, Inc. 2000 Omnibus Incentive Compensation Plan (the 2000 Plan). The purpose of the 2000 Plan is to provide a flexible framework that will permit the Board to develop and implement a variety of stock-based incentive compensation programs based on the changing needs of the Company, its competitive market, and the regulatory climate. The maximum number of shares

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

as to which awards or options may at any time be granted under the 2000 Plan is
2.2 million shares. Eligible participants under the 2000 Plan shall include officers and other employees of the Company, members of the Board, and outside consultants, as specified under the 2000 Plan and designated by the Compensation Committee of the Board. The right to grant Awards under the 2000 Plan will terminate 10 years after the date the 2000 Plan was adopted. No Participant may be granted more than 100,000 options of Company Stock from all Awards under the 2000 Plan.

      In March 1998, the Board approved the 1998 Stock Option Plan (the 1998
Plan) which reserves for issuance up to 750,000 shares of its common stock, pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-qualified stock options. The 1998 Plan, which has a term of ten years from the date of its adoption, is administered by a committee designated by the Board. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options is determined by the committee, in its sole discretion. Incentive stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 1998 Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

      Options granted to members of the Board vest a third upon date of grant and then ratably over the next two years. All other options granted vest ratably over a three-year period.

      At December 31, 2002, options for an aggregate of 1,514,297 shares were outstanding under the Company's stock option plans and options to purchase 333,887 shares of common stock had been exercised since its inception.

      The activity for the 2000 and 1998 Plans during the years ended December 31, 2002, 2001 and 2000 is set forth in the table below:

                                                 2002                         2001                        2000
                                         -----------------------      -----------------------      ---------------------
                                                        Weighted                     Weighted                    Weighted
                                                        Average                      Average                     Average
                                                        Exercise                     Exercise                    Exercise
                                           Shares        Price         Shares         Price         Shares        Price
                                           ------        -----         ------         -----         ------        -----
Outstanding at beginning of year         1,125,313       $53.60         653,921       $46.60        632,834       $19.15
Granted                                    596,812        14.81         548,848        71.17        301,560        78.57
Exercised                                   (6,520)       16.00         (40,733)       17.41       (252,981)       14.16
Terminated                                (201,308)       63.06         (36,723)       63.06        (27,492)       22.36
                                         -----------------------      -----------------------      ---------------------
Outstanding at end of year               1,514,297       $39.23       1,125,313       $53.60        653,921       $46.60
                                         =======================      =======================      =====================

Options exercisable at end of year         611,871       $46.04         361,584       $37.11        189,394       $20.52
                                         =======================      =======================      =====================

      The following table summarizes information about stock options outstanding at December 31, 2002:

                                         Options Outstanding                                        Options Exercisable
                ----------------------------------------------------------------------------    ------------------------
                                                                Remaining
                                              Number of          weighted          Weighted       Number of      Weighted
                Exercise price per            options          contractual         exercise       options        exercise
                      share                 outstanding        life (years)         price       exercisable       price
                ----------------------------------------------------------------------------    ------------------------
                $ 5.21 - $ 9.15                 53,500              9.8             $  5.98         3,334        $  9.15
                $14.16 - $18.38                596,875              8.6               15.72       112,412          15.88
                $20.59 - $29.88                215,924              7.0               27.09       202,259          27.36
                $38.20 - $59.50                402,905              8.1               59.32       135,636          59.15
                $80.00 - $98.70                245,093              7.9               81.38       158,230          80.89
                                            -----------------------------------------------     ------------------------
                                              1,514,297             8.2             $ 39.23       611,871        $ 46.04
                                            ===============================================     ========================

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

22. Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment on at least an annual basis. This resulted in a decrease in amortization expense that would have been recorded in the year ended December 31, 2002 of approximately $1.1 million. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and has determined that no impairment existed at January 1, 2002. The Company performed the required annual impairment tests in the fourth quarter of 2002 and determined that no impairment existed at December 31, 2002. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company's total goodwill which is not subject to amortization is $11.1 million as of December 31, 2002.

      The statements of operations adjusted to exclude amortization expense for 2001 and 2000 related to goodwill and related taxes are as follows:

                                                                           For the Year
                                                                        Ended December 31,
                                                                  -----------------------------
                                                                      2001              2000
                                                                  ----------         ----------
                                                              (in thousands, except per share data)
            Reported net (loss) income                            $    6,354         $   27,028
            Add goodwill amortization                                    191                171
                                                                  ----------         ----------
            Adjusted net (loss) income                            $    6,545         $   27,199
                                                                  ==========         ==========
            Basic (loss) earnings per share:
            Reported net (loss) income per share                  $     0.46         $     2.00
            Add: Goodwill amortization                                  0.01               0.01
                                                                  ----------         ----------
            Adjusted basic net (loss) income per share            $     0.47         $     2.01
                                                                  ==========         ==========
            Diluted (loss) earnings per share:
            Reported diluted net (loss) income per share          $     0.45         $     1.96
            Add: Goodwill amortization                                  0.01               0.01
                                                                  ----------         ----------
            Adjusted diluted net (loss) income per share          $     0.46         $     1.97
                                                                  ==========         ==========

      Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001, by operating segment, were as follows:

                                                    SMSG          PPG          MD&D          Total
            Balance as of January 1, 2001        $ 3,634       $      --      $    --       $  3,634
            Amortization                            (436)             --          (13)          (449)
            Goodwill additions                       146              --        5,080          5,226
                                                 -------       ---------      -------       --------

            Balance as of December 31, 2001      $ 3,344       $      --      $ 5,067       $  8,411
                                                 =======       =========      =======       ========

            Balance as of January 1, 2002        $ 3,344       $      --      $ 5,067       $  8,411
            Amortization                              --              --           --             --
            Goodwill additions                        --              --        2,721          2,721
                                                 -------       ---------      -------       --------

            Balance as of December 31, 2002      $ 3,344       $      --      $ 7,788       $ 11,132
                                                 =======       =========      =======       ========

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

      All intangible assets recorded as of December 31, 2002 and 2001 are being amortized on a straight-line basis over the life of the intangibles which is primarily 5 years.

                                              As of December 31, 2002              As of December 31, 2001

                                        Carrying    Accumulated               Carrying     Accumulated
                                         Amount     Amortization      Net      Amount      Amortization     Net
                                        ----------------------------------   ------------------------------------
            Covenant not to compete      $1,686      $    442       $1,244      $1,686        $   105      $1,581
            Customer relationships       $1,208           318       $  890       1,208             76      $1,132
            Corporate tradename          $  172            45       $  127         172             11      $  161
                                         ---------------------------------      ---------------------------------
              Total                      $3,066      $    805       $2,261      $3,066        $   192      $2,874
                                         =================================      =================================

      Amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $613,000, $688,000 and $470,000, respectively. Amortization expense included amounts related to goodwill during 2001 and 2000 of approximately $450,000 and $419,000, respectively. Estimated amortization expense for the next five years is as follows:

                  2003   $ 613
                         =====
                  2004     613
                         =====
                  2005     613
                         =====
                  2006     422
                         =====
                  2007      -
                         =====

23. Restructuring and Other Related Expenses

      During the third quarter of 2002, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within the Company's markets for sales and marketing services and the recognition that the infrastructure that supported these business units was larger than required. The majority of the restructuring activities were completed by December 31, 2002, with full completion expected by September 30, 2003.

      In connection with this plan, the Company will record total restructuring expenses of approximately $5.4 million, other non-recurring expenses of approximately $0.1 million, and accelerated depreciation of approximately $0.8 million. All but $0.3 million of these expenses were recognized in 2002.

      The primary items comprising the restructuring are as follows:

            o $3.7 million in severance expense consisting of cash and non-cash termination payments to employees in connection with their involuntary termination. Out of approximately 175 employees affected, 170 have left the Company's employ as of January 15, 2003, and the remaining employees are expected to leave by mid-2003. All of the severance costs were expensed in the fourth quarter of 2002. The Company has recorded the portion of this severance related to the direct sales force of approximately $1.8 million in program expenses in the consolidated statement of operations while the severance costs associated with administrative personnel of approximately $1.9 million have been recorded in the restructuring and other related expenses in the consolidated statement of operations; and

            o $1.7 million in restructuring costs consisting primarily of $1.3 million for reserves in connection with the closure or exit of leased space located in Mahwah, NJ, Cincinnati, OH (which was closed effective January 15, 2003), Lawrenceville, NJ, Fort Washington, PA and Novato, CA (which will be effective May 2003). These costs are recorded in restructuring and other related expenses line in the consolidated statement of operations. The remaining $0.4 million in restructuring expenses is related to certain other costs associated with the termination of the sales force that was eliminated in the restructuring and

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

                  similar to the severance, such costs have been classified in program expenses in the consolidated statement of operations. Approximately $0.2 million of these expenses will be recognized in 2003.

      The other related expenses relate to the write off of fixed assets associated with certain of the Company's facilities being closed or exited as part of the restructuring plan of approximately $0.2 million. The accelerated depreciation expenses of $0.8 million relate to the assets to be disposed of but that were still in service, some through December 31, 2002, and the rest through January 15, 2003. This accelerated depreciation is recorded in selling, general and administrative expenses in the consolidated statement of operations, consistent with its historical classification.

      The accrual for restructuring and exit costs, totaled approximately $4.7 million at December 31, 2002, and is recorded in current liabilities on the accompanying balance sheet.

      A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                                           Balance at                     Write offs/         Balance at
                                       December 31, 2001      Accruals      Payments      December 31, 2002
         Administrative severance            $   --            $ 1,927      $  (257)            $1,670
         Exit costs                              --              1,288           --              1,288
                                             ------            -------      -------             ------
                                             $   --            $ 3,215      $  (257)            $2,958
                                             ------            -------      -------             ------
         Sales force severance                   --              1,741           --              1,741
         Asset write offs                        --                150         (150)                --
                                             ------            -------      -------             ------
            Total                            $   --            $ 5,106      $  (407)            $4,699
                                             ======            =======      =======             ======

24. Segment Information

      The Company operates under three reporting segments: sales and marketing services group (SMSG), pharmaceutical products group (PPG) and MD&D, all of which have changed since the December 31, 2001 financial presentation. This change reflects that management now views the performance based contracts in the aggregate and the non performance based contracts in the aggregate. Also, now that the MD&D segment is growing significantly, those contracts that normally would fall under the Company's traditional service offerings or performance based offerings have been carved out and are viewed separately by management as well. Since the termination of the Ceftin contract and the elimination of product sales, effective February 28, 2002, the shift in management's focus on the business has been to view the traditional fee for service type arrangements within the pharmaceutical industry (offered by the SMSG segment) in the aggregate and to view the performance based contracts for pharmaceutical products- those for which the Company is compensated based on the performance of the products that it is responsible for marketing and/or selling (the PPG segment) - also in the aggregate. Lastly, the Company also views all contracts within the MD&D segment for the MD&D industry, whether traditional fee for service, performance based or other in the aggregate for that segment. The sales and marketing services segment includes the Company's contract sales (CSO) business units; and the Company's marketing services business unit, which includes marketing research and medical education and communication services. The pharmaceutical products segment includes the Company's licensing, copromotion and acquisition services, including product sales. The Company's medical devices and diagnostics business unit includes PDI InServe, contract sales, and product licensing and acquisition. The segment information from prior periods has been restated to conform to the current year's presentation.

      The accounting policies of the segments are described in note 1. Segment data includes a charge allocating all corporate headquarters costs to each of the operating segments on the basis of total salary costs. Depreciation expense has been allocated to the appropriate segment, but asset and capital expenditures have not since it is impracticable to do so.

                                                                                                    For the Year
                                                                                                Ended December 31,
                                                                                    -----------------------------------------
                                                                                       2002            2001            2000
                                                                                    ---------       ---------       ---------
      Revenue
         Sales and marketing services group ..................................      $ 179,067       $ 348,860       $ 333,260
         Pharmaceutical products group .......................................         94,976         449,539         102,685
         Medical devices and diagnostics .....................................          9,970           2,760              --
                                                                                    ---------       ---------       ---------
             Total ...........................................................      $ 284,013       $ 801,159       $ 435,945
                                                                                    =========       =========       =========

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

                                                                                                   For the Year
                                                                                                Ended December 31,
                                                                                    -----------------------------------------
      (continued)                                                                      2002            2001            2000
                                                                                    ---------       ---------       ---------
      Revenue
      Revenue, intercompany
         Sales and marketing services group ..................................      $      --       $  98,022       $  19,070
         Pharmaceutical products group .......................................             --           6,554              --
         Medical devices and diagnostics .....................................             --              --              --
                                                                                    ---------       ---------       ---------
             Total ...........................................................      $      --       $ 104,576       $  19,070
                                                                                    =========       =========       =========

      Revenue, less intercompany
         Sales and marketing services group ..................................      $ 179,067       $ 250,838       $ 314,190
         Pharmaceutical products group .......................................         94,976         442,985         102,685
         Medical devices and diagnostics .....................................          9,970           2,760              --
                                                                                    ---------       ---------       ---------
             Total ...........................................................      $ 284,013       $ 696,583       $ 416,875
                                                                                    =========       =========       =========

      (Loss) income from operations
         Sales and marketing services group ..................................      $  17,247       $  32,481       $  50,822
         Pharmaceutical products group .......................................        (48,821)         (2,834)          3,880
         Medical devices and diagnostics .....................................         (2,068)            (39)             --
         Corporate charges ...................................................        (16,533)        (16,903)        (13,826)
                                                                                    ---------       ---------       ---------
             Total ...........................................................      $ (50,175)      $  12,705       $  40,876
                                                                                    =========       =========       =========

      Income from operations, intercompany
         Sales and marketing services group ..................................      $      --       $   4,284       $   4,660
         Pharmaceutical products group .......................................             --          (4,284)         (4,660)
         Medical devices and diagnostics .....................................             --              --              --
         Corporate charges ...................................................             --              --              --
                                                                                    ---------       ---------       ---------
             Total ...........................................................      $      --       $      --       $      --
                                                                                    =========       =========       =========

      (Loss) income from operations, less intercompany, before corporate allocations
         Sales and marketing services group ..................................      $  17,247       $  28,197       $  46,162
         Pharmaceutical products group .......................................        (48,821)          1,450           8,540
         Medical devices and diagnostics .....................................         (2,068)            (39)             --
         Corporate charges ...................................................        (16,533)        (16,903)        (13,826)
                                                                                    ---------       ---------       ---------
             Total ...........................................................      $ (50,175)      $  12,705       $  40,876
                                                                                    =========       =========       =========

      Corporate allocations
         Sales and marketing services group ..................................      $  (9,339)      $ (11,721)      $ (13,131)
         Pharmaceutical products group .......................................         (6,389)         (4,986)           (695)
         Medical devices and diagnostics .....................................           (805)           (196)             --
         Corporate charges ...................................................         16,533          16,903          13,826
                                                                                    ---------       ---------       ---------
           Total .............................................................      $      --       $      --       $      --
                                                                                    =========       =========       =========

      (Loss) income from operations, less corporate allocations
         Sales and marketing services group ..................................      $   7,908       $  16,476       $  33,031
         Pharmaceutical products group .......................................        (55,210)         (3,536)          7,845
         Medical devices and diagnostics .....................................         (2,873)           (235)             --
         Corporate charges ...................................................             --              --              --
                                                                                    ---------       ---------       ---------
           Total .............................................................      $ (50,175)      $  12,705       $  40,876
                                                                                    =========       =========       =========

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

                                                                                                   For the Year
                                                                                                Ended December 31,
                                                                                    -----------------------------------------
      (continued)                                                                      2002            2001            2000
                                                                                    ---------       ---------       ---------
      Reconciliation of (loss) income from operations to
       (loss) income before provision for income taxes
         Total (loss) income from operations
          for operating groups ...............................................      $ (50,175)      $  12,705       $  40,876
         Other income, net ...................................................          1,967           2,275           4,864
                                                                                    ---------       ---------       ---------
           (Loss) income before provision for income taxes ...................      $ (48,208)      $  14,980       $  45,740
                                                                                    =========       =========       =========

      Capital expenditures
         Sales and marketing services group ..................................      $   3,735       $  14,277       $   7,836
         Pharmaceutical products group .......................................            217           1,213              29
         Medical devices and diagnostics .....................................             60              70              --
                                                                                    ---------       ---------       ---------
             Total ...........................................................      $   4,012       $  15,560       $   7,865
                                                                                    =========       =========       =========

      Total Assets
         Sales and marketing services group ..................................      $ 114,742       $ 116,898       $ 143,970
         Pharmaceutical products group .......................................         60,417         175,933         126,255
         Medical devices and diagnostics .....................................         15,780           9,840              --
                                                                                    ---------       ---------       ---------
             Total ...........................................................      $ 190,939       $ 302,671       $ 270,225
                                                                                    =========       =========       =========

      Depreciation expense
         Sales and marketing services group ..................................      $   4,318       $   2,760       $   1,548
         Pharmaceutical products group .......................................          2,277           1,199              60
         Medical devices and diagnostics .....................................            165              29              --
                                                                                    ---------       ---------       ---------
             Total ...........................................................      $   6,760       $   3,988       $   1,608
                                                                                    =========       =========       =========

                                   Schedule II

                                    PDI, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                             BALANCE AT       ADDITIONS           (1)          BALANCE AT
                                                             BEGINNING       CHARGED TO       DEDUCTIONS           END
DESCRIPTION                                                  OF PERIOD       OPERATIONS          OTHER          OF PERIOD
Against trade receivables --
Year ended December 31, 2000
   Allowance for doubtful accounts ...............          $       --       $  250,000      $        --       $  250,000
Year ended December 31, 2001
   Allowance for doubtful accounts ...............             250,000        8,590,676       (5,148,629)       3,692,047
Year ended December 31, 2002
   Allowance for doubtful accounts ...............          $3,692,047       $  366,125      $(2,994,695)      $1,063,477

Against taxes --
Year ended December 31, 2000
   Tax valuation allowance .......................          $       --       $  989,000      $        --       $  989,000
Year ended December 31, 2001
   Tax valuation allowance .......................             989,000          819,046               --        1,808,046
Year ended December 31, 2002
   Tax valuation allowance .......................          $1,808,046       $1,133,115      $        --       $2,941,161

----------
(1) Includes both actual write offs as well as changes in estimates in the reserves.