Form 10-Q
period 2003-03-31
PDI INC
filed 2003-05-15
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

                                 Yes [X] No [_]

As of May 9, 2003 the Registrant had a total of 14,232,029 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                                    PDI, INC.

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

          Balance Sheets
             March 31, 2003 and December 31, 2002.............................3

          Statements of Operations -- Three Months
             Ended March 31, 2003 and 2002....................................4

          Statements of Cash Flows -- Three
             Months Ended March 31, 2003 and 2002.............................5

          Notes to Financial Statements.......................................6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................19

Item 3    Quantitative and Qualitative Disclosures
             About Market Risk...................................Not Applicable

Item 4.   Controls and Procedures............................................30

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................................31
Item 2.   Changes in Securities and Use of Proceeds..............Not Applicable
Item 3.   Default Upon Senior Securities.........................Not Applicable
Item 4.   Submission of Matters to a Vote of Security Holders....Not Applicable
Item 5.   Other Information......................................Not Applicable
Item 6.   Exhibits and Reports on Form 8-K...................................32

SIGNATURES...................................................................34

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                       March 31,   December 31,
                                                                         2003          2002
                                                                       ---------   ------------

                           ASSETS
Current assets:
   Cash and cash equivalents .......................................   $  64,255     $  66,827
   Short-term investments ..........................................       4,094         5,834
   Inventory, net ..................................................         964           646
   Accounts receivable, net of allowance for doubtful accounts of
      $798 and $1,063 as of March 31, 2003 and December 31, 2002,
      respectively .................................................      34,887        40,729
   Unbilled costs and accrued profits on contracts in progress .....       9,472         3,360
   Deferred training ...............................................       2,168         1,106
   Prepaid income tax ..............................................      16,204        18,856
   Other current assets ............................................       5,960         4,804
   Deferred tax asset ..............................................       7,420         7,420
                                                                       ---------     ---------
Total current assets ...............................................     145,424       149,582

Net property and equipment .........................................      17,266        18,295
Deferred tax asset .................................................       7,820         7,820
Goodwill ...........................................................      11,132        11,132
Other intangible assets ............................................       2,108         2,261
Other long-term assets .............................................       1,749         1,849
                                                                       ---------     ---------
Total assets .......................................................   $ 185,499     $ 190,939
                                                                       =========     =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................   $   5,011     $   5,374
   Accrued returns, rebates and sales discounts ....................      16,186        16,500
   Accrued incentives ..............................................       9,936        11,758
   Accrued salaries and wages ......................................       7,191         6,617
   Unearned contract revenue .......................................       8,164         9,473
   Restructuring accruals ..........................................       1,851         4,699
   Other accrued expenses ..........................................      13,029        13,307
                                                                       ---------     ---------
Total current liabilities ..........................................      61,368        67,728
Total long-term liabilities ........................................          --            --
                                                                       ---------     ---------
Total liabilities ..................................................   $  61,368     $  67,728
                                                                       ---------     ---------

Stockholders' equity:
   Common stock, $.01 par value, 100,000,000 shares authorized:
      shares issued and outstanding, March 31, 2003 and -
      14,165,880, December 31, 2002 - 14,165,880; 44,325 restricted shares issued and outstanding at March 31, 2003
      and December 31, 2002 ........................................   $     142     $     142
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
      no shares issued and outstanding .............................          --            --
Additional paid-in capital (includes restricted of $1,547 at
   March 31, 2003 and December 31, 2002) ...........................     106,673       106,673
Retained earnings ..................................................      18,025        17,247
Accumulated other comprehensive loss ...............................         (69)         (100)
Unamortized compensation costs .....................................        (530)         (641)
Treasury stock, at cost: 5,000 shares ..............................        (110)         (110)
                                                                       ---------     ---------
Total stockholders' equity .........................................   $ 124,131     $ 123,211
                                                                       ---------     ---------
Total liabilities & stockholders' equity ...........................   $ 185,499     $ 190,939
                                                                       =========     =========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                   2003        2002
                                                                  -------    -------
Revenue
   Service, net ..........................................        $67,511    $68,160
   Product, net ..........................................             34      5,723
                                                                  -------    -------
      Total revenue, net .................................         67,545     73,883
                                                                  -------    -------
Cost of goods and services
   Program expenses (including related party amounts of
      $73 and $97 for the periods ended March 31,
      2003 and 2002, respectively) .......................         49,881     67,277
   Cost of goods sold ....................................             62         --
                                                                  -------    -------
      Total cost of goods and services ...................         49,943     67,277
                                                                  -------    -------

Gross profit .............................................         17,602      6,606

Operating expenses
   Compensation expense ..................................          8,874      7,759
   Other selling, general and administrative expenses ....          5,833      3,325
   Restructuring and other related expenses ..............           (270)        --
   Litigation settlement .................................          2,100         --
                                                                  -------    -------
      Total operating expenses ...........................         16,537     11,084
                                                                  -------    -------
Operating income (loss) ..................................          1,065     (4,478)
Other income, net ........................................            269        889
                                                                  -------    -------
Income (loss) before provision for taxes .................          1,334     (3,589)
Provision (benefit) for income taxes .....................            556     (1,322)
                                                                  -------    -------
Net income (loss) ........................................        $   778    $(2,267)
                                                                  =======    =======

Basic net income (loss) per share ........................        $  0.05    $ (0.16)
                                                                  =======    =======
Diluted net income (loss) per share ......................        $  0.05    $ (0.16)
                                                                  =======    =======
Basic weighted average number of shares outstanding ......         14,166     13,969
                                                                  =======    =======
Diluted weighted average number of shares outstanding ....         14,237     13,969
                                                                  =======    =======

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                           2003       2002
                                                                          -------   --------
Cash Flows From Operating Activities
Net income (loss) ................................................        $   778   $ (2,267)
   Adjustments to reconcile net income (loss) to net cash
      provided used in operating activities:
      Depreciation and amortization ..............................          1,397      1,401
      Reserve for inventory obsolescence and bad debt ............             54     (2,132)
      Amortized compensation costs ...............................            111        109
   Other changes in assets and liabilities:
      Decrease in accounts receivable ............................          5,788     21,752
      (Increase) decrease in inventory ...........................           (318)       442
      (Increase) in unbilled costs ...............................         (6,112)    (2,459)
      (Increase) decrease in deferred training ...................         (1,062)     1,104
      Decrease in other current assets ...........................          1,496      1,766
      Decrease in other long-term assets .........................            100        556
      (Decrease) in accounts payable .............................           (363)    (3,631)
      (Decrease) in accrued returns, rebates and sales discounts..           (314)    (9,021)
      (Decrease) in accrued contract losses ......................             --    (11,656)
      (Decrease) in accrued liabilities ..........................         (1,248)    (1,773)
      (Decrease) in restructuring liability ......................         (2,848)        --
      (Decrease) in unearned contract revenue ....................         (1,309)      (539)
      (Decrease) in other current liabilities ....................           (278)    (7,877)
                                                                          -------   --------
Net cash used in operating activities ............................         (4,128)   (14,225)
                                                                          -------   --------

Cash Flows From Investing Activities
   Sale of short-term investments ................................          1,771      4,021
   Purchase of property and equipment ............................           (215)    (2,336)
                                                                          -------   --------
Net cash provided by investing activities ........................          1,556      1,685
                                                                          -------   --------

Cash Flows From Financing Activities
      Net proceeds from exercise of stock options ................             --         21
                                                                          -------   --------
Net cash provided by financing activities ........................             --         21
                                                                          -------   --------

Net (decrease) in cash and cash equivalents ......................         (2,572)   (12,519)
Cash and cash equivalents - beginning ............................         66,827    160,043
                                                                          -------   --------
Cash and cash equivalents - ending ...............................        $64,255   $147,524
                                                                          =======   ========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements of PDI, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments) which, in the judgment of management, are necessary for a fair presentation of such financial statements. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

2.   Revenue Recognition

     The paragraphs that follow describe the guidelines that the Company adheres to in accordance with GAAP when recognizing revenue and cost of goods and services in its financial statements. GAAP requires that service revenue and product revenue and their respective direct costs be shown separately on the income statement.

     Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. The Company's significant clients who each accounted for 10% or more of its service revenue, accounted for approximately 69% and 78% of its service revenue for the quarters ended March 31, 2003 and 2002, respectively.

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

     Program expenses consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Program expenses include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

program so that they are qualified to properly perform the services specified in the related contract. For all contracts, training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. When PDI receives a specific contract payment from a client upon commencement of a product detailing program expressly to compensate PDI for recruiting, hiring and training services associated with staffing that program, such payment is deferred and recognized as revenue in the same period that the recruiting and hiring expenses are incurred and amortization of the deferred training is expensed. When PDI does not receive a specific contract payment for training, all revenue is deferred and recognized over the life of the contract. Product detailing, marketing and promotional expenses related to the detailing of products we distribute are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

     As a result of the revenue recognition and program expense policies described above, the Company may incur significant initial direct program costs before recognizing revenue under a particular product detailing program. The Company's inability to specifically negotiate for payments that are specifically attributable to recruiting, hiring or training services in its product detailing contracts could adversely impact the Company's operating results for periods in which the costs associated with the product detailing services are incurred.

     Product revenue and cost of goods sold

     Product revenue is recognized when products are shipped and title is transferred to the customer.

     Cost of goods sold includes all expenses for both product distribution costs, acquisition and manufacturing costs of the product sold. Inventory is valued at the lower of cost or market value. Cost is determined using the first in, first out costing method. Inventory to date has consisted of only finished goods.

3.   Stock-Based Compensation

     As of March 31, 2003 the Company has two stock-based employee compensation plans described more fully in Note 21 to the consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. SFAS No. 123, "Accounting for Stock-Based Compensation" allows companies a choice of measuring employee stock-based compensation expense based on either the fair value method of accounting or the intrinsic value approach under the Accounting Pronouncement Board (APB) Opinion No. 25. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Certain employees have received restricted common stock, the amortization of which is reflected in net income. As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", the following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                                As of March 31,
                                                               -----------------
                                                                 2003      2002
                                                               -------   -------
                                                       (in thousands, except per share data)
Net income (loss), as reported                                 $   778   $(2,267)
Add: Stock-based employee compensation expense
   included in reported net income (loss), net of
   related tax effects                                             114        69
Deduct: Total stock-based employee compensation
   expense determined under fair value based methods
   for all awards, net of related tax effects                   (1,567)   (2,013)
                                                               -------   -------
Pro forma net loss                                             $  (675)  $(4,211)
                                                               =======   =======

Income (loss) earnings per share
   Basic--as reported                                          $  0.05   $ (0.16)
                                                               =======   =======
   Basic--pro forma                                            $ (0.05)  $ (0.30)
                                                               =======   =======

   Diluted--as reported                                        $  0.05   $ (0.16)
                                                               =======   =======
   Diluted--pro forma                                          $ (0.05)  $ (0.30)
                                                               =======   =======

          Compensation cost for the determination of Pro forma net loss - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 2.93% and 4.85% at March 31, 2003 and 2002, respectively; (ii) expected life of five years for the quarters ended March 31, 2003 and 2002; (iii) expected dividends - $0 for the quarters ended March 31, 2003 and 2002; and (iv) volatility of 100% for the quarters ended March 31, 2002 and 2003. The weighted average fair value of options granted during the quarters ended March 31, 2003 and 2002 was $6.66 and $11.43, respectively.

          In March 2003, the Company initiated an option exchange program pursuant to which eligible employees, which excluded certain members of senior management, were offered an opportunity to exchange an aggregate of 357,885 outstanding stock options with exercise prices of $30 and above for either cash or shares of restricted stock, depending upon the number of options held by an eligible employee. None of the eligible employees had been granted options during the six month period prior to the offer. The offer exchange period expired on May 12, 2003. Approximately 310,403 eligible options were tendered by eligible employees and accepted by the Company. This number represents approximately 87% of the total eligible options. A total of approximately 120 eligible participants elected to exchange an aggregate of approximately 59,870 eligible options and will receive cash in the aggregate amount of approximately $67,000 (which amount includes applicable withholding taxes). A total of approximately 145 eligible participants elected to exchange an aggregate of approximately 250,533 eligible options in exchange for an aggregate of approximately 49,850 shares of restricted stock. All tendered options have been canceled and are eligible for re-issuance under the Company's option plans. The restricted stock is subject to three-year cliff vesting and is subject to forfeiture upon termination of employment other than in the event of the recipient's death or disability.

4.   Other Performance Based Contracts

     In May 2001, the Company entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. On May 20, 2002, this agreement was expanded through the addition of Diovan(R) and Diovan HCT(R). Pursuant to this agreement, the Company

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

provides promotion, selling, marketing, and brand management for Lotensin. In exchange, the Company is entitled to receive a revenue split based on certain total prescription (TRx) objectives above specified contractual baselines. Also under this agreement, the Company copromotes Lotrel(R), Diovan and Diovan HCT in the U.S. for which it is entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain total prescription TRx objectives. Revenue and costs from the Lotrel and Diovan programs are classified in 2003 in the sales and marketing services segment as they are fee for service programs in which the Company has greater certainty of recouping its expenses with the additional potential for incentives at year end based on achieving certain performance criteria. During 2002 revenue and expenses under these programs were included in what is now referred to as the pharmaceutical products group segment, since they were performance based programs where the Company was not assured of recouping its expenses. Novartis has retained regulatory responsibilities for Lotensin, Lotrel and Diovan and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event the Company's estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, this program could have a material adverse impact on the Company's results of operations, cash flows and liquidity. While the Company currently estimates that future revenues will continue to exceed costs associated with this program, as was the case in the quarter ended March 31, 2003, there is no assurance that actual revenues will exceed costs in the future; in which event the activities covered by this program could yield an operating loss and a contract loss reserve could be required.

     In October 2002, the Company entered into an agreement with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products. Pursuant to this agreement the Company has certain minimum purchase requirements. The minimum purchase requirement for the calendar year 2003 is $750,000. The minimum purchase requirement for each subsequent calendar year is based on the aggregate dollar volume of sales of products during the 12-month period ending with September of the prior year, but in no event less than $750,000.

     On December 31, 2002, the Company entered into a licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the U.S. Food and Drug Administration (FDA) in June 2002. The initial 10-month Prescription Drug User Fee Act (PDUFA) date for the product was April 5, 2003. In March 2003, Cellegy was notified by the FDA that the PDUFA date had been revised to July 3, 2003; however, there is no certainty that FDA approval for the commercialization of the product will be granted at that time, or at all. Under the terms of the agreement, the Company paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This nonrefundable payment was made prior to FDA approval and, since there is no alternative future use of the licensed rights, the $15.0 million payment was expensed by the Company in December 2002, when incurred. This amount was recorded in other selling, general, and administrative expenses in the December 31, 2002 consolidated statement of operations. Pursuant to the terms of the license agreement, the Company will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA to promote, sell and distribute the product in the U.S. This incremental milestone license fee will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales. As discussed in Note 13, in May 2003, the Company settled a lawsuit which sought to enjoin its performance under this agreement.

5.   Evista Contract and Termination

     In October 2001, the Company entered into an agreement with Eli Lilly and Company (Eli Lilly) to copromote Evista(R) in the U.S. Under the terms of the agreement, the Company provided sales representatives to copromote Evista to physicians in the U.S. The Company's sales representatives supplemented the Eli Lilly sales force promoting Evista. Under this agreement, the Company was entitled

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

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

     Based upon management's assessment of the future performance potential of the Evista brand, on November 11, 2002, the Company and Eli Lilly mutually agreed to terminate the contract as of December 31, 2002. The Company accrued a contract loss of $7.8 million as of September 30, 2002 representing the anticipated future loss expected to be incurred by the Company to fulfill its contractual obligations under the Evista contract. There was no remaining accrual at March 31, 2003 and December 31, 2002 as the Company had no further obligations due to the termination of the contract. The Company recognized an operating loss of $8.8 million under this contract in the first quarter of 2002. There was no activity during the first quarter of 2003 as the contract was terminated.

6.   Ceftin Contract Termination

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

     The Company has approximately $16.2 million in sales rebates and return accruals related to Ceftin at March 31, 2003 for estimated settlement of these obligations which were incurred through the contract termination date. A significant portion of the accrual relates to a reserve for returns. As discussed above, certain of the products sold under the Ceftin agreement have expiration dates through December 31, 2004.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

     There was $5.7 million of product revenue recognized under the Ceftin contract for the three months ended March 31, 2002, of which $716,000 was from the sale of inventory. The balance of $5.0 million resulted from the net positive adjustments recorded in sales returns and allowances, discounts and rebates accounts for the first quarter of 2002 that have occurred as we continue to satisfy our liabilities relating to the previous reserves recorded as a result of Ceftin sales in prior periods. Because those reserves were initially set up as estimates, using historical data and other information, there may be both positive and negative adjustments made as the liabilities are settled in future periods and such adjustment will be reflected in product revenue with the classification of such accruals when initially recorded.

7.   Other Investments

     In October 2002, the Company acquired $1.0 million of preferred stock of Xylos Corporation (Xylos). As discussed in Note 4, the Company is the exclusive distributor of the Xylos XCell(TM) product line. The Company recorded its investment in Xylos under the cost method and its ownership interest in Xylos is less than five percent.

     The Company has an investment in the preferred stock of iPhysicianNet, Inc (iPhysicianNet) that is accounted for under the equity method; however, recognition of losses by the Company was suspended in 2000 after the Company's investment was reduced to zero. During 2002, additional investments of $379,000 were made by the Company. Due to the continuing losses of iPhysicianNet, the 2002 investments were immediately expensed rather than recorded as an asset. The Company does not have, nor has it ever had, any commitments to provide future financing to iPhysicianNet. No investments were made by the Company in iPhysicianNet during the first quarter of 2003 and no losses were recorded in the quarter due to the suspension of losses mentioned above because the investment has been previously reduced to zero. The Company's ownership interest in iPhysicianNet is less than five percent.

8.   Inventory

     At March 31, 2003 and December 31, 2002, the Company had approximately $964,000 and $646,000, respectively, in finished goods inventory, relating to the XCell wound care product being marketed and distributed in accordance with the Xylos agreement discussed in Note 4.

9.   New Accounting Pronouncements

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

     In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

the consensus is effective for revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company is currently waiting for the EITF to complete its deliberations on certain implementation provisions to finalize its evaluation of the effect that the adoption of EITF No. 00-21 will have on its consolidated financial statements.


10.  Historical and Pro Forma Basic and Diluted Net Income/Loss Per Share

     Historical and pro forma basic and diluted net income/loss per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

     A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2003 and 2002 is as follows:

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                        2003     2002
                                                       ------   ------
                                                        (in thousands)
Basic weighted average number of common
   shares outstanding ............................     14,166   13,969
Dilutive effect of stock options .................         71       --
                                                       ------   ------
Diluted weighted average number of common shares
   outstanding ...................................     14,237   13,969
                                                       ======   ======

     Outstanding options at March 31, 2003 to purchase 1,383,108 shares of common stock with exercise prices ranging from $14.16 to $98.70 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive. Outstanding options at March 31, 2002 to purchase 1,630,257 shares of common stock with exercise prices ranging from $15.74 to $98.70 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive as a result of the Company's net loss.

11.  Short-Term Investments

     At March 31, 2003, short-term investments were $4.1 million, including approximately $1.1 million of investments classified as available for sale securities. At March 31, 2002, short-term investments were $3.4 million, including approximately $916,000 of investments classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income/(loss). All other short-term investments are stated at cost, which approximates fair value.

12.  Other Comprehensive Income (Loss)

     A reconciliation of net income (loss) as reported in the Consolidated Statements of Operations to Other comprehensive income (loss), net of taxes is presented in the table below.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                                Three Months Ended
                                                                       March 31,
                                                                ------------------
                                                                  2003     2002
                                                                  ----   -------
                                                                   (thousands)
Net income (loss)............................................     $778   $(2,267)
Other comprehensive income, net of tax:
     Unrealized holding loss on
        available-for-sale securities arising during period..      (69)      (67)
     Reclassification adjustment for losses
       included in net income (loss).........................       --        20
                                                                  ----   -------
Other comprehensive income (loss)............................     $709   $(2,314)
                                                                  ====   =======

13.  Commitments and Contingencies

     Due to the nature of the business that the Company is engaged in, such as product detailing and distribution of products, these and other activities could expose the Company to risk. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future because of the nature of the Company's business activities. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

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

     In February 2003, the Company filed a motion to dismiss the Second Consolidated and Amended

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

Bayer-Baycol Litigation

     The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and co-marketed by the Company on Bayer's behalf under a contract sales force agreement. The Company may be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company's defense costs in pending and prospective proceedings, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings. Bayer previously agreed to reimburse a minimum of $750,000 of legal fees which were accrued at December 31, 2002 and received in the first quarter of 2003. The Company is currently in discussions with Bayer regarding additional legal fee reimbursements, however, no agreement has been reached and therefore no additional amounts have been accrued to-date.

Auxilium Pharmaceuticals Litigation

     On January 6, 2003, the Company was named as a defendant in a lawsuit filed by Auxilium Pharmaceuticals, Inc. (Auxilium), in the Pennsylvania Court of Common Pleas, Montgomery County. Auxilium was seeking monetary damages and injunctive relief, including preliminary injunctive relief, based on several claims related to the Company's alleged breaches of a contract sales force agreement entered into by the parties on November 20, 2002, and claims that the Company was misappropriating trade secrets in connection with its exclusive license agreement with Cellegy.

     On May 8, 2003, the Company entered into a settlement and mutual release agreement with Auxillium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement and other additional expenses that are within the parameters of a $2.1 million litigation reserve established by PDI. Pursuant to the Settlement Agreement, the Company also agreed that it would (a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxillium an additional amount per prescription to be determined based upon a specified formula (which amount may exceed the projected unit selling price), for any Fortigel prescriptions filled prior to January 26, 2004. Based upon the pending FDA approval for Fortigel, the Company does not believe that the terms of the Settlement Agreement will have any material impact on the timing or success of its commercialization of the product since the terms of the settlement will not affect the Company's approach to its previously developed pre-launch plans and programs, its marketing, trade stocking or clinical strategies, nor does the settlement include any restrictions on the Company's deployment of sales representatives to promote Fortigel.

Other Legal Proceedings

     The Company is currently a party to other legal proceedings incidental to its business.

     While management currently believes that the ultimate outcome of all pending proceedings, including those matters specifically mentioned above, both individually and in the aggregate, will not have a material adverse effect on its consolidated financial statements, litigation is subject to inherent uncertainties. Were the Company to settle a proceeding for a material amount or were an unfavorable ruling to occur in any

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

pending proceeding, there exists the possibility of a material adverse impact on the results of operations and cash flows for the period in which the ruling or settlement occurs.

     No amounts have been accrued for losses under any of the above mentioned matters, other than the Auxilium litigation settlement reserve, as no other amounts are considered probable or reasonably estimable at this time.

     Other than the foregoing, the Company is not currently a defendant in any material pending litigation and it is not aware of any material threatened litigation.

14.  Restructuring and Other Related Expenses

     During the third quarter of 2002, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within the Company's markets for sales and marketing services, and the recognition that the infrastructure that supported these business units was larger than required. The Company estimated that the restructuring will result in annualized SG&A savings of approximately $14.0 million, based on the rate of SG&A spending at the time the Company initiated the restructuring; however, these savings are expected to be offset by potential incremental expenses the Company will incur in 2003 and future periods in implementing its expanded business platforms for its PPG and MD&D segments. The majority of the restructuring activities were completed by December 31, 2002, with full completion expected by September 30, 2003.

     In connection with this plan, the Company originally estimated that it would ultimately incur total restructuring expenses of approximately $5.4 million, other non-recurring expenses of approximately $0.1 million, and accelerated depreciation of approximately $0.8 million. All but $0.3 million of these expenses were recognized in 2002.

     The primary items comprising the restructuring are $3.7 million in severance expense consisting of cash and non-cash termination payments to employees in connection with their involuntary termination and $1.7 million in other restructuring exit costs relating to leased facilities and other contractual obligations. Approximately $0.2 million of these expenses will be recognized in 2003.

     During the quarter ended March 31, 2003, the Company recognized a $270,000 adjustment to the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio.

     The accrual for restructuring and exit costs totaled approximately $1.9 million at March 31, 2003, and is recorded in current liabilities on the accompanying balance sheet.

     A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                              Balance at                                  Balance at
                           December 31, 2002   Adjustments   Payments   March 31, 2003
                           -----------------   -----------   --------   --------------
Administrative severance        $1,670            $  --      $  (651)       $1,019
Exit costs                       1,288             (270)        (659)          359
                                ------            -----      -------        ------
                                 2,958             (270)      (1,310)        1,378
                                ------            -----      -------        ------
Sales force severance            1,741               --       (1,268)          473
                                 -----            -----      -------       ------
   Total                        $4,699            $(270)     $(2,578)       $1,851
                                ======            =====      =======        ======


15.  Segment Information

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

     The Company operates under three reporting segments: sales and marketing services group (SMSG), pharmaceutical products group (PPG) and medical devices and diagnostics (MD&D), all of which have changed since the Company's March 31, 2002 financial presentation. Since the termination of the Ceftin contract and the elimination of Ceftin product sales effective February 28, 2002, the shift in management's focus on the business has been to view the traditional fee for service type arrangements within the pharmaceutical industry (offered by the SMSG segment) in the aggregate and to view the performance based contracts for pharmaceutical products- those for which the Company is compensated based on the performance of the products that it is responsible for marketing and/or selling (the PPG segment) - also in the aggregate. Further, all contracts within the MD&D industry, regardless of the nature of the contract, are reported in the MD&D segment. The SMSG segment includes the Company's contract sales (CSO) units; and the Company's marketing services business unit, which includes marketing research and medical education and communication services. The PPG segment includes the Company's licensing, copromotion and acquisition services, including product sales. The Company's MD&D segment includes PDI InServe, contract sales, and product licensing and acquisition. The segment information from prior periods has been restated to conform to the current period's presentation.

     Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Capital expenditures have not been allocated to the operating segments since it is impracticable to do so.

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                  2003      2002
                                                                -------   -------
                      (thousands)
Revenue
   Sales and marketing services group.......................    $54,526   $54,250
   Pharmaceutical products group............................     10,035    17,550
   Medical devices and diagnostics..........................      2,984     2,207
                                                                -------   -------
      Total.................................................    $67,545   $74,007
                                                                =======   =======

Revenue, intercompany
   Sales and marketing services group.......................    $    --   $   124
   Pharmaceutical products group............................         --        --
   Medical devices and diagnostics..........................         --        --
                                                                -------   -------
      Total.................................................    $    --   $   124
                                                                =======   =======

Revenue, less intercompany
   Sales and marketing services group.......................    $54,526   $54,126
   Pharmaceutical products group............................     10,035    17,550
   Medical devices and diagnostics..........................      2,984     2,207
                                                                -------   -------
      Total.................................................    $67,545   $73,883
                                                                =======   =======

Income (loss) from operations
   Sales and marketing services group.......................    $10,411   $ 6,817
   Pharmaceutical products group............................     (3,401)   (6,934)
   Medical devices and diagnostics..........................     (1,904)     (314)
   Corporate charges........................................     (4,041)   (4,047)
                                                                -------   -------
      Total.................................................    $ 1,065   $(4,478)
                                                                =======   =======

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                  2003      2002
                                                                -------   -------
                                                                   (thousands)
Income (loss) from operations, intercompany
   Sales and marketing services group.......................    $    --   $    53
   Pharmaceutical products group............................         --       (53)
   Medical devices and diagnostics..........................         --        --
   Corporate charges........................................         --        --
                                                                -------   -------
      Total.................................................    $    --   $    --
                                                                =======   =======

Income (loss) from operations, less intercompany, before
   corporate allocations
   Sales and marketing services group.......................    $10,411   $ 6,764
   Pharmaceutical products group............................     (3,401)   (6,881)
   Medical devices and diagnostics..........................     (1,904)     (314)
   Corporate charges........................................     (4,041)   (4,047)
                                                                -------   -------
      Total.................................................    $ 1,065   $(4,478)
                                                                =======   =======

Corporate allocations
   Sales and marketing services group.......................    $(3,041)  $(2,446)
   Pharmaceutical products group............................       (649)   (1,438)
   Medical devices and diagnostics..........................       (351)     (163)
   Corporate charges........................................      4,041     4,047
                                                                -------   -------
      Total.................................................    $    --   $    --
                                                                =======   =======

Income (loss) from operations, less corporate allocations
   Sales and marketing services group.......................    $ 7,370   $ 4,318
   Pharmaceutical products group............................     (4,050)   (8,319)
   Medical devices and diagnostics..........................     (2,255)     (477)
   Corporate charges........................................         --        --
                                                                -------   -------
      Total.................................................    $ 1,065   $(4,478)
                                                                =======   =======

Reconciliation of income (loss) from operations to income
   (loss) before provision for income taxes
   Total EBIT for operating groups..........................    $ 1,065   $(4,478)
   Other income, net........................................        269       889
                                                                -------   -------
      Income before provision for income taxes..............    $ 1,334   $(3,589)
                                                                =======   =======

Capital expenditures
   Sales and marketing services group.......................    $   208   $ 2,100
   Pharmaceutical products group............................         --       212
   Medical devices and diagnostics..........................          7        24
                                                                -------   -------
      Total.................................................    $   215   $ 2,336
                                                                =======   =======

Depreciation expense
   Sales and marketing services group.......................    $   881   $   949
   Pharmaceutical products group............................        255       250
   Medical devices and diagnostics..........................        108        49
                                                                -------   -------
      Total.................................................    $ 1,244   $ 1,248
                                                                =======   =======

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

16.  Goodwill and Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment on at least an annual basis. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and determined that no impairment existed at January 1, 2002. The Company performed the required annual impairment tests in the fourth quarter of 2002 and determined that no impairment existed at December 31, 2002. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company's total goodwill which is not subject to amortization totaled $11.1 million as of March 31, 2003 and December 31, 2002.

     There were no changes in the carrying amount of goodwill since December 31, 2002. The carrying amounts at March 31, 2003 by operating segment are shown below:

                                             SMSG    PPG    MD&D     Total
                                            ------   ---   ------   -------
Balance as of December 31, 2002             $3,344   $--   $7,788   $11,132
Amortization                                    --    --       --        --
Goodwill additions                              --    --       --        --
                                            ------   ---   ------   -------

Balance as of March 31, 2003                $3,344   $--   $7,788   $11,132
                                            ======   ===   ======   =======

     All identifiable intangible assets recorded as of March 31, 2003 are being amortized on a straight-line basis over the life of the intangibles which is primarily five years. The carrying amounts at March 31, 2003 and December 31, 2002 are as follows:

                                   As of March 31, 2003            As of December 31, 2002
                             --------------------------------   --------------------------------
                             Carrying    Accumulated            Carrying    Accumulated
                              Amount    Amortization    Net      Amount    Amortization    Net
                             --------   ------------   ------   --------   ------------   ------
Covenant not to compete       $1,686        $527       $1,159    $1,686        $442       $1,244
Customer relationships         1,208         377          831     1,208         318          890
Corporate tradename              172          54          118       172          45          127
                              ------        ----       ------    ------        ----       ------
   Total                      $3,066        $958       $2,108    $3,066        $805       $2,261
                              ======        ====       ======    ======        ====       ======

     Amortization expense totaled approximately $153,000 in the quarters ended March 31, 2003 and 2002. Estimated amortization expense for the next five years is as follows:

2003         $613
             ====
2004          613
             ====
2005          613
             ====
2006          422
             ====
2007           --
             ====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

     Various statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth in "Risk Factors" under Part I, Item 1, of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Overview

     We are a commercial sales and marketing company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries. We create and execute sales and marketing campaigns intended to improve the profitability of pharmaceutical or MD&D products. We do this by partnering with companies who own the intellectual property rights to these products and recognize our ability to commercialize these products and maximize their sales performance. We have a variety of agreement types that we enter into with our partner companies, from fee for service arrangements to equity investments in a product or company. Our three reporting segments include:

o PDI sales and marketing services group (SMSG), comprised of:

     o    dedicated contract sales services (CSO);

     o    shared contract sales services (CSO);

     o    marketing research and consulting services (MR&C) ; and

     o    medical education and communication services (EdComm).

o PDI pharmaceutical products group (PPG), comprised of:

     o    copromotion;

     o    licensing; and

     o    acquisitions.

o PDI medical devices and diagnostics group (MD&D), comprised of:

     o    contract sales services (CSO);

     o    InServe;

     o    copromotion;

     o    licensing; and

     o    acquisitions.

     An analysis of these reporting segments and their results of operations is contained in Note 15 to the consolidated financial statements found elsewhere in this report and in the Consolidated Results of Operations discussion below.

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

     Our MR&C and EdComm contracts generally are for projects lasting from three to six months. The contracts are terminable by the client and provide for termination payments in the event they are terminated without cause. Termination payments include payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of the projects, it is unlikely that the loss or termination of any individual MR&C or EdComm contract would have a material adverse impact on our results of operations, cash flows or liquidity.

PDI Pharmaceutical Products Group

     Our contracts within the PPG segment in general are more heavily performance based and have a higher risk potential and correspondingly an opportunity for higher profitability. We use a variety of structures for these contracts. These contracts typically involve significant startup expenses and a greater risk of operating losses. These contracts normally require significant participation from our PPG and MR&C and EdComm professionals whose skills include marketing, brand management, trade relations and marketing research.

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

     In  May  2001,  we  entered  into a  copromotion  agreement  with  Novartis
Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R) and Lotensin HCT(R), which agreement runs through December 31, 2003. On May 20, 2002, this agreement was expanded through the addition of Diovan(R) and Diovan HCT(R). Pursuant to this agreement, we provide promotion, selling, marketing, and brand management for Lotensin. In exchange, we are entitled to receive a revenue split based on certain total prescription (TRx) objectives above specified contractual baselines. Also under this agreement, we copromote Lotrel(R), Diovan and Diovan HCT in the U.S. for which we are entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain total prescription TRx objectives. Revenue and costs from the Lotrel and Diovan programs are classified in 2003 in the sales and marketing services segment as they are fee for service programs in which we have greater certainty of recouping our expenses with the additional potential for incentives at year end based on achieving certain performance criteria. During 2002 revenue and expenses under these programs were included in what is now referred to as the pharmaceutical products group segment, since they were performance based programs where we were not assured of recouping our expenses. Novartis has retained regulatory responsibilities for Lotensin, Lotrel and Diovan and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event our estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, this program could have a material adverse impact on our results of operations, cash flows and liquidity. While we currently estimate that future revenues will continue to exceed costs associated with this program, as was the case in the quarter ended March 31, 2003, there is no assurance that actual revenues will exceed costs in the future; in which event the activities covered by this program could yield an operating loss and a contract loss reserve could be required.

     In October 2001, we entered into an agreement with Eli Lilly and Company (Eli Lilly) to copromote Evista(R) in the U.S. Under the terms of this agreement, we provided sales representatives to copromote Evista to physicians in the U.S. Our sales representatives augmented the Eli Lilly sales force promoting Evista. Under this agreement, we were entitled to be compensated based on net factory sales achieved above a predetermined level. The agreement did not provide for the reimbursement of expenses we incurred.

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

     Based upon management's assessment of the future performance potential of the Evista brand, on November 11, 2002, we and Eli Lilly mutually agreed to terminate the contract as of December 31, 2002. We accrued a contract loss of $7.8 million as of September 30, 2002 representing the anticipated future loss expected to be incurred by us to fulfill our contractual obligations under the Evista contract. There was no remaining accrual as of December 31, 2002 as we had no further obligations due to the termination of the contract. An operating loss of $8.8 million was recognized in the first quarter of 2002. There was no activity in 2003 since the termination was effective December 31, 2002.

     On December 31, 2002, we entered into a licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the U.S. Food and Drug Administration (FDA) in June 2002. The initial 10-month Prescription Drug User Fee Act (PDUFA) date for the product was April 5, 2003. In March 2003, Cellegy was notified by the FDA that the PDUFA date had been revised to July 3, 2003; however, there is no certainty that FDA approval for the commercialization of the product will be granted at that time, or at all. Under the terms of the agreement, we paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This nonrefundable payment was made prior to FDA approval and, since there is no alternative future use of the licensed rights, the $15.0 million payment was expensed by us in December 2002, when incurred. This amount was recorded in other selling, general, and administrative expenses in the December 31, 2002 consolidated statement of operations. Pursuant to the terms of the license agreement, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA to promote, sell and distribute the product in the U.S. This incremental milestone license fee will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales. As discussed in Note 13, in May 2003, we settled a lawsuit which sought to enjoin our performance under this agreement.

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

     In addition to helping establish our initial presence in the MD&D market, the InServe acquisition facilitated our entry into, and helped us establish, a contract sales business within the MD&D market. Our MD&D service contracts have similar provisions to our sales and marketing services contracts.

     A major focus of the MD&D group is product licensing and acquisition. We believe that this segment of the MD&D market is well suited for strategic alliances and partnerships with companies looking to maximize the commercial value of their products. This product licensing and acquisition focus led us to our first commercial partnership in the MD&D market. In October 2002, we entered into an agreement with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products. Pursuant to this agreement we have certain minimum purchase requirements. The minimum purchase requirement for the calendar year 2003 is $750,000. The minimum purchase requirement for each subsequent calendar year is based on the aggregate dollar volume of sales of products during the 12-month period ending with September of the prior year, but in no event less than $750,000.

Revenues and costs of revenue

     The paragraphs that follow describe the guidelines that we adhere to in accordance with GAAP when recognizing revenue and cost of goods and services in our financial statements. GAAP requires that service revenue and product revenue and their respective direct costs be shown separately on the income statement. However, our reporting segments' revenue and direct costs may consist of both product and service activities; the segment financial results are discussed later in the Consolidated Results of Operations section beginning on page 24 and in Note 15 to the consolidated financial statements located elsewhere in this report.

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, we are likely to continue to experience significant client concentration in future periods. Our significant clients, who each accounted for 10% or more of our service revenue, accounted for approximately 69% and 78% of our service revenue for the quarters ended March 31, 2003 and 2002, respectively. Our product revenue for the quarter ended March 31, 2003 was comprised almost entirely of sales of the Xylos wound care product which just began commercialization during the first quarter of 2003. Of the $5.7 million recorded as product revenue for the quarter ended March 31, 2002, approximately $716,000 was from the sale of Ceftin inventory. The balance of $5.0 million resulted from the net positive adjustments recorded in sales returns and allowances, discounts and rebates that occurred in the first quarter of 2002 as we continued to satisfy our liabilities relating to the previous reserves recorded as a result of Ceftin sales in prior periods. Since those reserves were initially set up as estimates using historical data and other information, there may be both positive and negative adjustments made as the liabilities are settled in future periods, and these adjustments will be reflected in product revenue in accordance with the classification of such accruals as initially recorded.

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

     Program expenses consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Program expenses include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. For all contracts, training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. When we receive a specific contract payment from a client upon commencement of a product detailing program expressly to compensate us for recruiting, hiring and training services associated with staffing that program, such payment is deferred and recognized as revenue in the same period that the recruiting and hiring expenses are incurred and the amortization of the deferred training is expensed. When we do not receive a specific contract payment for recruiting, hiring and training, all revenue is deferred and recognized over the life of the contract. Product detailing, marketing and promotional expenses related to the detailing of products we distribute are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

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

     Product revenue and cost of goods sold

     As mentioned previously, product revenue for the quarter ended March 31, 2003 resulted primarily from the sale of the Xylos wound care product. Product revenue recognized in prior periods related to the Ceftin contract which terminated in February 2002. Product revenue is recognized when products are shipped and title is transferred to the customer.

     Cost of goods sold includes all expenses for both product distribution costs, acquisition and manufacturing costs of the product sold. Inventory is valued at the lower of cost or market value. Cost is determined using the first in, first out costing method. Inventory to date has consisted of only finished goods.

Consolidated Results of Operations

     The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  2003    2002
                                                                 -----   -----
Revenue
   Service, net............................................       99.9%   92.3%
   Product, net............................................        0.1     7.7
                                                                 -----   -----
      Total revenue, net...................................      100.0%  100.0%
Cost of goods and services
   Program expenses........................................       73.9    91.1
   Cost of goods sold......................................        0.1      --
                                                                 -----   -----
      Total cost of goods and services.....................       74.0    91.1

Gross profit...............................................       26.0     8.9
Compensation expense.......................................       13.1    10.5
Other selling, general and administrative expenses.........        8.6     4.5
Restructuring and other related expenses, net..............       (0.4)     --
Litigation settlement......................................        3.1      --
                                                                 -----   -----
      Total operating expenses.............................       24.4    15.0
                                                                 -----   -----
Operating income (loss)....................................        1.6    (6.1)
Other income, net..........................................        0.4     1.2
                                                                 -----   -----
Income (loss) before provision for income taxes............        2.0    (4.9)
Provision (benefit) for income taxes.......................        0.8    (1.8)
                                                                 -----   -----
Net income (loss)..........................................        1.2%   (3.1)%
                                                                 =====   =====

     Revenue. Net revenue for the quarter ended March 31, 2003 was $67.5 million, 8.6% less than net revenue of $73.9 million for the quarter ended March 31, 2002. Net revenue from the SMSG segment for the quarter ended March 31, 2003 was $54.5 million, approximately $400,000 more than net revenue of $54.1 million from that segment for the comparable prior year period. Net PPG service revenue for the quarter ended March 31, 2003 was $10.0 million compared to $11.9 million in the comparable prior year period. As disclosed elsewhere in the MD&A, the Novartis sales force responsible for Lotrel/Diovan is now classified in the SMSG segment instead of the PPG segment where it was classified in 2002 due to a change in the nature of the arrangement. Additionally, there was also $5.7 million in product revenue recorded for the period ended March 31, 2002 compared to product revenue of only $34,000 in 2003. Within product revenue in 2002, approximately $716,000 was attributable to sales of Ceftin and $5.0 million was attributable to the changes in estimates related to sales allowances and returns, discounts and rebates recorded on previous Ceftin sales. Product revenue in 2003 consisted entirely of the initial sales of the Xylos product. Net revenue from the MD&D segment was $3.0 million compared to $2.2 million in the comparable prior year period. This increase was due to the increased revenue from the MD&D service segment and the Xylos product sales.

     Cost of goods and services. Cost of goods and services for the quarter ended March 31, 2003 was $49.9 million, 25.8% less than cost of goods and services of $67.3 million for the quarter ended March 31, 2002. As a percentage of total net revenue, cost of goods and services decreased to 73.9% for the quarter ended March 31, 2003 from 91.1% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the SMSG segment for the quarter ended March 31, 2003 were $38.1 million, 9.5% less than program expenses of $42.0 million for the prior year period. As a percentage of sales and marketing services segment revenue, program expenses for the quarters ended March 31, 2003 and 2002 were 69.8% and 77.7%, respectively. The gross profit increase to 30.2% from 22.3% is primarily attributable to the amount of performance incentives earned in the first quarter of 2003, which were approximately $4.7 million, $2.6 million higher than in the comparable prior year period. Without the increased performance incentives, the gross profit percentage would have been 25.4%. Cost of goods and services associated with the PPG segment were $9.8 million and $23.8 million for the quarters ended March 31, 2003 and 2002, respectively. As a percentage of PPG revenue, cost of goods and services for the quarters ended March 31, 2003 and 2002 were 97.2% and 135.2%, respectively. All of the contracts in the PPG segment have annual performance parameters, the successful achievement of which will not be certain until the fourth quarter of 2003. Until that time the gross profit percentage for the PPG segment will be less than our traditional contracts in the SMSG segment. It is not possible at this time to predict that these performance parameters will be achieved or that the gross profit percentage will improve in future quarters. During 2002, the gross profits in this segment were negative due to the underperformance of our contracted products, most notably under the Evista agreement which was terminated effective December 31, 2002. The Company incurred an operating loss of approximately $8.8 million under the Evista contract in the first quarter of 2002. Performance based contracts can achieve a gross profit percentage above our historical averages for contract sales programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product falls short of expectations. While we currently estimate that future revenues will exceed costs associated with these agreements, there is no assurance that actual revenues will exceed costs; in which event the activities covered by these agreements could yield an operating loss. Program expenses associated with the MD&D segment for the quarter ended March 31, 2003 were $2.1 million, of which $62,000 was related to product sales, 44.5% more than program expenses of $1.5 million for the prior year period. The Company recognized a negative gross profit margin on the sale of the Xylos product in the first quarter of 2003 due primarily to the initial sales of the product not exceeding the fixed warehousing costs. The average per unit sales price exceeded the average per unit acquisition cost of the inventory by an amount considered normal for the industry.

     Compensation expense. Compensation expense for the quarter ended March 31, 2003 was $8.9 million, 14.4% more than $7.8 million for the comparable prior year period. As a percentage of total net revenue, compensation expense increased to 13.1% for the quarter ended March 31, 2002 from 10.5% for the quarter ended March 31, 2001. Compensation expense for the quarter ended March 31, 2003 attributable to the SMSG segment was $5.4 million compared to $4.5 million for the quarter ended March 31, 2002. As a percentage of net revenue from the SMSG segment, compensation expense increased to 9.9% for the quarter ended March 31, 2003 from 8.3% for the quarter ended March 31, 2002. The increased compensation expense in the first quarter of 2003 is due in large part to increased incentive compensation expenses due to improved results in the first quarter of 2003 as compared to the net loss experienced in the first quarter of 2002, which greatly reduced incentive compensation potential. Compensation expense for the quarter ended March 31, 2002 attributable to the PPG segment was $2.3 million, or 23.3% of PPG revenue, compared to $2.6 million, or 14.6% in the prior year period. In future periods we expect the staffing for this segment to increase as capabilities are added. Compensation expense for the MD&D segment for the quarter ended March 31, 2003 was $1.2 million compared to $717,000 in the comparable prior year period, reflecting the increased capabilities required for the launch and continuing marketing of our wound care products.

     Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $5.8 million for the quarter ended March 31, 2003, 75.4% more than other selling, general and administrative expenses of $3.3 million for the quarter ended March 31, 2002. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 8.7% for the quarter ended March 31, 2003 from 4.5% for the quarter ended March 31, 2002. Other selling, general and administrative expenses attributable to the SMSG segment for the quarter ended March 31, 2003 were $2.8 million, compared to other selling, general and administrative expenses of $3.3 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 5.2% and 6.0% for the quarters ended March 31, 2003 and 2002, respectively. The slight reduction in expense reflects savings associated with the restructuring activities which primarily affected the SMSG segment. Other selling, general and administrative expenses attributable to the PPG segment for the quarter ended March 31, 2003 were $1.3 million compared to a credit of $459,000 for the comparable prior year period. The first quarter of 2002 included a credit of $2.6 million due to the reversal of certain prior reserves for bad debts, inventory obsolescence and Ceftin contract losses which were subsequently resolved favorably. We expect that there will be increases in infrastructure for this segment during the next several quarters. Other selling, general and administrative expenses attributable to the MD&D segment for the quarter ended March 31, 2003 were $1.7 million, compared to $507,000 for the comparable prior year period. This increase was primarily attributable to the sales force costs and other marketing costs associated with the launch of our wound care products, which began in January 2003.

     Restructuring and other related expenses. During the quarter ended March 31, 2003, we recognized a $270,000 adjustment to the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio. See the "Restructuring and other related expenses" disclosure in the "Liquidity and Capital Resources" section below for further explanations of the Restructuring Plan and related activity.

     Litigation settlement. On May 8, 2003, we entered into a settlement and mutual release agreement with Auxillium (Settlement Agreement). The settlement terms included a cash payment paid upon execution of the Settlement Agreement and other additional expenses that are within the parameters of the $2.1 million litigation reserve established by PDI.

     Operating income (loss). There was operating income for the quarter ended March 31, 2003 of $1.1 million, compared to an operating loss of $4.5 million for the quarter ended March 31, 2002. Operating income for the quarter ended March 31, 2003 for the SMSG segment was $7.4 million, or 70.7% higher than the SMSG operating income for the quarter ended March 31, 2002 of $4.3 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment increased to 13.5% for the quarter ended March 31, 2003, from 8.1% for the comparable prior year period. The marketing research unit and the medical education unit were major contributors to this increase in profitability. There was an operating loss for the PPG segment for the quarter ended March 31, 2003 of $4.0 million, compared to an operating loss of $8.3 million for the prior year period. The improvement in the PPG segment results was primarily attributable to the termination of the Evista contract as of December 31, 2002. The MD&D segment recorded an operating loss of $2.3 million, compared to an operating loss of $477,000 in the comparable prior year period, primarily due to the costs incurred for the launch of the Xylos wound care product.

     Other income, net. Other income, net, for the quarters ended March 31, 2003 and 2002 was $269,000 and $889,000, respectively, and was comprised primarily of interest income which is lower in 2003 due to lower available cash balances and significantly lower interest rates.

     Provision (benefit) for income taxes. There was income tax expense of approximately $556,000 for the quarter ended March 31, 2003, compared to an income tax benefit of $1.3 million for the quarter ended March 31, 2002, which consisted of Federal and state corporate income taxes. The effective tax rate for the quarter ended March 31, 2003 was 41.7%, compared to an effective tax benefit rate of 36.8% for the quarter ended March 31, 2002. The rate for our 2002 tax benefit is lower than the 2003 effective tax rate because some states do not permit loss carryforwards or may impose minimum taxes, or both.

     Net income (loss). There was net income for the quarter ended March 31, 2003 of approximately $778,000, compared to a net loss of $2.3 million for the quarter ended March 31, 2002 due to the factors discussed previously.

Liquidity and Capital Resources

     As of March 31, 2003, we had cash and cash equivalents of approximately $64.3 million and working capital of approximately $84.1 million, compared to cash and cash equivalents of approximately $66.8 million and working capital of approximately $81.9 million at December 31, 2002.

     For the quarter ended March 31, 2003, net cash used in operating activities was $4.1 million, compared to $14.2 million net cash used in operating activities for the quarter ended March 31, 2002. The main components of cash used in operating activities were:

     o cash used from other changes in assets and liabilities of $6.5 million, which includes an increase in other current assets for the escrow funding relating to $1.8 million of letters of credit associated with our insurance policies, and reductions in our restructuring accruals of $2.8 million, partially offset by,

     o    net income of approximately $778,000, and

     o depreciation and other non-cash expenses of approximately $1.5 million.

     Inventory increased by $0.3 million for the first quarter of 2003. Inventory as of March 31, 2003 of approximately $964,000 is associated with our XCell wound care product distribution agreement with Xylos.

     When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. As of March 31, 2003, we had $8.2 million of unearned contract revenue and $9.5 million of unbilled costs and accrued profits. Substantially all costs and accrued profits are earned and billed within 12 months from the end of the respective period.

     The net changes in the "Other changes in assets and liabilities" section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including seasonality of product sales, number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period.

     For the three months ended March 31, 2003, net cash provided by investing activities of $1.6 million consisted of $1.8 million received from the sale of short-term investments, partially offset by $215,000 in purchases of property and equipment.

     For the three months ended March 31, 2003, there was no cash received from financing activities. For the three months ended March 31, 2002 net cash provided by financing activities was approximately $21,000. This was due to the net proceeds received from the exercise of common stock options by employees.

     Capital expenditures during the periods ended March 31, 2003 and 2002 were approximately $215,000 and $2.3 million, respectively, and were funded out of available cash. As a result of the significant investment in capital expenditures during 2002 of $4.0 million and 2001 of $15.6 million, we currently estimate that we will require capital expenditures of approximately $2.0 million in 2003.

     Due to the ability to carry back net operating losses incurred for the year ended December 31, 2002, we expect to receive a Federal income tax refund of approximately $20.0 million in 2003.

     Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the three months ended March 31, 2003, we had two major clients that accounted for approximately 35.5% and 33.5%, respectively, or a total of 69.0%, of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, results of operations and liquidity.

     Under our license agreement with Cellegy, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA to promote, sell and distribute the product in the U.S. Upon payment, this incremental milestone license fee will be recorded as an intangible asset and amortized over the estimated commercial life of the product, as then determined. This payment will be funded, when due, out of cash flows provided by operations and existing cash balances. In addition, under the license agreement, we will be required to pay Cellegy royalty payments ranging from 20% to 30% of net sales, including minimum royalty payments, if and when complete FDA approval is received. We believe that these royalty payments will be offset by product revenue.

     We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

Restructuring and other related expenses

     During the third quarter of 2002, we adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within our markets for the sales and marketing services segment, and the recognition that the infrastructure that supported these business units was larger than required. We estimate that the restructuring will result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time we initiated the restructuring; however, these savings are expected to be offset by potential incremental expenses we will incur in 2003 and future periods in implementing our expanded business platforms for our PPG and MD&D segments. The majority of the restructuring activities were completed by December 31, 2002, with full completion expected by September 30, 2003.

     In connection with this plan, we originally estimated that we would ultimately require total restructuring expenses of approximately $5.4 million, other non-recurring expenses of approximately $0.1 million, and accelerated depreciation of approximately $0.8 million. All but $0.3 million of these expenses were recognized in 2002.

     The primary items comprising the $5.4 million in restructuring expenses are $3.7 million in severance expense consisting of cash and non-cash termination payments to employees in connection with their involuntary termination and $1.7 million in other restructuring exit costs relating to leased facilities and other contractual obligations. Approximately $0.2 million of these expenses will be recognized in 2003.

     During the quarter ended March 31, 2003, we recognized a $270,000 adjustment to the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio.

     The accrual for restructuring and exit costs totaled approximately $1.9 million at March 31, 2003, and is recorded in current liabilities on the accompanying balance sheet.

     A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                               Balance at                                 Balance at
                           December 31, 2002   Adjustments   Payments   March 31, 2003
                           -----------------   -----------   --------   --------------
Administrative severance         $1,670           $  --       $  (651)      $1,019
Exit costs                        1,288            (270)         (659)         359
                                 ------           -----       -------       ------
                                  2,958            (270)       (1,310)       1,378
                                 ------           -----       -------       ------
Sales force severance             1,741              --        (1,268)         473
                                 ------           -----       -------       ------
   Total                         $4,699           $(270)      $(2,578)      $1,851
                                 ======           =====       =======       ======

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

Bayer-Baycol Litigation

     We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and co-marketed by us on Bayer's behalf under a contract sales force agreement. We may be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. To date, we have defended these actions vigorously and have asserted a contractual right of indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred to date in defending these proceedings. Bayer previously agreed to reimburse a minimum of $750,000 of legal fees which were accrued at December 31, 2002 and received in the first quarter of 2003. We are currently in discussions with Bayer regarding additional legal fee reimbursements, however, no agreement has been reached and therefore no additional amounts have been accrued to-date.

Auxilium Pharmaceuticals Litigation

     On January 6, 2003, we were named as a defendant in a lawsuit filed by Auxilium Pharmaceuticals, Inc. (Auxilium), in the Pennsylvania Court of Common Pleas, Montgomery County. Auxilium was seeking monetary damages and injunctive relief, including preliminary injunctive relief, based on several claims related to our alleged breaches of a contract sales force agreement entered into by the parties on November 20, 2002, and claims that we were misappropriating trade secrets in connection with our exclusive license agreement with Cellegy.

     On May 8, 2003, we entered into a settlement and mutual release agreement with Auxillium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement and other additional expenses that are within the parameters of a $2.1 million litigation reserve established by us. Pursuant to the Settlement Agreement, we also agreed that we would (a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxillium an additional amount per prescription to be determined based upon a specified formula (which amount may exceed the projected unit selling price), for any Fortigel prescriptions filled prior to January 26, 2004. Based upon the pending FDA approval for Fortigel, we do not believe that the terms of the Settlement Agreement will have any material impact on the timing or success of our commercialization of the product since the terms of the settlement will not affect our approach to our previously developed pre-launch plans and programs, our marketing, trade stocking or clinical strategies, nor does the settlement include any restrictions on our deployment of sales representatives to promote Fortigel.

PDI v. C.E. Unterberg, Towbin Partners

     On February 28, 2003, we commenced an action against C.E. Unterberg, Towbin ("Unterberg") in the Supreme Court of the State of New York in New York County. The complaint alleges claims for defamation arising from an analyst report issued on February 12, 2003. On April 21, 2003, Unterberg filed a motion to dismiss this action.

Other Legal Proceedings

     We are currently a party to other legal proceedings incidental to our business.

     While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were the Company to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling or settlement occurs.

     No amounts have been accrued for losses under any of the above mentioned matters, other than the Auxilium litigation settlement reserve, as no other amounts are considered probable or reasonably estimable at this time.

Item 2 - Not Applicable

Item 3 - Not Applicable

Item 4 - Not Applicable

Item 5 - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
  No.
  ---

 99.1     Certification of Chief Executive Officer
 99.2     Certification of Chief Financial Officer

(b) Reports on Form 8-K

     During the three months ended March 31, 2003, the Company filed the following reports on Form 8-K:

     Date           Item              Description
-----------------   ----   ---------------------------------
February 13, 2003    5     Auxilium Lawsuit
February 13, 2003    5     Earnings Press Release
March 25, 2003       5     Comments on Cellegy Press Release

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

May 15, 2003                                           PDI, INC.


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

Date: May 15, 2003

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


                                               /s/ Bernard C. Boyle
                                               ---------------------------------
                                                    Bernard C. Boyle
                                                 Chief Financial Officer

Date: May 15, 2003