Form 10-Q
period 2003-06-30
PDI INC
filed 2003-08-06
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

              For the transition period from _________ to _________

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

                                 Yes |X| No |_|

As of August 1, 2003 the Registrant had a total of 14,342,258 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                                    PDI, INC.

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Consolidated Financial Statements (unaudited)

         Balance Sheets
         June 30, 2003 and December 31, 2002...................................3

         Statements of Operations -- Three and Six Months
         Ended June 30, 2003 and 2002..........................................4

         Statements of Cash Flows -- Six
         Months Ended June 30, 2003 and 2002...................................5

         Notes to Interim Financial Statements.................................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................20

Item 3   Quantitative and Qualitative Disclosures
         About Market Risk........................................Not Applicable

Item 4.  Controls and Procedures..............................................35


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................36
Item 2.  Changes in Securities and Use of Proceeds................Not Applicable
Item 3.  Default Upon Senior Securities.......................... Not Applicable
Item 4.  Submission of Matters to a Vote of Security Holders..................37
Item 5.  Other Information........................................Not Applicable
Item 6.  Exhibits and Reports on Form 8-K.....................................38

SIGNATURES ...................................................................39

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                             June 30,    December 31,
                                                                               2003          2002
                                                                           -----------   -----------

                                     ASSETS
Current assets:
   Cash and cash equivalents ............................................   $  66,487     $  66,827
   Short-term investments ...............................................       1,767         5,834
   Inventory ............................................................       1,063           646
   Accounts receivable, net of allowance for doubtful accounts of
     $982 and $1,063 as of June 30, 2003 and December 31, 2002,
     respectively .......................................................      33,494        40,729
   Unbilled costs and accrued profits on contracts in progress ..........      11,297         3,360
   Deferred training ....................................................       2,470         1,106
   Prepaid income tax ...................................................      14,843        18,856
   Other current assets .................................................       8,746         4,804
   Deferred tax asset ...................................................       7,420         7,420
                                                                            ---------     ---------
Total current assets ....................................................     147,587       149,582

Net property and equipment ..............................................      16,369        18,295
Deferred tax asset ......................................................       7,820         7,820
Goodwill ................................................................      11,132        11,132
Other intangible assets .................................................       1,954         2,261
Other long-term assets ..................................................       1,715         1,849
                                                                            ---------     ---------
Total assets ............................................................   $ 186,577     $ 190,939
                                                                            =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................................   $   5,484     $   5,374
   Accrued returns, rebates and sales discounts .........................      16,093        16,500
   Accrued incentives ...................................................      12,400        11,758
   Accrued salaries and wages ...........................................       7,667         6,617
   Unearned contract revenue ............................................       5,197         9,473
   Restructuring accruals ...............................................         800         4,699
   Other accrued expenses ...............................................      10,882        13,307
                                                                            ---------     ---------
Total current liabilities ...............................................      58,523        67,728
                                                                            ---------     ---------
Total liabilities .......................................................   $  58,523     $  67,728
                                                                            ---------     ---------

Stockholders' equity:
   Common stock, $.01 par value, 100,000,000 shares authorized:
     shares issued and outstanding, June 30, 2003 - 14,248,048,
     December 31, 2002 - 14,165,880; restricted shares
     issued and outstanding at June 30, 2003 - 144,303,
     December 31, 2002 - 44,325 .........................................   $     144     $     142
   Preferred stock, $.01 par value, 5,000,000 shares authorized, no
     shares issued and outstanding ......................................        --            --
Additional paid-in capital (includes restricted of $2,253 and $1,547
     at June 30, 2003 and December 31, 2002 respectively) ...............     108,072       106,673
Retained earnings .......................................................      20,837        17,247
Accumulated other comprehensive income (loss) ...........................          22          (100)
Unamortized compensation costs ..........................................        (911)         (641)
Treasury stock, at cost: 5,000 shares ...................................        (110)         (110)
                                                                            ---------     ---------
Total stockholders' equity ..............................................     128,054       123,211
                                                                            ---------     ---------
Total liabilities & stockholders' equity ................................   $ 186,577     $ 190,939
                                                                            =========     =========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                                   ---------------------------    -------------------------
                                                                        2003          2002           2003           2002
                                                                     ---------     ---------      ---------      ---------

Revenue
   Service, net .................................................    $  71,177     $  66,033      $ 138,688      $ 134,192
   Product, net .................................................           82           500            116          6,224
                                                                     ---------     ---------      ---------      ---------
      Total revenue, net ........................................       71,259        66,533        138,804        140,416
                                                                     ---------     ---------      ---------      ---------
Cost of goods and services
   Program expenses (including related party amounts of
     $328 and $8 for the quarters ended June 30, 2003 and
     2002, respectively and $401 and $105 for the six months
     ended June 30, 2003 and 2002, respectively) ................       50,307        65,721        100,188        132,998
   Cost of goods sold ...........................................           83          --              145           --
                                                                     ---------     ---------      ---------      ---------
      Total cost of goods and services ..........................       50,390        65,721        100,333        132,998
                                                                     ---------     ---------      ---------      ---------

Gross profit ....................................................       20,869           812         38,471          7,418

Compensation expense ............................................        9,123         9,294         17,997         17,053
Other selling, general and administrative expenses ..............        7,206         6,450         13,039          9,775
Restructuring  and other related expenses .......................         --            --             (270)          --
Litigation settlement ...........................................         --            --            2,100           --
                                                                     ---------     ---------      ---------      ---------
   Total operating expenses .....................................       16,329        15,744         32,866         26,828
                                                                     ---------     ---------      ---------      ---------
Operating income (loss) .........................................        4,540       (14,932)         5,605        (19,410)
Other income, net ...............................................          226           356            495          1,245
                                                                     ---------     ---------      ---------      ---------
Income (loss) before provision for taxes ........................        4,766       (14,576)         6,100        (18,165)
Provision (benefit) for income taxes ............................        1,954        (5,385)         2,510         (6,707)
                                                                     ---------     ---------      ---------      ---------
Net income (loss) ...............................................    $   2,812     $  (9,191)     $   3,590      $ (11,458)
                                                                     =========     =========      =========      =========


Basic net income (loss) per share ...............................    $    0.20     $   (0.66)     $    0.25      $   (0.82)
                                                                     =========     =========      =========      =========
Diluted net income (loss) per share .............................    $    0.20     $   (0.66)     $    0.25      $   (0.82)
                                                                     =========     =========      =========      =========

Basic weighted average number of shares outstanding .............       14,188        14,003         14,177         13,986
                                                                     =========     =========      =========      =========
Diluted weighted average number of shares outstanding ...........       14,266        14,003         14,252         13,986
                                                                     =========     =========      =========      =========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Six Months Ended June 30,
                                                                                         2003           2002
                                                                                       ---------      ---------

Cash Flows From Operating Activities
Net income (loss) ..................................................................   $   3,590      $ (11,458)
     Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization ..............................................       2,660          3,046
        Reserve for inventory obsolescence and bad debt ............................         229         (2,262)
        Loss on other investment ...................................................        --              379
        Amortized compensation costs ...............................................         251            218
     Other changes in assets and liabilities:
        Decrease in accounts receivable ............................................       7,005         28,233
        (Increase) decrease in inventory ...........................................        (418)           442
        Increase in unbilled costs and accrued profits on contracts in progress ....      (7,937)        (3,670)
        (Increase) decrease in deferred training ...................................      (1,364)           470
        Decrease (increase) in prepaid income tax ..................................       4,013             (2)
        (Increase) decrease in other current assets ................................      (3,942)         3,370
        Decrease (increase) in other long-term assets ..............................         134           (143)
        Increase (decrease) in accounts payable ....................................         110         (4,374)
        Decrease in accrued returns, rebates and sales discounts ...................        (407)       (47,947)
        Decrease in accrued contract losses ........................................        --          (12,256)
        Increase (decrease) in accrued liabilities .................................       2,399         (8,978)
        Decrease in restructuring liability ........................................      (3,898)          --
        Decrease in unearned contract revenue ......................................      (4,276)        (5,219)
        Decrease in other current liabilities ......................................      (2,945)       (15,935)
                                                                                       ---------      ---------
Net cash used in operating activities ..............................................      (4,796)       (76,086)
                                                                                       ---------      ---------

Cash Flows From Investing Activities
     Sale of short-term investments ................................................       4,189           --
     Purchase of short-term investments ............................................        --          (12,303)
     Investment in iPhysicianNet ...................................................        --             (379)
     Purchase of property and equipment ............................................        (427)        (3,847)
                                                                                       ---------      ---------
Net cash provided by (used in) investing activities ................................       3,762        (16,529)
                                                                                       ---------      ---------

Cash Flows From Financing Activities
     Net proceeds from employee stock purchase plan
     and the exercise of stock options .............................................         694          1,497
                                                                                       ---------      ---------
Net cash provided by financing activities ..........................................         694          1,497
                                                                                       ---------      ---------

Net decrease in cash and cash equivalents ..........................................        (340)       (91,118)
Cash and cash equivalents - beginning ..............................................      66,827        160,043
                                                                                       ---------      ---------
Cash and cash equivalents - ending .................................................   $  66,487      $  68,925
                                                                                       =========      =========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements of PDI, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments) which, in the judgment of management, are necessary for a fair presentation of such financial statements. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

2.    Revenue Recognition

      The paragraphs that follow describe the guidelines that the Company adheres to in accordance with GAAP when recognizing revenue and cost of goods and services in its financial statements. GAAP requires that service revenue and product revenue and their respective direct costs be shown separately on the income statement.

      Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the three and six month periods ended June 30, 2003, two clients who each individually represented 10% or more of the Company's service revenue, accounted for approximately 70.3% and 69.7%, respectively, of the Company's service revenue. For the three and six month periods ended June 30, 2002, the Company's two largest clients who each accounted for more than 10% of it service revenue totaled 61.8% and 73.7%, respectively, of the Company's service revenue.

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

      Program expenses consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Program expenses include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. For all contracts, training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. When PDI receives a specific contract payment from a client upon commencement of a product detailing program expressly to compensate PDI for recruiting, hiring and training services associated with staffing that program, such payment is deferred and recognized as revenue in the same period that the recruiting and hiring expenses are incurred and amortization of the deferred training is expensed. When PDI does not receive a specific contract payment for training, all revenue is deferred and recognized over the life of the contract. Product detailing, marketing and promotional expenses related to the detailing of products the Company distributes are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

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

      Product revenue and cost of goods sold

      Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue for the three and six month periods ended June 30, 2003 resulted primarily from the sale of the Xylos Corporation (Xylos) wound care product. Product revenue recognized in prior periods related to the Ceftin contract which terminated in February 2002.

      Cost of goods sold includes all expenses for both product distribution costs, acquisition and manufacturing costs of the product sold. Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out costing method. Inventory to-date has consisted of only finished goods.

3.    Stock-Based Compensation

      As of June 30, 2003 the Company has two stock-based employee compensation plans described more fully in Note 21 to the consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" allows companies a choice of measuring employee stock-based compensation expense based on either the fair value method of accounting or the intrinsic value approach under the Accounting Pronouncement Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and related
Interpretations." The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Certain employees have received restricted common stock, the amortization of which is reflected in net income. As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", the following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                          Three Months Ended       Six Months Ended
                                               June 30,                 June 30,
                                           2003        2002        2003        2002
                                         --------    --------    --------    --------
                                               (in thousands, except per share data)

Net income (loss), as reported           $  2,812    $ (9,191)   $  3,590    $(11,458)

Add: Stock-based employee
compensation expense included in
reported net income (loss), net of
related tax effects                            82          69         196         138

Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all
awards, net of related tax effects         (1,567)     (2,013)     (3,134)     (4,026)
                                         --------    --------    --------    --------
Pro forma net income (loss)              $  1,327    $(11,135)   $    652    $(15,346)
                                         ========    ========    ========    ========

Net income (loss) per share

   Basic--as reported                    $   0.20    $  (0.66)   $   0.25    $  (0.82)
                                         ========    ========    ========    ========
   Basic--pro forma                      $   0.09    $  (0.80)   $   0.05    $  (1.10)
                                         ========    ========    ========    ========

   Diluted--as reported                  $   0.20    $  (0.66)   $   0.25    $  (0.82)
                                         ========    ========    ========    ========
   Diluted--pro forma                    $   0.09    $  (0.80)   $   0.05    $  (1.10)
                                         ========    ========    ========    ========

      Compensation cost for the determination of Pro forma net income (loss) - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 2.46% and 4.09% at June 30, 2003 and 2002, respectively; (ii) expected life of five years for the three and six month periods ended June 30, 2003 and 2002; (iii) expected dividends of $0 for the three and six month periods ended June 30, 2003 and 2002; and (iv) volatility of 100% for the three and six month periods ended June 30, 2003 and 2002. The weighted average fair value of options granted during the three and six month periods ended June 30, 2003 was $6.66 and for the three and six month periods ended June 30, 2002 was $11.43, respectively.

      In March 2003, the Company initiated an option exchange program pursuant to which eligible employees, which excluded certain members of senior management, were offered an opportunity to exchange an aggregate of 357,885 outstanding stock options with exercise prices of $30.00 and above for either cash or shares of restricted stock, depending upon the number of options held by an eligible employee. The offer exchange period expired on May 12, 2003. Approximately 310,403 shares of common stock underlying eligible options were tendered by eligible employees and accepted by the Company. This number represents approximately 87% of the total shares of common stock underlying eligible options. A total of approximately 120 eligible participants elected to exchange an aggregate of approximately 59,870 shares of common stock under eligible options and received cash in the aggregate amount of approximately $67,000 (which amount includes applicable withholding taxes). A total of approximately 145 eligible participants elected to exchange an aggregate of approximately 250,533 shares of common stock underlying eligible options in exchange for an aggregate of approximately 49,850 shares of restricted stock. All tendered options have been canceled and are eligible for re-issuance under the Company's option plans. The restricted stock is subject to three-year cliff vesting and is subject to forfeiture upon termination of employment other than in the event of the recipient's death or disability.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

4.    Current Performance Based Contracts

      In May 2001, the Company entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R), which agreement runs through December 31, 2003. In July 2003, the FDA granted Novartis pediatric exclusivity for Lotensin until February 2004. On May 20, 2002, this agreement was replaced by two separate agreements, one for Lotensin and one for Lotrel-Diovan through the addition of Diovan(R) and Diovan HCT(R). Pursuant to the Lotensin agreement, the Company provides promotion, selling, marketing, and brand management for Lotensin. In exchange, the Company is entitled to receive a revenue split for Lotensin based on certain total prescription (TRx) objectives above specified contractual baselines. Under the Lotrel-Diovan agreement, the Company copromotes Lotrel, Diovan and Diovan HCT in the U.S. for which it is entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain total prescription TRx objectives. Revenue and costs from the Lotrel and Diovan programs are classified in 2003 in the sales and marketing services segment as they are fee for service programs in which the Company has greater certainty of recouping its expenses with the additional potential for incentives at year end based on achieving certain performance criteria. During 2002 revenue and expenses under these programs were included in what is now referred to as the pharmaceutical products group segment, since they were performance based programs where the Company was not assured of recouping its expenses. Novartis has retained regulatory responsibilities for Lotensin, Lotrel and Diovan and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event the Company's estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, this program could have a material adverse impact on the Company's results of operations, cash flows and liquidity. While the Company currently estimates that future revenues will continue to exceed costs associated with this program, as was the case in the quarter and six months ended June 30, 2003, there is no assurance that actual revenues will exceed costs in the future; in which event the activities covered by this program could yield an operating loss and a contract loss reserve could be required.

      In October 2002, the Company entered into an agreement with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products. Pursuant to this agreement, the Company has certain minimum purchase requirements. The minimum purchase requirement for the calendar year 2003 is $750,000. The minimum purchase requirement for each subsequent calendar year is based on the aggregate dollar volume of sales of products during the 12-month period ending with September of the prior year, but in no event less than $750,000. The Company began selling the Xylos product in January 2003.

      On May 29, 2003, the Company entered into an agreement with Organogenesis, Inc. (Organogenesis) whereby the Company will provide sales, marketing, and clinical support for Apligraf(R), Organogenesis' living, bi-layered skin substitute. The Company will leverage its wound care sales force and provide marketing resources in support of Apligraf. PDI InServe will utilize its current team of wound care nurses to provide aftersales clinical support for practitioners. Under the terms of the agreement, the Company will receive a fee with the potential to earn incentives based on performance. Organogenesis has termination rights based on established performance criteria subject to 90 days' notice.

      On December 31, 2002, the Company entered into a licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the U.S. Food and Drug Administration (FDA) in June 2002. The initial 10-month Prescription Drug User Fee Act (PDUFA) date for the product was April 5, 2003. In March 2003, Cellegy was notified by the FDA that the PDUFA date had been revised to July 3, 2003. On July 3, 2003, Cellegy was notified by the FDA that Fortigel was not approved. Cellegy is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. The Company cannot predict with any certainty that the FDA will ultimately approve Fortigel for sale in the U.S. Under the terms of the agreement, the Company paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This nonrefundable payment was made prior to FDA

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

approval and, since there is no alternative future use of the licensed rights, the $15.0 million payment was expensed by the Company in December 2002, when incurred. This amount was recorded in other selling, general, and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the license agreement, the Company will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales. As discussed in
Note 13, in May 2003, the Company settled a lawsuit which sought to enjoin its performance under this agreement.

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

      Based upon management's assessment of the future performance potential of the Evista brand, on November 11, 2002, the Company and Eli Lilly mutually agreed to terminate the contract as of December 31, 2002. The Company accrued a contract loss of $7.8 million as of September 30, 2002 representing the anticipated future loss expected to be incurred by the Company to fulfill its contractual obligations under the Evista contract. There was no remaining accrual at June 30, 2003 or December 31, 2002 as the Company had no further obligations due to the termination of the contract. The Company recognized an operating loss of $8.9 and $17.7 million under this contract for the three and six month periods ended June 30, 2002, respectively. There was no activity for the three month and six month periods ended June 30, 2003 as the contract was terminated.


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

      On August 21, 2001, the U.S. Court of Appeals overturned a preliminary injunction granted by the New Jersey District Court, which allowed for the entry of a generic competitor to Ceftin immediately upon approval by the FDA. The affected Ceftin patent had previously been scheduled to run through July 2003. As a result of this decision and its impact on future sales, in the third quarter of 2001, PDI recorded a

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

charge to cost of goods sold and a related reserve of $24.0 million representing the anticipated future loss to be incurred by the Company under the Ceftin agreement as of September 30, 2001. The recorded loss was calculated as the excess of estimated costs that PDI was contractually obligated to incur to complete its obligations under the arrangement, over the remaining estimated gross profits to be earned under the contract from selling the inventory. These costs primarily consisted of amounts paid to GSK to reduce purchase commitments, estimated committed sales force expenses, selling and marketing costs through the effective date of the termination, distribution costs, and fees to terminate existing arrangements. The Ceftin agreement was terminated by the Company and GSK under a mutual termination agreement entered into in December 2001. Under the termination agreement, the Company agreed to perform its marketing and distribution services through February 28, 2002. The Company also maintained responsibility for sales returns for product sold until the expiration date of the product sold, estimated to run through June 30, 2004, and certain administrative functions regarding Medicaid rebates.

      The Company has approximately $16.1 million in sales rebates and return accruals related to Ceftin at June 30, 2003 for estimated settlement of these obligations which were incurred through the contract termination date. A significant portion of the accrual relates to a reserve for returns. As discussed above, the products sold under the Ceftin agreement had expiration dates estimated to run through June 30, 2004.

      There was $6.2 million of product revenue recognized under the Ceftin contract for the six months ended June 30, 2002, of which $716,000 was from the sale of inventory. The balance of $5.5 million resulted from the net positive adjustments recorded in sales returns and allowances, discounts and rebates accounts for the first six months of 2002 that occurred as the Company continued to satisfy its liabilities relating to the previous reserves recorded as a result of Ceftin sales in prior periods. Because those reserves were initially set up as estimates, using historical data and other information, there may continue to be both positive and negative adjustments made as the liabilities are settled in future periods, particularly through the expiration date of the product sold, and such adjustments will be reflected in product revenue consistent with the classification of such accruals when they were initially recorded.

7.    Other Investments

      In October 2002, the Company acquired $1.0 million of preferred stock of Xylos. As discussed in Note 4, the Company is the exclusive distributor of the Xylos XCell product line. The Company recorded its investment in Xylos under the cost method and its ownership interest in Xylos is less than five percent.

      The Company has an investment in the preferred stock of iPhysicianNet, Inc. (iPhysicianNet) that is accounted for under the equity method; however, recognition of losses by the Company was suspended in 2000 after the Company's investment was reduced to zero. During 2002, additional investments of $379,000 were made by the Company. Due to the continuing losses of iPhysicianNet, the 2002 investments were immediately expensed rather than recorded as an asset. The Company does not have, nor has it ever had, any commitments to provide future financing to iPhysicianNet. No investments were made by the Company in iPhysicianNet during the first six months of 2003 and no losses were recorded in the period due to the suspension of losses mentioned above because the investment has been previously reduced to zero. The Company's ownership interest in iPhysicianNet is less than five percent. The Company was informed by iPhysicianNet that they were ceasing operations effective August 1, 2003.

8.    Inventory

      At June 30, 2003 and December 31, 2002, the Company had approximately $1.1 million and $646,000, respectively, in finished goods inventory, relating to the XCell wound care product being marketed and distributed in accordance with the Xylos agreement discussed in Note 4.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

9.    New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The initial adoption of this accounting pronouncement did not have a material impact on the Company's consolidated financial statements.

      In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of EITF No. 00-21 will have a material impact on its consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB's Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of the second quarter 2004. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

10.   Historical and Pro Forma Basic and Diluted Net Income/Loss Per Share

      Historical and pro forma basic and diluted net income/loss per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2003 and 2002 is as follows:

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                       ------------------      -----------------
                                        2003        2002        2003       2002
                                       ------      ------      ------     ------
                                                 (in thousands)

Basic weighted average number
     of common shares outstanding      14,188      14,003      14,177     13,986
Dilutive effect of stock options           78        --            75       --
                                       ------      ------      ------     ------
Diluted weighted average number
    of common shares outstanding       14,266      14,003      14,252     13.986
                                       ======      ======      ======     ======

      Outstanding options at June 30, 2003 to purchase 1,068,330 shares of common stock with exercise prices ranging from $14.16 to $93.75 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive. Outstanding options at June 30, 2002 to purchase 1,635,562 shares of common stock with exercise prices ranging from $14.95 to $98.70 were not included in the computation of historical and pro forma net loss per share because to do so would have been antidilutive as a result of the Company's net loss.

11.   Short-Term Investments

      At June 30, 2003, short-term investments were $1.8 million, including approximately $1.1 million of investments classified as available for sale securities. At December 31, 2002, short-term investments were $5.8 million, including approximately $1.1 million of investments classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income/(loss). All other short-term investments are stated at cost, which approximates fair value.

12.   Other Comprehensive Income (Loss)

      A reconciliation of net income (loss) as reported in the Consolidated Statements of Operations to Other comprehensive income (loss), net of taxes is presented in the table below.

                                               Three Months Ended        Six Months Ended
                                                    June 30,                  June 30,
                                              --------------------     --------------------
                                                2003        2002         2003        2002
                                              --------    --------     --------    --------
                                                                (Thousands)

Net income (loss)                             $  2,812    $ (9,191)    $  3,590    $(11,458)
Other comprehensive income, net of tax:
     Unrealized holding gain (loss) on
       available-for-sale securities
       arising during the period                    58         (61)          89         (50)
     Reclassification adjustment for losses
       included in net income (loss)                33          21           33          41
                                              --------    --------     --------    --------
Other comprehensive income (loss)             $  2,903    $ (9,231)    $  3,712    $(11,467)
                                              ========    ========     ========    ========

13.   Commitments and Contingencies

      Due to the nature of the business that the Company is engaged in, such as product detailing and distribution of products, these and other activities could expose the Company to risk. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

future because of the nature of the Company's business activities and recent increases in litigation related to healthcare products including pharmaceuticals increases this risk. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance, though investors should be aware the Company does not secure additional product liability insurance for those products it details pursuant to its product detailing service agreements. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

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

      The complaint names the Company, its chief executive officer, and its chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased the Company's common stock between May 22, 2001 and August 12, 2002; and seeks monetary damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the Second Consolidated and Amended Complaint is that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as its marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly & Co.

      In February 2003, the Company filed a motion to dismiss the Second Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

Bayer-Baycol Litigation

      The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and detailed by the Company on Bayer's behalf under a contract sales force agreement. The Company may be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company's defense costs in pending and prospective proceedings, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings. Bayer previously agreed to reimburse

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

a minimum of $750,000 of legal fees which were accrued at December 31, 2002 and received in the first quarter of 2003. The Company is currently in discussions with Bayer regarding additional legal fee reimbursements; however, no agreement has been reached and therefore no additional amounts have been accrued to-date.

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

      On May 8, 2003, the Company entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement as well as certain other additional expenses. The Company recorded a $2.1 million charge in the first quarter of 2003 related to this settlement. Pursuant to the Settlement Agreement, the Company also agreed that it would (a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxilium an additional amount per prescription to be determined based upon a specified formula, in the event any prescriptions are filled for Fortigel prior to January 26, 2004. As discussed in
Note 4, on July 3, 2003 Cellegy was notified by the FDA that Fortigel had not been approved. The Company does not believe that the terms of the Settlement Agreement will have any material impact on the success of its commercialization of the product if and when the FDA approves it. There can be no assurances that the FDA will approve the product at a later date.

Other Legal Proceedings

      The Company is currently a party to other legal proceedings incidental to its business.

      While the Company currently believes that the ultimate outcome of these proceedings individually and in the aggregate, will not have a material adverse effect on its consolidated financial statements, litigation is subject to inherent uncertainties. Were the Company to settle a proceeding for a material amount or were an unfavorable ruling to occur in any pending proceeding, there exists the possibility of a material adverse impact on the Company's results of operations, cash flows or liquidity.

      No amounts have been accrued for losses under any of the above mentioned matters, other than for the Auxilium litigation settlement reserve, as no other amounts are considered probable or reasonably estimable at this time.

      Other than the foregoing, the Company is not currently a defendant in any material pending litigation and it is not aware of any material threatened litigation.

14.   Restructuring and Other Related Expenses

      During the third quarter of 2002, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within the Company's markets for sales and marketing services, and the recognition that the infrastructure that supported these business units

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

was larger than required. The Company estimated that the restructuring will result in annualized selling, general and administrative (SG&A) savings of approximately $14.0 million, based on the rate of SG&A spending at the time the Company initiated the restructuring; however, these savings are expected to be offset by potential incremental expenses the Company will incur in 2003 and future periods in implementing its expanded business platforms for its segments. The majority of the restructuring activities were completed by December 31, 2002, with full completion expected by September 30, 2003.

      In connection with this plan, the Company originally estimated that it would ultimately incur total restructuring expenses of approximately $5.4 million, other non-recurring expenses of approximately $0.1 million, and accelerated depreciation of approximately $0.8 million. All but $0.3 million of these expenses were recognized in 2002.

      The primary items comprising the $5.4 million in restructuring expenses were $3.7 million in severance expense consisting of cash and non-cash termination payments to employees in connection with their involuntary termination and $1.7 million in other restructuring exit costs relating to leased facilities and other contractual obligations.

      During the quarter ended March 31, 2003, the Company recognized a $270,000 reduction in the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio.

      During the quarter ended June 30, 2003 the Company incurred approximately $133,000 of additional restructuring expense due to higher than expected contractual termination costs. This additional expense was recorded in program expenses consistent with the original recording of the restructuring charges.

      Also during the quarter ended June 30, 2003 the Company recognized a $473,000 reduction in the restructuring accrual due to lower than expected sales force severance costs. Greater success in the reassignment of sales representatives to other programs and the voluntary departure of other sales representatives combined to reduce the requirement for severance costs. This adjustment was recorded in program expenses consistent with the original recording of the restructuring charges.

      The accrual for restructuring and exit costs totaled approximately $800,000 at June 30, 2003, and is recorded in current liabilities on the accompanying balance sheet.

      A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                                     Balance at                                    Balance at
                                  December 31, 2002  Adjustments     Payments     June 30, 2003
        Administrative severance       $ 1,670        $  --          $(1,172)       $   498
        Exit costs                       1,288           (137)          (849)           302
                                       -------        -------        -------        -------
                                         2,958           (137)        (2,021)           800
                                       -------        -------        -------        -------
        Sales force severance            1,741           (473)        (1,268)          --
                                       -------        -------        -------        -------
           Total                       $ 4,699        $  (610)       $(3,289)       $   800
                                       =======        =======        =======        =======

15.   Segment Information

      The Company operates under three reporting segments: the sales and marketing services group (SMSG), pharmaceutical products group (PPG) and medical devices and diagnostics (MD&D), all of which have changed since the Company's June 30, 2002 financial presentation. Since the termination of the Ceftin contract and the elimination of Ceftin product sales effective February 28, 2002, the shift in management's focus on the business has been to view the traditional fee for service type arrangements within the pharmaceutical industry (offered by the SMSG segment) in the aggregate and to view the performance based contracts for pharmaceutical products - those for which the Company is compensated based predominantly on the performance of the products that it is responsible for marketing and/or selling

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

(the PPG segment) - also in the aggregate. Further, all contracts within the MD&D industry, regardless of the nature of the contract, are reported in the MD&D segment. The SMSG segment includes the Company's contract sales (CSO) units; and the Company's marketing services business unit, which includes marketing research and medical education and communication services. The PPG segment includes revenues earned through the Company's licensing and copromotion of pharmaceutical products. The Company's MD&D segment includes PDI InServe, contract sales, and product licensing. The segment information from prior periods has been reclassified to conform to the current period's presentation.

      Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Capital expenditures have not been allocated to the operating segments since it is impracticable to do so.

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                   June 30,
                                               ----------------------    ----------------------
                                                 2003         2002         2003         2002
                                               ---------    ---------    ---------    ---------
                                                                  (thousands)

Revenue
   Sales and marketing services group          $  56,412    $  48,704    $ 110,938    $ 102,954
   Pharmaceutical products group                  12,196       15,897       22,231       33,447
   Medical devices and diagnostics                 2,651        2,178        5,635        4,385
                                               ---------    ---------    ---------    ---------
     Total                                     $  71,259    $  66,779    $ 138,804    $ 140,786
                                               =========    =========    =========    =========

Revenue, intercompany
   Sales and marketing services group          $    --      $     246    $    --      $     370
   Pharmaceutical products group                    --           --           --           --
   Medical devices and diagnostics                  --           --           --           --
                                               ---------    ---------    ---------    ---------
     Total                                     $    --      $     246    $    --      $     370
                                               =========    =========    =========    =========

Revenue, less intercompany
   Sales and marketing services group          $  56,412    $  48,458    $ 110,938    $ 102,584
   Pharmaceutical products group                  12,196       15,897       22,231       33,447
   Medical devices and diagnostics                 2,651        2,178        5,635        4,385
                                               ---------    ---------    ---------    ---------
     Total                                     $  71,259    $  66,533    $ 138,804    $ 140,416
                                               =========    =========    =========    =========

Income (loss) from operations
   Sales and marketing services group          $  10,966    $   8,012    $  21,377    $  14,832
   Pharmaceutical products group                    (489)     (18,804)      (3,890)     (25,741)
   Medical devices and diagnostics                (1,932)        (380)      (3,836)        (694)
   Corporate charges                              (4,005)      (3,760)      (8,046)      (7,807)
                                               ---------    ---------    ---------    ---------
     Total                                     $   4,540    $ (14,932)   $   5,605    $ (19,410)
                                               =========    =========    =========    =========

Income (loss) from operations, intercompany
   Sales and marketing services group          $    --      $     246    $    --      $     302
   Pharmaceutical products group                    --           (246)        --           (302)
   Medical devices and diagnostics                  --           --           --           --
   Corporate charges                                --           --           --           --
                                               ---------    ---------    ---------    ---------
     Total                                     $    --      $    --      $    --      $    --
                                               =========    =========    =========    =========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                      Three Months Ended       Six Months Ended
                                                      -------------------    ------------------
                                                           June 30,                June 30,
(continued)                                            2003        2002        2003        2002
                                                     --------    --------    --------    --------
                                                                      (thousands)
Income (loss) from operations, less intercompany,
 before corporate allocations
   Sales and marketing services group                $ 10,966    $  7,766    $ 21,377    $ 14,530
   Pharmaceutical products group                         (489)    (18,558)     (3,890)    (25,439)
   Medical devices and diagnostics                     (1,932)       (380)     (3,836)       (694)
   Corporate charges                                   (4,005)     (3,760)     (8,046)     (7,807)
                                                     --------    --------    --------    --------
     Total                                           $  4,540    $(14,932)   $  5,605    $(19,410)
                                                     ========    ========    ========    ========

Corporate allocations
   Sales and marketing services group                $ (3,124)   $ (2,159)   $ (6,165)   $ (4,605)
   Pharmaceutical products group                         (565)     (1,434)     (1,214)     (2,872)
   Medical devices and diagnostics                       (316)       (167)       (667)       (330)
   Corporate charges                                    4,005       3,760       8,046       7,807
                                                     --------    --------    --------    --------
     Total                                           $     --    $     --    $     --    $     --
                                                     ========    ========    ========    ========

Income (loss) from operations, less corporate
  allocations
   Sales and marketing services group                $  7,842    $  5,607    $ 15,212    $  9,925
   Pharmaceutical products group                       (1,054)    (19,992)     (5,104)    (28,311)
   Medical devices and diagnostics                     (2,248)       (547)     (4,503)     (1,024)
   Corporate charges                                       --          --          --          --
                                                     --------    --------    --------    --------
     Total                                           $  4,540    $(14,932)   $  5,605    $(19,410)
                                                     ========    ========    ========    ========

Reconciliation of EBIT to income
 before provision for income taxes
   Total EBIT for operating groups                   $  4,540    $(14,932)   $  5,605    $(19,410)
   Other income, net                                      226         356         495       1,245
                                                     --------    --------    --------    --------
   Income before provision
    for income taxes                                 $  4,766    $(14,576)   $  6,100    $(18,165)
                                                     ========    ========    ========    ========

Capital expenditures
   Sales and marketing services group                $    209    $  1,266    $    417    $  3,366
   Pharmaceutical products group                           --         217          --         429
   Medical devices and diagnostics                          3          28          10          52
                                                     --------    --------    --------    --------
     Total                                           $    212    $  1,511    $    427    $  3,847
                                                     ========    ========    ========    ========

Depreciation expense
   Sales and marketing services group                $    893    $    719    $  1,774    $  1,668
   Pharmaceutical products group                          122         663         377         923
   Medical devices and diagnostics                         94          99         202         148
                                                     --------    --------    --------    --------
     Total                                           $  1,109    $  1,491    $  2,353    $  2,739
                                                     ========    ========    ========    ========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

16.   Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment on at least an annual basis. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and determined that no impairment existed at January 1, 2002. The Company performed the required annual impairment tests in the fourth quarter of 2002 and determined that no impairment existed at December 31, 2002. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company's total goodwill which is not subject to amortization totaled approximately $11.1 million as of June 30, 2003 and December 31, 2002.

      There were no changes in the carrying amount of goodwill since December 31, 2002. The carrying amounts at June 30, 2003 by operating segment are shown below:

                                             SMSG      PPG      MD&D      Total
                                             ----      ---      ----      -----

        Balance as of December 31, 2002    $ 3,344   $  --     $ 7,788   $11,132

        Amortization                            --        --        --        --

        Goodwill additions                      --        --        --        --
                                           -------   -------   -------   -------

        Balance as of June 30, 2003        $ 3,344   $    --   $ 7,788   $11,132
                                           =======   =======   =======   =======

      All identifiable intangible assets recorded as of June 30, 2003 are being amortized on a straight-line basis over the life of the intangibles which is primarily five years. The carrying amounts at June 30, 2003 and December 31, 2002 are as follows:

                                        As of June 30, 2003            As of December 31, 2002
                                   -----------------------------    -----------------------------
                                   Carrying  Accumulated            Carrying  Accumulated
                                    Amount   Amortization   Net      Amount   Amortization   Net
                                   -----------------------------    -----------------------------

        Covenant not to compete     $1,686     $  611     $1,075     $1,686     $  442     $1,244

        Customer relationships       1,208        438        770      1,208        318        890

        Corporate tradename            172         63        109        172         45        127
                                               ------     ------     ------     ------     ------
            Total                   $3,066     $1,112     $1,954     $3,066     $  805     $2,261
                                    ======     ======     ======     ======     ======     ======

      Amortization expense totaled approximately $153,000 and $307,000 for the three-month and six-month periods ended June 30, 2003 and 2002, respectively. Estimated amortization expense for the next five years is as follows:

                      2003       $ 613
                                 =====
                      2004         613
                                 =====
                      2005         613
                                 =====
                      2006         422
                                 =====
                      2007          --
                                 =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

      Various statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgements about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth in "Risk Factors" under Part I, item 1, of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission, and (iii) set forth in the Company's periodic reports on Forms 10-Q and 8-K as filed with the Securities and Exchange Commission since January 1, 2003. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

      We are a healthcare sales and marketing company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries. We create and execute sales and marketing campaigns intended to improve the profitability of pharmaceutical or MD&D products. We do this by partnering with companies who own the intellectual property rights to these products and who recognize our ability to commercialize these products and maximize their sales performance. We have a variety of agreement types that we enter into with our partner companies, from fee for service arrangements to equity investments in a product or in a company. We have previously made, and still intend to make, acquisitions where appropriate in order to advance our strategy. Should an acquisition(s) be made, we will report it in its relevant segment. Currently, our three reporting segments include:

o     PDI sales and marketing services group (SMSG), comprised of:

      o     dedicated contract sales services (CSO);

      o     shared contract sales services (CSO);

      o     marketing research and consulting services (MR&C); and

      o     medical education and communication services (EdComm).

o     PDI pharmaceutical products group (PPG), comprised of:

      o     copromotion; and

      o     licensing.

o     PDI medical devices and diagnostics group (MD&D), comprised of:

      o     contract sales services (CSO);

      o     InServe;

      o     copromotion; and

      o     licensing.

      An analysis of these reporting segments and their results of operations is contained in Note 15 to the consolidated financial statements found elsewhere in this report and in the Consolidated Results of Operations discussion below.

PDI Sales and Marketing Services Group

      Given the customized nature of our business, we utilize a variety of contract structures. Historically, most of our product detailing contracts have been fee for service, i.e., the client pays a fee for a specified package of services. These contracts typically include operational benchmarks, such as a minimum number of sales representatives or a minimum number of calls. Any failure to meet these benchmarks may result in the imposition of contractual penalties and could adversely affect our future results of operations, cash flows or liquidity. Also, our contracts might have a lower base fee enhanced by potential incentives we can earn based on our performance. In these situations, we have the opportunity to earn additional fees, as incentives, based on attaining performance benchmarks.

      Our product detailing contracts generally are for terms of one to three years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason on 30 to 90 days' notice. These contracts typically, but not always, provide for termination payments in the event they are terminated by the client without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. Contracts may also be terminated for cause if we fail to meet stated performance benchmarks. The loss or termination of a large contract or the loss of multiple contracts could adversely affect our future results of operations, cash flows or liquidity.

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

PDI Pharmaceutical Products Group

      Our contracts within the PPG segment in general are more heavily performance based and have a higher risk potential and correspondingly an opportunity for higher profitability. We use a variety of structures for these contracts. These contracts typically involve significant start-up expenses and a greater risk of operating losses. These contracts normally require significant participation from our PPG, MR&C and EdComm professionals whose skills include marketing, brand management, trade relations and marketing research.

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

      In May 2001, we entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R), which agreement runs through December 31, 2003. In July 2003, the FDA granted Novartis pediatric exclusivity for Lotensin until February 2004. On May 20, 2002, this agreement was replaced by two separate agreements, one for Lotensin and one for Lotrel-Diovan through the addition of Diovan(R) and Diovan HCT(R). Pursuant to this agreement, we provide promotion, selling, marketing, and brand management for Lotensin. In exchange, we are entitled to receive a revenue split for Lotensin based on certain total prescription (TRx) objectives above specified contractual baselines. Also under this agreement, we copromote Lotrel, Diovan and Diovan HCT in the U.S. for which we are entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain total prescription TRx objectives.

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

      In the event our estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, this program could have a material adverse impact on our results of operations, cash flows and liquidity. While we currently estimate that future revenues will continue to exceed costs associated with this program, as was the case in the quarter and six months ended June 30, 2003, there is no assurance that actual revenues will exceed costs in the future; in which event the activities covered by this program could yield an operating loss and a contract loss reserve could be required.

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

      Based upon management's assessment of the future performance potential of the Evista brand, on November 11, 2002, we and Eli Lilly mutually agreed to terminate the contract as of December 31, 2002. We accrued a contract loss of $7.8 million as of September 30, 2002 representing the anticipated future loss expected to be incurred by us to fulfill our contractual obligations under the Evista contract. There was no remaining accrual as of December 31, 2002 or June 30, 2003 as we had no further obligations due to the termination of the contract. Operating losses of $8.9 million and $17.7 million were recognized in the quarter and six months ended June 30, 2002, respectively. There was no activity in the quarter and six months ended June 30, 2003 since the termination was effective December 31, 2002.

      On December 31, 2002, we entered into a licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the U.S. Food and Drug Administration (FDA) in June 2002. The initial 10-month Prescription Drug User Fee Act (PDUFA) date for the product was April 5, 2003. In March 2003, Cellegy was notified by the FDA that the PDUFA date had been revised to July 3, 2003. On July 3, 2003, Cellegy was notified by the FDA that Fortigel was not approved. Cellegy is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. We cannot predict with any certainty that the FDA will ultimately approve Fortigel for sale in the U.S.

      Under the terms of the agreement, we paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This nonrefundable payment was made prior to FDA approval and, since there is no alternative future use of the licensed rights, the $15.0 million payment was expensed by us in December 2002, when incurred. This amount was recorded in other selling, general, and administrative expenses in the December 31, 2002 consolidated statement of operations. Pursuant to the terms of the license agreement, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales. As discussed in Note 13, we settled a lawsuit which sought to enjoin our performance under this agreement.

PDI Medical Devices and Diagnostics Group

      On September 10, 2001, we acquired InServe Support Solutions (InServe) in a transaction treated as an asset acquisition for tax purposes. InServe is a nationwide supplier of supplemental field-staffing programs for the MD&D industry. InServe employs nurses, medical technologists and other clinicians who visit hospital and non-hospital accounts and provide hands-on clinical education and after-sales support to maximize product utilization and customer satisfaction. InServe's clients include many of the leading MD&D manufacturers, including Becton Dickinson, Boston Scientific and Johnson & Johnson.

      In addition to helping establish our initial presence in the MD&D market, the InServe acquisition facilitated our entry into, and helped us establish, a contract sales business within the MD&D market. Our MD&D service contracts have similar provisions to those sales and marketing services contracts described in our SMSG segment.

      In October 2002, we entered into an agreement with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products. Pursuant to this agreement we have certain minimum purchase requirements. The minimum purchase requirement for the calendar year 2003 is $750,000. The minimum purchase requirement for each subsequent calendar year is based on the aggregate dollar volume of sales of products during the 12-month period ending with September of the prior year, but in no event less than $750,000. We began selling the Xylos product in January 2003; however, initial sales have been significantly slower than anticipated and we are currently reviewing our strategies regarding XCell. Continued slow performance in selling the Xylos product could adversely affect our results of operations, cash flows or liquidity and also could potentially impair the MD&D unit's ability to recover the value of its intangible assets including goodwill.

      On May 29, 2003, we entered into an agreement with Organogenesis, Inc. (Organogenesis) whereby we will provide sales, marketing, and clinical support for Apligraf(R), Organogenesis' living, bi-layered skin substitute. We will leverage our wound care sales force and provide marketing resources in support of Apligraf. PDI InServe will utilize its current team of wound care nurses to provide aftersale clinical support for practitioners. Under the terms of the agreement, we will receive a fee with the potential to earn incentives based on performance. Organogenesis has termination rights based on established performance criteria subject to 90 days' notice.

Revenues and costs of revenue

      The paragraphs that follow describe the guidelines that we adhere to in accordance with GAAP when recognizing revenue and cost of goods and services in our financial statements. GAAP requires that service revenue and product revenue and their respective direct costs be shown separately on the income statement. However, our reporting segments' revenue and direct costs may consist of both product and service activities; the segment financial results are discussed later in the Consolidated Results of Operations section beginning on page 26 and in Note 15 to the consolidated financial statements located elsewhere in this report.

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the pharmaceutical industry continues to consolidate. As a result, we are likely to continue to experience significant client concentration in future periods.

      For the three and six month periods ended June 30, 2003, two clients, who each individually represented 10% or more of our service revenue, accounted for approximately 70.3% and 69.7%, respectively, of our service revenue. For the three and six month periods ended June 30, 2002, our largest clients who each accounted for more than 10% of our service revenue totaled 61.8% and 73.7%, respectively, of our total service revenue.

      Our product revenue for the three and six months ended June 30, 2003 was comprised entirely of sales of the Xylos wound care products which began commercialization during January 2003. Of the $6.2 million recorded as product revenue for the six months ended June 30, 2002, approximately $716,000 was from the sale of Ceftin inventory. The balance of $5.5 million resulted from the net positive adjustments recorded in sales returns and allowances, discounts and rebates that occurred during the six month period as we continued to satisfy our liabilities relating to the previous reserves recorded as a result of Ceftin sales in prior periods. Since those reserves were initially set up as estimates using historical data and other information, there may continue to be both positive and negative adjustments made as the liabilities are settled in future periods, particularly through the expiration date of the product sold which runs through June 2004. These adjustments will be reflected in product revenue consistent with the classification of such accruals when they were initially recorded.

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

Program expenses include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria, travel expenses, sample expenses and other promotional expenses. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes, for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. For all contracts, training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. When we receive a specific contract payment from a client upon commencement of a product detailing program expressly to compensate us for recruiting, hiring and training services associated with staffing that program, such payment is deferred and recognized as revenue in the same period that the recruiting and hiring expenses are incurred and the amortization of the deferred training is expensed. When we do not receive a specific contract payment for recruiting, hiring and training, all revenue is deferred and recognized over the life of the contract. Product detailing, marketing and promotional expenses related to the detailing of products we distribute are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

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

      Product revenue and cost of goods sold

      As mentioned previously, product revenue for the three and six month periods ended June 30, 2003 resulted primarily from the sale of the Xylos wound care products. Product revenue recognized in prior periods related to the Ceftin contract which terminated by mutual consent in February 2002. Product revenue is recognized when products are shipped and title is transferred to the customer.

      Cost of goods sold includes all expenses for product distribution costs, acquisition and manufacturing costs of the product sold. Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out costing method. Inventory to date has consisted of only finished goods.

Consolidated Results of Operations

      The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

                                                           Three Months Ended        Six Months Ended
                                                                June 30,                 June 30,
                                                           ------------------       -------------------
                                                            2003        2002         2003         2002
                                                           ------      ------       ------       ------
Revenue
   Service, net .......................................      99.9%       99.2%        99.9%        95.6%
   Product, net .......................................       0.1         0.8          0.1          4.4
                                                           ------      ------       ------       ------
     Total revenue, net ...............................     100.0%      100.0%       100.0%       100.0%
Cost of goods and services
   Program expenses ...................................      70.6        98.8         72.2         94.7
   Cost of goods sold .................................       0.1         0.0          0.1          0.0
                                                           ------      ------       ------       ------
     Total cost of goods and services .................      70.7%       98.8%        72.3%        94.7%

Gross profit ..........................................      29.3         1.2         27.7          5.3
Compensation expense ..................................      12.8        14.0         13.0         12.2
Other selling, general and administrative expenses ....      10.1         9.7          9.4          7.1
Restructuring and other related expenses, net .........        --          --         (0.2)          --
Litigation settlement .................................        --          --          1.5           --
                                                           ------      ------       ------       ------
   Total operating expenses ...........................      22.9        23.7         23.7         19.3
                                                           ------      ------       ------       ------
Operating income (loss) ...............................       6.4       (22.5)         4.0        (14.0)
Other income, net .....................................       0.3         0.6          0.4          0.9
                                                           ------      ------       ------       ------
Income (loss) before provision for income taxes .......       6.7       (21.9)         4.4        (13.1)
Provision (benefit) for income taxes ..................       2.7        (8.1)         1.8         (4.8)
                                                           ------      ------       ------       ------
Net income (loss) .....................................       4.0%      (13.8)%        2.6%        (8.3)%
                                                           ======      ======       ======       ======

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Revenue. Net revenue for the quarter ended June 30, 2003 was $71.3 million, 7.1% more than net revenue of $66.5 million for the quarter ended June 30, 2002. As disclosed elsewhere in this MD&A, the Novartis sales force responsible for Lotrel/Diovan is now classified in the SMSG segment instead of the PPG segment where it was classified in 2002 due to a change in the nature of the arrangement. Net revenue from the SMSG segment for the quarter ended June 30, 2003 was $56.4 million, approximately 16.4% more than net revenue of $48.4 million from that segment for the comparable prior year period. We were awarded three significant fee for service contracts in July 2003. GSK awarded us a contract beginning in July 2003 running through September 2004, which represents between $80 million and $85 million in potential revenue over the fifteen month agreement. The other contracts, which became effective August 1, 2003 will run through December 31, 2004 and could represent an incremental revenue impact of between $60 million and $70 million over their full term.

      Net PPG service revenue for the quarter ended June 30, 2003 was $12.2 million compared to $15.9 million in the comparable prior year period. Approximately $8.9 million was attributable to our Lotensin contract for the three month period ended June 30, 2003. There was $500,000 in product revenue recorded for the period ended June 30, 2002 all of which was attributable to the changes in estimates related to sales allowances and returns, discounts and rebates recorded on previous Ceftin sales.

      Net revenue from the MD&D segment was $2.7 million compared to $2.2 million in the comparable prior year period. This increase was due to the increased MD&D service revenue of approximately $391,000, or 18.0% and the Xylos product sales of approximately $82,000.

      Cost of goods and services. Cost of goods and services for the quarter ended June 30, 2003 was $50.4 million, 23.3% less than cost of goods and services of $65.7 million for the quarter ended June 30, 2002. As a percentage of total net revenue, cost of goods and services decreased to 70.7% for the quarter ended June 30, 2003 from 98.8% in the comparable prior year period.

      Program expenses (i.e., cost of services) associated with the SMSG segment for the quarter ended June 30, 2003 were $39.3 million, 15.3% more than program expenses of $34.1 million for the prior year period due primarily to increased revenue. As a percentage of sales and marketing services segment revenue, program expenses for the quarters ended June 30, 2003 and 2002 were 69.7% and 70.4%, respectively.

      Cost of goods and services associated with the PPG segment were $9.1 million and $30.1 million for the quarters ended June 30, 2003 and 2002, respectively. As a percentage of PPG revenue, cost of goods and services for the quarters ended June 30, 2003 and 2002 were 74.6% and 189.6%, respectively.

      All of the contracts in the PPG segment have annual performance parameters, the successful achievement of which will not be certain until the fourth quarter of 2003. Until that time the gross profit percentage for the PPG segment will normally be less than our traditional contracts in the SMSG segment. It is not possible at this time to predict that these performance parameters will be achieved or that the gross profit percentage will improve in future quarters. During 2002, the gross profit in this segment was negative due to the underperformance of our contracted products, most notably under the Evista agreement which was terminated effective December 31, 2002. We incurred an operating loss of approximately $8.9 million under the Evista contract in the second quarter of 2002.

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

      Cost of goods and services associated with the MD&D segment for the quarter ended June 30, 2003 were $2.0 million, of which $78,000 was related to product sales, 33.2% more than program expenses of $1.5 million for the prior year period.

      Compensation expense. Compensation expense for the quarter ended June 30, 2003 was $9.1 million, 1.8% less than $9.3 million for the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 12.8% for the quarter ended June 30, 2003 from 14.0% for the quarter ended June 30, 2002. Compensation expense for the quarter ended June 30, 2003 attributable to the SMSG segment was $5.6 million, approximately the same as $5.6 million for the quarter ended June 30, 2002. As a percentage of net revenue from the SMSG segment, compensation expense decreased to 10.0% for the quarter ended June 30, 2003 from 11.6% for the quarter ended June 30, 2002 due to the increase in revenue in the current year quarter. Compensation expense for the quarter ended June 30, 2003 attributable to the PPG segment was $2.3 million, or 19.1% of PPG revenue, compared to $2.9 million, or 18.4% in the prior year period. Due to the FDA's determination that Fortigel is not approved at the current time, we are not expecting to increase the SG&A investment in this segment in the near future. Compensation expense for the MD&D segment for the quarter ended June 30, 2003 was $1.2 million compared to $0.8 million in the comparable prior year period, reflecting the increased capabilities required for the launch and continuing marketing of our wound care products.

      Other selling, general and administrative expenses (other SG&A). Total other SG&A expenses were $7.2 million for the quarter ended June 30, 2003, 11.7% more than other SG&A expenses of $6.5 million for the quarter ended June 30, 2002. As a percentage of total net revenue, total other SG&A expenses increased slightly to 10.1% for the quarter ended June 30, 2003 from 9.7% for the quarter ended June 30, 2002.

      Other SG&A expenses attributable to the SMSG segment for the quarter ended June 30, 2003 were $3.6 million, 15.9% higher than $3.1 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from sales and marketing services, other SG&A expenses remained the same at 6.4% for the quarters ended June 30, 2003 and 2002, respectively.

      Other SG&A expenses attributable to the PPG segment for the quarter ended June 30, 2003 were $1.8 million compared to $2.9 million for the comparable prior year period. We expect that there will be increases in infrastructure for this segment during the next several quarters.

      Other SG&A expenses attributable to the MD&D segment for the quarter ended June 30, 2003 were $1.8 million, compared to $515,000 for the comparable prior year period. This increase was primarily attributable to the sales force costs and other marketing costs associated with the launch of our wound care products, which began in January 2003. Excluding this $1.3 million increase in the MD&D segment, the total other SG&A expenses would have been 9.2% less than the comparable prior year period rather than 11.7% higher.

      Operating income (loss). Operating income for the quarter ended June 30, 2003 was $4.5 million, compared to an operating loss of $14.9 million for the quarter ended June 30, 2002.

      Operating income for the quarter ended June 30, 2003 for the SMSG segment was $7.8 million, or 39.9% higher than the SMSG operating income for the quarter ended June 30, 2002 of $5.6 million. As a percentage of net revenue from the SMSG segment, operating income for that segment increased to 13.9% for the quarter ended June 30, 2003, from 11.6% for the comparable prior year period.

      There was an operating loss for the PPG segment for the quarter ended June 30, 2003 of $1.0 million, compared to an operating loss of $20.0 million for the prior year period. The improvement in the PPG segment results was primarily attributable to the termination of the Evista contract as of December 31, 2002 and the performance on Lotensin, which exceeded the contractual TRx baseline by a wider margin than had been expected.

      The MD&D segment recorded an operating loss of $2.3 million, compared to an operating loss of $546,000 in the comparable prior year period, primarily due to the costs incurred for the launch of the Xylos wound care products.

      Other income, net. Other income, net, for the quarters ended June 30, 2003 and 2002 was $226,000 and $356,000, respectively, and was comprised primarily of interest income which is lower in 2003 due to lower available cash balances and significantly lower interest rates.

      Provision (benefit) for income taxes. There was income tax expense of approximately $2.0 million for the quarter ended June 30, 2003, compared to an income tax benefit of $5.4 million for the quarter ended June 30, 2002, which consisted of Federal and state corporate income taxes. The effective tax rate for the quarter ended June 30, 2003 was 41.0%, compared to an effective tax benefit rate of 36.9% for the quarter ended June 30, 2002. The rate for our 2002 tax benefit is lower than the 2003 effective tax rate because some states do not permit loss carryforwards or may impose minimum taxes, or both.

      Net income (loss). There was net income for the quarter ended June 30, 2003 of approximately $2.8 million, compared to a net loss of $9.2 million for the quarter ended June 30, 2002 due to the factors discussed previously.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Revenue. Net revenue for the six months ended June 30, 2003 was $138.8 million, 1.1% less than net revenue of $140.4 million for the six months ended June 30, 2002. As disclosed elsewhere in the MD&A, the Novartis sales force responsible for Lotrel/Diovan is now classified in the SMSG segment instead of the PPG segment where it was classified in 2002 due to a change in the nature of the arrangement. Net revenue from the SMSG segment for the six months ended June 30, 2003 was $111.0 million, $8.4 million more than net revenue of $102.6 million from that segment for the comparable prior year period. We were awarded three significant fee for service contracts in July 2003. GSK awarded us a contract beginning in July 2003 running through September 2004, which represents between $80 million and $85 million in potential revenue over the fifteen month agreement. The other contracts, which became effective August 1, 2003 will run through December 31, 2004 and could represent an incremental revenue impact of between $60 million and $70 million over their full term. Net PPG revenue for the six months ended June 30, 2003 was $22.2 million, $11.2 million less than net revenue of $33.4 million for the comparable prior year period, of which $6.2 million was product revenue. Approximately $16.4 million was attributable to our Lotensin contract for the six months ended June 30, 2003. With regard to product revenue in 2002, approximately $716,000 was attributable to sales of Ceftin and $5.5 million was attributable to the changes in estimates related to sales allowances and returns, and discounts and rebates recorded on previous Ceftin sales. Net revenue for the MD&D segment for the six months ended June 30, 2003 was $5.6 million compare to $4.4 million for the comparable prior year period. This increase can be attributed primarily to the increased revenue generated by the MD&D service business.

      Cost of goods and services. Cost of goods and services for the six months ended June 30, 2003 was $100.3 million, 24.6% less than cost of goods and services of $133.0 million for the six months ended June 30, 2002. The decrease was primarily attributable to the termination of the Evista contract and the related program expenses. As a percentage of total net revenue, cost of goods and services decreased to 72.3% for the six months ended June 30, 2003 from 94.7% in the comparable prior year period. This decrease was primarily attributable to the negative gross profit associated with the Eli Lilly and Novartis contracts from the comparable prior year period. The gross profit percentage of 27.7% attained on service revenue for the first six months of 2003 approximates our historical standards which had been established through the year 2000.

      Program expenses (i.e., cost of services) associated with the SMSG segment for the six months ended June 30, 2003 were $77.4 million, $1.2 million more than program expenses of $76.2 million for the prior year period. As a percentage of sales and marketing services segment revenue, program expenses for the six months ended June 30, 2003 and 2002 were 69.8% and 74.2%, respectively. The gross profit increase to 30.2% from 25.8% is primarily attributable to the amount of performance incentives earned in the first quarter of 2003, which were approximately $4.7 million, $2.6 million higher than in the comparable prior year period.

      Cost of goods and services associated with the PPG segment were $18.8 million and $53.9 million for the six months ended June 30, 2003 and 2002, respectively. As a percentage of PPG revenue, cost of goods and services for the six months ended June 30, 2003 and 2002 was 84.8% and 161.2%, respectively. The decrease can be attributed to the termination of the Evista contract and the improved performance of the Novartis Lotensin contract.

      Performance based contracts can achieve a gross profit percentage above our historical averages for contract sales programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product falls short of baselines. While we currently estimate that future revenues will equal or exceed costs associated with our current PPG agreements, there is no assurance that this will occur; in the event the activities covered by these agreements yield an operating loss, we might be required to record a contract loss reserve.

      Cost of goods and services associated with the MD&D segment were $4.1 million for the six months ended June 30, 2003, 38.9% more than cost of goods and services of $2.9 million for the six months ended June 30, 2002. The Company recognized a negative gross profit margin on the sale of the Xylos product for the six month period ended June 30, 2003. The average per unit sales price exceeded the average per unit acquisition cost of the inventory by an amount considered normal for the industry. However, due primarily to the low volume of initial sales of the product the fixed warehousing costs exceeded the gross profit generated from sales of the product. Based on our current projection, we expect to fully recover the cost of the Xylos inventory on hand at June 30, 2003. However if revenue does not increase in an amount sufficient to cover both the cost of inventory and the fixed warehousing costs, we could continue to generate negative gross profit on the sales of the Xylos product. Continued slow performance in selling the Xylos product could also potentially impair the MD&D unit's ability to recover the value of its intangible assets including goodwill.

      Compensation expense. Compensation expense for the six months ended June 30, 2003 was $18.0 million, compared to $17.1 million for the comparable prior year period. As a percentage of total net revenue, compensation expense increased to 13.0% for the six months ended June 30, 2003 from 12.1% for the six months ended June 30, 2002. The increased compensation expense for the six months ended June 30, 2003 is due in large part to increased incentive compensation expense accrual, due to improved results for the six-month period ended June 30, 2003 as compared to the net loss experienced in the comparable prior year period which greatly reduced incentive compensation potential; excluding this increase in accrual, compensation expense for the six months ended June 30, 2003 would be 11.7% lower than the comparable prior year period due to the impact of the staff reduction and other efficiencies related to the 2002 Restructuring Plan. Compensation expense for the six months ended June 30, 2003 attributable to the SMSG segment was $10.9 million compared to $10.1 million for the six months ended June 30, 2002. As a percentage of net revenue from the SMSG segment, compensation expense was 9.9% for both of the six-month periods ended June 30, 2003 and June 30, 2002. Compensation expense for the six months ended June 30, 2003 attributable to the PPG segment was $4.7 million, or 21.0% of PPG revenue, compared to $5.5 million, or 16.4% in the comparable prior year period. Compensation expense for the six months ended June 30, 2003 for the MD&D segment was $2.4 million compared to $1.5 million for the comparable prior year period; increased management attention because of the start-up activities in 2003 has resulted in higher compensation expense for this segment.

      Other selling, general and administrative expenses. (other SG&A) Total other SG&A expenses were $13.0 million for the six months ended June 30, 2003, 33.4% more than other SG&A expenses of $9.8 million for the six months ended June 30, 2002. A significant portion of this unfavorable variance is attributable to a large nonrecurring credit that lowered the 2002 expense base, and the presence of additional investment in a start-up that began in 2003. A credit of $2.3 million was recorded in the six months ended June 30, 2002 for the reversal of a bad debt reserve associated with Ceftin sales and determined to be no longer required as of March 31, 2002.

      In 2003, MD&D had product sales force and marketing expenses of $1.8 million which were not present in 2002. Adjusting the six month periods ending June 30, 2003 and 2002 for the two items listed above, other SG&A would have been $11.2 million for the six months ended June 30, 2003, 7.4% less than $12.1 million for the comparable prior year period.

      As a percentage of total net revenue, total other SG&A expenses, as adjusted above, decreased to 8.1% for the six months ended June 30, 2003 from 8.6% for the six months ended June 30, 2002. Other SG&A expenses attributable to the SMSG segment for the six months ended June 30, 2003 were $6.4 million, which were comparable to the $6.4 million for the six months ended June 30, 2002.

      As a percentage of net revenue from sales and marketing services, other SG&A expenses were 5.8% and 6.2% for the six months ended June 30, 2003 and 2002, respectively. Other SG&A expenses attributable to the PPG segment for the six months ended June 30, 2003 were $3.1 million compared to $2.4 million for the comparable prior year period. Other SG&A expenses attributable to the MD&D segment for the six months ended June 30, 2003 were $3.5 million compared to $1.0 million for the six months ended June 30, 2002 due to the increased sales and marketing costs as discussed above.

      Restructuring and other related expenses. During the six months ended June 30, 2003, we recognized a $270,000 reduction in the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio. During the quarter ended June 30, 2003 we incurred approximately $133,000 of additional restructuring expense due to higher than expected contractual termination costs. This additional expense was recorded in program expenses consistent with the original recording of the restructuring charges. Also during the quarter ended June 30, 2003 we recognized a $473,000 reduction in the restructuring accrual due to lower than expected sales force severance costs. Greater success in the reassignment of sales representatives to other programs and the voluntary departure of other sales representatives combined to reduce the requirement for severance costs. This expense reversal was recorded in program expenses consistent with the original recording of the restructuring charges. See the "Restructuring and other related expenses" disclosure in the "Liquidity and Capital Resources" section below for further explanations of the Restructuring Plan and related activity.

      Litigation settlement. On May 8, 2003, we entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement). We recorded a $2.1 million charge in the first quarter of 2003 which included a cash payment paid upon execution of the Settlement Agreement and other additional expenses that were required as part of the settlement (refer to Note 13 in the unaudited consolidated financial statements).

      Operating income (loss). Operating income for the six months ended June 30, 2003 was $5.6 million, compared to an operating loss of $19.4 million for the six months ended June 30, 2002. The operating loss was primarily the result of losses generated by the performance based contracts in 2002, in particular the Evista contract.

      Operating income for the six months ended June 30, 2003 for the SMSG segment was $15.2 million, or 53.3% more than SMSG operating income for the six months ended June 30, 2002 of $9.9 million. As a percentage of net revenue from the SMSG segment, operating income for that segment increased to 13.7% for the six months ended June 30, 2003, from 9.7% for the comparable prior year period.

      There was an operating loss for the PPG segment for the six months ended June 30, 2003 of $5.1 million, compared to an operating loss of $28.3 million for the prior year period. The large loss for the six months ended June 30, 2002 can be attributed to the performance of the Evista and Lotensin contracts.

      There was an operating loss of $4.5 million for the six months ended June 30, 2003 for the MD&D segment compared to an operating loss of $1.0 million in the comparable prior year period, primarily due to the start-up of the Xylos product business.

      Other income, net. Other income, net, for the six months ended June 30, 2003 and 2002 was $495,000 and $1.2 million, respectively. For the six months ended June 30, 2003, other income, net, was comprised primarily of interest income, which was significantly lower than the comparable prior year period due to lower available cash balances and significantly lower interest rates. Other income, net, for the comparable prior year period and was also comprised primarily of interest income.

      Provision (benefit) for income taxes. There was income tax expense $2.5 million for the six months ended June 30, 2003, compared to an income tax benefit of $6.7 million for the six months ended June 30, 2002, which consisted of Federal and state corporate income taxes. The effective tax rate for the six months ended June 30, 2003 was 41.1%, compared to an effective tax benefit rate of 36.9% for the six months ended June 30, 2002. The rate for our 2002 tax benefit is lower than the 2003 effective tax rate because some states do not permit loss carryforwards or may impose minimum taxes, or both.

      Net income (loss). There was net income for the six months ended June 30, 2003 of $3.6 million, compared to a net loss of $11.5 million for the six months ended June 30, 2002 due to the factors discussed previously.

Liquidity and Capital Resources

      As of June 30, 2003, we had cash and cash equivalents of approximately $66.5 million and working capital of approximately $89.1 million, compared to cash and cash equivalents of approximately $66.8 million and working capital of approximately $81.9 million at December 31, 2002.

      For the six months ended June 30, 2003, net cash used in operating activities was $4.8 million, compared to $76.1 million net cash used in operating activities for the six months ended June 30, 2002. The main components of cash used in operating activities during the six months ended June 30, 2003 were:

      o cash used from other changes in assets and liabilities of $11.5 million, which includes an increase in other current assets for the escrow funding relating to $2.9 million of letters of credit associated with our insurance policies, and reductions in our restructuring accruals of $3.9 million, partially offset by,

      o     net income of approximately $3.6 million, and

      o depreciation and other non-cash expenses of approximately $3.1 million.

      Inventory increased by $0.4 million. Inventory as of June 30, 2003 was approximately $1.1 million and is associated with our XCell wound care product distribution agreement with Xylos.

      As of June 30, 2003, we had $5.2 million of unearned contract revenue and $11.3 million of unbilled costs and accrued profits on contracts in progress. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Substantially all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of June 30, 2003 we had accumulated approximately $4.6 million in unbilled costs with regard to the launching of two large dedicated CSO contracts. These amounts were billed in July 2003.

      The net changes in the "Other changes in assets and liabilities" section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including seasonality of product sales, number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period.

      For the six months ended June 30, 2003, net cash provided by investing activities of $3.8 million consisted of $4.2 million received from the sale of short-term investments, partially offset by $0.4 million in purchases of property and equipment.

      For the six months ended June 30, 2003, net cash provided by financing activities of $0.7 million was due to the net proceeds received from the employee stock purchase plan. For the six months ended June 30, 2002 net cash provided by financing activities of $1.5 million was primarily due to the net proceeds received from the employee stock purchase plan.

      Capital expenditures during the six-month periods ended June 30, 2003 and 2002 were approximately $0.4 million and $3.8 million, respectively, and were funded out of available cash. As a result of the significant investment in capital expenditures during 2002 of $4.0 million and 2001 of $15.6 million, we currently estimate that we will require capital expenditures of only approximately $20.0 million in 2003.

      Due to the ability to carry back net operating losses incurred for the year ended December 31, 2002, we expect to receive a Federal income tax refund of approximately $20.0 million in 2003.

      Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the six months ended June 30, 2003, we had two major clients that accounted for approximately 36.5% and 33.2%, respectively, or a total of 69.7%, of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, results of operations, cash flows or liquidity.

      Under our license agreement with Cellegy, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA to promote, sell and distribute the product in the U.S. Upon payment, this incremental milestone license fee will be recorded as an intangible asset and amortized over the estimated commercial life of the product, as then determined. This payment will be funded, when due, out of cash flows provided by operations and existing cash balances. In addition, under the license agreement, we will be required to pay Cellegy royalty payments ranging from 20% to 30% of net sales, including minimum royalty payments, if and when complete FDA approval is received. We believe that these royalty payments will be offset by product revenue. The initial 10-month Prescription Drug User Fee Act (PDUFA) date for the product was April 5, 2003. In March 2003, Cellegy was notified by the FDA that the PDUFA date had been revised to July 3, 2003. On July 3, 2003, Cellegy was notified by the FDA that Fortigel was not approved. Cellegy is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. We cannot predict with any certainty that the FDA will ultimately approve Fortigel for sale in the U.S. Therefore it is unlikely we will be required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2003.

      We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

Restructuring and other related expenses

      During the third quarter of 2002, we adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within our markets for the sales and marketing services segment, and the recognition that the infrastructure that supported these business units was larger than required. We estimate that the restructuring will result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time we initiated the restructuring; however, these savings may be offset by incremental SG&A expenses we could incur in 2003 and future periods if we are successful in expanding our business platforms for our segments. The majority of the restructuring activities were completed by December 31, 2002, with full completion expected by September 30, 2003.

      In connection with this plan, we originally estimated that we would ultimately require total restructuring expenses of approximately $5.4 million, other non-recurring expenses of approximately $0.1 million, and accelerated depreciation of approximately $0.8 million. All but $0.3 million of these expenses were recognized in 2002.

      The primary items comprising the $5.4 million in restructuring expenses were $3.7 million in severance expense consisting of cash and non-cash termination payments to employees in connection with their involuntary termination and $1.7 million in other restructuring exit costs relating to leased facilities and other contractual obligations.

      During the quarter ended March 31, 2003, we recognized a $270,000 reduction in to the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio.

      During the quarter ended June 30, 2003 we incurred approximately $133,000 of additional restructuring expense due to higher than expected contractual termination costs. This additional expense was recorded in program expenses consistent with the original recording of the restructuring charges.

      Also during the quarter ended June 30, 2003 we recognized a $473,000 reduction in to the restructuring accrual due to lower than expected sales force severance costs. Greater success in the reassignment of sales representatives to other programs and the voluntary departure of other sales representatives combined to reduce the requirement for severance costs. This adjustment was recorded in program expenses consistent with the original recording of the restructuring charges.

      The accrual for restructuring and exit costs totaled approximately $800,000 at June 30, 2003, and is recorded in current liabilities on the accompanying balance sheet.

      A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                                      Balance at
                                   December 31, 2002                    Balance at
                                            Adjustments    Payments   June 30, 2003
        Administrative severance     $ 1,670      $  --        $(1,172)     $   498
        Exit costs                     1,288         (137)        (849)         302
                                     -------      -------      -------      -------
                                       2,958         (137)      (2,021)         800
                                     -------      -------      -------      -------
        Sales force severance          1,741         (473)      (1,268)          --
                                     -------      -------      -------      -------
           Total                     $ 4,699      $  (610)     $(3,289)     $   800
                                     =======      =======      =======      =======

Use Of Non-GAAP Financial Information

      This Form 10-Q contains non-GAAP financial information adjusted to exclude certain costs, expenses, gains and losses and other non-comparable items. This information is intended to enhance an investor's overall understanding of the Company's past financial performance and prospects for the future. For example, non-GAAP financial information is an indication of our baseline performance before items that are considered by us to be not reflective of our operational results. In addition, this information is among the primary indicators we use as a basis for planning and forecasting of future periods. This information is not intended to be considered in isolation or as a substitute for financial information prepared in accordance with generally accepted accounting principles.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, PDI's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

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

Bayer-Baycol Litigation

      We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and detailed by us on Bayer's behalf under a contract sales force agreement. We may be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. To date, we have defended these actions vigorously and have asserted a contractual right of indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred to date in defending these proceedings. Bayer previously agreed to reimburse a minimum of $750,000 of legal fees which were accrued at December 31, 2002 and received in the first quarter of 2003. We are currently in discussions with Bayer regarding additional legal fee reimbursements; however, no agreement has been reached and therefore no additional amounts have been accrued to-date.

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

      On May 8, 2003, we entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement as well as certain other additional expenses. We recorded a $2.1 million charge in the first quarter of 2003 related to this settlement. Pursuant to the Settlement Agreement, we also agreed that we would
(a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxilium an additional amount per prescription to be determined based upon a specified formula, in the event any prescriptions are filled for Fortigel prior to January 26, 2004. As discussed in Note 4, on July 3, 2003 Cellegy was notified by the FDA that Fortigel had not been approved. We do not believe that the terms of the Settlement Agreement will have any material impact on the success of our commercialization of the product if and when the FDA approves it. There can be no assurances that the FDA will approve the product at a later date.

Other Legal Proceedings

      We are currently a party to other legal proceedings incidental to our business.

      While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations, cash flows or liquidity.

      No amounts have been accrued for losses under any of the above mentioned matters, other than for the Auxilium litigation settlement reserve, as no other amounts are considered probable or reasonably estimable at this time.

Item 2 - Not Applicable

Item 3 - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

      On July 15, 2003, the Company held its 2003 Annual Meeting of Stockholders. At the meeting Charles T. Saldarini, John M. Pietruski, and Frank
J. Ryan were reelected as Class II Directors of the Company for three year terms with 12,663,586, 12,560,476, and 11,047,094 votes cast in favor of their election, respectively, and 87,959, 191,078, and 1,704,451 votes withheld, respectively. In addition, the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal 2003 was ratified with 9,911,917 votes in favor, 2,834,626 votes against and 5,001 votes withheld.

Item 5 - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
  No.
  ---
  32.1    Certification of Chief Executive Officer
  32.2    Certification of Chief Financial Officer

(b)   Reports on Form 8-K

During the three months ended June 30, 2003, the Company filed the following reports on Form 8-K:

              Date         Item                 Description
          ------------   --------     ------------------------------
          May 6, 2003        5        Earnings Press Release
          May 14, 2003       5        Revised Earnings Press Release

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 5, 2003                                             PDI, INC.


                                           By: /s/ Charles T. Saldarini
                                               ---------------------------------
                                               Charles T. Saldarini
                                               Chief Executive Officer


                                           By: /s/ Bernard C. Boyle
                                               ---------------------------------
                                               Bernard C. Boyle
                                               Chief Financial and Accounting
                                               Officer

                                    PDI, INC.

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION

      I, Charles T. Saldarini, certify that:

      1. I have reviewed this Form 10-Q for the quarter ended June 30, 2003 of PDI, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

            (a) Designed such disclosure controls and procedures,or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                       /s/ Charles T. Saldarini
                                       -----------------------------------------
                                                 Charles T. Saldarini
                                       Vice Chairman and Chief Executive Officer

Date: August 5, 2003

                                    PDI, INC.

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION

      I, Bernard C. Boyle, certify that:

      1. I have reviewed this Form 10-Q for the quarter ended June 30, 2003 of PDI, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

            (a) Designed such disclosure controls and procedures,or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                        /s/ Bernard C. Boyle
                                        ----------------------------------------
                                                   Bernard C. Boyle
                                                Chief Financial Officer

Date: August 5, 2003