Form 10-Q
period 2003-09-30
PDI INC
filed 2003-11-06
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2003

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

                                 Yes |X| No |_|

As of October 31, 2003 the Registrant had a total of 14,356,317 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX

                                    PDI, INC.

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.    Consolidated Financial Statements (unaudited)

           Balance Sheets
           September 30, 2003 and December 31, 2002............................3

           Statements of Operations -- Three and Nine Months
           Ended September 30, 2003 and 2002...................................4

           Statements of Cash Flows -- Nine
           Months Ended September 30, 2003 and 2002............................5

           Notes to Interim Financial Statements...............................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................21

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk......................................Not Applicable

Item 4.    Controls and Procedures............................................37

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..................................................38
Item 2.    Changes in Securities and Use of Proceeds..........................39
Item 3.    Default Upon Senior Securities.....................................39
Item 4.    Submission of Matters to a Vote of Security Holders................39
Item 5.    Other Information..................................................39
Item 6.    Exhibits and Reports on Form 8-K...................................39

SIGNATURES....................................................................41

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                    September 30,       December 31,
                                                                                         2003                2002
                                                                                    -------------       ------------
                           ASSETS
Current assets:
   Cash and cash equivalents .................................................        $  99,125           $  66,827
   Short-term investments ....................................................            1,697               5,834
   Inventory, net of obsolescence reserve of $835 and $0 as of
     September 30, 2003 and December 31, 2002, respectively ..................              174                 646
   Accounts receivable, net of allowance for doubtful accounts of
       $1,328 and $1,063 as of September 30, 2003 and December
       31, 2002, respectively ................................................           37,700              40,729
   Unbilled costs and accrued profits on contracts in progress ...............            4,466               3,360
   Deferred training .........................................................            1,703               1,106
   Prepaid income tax ........................................................               --              18,856
   Other current assets ......................................................            7,853               4,804
   Deferred tax asset ........................................................            7,420               7,420
                                                                                      ---------           ---------
Total current assets .........................................................          160,138             149,582

Net property and equipment ...................................................           15,809              18,295
Deferred tax asset ...........................................................            7,820               7,820
Goodwill .....................................................................           11,132              11,132
Other intangible assets ......................................................            1,801               2,261
Other long-term assets .......................................................            1,709               1,849
                                                                                      ---------           ---------
Total assets .................................................................        $ 198,409           $ 190,939
                                                                                      =========           =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................................        $   5,164           $   5,374
   Accrued returns, rebates and sales discounts ..............................           10,767              16,500
   Accrued incentives ........................................................           17,004              11,758
   Accrued salaries and wages ................................................            8,425               6,617
   Unearned contract revenue .................................................            8,673               9,473
   Restructuring accruals ....................................................              474               4,699
   Other accrued expenses ....................................................           15,301              13,307
                                                                                      ---------           ---------
Total current liabilities ....................................................           65,808              67,728
                                                                                      ---------           ---------
Total liabilities ............................................................        $  65,808           $  67,728
                                                                                      ---------           ---------

Stockholders' equity:
   Common stock, $.01 par value, 100,000,000 shares authorized:
     shares issued and outstanding, September 30, 2003 - 14,259,203,
     December 31, 2002 - 14,165,880; restricted shares issued and outstanding at September 30, 2003 - 141,770, December 31, 2002
     - 44,325 ................................................................        $     144           $     142
   Preferred stock, $.01 par value, 5,000,000 shares authorized, no
     shares issued and outstanding ...........................................               --                  --
Additional paid-in capital (includes restricted shares of $2,253 and
   $1,547 at September 30, 2003 and December 31, 2002, respectively) .........          108,264             106,673
Retained earnings ............................................................           25,019              17,247
Accumulated other comprehensive income (loss) ................................               43                (100)
Unamortized compensation costs ...............................................             (759)               (641)
Treasury stock, at cost: 5,000 shares ........................................             (110)               (110)
                                                                                      ---------           ---------
Total stockholders' equity ...................................................          132,601             123,211
                                                                                      ---------           ---------
Total liabilities & stockholders' equity .....................................        $ 198,409           $ 190,939
                                                                                      =========           =========

   The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                     September 30,
                                                                        ---------------------           -------------------------
                                                                          2003         2002                2003            2002
                                                                        -------      --------           ---------       ---------
Revenue
   Service, net ....................................................    $86,200      $ 64,353           $ 224,888       $ 198,546
   Product, net ....................................................         81           215                 197           6,438
                                                                        -------      --------           ---------       ---------
      Total revenue, net ...........................................     86,281        64,568             225,085         204,984
                                                                        -------      --------           ---------       ---------
Cost of goods and services
   Program expenses (including related party amounts of $653
     and $4 for the quarters ended September 30, 2003 and 2002, respectively and $1,287 and $109 for the nine months ended
     September 30, 2003 and 2002, respectively) ....................     61,815        67,475             162,004         200,473
   Cost of goods sold ..............................................        952            --               1,097              --
                                                                        -------      --------           ---------       ---------
      Total cost of goods and services .............................     62,767        67,475             163,101         200,473
                                                                        -------      --------           ---------       ---------

Gross profit (loss) ................................................     23,514        (2,907)             61,984           4,511

Compensation expense ...............................................      9,297         9,157              27,294          26,210
Other selling, general and administrative expenses .................      7,676         9,433              20,714          19,207

Restructuring  and other related expenses ..........................         --           972                (270)            972
Litigation settlement ..............................................         --            --               2,100              --
                                                                        -------      --------           ---------       ---------
   Total operating expenses ........................................     16,973        19,562              49,838          46,389
                                                                        -------      --------           ---------       ---------
Operating income (loss) ............................................      6,541       (22,469)             12,146         (41,878)
Other income, net ..................................................        246           459                 741           1,704
                                                                        -------      --------           ---------       ---------
Income (loss) before provision for taxes ...........................      6,787       (22,010)             12,887         (40,174)
Provision (benefit) for income taxes ...............................      2,605        (7,696)              5,115         (14,403)
                                                                        -------      --------           ---------       ---------
Net income (loss) ..................................................    $ 4,182      $(14,314)          $   7,772       $ (25,771)
                                                                        =======      ========           =========       =========

Basic net income (loss) per share ..................................    $  0.29      $  (1.02)          $    0.55       $   (1.84)
                                                                        =======      ========           =========       =========
Diluted net income (loss) per share ................................    $  0.29      $  (1.02)          $    0.54       $   (1.84)
                                                                        =======      ========           =========       =========

Basic weighted average number of shares outstanding ................     14,252        14,063              14,202          14,012
                                                                        =======      ========           =========       =========
Diluted weighted average number of shares outstanding ..............     14,543        14,063              14,349          14,012
                                                                        =======      ========           =========       =========

   The accompanying notes are an integral part of these financial statements

                                   PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                 Nine Months Ended September 30,
                                                                                                 -------------------------------
                                                                                                    2003                 2002
                                                                                                 ---------           -----------
Cash Flows From Operating Activities
Net income (loss) ...........................................................................     $  7,772           $ (25,771)
     Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Depreciation and amortization .......................................................        4,428               5,352
        Reserve for inventory obsolescence and bad debt .....................................        2,041              (2,128)
        Loss on other investment ............................................................           --                 379
        Amortized compensation costs ........................................................          403                 387
        Deferred tax asset, net .............................................................           --                 650
     Other changes in assets and liabilities:
        Decrease in accounts receivable .....................................................        1,823              30,523
        (Increase) decrease in inventory ....................................................         (363)                442
        (Increase) in unbilled costs and accrued profits on contracts in progress ...........       (1,106)             (2,435)
        (Increase) decrease in deferred training ............................................         (596)              2,377
        Decrease (increase) in other current assets .........................................       15,807              (9,403)
        Decrease in other long-term assets ..................................................          140               4,385
        (Decrease) in accounts payable ......................................................         (209)             (4,807)
        (Decrease) in accrued returns, rebates and sales discounts ..........................       (5,733)            (50,813)
        (Decrease) in accrued contract losses ...............................................           --              (4,475)
        Increase (decrease) in accrued liabilities ..........................................        7,760              (7,997)
        (Decrease) in restructuring liability ...............................................       (4,225)                 --
        (Decrease) in unearned contract revenue .............................................         (800)             (2,852)
        Increase (decrease) in other current liabilities ....................................        1,473              (9,955)
                                                                                                  --------           ---------
Net cash provided by (used in) operating activities .........................................       28,615             (76,141)
                                                                                                  --------           ---------

Cash Flows From Investing Activities
     Sale of short-term investments .........................................................        4,279               5,456
     Cash paid for acquisition, net of cash acquired ........................................           --              (2,735)
     Investment in iPhysicianNet ............................................................           --                (379)
     Purchase of property and equipment .....................................................       (1,482)             (3,799)
                                                                                                  --------           ---------
Net cash provided by (used in) investing activities .........................................        2,797              (1,457)
                                                                                                  --------           ---------

Cash Flows From Financing Activities
     Net proceeds from employee stock purchase plan
         and the exercise of stock options ..................................................          886               1,496
                                                                                                  --------           ---------
Net cash provided by financing activities ...................................................          886               1,496
                                                                                                  --------           ---------

Net increase (decrease) in cash and cash equivalents ........................................       32,298             (76,102)
Cash and cash equivalents - beginning .......................................................       66,827             160,043
                                                                                                  --------           ---------
Cash and cash equivalents - ending ..........................................................     $ 99,125           $  83,941
                                                                                                  ========           =========

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the judgment of management, are necessary for a fair presentation of such financial statements. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

2.    Revenue Recognition

      The paragraphs that follow describe the guidelines that the Company adheres to in accordance with GAAP when recognizing revenue and cost of goods and services in its financial statements. GAAP requires that service revenue and product revenue and their respective direct costs be shown separately on the income statement.

      Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the three and nine month periods ended September 30, 2003, the Company's largest clients who each individually represented 10% or more of the Company's service revenue, accounted for approximately 76.3% and 68.0%, respectively, of the Company's service revenue. For the three and nine month periods ended September 30, 2002, the Company's largest clients who each accounted for more than 10% of the Company's service revenue totaled 71.0% and 72.0%, respectively, of the Company's service revenue.

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

      Program expenses consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Program expenses include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring and training the sales

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. For all contracts, training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. When the Company receives a specific contract payment from a client upon commencement of a product detailing program expressly to compensate the Company for recruiting, hiring and training services associated with staffing that program, such payment is deferred and recognized as revenue in the same period that the recruiting and hiring expenses are incurred and amortization of the deferred training is expensed. When the Company does not receive a specific contract payment for training, all revenue is deferred and recognized over the life of the contract. Product detailing, marketing and promotional expenses related to the detailing of products the Company distributes are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

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

      Product revenue and cost of goods sold

      Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue for the three and nine month periods ended September 30, 2003 resulted primarily from the sale of the Xylos Corporation (Xylos) wound care products. Product revenue recognized in prior periods related to the Ceftin contract which terminated by mutual consent in February 2002.

      Cost of goods sold includes all expenses for both product distribution costs, acquisition and manufacturing costs of the product sold. Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out costing method. Inventory to date has consisted of only finished goods.

3.    Stock-Based Compensation

      As of September 30, 2003 the Company has two stock-based employee compensation plans described more fully in Note 21 to the consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" allows companies a choice of measuring employee stock-based compensation expense based on either the fair value method of accounting or the intrinsic value approach under the Accounting Pronouncement Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Certain employees have received restricted common stock, the amortization of which is reflected in net income. As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123", the following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                                 2003               2002            2003               2002
                                               -------            --------        -------            --------
                                                         (in thousands, except per share data)
Net income (loss), as reported                 $ 4,182            $(14,314)       $ 7,772            $(25,771)

Add: Stock-based employee
compensation expense included in
reported net income (loss), net of
related tax effects                                 82                  69            294                 207

Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all
awards, net of related tax effects              (1,666)             (2,013)        (4,800)             (6,039)
                                               -------            --------        -------            --------
Pro forma net income (loss)                    $ 2,598            $(16,258)       $ 3,266            $(31,603)
                                               =======            ========        =======            ========

Net income (loss) per share
   Basic--as reported                          $  0.29            $  (1.02)       $  0.55            $  (1.84)
                                               =======            ========        =======            ========
   Basic--pro forma                            $  0.18            $  (1.16)       $  0.23            $  (2.26)
                                               =======            ========        =======            ========

   Diluted--as reported                        $  0.29            $  (1.02)       $  0.54            $  (1.84)
                                               =======            ========        =======            ========
   Diluted--pro forma                          $  0.18            $  (1.16)       $  0.23            $  (2.26)
                                               =======            ========        =======            ========

      Compensation cost for the determination of Pro forma net income (loss) - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 2.85% and 2.63% at September 30, 2003 and 2002, respectively; (ii) expected life of five years for the three and nine month periods ended September 30, 2003 and 2002; (iii) expected dividends of $0 for the three and nine month periods ended September 30, 2003 and 2002; and (iv) volatility of 100% for the three and nine month periods ended September 30, 2003 and 2002. The weighted average fair value of options granted during the three and nine month periods ended September 30, 2003 was $12.94 and $11.23, respectively, and for the three and nine month periods ended September 30, 2002 was $8.71 and $11.80, respectively.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

4.    Current Performance Based Contracts

      In May 2001, the Company entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R), which agreement runs through December 31, 2003. On May 20, 2002, this agreement was replaced by two separate agreements, one for Lotensin and one for Lotrel-Diovan through the addition of Diovan(R) and Diovan HCT(R). Pursuant to the Lotensin agreement, the Company provides promotion, selling, marketing and brand management for Lotensin. In exchange, the Company is entitled to receive a revenue split for Lotensin based on certain total prescription (TRx) objectives above specified contractual baselines. Under the Lotrel-Diovan agreement, the Company copromotes Lotrel, Diovan and Diovan HCT in the U.S. for which it is entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain TRx objectives. Revenue and costs from the Lotrel and Diovan programs are classified in 2003 in the sales and marketing services segment as they are fee for service programs in which the Company has greater certainty of recouping its expenses with the additional potential for incentives at year end based on achieving certain performance criteria. During 2002 revenue and expenses under these programs were included in what is now referred to as the pharmaceutical products group segment, since they were performance based programs where the Company was not assured of recouping its expenses. Novartis has retained regulatory responsibilities for Lotensin, Lotrel and Diovan and ownership of all intellectual property. Additionally, Novartis will continue to manufacture and distribute the products. In the event the Company's estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, this program could have a material adverse impact on the Company's future results of operations, financial condition or cash flows. While the Company currently estimates that future revenues will continue to exceed costs associated with this program, as was the case in the three and nine months ended September 30, 2003, there is no assurance that actual revenues will exceed costs in the future; in which event the activities covered by this program could yield an operating loss and a contract loss reserve could be required. In July 2003, the FDA granted Novartis pediatric exclusivity for Lotensin until February 2004, although the agreement terminates on December 31, 2003. The sales force assigned to Lotensin was at times used to promote other products in addition to Lotensin, including products covered by the Company's other copromotion arrangements, which partially offset the cost of the sales force.

      In October 2002, the Company entered into an agreement with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products. Pursuant to this agreement, the Company has certain minimum purchase requirements. The minimum purchase requirement for the calendar year 2003 is $750,000. The minimum purchase requirement for each subsequent calendar year is based on the aggregate dollar volume of sales of products during the 12-month period ending with September of the prior year, but in no event less than $750,000. The Company has the right to terminate the agreement with 135 days' notice to Xylos, beginning January 1, 2004. The Company began selling the Xylos products in January 2003; however, initial sales were significantly slower than anticipated and sales continue to perform materially slower than our sales forecasts. The Company is currently reviewing its strategies regarding its agreement with Xylos. Continued slow performance in selling the Xylos products could adversely affect the Company's future results of operations, financial condition or cash flows and also could potentially impair the MD&D segment's ability to recover the value of its intangible assets including goodwill.

      On May 29, 2003, the Company entered into an agreement with Organogenesis, Inc. (Organogenesis) whereby the Company agreed to provide sales, marketing and clinical support for Apligraf(R), Organogenesis' living, bi-layered skin substitute. The Company leveraged its wound care sales force to provide marketing resources in support of Apligraf. PDI InServe also utilized its current team of wound care nurses to provide after-sales clinical support for practitioners. Under the terms of the agreement, the Company received a fee with the potential to earn incentives based on performance. However, Apligraf sales thus far have not been strong enough for the Company to earn significant incentive payments. On October 14, 2003, the Company and Organogenesis each simultaneously exercised their termination rights to terminate the agreement, and the wound care sales force will cease marketing Apligraf as of January 12,

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

2004. The Company does not believe that this termination will have a material adverse impact on the future results of operations, financial condition or cash flows of the Company. The Company is actively negotiating with Organogenesis to provide them with a dedicated sales team to provide marketing resources in support of Apligraf. However, there can be no assurance that the Company will be able to reach an agreement with Organogenesis.

      On December 31, 2002, the Company entered into a licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the U.S. Food and Drug Administration (FDA) in June 2002. The initial 10-month Prescription Drug User Fee Act (PDUFA) date for the product was April 5, 2003. In March 2003, Cellegy was notified by the FDA that the PDUFA date had been revised to July 3, 2003. On July 3, 2003, Cellegy was notified by the FDA that Fortigel was not approved. Cellegy is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. The Company cannot predict with any certainty that the FDA will ultimately approve Fortigel for sale in the U.S. Under the terms of the agreement, the Company paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This nonrefundable payment was made prior to FDA approval and, since there is no alternative future use of the licensed rights, the $15.0 million payment was expensed by the Company in December 2002, when incurred. This amount was recorded in other selling, general, and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the licensing agreement, the Company will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales. As discussed in Note 12, in May 2003, the Company settled a lawsuit which sought to enjoin its performance under this agreement.

      On October 8, 2003, the Company gave notice of non-binding mediation to Cellegy regarding the licensing agreement. The Company maintains that it was fraudulently induced into the licensing agreement and that Cellegy has materially breached certain material provisions of the licensing agreement. The Company is seeking return of the $15.0 million initial licensing fee plus additional damages caused by Cellegy's conduct. The Company intends to pursue all legal remedies, if necessary, post mediation.

5.    Historic Performance Based Contracts

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

      Based upon management's assessment of the future performance potential of the Evista brand, on November 11, 2002, the Company and Eli Lilly mutually agreed to terminate the contract as of December

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

31, 2002. The Company accrued a contract loss of $7.8 million as of September 30, 2002 representing the anticipated future loss expected to be incurred by the Company to fulfill its contractual obligations under the Evista contract. There was no remaining accrual at September 30, 2003 or December 31, 2002 as the Company had no further obligations due to the termination of the contract. Operating losses of $14.5 and $32.2 million were recognized under this contract for the three and nine month periods ended September 30, 2002, respectively. There was no activity for the three and nine month periods ended September 30, 2003 since the termination was effective December 31, 2002.

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

      On August 21, 2001, the U.S. Court of Appeals overturned a preliminary injunction granted by the New Jersey District Court, which allowed for the entry of a generic competitor to Ceftin immediately upon approval by the FDA. The affected Ceftin patent had previously been scheduled to run through July 2003. As a result of this decision and its impact on future sales, in the third quarter of 2001, PDI recorded a charge to cost of goods sold and a related reserve of $24.0 million representing the anticipated future loss to be incurred by the Company under the Ceftin agreement as of September 30, 2001. The recorded loss was calculated as the excess of estimated costs that PDI was contractually obligated to incur to complete its obligations under the arrangement, over the remaining estimated gross profits to be earned under the contract from selling the inventory. These costs primarily consisted of amounts paid to GSK to reduce purchase commitments, estimated committed sales force expenses, selling and marketing costs through the effective date of the termination, distribution costs, and fees to terminate existing arrangements. The Ceftin agreement was terminated by the Company and GSK under a mutual termination agreement entered into in December 2001. Under the termination agreement, the Company agreed to perform its marketing and distribution services through February 28, 2002. The Company also maintained responsibility for sales returns for product sold until six months after the expiration date of the product sold and certain administrative functions regarding Medicaid rebates. The Company's obligations for processing any returned products expires on December 31, 2004.

      The Company has approximately $10.8 million in sales rebates and return accruals related to Ceftin at September 30, 2003 for estimated settlement of these obligations which were incurred through the contract termination date. A significant portion of the accrual relates to a reserve for returns. The products sold under the Ceftin agreement had expiration dates estimated to run through June 30, 2004.

      There was $6.4 million of product revenue recognized under the Ceftin contract for the nine months ended September 30, 2002, of which $716,000 was from the sale of inventory. The balance of $5.7 million resulted from the net positive adjustments recorded in sales returns and allowances, discounts and rebates accounts for the first nine months of 2002 that occurred as the Company continued to satisfy its liabilities relating to the previous reserves recorded as a result of Ceftin sales in prior periods. Since those reserves were initially set up as estimates, using historical data and other information, there may continue to be both positive and negative adjustments made as the liabilities are settled in the future periods in which the Company is responsible for the liabilities, and such adjustments will be reflected in product revenue consistent with the classification of such accruals when they were initially recorded. As discussed above, the Company is responsible for the processing and payment through December 31, 2004 of sales rebates and returns for products it sold under the Ceftin agreement.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

6.    Other Investments

      In October 2002, the Company acquired $1.0 million of preferred stock of Xylos. As discussed in Note 4, the Company is the exclusive distributor of the Xylos XCell product line. The Company recorded its investment in Xylos under the cost method and its ownership interest in Xylos is less than five percent. Based on current market conditions, the Company believes that as of September 30, 2003 its investment in Xylos is not impaired.

      The Company has an investment in the preferred stock of iPhysicianNet, Inc. (iPhysicianNet) that is accounted for under the equity method; however, recognition of losses by the Company was suspended in 2000 after the Company's investment was reduced to zero. During 2002, additional investments of $379,000 were made by the Company. Due to the continuing losses of iPhysicianNet, the 2002 investments were immediately expensed rather than recorded as an asset. The Company does not have, nor has it ever had, any commitments to provide future financing to iPhysicianNet. No investments were made by the Company in iPhysicianNet during the first nine months of 2003 and no losses were recorded in the period due to the suspension of losses mentioned above because the investment has been previously reduced to zero. The Company's ownership interest in iPhysicianNet is less than five percent. The Company was informed by iPhysicianNet that they ceased operations effective August 1, 2003.

7.    Inventory

      At September 30, 2003 and December 31, 2002, the Company had approximately $174,000 and $646,000, respectively, in finished goods inventory, relating to the products being marketed and distributed in accordance with the Xylos agreement discussed in Note 4. As a result of the continued lower than anticipated Xylos product sales, management performed an analysis of its XCell inventory as of September 30, 2003, to determine whether the inventory balance was appropriately stated at its net realizable value. Based on the results of this analysis, management recorded a reserve of $835,000 to reduce the value of the XCell inventory to an estimated net realizable value of $174,000.

8.    New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FASB deferred the latest date by which all public entities must apply FIN 46, to the first reporting period ending after December 15, 2003. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of the second quarter 2004. FASB decided to defer the provisions of paragraphs 9 and 10 of FAS 150. While the specific timing of the final issuance of SFAS No. 150 was not stated, it is expected

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

that the SFAS No. 150 will be issued in the very near term. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

9.    Historical and Pro Forma Basic and Diluted Net Income/(Loss) Per Share

      Historical and pro forma basic and diluted net income/(loss) per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

                                                   Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                                   ------------------          ------------------
                                                    2003        2002            2003        2002
                                                   ------      ------          ------      ------
                                                                   (in thousands)
Basic weighted average number
    of common shares outstanding ................  14,252      14,063          14,202      14,012
Dilutive effect of stock options ................     291          --             147          --
                                                   ------      ------          ------      ------
Diluted weighted average number
    of common shares outstanding ................  14,543      14,063          14,349      14,012
                                                   ======      ======          ======      ======

      Outstanding options at September 30, 2003 to purchase 447,174 shares of common stock with exercise prices ranging from $21.10 to $93.75 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive. Outstanding options at September 30, 2002 to purchase 1,650,2049 shares of common stock with exercise prices ranging from $5.21 to $98.70 were not included in the computation of historical and pro forma net loss per share because to do so would have been antidilutive as a result of the Company's net loss.

10.   Short-Term Investments

      At September 30, 2003, short-term investments were $1.7 million, including approximately $1.2 million of investments classified as available for sale securities. At December 31, 2002, short-term investments were $5.8 million, including approximately $1.1 million of investments classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income/(loss). All other short-term investments are stated at cost, which approximates fair value.

11.   Other Comprehensive Income (Loss)

      A reconciliation of net income (loss) as reported in the Consolidated Statements of Operations to Other comprehensive income (loss), net of taxes is presented in the table below.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                        --------------------            --------------------
                                                         2003         2002               2003         2002
                                                        ------      --------            ------      --------
                                                                            (in thousands)
Net income (loss)                                       $4,182      $(14,314)           $7,772      $(25,771)
Other comprehensive income, net of tax:
     Unrealized holding gain (loss) on
       available-for-sale securities
       arising during the period                            16           (53)              106          (103)
     Reclassification adjustment for losses
       included in net income (loss)                         3            --                37            41
                                                        ------      --------            ------      --------
Other comprehensive income (loss)                       $4,201      $(14,367)           $7,915      $(25,833)
                                                        ======      ========            ======      ========

12.   Commitments and Contingencies

      Due to the nature of the business that the Company is engaged in, such as product detailing and distribution of products, these and other activities could expose the Company to risk. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future because of the nature of the Company's business activities and recent increases in litigation related to healthcare products including pharmaceuticals increases this risk. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

      In February 2003, the Company filed a motion to dismiss the Second Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

Bayer-Baycol Litigation

      The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and detailed by the Company on Bayer's behalf under a contract sales force agreement. The Company may be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company's defense costs in pending and prospective proceedings, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings. Bayer has reimbursed the Company for legal expenses which the Company had expensed as incurred during 2002 and 2003; (i) $750,000 of the reimbursement was received in the first quarter of 2003 and (ii) $540,000 of the reimbursement was received in October 2003. The Company is currently in discussions with Bayer regarding additional legal fee reimbursements; however, no agreement has been reached and therefore no additional amounts have been accrued to date.

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

      On May 8, 2003, the Company entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement as well as certain other additional expenses. The Company recorded a $2.1 million charge in the first quarter of 2003 related to this settlement. Pursuant to the Settlement Agreement, the Company also agreed that it would (a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxilium an additional amount per prescription to be determined based upon a specified formula, in the event any prescriptions are filled for Fortigel prior to January 26, 2004. As discussed in
Note 4, on July 3, 2003, Cellegy was notified by the FDA that Fortigel had not been approved. The Company believes that it will not pay any additional amount to Auxilium as set forth in clause (b) above since Fortigel was not approved by the FDA on July 3, 2003, and it is management's belief that FDA approval of Fortigel will not be given prior to January 26, 2004, if at all. The Company does not believe that the terms of the Settlement Agreement will have any material impact on the success of its commercialization of the product if or when the FDA approves it. There can be no assurances that the FDA will approve the product at a later date.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

Other Legal Proceedings

      The Company is currently a party to other legal proceedings incidental to its business. While the Company currently believes that the ultimate outcome of these proceedings individually and in the aggregate, will not have a material adverse effect on its consolidated financial statements, litigation is subject to inherent uncertainties. Were the Company to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the Company's future results of operations, financial condition or cash flows.

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

13.   Restructuring and Other Related Expenses

      During the third quarter of 2002, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within the Company's markets for the sales and marketing services segment, and the recognition that the infrastructure that supported these business units was larger than required. The Company estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time the Company initiated the restructuring; however, these savings may be offset by incremental SG&A expenses we could incur in future periods if the Company is successful in expanding its business platforms for its segments. Essentially all of the restructuring activities have been completed as of September 30, 2003.

      In connection with this plan, the Company originally estimated that it would ultimately incur total restructuring expenses of approximately $5.4 million, other non-recurring expenses of approximately $0.1 million, and accelerated depreciation of approximately $0.8 million. Excluding $0.3 million, all of these expenses were recognized in 2002; due to various factors, the $0.3 million will not be incurred.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

      The accrual for restructuring and exit costs totaled approximately $474,000 at September 30, 2003, and is recorded in current liabilities on the accompanying balance sheet.

      A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                                  Balance at                                      Balance at
                               December 31, 2002  Adjustments     Payments    September 30, 2003
      Administrative severance      $ 1,670         $    --       $(1,434)            $236
      Exit costs                      1,288            (137)         (913)             238
                                    -------         -------       -------             ----
                                      2,958            (137)       (2,347)             474
                                    -------         -------       -------             ----
      Sales force severance           1,741            (473)       (1,268)              --
                                    -------         -------       -------             ----
         Total                      $ 4,699         $  (610)      $(3,615)            $474
                                    =======         =======       =======             ====

14.   Segment Information

      The Company operates under three reporting segments: the sales and marketing services group (SMSG), pharmaceutical products group (PPG) and medical devices and diagnostics (MD&D), all of which have changed since the Company's September 30, 2002 financial presentation. Since the termination of the Ceftin contract and the elimination of Ceftin product sales effective February 28, 2002, the shift in management's focus on the business has been to view the traditional fee for service type arrangements within the pharmaceutical industry (offered by the SMSG segment) in the aggregate and to view the performance based contracts for pharmaceutical products - those for which the Company is compensated based predominantly on the performance of the products that it is responsible for marketing and/or selling (the PPG segment) - also in the aggregate. Further, all contracts within the MD&D industry, regardless of the nature of the contract, are reported in the MD&D segment. The SMSG segment includes the Company's contract sales (CSO) units; and the Company's marketing services business unit, which includes marketing research and medical education and communication services. The PPG segment includes revenues earned through the Company's licensing and copromotion of pharmaceutical products. The Company's MD&D segment includes PDI InServe, contract sales, and product licensing. The segment information from prior periods has been reclassified to conform to the current period's presentation.

      Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the SMSG segment to the other operating segments since it is impracticable to do so.

                                            Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                           --------------------      ----------------------
                                            2003          2002         2003          2002
                                           -------      -------      --------      --------
                                                          (in thousands)
Revenue
   Sales and marketing services group      $70,569      $40,536      $181,507      $143,490
   Pharmaceutical products group            12,663       21,619        34,894        55,067
   Medical devices and diagnostics           3,049        2,557         8,684         6,941
                                           -------      -------      --------      --------
     Total                                 $86,281      $64,712      $225,085      $205,498
                                           =======      =======      ========      ========

Revenue, intercompany
   Sales and marketing services group      $    --      $   144      $     --      $    514
   Pharmaceutical products group                --           --            --            --
   Medical devices and diagnostics              --           --            --            --
                                           -------      -------      --------      --------
     Total                                 $    --      $   144      $     --      $    514
                                           =======      =======      ========      ========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                       -----------------------       -------------------------
(continued)                                              2003           2002            2003            2002
                                                       --------       --------       ---------       ---------
                                                                           (in thousands)
Revenue, less intercompany
   Sales and marketing services group                  $ 70,569       $ 40,392       $ 181,507       $ 142,976
   Pharmaceutical products group                         12,663         21,619          34,894          55,067
   Medical devices and diagnostics                        3,049          2,557           8,684           6,941
                                                       --------       --------       ---------       ---------
     Total                                             $ 86,281       $ 64,568       $ 225,085       $ 204,984
                                                       ========       ========       =========       =========

Income (loss) from operations
   Sales and marketing services group                  $ 12,349       $  1,375       $  33,725       $  16,208
   Pharmaceutical products group                            361        (19,208)         (3,529)        (44,949)
   Medical devices and diagnostics                       (2,232)          (572)         (6,067)         (1,265)
   Corporate charges                                     (3,937)        (4,064)        (11,983)        (11,872)
                                                       --------       --------       ---------       ---------
     Total                                             $  6,541       $(22,469)      $  12,146       $ (41,878)
                                                       ========       ========       =========       =========

Income (loss) from operations, intercompany
   Sales and marketing services group                  $     --       $     68       $      --       $     370
   Pharmaceutical products group                             --            (68)             --            (370)
   Medical devices and diagnostics                           --             --              --              --
   Corporate charges                                         --             --              --              --
                                                       --------       --------       ---------       ---------
     Total                                             $     --       $     --       $      --       $      --
                                                       ========       ========       =========       =========

Income (loss) from operations, less intercompany,
 before corporate allocations
   Sales and marketing services group                  $ 12,349       $  1,307       $  33,725       $  15,838
   Pharmaceutical products group                            361        (19,140)         (3,529)        (44,579)
   Medical devices and diagnostics                       (2,232)          (572)         (6,067)         (1,265)
   Corporate charges                                     (3,937)        (4,064)        (11,983)        (11,872)
                                                       --------       --------       ---------       ---------
     Total                                             $  6,541       $(22,469)      $  12,146       $ (41,878)
                                                       ========       ========       =========       =========

Corporate allocations
   Sales and marketing services group                  $(3,256) $       (2,220)      $  (9,421)      $  (6,826)
   Pharmaceutical products group                           (452)        (1,634)         (1,666)         (4,506)
   Medical devices and diagnostics                         (229)          (210)           (896)           (540)
   Corporate charges                                      3,937          4,064          11,983          11,872
                                                       --------       --------       ---------       ---------
     Total                                             $     --       $     --       $      --       $      --
                                                       ========       ========       =========       =========

Income (loss) from operations, less corporate
  allocations
   Sales and marketing services group                  $  9,093       $   (913)      $  24,304       $   9,012
   Pharmaceutical products group                            (91)       (20,774)         (5,195)        (49,085)
   Medical devices and diagnostics                       (2,461)          (782)         (6,963)         (1,805)
   Corporate charges                                         --             --              --              --
                                                       --------       --------       ---------       ---------
     Total                                             $  6,541       $(22,469)      $  12,146       $ (41,878)
                                                       ========       ========       =========       =========

Reconciliation of EBIT to income (loss)
 before provision for income taxes
   Total EBIT for operating groups                     $  6,541       $(22,469)      $  12,146       $ (41,878)
   Other income, net                                        246            459             741           1,704
                                                       --------       --------       ---------       ---------
   Income (loss) before provision
    for income taxes                                   $  6,787       $(22,010)      $  12,887       $ (40,174)
                                                       ========       ========       =========       =========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                           Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                           -------------------       ------------------
(continued)                                 2003         2002         2003        2002
                                           ------      -------       ------      ------
                                                         (in thousands)
Capital expenditures
   Sales and marketing services group      $1,036      $   (48)      $1,453      $3,526
   Pharmaceutical products group               --           --           --         217
   Medical devices and diagnostics             19           --           29          56
                                           ------      -------       ------      ------
     Total                                 $1,055      $   (48)      $1,482      $3,799
                                           ======      =======       ======      ======

Depreciation expense
   Sales and marketing services group      $1,249      $ 1,361       $3,023      $3,029
   Pharmaceutical products group              276          706          653       1,629
   Medical devices and diagnostics             89           86          291         234
                                           ------      -------       ------      ------
     Total                                 $1,614      $ 2,153       $3,967      $4,892
                                           ======      =======       ======      ======

15.   Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment on at least an annual basis. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and determined that no impairment existed at January 1, 2002. The Company performed the required annual impairment tests in the fourth quarter of 2002 and determined that no impairment existed at December 31, 2002. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company's total goodwill which is not subject to amortization totaled approximately $11.1 million as of September 30, 2003 and December 31, 2002.

      There were no changes in the carrying amount of goodwill since December 31, 2002. The carrying amounts at September 30, 2003 by operating segment are shown below:

        (in thousands)               SMSG         PPG        MD&D        Total
                                     ----         ---        ----        -----

Balance as of December 31, 2002     $3,344      $   --      $7,788      $11,132

Amortization                            --          --          --           --
Goodwill additions                      --          --          --           --
                                    ------      ------      ------      -------

Balance as of September 30, 2003    $3,344      $   --      $7,788      $11,132
                                    ======      ======      ======      =======

      All identifiable intangible assets recorded as of September 30, 2003 are being amortized on a straight-line basis over the life of the intangibles which is primarily five years. The carrying amounts at September 30, 2003 and December 31, 2002 are as follows:

                                 As of September 30, 2003               As of December 31, 2002
                            ----------------------------------     --------------------------------
                            Carrying     Accumulated               Carrying     Accumulated
                             Amount     Amortization     Net        Amount     Amortization    Net
                            --------    ------------    ------     --------    ------------  ------
   (in thousands)
Covenant not to compete      $1,686         $  695      $  991      $1,686         $442      $1,244
Customer relationships        1,208            499         709       1,208          318         890
Corporate tradename             172             71         101         172           45         127
                             ------         ------      ------      ------         ----      ------
    Total                    $3,066         $1,265      $1,801      $3,066         $805      $2,261
                             ======         ======      ======      ======         ====      ======

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - continued
                                   (unaudited)

      Amortization expense totaled approximately $153,000 and $460,000 for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively. Estimated amortization expense for the next five years is as follows:

             (in thousands)
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

Overview

      We are a premier healthcare sales and marketing company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries. We create and execute sales and marketing campaigns intended to improve the profitability of pharmaceutical or MD&D products. We do this by partnering with companies who own the intellectual property rights to these products and who recognize our ability to commercialize these products and maximize their sales performance. We have a variety of agreement types that we enter into with our partner companies, from fee for service arrangements to equity investments in a product or in a company. We have previously made, and still intend to make, acquisitions where appropriate in order to advance our strategy. Should an acquisition(s) be made, we will report it in its relevant segment. Currently, our three reporting segments include:

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

o     PDI medical devices and diagnostics group (MD&D), comprised of:

      o     contract sales services (CSO);

      o     InServe;

      o     copromotion; and

      o     licensing.

      An analysis of these reporting segments and their results of operations is contained in Note 14 to the consolidated financial statements found elsewhere in this report and in the Consolidated Results of Operations discussion below.

PDI Sales and Marketing Services Group

      Given the customized nature of our business, we utilize a variety of contract structures. Historically, most of our product detailing contracts have been fee for service, i.e., the client pays a fee for a specified package of services. These contracts typically include operational benchmarks, such as a minimum number of sales representatives or a minimum number of calls. Any failure to meet these benchmarks may result in the imposition of contractual penalties and could adversely affect our future results of operations, financial condition or cash flows. Also, our contracts might have a lower base fee enhanced by potential incentives we can earn based on our performance. In these situations, we have the opportunity to earn additional fees, as incentives, based on attaining performance benchmarks.

      Our product detailing contracts generally are for terms of one to three years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason on 30 to 90 days' notice. These contracts typically, but not always, provide for termination payments in the event they are terminated by the client without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. Contracts may also be terminated for cause if we fail to meet stated performance benchmarks. The loss or termination of a large contract or the loss of multiple contracts could adversely affect our future results of operations, financial condition or cash flows.

      Our MR&C and EdComm contracts generally are for projects lasting from three to six months. The contracts are terminable by the client and provide for termination payments in the event they are terminated without cause. Termination payments include payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of the projects, it is unlikely that the loss or termination of any individual MR&C or EdComm contract would have a material adverse impact on our future results of operations, financial condition, or cash flows.

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

      Beginning in the fourth quarter of 2000, we entered into a number of significant performance based contracts. Our agreement with GlaxoSmithKline
(GSK), which we entered into in October 2000 regarding Ceftin(R), was a marketing and distribution contract under which we had the exclusive right to market and distribute designated Ceftin products in the U.S. The agreement had a five-year term but was cancelable by either party without cause on 120 days' notice. The agreement was terminated by mutual consent, effective February 28, 2002. Contracts such as the Ceftin agreement, which require us to purchase and distribute product, have a greater number of risk factors than a traditional fee for service contract. Any future agreement that involves in-licensing or product acquisition may have similar risk factors.

      In May 2001, we entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), and Lotensin HCT(R) and Lotrel(R), which agreement runs through December 31, 2003. On May 20, 2002, this agreement was replaced by two separate agreements, one for Lotensin and one for Lotrel-Diovan through the addition of Diovan(R) and Diovan HCT(R). Pursuant to this agreement, we provide promotion, selling, marketing and brand management for Lotensin. In exchange, we are entitled to receive a revenue split for Lotensin based on certain total prescription (TRx) objectives above specified contractual baselines. Under the Lotrel-Diovan agreement, we copromote Lotrel, Diovan and Diovan HCT in the U.S. for which we are entitled to be compensated on a fixed fee basis with potential incentive payments based upon achieving certain TRx objectives.

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

      In the event our estimates of the demand for Lotensin are not accurate or more sales and marketing resources than anticipated are required, this program could have a material adverse impact on our future results of operations, financial condition or cash flows. While we currently estimate that future revenues will continue to exceed costs associated with this program, as was the case in the three and nine months ended September 30, 2003, there is no assurance that actual revenues will exceed costs in the future; in which event the activities covered by this program could yield an operating loss and a contract loss reserve could be required. In July 2003, the FDA granted Novartis pediatric exclusivity for Lotensin until February 2004, although our agreement terminates on December 31, 2003. The sales force assigned to Lotensin was at times used to promote other products in addition to Lotensin, including products covered by our other copromotion arrangements, which partially offset the costs of the sales force.

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

      Based upon management's assessment of the future performance potential of the Evista brand, on November 11, 2002, we and Eli Lilly mutually agreed to terminate the contract as of December 31, 2002. We accrued a contract loss of $7.8 million as of September 30, 2002 representing the anticipated future loss expected to be incurred by us to fulfill our contractual obligations under the Evista contract. There was no remaining accrual at September 30, 2003 or December 31, 2002 as we had no further obligations due to the termination of the contract. Operating losses of $14.5 million and $32.2 million were recognized under this contract for the three and nine months ended September 30, 2002, respectively. There was no activity in the three and nine months ended September 30, 2003 since the termination was effective December 31, 2002.

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

      Under the terms of the agreement, we paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This nonrefundable payment was made prior to FDA approval and, since there is no alternative future use of the licensed rights, the $15.0 million payment was expensed by us in December 2002, when incurred. This amount was recorded in other selling, general, and administrative expenses in the December 31, 2002 consolidated statement of operations. Pursuant to the terms of the licensing agreement, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales. As discussed in Note 12, in May 2003 we settled a lawsuit which sought to enjoin our performance under this agreement.

      On October 8, 2003, we gave notice of non-binding mediation to Cellegy regarding the licensing agreement. We maintain that we were fraudulently induced into the licensing agreement and that Cellegy has materially breached certain material provisions of the licensing agreement. We are seeking return of the $15.0 million initial licensing fee plus additional damages caused by Cellegy's conduct. We intend to pursue all legal remedies, if necessary, post mediation.

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

      In October 2002, we entered into an agreement with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products. Pursuant to this agreement we have certain minimum purchase requirements. The minimum purchase requirement for the calendar year 2003 is $750,000. The minimum purchase requirement for each subsequent calendar year is based on the aggregate dollar volume of sales of products during the 12-month period ending with September of the prior year, but in no event less than $750,000. We have the right to terminate the agreement with 135 days' notice to Xylos, beginning January 1, 2004. We began selling the

Xylos products in January 2003; however, initial sales were significantly slower than anticipated and sales continue to perform materially slower than our sales forecasts. We are currently reviewing our strategies regarding our agreement with Xylos. Continued slow performance in selling the Xylos products could adversely affect our results of future operations, financial condition or cash flows and also could potentially impair the MD&D segment's ability to recover the value of its intangible assets including goodwill.

      On May 29, 2003, we entered into an agreement with Organogenesis, Inc. (Organogenesis) whereby we agreed to provide sales, marketing, and clinical support for Apligraf(R), Organogenesis' living, bi-layered skin substitute. We leveraged our wound care sales force to provide marketing resources in support of Apligraf. PDI InServe also utilized its current team of wound care nurses to provide after-sales clinical support for practitioners. Under the terms of the agreement, we received a fee with the potential to earn incentives based on performance. However, Apligraf sales thus far have not been strong enough for us to earn significant incentive payments. On October 14, 2003, we and Organogenesis each simultaneously exercised our termination rights to terminate the agreement, and the wound care sales force will cease marketing Apligraf as of January 12, 2004. We do not believe that this termination will have a material adverse impact on our future results of operations, financial condition or cash flows. We are actively negotiating with Organogenesis to provide them with a dedicated sales team to provide marketing resources in support of Apligraf. However, there can be no assurance we will be able to reach an agreement with Organogenesis.

Revenues and costs of revenue

      The paragraphs that follow describe the guidelines that we adhere to in accordance with generally accepted accounting principles (GAAP) when recognizing revenue and cost of goods and services in our financial statements. GAAP requires that service revenue and product revenue and their respective direct costs be shown separately on the income statement. However, our reporting segments' revenue and direct costs may consist of both product and service activities; the segment financial results are discussed later in the Consolidated Results of Operations section beginning on page 27 and in Note 14 to the consolidated financial statements located elsewhere in this report.

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the pharmaceutical industry continues to consolidate. As a result, we are likely to continue to experience significant client concentration in future periods.

      For the three and nine month periods ended September 30, 2003, our largest clients, who each individually represented 10% or more of our service revenue, accounted for approximately 76.3% and 68.0%, respectively, of our total service revenue. For the three and nine month periods ended September 30, 2002, our largest clients who each accounted for more than 10% of our service revenue totaled 71.0% and 72.0%, respectively, of our total service revenue.

      Our product revenue for the three and nine months ended September 30, 2003 was comprised primarily of sales of the Xylos wound care products which began commercialization during January 2003. Of the $6.4 million recorded as product revenue for the nine months ended September 30, 2002, approximately $716,000 was from the sale of Ceftin inventory. The balance of $5.7 million resulted from the net positive adjustments recorded in sales returns and allowances, discounts and rebates that occurred during the nine month period as we continued to satisfy our liabilities relating to the previous reserves recorded as a result of Ceftin sales in prior periods. Since those reserves were initially set up as estimates using historical data and other information, there may continue to be both positive and negative adjustments made as the liabilities are settled the in future periods in which we are responsible for the liabilities. These adjustments will be reflected in product revenue consistent with the classification of such accruals when they were initially recorded. As discussed in Note 5 to the consolidated financial statements located elsewhere in this report, we are responsible for the processing and payment through December 31, 2004 of sales rebates and returns for products it sold under the Ceftin agreement.

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

      Product revenue and cost of goods sold

      As mentioned previously, product revenue for the three and nine month periods ended September 30, 2003 resulted primarily from the sale of the Xylos wound care products. Product revenue recognized in prior periods related to the Ceftin contract which terminated by mutual consent in February 2002. Product revenue is recognized when products are shipped and title is transferred to the customer.

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

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,
                                                        -------------------        --------------------
                                                         2003         2002          2003          2002
                                                        ------       ------        ------        ------
Revenue
   Service, net ..................................        99.9%        99.7%         99.9%         96.9%
   Product, net ..................................         0.1          0.3           0.1           3.1
                                                        ------       ------        ------        ------
     Total revenue, net ..........................       100.0%       100.0%        100.0%        100.0%
Cost of goods and services
   Program expenses ..............................        71.6        104.5          72.0          97.8
   Cost of goods sold ............................         1.1           --           0.5            --
                                                        ------       ------        ------        ------
     Total cost of goods and services ............        72.7%       104.5%         72.5%         97.8%

Gross profit (loss) ..............................        27.3         (4.5)         27.5           2.2
Compensation expense .............................        10.8         14.2          12.1          12.7
Other selling, general and administrative expenses         8.9         14.6           9.2           9.4
Restructuring and other related expenses, net ....          --          1.5          (0.1)          0.5
Litigation settlement ............................          --           --           0.9            --
                                                        ------       ------        ------        ------
   Total operating expenses ......................        19.7         30.3          22.1          22.6
                                                        ------       ------        ------        ------
Operating income (loss) ..........................         7.6        (34.8)          5.4         (20.4)
Other income, net ................................         0.3          0.7           0.3           0.8
                                                        ------       ------        ------        ------
Income (loss) before provision for income taxes ..         7.9        (34.1)          5.7         (19.6)
Provision (benefit) for income taxes .............         3.1        (11.9)          2.2          (7.0)
                                                        ------       ------        ------        ------
Net income (loss) ................................         4.8%       (22.2)%         3.5%        (12.6)%
                                                        ======       ======        ======        ======

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Revenue. Net revenue for the quarter ended September 30, 2003 was $86.3 million, 33.6% more than net revenue of $64.6 million for the quarter ended September 30, 2002. As disclosed elsewhere in this MD&A, the Novartis sales force responsible for Lotrel/Diovan is now classified in the SMSG segment instead of the PPG segment where it was classified in 2002 due to a change in the nature of the arrangement.

      Net revenue from the SMSG segment for the quarter ended September 30, 2003 was $70.6 million, approximately 74.7% more than net revenue of $40.4 million from that segment for the comparable prior year period. For the quarter ended September 30, 2003, $19.6 million in revenue was earned on three significant fee for service contracts awarded in July 2003. GSK awarded us a contract beginning in July 2003 running through September 2004, which represents between $80.0 million and $85.0 million in potential revenue over the fifteen-month agreement. The other contracts, which became effective August 1, 2003 will run through December 31, 2004 and could represent an incremental revenue impact of between $60.0 million and $70.0 million over their full term. The remaining change from the prior year primarily reflects the reclassification of revenues earned from the Lotrel/Diovan contract as previously described.

      Net PPG service revenue for the quarter ended September 30, 2003 was $12.7 million compared to $21.4 million in the comparable prior year period. Approximately $10.9 million was attributable to our Lotensin contract for the three-month period ended September 30, 2003. The decrease in revenues from the prior year primarily reflects the reclassification of revnues earned from the Lotrel/Diovan contract as previously described. There was approximately $215,000 in product revenue recorded for the period ended September 30, 2002, related to the net positive adjustments recorded in sales returns and allowances, discounts and rebates accounts for the quarter.

      Net revenue from the MD&D segment was $3.0 million compared to $2.6 million in the comparable prior year period. This increase was due to the increased MD&D service revenue of approximately $411,000 and the Xylos product sales of approximately $81,000.

      Cost of goods and services. Cost of goods and services for the quarter ended September 30, 2003 was $62.8 million, 7.0% less than cost of goods and services of $67.5 million for the quarter ended September 30, 2002. As a percentage of total net revenue, cost of goods and services decreased to 72.7% for the quarter ended September 30, 2003 from 104.5% in the comparable prior year period.

      Program expenses (i.e., cost of services) associated with the SMSG segment for the quarter ended September 30, 2003 were $51.1 million, 70.5% more than program expenses of $29.9 million for the prior year period due primarily to increased revenue. As a percentage of sales and marketing services segment revenue, program expenses for the quarters ended September 30, 2003 and 2002 were 72.4% and 74.1%, respectively.

      Cost of goods and services associated with the PPG segment were $8.5 million and $35.9 million for the quarters ended September 30, 2003 and 2002, respectively. As a percentage of PPG revenue, cost of goods and services for the quarters ended September 30, 2003 and 2002 were 67.5% and 165.8%, respectively. The Lotensin contract allows us to detail other products along with Lotensin; gross profit resulting from the Lotensin team's efforts has been positively impacted because the team details two other products along with Lotensin, therefore positively leveraging the cost of the team. In 2002, cost of sales was greater than 100% of revenue due primarily to the impact of the loss on the Evista contract.

      All of the contracts in the PPG segment have annual performance parameters, the successful achievement of which will not be certain until the fourth quarter of 2003. Normally, until that time the gross profit percentage for the PPG segment would be less than our traditional contracts in the SMSG segment; however, in the third quarter of 2003, because of the excellent performance of Lotensin and our ability to leverage the cost of the team, gross profit for the PPG segment was more than our traditional contracts delivered. It is not possible at this time to predict whether these performance parameters will be achieved in future quarters. During 2002, the gross profit in this segment was negative due to the underperformance of our contracted products, most notably under the Evista agreement which was terminated effective December 31, 2002. We incurred an operating loss of approximately $14.5 million under the Evista contract in the third quarter of 2002.

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

      Cost of goods and services associated with the MD&D segment for the quarter ended September 30, 2003 were $3.2 million, of which $952,000 was related to product sales, 87.3% more than cost of goods and services of $1.7 million for the prior year period. Of the product cost of sales, a reserve of $835,000 was recorded to bring our XCell wound care product inventory to its estimated net realizable value of approximately $174,000 as a result of our determination that the sales potential for these products has diminished materially.

      Compensation expense. Compensation expense for the quarter ended September 30, 2003 was $9.3 million, 1.5% more than the $9.2 million for the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 10.8% for the quarter ended September 30, 2003 from 14.2% for the quarter ended September 30, 2002. This was partially attributable to the lower cost base created by the restructuring.

      Compensation expense for the quarter ended September 30, 2003 attributable to the SMSG segment was $5.5 million, $0.4 million less than $5.9 million for the quarter ended September 30, 2002. As a percentage of net revenue for the SMSG segment, compensation expense decreased to 7.8% for the quarter ended September 30, 2003 from 14.5% for the quarter ended September 30, 2002 due to the SMSG segment maintaining its cost levels despite the increase in revenue in the current year quarter.

      Compensation expense for the quarter ended September 30, 2003 attributable to the PPG segment was $2.7 million, or 21.4% of PPG revenue, compared to $2.5 million, or 11.6% in the prior year period due to decrease in revenue year over year. Due to the FDA's determination that Fortigel is not approved at the current time, we are not expecting to increase the SG&A investment in this segment in the near future.

      Compensation expense for the MD&D segment for the quarter ended September 30, 2003 was $1.1 million compared to $0.8 million in the comparable prior year period, reflecting the increased capabilities required for the continuing marketing of our wound care products.

      Other selling, general and administrative expenses (other SG&A). Total other SG&A expenses were $7.7 million, which includes a credit of approximately $317,000 for reimbursement of legal fees associated with the current Baycol litigation, for the quarter ended September 30, 2003, 18.6% less than other SG&A expenses of $9.4 million for the quarter ended September 30, 2002. As a percentage of total net revenue, total other SG&A expenses decreased to 8.9% for the quarter ended September 30, 2003 from 14.6% for the quarter ended September 30, 2002.

      Other SG&A expenses attributable to the SMSG segment for the quarter ended September 30, 2003 were $4.9 million, 3.8% higher than $4.7 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from sales and marketing services, other SG&A expenses decreased to 6.9% for the quarter ended September 30, 2003 compared to 11.7% in the comparable prior year period.

      Other SG&A expenses attributable to the PPG segment for the quarter ended September 30, 2003 were $1.5 million compared to $3.8 million for the comparable prior year period. In the third quarter of 2003, there were fewer field personnel in this segment, which required less resources to provide services for the group; therefore, the allocation of corporate expenses to this segment is lower than in the comparable prior year period.

      Other SG&A expenses attributable to the MD&D segment for the quarter ended September 30, 2003 were $1.3 million, compared to $0.9 million for the comparable prior year period. This increase was primarily attributable to the sales force costs and other marketing costs associated with the continued marketing of our wound care products, which began in January 2003.

      Restructuring and other related expenses. See the "Restructuring and other related expenses" disclosure in the "Liquidity and Capital Resources" section below for further explanations of the Restructuring Plan and related activity in 2003 and 2002.

      Operating income (loss). Operating income for the quarter ended September 30, 2003 was $6.5 million, compared to an operating loss of $22.5 million for the quarter ended September 30, 2002.

      Operating income for the quarter ended September 30, 2003 for the SMSG segment was $9.1 million, compared to an operating loss for the quarter ended September 30, 2002 of $0.9 million. As a percentage of net revenue from the SMSG segment, operating income for that segment was 12.9% for the quarter ended September 30, 2003.

      There was an operating loss for the PPG segment for the quarter ended September 30, 2003 of $91,000, compared to an operating loss of $20.8 million for the comparable prior year period which was adversely affected by the poor performance on the Evista contract. During the quarter ended September 30, 2003, $1.5 million in Lotensin revenue was deferred because of contractual obligations.

      The MD&D segment recorded an operating loss of $2.5 million for the quarter ended September 30, 2003, compared to an operating loss of $0.8 million in the comparable prior year period, primarily due to the costs incurred for the launch of the Xylos wound care products, and the recognition of a reserve against inventory.

      Other income, net. Other income, net, for the quarters ended September 30, 2003 and 2002 was $246,000 and $459,000, respectively, and was comprised primarily of interest income which is lower in 2003 due to lower interest rates.

      Provision (benefit) for income taxes. There was income tax expense of approximately $2.6 million for the quarter ended September 30, 2003, compared to an income tax benefit of $7.7 million for the quarter ended September 30, 2002, which consisted of Federal and state corporate income taxes. The effective tax rate for the quarter ended September 30, 2003 was 38.4%, compared to an effective tax benefit rate of 35.0% for the quarter ended September 30, 2002. The rate for our 2002 tax benefit is lower than the 2003 effective tax rate because some states do not permit loss carryforwards or may impose minimum taxes, or both.

      Net income (loss). There was net income for the quarter ended September 30, 2003 of approximately $4.2 million, compared to a net loss of $14.3 million for the quarter ended September 30, 2002 due to the factors discussed above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Revenue. Net revenue for the nine months ended September 30, 2003 was $225.1 million, $20.1 million or 9.8% more than net revenue of $205.0 million for the nine months ended September 30, 2002. As disclosed above, the Novartis sales force responsible for Lotrel/Diovan is now classified in the SMSG segment instead of the PPG segment where it was classified in 2002 due to a change in the nature of the arrangement.

      Net revenue from the SMSG segment for the nine months ended September 30, 2003 was $181.5 million, $38.5 million more than net revenue of $143.0 million from that segment for the comparable prior year period. For the nine months ended September 30, 2003, $19.6 million in revenue was earned on three significant fee for service contracts awarded in July 2003. GSK awarded us a contract beginning in July 2003 running through September 2004, which represents between $80.0 million and $85.0 million in potential revenue over the fifteen-month agreement. The other contracts, which became effective August 1, 2003 will run through December 31, 2004 and could represent an incremental revenue impact of between $60.0 million and $70.0 million over their full term.

      Net PPG revenue for the nine months ended September 30, 2003 was $34.9 million, $20.2 million less than net revenue of $55.1 million for the comparable prior year period, of which $6.4 million was product revenue. Approximately $27.3 million was attributable to our Lotensin contract for the nine months ended September 30, 2003. The decrease in revenue from the prior year primarily reflects the reclassification of revenues earned from the Lotrel/Diovan contract as previously described. With regard to product revenue in 2002, approximately $716,000 was attributable to sales of Ceftin and $5.7 million was attributable to the changes in estimates related to sales allowances and returns, and discounts and rebates recorded on previous Ceftin sales.

      Net revenue for the MD&D segment for the nine months ended September 30, 2003 was $8.7 million compared to $6.9 million for the comparable prior year period. This increase can be attributed primarily to the increase in revenue generated by the MD&D service business.

      Cost of goods and services. Cost of goods and services for the nine months ended September 30, 2003 was $163.1 million, $37.4 million or 18.6% less than cost of goods and services of $200.5 million for the nine months ended September 30, 2002. The decrease was primarily attributable to the termination of the Evista contract and the related program expenses. As a percentage of total net revenue, cost of goods and services decreased to 72.5% for the nine months ended September 30, 2003 from 97.8% in the comparable prior year period. This decrease was primarily attributable to the negative gross profit associated with the Evista contract from the comparable prior year period. The gross profit percentage of 27.5% attained on service revenue for the first nine months of 2003 approximates our historical standards which had been established through the year 2000.

      Program expenses (i.e., cost of services) associated with the SMSG segment for the nine months ended September 30, 2003 were $128.5 million, $22.4 million more than program expenses of $106.1 million for the prior year period. As a percentage of sales and marketing services segment revenue, program expenses for the nine months ended September 30, 2003 and 2002 were 70.8% and 74.2%, respectively. The gross profit increase to 29.2% from 25.8% is primarily attributable to higher performance incentives earned in the first quarter of 2003.

      Cost of goods and services associated with the PPG segment were $27.4 million and $89.8 million for the nine months ended September 30, 2003 and 2002, respectively. As a percentage of PPG revenue, cost of goods and services for the nine months ended September 30, 2003 and 2002 was 78.5% and 163.0%, respectively. The decrease can be attributed to the termination of the Evista contract and the improved performance of the Lotensin contract.

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

      Cost of goods and services associated with the MD&D segment were $7.2 million for the nine months ended September 30, 2003, 56.5% more than cost of goods and services of $4.6 million for the nine months ended September 30, 2002. We recognized a negative gross profit margin on the sale of the XCell products for the nine-month period ended September 30, 2003. This negative gross margin was due primarily to the recognition of a $835,000 reserve to bring the XCell wound care product inventory to its net realizable value as a result of our determination that the sales potential for these products has diminished materially. If revenue does not increase in an amount sufficient to cover both the adjusted cost of inventory and the associated fixed warehousing costs, we could continue to generate negative gross profit on the sales of the XCell products. We are currently reviewing our strategies regarding our agreement with Xylos. Continued slow performance in selling the Xylos products could adversely affect our future results of operations, financial condition or cash flows.

      Compensation expense. Compensation expense for the nine months ended September 30, 2003 was $27.3 million, compared to $26.2 million for the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 12.1% for the nine months ended September 30, 2003 from 12.8% for the nine months ended September 30, 2002. The increased compensation expense for the nine months ended September 30, 2003 is due in large part to increased incentive compensation expense due to improved results for the nine-month period ended September 30, 2003 as compared to the net loss experienced in the comparable prior year period which greatly reduced incentive compensation potential; excluding this increase in incentive compensation, compensation expense for the nine months ended September 30, 2003 would be 8.5% lower than the comparable prior year period due to the impact of the staff reduction and other efficiencies related to the 2002 Restructuring Plan.

      Compensation expense for the nine months ended September 30, 2003 attributable to the SMSG segment was $16.4 million compared to $16.0 million for the nine months ended September 30, 2002. As a percentage of net revenue from the SMSG segment, compensation expense decreased to 9.1% for the nine-month period ended September 30, 2003 as compared to 11.2% in the comparable prior year period due to increased revenue in the SMSG segment for the nine-month period ended September 30, 2003.

      Compensation expense for the nine months ended September 30, 2003 attributable to the PPG segment was $7.4 million compared to $8.0 million in the comparable prior year period. As a percentage of revenue, compensation expense increased to 21.2% compared to 14.5% in the comparable prior year period; this increase is due to lower revenue for the nine-month period ended September 30, 2003.

      Compensation expense for the nine months ended September 30, 2003 for the MD&D segment was $3.5 million compared to $2.2 million for the comparable prior year period; increased corporate management charges because of the participation of that group in the start-up activities in 2003 has resulted in higher compensation expense for this segment.

      Other selling, general and administrative expenses (other SG&A). Total other SG&A expenses were $20.7 million, which includes a credit of approximately $1.2 million for reimbursement of legal fees associated with the current Baycol litigation, for the nine months ended September 30, 2003, 7.8% more than other SG&A expenses of $19.2 million for the nine months ended September 30, 2002. This unfavorable variance is attributable to a large nonrecurring credit that lowered the 2002 expense base; a credit of $2.3 million was recorded in the nine months ended September 30, 2002 for the reversal of a bad debt reserve associated with Ceftin sales and determined to be no longer required as of March 31, 2002. This was partially offset by a net savings in other SG&A in the nine months ended September 30, 2003 of $0.8 million. As a percentage of total net revenue, total other SG&A expenses decreased to 9.2% for the nine months ended September 30, 2003 from 9.4% for the nine months ended September 30, 2002.

      Other SG&A expenses attributable to the SMSG segment for the nine months ended September 30, 2003 were $11.3 million, which were comparable to the $11.1 million for the nine months ended September 30, 2002. As a percentage of net revenue from sales and marketing services, other SG&A expenses were 6.2% and 7.8% for the nine months ended September 30, 2003 and 2002, respectively.

      Other SG&A expenses attributable to the PPG segment for the nine months ended September 30, 2003 were $4.6 million compared to $6.2 million for the comparable prior year period.

      Other SG&A expenses attributable to the MD&D segment for the nine months ended September 30, 2003 were $4.8 million compared to $1.9 million for the nine months ended September 30, 2002 due to the increased sales and marketing costs that can be attributed to the Xylos agreement.

      Restructuring and other related expenses. During the nine months ended September 30, 2003:

            o we recognized a $270,000 reduction in the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio;

            o we incurred approximately $133,000 of additional restructuring expense due to higher than expected contractual termination costs. This additional expense was recorded in program expenses consistent with the original recording of the restructuring charges;

            o we recognized a $473,000 reduction in the restructuring accrual due to lower than expected sales force severance costs. Greater success in the reassignment of sales representatives to other programs and the voluntary departure of other sales representatives combined to reduce the requirement for severance costs. This expense reversal was recorded in program expenses consistent with the original recording of the restructuring charges.

      See the "Restructuring and other related expenses" disclosure in the "Liquidity and Capital Resources" section below for further explanations of the Restructuring Plan and related activity.

      Litigation settlement. On May 8, 2003, we entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement). We recorded a $2.1 million charge in the first quarter of 2003 which included a cash payment paid upon execution of the Settlement Agreement and other additional expenses that were required as part of the settlement (refer to Note 12 in the unaudited consolidated financial statements).

      Operating income (loss). Operating income for the nine months ended September 30, 2003 was $12.1 million, compared to an operating loss of $41.9 million for the nine months ended September 30, 2002. The operating loss was primarily the result of losses generated by the performance based contracts in 2002, in particular the Evista contract.

      Operating income for the nine months ended September 30, 2003 for the SMSG segment was $24.3 million, or 169.7% more than SMSG operating income of $9.0 million for the nine months ended September 30, 2002. As a percentage of net revenue from the SMSG segment, operating income for that segment increased to 13.4% for the nine months ended September 30, 2003, from 6.3% for the comparable prior year period.

      There was an operating loss for the PPG segment for the nine months ended September 30, 2003 of $5.2 million, compared to an operating loss of $49.1 million for the prior year period. The large loss for the nine months ended September 30, 2002 can be attributed to the performance of the Evista contract.

      During 2003, the PPG segment has met its goals of successfully marketing Lotensin, which has significantly exceeded its contractual TRx baseline, and of leveraging the team's sales force with additional products. Current TRx trends indicate that Lotensin will significantly exceed its contractual TRx baseline for the fourth quarter 2003 thereby generating the highest quarterly revenue for the year; additionally, revenue deferred because of contractual obligations through the first three quarters, totaling $4.7 million, will be recognized in the fourth quarter of 2003. The combination of the above two factors should result in this segment being profitable for the full year of 2003.

      A large investment of corporate management and staff time has been made in the setting of strategic direction and evaluation of product licensing and product acquisition opportunities. This has resulted in allocation of corporate overhead costs to the PPG segment.

      There was an operating loss of $7.0 million for the nine months ended September 30, 2003 for the MD&D segment compared to an operating loss of $1.8 million in the comparable prior year period, primarily due to the start-up of the Xylos products business.

      Other income, net. Other income, net, for the nine months ended September 30, 2003 and 2002 was $741,000 and $1.7 million, respectively. For the nine months ended September 30, 2003, other income, net, was comprised primarily of interest income, which was significantly lower than the comparable prior year period due to lower available cash balances and significantly lower interest rates. Other income, net, for the comparable prior year period was also comprised primarily of interest income.

      Provision (benefit) for income taxes. There was income tax expense of $5.1 million for the nine months ended September 30, 2003, compared to an income tax benefit of $14.4 million for the nine months ended September 30, 2002, which consisted of Federal and state corporate income taxes. The effective tax rate for the nine months ended September 30, 2003 was 39.7%, compared to an effective tax benefit rate of 35.9% for the nine months ended September 30, 2002. The rate for our 2002 tax benefit was lower than the 2003 effective tax rate because some states do not permit loss carryforwards or may impose minimum taxes, or both.

      Net income (loss). There was net income for the nine months ended September 30, 2003 of $7.8 million, compared to a net loss of $25.8 million for the nine months ended September 30, 2002 due to the factors discussed previously.

Liquidity and Capital Resources

      As of September 30, 2003, we had cash and cash equivalents of approximately $99.1 million and working capital of approximately $94.3 million, compared to cash and cash equivalents of approximately $66.8 million and working capital of approximately $81.9 million at December 31, 2002.

      For the nine months ended September 30, 2003, net cash provided by operating activities was $28.6 million, compared to $76.1 million net cash used in operating activities for the nine months ended September 30, 2002. The main components of cash provided by operating activities during the nine months ended September 30, 2003 were:

      o cash provided from other changes in assets and liabilities of $14.0 million, primarily due to the receipt of a federal income tax refund of $20.7 million in August 2003, partially offset by reductions of $5.7 million in our accrued returns, rebates and sales discounts liability;

      o     net income of approximately $7.8 million, and

      o depreciation and other non-cash expenses of approximately $6.9 million which included an inventory valuation adjustment of $835,000 which was charged to cost of goods sold; amortization of compensation expense associated with restricted stock of $403,000, and amortization of intangible assets of $460,000, all of which was charged to SG&A.

      In the third quarter of 2003, a valuation reserve of $835,000 was recorded to reduce the value of the inventory associated with our XCell wound care products to its net realizable value of approximately $174,000 as a result of management's determination that the sales potential for this product has diminished materially. Our present plan is to explore our strategies with Xylos regarding the Xylos agreement.

      As of September 30, 2003, we had $8.7 million of unearned contract revenue and $4.5 million of unbilled costs and accrued profits on contracts in progress. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Substantially all costs and accrued profits are earned and billed within 12 months from the end of the respective period.

      The net changes in the "Other changes in assets and liabilities" section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including seasonality of product sales, number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period.

      For the nine months ended September 30, 2003, net cash provided by investing activities of $2.8 million consisted of $4.3 million received from the sale of short-term investments, partially offset by $1.5 million in purchases of property and equipment.

      For the nine months ended September 30, 2003, net cash provided by financing activities of approximately $886,000 was due to the net proceeds received from the employee stock purchase plan. For the nine months ended September 30, 2002 net cash provided by financing activities of $1.5 million was also primarily due to the net proceeds received from the employee stock purchase plan.

      Capital expenditures during the nine-month periods ended September 30, 2003 and 2002 were approximately $1.5 million and $3.8 million, respectively, and were funded out of available cash. As a result of the significant investment in capital expenditures during 2002 of $4.0 million and 2001 of $15.6 million, we currently estimate that we will require capital expenditures of only approximately $2.0 million in 2003. In 2004 we will be moving our corporate headquarters to a new facility; in connection with that move, we are expecting to incur capital expenditures of approximately $3.0 million to $4.0 million.

      Due to the ability to carry back net operating losses incurred for the year ended December 31, 2002, we received a Federal income tax refund of approximately $20.7 million in August 2003.

      Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the nine months ended September 30, 2003, we had two major clients that accounted for approximately 34.4% and 33.6%, respectively, or a total of 68.0% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, future results of operations, financial condition or cash flows.

      Under our licensing agreement with Cellegy, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA to promote, sell and distribute the product in the U.S. Upon payment, this incremental milestone license fee will be recorded as an intangible asset and amortized over the estimated commercial life of the product, as then determined. This payment will be funded, when due, out of cash flows provided by operations and existing cash balances. In addition, under the licensing agreement, we will be required to pay Cellegy royalty payments ranging from 20% to 30% of net sales, including minimum royalty payments, if and when complete FDA approval is received. We believe that these royalty payments will be offset by product revenue. The initial 10-month Prescription Drug User Fee Act (PDUFA) date for the product was April 5, 2003. In March 2003, Cellegy was notified by the FDA that the PDUFA date had been revised to July 3, 2003. On July 3, 2003, Cellegy was notified by the FDA that Fortigel was not approved. Cellegy is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. We cannot predict with any certainty that the FDA will ultimately approve Fortigel for sale in the U.S. Management believes that it will not be required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2003, and it is unclear at this point when or if Cellegy will get Fortigel approved by the FDA which would trigger our obligation to pay $10.0 million to Cellegy.

      On October 8, 2003, we gave notice of non-binding mediation to Cellegy regarding the licensing agreement. We maintain that we were fraudulently induced into the licensing agreement and that Cellegy has materially breached certain material provisions of the licensing agreement. We are seeking return of the $15.0 million initial licensing fee plus additional damages caused by Cellegy's conduct. We intend to pursue all legal remedies, if necessary, post mediation.

      We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

Restructuring and other related expenses

      During the third quarter of 2002, we adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within our markets for the sales and marketing services segment, and the recognition that the infrastructure that supported these business units was larger than required. We estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time we initiated the restructuring; however, these savings may be offset by incremental SG&A expenses we could incur in future periods if we are successful in expanding our business platforms for our segments. Essentially all of the restructuring activities have been completed as of September 30, 2003.

      In connection with this plan, we originally estimated that we would ultimately incur total restructuring expenses of approximately $5.4 million, other non-recurring expenses of approximately $0.1 million, and accelerated depreciation of approximately $0.8 million. Excluding $0.3 million, all of these expenses were recognized in 2002; due to various factors, the $0.3 million will not be incurred.

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

      During the quarter ended June 30, 2003, we incurred approximately $133,000 of additional restructuring expense due to higher than expected contractual termination costs. This additional expense was recorded in program expenses consistent with the original recording of the restructuring charges.

      Also during the quarter ended June 30, 2003, we recognized a $473,000 reduction in the restructuring accrual due to lower than expected sales force severance costs. Greater success in the reassignment of sales representatives to other programs and the voluntary departure of other sales representatives combined to reduce the requirement for severance costs. This adjustment was recorded in program expenses consistent with the original recording of the restructuring charges.

      The accrual for restructuring and exit costs totaled approximately $474,000 at September 30, 2003, and is recorded in current liabilities on the accompanying balance sheet.

      A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                                 Balance at                                     Balance at
                              December 31, 2002    Adjustments    Payments  September 30, 2003
      Administrative severance      $ 1,670          $    --      $(1,434)         $236
      Exit costs                      1,288             (137)        (913)          238
                                    -------          -------      -------          ----
                                      2,958             (137)      (2,347)          474
                                    -------          -------      -------          ----
      Sales force severance           1,741             (473)      (1,268)           --
                                    -------          -------      -------          ----
         Total                      $ 4,699          $  (610)     $(3,615)         $474
                                    =======          =======      =======          ====

Use Of Non-GAAP Financial Information

      This Form 10-Q contains non-GAAP financial information adjusted to exclude certain costs, expenses, gains and losses and other non-comparable items. This information is intended to enhance an investor's overall understanding of the Company's past financial performance and prospects for the future. For example, non-GAAP financial information is an indication of our baseline performance before items that are considered by us to be not reflective of our operational results. In addition, this information is among the primary indicators we use as a basis for planning and forecasting of future periods. This information is not intended to be considered in isolation or as a substitute for financial information prepared in accordance with GAAP.

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, PDI's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

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

Bayer-Baycol Litigation

      We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of the prescription compound Baycol that was manufactured by Bayer Pharmaceuticals (Bayer) and detailed by us on Bayer's behalf under a contract sales force agreement. We may be named in additional similar lawsuits. In August 2001, Bayer announced that it was voluntarily withdrawing Baycol from the U.S. market. To date, we have defended these actions vigorously and have asserted a contractual right of indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred to date in defending these proceedings. Bayer has reimbursed us for legal expenses which we had expensed as incurred; (i)$750,000 of the reimbursement was received in the first quarter of 2003 and (ii) $540,000 of the reimbursement was received in October 2003. We are currently in discussions with Bayer regarding additional legal fee reimbursements; however, no agreement has been reached and therefore no additional amounts have been accrued to date.

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

      On May 8, 2003, we entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement as well as certain other additional expenses. We recorded a $2.1 million charge in the first quarter of 2003 related to this settlement. Pursuant to the Settlement Agreement, we also agreed that we would
(a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxilium an additional amount per prescription to be determined based upon a specified formula, in the event any prescriptions are filled for Fortigel prior to January 26, 2004. As discussed in Note 4, on July 3, 2003, Cellegy was notified by the FDA that Fortigel had not been approved. We believe that we will not pay any additional amount to Auxilium as set forth in clause (b) above since Fortigel was not approved by the FDA on July 3, 2003, and it is management's belief that FDA approval of Fortigel will not be given prior to January 26, 2004, if at all. We do not believe that the terms of the Settlement Agreement will have any material impact on the success of our commercialization of the product if or when the FDA approves it. There can be no assurances that the FDA will approve the product at a later date.

Other Legal Proceedings

      We are currently a party to other legal proceedings incidental to our business. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our future results of operations, financial condition or cash flows.

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

Item 5 - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
  No.
  ---

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      During the three months ended September 30, 2003, the Company filed the following reports on Form 8-K:

             Date          Item                  Description
        ---------------  ---------   ------------------------------------------
        July 7, 2003          5      FDA "Not Approved" Letter For Fortigel
        July 11, 2003         5      Revised 2003 EPS Guidance
        July 29, 2003         5      Announcement for Contract Sales Agreements

SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 5, 2003                            PDI, INC.


                                      By: /s/ Charles T. Saldarini
                                          ----------------------------
                                          Charles T. Saldarini
                                          Chief Executive Officer


                                      By: /s/ Bernard C. Boyle
                                          ----------------------------
                                          Bernard C. Boyle
                                          Chief Financial and Accounting Officer