Form 10-K
period 2003-12-31
PDI INC
filed 2004-03-04
CIK 1054102

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

                   For the fiscal year ended December 31, 2003

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $88,875,889.

     The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 1, 2004 was 14,456,735 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                    PDI, INC.

                             Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I.................................................................................................3
   Item 1.  Business...................................................................................3
   Item 2.  Properties................................................................................19
   Item 3.  Legal Proceedings.........................................................................20
   Item 4.  Submission of Matters to a Vote of Security Holders.......................................21
PART II...............................................................................................22
   Item 5.  Market for our Common Equity and Related Stockholder Matters..............................22
   Item 6.  Selected Financial Data...................................................................22
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....24
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk................................41
   Item 8.  Financial Statements and Supplementary Data...............................................41
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.....41
   Item 9A. Controls and Procedures...................................................................42
PART III..............................................................................................43
   Item 10. Directors and Executive Officers..........................................................43
   Item 11. Executive Compensation....................................................................46
   Item 12. Security Ownership of Certain Beneficial Owners and Management............................46
   Item 13. Certain Relationship and Related Transactions.............................................46
   Item 14. Principal Accounting Fees and Services....................................................47
PART IV...............................................................................................48
   Item 15. Exhibits and Financial Statement Schedules................................................48

                      FORWARD LOOKING STATEMENT INFORMATION

     Various statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth under the headings "Business" and "Risk Factors" in Part I, Item 1; "Legal Proceedings" in Part I, Item 3; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, of this Annual Report on Form 10-K, and (iii) set forth in the Company's periodic reports on Forms 10-Q and 8-K as filed with the Securities and Exchange Commission since January 1, 2003. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART 1

ITEM 1.  BUSINESS

Summary of Business

     We are a healthcare sales and marketing company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries.

     We create and execute sales and marketing campaigns intended to improve the profitability of pharmaceutical and MD&D products. We do this by partnering with companies who own the intellectual property rights to these products and recognize our ability to commercialize these products and maximize their sales performance. We have a variety of agreement types that we enter into with our partner companies. In these agreements, we have leveraged our experience in:

          o    sales,

          o    brand management and product marketing,

          o    marketing research,

          o    medical education,

          o    medical affairs, and

          o    managed markets and to a limited extent, trade relations

to help our partners meet strategic and financial objectives and to provide incremental value for product sales.

     We have assembled our commercial capabilities through acquisition and internal expansion and these capabilities can be applied on a stand-alone or integrated basis. This flexibility enables us to provide a wide range of marketing and promotional options that can benefit many different products throughout the various stages of their life cycles. Our capabilities enable us to take, where appropriate, total sales, marketing and distribution responsibility for pharmaceutical and MD&D products.

     It is important for us to form strong partnerships with companies within the biopharmaceutical and MD&D industries. We assign an account executive to each partner to ensure the partnership is working to the mutual benefit of both parties. Our focus is to achieve operational excellence that delivers the desired product sales results.

Reporting Segments and Operating Groups

     We operate under three reporting segments: PDI Sales and Marketing Services Group, PDI Pharmaceutical Products Group and PDI Medical Devices and Diagnostics Group.

PDI Sales and Marketing Services Group (SMSG)

     We are among the leaders in outsourced pharmaceutical sales and marketing services in the U.S. We have designed and implemented programs for many of the major pharmaceutical companies serving the U.S. market. Our clients include AstraZeneca, GlaxoSmithKline, Novartis and Aventis as well as small pharmaceutical companies and more than 20 other specialty pharmaceutical companies. We have relationships built on consistent performance and program results.

     Our clients engage us on a contractual basis to design and implement promotional programs for both prescription and over-the-counter products. The programs in the PDI Sales and Marketing Services Group are designed to increase product sales and are tailored to meet the specific needs of the product and the client. These services are provided predominantly on a fee for service basis. Occasionally, there is an opportunity for us to earn incentives if we meet or exceed predetermined performance targets.

     This segment, which includes contract sales, marketing research and medical education and communications, represents 82.9% of consolidated revenue for 2003.

o    Contract Sales

     Product detailing involves a representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted. Contract sales teams can be deployed on either a dedicated or shared basis.

     A dedicated contract sales team works exclusively on behalf of one client and often carries the business cards of the client. The sales team is customized to meet the specifications of our client with respect to representative profile, physician targeting, product training, incentive compensation plans, integration with clients' in-house sales forces, call reporting platform and data integration. Without adding permanent personnel, the client gets a high quality, industry-standard sales team comparable to its internal sales force.

     Our shared sales teams sell multiple brands from different pharmaceutical manufacturers. Through them, we make a face-to-face selling resource available to those clients that want an alternative to a dedicated team. The PDI Shared Sales teams are leading providers of these detailing programs in the U.S. Since costs are shared among various companies, these programs may be less expensive for the client than programs involving a dedicated sales force. With a shared sales team, the client still gets targeted coverage of its physician audience within the representatives' geographic territories.

o    Marketing Research

     Employing leading edge, in some instances proprietary, research methodologies, we provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services which includes studies to identify the most impactful business strategy, profile, positioning, message, execution, implementation, and post implementation for a product. Correctly implemented, our marketing research model improves the knowledge clients obtain about how physicians and other healthcare professionals will likely react to products.

     We utilize a systematic approach to pharmaceutical marketing research. Recognizing that every marketing need, and therefore every marketing research solution, is unique, we have developed our marketing model to help identify the work that needs to be done in order to identify critical paths to marketing goals. At each step of the marketing model we can offer proven research techniques, proprietary methodologies and customized study designs to address specific product needs.

     In addition to conducting marketing research, we have trained several thousand industry professionals at our public seminars. Our professional development seminars focus on key marketing processes and issues.

o    Medical Education and Communications

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

     We create custom designed programs focusing on optimizing the informed use of our clients' products. Our services are executed through a customized, integrated plan that can be leveraged across the product's entire life cycle. We can meet a wide range of objectives, including advocacy during pre-launch, communicating disease state awareness, supporting a product launch, helping an under-performing brand, fending off new competition, and expanding market leadership.

PDI Pharmaceutical Products Group (PPG)

     The goal of our pharmaceutical products group is to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment represents

13.3% of consolidated revenue for 2003.

     Licensing, copromotion and acquisition arrangements contain a greater level of risk when compared to fee for service agreements, however, there is potential for generating greater revenue at higher margins with longer-term visibility on revenue. PPG's arrangements may be longer in duration and potentially less prone to sudden termination than SMSG agreements.

o    Licensing

     Typically, under a licensing arrangement, we undertake the sales, marketing and distribution responsibility for a product while another company maintains ownership of the intellectual property and the patent on the product. The company from which we license the product would typically retain responsibility for manufacturing the product. In a licensing arrangement, we may make upfront payments and/or royalty payments to our partner company.

     We conduct the sales, marketing and distribution functions for the product and we record the product sales in this reporting segment. Typically, we are also responsible for medical affairs, certain clinical and regulatory affairs as well as managed care and trade relations. Examples of the licensing agreements that we have entered into are described in the Contracts section of this report.

o    Copromotion

     Copromotion arrangements, a frequently used strategy within the biopharmaceutical industry, occur when two companies agree to mutually promote the same product. Each party contributes expenses and resources toward the sales and marketing effort, with the financial risks and rewards shared on a predetermined basis.

     Typically, our partner company will manufacture and distribute the product, and be responsible for regulatory and medical affairs as well as managed care and trade relations. We may exercise significant control over the sales and marketing strategy for the product. Examples of the copromotion agreements that we have entered into are described in the Contracts section of this report.

o    Acquisition

     To date we have not acquired any products; however, if we were to acquire a product we would own the product outright and would most likely have total commercial responsibility, inclusive of manufacturing, sales, marketing, distribution, intellectual property defense and clinical and regulatory affairs.

o    Integrated Commercialization Services

     Given the broad array of our service offerings, we are able to provide complete product commercialization capabilities (Integrated Commercialization Services) to pharmaceutical companies on a fee for service basis. The execution of these product sales, marketing and commercialization activities would be substantially similar to those we perform in a copromotion, licensing or product acquisition transaction; however, our fee structure and risk profile would be markedly different.

     We believe that Integrated Commercialization Services may be attractive to pharmaceutical companies for products within their portfolio that they are no longer actively promoting, but which our analysis indicates would respond to promotion. Pharmaceutical companies may own products that are not being actively promoted because resources are being focused on higher revenue generating products, or because the product is nearing the end of its life cycle and the company has decided to concentrate its promotional efforts on other products in its portfolio. The decision not to promote a product often leads to reduced demand and may also result in lower product revenue. Our Integrated Commercialization Services enable our clients to continue to promote these products and generate from them higher levels of revenue, while focusing their limited internal resources on the higher growth products in their portfolios.

     Our Integrated Commercialization Services can also be used by research based biotechnology companies that own a product on the verge of coming to market, or a product that has been on the market but is not performing up to expectations. In this instance, we may be able to utilize our capabilities to launch or relaunch the product with the objective of increasing the return that the product delivers to our client. Research based biotechnology companies may not have a well established sales and marketing infrastructure to deliver their products to market and therefore may be attracted to our ability to provide such infrastructure on a fee for service basis.

Medical Devices and Diagnostics (MD&D)

     Our MD&D group provides an array of sales and marketing services to the MD&D industry. Our core service is the provision of clinical sales teams. Our clinical sales teams employ nurses, medical technologists, and other clinicians who train and provide hands-on clinical education and after sales support to the medical staff of hospitals and clinics that recently purchased our clients' equipment. Our activities maximize product utilization and customer satisfaction for the medical practitioners, while simultaneously enabling our clients' sales forces to continue their selling activities instead of in-servicing the equipment.

     We also provide contract sales services within the MD&D market. We leveraged our knowledge from years of providing sales forces to the pharmaceutical industry and applied it to our MD&D business. As a result, we now offer the provision of contract sales forces as one of the services that we market to the MD&D industry to assist our clients in improving product sales.

     In October 2002, we partnered with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products, by entering into an agreement pursuant to which we became the exclusive commercialization partner for the sales, marketing and distribution of the product line in the U.S. On January 2, 2004, we exercised our contractual right to terminate the agreement on 135 days' notice to Xylos since sales of XCell were not sufficient enough to sustain our continued role as commercialization partner for the product. Our promotional activities in support of the brand concluded in January 2004 and the agreement will terminate effective May 16, 2004. We do not currently anticipate entering into similar commercialization agreements in the MD&D market.

     This segment represents 3.8% of consolidated revenue for 2003.

History

     We commenced operations as a contract sales organization in 1987. From 1990 to 1995 contract sales became accepted in the pharmaceutical industry as a tactical solution for a lower cost, high quality sales team. The representatives were principally flextime. We were paid per call and there was little, if any, risk sharing.

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

     We completed our initial public offering in May 1998. In May 1999, we acquired TVG, Inc. (TVG) which gave us one of the leading marketing research groups in the U.S. and a scientifically focused medical education capability. The addition of TVG provided us with incremental growth potential as a result of the additional capabilities available to support our service offerings.

     In August 1999, we added a shared sales capability through the acquisition of ProtoCall, Inc. (ProtoCall), now PDI Shared Sales. This addition provided us with a lower cost product offering and increased business opportunities with existing and new clients. This offering also supplemented our dedicated sales force capacity.

     In September 2001, we acquired InServe Support Solutions (InServe) which provides clinical sales support to the MD&D industry. InServe employs nurses, medical technologists, and other clinicians who train healthcare practitioners with respect to medical equipment. InServe informs and supports the end users of medical equipment, with the objective of increasing satisfaction and utilization of the equipment. The client benefits by reducing the time its sales representatives spend on training and service, increasing the time available for sales activity.

     In June 2000, we established LifeCycle Ventures, Inc. (LCV) to support our agreements that require marketing and other commercial capabilities. Our initial strategy, in response to the market dynamics at the time, was to identify under-promoted brands within pharmaceutical companies' product portfolios and put a focused promotional effort behind them, increasing product performance. This was the case in October 2000, when we entered into a sales, marketing and distribution agreement with GlaxoSmithKline (GSK) in support of Ceftin(R). The Ceftin agreement enabled us to add capabilities that we did not then have, such as distribution, medical affairs, regulatory affairs and managed care and trade relations.

     The Ceftin agreement was terminated earlier than anticipated because of the unexpected introduction of a generic equivalent into the market in February 2002. Notwithstanding this event, the Ceftin agreement successfully facilitated our growth from a pure service provider to a commercial partner with expanded capabilities and service offerings for the pharmaceutical industry.

     From 2001 through 2003, we continued to identify other late stage pharmaceutical products that could benefit from focused sales and marketing efforts. Many companies had products within their portfolios that were under-promoted and that could potentially benefit from focused sales and marketing efforts. As the dynamics within the industry changed, affected by mergers and acquisitions, a slowdown in the approval of new products, and increased generic availability of once large brands, the willingness of pharmaceutical companies to relinquish commercial control of products decreased.

     During this period, we entered into a number of copromotion agreements, including our agreements with Novartis Pharmaceuticals Corporation (Novartis). Our copromotion agreement with Eli Lilly and Company (Eli Lilly) resulted in significant operating losses. While copromotion agreements remain a viable business arrangement with pharmaceutical companies, we now have a more stringent set of parameters that must be met in order for us to consider an opportunity favorably.

     In the fourth quarter of 2002, we entered into two licensing arrangements, one with Xylos and one with Cellegy Corporation (Cellegy). The Xylos arrangement was for the sales, marketing and distribution rights for the XCell wound care products. This product line achieved only modest sales during 2003, considerably below expectations, and on January 2, 2004, we gave Xylos notice of termination of the Xylos agreement effective May 16, 2004. The Cellegy agreement was for exclusive North American rights for Fortigel(TM), a testosterone gel product. In July 2003, Cellegy was notified by the U.S. Food and Drug Administration (FDA) that Fortigel was not approved. On December 12, 2003, we instituted an action against Cellegy in the U.S. District Court for the Southern District of New York seeking to rescind the Cellegy license agreement on the grounds that it was procured by fraud.

     We believe that there are opportunities for us:

          o to partner with companies that lack the necessary infrastructure to commercialize their brands; and

          o to take over the promotion of products that are no longer receiving sales and marketing support .

Corporate Strategy

     Our strategy is to source biopharmaceutical and MD&D products that we can sell, market or commercialize. We do this by entering into agreements with companies that own the rights to the product(s) and require our expertise in generating product sales. We are compensated either through a fee for service or by sharing in the product sales we generate. Also, we intend to focus on growing our existing teams business and to seek acquisition opportunities within SMSG.

Contracts

     Given the customized nature of our business, we utilize a variety of contract structures.

     Contracts within the sales and marketing services group are almost exclusively fee for service. These contracts for dedicated teams, shared teams and marketing research and medical education, contain specific activities that we provide in return for a fee. They may contain operational benchmarks, such as a minimum amount of activity or delivery within a specified amount of time. These contracts can include incentive payments should our activities generate results that meet or exceed predetermined performance targets.

     The majority of our revenue in the sales and marketing services segment is generated by contracts for dedicated sales teams. These contracts are generally for terms of one to three years and may be renewed or extended. The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days' notice. These contracts typically, but not always, provide for termination payments by the client upon termination without cause. While such termination may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, these penalties may not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition and results of operations. Contracts may also be terminated for cause or we may incur specific penalties if we fail to meet stated performance benchmarks.

     Our marketing research and consulting and medical education and communications contracts generally are for projects lasting from three to six months. The contracts are terminable by the client and typically provide for termination payments in the event they are terminated by the client without cause. Termination payments include payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of these contracts, it is unlikely the loss or termination of any individual contract would have a material adverse effect on our business, financial condition or results of operations.

     The contracts within the pharmaceutical products group can be either performance based or fee for service and may require sales, marketing and distribution of product. In performance based contracts, we provide and finance a portion, if not all, of the commercial activities in support of a brand in return for a percentage of product sales. An important performance parameter is normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases, for periods after our promotional activities have ended.

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

     In May 2001, we entered into a copromotion agreement with Novartis for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R). That agreement ran through December 31, 2003. On May 20, 2002, that agreement was replaced by two separate agreements: one for Lotensin and another one for Lotrel, Diovan(R) and Diovan HCT(R). Both agreements ran through December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one year period. In February 2004, we were notified by Novartis of its intent to terminate the Lotrel-Diovan contract without cause, effective March 16, 2004. We will continue to be compensated under the terms of the agreement through the effective termination date. The Lotensin agreement called for us to provide promotion, selling, marketing and brand management for Lotensin. In exchange, we were entitled to receive a percentage of product revenue based on certain total prescription (TRx) objectives above specified contractual baselines. Even though the Lotensin agreement ended December 31, 2003, we are still entitled to receive royalty payments on the sales of Lotensin through December 31, 2004.

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

     In October 2002, we entered into an agreement with Xylos for the exclusive U.S. commercialization rights to the XCell wound care products. On January 2, 2004, we exercised our contractual right to terminate the agreement on 135 days' notice to Xylos, since sales of XCell were not sufficient to sustain our role as commercialization partner for the product. Our promotional activities in support of the brand concluded in January 2004, and the agreement will terminate effective May 16, 2004.

     On December 31, 2002, we entered into an exclusive licensing agreement with Cellegy for the exclusive North American rights for the testosterone gel product, Fortigel. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the FDA in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told us that it is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. We cannot predict with any certainty that the FDA will ultimately approve Fortigel for sale in the U.S. Under the terms of the agreement, we paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This payment was made prior to FDA approval and since there is no alternative future use of the licensed rights, we expensed the $15.0 million payment in December 2002, when incurred. This amount was recorded in other selling, general and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the licensing agreement, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales.

     On December 12, 2003, we instituted an action against Cellegy in the U.S. District Court for the Southern District of New York seeking to rescind the license agreement on the grounds that it was procured by fraud. We are seeking return of the $15.0 million license fee we paid plus additional damages caused by Cellegy's conduct. See Item 3 - "Legal Proceedings" for additional information.

Significant Customers

     Our significant customers are discussed in Note 12 to the consolidated financial statements included elsewhere in this report.

Marketing

     Our marketing efforts target the biopharmaceutical and MD&D industries. Companies with large product portfolios have been the most likely customers for the services and solutions we provide, but we have also partnered with smaller, emerging companies. Our marketing efforts are designed to reach the senior sales, marketing and business development personnel within these companies, with the goal of informing them of our full range of services and our reputation as a high quality sales and marketing organization. Our tactical plan includes advertising in trade publications, direct mail campaigns, presence at industry seminars and a direct selling effort. We have a dedicated team of business development specialists who work across the organization to identify needs within the biopharmaceutical and MD&D industries which we can address. A multi-disciplinary team of senior managers reviews possible business opportunities as identified by the business development team and determines strategies and negotiation positions to contract for the most attractive business opportunities.

Competition

     There are relatively few barriers to entry into the businesses in which we operate and, as the industry continues to evolve, new competitors are likely to emerge. We compete on the basis of such factors as reputation, service quality, management experience, performance record, customer satisfaction, ability to respond to specific client needs, integration skills and price. We believe we compete effectively with respect to each of these factors. Increased competition may lead to price and other forms of competition that could have a material adverse effect on our business, financial condition and results of operations.

     For our service offerings, the competition includes in-house sales and marketing departments of biopharmaceutical and MD&D companies, emerging companies within these segments and other contract sales organizations (CSOs). Companies that compete with us from the perspective of having diversified service offerings include Innovex (a subsidiary of Quintiles Transnational), Ventiv Health, Nelson Professional Sales (a division of Publicis) and Cardinal Health, Inc.

     The competition for sourcing products into our PPG is primarily other companies seeking to sell and market pharmaceutical products. Competing to copromote, license and/or acquire brands involves risks in identifying, assessing and contracting effectively for products in addition to the marketing and distribution risks of the products we obtain.

Government and Industry Regulation

     The healthcare sector is heavily regulated by both government and industry. Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the approval, provision, licensing, labeling, marketing, promotion, price, sale and reimbursement of healthcare services and products, including pharmaceutical and MD&D products. The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with good manufacturing practices, and to impose or seek injunctions, voluntary recalls, and civil monetary and criminal penalties. These restrictions or prohibitions on sales or withdrawal of approval of products marketed by us could have a material adverse effect on our business, financial condition and results of operations.

     The Food, Drug and Cosmetic Act, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the FDA regulates all promotional activities involving prescription drugs. The distribution of pharmaceutical products is also governed by the Prescription Drug Marketing Act (PDMA), which regulates these activities at both the federal and state level. The PDMA imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceutical products even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners and require extensive record keeping and labeling of such samples for tracing purposes. The sale or distribution of pharmaceutical products is also governed by the Federal Trade Commission Act.

     Some of the services that we currently perform or that we may provide in the future may also be affected by various guidelines established by industry and professional organizations. For example, ethical guidelines established by the American Medical Association (AMA) govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern honoraria and other items of economic value which AMA member physicians may receive, directly or indirectly, from pharmaceutical companies. Similar guidelines and policies have been adopted by other professional and industry organizations, such as Pharmaceutical Research and Manufacturers of America, an industry trade group.

     There are also numerous federal and state laws pertaining to healthcare fraud and abuse. In particular, certain federal and state laws prohibit manufacturers, suppliers and providers from offering, giving or receiving kickbacks or other remuneration in connection with ordering or recommending the purchase or rental of healthcare items and services. The federal anti-kickback statute imposes both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease or order (or arrange for or recommend the purchase, lease or order of) any item or service for which payment may be made by Medicare or other federally-funded state healthcare programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the statute can result in numerous sanctions, including criminal fines, imprisonment and exclusion from participation in the Medicare and Medicaid programs.

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

     The FDA regulates the drug development process in the U.S. This impacts products we may develop, license or acquire, including, for example, the Cellegy licensed product. These regulations affect all aspects of the research programs conducted on unapproved products in the U.S., including manufacturing of the drug substance and drug product, preliminary pharmacology and toxicology evaluation, and all exposure of human subjects or patients. This human testing is performed under an Investigational New Drug Exemption (IND). When sufficient evidence of efficacy and safety is available to enable unrestricted commercial distribution, an NDA is submitted under the regulations. The NDA is a comprehensive filing that includes, among other things, the results of all Chemistry, Manufacturing and Controls (CMC) preclinical and clinical studies. The FDA's review of this application results in a decision on the approval or non-approval of the drug. Approved drugs may be marketed in the U.S. post-approval, however, the NDA regulations require continuing monitoring and reporting on the safety of the approved product in the general patient population.

     We cannot determine what effect changes in regulations or statutes or legal interpretations, when and if established or enacted, may have on our business in the future. Changes could require, among other things, changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuance of certain products, additional record keeping or expanded documentation of the properties of certain products and scientific substantiation. Further, we may experience delays in the regulatory approval of products we license or acquire. Such changes, or new legislation, or delays could have a material adverse effect on our business, financial condition and results of operations. Our failure, or the failure of our clients and/or the partners, to comply with, or any change in, the applicable regulatory requirements or professional organization or industry guidelines or regulatory delays could, among other things, limit or prohibit us or our clients from conducting business activities as presently conducted or proposed to be conducted, result in adverse publicity, increase the costs of regulatory compliance or result in monetary fines or other penalties. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

                                  RISK FACTORS

     In addition to the other information provided in our reports, you should carefully consider the following factors in evaluating our business, operations and financial condition. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations.

     We continue to look for opportunities to develop the pharmaceutical products group segment of our business, which may include copromotion and exclusive distribution arrangements, as well as licensing and brand ownership of products, and most recently, Integrated Commercialization Services (ICS). We cannot assure you that we can successfully develop this business.

     Notwithstanding the fact that we had no product revenue from the pharmaceutical products group segment of our business in 2003, we believe that one area for our future growth is potentially to acquire copromotion and distribution rights to pharmaceutical products and potentially to license or acquire these products. These types of arrangements can significantly increase our operating expenditures in the short-term. Typically, these agreements require significant "upfront" payments, minimum purchase requirements, minimum royalty payments, payments to third parties for production, inventory maintenance and control, distribution services and accounts receivable administration, as well as sales and marketing expenditures. In addition, particularly where we license or acquire products before they are approved for commercial use, we may be required to incur significant expense to gain the required regulatory approvals. As a result, our working capital balance and cash flow position could be materially and adversely affected until the products in question become commercially viable, if ever. The risks that we face in developing the pharmaceutical product segment of our business may increase in proportion with:

          o the number and types of products covered by these types of agreements;

          o the applicable stage of the drug regulatory process of the products at the time we enter into these agreements; and

          o our control over the manufacturing, distribution and marketing processes.

     In December 2002, we acquired from Cellegy the exclusive right to market and sell Fortigel, a transdermal testosterone gel for the treatment of male hypogonadism in the U.S., Puerto Rico, Mexico and Canada. While we have entered into copromotion and exclusive distribution arrangements in the past, the Cellegy agreement is our first licensing arrangement. We paid an initial $15.0 million license fee and another $10.0 million incremental license fee milestone payment is due after the product has all FDA approvals (if such approvals are obtained) required to promote, sell and distribute the product in the U.S. If the drug is approved, in addition to paying Cellegy a royalty based on net sales, all of the costs associated with manufacturing the drug, distributing it, as well as sales and marketing expenditures would be our obligation. If additional testing is required after the drug is approved for sale in the U.S., the costs associated with those tests are our obligation as well. Furthermore, if we want to sell the drug in Mexico and Canada, we must fund the regulatory process in those countries.

     In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. In December 2003, we filed a lawsuit against Cellegy for fraudulently inducing us to enter the Cellegy License Agreement and for breaching certain obligations under the License Agreement. (See Item 3 - Legal Proceedings, Note 19 - Commitments and Contingencies, and the Risk Factor describing the Cellegy litigation in this section, below.) Since we filed the lawsuit, Cellegy is no longer in regular contact with us regarding Fortigel. Thus, for example, we are unaware of the FDA status regarding Fortigel (as of December 31, 2003, it had not been approved) and are unaware of what steps Cellegy is taking to develop Fortigel, to obtain FDA approval for Fortigel, and/or to arrange for a party to manufacture Fortigel. We have requested this information from Cellegy but have not received it. Accordingly, we may not possess the most current and reliable information concerning the current status of, or future prospects relating to, Fortigel. The issuance of the non-approvable letter by the FDA concerning Fortigel, however, casts significant doubt upon Fortigel's prospects and whether it will ever be approved. There can thus be no assurances that we will recover the $15.0 million license fee or that we will ever receive any revenue in connection with the Cellegy license agreement.

We are involved in lawsuits with Cellegy concerning the Cellegy License
Agreement.

     On December 12, 2003, we filed a complaint against Cellegy in the United States District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced us to enter into the Cellegy license agreement. The complaint also sets forth claims for misrepresentation and breach of contract related to the license agreement. In the complaint, we seek, among other remedies, rescission of the license agreement and return of the $15.0 million license fee we paid Cellegy. After we filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against us in the United States District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce us to enter into the license agreement and that Cellegy has not breached its obligations under the agreement. Cellegy has sought to stay, dismiss or transfer our suit in favor of its action in the California courts. We have sought to stay, transfer or dismiss Cellegy's lawsuit in favor of its action in the New York courts. We are unable to predict the ultimate outcome of these lawsuits.

We rely on third parties to manufacture all of our products and supply raw materials. Our dependence on these third parties may result in unforeseen delays or other problems beyond our control, which could have a material adverse effect on our business, financial condition and results of operations and our reputation.

     We do not manufacture any products and expect to continue to depend on third parties to provide us with sufficient quantities of products to meet demand. As a result, we cannot assure you that we will always have a sufficient supply of products on hand to satisfy demand or that the products we do have will meet our specifications. This risk is more acute in those situations where we have no control over the manufacturers. For example, our agreement with Cellegy obligates us to purchase all quantities of the product from PanGeo Pharma Inc. (PanGeo), a third-party manufacturer with which we have no contractual relationship and to which Cellegy has granted exclusive manufacturing rights. If there are any problems with this contract manufacturer, the supply of product could be temporarily halted until either PanGeo is able to get their facilities back on-line or we are able to source another supplier for the product. Since we filed a lawsuit against Cellegy as described above, Cellegy is no longer in regular contact with us regarding its manufacturing capabilities to produce Fortigel. Accordingly, we may not possess the most current and reliable information concerning PanGeo or other manufacturing arrangements for Fortigel that may have been established by Cellegy. This manufacturing shutdown could have a material impact on the future demand for the product and thus could have a material adverse effect on our business, financial condition and results of operations. Even if third-party manufacturers comply with the terms of their supply arrangements, we cannot be certain that supply interruptions will not occur or that our inventory will always be adequate. Numerous factors could cause interruptions in the supply of our finished products, including shortages in raw materials, strikes and transportation difficulties. Any disruption in the supply of raw materials or an increase in the cost of raw materials to our supplier could have a significant effect on its ability to supply us with products.

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

     Under our license agreement with Cellegy, we are required to make certain minimum royalty payments to Cellegy once the product is approved, assuming such an approval occurs. If the Cellegy product fails to gain market acceptance, we would still be required to make these minimum royalty payments. This would likely have a material adverse effect on our business, financial condition and results of operations. In addition, the Cellegy License Agreement requires us to satisfy certain minimum net sales requirements. If we fail to satisfy these minimum net sales requirements, under certain circumstances Cellegy may, at its option, convert our exclusive license to a nonexclusive license. This could mean that we would face increased competition from third parties with respect to the marketing and sale of the product.

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining required approvals for the commercialization of drugs and products that we license or acquire.

     In those potential situations where we license or acquire ownership of drugs or other medical or diagnostic equipment, the product in question may not yet be approved for sale to the public, in which case we may have the obligation to obtain the required regulatory approvals. The research, testing, manufacturing and marketing of drugs and other medical and diagnostic devices is heavily regulated in the U.S. and other countries. The regulatory clearance process typically takes many years and is extremely expensive. Despite the time and expense expended, regulatory clearance is never guaranteed. The FDA can delay, limit or deny approval of a drug for many reasons, including:

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

FDA approval does not guarantee commercial success. If we fail to successfully commercialize our products, our business, financial condition and results of operations could be materially and adversely affected.

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

          o    marketing and distribution support; and

          o    successfully creating and sustaining demand.

     We cannot assure you that any of our products will achieve commercial success, regardless of how effective they may be.

Failure to obtain adequate reimbursement could limit our ability to market products.

     Our ability to commercialize products, including licensed or acquired products, will depend in part on the reimbursements, if any, obtained from third-party payors such as government health administration authorities, private health insurers, managed care programs and other organizations. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for pharmaceutical products and medical devices. Cost control initiatives could decrease the price that we would receive for products and affect our ability to commercialize any product. Third-party payors also tend to discourage use of branded products when generic substitutes are available. As a result, reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product acquisition and development. If adequate reimbursement levels for either newly approved or branded products are not provided, our business, financial condition and results of operations could be materially and adversely affected.

We may require additional funds in order to implement our evolving business model.

     We may require additional funds in order to:

          o license or acquire additional pharmaceutical or medical device products or technologies;

          o    pursue regulatory approvals;

          o    develop incremental marketing and sales capabilities;

          o pursue other business opportunities or meet future operating requirements; and

          o    acquire other services businesses.

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

     Our service revenues depend on promotional, marketing and sales expenditures by companies in the life sciences industries, including the pharmaceutical, MD&D and biotechnology industries. Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products. Furthermore, the trend in the life sciences industries toward consolidation may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the use of contract sales and marketing services providers.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could materially adversely affect our business, financial condition, results of operations and growth rate.

     Our business and growth depend in large part on demand from the pharmaceutical and life sciences industries for outsourced marketing and sales services. The practice of many companies in these industries has been to hire outside organizations like us to conduct large sales and marketing projects. However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, number of sales representatives employed internally in relation to demand for or the need to promote new and existing products, and competition from other suppliers. If these industries reduce their tendency to outsource these projects, our business, financial condition, results of operations and growth rate could be materially adversely affected.

Product liability claims could harm our business.

     We could face substantial product liability claims in the event users of any of the pharmaceutical and medical device products we market now or in the future are alleged to cause negative reactions or adverse side effects or in the event any of these products causes injury, is alleged to be unsuitable for its intended purpose or is alleged to be otherwise defective. For example, we have been named in numerous lawsuits as a result of our detailing of Baycol(R) on behalf of Bayer Corporation (Bayer). Product liability claims, regardless of their merits, could be costly and divert management's attention, or adversely affect our reputation and the demand for our products. Although we currently have product liability insurance in the aggregate amount of $10.0 million, we cannot assure you that our insurance will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all.

We may be unable to secure or enforce adequate intellectual property rights to protect the products or technologies we acquire, license or develop.

     Our ability to successfully commercialize newly branded products or technologies depends on our ability to secure and enforce intellectual property rights, generally patents, and we may be unable to do so. To obtain patent protection, we must be able to successfully persuade the U.S. Patent and Trademark Office and its foreign counterparts to issue patents on a timely basis and possibly in the face of third-party challenges. Even if we are granted a patent, our rights may later be challenged or circumvented by third parties. Likewise, a third-party may challenge our trademarks or, alternatively, use a confusingly similar trademark. The issuance of a patent is not conclusive as to its validity or enforceability and the patent life is limited. In addition, from time to time, we might receive notices from third parties regarding patent claims against us. These type claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause us to incur significant expenses. As a result of litigation over intellectual property rights, we may be required to stop selling a product, obtain a license from the owner to sell the product in question or use the relevant intellectual property, which we may not be able to obtain on favorable terms, if at all, or modify a product to avoid using the relevant intellectual property. A successful claim of infringement against us could have a material adverse effect on our business, financial condition and results of operations.

If we do not meet performance goals set in our incentive-based and revenue sharing arrangements, our profits could suffer.

     We have the opportunity to analyze and sometimes enter into incentive-based and revenue sharing arrangements with pharmaceutical companies. Under incentive-based arrangements, we are typically paid a fixed fee and, in addition, have an opportunity to increase our earnings based on the market performance of the products being detailed in relation to targeted sales volumes, sales force performance metrics or a combination thereof. Under revenue sharing arrangements, our compensation is based on the market performance of the products being detailed, usually expressed as a percentage of product sales. These types of arrangements transfer some market risk from our clients to us. In addition, these arrangements can result in variability in revenue and earnings due to seasonality of product usage, changes in market share, new product introductions, overall promotional efforts and other market related factors. As an example, in October 2001, we entered into an agreement with Eli Lilly to copromote Evista in the U.S. under which we were to receive payments once product net sales exceeded a pre-determined baseline. Our net sales of Evista were insufficient for us to achieve our revenue and profit goals and as a result we incurred an operating loss for 2002 of $35.1 million on this contract, $28.9 million from operating activities and $6.2 million in unused sales force capacity. This contract was terminated effective December 31, 2002.

Most of our service revenue is derived from a limited number of clients, the loss of any one of which could adversely affect our business.

     Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. In 2003, we had two major clients that accounted for approximately 35.3% and 32.4%, respectively, or a total of 67.7%, of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients could have a material adverse effect on our business, financial condition and results of operations. For example, in February 2004, we announced the early termination of our fee for service contract arrangement with Novartis for the promotion of Diovan and Lotrel. As a result, $28.9 million of anticipated revenue associated with the Novartis contract in 2004 will not be realized. In February 2002, we announced the termination of our fee for service contract arrangement with Bayer and as a result, our 2002 revenues were reduced by approximately $20.0 million.

Our service contracts are generally short-term agreements and are cancelable at any time, which may result in lost revenue and additional costs and expenses.

     Our service contracts are generally for a term of one to three years and many may be terminated by the client at any time for any reason. For example, as discussed above, as a result of the early termination of our fee for service contract arrangements with Bayer and Novartis, our 2002 revenues were reduced by approximately $20.0 million due to the Bayer contract termination, and $28.9 million of anticipated revenue associated with the Novartis contract in 2004 will not be realized. The termination of a contract by one of our major clients not only results in lost revenue, but also may cause us to incur additional costs and expenses. All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is terminated, unless we can immediately transfer the related sales force to a new program, we either must continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.

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

     Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the provision of, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical and MD&D products. In particular, the healthcare industry is governed by various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Sanctions for violating these laws include civil and criminal fines and penalties and possible exclusion from Medicare, Medicaid and other federal or state healthcare programs. Although we believe our current business arrangements do not violate these federal and state fraud and abuse laws, we cannot be certain that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition and results of operations. Our failure, or the failure of our clients, to comply with these laws, regulations and guidelines, or any change in these laws, regulations and guidelines may, among other things, limit or prohibit our business activities or those of our clients, subject us or our clients to adverse publicity, increase the cost of regulatory compliance and insurance coverage or subject us or our clients to monetary fines or other penalties.

Our industry is highly competitive and our failure to address competitive developments promptly will limit our ability to retain and increase our market share.

     Our primary competitors for sales services include in-house sales and marketing departments of pharmaceutical companies, other CSOs and drug wholesalers. We also compete for the licensing and acquisition of pharmaceutical and MD&D products with other larger pharmaceutical and MD&D companies. There are relatively few barriers to entry in the businesses in which we compete and, as the industry continues to evolve, new competitors are likely to emerge. Many of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have. Increased competition may lead to price and other forms of competition that could have a material adverse effect on our market share, our ability to source new business opportunities, our business, financial condition and results of operations.

Consolidation of the wholesale distribution network for pharmaceutical products could adversely impact the terms and conditions of our product sales.

     The distribution network for pharmaceutical products has recently experienced significant consolidation among wholesalers and chain stores. As a result, a few large wholesale distributors control a significant share of the market and we have less ability to negotiate price, return policies and other terms and related provisions of the sale. As our distribution of products expands, some of these wholesalers and distributors may account for a significant portion of our product sales. Our inability to negotiate favorable terms and conditions for product sales to those wholesalers could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract key employees and consultants, we may be unable to develop our emerging business model.

     Successful execution of our business strategy depends, in large part, on our ability to attract and retain qualified management, marketing and other personnel with the skills and qualifications necessary to fully execute our programs and strategy. Competition for personnel among companies in the pharmaceutical industry is intense and we cannot assure you that we will be able to continue to attract or retain the personnel necessary to support the growth of our business.

Our business will suffer if we fail to attract and retain qualified sales representatives.

     The success and growth of our business depends on our ability to attract and retain qualified pharmaceutical sales representatives. There is intense competition for pharmaceutical sales representatives from CSOs and pharmaceutical companies. On occasion, our clients have hired the sales representatives that we trained to detail their products. We cannot be certain that we can continue to attract and retain qualified personnel. If we cannot attract and retain qualified sales personnel, we will not be able to expand our teams business and our ability to perform under our existing contracts will be impaired.

Our business will suffer if we lose certain key management personnel.

     The success of our business also depends on our ability to attract and retain qualified senior management, and financial and administrative personnel who are in high demand and who often have multiple employment options. Currently, we depend on a number of our senior executives, including Charles T. Saldarini, our chief executive officer, Steven K. Budd, our president, global sales and marketing services, and Bernard C. Boyle, our chief financial officer. The loss of the services of any one or more of these executives could have a material adverse effect on our business, financial condition and results of operations. Except for a $5 million key-man life insurance policy on the life of Mr. Saldarini and a $3 million policy on the life of Mr. Budd, we do not maintain and do not contemplate obtaining insurance policies on any of our employees.

Our controlling stockholder continues to have effective control of us, which could delay or prevent a change in corporate control that may otherwise be beneficial to our stockholders.

     John P. Dugan, our chairman, beneficially owns approximately 34% of our outstanding common stock. As a result, Mr. Dugan will be able to exercise substantial control over the election of all of our directors, and to determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendments to our certificate of incorporation.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

     Our certificate of incorporation and bylaws include provisions, such as providing for three classes of directors, which are intended to enhance the likelihood of continuity and stability in the composition of our board of directors. These provisions may make it more difficult to remove our directors and management and may adversely affect the price of our common stock. In addition, our certificate of incorporation authorizes the issuance of "blank check" preferred stock. This provision could have the effect of delaying, deterring or preventing a future takeover or a change in control, unless the takeover or change in control is approved by our board of directors, even though the transaction might offer our stockholders an opportunity to sell their shares at a price above the current market price.

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

          o    changes in regulations related to pharmaceutical companies; and

          o    general economic conditions.

     In addition, in the case of revenue related to service contracts, we recognize revenue as services are performed, while program costs, other than training costs, are expensed as incurred. As a result, during the first two to three months of a new contract, we may incur substantial expenses associated with implementing that new program without recognizing any revenue under that contract. This could have a material adverse impact on our operating results and the price of our common stock for the quarters in which these expenses are incurred. For these and other reasons, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Fluctuations in quarterly results could materially adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Our stock price is volatile and could be further affected by events not within our control. In 2003 our stock traded at a low of $6.86 and a high of $31.71.

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

Employees

     As of December 31, 2003, we had 3,884 employees. Included in that amount are 420 part-time field representatives employed by InServe, the number of which vary from time to time based on project demand. We are not party to a collective bargaining agreement with a labor union and we believe that our relations with our employees are good.

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

     The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov.

ITEM 2. PROPERTIES

Facilities

     Our corporate headquarters are located in Upper Saddle River, New Jersey, in a 48,600 square foot facility. The lease for all but approximately 10,000 square feet of this space expires in the fourth quarter of 2004. The lease on the remaining space expires in the second quarter of 2004. We have leased approximately 84,000 square feet in Saddle River, New Jersey for a term of approximately 12 years. We expect to relocate our corporate headquarters to this location during the second quarter of 2004.

     TVG operates out of a 48,000 square foot facility in Fort Washington, Pennsylvania, under a lease that expires in the third quarter of 2005.

     InServe operates out of a 9,100 square foot facility in Novato, California, under a lease which expires in the second quarter of 2005.

     We believe that our current and recently leased facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

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

     The complaint names us, our chief executive officer and our chief financial officer as defendants; purports to state claims against us on behalf of all persons who purchased our common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the Second Consolidated and Amended Complaint is that we intentionally or recklessly made false or misleading public statements and omissions concerning our financial condition and prospects with respect to our marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline, our marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corporation, as well as our marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly.

     In February 2003, we filed a motion to dismiss the Second Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. We believe that the allegations in this purported securities class action are without merit and we intend to defend the action vigorously.

Bayer-Baycol Litigation

     We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred to date in defending these proceedings. As of February 20, 2004 Bayer has reimbursed us for approximately $1.6 million in legal expenses, almost all of which was received in 2003 and is reflected as a credit within selling, general and administrative expense.

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

     On May 8, 2003, we entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement as well as certain other additional expenses. We recorded a $2.1 million charge in the first quarter of 2003 related to this settlement. Pursuant to the Settlement Agreement, we also agreed that we would
(a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxilium an additional amount per prescription to be determined based upon a specified formula, in the event any prescriptions were filled for Fortigel prior to January 26, 2004. As discussed above, in July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. We will not pay any additional amount to Auxilium as set forth in clause (b) above since Fortigel was not approved by the FDA prior to January 26, 2004. We do not believe that the terms of the Settlement Agreement will have any material impact on the success of our commercialization of the product if, or when, the FDA approves it.

Cellegy Pharmaceuticals Litigation

     On December 12, 2003, we filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced us to enter into a license agreement with Cellegy regarding Fortigel on December 31, 2002. The complaint also alleges claims for misrepresentation and breach of contract related to the license agreement. In the complaint, we seek, among other things, rescission of the license agreement and return of the $15.0 million we paid Cellegy. After we filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against us in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce us to enter the license agreement and that Cellegy has not breached its obligations under the license agreement. We are unable to predict the ultimate outcome of these lawsuits.

Other Legal Proceedings

     We are currently a party to other legal proceedings incidental to our business. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "PDII." The following table sets forth, for each of the periods indicated, the range of high and low closing sales prices for the common stock as reported by the Nasdaq National Market.

                                                                  High      Low
                                                                 ------   ------
        2003
     First quarter............................................   12.650    7.100
     Second quarter...........................................   12.600    7.350
     Third quarter............................................   26.810   10.330
     Fourth quarter...........................................   30.870   20.250

        2002
     First quarter............................................   22.410   13.300
     Second quarter...........................................   20.000   14.130
     Third quarter............................................   14.900    4.070
     Fourth quarter...........................................   10.790    3.040

     We believe that, as of March 1, 2004, we had approximately 3,000 beneficial stockholders.

                      Equity Compensation Plan Information
                          Year Ended December 31, 2003

                                                                                   Number of securities
                                                                                 remaining available for
                                     Number of securities    Weighted-average     future issuance under
                                      to be issued upon      exercise price of     equity compensation
                                         exercise of            outstanding         plans (excluding
                                     outstanding options,    options, warrants   securities reflected in
           Plan Category             warrants and rights        and rights             column (a))
---------------------------------    --------------------   ------------------   -----------------------
                                             (a)                    (b)
Equity compensation plans
   approved by security holders
   (2000 Omnibus Incentive
   Compensation Plan and 1998
   Stock Option Plan)............         1,037,599               $27.33                 939,611
Equity compensation plans not
   approved by security
   holders(1)....................                --                   --                      --
                                          =========               ======                 =======
Total............................         1,037,599               $27.33                 939,611
                                          =========               ======                 =======

(1) The Company does not have any equity compensation plans which have not been approved by security holders.

Dividend policy

     We have not paid any dividends and do not intend to pay any dividends in the foreseeable future. Future earnings, if any, will be used to finance the future growth of our business. Future dividends, if any, will be determined by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are derived from our audited consolidated financial statements and the accompanying notes. Our consolidated financial statements for 1999 reflect our acquisition of TVG in May 1999, which was accounted for as a pooling of interests, on a pro forma basis as if TVG had been owned by the Company the entire period. Consolidated balance sheets at December 31, 2003 and 2002 and consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 2003, 2002 and 2001 and the related notes are included elsewhere in this Annual Report on Form 10-K and have been audited by PricewaterhouseCoopers LLP, independent auditors. The selected financial data set forth below should be read together with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes appearing elsewhere in this report.

Statement of operations data:

                                                                               Years Ended December 31,
                                                                ----------------------------------------------------
                                                                  2003       2002        2001       2000       1999
                                                                --------   --------   --------   --------   --------
                                                                        (in thousands, except per share data)
Revenue
   Service, net..............................................   $329,061   $277,575   $281,269   $315,867   $174,902
   Product, net..............................................    (11,613)     6,438    415,314    101,008         --
                                                                --------   --------   --------   --------   --------
      Total revenue, net.....................................    317,448    284,013    696,583    416,875    174,902
                                                                --------   --------   --------   --------   --------

Cost of goods and services
   Program expenses..........................................    227,080    254,140    232,171    235,355    130,121
   Cost of goods sold........................................      1,287         --    328,629     68,997         --
                                                                --------   --------   --------   --------   --------
      Total cost of goods and services.......................    228,367    254,140    560,800    304,352    130,121
                                                                --------   --------   --------   --------   --------

Gross profit.................................................     89,081     29,873    135,783    112,523     44,781

Operating expenses
   Compensation expense......................................     36,901     32,670     39,263     32,820     19,611
   Other selling, general and administrative expenses........     30,347     44,163     83,815     38,827      9,448
   Restructuring and other related expenses..................        143      3,215         --         --         --
   Litigation settlement.....................................      2,100         --         --         --         --
   Acquisition and related expenses..........................         --         --         --         --      1,246
                                                                --------   --------   --------   --------   --------
      Total operating expenses...............................     69,491     80,048    123,078     71,647     30,305
                                                                --------   --------   --------   --------   --------
Operating income (loss)......................................     19,590    (50,175)    12,705     40,876     14,476
Other income, net............................................      1,073      1,967      2,275      4,864      3,471
                                                                --------   --------   --------   --------   --------
Income (loss) before provision (benefit) for income taxes ...     20,663    (48,208)    14,980     45,740     17,947
Provision (benefit) for income taxes.........................      8,405    (17,447)     8,626     18,712      7,539
                                                                --------   --------   --------   --------   --------
Net income (loss)............................................   $ 12,258   $(30,761)  $  6,354   $ 27,028   $ 10,408
                                                                ========   ========   ========   ========   ========

Basic net income (loss) per share(1).........................   $   0.86   $  (2.19)  $   0.46   $   2.00   $   0.87
                                                                ========   ========   ========   ========   ========
Diluted net income (loss) per share(1).......................   $   0.85   $  (2.19)  $   0.45   $   1.96   $   0.86
                                                                ========   ========   ========   ========   ========
Basic weighted average number of shares outstanding(1).......     14,231     14,033     13,886     13,503     11,958
                                                                ========   ========   ========   ========   ========
Diluted weighted average number of shares outstanding(1).....     14,431     14,033     14,113     13,773     12,167
                                                                ========   ========   ========   ========   ========

                                                                             Years Ended December 31,
                                                             ------------------------------------------------------
                                                                                                             1999
                                                                                                            -------
                                                                    (in thousands, except per share data)
Pro forma data (unaudited)
Income before provision for income taxes..................                                                  $17,947
Pro forma provision for income taxes (2)..................                                                    7,677
                                                                                                            -------
Pro forma net income (2)..................................                                                  $10,270
                                                                                                            =======
Pro forma basic net income per share (2)..................                                                  $  0.86
                                                                                                            =======
Pro forma diluted net income per share (2)................                                                  $  0.84
                                                                                                            =======
Basic weighted average number of shares outstanding (1)...                                                   11,958
                                                                                                            =======
Pro forma diluted weighted average number of shares
   outstanding (1)........................................                                                   12,167
                                                                                                            =======

Balance sheet data:

                                                                            As of December 31,
                                                            --------------------------------------------------
                                                             2003       2002      2001       2000      1999
                                                            --------  --------  --------   --------   --------
                                                                            (in thousands)
Cash and cash equivalents................................   $113,288  $ 66,827  $160,043   $109,000   $ 57,787
Working capital..........................................    100,009    81,854   113,685    120,720     53,144
Total assets.............................................    219,623   190,939   302,671    270,225    102,960
Total long-term debt.....................................         --        --        --         --         --
Stockholders' equity ....................................    138,448   123,211   150,935    138,110     60,820

----------
(1) See Note 9 to our audited consolidated financial statements included elsewhere in this report for a description of the computation of basic and diluted weighted average number of shares outstanding.

(2) Prior to our initial public offering, we were an S corporation and had not been subject to Federal or New Jersey corporate income taxes, other than a New Jersey state corporate income tax of approximately 2%. In addition, TVG, a 1999 acquisition accounted for as a pooling of interest, was also taxed as an S corporation from January 1997 to May 1999. Pro forma provision for income taxes, pro forma net income and basic and diluted net income per share for 1999 reflect a provision for income taxes as if we and TVG had been taxed at the statutory tax rates in effect for C corporations for all periods.

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

     This report also identifies important factors that could cause our actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth under the headings "Business" and "Risk Factors" in Part I, Item 1; "Legal Proceedings" in Part I, Item 3; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, of this Annual Report on Form 10-K, and (iii) set forth in the Company's periodic reports on Forms 10-Q and 8-K as filed with the Securities and Exchange Commission since January 1, 2003.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

     We are a healthcare sales and marketing company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries. We create and execute sales and marketing campaigns intended to improve the profitability of pharmaceutical and MD&D products. We do this by partnering with companies who own the intellectual property rights to these products and recognize our ability to commercialize these products and maximize their sales performance. We have a variety of agreement types that we enter into with our partner companies, from fee for service arrangements to equity investments in a product or company.

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

     *    PDI pharmaceutical products group (PPG), comprised of:

          o    copromotion;

          o    licensing;

          o    acquisitions; and

          o    integrated commercialization services.

     *    PDI medical devices and diagnostics group (MD&D), comprised of:

          o    contract sales services (CSO);

          o    clinical sales teams;

          o    copromotion;

          o    licensing; and

          o    acquisitions.

     An analysis of these reporting segments and their results of operations is contained in Note 23 to the consolidated financial statements found elsewhere in this report and in the Consolidated Results of Operations discussion below.

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

     Our product detailing contracts generally are for terms of one to three years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason on 30 to 90 days' notice. These contracts typically, but not always, provide for termination payments in the event they are terminated by the client without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition and results of operations. As an example, in February 2004, Novartis notified us that it was exercising its right to terminate its contract with us without cause and as a result, $28.9 million of anticipated revenue associated with the Novartis contract in 2004 will not be realized. This contract was to run through December 31, 2004. Contracts may also be terminated for cause if we fail to meet stated performance benchmarks. The loss or termination of a large contract or the loss of multiple contracts would have a material adverse effect on our business, financial condition and results of operations.

     Our MR&C and EdComm contracts generally are for projects lasting from three to six months. The contracts are terminable by the client and provide for termination payments in the event they are terminated without cause. Termination payments include payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of the projects, it is unlikely the loss or termination of any individual MR&C or EdComm contract would have a material adverse effect on our business, financial condition and results of operations.

PDI Pharmaceutical Products Group

     The contracts within the pharmaceutical products group can be either performance based or fee for service and may require sales, marketing and distribution of product. In performance based contracts, we provide and finance a portion, if not all, of the commercial activities in support of a brand in return for a percentage of product sales. An important performance parameter is normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases, for periods after our promotional activities have ended.

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

     In May 2001, we entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R). That agreement ran through December 31, 2003. On May 20, 2002, that agreement was replaced by two separate agreements: one for Lotensin and another one for Lotrel, Diovan(R) and Diovan HCT(R). Both agreements ran through December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one year period. In February 2004, we were notified by Novartis of its intent to terminate the Lotrel-Diovan contract without cause, effective March 16, 2004 and, as a result, $28.9 million of anticipated revenue associated with the Lotrel-Diovan contract in 2004 will not be realized. We will continue to be compensated under the terms of the agreement through the effective termination date. Even though the Lotensin agreement ended December 31, 2003, we are still entitled to receive royalty payments on the sales of Lotensin through December 31, 2004. The Lotensin agreement called for us to provide promotion, selling, marketing and brand management for Lotensin. In exchange, we were entitled to receive a percentage of product revenue based on certain total prescription
(TRx) objectives above specified contractual baselines. The revenue resulting from the efforts of the Novartis sales force responsible for Lotrel-Diovan was classified in the SMSG segment in 2003 instead of the PPG segment, where it was classified in 2002, due to the fact that during 2002, we were reliant on the attainment of performance incentives, whereas in 2003 this contract was basically a fixed fee arrangement.

     In October 2001, we entered into an agreement with Eli Lilly and Company (Eli Lilly) to copromote Evista(R) in the U.S. Under this agreement, we were entitled to be compensated based upon net sales achieved above a predetermined level. In the event these predetermined net sales levels were not achieved, we would not receive any revenue to offset expenses incurred. During 2002, it became apparent that the net sales levels likely to be achieved would not be sufficient to recoup our expenses. In November 2002, we agreed with Eli Lilly to terminate the Evista copromotion agreement effective December 21, 2002.

     On December 31, 2002, we entered into an exclusive licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the U.S. Food and Drug Administration (FDA) in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told us that it is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. Since we filed the lawsuit, Cellegy is no longer in regular contact with us regarding Fortigel. Thus, for example, we are unaware of the FDA status regarding Fortigel (as of December 31, 2003, it had not been approved) and are unaware of what steps Cellegy is taking to develop Fortigel, to obtain FDA approval for Fortigel, and/or to arrange for a party to manufacture Fortigel. We have requested this information from Cellegy but have not received it. Accordingly, we may not possess the most current and reliable information concerning the current status of, or future prospects relating to, Fortigel. The issuance of the non-approvable letter by the FDA concerning Fortigel, however, casts significant doubt upon Fortigel's prospects and whether it will ever be approved. We cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S. Under the terms of the agreement, we paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This payment was made prior to FDA approval and since there is no alternative future use of the licensed rights, we expensed the $15.0 million payment in December 2002, when incurred. This amount was recorded in other selling, general and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the licensing agreement, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales.

     On December 12, 2003, we instituted an action against Cellegy in the U.S. District Court for the Southern District of New York seeking to rescind the Cellegy license agreement on the grounds that it was procured by fraud. We are seeking return of the license fee we paid on December 31, 2002 of $15.0 million plus additional damages caused by Cellegy's conduct.

PDI Medical Devices and Diagnostics Group

     Our MD&D group provides an array of sales and marketing services to the MD&D industry. Our core service is the provision of clinical sales teams. Our clinical sales teams employ nurses, medical technologists, and other clinicians who train and provide hands-on clinical education and after sales support to the medical staff of hospitals and clinics that recently purchased our clients' equipment. Our activities maximize product utilization and customer satisfaction for the medical practitioners, while simultaneously enabling our clients' sales forces to continue their selling activities instead of in-servicing the equipment they had recently sold.

     We also provide a contract sales business within the MD&D market. We took our knowledge from years of providing sales forces to the pharmaceutical industry and applied it to the MD&D business. As a result, we now have contract sales as one of the services that we market to the MD&D industry, to assist our clients in improving their product sales.

     In October 2002, we partnered with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products, by entering into an agreement pursuant to which we became the exclusive commercialization partner for the sales, marketing and distribution of the product line in the U.S. On January 2, 2004, we exercised our contractual right to terminate the agreement on 135 days' notice to Xylos since sales of XCell were not sufficient to sustain our role as commercialization partner for the product. Our promotional activities in support of the brand concluded in January 2004 and the agreement will terminate effective May 16, 2004. We provided a short-term loan in the amount of $250,000 to Xylos in February 2004. Under the terms of the loan agreement, we may provide another $250,000, if requested by Xylos.

     On May 29, 2003, we entered into an agreement with Organogenesis, Inc. (Organogenesis) whereby we agreed to provide sales, marketing, and clinical support for Apligraf(R), Organogenesis' living, bi-layered skin substitute. We leveraged our wound care sales force to provide marketing resources in support of Apligraf. PDI InServe also utilized its current team of wound care nurses to provide after-sales clinical support for practitioners. Under the terms of the agreement, we received a fee with the potential to earn incentives based on performance. However, Apligraf sales did not result in us earning any significant incentive payments. On October 14, 2003, we and Organogenesis simultaneously exercised our rights to terminate the agreement, and our wound care sales force ceased marketing Apligraf as of January 12, 2004. We do not believe that this termination will have a material adverse effect on our business, financial condition or results of operations.

     We currently do not anticipate entering into similar commercialization agreements in the MD&D market.

Critical Accounting Policies

     We prepare our financial statements in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are those that are most important to our financial condition and results and that require the most significant judgments on the part of our management in their application. We believe that the following represent our critical accounting policies. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 1 to the consolidated financial statements. Our management and our independent accountants have discussed our critical accounting policies with the audit committee of the board of directors. Because of the uncertainty of factors surrounding the estimates or judgments in the preparation of the consolidated financial statements, particularly as it relates to a number of the judgmental items discussed in this section, actual results may vary materially from these estimates.

Revenue Recognition and Associated Costs

     The paragraphs that follow describe the guidelines that we adhere to in accordance with GAAP when recognizing revenue and cost of goods and services in our financial statements. In accordance with GAAP, service revenue and product revenue and their respective direct costs have been shown separately on the income statement.

     Historically, we have derived a significant portion of our service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, we are likely to continue to experience significant client concentration in future periods. For the years ended December 31, 2003, 2002 and 2001, our largest clients, who each individually represented 10% or more of our service revenue, accounted for approximately 67.7%, 64.1% and 60.0%, respectively, of our service revenue.

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

     Program expenses consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Program expenses include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Product detailing, marketing and promotional expenses related to the detailing of products we distribute are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

     Training Costs

     Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. For all contracts, training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. When we receive a specific contract payment from a client upon commencement of a product detailing program expressly to compensate us for recruiting, hiring and training services associated with staffing that program, such payment is deferred and recognized as revenue in the same period that the recruiting and hiring expenses are incurred and amortization of the deferred training is expensed. When we do not receive a specific contract payment for training, all revenue is deferred and recognized over the life of the contract.

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

     Product revenue and cost of goods sold

     Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue for the year ended December 31, 2003 was negative, primarily from the adjustment to the Ceftin returns reserve, as discussed in Note 3 to the consolidated financial statements, net of the sale of the Xylos wound care products. Product revenue recognized in prior periods was related to the Ceftin contract which was terminated by mutual consent in February 2002.

     Cost of goods sold includes all expenses for product distribution costs, acquisition and manufacturing costs of the product sold. Inventory is valued at the lower of cost or market value. Cost is determined using the first-in, first-out costing method. Inventory to date has consisted of only finished goods.

Estimates for accrued rebates, discounts and sales allowances

     For product sales, provision is made at the time of sale for all discounts and estimated sales allowances. As is common in the pharmaceutical industry, customers who purchased our Ceftin product are permitted to return unused product, after approval from us, up to six months before and one year after the expiration date for the product, but no later than December 31, 2004. The products sold by us prior to the Ceftin agreement termination date of February 28, 2002 have expiration dates through June 2004. As discussed in Note 3 to the consolidated financial statements, there was a $12.0 million adjustment to the Ceftin returns reserve in 2003. This adjustment was recorded as a reduction to revenue consistent with the initial recognition of the returns allowance and resulted in us reporting net negative product revenue in 2003. Additionally, certain customers were eligible for price rebates or discounts, offered as an incentive to increase sales volume and achieve favorable formulary status, on the basis of volume of purchases or increases in the product's market share over a specified period, and certain customers are credited with chargebacks on the basis of their resales to end-use customers, such as HMO's, which contracted with us for quantity discounts. Furthermore, we are obligated to issue rebates under the federally administered Medicaid program. In each instance we have the historical data and access to other information, including the total demand for the drug we distribute, our market share, the recent or pending introduction of new drugs or generic competition, the inventory practices of our customers and the resales by our customers to end-users having contracts with us, necessary to reasonably estimate the amount of such returns or allowances, and record reserves for such returns or allowances at the time of sale as a reduction of revenue. The actual payment of these rebates varies depending on the program and can take several calendar quarters before final settlement. As we settle these liabilities in future periods, we will continue to monitor all appropriate information and determine if any positive or negative adjustments are required in that period. Any adjustments for changes in estimates are recorded through revenue in that period.

Contract loss provisions

     Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Performance based contracts have the potential for higher returns but also an increased risk of contract loss as compared to the traditional fee for service CSO contracts. As discussed in Notes 2 and 3 to the consolidated financial statements, we recognized contract losses in 2002 and 2001 related to the Evista and Ceftin contracts, respectively.

Financial instruments

     Our consolidated balance sheets reflect various financial instruments including cash and cash equivalents and investments. We do not engage in trading activities or off-balance sheet financial instruments. As a matter of policy, excess cash and deposits are held by major banks or in high quality short-term liquid instruments. We have investments, mainly in equity instruments, that are carried at fair market value. We do not use derivative instruments such as swaps or forward contracts. As discussed in Note 7 to the consolidated financial statements, we have certain investments accounted for under the cost method and certain investments accounted for under the equity method. We review our equity investments for impairment on an ongoing basis based on our determination of whether the decline in market value of the investment below its carrying value is other than temporary.

Deferred taxes - valuation allowance

     We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that we will realize our deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the calculation of tax planning initiatives. Adjustments to the deferred tax allowance are made to earnings in the period when such determination is made.

Goodwill impairment analysis

     We adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" in fiscal year 2002. The effect of this adoption on us is that goodwill is no longer amortized but is evaluated for impairment on at least an annual basis. We have established reporting units for purposes of testing goodwill for impairment. The tests involve determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. We completed the first step of the transitional goodwill impairment test and determined that no impairment existed at January 1, 2002. We evaluate goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows. We performed the required annual impairment tests in the fourth quarters of both 2003 and 2002 and determined that no impairment existed at either December 31, 2003 or December 31, 2002.

Restructuring and other related expenses

     In order to consolidate operations, downsize and improve operating efficiencies, we have recorded restructuring charges. The recognition of restructuring charges requires estimates and judgments regarding employee termination benefits and other exit costs to be incurred when the restructuring actions take place. Actual results can vary from these estimates which results in adjustments in the period of the change in estimate.

Contingencies

     In the normal course of business, we are subject to contingencies, such as legal proceedings and tax matters. In accordance with SFAS No. 5, "Accounting for Contingencies," we record accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. For a discussion of legal contingencies, please refer to
Note 19 to the consolidated financial statements.

Consolidated Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future operating results.

                                                     Years Ended December 31,
                                               -------------------------------------
                                                2003    2002    2001    2000    1999
                                               -----   -----   -----   -----   -----
Operating data
Revenue                                        103.7%   97.7%   40.4%   75.8%  100.0%
   Service, net
   Product, net                                 (3.7)    2.3    59.6    24.2      --
                                               -----   -----   -----   -----   -----
      Total revenue, net                       100.0   100.0   100.0   100.0   100.0
                                               -----   -----   -----   -----   -----
Cost of goods and services
   Program expenses                             71.5    89.5    33.3    56.5    74.4
   Cost of goods sold                            0.4      --    47.2    16.5      --
                                               -----   -----   -----   -----   -----
      Total cost of goods and services          71.9    89.5    80.5    73.0    74.4
                                               -----   -----   -----   -----   -----

Gross profit                                    28.1    10.5    19.5    27.0    25.6

Operating expenses
   Compensation expense                         11.6    11.5     5.7     7.9    11.2
   Other selling, general and administrative
      expenses                                   9.6    15.5    12.1     9.3     5.4
   Restructuring and other related expenses      0.1     1.1      --      --      --
   Litigation settlement                         0.6      --      --      --      --
   Acquisition and related expenses               --      --      --      --     0.7
                                               -----   -----   -----   -----   -----
      Total operating expenses                  21.9    28.1    17.8    17.2    17.3
                                               -----   -----   -----   -----   -----
Operating income (loss)                          6.2   (17.6)    1.7     9.8     8.3
Other income, net                                0.3     0.7     0.3     1.2     2.0
                                               -----   -----   -----   -----   -----
Income (loss) before provision (benefit) for
   income taxes                                  6.5   (16.9)    2.0    11.0    10.3
Provision (benefit) for income taxes             2.6    (6.1)    1.2     4.5     4.3
                                               -----   -----   -----   -----   -----
Net income (loss)                                3.9%  (10.8)%   0.8%    6.5%    6.0%
                                               =====   =====   =====   =====   =====

Pro forma data (unaudited)
Income (loss) before pro forma provision for
   income taxes                                                                 10.3%
Pro forma provision for income taxes                                             4.4
                                                                               -----
Pro forma net income (loss)                                                      5.9%
                                                                               =====

     Comparison of 2003 and 2002

     Revenue, net (in thousands)
     ----------------------------------------------------------------------------------------------------
                                    Service                                      Product
                --------------------------------------------   ------------------------------------------
                                       variance                                     variance
                  2003        2002    fav/(unfav)   % change     2003      2002    fav/(unfav)   % change
                --------   --------   -----------   --------   --------   ------   -----------   --------
     SMSG       $262,966   $179,067    $ 83,899       46.9%    $     --   $   --    $     --        0.0%
     PPG          54,349     88,538     (34,189)     (38.6)%    (12,000)   6,438     (18,438)    (286.4)%
     MD&D         11,746      9,970       1,776       17.8%         387       --         387        0.0%
                --------------------------------------------   ------------------------------------------
        Total   $329,061   $277,575    $ 51,486       18.5%    $(11,613)  $6,438    $(18,051)    (280.4)%
     ----------------------------------------------------------------------------------------------------

     Revenue, net. Net revenue for 2003 was $317.4 million, 11.8% more than net revenue of $284.0 million for the prior year period. Service revenue was $329.1 million in 2003, an increase of $51.5 million or 18.5% from the $277.6 million recorded in 2002. This increase is mainly attributable to the addition of three significant dedicated CSO contracts in July 2003, as well as the performance on the Lotensin contract. Product revenue was negative $11.6 million as a result of a $12.0 million increase in the Ceftin accrual which was recorded in the fourth quarter of 2003; this increase was attributable to the changes in estimate related to the allowance for sales returns recorded on previous Ceftin sales. (Please see Note 3 to the consolidated financial statements.) This was partially offset by Xylos product sales of approximately $387,000.

     The SMSG segment had $263.0 million in revenue for 2003, an increase of $83.9 million over 2002. This increase is attributable to the three new dedicated CSO contracts mentioned previously, and the reclassification of the Lotrel-Diovan revenues due to the renegotiation of our Novartis contract in May 2002. As discussed in the PDI Pharmaceutical Products Group section of the MD&A, the Novartis sales force responsible for Lotrel-Diovan was classified in the SMSG segment in 2003 instead of the PPG segment, where it was classified in 2002, due to the fact that during 2002, we were reliant on the attainment of performance incentives, whereas in 2003 this contract was basically a fixed fee arrangement. As discussed previously, in February 2004, we were notified by Novartis of its intent to terminate the Lotrel-Diovan contract without case, and, as a result, $28.9 million of anticipated revenue associated with the Lotrel-Diovan contract in 2004 will not be realized.

     The PPG segment had service revenue of $54.3 million, mainly attributable to the results on behalf of Lotensin. We were able to maintain Lotensin prescription levels relatively stable throughout the year, which resulted in us earning additional revenue under the terms of the agreement. The decrease of $34.2 million from the comparable prior year period can be primarily attributed to the Lotrel-Diovan revenue reclassification discussed above.

     Revenues for MD&D were $12.1 million for 2003 versus $10.0 million in 2002, an increase of 21.7%. MD&D service revenue increased by $1.8 million and there was product revenue of approximately $387,000 related to the sale of the Xylos product. As discussed in Note 2 to the consolidated financial statements, we gave Xylos notice of termination of the Xylos agreement on January 2, 2004, effective May 16, 2004.

     Cost of goods and services (in thousands)
     ----------------------------------------------------------------------------------------------------
                                Service                                   Product
                --------------------------------------------   ------------------------------------------
                                        variance                                    variance
                  2003       2002     fav/(unfav)   % change    2003      2002     fav/(unfav)   % change
                --------   --------   -----------   --------   ------   --------   -----------   --------
     SMSG       $182,170   $133,113    $(49,057)      (36.9)%  $   --      $--       $    --       0.0%
     PPG          36,364    113,751      77,387        68.0%       23       --           (23)      0.0%
     MD&D          8,546      7,276      (1,270)      (17.5)%   1,264       --        (1,264)      0.0%
                --------------------------------------------   ------------------------------------------
        Total   $227,080   $254,140    $ 27,060        10.6%   $1,287      $--       $(1,287)      0.0%
     ----------------------------------------------------------------------------------------------------

     Costs of goods and services. Cost of goods and services for 2003 was $228.4 million, which was $25.7 million or 10.1% less than cost of goods and services of $254.1 million for 2002. During 2003 the gross profit percentage was 28.1% compared to 10.5% in the comparable prior year period. The gross profit attributable to service revenue was $102.0 million in 2003 versus $23.4 million in 2002, an increase of 335.9%. During 2002 the Evista contract resulted in a $34.7 million negative gross profit. Excluding the effect of the Evista contract, the gross profit percentage for 2002 would have been 17.5%.

     The SMSG segment had gross profit of $80.8 million with a gross profit percentage of 30.7%, a substantial increase over the $45.9 million gross profit and 25.7% gross profit percentage achieved in 2002, primarily due to the three new significant contracts entered into during the current year. Generally, the gross profit percentage achieved in 2003 was slightly higher than our historical gross profit percentages and was attributable to the greater efficiencies achieved in the performance of our contractual obligations for most service units.

     The PPG segment had $6.0 million in gross profit for 2003 compared to negative gross profit of $18.8 million in 2002. Excluding the $12.0 million effect of the increase in the Ceftin accrual for sales returns, the contracts within PPG contributed $18.0 million in gross profit with a gross profit percentage of 33.1%. Excluding the Evista contract, in 2002 total PPG would have earned a positive gross profit of $16.0 million and a gross profit percentage of 17.6%; the Evista contract was terminated as of December 31, 2002. The increase in gross profit percentage from an adjusted 17.6% to an adjusted 33.1% resulted from our success on the Lotensin program. We were able to maintain Lotensin prescription levels relatively stable throughout the year, which resulted in us earning additional revenue under the terms of the agreement.

     The MD&D segment earned a gross profit of $2.3 million and $2.7 million for the years ended 2003 and 2002, respectively.

     (Note: Compensation and other SG&A expense amounts for each segment contain allocated corporate overhead.)

          --------------------------------------------------------------------------------------
          Compensation Expense (excluding restructuring
          expense) (in thousands)
          --------------------------------------------------------------------------------------
                       2003    % of revenue     2002     % of revenue   $Inc/(Dec)   % Inc/(Dec)
                     -------   ------------   --------   ------------   ----------   -----------
          SMSG       $22,362        8.5%       $19,645       11.0%        $2,717        13.8%
          PPG         10,187       24.1%        10,353       10.9%          (166)       (1.6)%
          MD&D         4,352       35.9%         2,672       26.8%         1,680        62.9%
                     ---------------------------------------------------------------------------
             Total   $36,901       11.6%       $32,670       11.5%        $4,231        13.0%
          --------------------------------------------------------------------------------------

     Compensation expense. Compensation expense for 2003 was $36.9 million, an increase of $4.2 million or 13.0% more than the $32.7 million for the comparable prior year period. This increase can be attributed to a $7.1 million increase in the accrual for incentive compensation in 2003, which resulted from the improved performance of most business units in 2003; this increase in incentive compensation was partially offset by savings attributable to the reduced headcount associated with our prior year restructuring initiative. As a percentage of total net revenue, compensation expense increased slightly to 11.6% for 2003 from 11.5% for 2002. Compensation expense as a percent of revenue for the SMSG segment decreased but increased for the MD&D and PPG segments. The increase in expense, as a percent of revenue for the latter two segments, reflects the investment of additional management effort during 2003 toward our investigation of opportunities for licensing or acquiring products for those segments.

     ------------------------------------------------------------------------------------------------
     Other SG&A (excluding restructuring expense and litigation expense)
     (in thousands)
     ------------------------------------------------------------------------------------------------
                                                  % of               % of
                                       2003     revenue    2002     revenue   $Inc/(Dec)   %Inc/(Dec)
                                      -------   -------   -------   -------   ----------   ----------
     SMSG                             $16,836     6.4%    $15,796     8.8%     $  1,040        6.6%
     PPG                                7,081    16.7%     25,700    27.1%      (18,619)     (72.4)%
     MD&D                               6,430    53.0%      2,658    26.7%        3,772      141.9%
                                      ---------------------------------------------------------------
        Total                         $30,347     9.6%    $44,154    15.5%     $(13,807)     (31.3)%
                                      ---------------------------------------------------------------
        Less: Cellegy licensing fee        --      --      15,000    15.8%      (15,000)     100.0)%
                                      ---------------------------------------------------------------
        Adjusted Total                $30,347     9.6%    $29,154    10.3%     $  1,193        4.1%
     ------------------------------------------------------------------------------------------------

     Other selling, general and administrative expenses. Total other SG&A expenses were $30.3 million for 2003, which represented 9.6% of revenues. Other selling, general and administrative expenses were $44.2 million in 2002, which included the $15.0 million payment for the initial licensing fee associated with the Cellegy agreement. Other SG&A expense as a percent of revenue for the SMSG and PPG segments decreased but increased for the MD&D segment. There was a net decrease in expense as a percent of revenue for the PPG segment in 2003 as compared to 2002. During 2002, we incurred a $15.0 million (or 15.8% of revenue) Cellegy license fee payment and the larger 2002 field teams required greater administrative resources than in 2003. This increase as a percent of revenue for the MD&D segment was primarily attributable to the sales force related costs and other marketing costs associated with the marketing of our wound care products, which began in January 2003.

     Restructuring and other related expenses. During the year ended December 31, 2002, we accrued $6.3 million in restructuring and other related expenses in connection with our decision to consolidate operations to create efficiencies. During 2003, our initial accrual was adjusted to reflect the following:

          o a $270,000 reduction in the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio;

          o $133,000 of additional restructuring expense due to higher than expected contractual termination costs. This additional expense was recorded in program expenses consistent with the original recording of the restructuring charges;

          o a $473,000 reduction in the restructuring accrual due to lower than expected sales force severance costs. Greater success in the reassignment of sales representatives to other programs and the voluntary departure of other sales representatives combined to reduce the requirement for severance costs. This adjustment was recorded in program expenses consistent with the original recording of the restructuring charges;

          o $413,000 of additional restructuring expense as a result of higher than expected exit costs and corporate employee severance costs. This adjustment was recorded in other SG&A expenses consistent with the original recording of the restructuring charges.

     As of December 31, 2003, the restructuring accrual is $744,000, consisting of remaining lease and corporate severance payments. All restructuring activities associated with this accrual are substantially complete. The restructuring accrual and related activities are discussed more fully in the Restructuring and Other Related Expenses section of this MD&A.

     Litigation settlement. On May 8, 2003, we entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement). We recorded a $2.1 million charge in the first quarter of 2003 which included a cash payment paid upon execution of the Settlement Agreement and other additional expenses that were required as part of the settlement (Please see Note 19 to the audited consolidated financial statements).

                 Operating income (loss)
                 (in thousands)
                 --------------------------------------------
                                                    variance
                              2003       2002     fav/(unfav)
                              ----       ----     -----------
                 SMSG       $ 40,240   $  7,908     $32,333
                 PPG         (11,970)   (55,210)     43,240
                 MD&D         (8,680)    (2,873)     (5,808)
                            ---------------------------------
                    Total   $ 19,590   $(50,175)    $69,765
                 --------------------------------------------

     Operating income (loss). There was operating income for 2003 of $19.6 million, compared to an operating loss of $50.2 million in 2002, an increase of $69.8 million. The 2002 period operating loss was primarily the result of losses generated by the Evista contract and from the $15.0 million in licensing fee expenses associated with the Cellegy agreement. Operating income for 2003 for the SMSG segment was $40.2 million, or 408.9% more than the SMSG operating income for 2002 of $7.9 million. As a percentage of net revenue from the SMSG segment, operating income for that segment increased to 15.3% for 2003, from 4.4% for 2002. There was an operating loss for the PPG segment for 2003 of $12.0 million entirely attributable to the $12.0 million Ceftin accrual recorded in the fourth quarter of 2003. As discussed in Note 3 to the consolidated financial statements, the additional Ceftin accrual is attributable to the changes in estimates related to the allowance for sales returns recorded on previous Ceftin sales. This compares to an operating loss of $55.2 million in 2002, most of which was attributable to the $35.1 million operating loss for the Evista contract and the $15.0 million initial licensing fee associated with the Cellegy agreement. There was an operating loss for 2003 for the MD&D segment of $8.7 million compared to an operating loss of $2.9 million in the prior period. The 2003 loss was due primarily to the 2003 Xylos product launch and the slower than anticipated sales of that product.

     Other income, net. Other income, net, for 2003 and 2002 was $1.1 million and $2.0 million, respectively. For 2003, other income, net, was comprised primarily of interest income. For 2002, other income, net, was primarily comprised of $2.5 million in other income and net interest income, which was partially offset by losses on minority investments and disposal of assets of $0.5 million. The reduction in other income, net, in 2003 is primarily due to lower interest rates in 2003.

     Provision (benefit) for income taxes. There was an income tax provision of $8.4 million for 2003, compared to an income tax benefit of $17.4 million for 2002, which consisted of Federal and state corporate income taxes. The effective tax rate for 2003 was 40.7%, compared to an effective tax benefit rate of 36.2% for 2002. During 2002, the benefit rate was lower than the target rate of 41% to 42% as a result of the effect of recording a valuation allowance against certain state NOL carryforwards, for which it was determined that it was not more likely than not that the benefit from the net operating losses would be realized and the effect of non-deductible routinely incurred expenses. The effective tax rate for 2003 was lower than the target rate of 41% to 42% due to reductions in certain non-deductible costs and a decrease in the state effective tax rate resulting from changes in state tax apportionment factors and an increase in the number of filing jurisdictions required as a result of changes in our operations. The tax benefit from the reversal of the state valuation allowance was offset by a decrease in the value of our net state deferred tax asset resulting from the decrease in our overall state effective tax rate.

     Net income (loss). There was net income for 2003 of $12.3 million, compared to a net loss of $30.8 million for 2002 due to the factors discussed above.

     Comparison of 2002 and 2001

     Revenue, net. Net revenue for 2002 was $284.0 million, 59.2% less than net revenue of $696.6 million for the prior year period. This decrease of $412.6 million was almost entirely due to the mutual termination of the marketing sales and distribution contract with GSK for Ceftin; this product lost its patent protection in early 2002 and as a result we recorded only $6.4 million of product revenue in 2002, of which $5.7 million was attributable to changes in estimates related to sales returns, discounts and rebates recorded on previous Ceftin sales. Service revenue was $277.6 million in 2002, a reduction of $3.7 million or 1.3% from the $281.3 million recorded in 2001. There was a $71.8 million revenue reduction for the SMSG segment, primarily attributable to the loss of several significant dedicated CSO contracts and the general decrease in demand within our markets for sales and marketing services. This unfavorable variance was almost totally offset by the revenue increase for the PPG segment which had revenues of $88.5 million in 2002 compared to $27.7 million in 2001; the major reason for this increase was our Novartis contracts through which we provided services for Lotensin and Lotrel for all of 2002 and through which we added the Diovan products to our service base in May 2002. Revenues for MD&D were $10.0 million for 2002 versus $2.8 million in 2001 due to the fact we recorded revenue for InServe for the entire year of 2002 as opposed to only three and one-half months in 2001, and we earned modest revenue of $1.7 million from the initiation of our MD&D contract sales unit in 2002.

     Costs of goods and services. Cost of goods and services for 2002 was $254.1 million, which was $306.7 million or 54.7% less than cost of goods and services of $560.8 million for 2001. The mutual termination of the Ceftin contract resulted in a $328.6 million reduction in cost of goods and services for the product category. During 2002 the cost of goods and services for the service category was $254.1 million, an increase of $21.9 million compared to 2001, and the gross profit for the category was $23.4 million in 2002 versus $49.1 million in 2001. Despite the 28.6% revenue reduction for the SMSG segment, the group maintained its gross profit percentage, achieving a 25.7% gross profit percentage in 2002 compared to 25.4% in 2001. PPG has suffered a negative gross profit for both years. During 2001, the negative gross profit for PPG service of $15.4 million was mostly due to startup expenses and lower than expected product performance on the Novartis contracts. During 2002 the Novartis contracts achieved a positive gross profit but the Evista contract resulted in a $34.7 million negative gross profit. Excluding the Evista contract, total PPG would have earned a positive gross profit of $16.0 million and a 17.6% gross margin, which is lower than the SMSG margin by 8.1 percentage points. Performance based contracts can achieve a gross profit percentage above our historical averages for contract sales programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product(s) falls short of baselines. The Evista contract was terminated as of December 31, 2002 and therefore did not adversely affect 2003. The MD&D segment earned a modest gross profit in both years.

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

     Other selling, general and administrative expenses. Total other SG&A expenses were $44.2 million for 2002, 47.3% less than other selling, general and administrative expenses of $83.8 million (of which $46.9 million was related to Ceftin activities) for 2001. As a percentage of total net revenue, total other SG&A expenses increased to 15.5% for 2002 from 12.1% for 2001. Other SG&A expenses attributable to the sales and marketing services segment for 2002 were $15.8 million, $2.8 million less than other SG&A expenses of $18.6 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from the sales and marketing services segment, other SG&A expenses were 8.8% and 7.4% for 2002 and 2001, respectively. Other selling, general and administrative expenses attributable to the PPG segment for 2002 were $25.7 million, included in this amount was the $15.0 million initial licensing fee expense associated with the Cellegy agreement. For 2001, other selling, general and administrative expenses attributable to the PPG segment were $64.6 million. Excluding $46.9 million in Ceftin field and other promotional expenses, other selling, general and administrative expenses for 2001 were $17.7 million. Other SG&A expenses attributable to MD&D segment for 2002 were $2.7 million, $2.1 million more than other SG&A expenses of $0.6 million for three and one-half months of 2001. As a percentage of net revenue from the MD&D segment, other SG&A expenses were 26.7% and 21.7% for 2002 and 2001, respectively.

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

     Operating loss. There was an operating loss for 2002 of $50.2 million, compared to operating income of $12.7 million for 2001. The 2002 period operating loss was primarily the result of losses generated by the Evista contract and from recording $15.0 million in licensing fee expenses associated with the Cellegy agreement. Operating income for 2002 for the sales and marketing services segment was $7.9 million, or 52.0% less than the sales and marketing services operating income for 2001 of $16.5 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 4.4% for 2002, from 6.7% for 2001. There was an operating loss for the PPG segment for 2002 of $55.2 million almost entirely attributable to the $35.1 million operating loss for the Evista contract and the $15.0 million initial licensing fee associated with the Cellegy agreement. There was an operating loss for 2002 for the MD&D segment of $2.9 million compared to an operating loss of $0.2 million in the prior period. The 2002 loss was due primarily to startup costs in preparation for the January 2003 Xylos product launch and the initial efforts of the MD&D CSO unit.

     Other income, net. Other income, net, for 2002 and 2001 was $2.0 million and $2.3 million, respectively. For 2002, other income, net, was primarily comprised of $2.5 million in other income and net interest income. The reduction in 2002 was primarily due to significantly lower interest rates and reduced investments in 2002, which was partially offset by losses on investments and securities of approximately $0.5 million.

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

Restructuring and Other Related Expenses

     During the third quarter of 2002, we adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within our markets for the sales and marketing services segment, and the recognition that the infrastructure that supported these business units was larger than required. We originally estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time we initiated the restructuring. However, these savings have been partially offset by incremental SG&A expenses we incurred in the current period as we have been successful in expanding our business platforms for our segments. Substantially all of the restructuring activities have been completed as of December 31, 2003.

     In connection with this plan, we originally estimated that we would incur total restructuring expenses of approximately $5.4 million, other non-recurring expenses of approximately $0.1 million, and accelerated depreciation of approximately $0.8 million. Excluding $0.1 million, all of these expenses were recognized in 2002. The $0.1 million recognized in 2003 consisted of $0.4 million in additional expense incurred for severance and other exit costs partially offset by the receipt of $0.3 million for subletting the Cincinnati, Ohio facility.

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

     During the quarter ended December 31, 2003, we recorded approximately $413,000 in additional restructuring expense due to higher than expected severance and other exit costs. This adjustment was recorded in SG&A consistent with the original recording of the restructuring charges.

     The accrual for restructuring and exit costs totaled approximately $744,000 at December 31, 2003, and is recorded in current liabilities on the balance sheet included in the accompanying consolidated financial statements.

     A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                                    Balance at                               Write offs/      Balance at
                                December 31, 2002   Accruals   Adjustments    Payments     December 31, 2003
                                -----------------   --------   -----------   -----------   -----------------
     Administrative severance         $1,670          $ 58        $  --        $(1,443)           $285
     Exit costs                        1,288           488         (270)        (1,047)            459
                                      ------          ----        -----        -------            ----
                                      $2,958          $546        $(270)       $(2,490)           $744
                                      ------          ----        -----        -------            ----
     Sales force severance             1,741            --         (473)        (1,268)             --
                                      ------          ----        -----        -------            ----
        Total                         $4,699          $546        $(743)       $(3,758)           $744
                                      ======          ====        =====        =======            ====

Liquidity and Capital Resources

     As of December 31, 2003, we had cash and cash equivalents of approximately $113.3 million and working capital of $100.0 million, compared to cash and cash equivalents of approximately $66.8 million and working capital of approximately $81.9 million at December 31, 2002.

     For the year ended December 31, 2003, net cash provided by operating activities was $41.6 million, compared to $89.0 million net cash used in operating activities in 2002. The main components of cash provided by operating activities were:

     o cash provided from other changes in assets and liabilities of $23.7 million, primarily due to the receipt of a federal income tax refund of $20.7 million in August 2003;

     o    net income of approximately $12.3 million; and

     o add back of depreciation and amortization of other intangible assets of approximately $6.2 million.

     At December 31, 2003, the Company has a remaining reserve of $22.8 million related to Ceftin sales returns. The Company estimates that it will pay this amount beginning in 2004, using available cash on hand and cash provided by operations.

     In the third quarter of 2003, a valuation reserve of $835,000 was recorded to reduce the value of the inventory associated with our XCell wound care products to its net realizable value of approximately $174,000 as a result of management's determination that the sales potential for this product has diminished materially. The December 31, 2003 balance of the reserve is approximately $818,000. On January 2, 2004 we gave Xylos notice of termination of the Xylos agreement effective May 16, 2004. We continue to hold a $1.0 million investment of preferred stock of Xylos. In addition we provided a short-term loan to Xylos in February 2004 of $250,000. Under the terms of the agreement, we may provide another short-term loan of $250,000, if requested by Xylos.

     As of December 31, 2003, we had $3.6 million of unearned contract revenue and $4.0 million of unbilled costs and accrued profits. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits. Substantially all costs and accrued profits are earned and billed within 12 months from the end of the respective period.

     The net changes in the "Other changes in assets and liabilities" section of the consolidated statement of cash flows may fluctuate depending on a number of factors, the initiation and termination of contracts, contract terms and other timing issues; these variations may change in size and direction with each reporting period.

     For the year ended December 31, 2003, net cash provided by investing activities was $2.8 million which consisted of the sale of short-term investments of $4.6 million, partially offset by $1.8 million in purchases of property and equipment.

     For the year ended December 31, 2003, net cash provided by financing activities was $2.0 million. This amount is attributable to net proceeds received from the employee stock purchase plan of $1.3 million and $0.7 million in proceeds received from the exercise of stock options by employees.

     Capital expenditures during the periods ended December 31, 2003 and 2002 were $1.8 million and $4.0 million, respectively, and were funded from available cash. In the second quarter of 2004 we are anticipating moving our corporate headquarters to a new facility; in connection with that move, we are expecting to incur capital expenditures of approximately $3.0 million to $4.0 million.

     Due to the ability to carry back net operating losses incurred for the year ended December 31, 2002, we received a Federal income tax refund of approximately $20.7 million in August 2003.

     Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the year ended December 31, 2003, we had two major clients that accounted for approximately 35.3% and 32.4%, respectively, or a total of 67.7% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.

     Under our licensing agreement with Cellegy, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. Upon payment, this incremental milestone license fee will be recorded as an intangible asset and amortized over the estimated commercial life of the product, as then determined. This payment will be funded, when due, out of cash flows provided by operations and existing cash balances. In addition, under the licensing agreement, we will be required to pay Cellegy royalty payments ranging from 20% to 30% of net sales, including minimum royalty payments, if and when complete FDA approval is received. We believe that these royalty payments will be offset by product revenue. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told us that it is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. Since we filed a lawsuit against Cellegy (see below), Cellegy is no longer in regular contact with us regarding Fortigel. Thus, for example, we are unaware of the FDA status regarding Fortigel (as of December 31, 2003, it had not been approved) and are unaware of what steps Cellegy is taking to develop Fortigel, to obtain FDA approval for Fortigel, and/or to arrange for a party to manufacture Fortigel. We have requested this information from Cellegy but have not received it. Accordingly, we may not possess the most current and reliable information concerning the current status of, or future prospects relating to, Fortigel. The issuance of the non-approvable letter by the FDA concerning Fortigel, however, casts significant doubt upon Fortigel's prospects and whether it will ever be approved. We cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S. Since the drug remains unapproved, we were not required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2003, and it is unclear at this point when or if Cellegy will get Fortigel approved by the FDA which would trigger our obligation to pay $10.0 million to Cellegy.

     On December 12, 2003, we instituted an action against Cellegy in the U.S. District Court for the Southern District of New York seeking to rescind the Cellegy license agreement on the grounds that it was procured by fraud. We are seeking return of the license fee we paid on December 31, 2002 of $15.0 million plus additional damages caused by Cellegy's conduct.

     We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the foreseeable future. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business. We are evaluating the need for a credit facility which would be secured by our current assets for the purpose of increasing liquidity.

Contractual Obligations

     As of December 31, 2003, the aggregate minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows (in thousands):

                                              2004     2005     2006     2007     2008     Total
                                             ------   ------   ------   ------   ------   -------
          Operating leases
             Minimum lease payments          $3,084   $2,576   $2,319   $2,167   $2,166   $12,312
             Less minimum sublease rentals     (135)     (34)      --       --       --      (169)
                                             ----------------------------------------------------
                Net minimum lease payments   $2,949   $2,542   $2,319   $2,167   $2,166   $12,143
                                             ====================================================

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

     The following table sets forth quarterly operating results for the eight quarters ended December 31, 2003:

                                                                                 Quarter Ended
                                                --------------------------------------------------------------------------------
                                                Mar 31,   Jun 30,   Sep 30,    Dec 31,   Mar 31,    Jun 30,    Sep 30,   Dec 31,
                                                  2003      2003      2003      2003       2002      2002       2002       2002
                                                -------   -------   -------   --------   -------   --------   --------   -------
                                                                     (in thousands except per share data)
Revenue
   Service, net .............................   $67,511   $71,177   $86,200   $104,173   $68,160   $ 66,033   $ 64,353   $79,029
   Product, net .............................        34        82        81    (11,810)    5,723        500        215        --
                                                -------   -------   -------   --------   -------   --------   --------   -------
         Total revenue, net .................    67,545    71,259    86,281     92,363    73,883     66,533     64,568    79,029
                                                -------   -------   -------   --------   -------   --------   --------   -------
Cost of goods and services
   Program expenses .........................    49,881    50,307    61,815     65,077    67,277     65,721     67,475    53,667
   Cost of goods sold .......................        62        83       952        190        --         --         --        --
                                                -------   -------   -------   --------   -------   --------   --------   -------
         Total cost of goods and services ...    49,943    50,390    62,767     65,267    67,277     65,721     67,475    53,667
                                                -------   -------   -------   --------   -------   --------   --------   -------

Gross profit (loss) .........................    17,602    20,869    23,514     27,096     6,606        812     (2,907)   25,362

   Operating expenses
   Compensation expense .....................     8,874     9,123     9,297      9,607     7,759      9,294      9,157     6,459
   Other selling, general and
      administrative expenses ...............     5,833     7,206     7,676      9,632     3,325      6,450      9,433    24,956
   Restructuring and other
      related expenses ......................      (270)       --        --        413        --         --        972     2,243
   Litigation settlement ....................     2,100        --        --         --        --         --         --        --
                                                -------   -------   -------   --------   -------   --------   --------   -------
         Total operating expenses ...........    16,537    16,329    16,973     19,652    11,084     15,744     19,562    33,658
                                                -------   -------   -------   --------   -------   --------   --------   -------
Operating income (loss) .....................     1,065     4,540     6,541      7,444    (4,478)   (14,932)   (22,469)   (8,296)
Other income net ............................       269       226       246        332       889        356        459       263
                                                -------   -------   -------   --------   -------   --------   --------   -------
Income (loss) before provision
   for taxes ................................     1,334     4,766     6,787      7,776    (3,589)   (14,576)   (22,010)   (8,033)
Provision (benefit) for income taxes ........       556     1,954     2,605      3,290    (1,322)    (5,385)    (7,696)   (3,044)
                                                -------   -------   -------   --------   -------   --------   --------   -------
Net income (loss) ...........................   $   778   $ 2,812   $ 4,182   $  4,486   $(2,267)  $ (9,191)  $(14,314)  $(4,989)
                                                =======   =======   =======   ========   =======   ========   ========   =======
Basic net income (loss) per share ...........   $  0.05   $  0.20   $  0.29   $   0.31   $ (0.16)  $  (0.66)  $  (1.02)  $ (0.35)
                                                =======   =======   =======   ========   =======   ========   ========   =======
Diluted net income (loss) per share .........   $  0.05   $  0.20   $  0.29   $   0.31   $ (0.16)  $  (0.66)  $  (1.02)  $ (0.35)
                                                =======   =======   =======   ========   =======   ========   ========   =======
Weighted average number of shares:
   Basic ....................................    14,166    14,188    14,252     14,320    13,969     14,003     14,063    14,097
                                                =======   =======   =======   ========   =======   ========   ========   =======
   Diluted ..................................    14,237    14,266    14,543     14,677    13,969     14,003     14,063    14,097
                                                =======   =======   =======   ========   =======   ========   ========   =======

Note: For 2003, the sum of the quarterly basic net income per share amounts does not equal the annual basic net income per share due to rounding.

Effect of new accounting pronouncements

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity
(VIE) to be consolidated by a company, if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB issued a revision to the FIN 46 (FIN46R) which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions. Adoption of FIN46R is not expected to have a material impact on our business, financial position or results of operations.

     In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." The revenue recognition principles provided for in both SAB 101 and EITF 00-21 remain largely unchanged. As a result, the adoption of SAB 104 is not expected to have a material impact on our business, financial position and results of operations.

Use Of Non-GAAP Financial Information

     This Form 10-K contains non-GAAP financial information adjusted to exclude certain costs, expenses, gains and losses and other non-comparable items. This information is intended to enhance an investor's overall understanding of our past financial performance and our prospects for the future. For example, non-GAAP financial information is an indication of our baseline performance before items that are considered by us to be not reflective of our operational results. In addition, this information is among the primary indicators we use as a basis for planning and forecasting of future periods. This information is not intended to be considered in isolation or as a substitute for financial information prepared in accordance with GAAP.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and the required financial statement schedule are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Controls

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and executive officers

     The following table sets forth the names, ages and positions of our directors, executive officers and key employees:

Name                             Age   Position
----                             ---   --------
John P. Dugan                     68   Chairman of the board of directors and director of strategic planning
Charles T. Saldarini              40   Chief executive officer and vice chairman of the board of directors
Steven K. Budd                    47   President, global sales and marketing services group
Bernard C. Boyle                  59   Chief financial officer, executive vice president and treasurer
Stephen Cotugno                   44   Executive vice president -- corporate development and investor relations
Beth R. Jacobson                  43   Executive vice president, general counsel and corporate secretary
Alan L. Rubino                    49   Executive vice president and general manager -- sales teams business
Deborah Schnell                   48   Executive vice president -- business development
Christopher Tama                  45   Executive vice president and general manager -- pharmaceutical products
Joseph T. Curti(1)(3)(4)          65   Director
Larry Ellberger(1)(2)             56   Director
John C. Federspiel (1)(3)         49   Director
Gerald J. Mossinghoff(2)(3)       67   Director
John M. Pietruski(2)(3)           70   Director
Frank J. Ryan(1)(2)               64   Director
Jan Martens Vecsi                 60   Director

----------
(1)  Member of audit committee.

(2)  Member of compensation and management development committee.

(3)  Member of nominating and corporate governance committee.

(4)  Member of science and technology committee.

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

     Charles T. Saldarini is our vice chairman and chief executive officer. Joining PDI in 1987, Mr. Saldarini has held positions of increasing responsibility, becoming president of PDI in January 1995, chief executive officer in November 1997, and vice chairman in June 2000. In his 17 years at PDI, his contributions have spanned the full range of our development. He is responsible for making PDI the largest contract sales organization in the U.S. Prior to PDI, Mr. Saldarini worked at Merrill Dow Pharmaceuticals. He received a B.A. in political science from Syracuse University in 1985.

     Steven K. Budd has served as our global president of the sales and marketing services group since September 2003. Prior to that, he was our president and chief operating officer, a position he filled since June 2000. Mr. Budd joined us in April 1996 as vice president, account group sales. He became executive vice president in July 1997, chief operating officer in January 1998, and our president in June 2000. From January 1994 through April 1995, Mr. Budd was employed by Innovex, Inc., as director of new business development. From 1989 through December 1993, he was employed by Professional Detailing Network (now known as Nelson Professional Sales, a division of Publicis), as vice president with responsibility for building sales teams and developing marketing strategies. Mr. Budd received a B.A. in history and education from Susquehanna University in 1978.

     Bernard C. Boyle has served as our chief financial officer, executive vice president and treasurer since March 1997. In 1990, Mr. Boyle founded BCB Awareness, Inc., a firm that provided management advisory services, and served as its president until March 1997. During that period he was also a partner in Boyle & Palazzolo, Partners, an accounting firm. From 1982 through 1990 he served as controller and then chief financial officer and treasurer of William Douglas McAdams, Inc., an advertising agency. From 1966 through 1971, Mr. Boyle was employed by the national accounting firm then known as Coopers & Lybrand L.L.P. as supervisor/senior audit staff. Mr. Boyle received a B.B.A. in accounting from Manhattan College in 1965 and an M.B.A. in corporate finance from New York University in 1972.

     Stephen P. Cotugno became our executive vice president - corporate development and investor relations in January 2000. He joined us as a consultant in 1997 and in January 1998 he was hired full time as vice president-corporate development. Prior to joining us, Mr. Cotugno was an independent financial consultant. He received a B.A. in finance and economics from Fordham University in 1981.

     Beth R. Jacobson joined us in November 2002 as executive vice president, general counsel and corporate secretary. Previously, she was with Skadden, Arps, Slate, Meagher & Flom, LLP for 15 years, where she practiced corporate law. She received a B.A. from Wesleyan University in 1983 and a J.D. from New York University Law School in 1987.

     Alan L. Rubino joined us in January 2004 as executive vice president and general manager of our sales teams business. He was most recently senior vice president of the Pharmaceuticals Technology and Services Division within Cardinal Health. He joined Cardinal Health as part of the acquisition of BLPG, Inc., a healthcare marketing services company, where he was the executive vice president and managing director. Prior to joining BLPG, he had a distinguished career in key executive positions in marketing, sales and operations within Hoffmann-LaRoche, most recently holding the position of vice president, business operations. He received a B.A. in Economics from Rutgers University in 1976 with a minor in biology and chemistry. Mr. Rubino has also attended management courses at Harvard Business School.

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

     Christopher Tama joined us as executive vice president and general manager in January 2000. Mr. Tama is responsible for PDI Pharmaceutical Products Group involving the commercialization of prescription pharmaceutical products secured through licensing and acquisition. Prior to joining PDI, Mr. Tama was vice president of marketing at Novartis Pharmaceuticals from 1996 through 2000. His previous experience also includes the position of vice president of marketing at G.D. Searle U.S. Operations and various marketing and sales positions of increasing responsibility during his 13 years with Pharmacia. His marketing and sales experience range many different therapeutic areas with both domestic and global responsibility. He received a B.A. in economics from Villanova University in 1981.

     Dr. Joseph T. Curti became a director in August 2003. Dr. Curti was most recently president and chief executive officer of Ferring Pharmaceuticals in Tarrytown, NY. He previously held the position of president and chief executive officer of Neurochem, Inc. in Kingston, Ontario and President of North American Operations of Searle in Skokie, Ill. He spent 19 years at Pfizer in a number of senior positions, both domestically and internationally, directing clinical drug development, drug regulatory, licensing and marketing activities. He is currently a member of the board of trustees and executive committee of Morehouse School of Medicine in Atlanta, GA. Dr. Curti received a B.S. from St. Joseph's University in Philadelphia in 1959 and an M.D. from Thomas Jefferson University in Philadelphia in 1963.

     Larry Ellberger became a director in February 2003. Mr. Ellberger is a founder and partner in Healthcare Ventures Associates, Inc., a consulting firm to pharmaceutical, biotech, vaccines and medical device companies. Until July 2003 Mr. Ellberger was Senior Vice President, Corporate Development at PowderJect, PLC, a London Stock Exchange listed vaccines company. He had been a member of PowderJect's Board of Directors since 1997. From November 1996 through May 1999, Mr. Ellberger served as Chief Financial Officer of W. R. Grace and from

May 1999 through November 1999 he served as Senior Vice President - Corporate Development of W. R. Grace. Mr. Ellberger is a Director of Avant
Immunotherapeutics and The Jewish Children's Museum. Mr. Ellberger received a B.A. in economics from Columbia College in 1968 and a B.S. in chemical engineering from Columbia School of Engineering in 1969.

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

     John M. Pietruski became a director in May 1998. Since 1990 Mr. Pietruski has been the chairman of the board of Encysive Corporation, a pharmaceutical research and development company. He is a retired chairman of the board and chief executive officer of Sterling Drug Inc. where he was employed from 1977 until his retirement in 1988. Mr. Pietruski is a member of the boards of directors of First Energy Corp. and Xylos Corporation. Mr. Pietruski graduated Phi Beta Kappa with a B.S. in business administration with honors from Rutgers University in 1954.

     Frank J. Ryan became a director in November 2002. Mr. Ryan's career includes a 38-year tenure with Johnson & Johnson. Mr. Ryan recently retired as Company Group Chairman with responsibility for worldwide Ethicon franchises and Johnson & Johnson Canada. In addition, Mr. Ryan was a member of the Medical Devices and Diagnostics Operating Group and Leader for the Group in Process Excellence (Six Sigma) and IT. Throughout the years, Mr. Ryan held positions of increasing responsibility, including Worldwide President of Chicopee, President of Johnson and Johnson Hospital Services Co. and President of Ethicon, Inc. Mr. Ryan received a B.S. degree in mechanical engineering from the Illinois Institute of Technology in 1965 and a M.B.A. from the University of Chicago Graduate School of Business in 1969.

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

Board of directors and committees

     Our board of directors is divided into three classes. Each year the stockholders elect the members of one of the three classes to a three-year term of office. Messrs. Dugan and Mossinghoff and Dr. Curti serve in the class whose term expires in 2004; Ms. Vecsi and Messrs. Federspiel and Ellberger serve in the class whose term expires in 2005; and Messrs. Saldarini, Pietruski and Ryan serve in the class whose term expires in 2006.

     Our board of directors has an audit committee, a compensation and management development committee, a nominating and corporate governance committee and a science and technology committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation and management development committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies and development of our management. The nominating and corporate governance committee is responsible for selecting individuals qualified to serve as directors and on committees of the board, to advise the board with respect to board composition, procedures and committees and with respect to corporate governance principles applicable to us and to oversee the evaluation of the board and our management. The science and technology committee is responsible for advising the board on scientific matters and to periodically examine management's direction regarding the acquisition or licensing of pharmaceutical products and our technology initiatives. Each committee member is a non-employee director of ours who meets the independence requirements of Nasdaq and applicable law.

     Audit Committee Financial Expert. The Board has determined that the chairman of the audit committee, Mr. Ellberger, is an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K, and "independent" for purposes of current and recently-adopted Nasdaq listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

Section 16(a) beneficial ownership reporting compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with, except that a Form 4 filing on behalf of each of Messrs. Ellberger, Federspiel, Mossinghoff, Pietruski and Ryan, and Ms. Vecsi, relating to the stock options automatically granted to each of them as outside directors on the date of the 2003 annual stockholders meeting, was not timely filed.

Code of Conduct

     We have adopted a code of conduct that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of conduct is posted on our website at www.pdi-inc.com and is filed as Exhibit 14.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation that is responsive to Item 11 of Form 10-K will be included in our Proxy Statement in connection with our 2004 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of Form 10-K will be included in our Proxy Statement in connection with our 2004 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions that is responsive to Item 13 of Form 10-K will be included in our Proxy Statement in connection with our 2004 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information relating to principal accounting fees and services that is responsive to Item 14 of Form 10-K will be included in our Proxy Statement in connection with our 2004 annual meeting of stockholders and such information is incorporated by reference herein.

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

     (a) (3) Exhibits

     Exhibit
       No.                                Description
     -------                              -----------

        3.1    Certificate of Incorporation of PDI, Inc.(1)

        3.2    By-Laws of PDI, Inc.(1)

        3.3 Certificate of Amendment of Certificate of Incorporation of PDI, Inc.(4)

        4.1    Specimen Certificate Representing the Common Stock(1)

       10.1    Form of 1998 Stock Option Plan(1)

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

       10.8 Form of Employment Agreement between the Company and Christopher Tama(5)

       10.9 Form of Amended and Restated Employment Agreement between the Company and Stephen Cotugno(4)

      10.10    Form of Employment Agreement between the Company and Beth
                 Jacobson(5)

      10.11    Form of Employment Agreement between the Company and Alan Rubino*

      10.12    Form of Loan Agreement between the Company and Steven K. Budd(3)

      10.13    Exclusive License Agreement between the Company and Cellegy
                 Pharmaceuticals, Inc.(5)(6)

      10.14    Saddle River Executive Centre Lease, as amended*

       14.1    Code of Conduct*

       21.1    Subsidiaries of the Registrant(4)

       23.1    Consent of PricewaterhouseCoopers LLP*

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

     ----------
     *    Filed herewith

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

     (5) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

     (6) The Securities and Exchange Commission granted the Registrant's application for confidential treatment, pursuant to Rule 24b-2 under the Exchange Act, of certain portions of this exhibit. These portions of the exhibit have been redacted from the exhibit as filed.

(b)  Reports on Form 8-K

During the three months ended December 31, 2003, the Company filed the following reports on Form 8-K:

            Date          Item(s)                   Description
            ----          -------                   -----------
     November 6, 2003     7 and 12   Press Release: PDI Reports Third Quarter
                                        Financial Results
     December 11, 2003    5 and 7    Press Release: PDI Reports Preliminary
                                        Earnings Guidance for 2004
     December 15, 2003    5 and 7    Press Release: PDI Files Action Against
                                        Cellegy Pharmaceuticals
     December 24, 2003    5 and 7    Press Release: PDI Announces Contract with
                                        Novartis

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2004.

                                               PDI, INC.


                                               /s/ Charles T. Saldarini
                                               ---------------------------------
                                               Charles T. Saldarini,
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 3rd day of March, 2004.

                Signature                            Title
                ---------                            -----


/s/ John P. Dugan                   Chairman of the Board of Directors
---------------------------------
   John P. Dugan


/s/ Charles T. Saldarini            Vice Chairman of the Board of Directors and
---------------------------------   Chief Executive Officer
   Charles T. Saldarini


/s/ Bernard C. Boyle                Chief Financial Officer and Treasurer
---------------------------------   (principal accounting and financial officer)
   Bernard C. Boyle


/s/ John M. Pietruski               Director
---------------------------------
   John M. Pietruski


/s/ Jan Martens Vecsi               Director
---------------------------------
   Jan Martens Vecsi


/s/ Frank Ryan                      Director
---------------------------------
   Frank Ryan


/s/ Larry Ellberger                 Director
---------------------------------
   Larry Ellberger


/s/ Dr. Joseph T. Curti             Director
---------------------------------
   Dr. Joseph T. Curti

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----
PDI, INC.

   Report of Independent Auditors                                           F-2

   Consolidated Balance Sheets                                              F-3

   Consolidated Statements of Operations                                    F-4

   Consolidated Statements of Cash Flows                                    F-5

   Consolidated Statements of Stockholders' Equity                          F-6

   Notes to Consolidated Financial Statements                               F-7

   Schedule II. Valuation and Qualifying Accounts                           F-28

                         Report of Independent Auditors

To Board of Directors and
Stockholders of PDI, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of PDI, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Florham Park, NJ
March 3, 2004

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                                   -------------------
                                                                                     2003       2002
                                                                                   --------   --------
                                                                                      (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $113,288   $ 66,827
   Short-term investments ......................................................      1,344      5,834
   Inventory, net of obsolescence reserve of $818 and $0 as of
      December 31, 2003 and 2002, respectively .................................         43        646
   Accounts receivable, net of allowance for doubtful accounts of
      $749 and $1,063 as of December 31, 2003 and 2002, respectively ...........     40,885     40,729
   Unbilled costs and accrued profits on contracts in progress .................      4,041      3,360
   Deferred training ...........................................................      1,643      1,106
   Prepaid income tax ..........................................................         --     18,856
   Other current assets ........................................................      8,847      4,804
   Deferred tax asset ..........................................................     11,053      7,420
                                                                                   --------   --------
Total current assets ...........................................................    181,144    149,582
   Net property and equipment ..................................................     14,494     18,295
   Deferred tax asset ..........................................................      7,304      7,820
   Goodwill ....................................................................     11,132     11,132
   Other intangible assets .....................................................      1,648      2,261
   Other long-term assets ......................................................      3,901      1,849
                                                                                   --------   --------
Total assets ...................................................................   $219,623   $190,939
                                                                                   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................   $  8,689   $  5,374
   Accrued rebates, sales discounts and returns ................................     22,811     16,500
   Accrued incentives ..........................................................     20,486     11,758
   Accrued salaries and wages ..................................................      9,031      6,617
   Unearned contract revenue ...................................................      3,604      9,473
   Restructuring accruals ......................................................        744      4,699
   Other accrued expenses ......................................................     15,770     13,307
                                                                                   --------   --------
Total current liabilities ......................................................     81,135     67,728
                                                                                   --------   --------
Long-term liabilities ..........................................................         --         --
                                                                                   --------   --------
Total liabilities ..............................................................   $ 81,135   $ 67,728
                                                                                   ========   ========

Commitments and Contingencies

Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized; shares issued and outstanding, 2003 - 14,387,126; 2002 - 14,165,880;
      restricted $.01 par value; shares issued and outstanding, 2003- 136,178;
      2002 - 44,325 ............................................................   $    145   $    142
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no
      shares issued and outstanding ............................................         --         --
Additional paid-in capital (includes restricted of $2,361and $1,547
      in 2003 and 2002, respectively) ..........................................    109,531    106,673
Retained earnings ..............................................................     29,505     17,247
Accumulated other comprehensive income (loss) ..................................         25       (100)
Unamortized compensation costs .................................................       (608)      (641)
Treasury stock, at cost: 5,000 shares at December 31, 2003 and 2002 ............       (110)      (110)
                                                                                   --------   --------
Total stockholders' equity .....................................................   $138,488   $123,211
                                                                                   --------   --------
Total liabilities & stockholders' equity .......................................   $219,623   $190,939
                                                                                   ========   ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For The Years Ended December 31,
                                                               -----------------------------------------
                                                                   2003           2002           2001
                                                               ------------   ------------   -----------
                                                               (in thousands, except for per share data)
Revenue
   Service, net ............................................     $329,061       $277,575       $281,269
   Product, net ............................................      (11,613)         6,438        415,314
                                                                 --------       --------       --------
      Total revenue, net ...................................      317,448        284,013        696,583
                                                                 --------       --------       --------
Cost of goods and services
   Program expenses (including related party amounts of
      $983, $516 and $1,057 for the periods ended
      December 31, 2003, 2002 and 2001, respectively) ......      227,080        254,140        232,171
   Cost of goods sold ......................................        1,287             --        328,629
                                                                 --------       --------       --------
      Total cost of goods and services .....................      228,367        254,140        560,800
                                                                 --------       --------       --------

Gross profit ...............................................       89,081         29,873        135,783

Operating expenses
   Compensation expense ....................................       36,901         32,670         39,263
   Other selling, general and administrative expenses ......       30,347         44,163         83,815
   Restructuring and other related expenses ................          143          3,215             --
   Litigation settlement ...................................        2,100             --             --
                                                                 --------       --------       --------
      Total operating expenses .............................       69,491         80,048        123,078
                                                                 --------       --------       --------
Operating income (loss) ....................................       19,590        (50,175)        12,705
Other income, net ..........................................        1,073          1,967          2,275
                                                                 --------       --------       --------
Income (loss) before provision (benefit) for taxes .........       20,663        (48,208)        14,980
Provision (benefit) for income taxes .......................        8,405        (17,447)         8,626
                                                                 --------       --------       --------
Net income (loss) ..........................................     $ 12,258       $(30,761)      $  6,354
                                                                 ========       ========       ========

Basic net income (loss) per share ..........................     $   0.86       $  (2.19)      $   0.46
                                                                 ========       ========       ========
Diluted net income (loss) per share ........................     $   0.85       $  (2.19)      $   0.45
                                                                 ========       ========       ========
Basic weighted average number of shares outstanding ........       14,231         14,033         13,886
                                                                 ========       ========       ========
Diluted weighted average number of shares outstanding ......       14,431         14,033         14,113
                                                                 ========       ========       ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For The Years Ended December 31,
                                                                          --------------------------------
                                                                            2003       2002         2001
                                                                          --------    --------    --------
                                                                                   (in thousands)
Cash Flows From Operating Activities
Net income (loss) from operations .....................................   $ 12,258    $(30,761)   $  6,354
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization ...................................      6,243       7,374       4,676
      Loss on disposal of asset .......................................         --          --         858
      Amortized compensation costs ....................................        554         443         318
      Deferred taxes, net .............................................     (3,117)      8,501     (19,411)
      Reserve for inventory obsolescence and bad debt .................      1,939      (2,080)      2,995
      Loss on other investments .......................................         --         379       1,863
   Other changes in assets and liabilities, net of acquisitions:
      (Increase) decrease in accounts receivable ......................     (1,277)     13,991      31,304
      (Increase) decrease  in inventory ...............................       (216)       (203)     35,066
      (Increase) decrease in unbilled costs ...........................       (681)      3,538      (3,703)
      (Increase) decrease in deferred training ........................       (537)      4,463        (639)
      Decrease (increase) in other current assets .....................     14,813     (15,559)       (477)
      (Increase) decrease in other long-term assets ...................     (2,052)      4,385      (2,071)
      Increase (decrease) in accounts payable .........................      3,316      (4,119)    (21,969)
      Increase (decrease) in accrued rebates and sales discounts ......      6,311     (51,903)     44,026
      (Decrease) increase in accrued contract losses ..................         --     (12,256)     12,256
      Increase (decrease) in accrued liabilities ......................     11,957     (10,398)      6,411
      (Decrease) in unearned contract revenue .........................     (5,869)     (1,404)    (12,939)
      Increase (decrease) in other current liabilities ................      1,943      (3,371)     (4,623)
      (Decrease) in other deferred compensation .......................         --          --        (169)
      (Decrease) in restructuring liability ...........................     (3,954)         --          --
                                                                          --------    --------    --------
Net cash provided by (used in) operating activities ...................     41,631     (88,980)     80,126
                                                                          --------    --------    --------

Cash Flows From Investing Activities
      Sale of short-term investments ..................................      4,614       1,532       6,225
      Purchase of short-term investments ..............................         --          --      (8,750)
      Investments in Xylos, In2Focus, and iPhysicianNet ...............         --      (1,379)     (1,103)
      Purchase of property and equipment ..............................     (1,829)     (4,012)    (15,560)
      Cash paid for acquisition, net of cash acquired .................         --      (2,735)    (11,902)
                                                                          --------    --------    --------
Net cash provided by (used in) investing activities ...................      2,785      (6,594)    (31,090)
                                                                          --------    --------    --------

Cash Flows From Financing Activities

      Net proceeds from employee stock purchase plan
         and the exercise of stock options ............................      2,045       2,358       2,117
      Purchase of treasury stock ......................................         --          --        (110)
                                                                          --------    --------    --------
Net cash provided by financing activities .............................      2,045       2,358       2,007
                                                                          --------    --------    --------

Net increase (decrease) in cash and cash equivalents ..................     46,461     (93,216)     51,043
Cash and cash equivalents - beginning .................................     66,827     160,043     109,000
                                                                          --------    --------    --------
Cash and cash equivalents - ending ....................................   $113,288    $ 66,827    $160,043
                                                                          ========    ========    ========

Cash paid for interest ................................................   $     25    $     33    $     59
                                                                          ========    ========    ========
Cash paid for taxes ...................................................   $  9,619    $  4,827    $ 18,023
                                                                          ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                    PDI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                                Accumulated
                                                      Common Stock    Treasury Stock   Additional                  Other
                                                   ---------------   ---------------     Paid in    Retained   Comprehensive
                                                   Shares   Amount   Shares   Amount     Capital    Earnings   Income (Loss)
                                                   ------   ------   ------   ------   ----------   --------   -------------
Balance - December 31, 2000                        13,845    $138       --     $  --    $ 97,162     $41,654       $ (34)

Net income for the year ended December 31, 2001                                                        6,354
Unrealized investment holding losses, net of tax                                                                     (56)
Comprehensive income
Issuance of common stock                               90       1                          1,408
Issuance of employees' restricted common stock          7                                    737
Purchase of treasury stock                                               5      (110)
Exercise of common stock options                       41       1                            709
Tax benefit of  nonqualified option exercise                                               3,695
Realized loss on sale of investment holdings                                                                          11
Amortization of deferred compensation costs
Deferred compensation costs
                                                   ------    ----      ---     -----    --------     -------       -----
Balance - December 31, 2001                        13,983    $140        5     $(110)   $103,711     $48,008       $ (79)
                                                   ======    ====      ===     =====    ========     =======       =====

Net loss for the year ended December 31, 2002                                                        (30,761)
Unrealized investment holding losses, net of tax                                                                     (21)

Comprehensive income
Issuance of common stock                              190       2                          2,239
Issuance of employees' restricted common stock         29                                    593
Exercise of common stock options                        8                                    130
Amortization of deferred compensation costs
Deferred compensation costs
                                                   ------    ----      ---     -----    --------     -------       -----
Balance - December 31, 2002                        14,210    $142        5     $(110)   $106,673     $17,247       $(100)
                                                   ======    ====      ===     =====    ========     =======       =====

Net income for the year ended December 31, 2003                                                       12,258
Unrealized investment holding gains, net of tax                                                                      125
Comprehensive income
Issuance of common stock                              143       1                          1,326
Issuance of employees' restricted common stock        129       1                            814
Exercise of common stock options                       41       1                            526
Tax benefit of  nonqualified option exercise                                                 192
Amortization of deferred compensation costs
Deferred compensation costs
                                                   ------    ----      ---     -----    --------     -------       -----
Balance - December 31, 2003                        14,523    $145        5     $(110)   $109,531     $29,505       $  25
                                                   ======    ====      ===     =====    ========     =======       =====

                                                                                 Unamortized
                                                     Deferred       Loan to     Compensation
                                                   Compensation     Officer         Costs        Total
                                                   ------------   -----------   ------------   --------
Balance - December 31, 2000                             $--           $--          $(810)      $138,110

Net income for the year ended December 31, 2001                                                   6,354
Unrealized investment holding losses, net of tax                                                    (56)
                                                                                                -------
Comprehensive income                                                                              6,298
Issuance of common stock                                                                          1,409
Issuance of employees' restricted common stock                                                      737
Purchase of treasury stock                                                                         (110)
Exercise of common stock options                                                                    710
Tax benefit of  nonqualified option exercise                                                      3,695
Realized loss on sale of investment holdings                                                         11
Amortization of deferred compensation costs                                          318            318
Deferred compensation costs                                                         (243)          (243)
                                                        ---           ---          -----       --------
Balance - December 31, 2001                             $--           $--          $(735)      $150,935
                                                        ===           ===          =====       ========

Net loss for the year ended December 31, 2002                                                   (30,761)
Unrealized investment holding losses, net of tax                                                    (21)
Comprehensive income                                                                            (30,782)
Issuance of common stock                                                                          2,241
Issuance of employees' restricted common stock                                                      593
Exercise of common stock options                                                                    130
Amortization of deferred compensation costs                                          443            443
Deferred compensation costs                                                         (349)          (349)
                                                        ---           ---          -----       --------
Balance - December 31, 2002                             $--           $--          $(641)      $123,211
                                                        ===           ===          =====       ========

Net income for the year ended December 31, 2003                                                  12,258
Unrealized investment holding gains, net of tax                                                     125
                                                                                                -------
Comprehensive income                                                                             12,383
Issuance of common stock                                                                          1,327
Issuance of employees' restricted common stock                                                      815
Exercise of common stock options                                                                    527
Tax benefit of  nonqualified option exercise                                                        192
Amortization of deferred compensation costs                                          554            554
Deferred compensation costs                                                         (521)          (521)
                                                        ---           ---          -----       --------
Balance - December 31, 2003                             $--           $--          $(608)      $138,488
                                                        ===           ===          =====       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                    PDI, Inc.
                 Notes to the Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies

Nature of Business

     PDI, Inc. ("PDI" and, together with its wholly owned subsidiaries, "the Company") is a healthcare sales and marketing company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries. See
Note 23 for segment information.

Principles of Consolidation

     The consolidated financial statements include accounts of PDI and its wholly owned subsidiaries TVG, Inc. (TVG), ProtoCall, Inc. (ProtoCall), InServe Support Solutions, Inc. (InServe) and PDI Investment Company, Inc. (PDII). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates include accrued contract losses, accrued incentives payable to employees, valuation allowances related to deferred taxes, allowances for doubtful accounts and inventory obsolescence, sales returns, and accruals for sales rebates.

Revenue Recognition and Associated Costs

     The paragraphs that follow describe the guidelines that the Company adheres to in accordance with GAAP when recognizing revenue and cost of goods and services in financial statements. In accordance with GAAP, service revenue and product revenue and their respective direct costs have been shown separately on the income statement.

     Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the years ended December 31, 2003, 2002 and 2001, the Company's largest clients, who each individually represented 10% or more of its service revenue, accounted for approximately 67.7%, 64.1% and 60.0%, respectively, of its service revenue.

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

     Program expenses consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Program expenses include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses. Personnel costs, which constitute the largest portion of program expenses, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff who are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings. Product detailing, marketing and promotional expenses related to the detailing of products the Company distributes are recorded as a selling expense and are included in other selling, general and administrative expenses in the consolidated statements of operations.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

     Training Costs

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

     Product revenue and cost of goods sold

     Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue for the year ended December 31, 2003 was negative, primarily from the adjustment to the Ceftin returns reserve, as discussed in Note 3 to the consolidated financial statements, net of the sale of the Xylos wound care products. Product revenue recognized in prior periods was related to the Ceftin contract which was terminated by mutual consent in February 2002.

     Cost of goods sold includes all expenses for product distribution costs, acquisition and manufacturing costs of the product sold.

Estimates for accrued rebates, discounts and sales allowances

     For product sales, provision is made at the time of sale for all discounts and estimated sales allowances. As is common in the pharmaceutical industry, customers who purchased the Company's Ceftin product are permitted to return unused product, after approval from the Company, up to six months before, and one year after the expiration date for the product, but no later than December 31, 2004. The products sold by the Company prior to the Ceftin agreement termination date of February 28, 2002 have expiration dates through June 2004. As discussed in Note 3 to the consolidated financial statements, there was a $12.0 million adjustment to the Ceftin returns reserve in 2003. This adjustment was recorded as a reduction to revenue consistent with the initial recognition of the returns allowance and resulted in the Company reporting net negative product revenue in 2003. Additionally, certain customers were eligible for price rebates or discounts, offered as an incentive to increase sales volume and achieve favorable formulary status, on the basis of volume of purchases or increases in the product's market share over a specified period, and certain customers are credited with chargebacks on the basis of their resales to end-use customers, such as HMO's, which contracted with the Company for quantity discounts. Furthermore, the Company is obligated to issue rebates under the federally administered Medicaid program. In each instance the Company has the historical data and access to other information, including the total demand for the drug it distributes, its market share, the recent or pending introduction of new drugs or generic competition, the inventory practices of the Company's customers and the resales by its customers to end-users having contracts with the Company, necessary to reasonably estimate the amount of such returns or allowances, and record reserves for such returns or allowances at the time of sale as a reduction of revenue. The actual payment of these rebates varies depending on the program and can take several calendar quarters before final settlement. As the Company settles these liabilities in future periods, it will continue to monitor all appropriate information and determine if any positive or negative adjustments are required in that period. Any adjustments for changes in estimates are recorded through revenue in that period.

Contract Loss Provisions

     Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Performance based contracts have the potential for higher returns but also an increased risk of contract loss as compared to the traditional fee for service CSO contracts. The Company did not recognize any contract losses in 2003. As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recognized contract losses in 2002 and 2001 related to the Evista and Ceftin contracts, respectively.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

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

Investments

     The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale investments are valued at fair market value based on quoted market values, with the resulting adjustments, net of deferred taxes, reported as a separate component of stockholders' equity as accumulated other comprehensive income (loss). For the purposes of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. The Company also has certain other investments which are accounted for under the cost method, which are included in other long-term assets. Lastly, the Company has certain other investments which are accounted for under the equity method of accounting, which requires the Company to recognize its share of both profits and losses of the investee. These investments are also included in other long-term assets. The Company reviews its equity investments for impairment on an ongoing basis, based on its determination of whether a decline in the fair value of the investments below the Company's carrying value is other than temporary. See Note 7.

Inventory

     Inventory is valued at the lower of cost or market value. Cost is determined using the first in, first out costing method. Inventory consists entirely of finished goods and is recorded net of a provision for obsolescence.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method, based on estimated useful lives of seven to ten years for furniture and fixtures, three to five years for office equipment and computer equipment, and seven years for computer software. Leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations. Purchased computer software is capitalized and amortized over the software's useful life, unless the amounts are immaterial in which case the Company expenses it immediately. Internally developed software is also capitalized and amortized over its useful life in accordance with of the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

                                   PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

Realizability of Carrying Value of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including cash flow projections. In the event cash flow projections indicate an impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. Effective January 1, 2002, the Company began accounting for impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Prior to the adoption of this standard, impairments were accounted for using SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was superceded by SFAS No. 144. No impairments of long-lived assets were recorded in 2003, 2002, or 2001.

Goodwill and Other Intangible Assets

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" in fiscal year 2002. The effect of this adoption on the Company is that goodwill is no longer amortized but is evaluated for impairment on at least an annual basis. The Company has established reporting units for purposes of testing goodwill for impairment. The tests involve determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and determined that no impairment existed at January 1, 2002. The Company evaluates goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows. The Company performed the required annual impairment tests in the fourth quarters of both 2003 and 2002 and determined that no impairment existed at either December 31, 2003 or December 31, 2002.

Stock-Based Compensation

     As of December 31, 2003 the Company has two stock-based employee compensation plans described more fully in Note 20. SFAS No. 123, "Accounting for Stock-Based Compensation" allows companies a choice of measuring employee stock-based compensation expense based on either the fair value method of accounting or the intrinsic value approach under the Accounting Pronouncement Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Certain employees receive restricted common stock, the amortization of which is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                      As of December 31,
                                                 ----------------------------
                                                   2003      2002      2001
                                                 -------   --------   -------
                                             (in thousands, except per share data)
     Net income (loss), as reported              $12,258   $(30,761)  $ 6,354
     Add: Stock-based employee
     compensation expense included in
     reported net income (loss), net of
     related tax effects                             368        283       134
     Deduct: Total stock-based employee
     compensation expense determined under
     fair value based methods for all
     awards, net of related tax effects           (6,133)    (8,137)   (5,769)
                                                 -------   --------   -------
     Pro forma net income (loss)                 $ 6,493   $(38,615)  $   719
                                                 =======   ========   =======
     Earnings (loss) per share
        Basic--as reported                       $  0.86   $  (2.19)  $  0.46
                                                 =======   ========   =======
        Basic--pro forma                         $  0.46   $  (2.75)  $  0.05
                                                 =======   ========   =======
        Diluted--as reported                     $  0.85   $  (2.19)  $  0.45
                                                 =======   ========   =======
        Diluted--pro forma                       $  0.45   $  (2.75)  $  0.05
                                                 =======   ========   =======

                                   PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

     Compensation cost for the determination of Pro forma net income (loss) and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 3.25%, 4.49% and 5.01% at December 31, 2003, 2002 and 2001, respectively; (ii) expected life of five years for 2003, 2002 and 2001; (iii) expected dividends - $0 for 2003, 2002 and 2001; and (iv) volatility of 100% for 2003, 100% for 2002 and 90%
for 2001. The weighted average fair value of options granted during 2003, 2002 and 2001 was $11.23, $14.92 and $43.56, respectively.

Advertising

     The Company recognizes advertising costs as incurred. The total amounts charged to advertising expense were approximately $555,000, $259,000 and $547,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes

     The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that the Company will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the calculation of tax planning initiatives. Adjustments to the deferred tax allowance are made to earnings in the period when such determination is made.

License Fees

     Costs related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed, and that have no alternative future uses, are expensed as incurred, while costs incurred post-approval are capitalized and amortized over the estimated economic life of the underlying product. See Note 2.

Reclassifications

     Certain reclassifications have been made to conform prior periods' information to the current year presentation.

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity
(VIE) to be consolidated by a company, if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB issued a revision to the FIN 46 (FIN46R) which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions. Adoption of FIN46 did not, and the adoption of FIN46R is not expected to, have a material impact on the Company's business, financial position or results of operations.

     In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." The revenue recognition principles provided for in both SAB 101 and EITF 00-21 remain largely unchanged. As a result, the adoption of SAB 104 is not expected to have a material impact on the Company's business, financial position and results of operations.

                                   PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

2. Current Performance Based Contracts

     In May 2001, the Company entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R), which agreement terminated December 31, 2003. On May 20, 2002, this agreement was replaced by two separate agreements, one for Lotensin and one for Lotrel-Diovan through the addition of Diovan(R) and Diovan HCT(R). Both of these agreements ended December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one year period. In February 2004, the Company was notified by Novartis of its intent to terminate the Lotrel-Diovan contract, without cause, effective March 16, 2004. The Company will continue to be compensated under the terms of the agreement through the effective termination date. Even though the Lotensin agreement ended December 31, 2003, the Company is still entitled to receive royalty payments on the sales of Lotensin through December 31, 2004.

     In October 2002, the Company entered into an agreement with Xylos for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products. Pursuant to this agreement, the Company had certain minimum purchase requirements. The minimum purchase requirement for the calendar year 2003 was $750,000, which was met. The minimum purchase requirement for each subsequent calendar year was to be based on the aggregate dollar volume of sales of products during the 12-month period ending with September of the prior year, but in no event less than $750,000. The Company did have the right to terminate the agreement with 135 days' notice to Xylos, beginning January 1, 2004. The Company began selling the Xylos products in January 2003; however, initial sales were significantly slower than anticipated and actual 2003 sales did not meet the Company's forecasts. Based on these sales results, the Company concluded that sales of XCell were not sufficient enough to sustain the Company's continued role as commercialization partner for the product and therefore, on January 2, 2004, the Company exercised its contractual right to terminate the agreement on 135 days' notice to Xylos. The Company's promotional activities in support of the brand concluded in January 2004. The Company recorded a reserve for potential excess inventory during 2003. As discussed in Note 7, the Company continues to have an investment in Xylos.

     On December 31, 2002, the Company entered into a licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the U.S. Food and Drug Administration (FDA) in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told the Company that it is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. The Company cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S. Under the terms of the agreement, the Company paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This nonrefundable payment was made prior to FDA approval and, since there is no alternative future use of the licensed rights, the $15.0 million payment was expensed by the Company in December 2002, when incurred. This amount was recorded in other selling, general, and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the licensing agreement, the Company will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales.

     As discussed in Note 19, in May 2003, the Company settled a lawsuit with Auxilium Pharmaceuticals, Inc. which sought to enjoin its performance under the Cellegy agreement. Additionally, the Company filed a complaint against Cellegy in December 2003, that alleges, among other things, that Cellegy fraudulently induced the Company to enter into the licensing agreement, and seeks the return of the $15.0 million initial licensing fee, plus additional damages caused by Cellegy's conduct.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

3. Historic Performance Based Contracts

     Evista

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

     The Eli Lilly arrangement was a performance based contract. The Company was required to commit a certain level of spending for promotional and selling activities, including but not limited to sales representatives. The sales force assigned to Evista was at times used to promote other products in addition to Evista, including products covered by other Company copromotion arrangements, which partially offset the costs of the sales force. The Company's compensation for Evista was determined based upon a percentage of net factory sales of Evista above contractual baselines. To the extent that such baselines were not exceeded, the Company received no revenue.

     Based upon management's assessment of the future performance potential of the Evista brand, on November 11, 2002, the Company and Eli Lilly mutually agreed to terminate the contract as of December 31, 2002. The Company accrued a contract loss of $7.8 million as of September 30, 2002 representing the anticipated future loss expected to be incurred by the Company to fulfill its contractual obligations under the Evista contract. There was no remaining accrual as of December 31, 2002 as the Company had no further obligations due to the termination of the contract. Operating losses of $35.1 million and $6.8 million were recognized under this contract for the years ended December 31, 2002 and December 31, 2001.

     Ceftin

     In October 2000, the Company entered into an agreement (the Ceftin Agreement) with GlaxoSmithKline (GSK) for the exclusive U.S. sales, marketing and distribution rights for Ceftin(R) Tablets and Ceftin(R) for Oral Suspension, two dosage forms of a cephalosporin antibiotic, which agreement was terminated in February 2002 by mutual agreement of the parties. The Ceftin Agreement had a five-year term but was cancelable by either party without cause on 120 days' notice. From October 2000 through February 2002, the Company marketed Ceftin to physicians and sold the products primarily to wholesale drug distributors, retail chains and managed care providers.

     On August 21, 2001, the U.S. Court of Appeals overturned a preliminary injunction granted by the New Jersey District Court to GSK, which subsequently allowed for the entry of a generic competitor to Ceftin immediately upon approval by the FDA. The affected Ceftin patent had previously been scheduled to run through July 2003. The generic version of Ceftin was approved by the FDA in February 2002 and it began to be manufactured in late March 2002. As a result of this U.S. Court of Appeals decision and its impact on future sales, in the third quarter of 2001 the Company recorded a charge to cost of goods sold and a related reserve of $24.0 million representing the anticipated future loss to be incurred by the Company under the Ceftin Agreement as of September 30, 2001. The recorded loss was calculated as the excess of estimated costs that the Company was contractually obligated to incur to complete its obligations under the Ceftin Agreement, over the remaining estimated gross profits to be earned under the Ceftin Agreement from selling the inventory. These costs primarily consisted of amounts paid to GSK to reduce purchase commitments, estimated committed sales force expenses, selling and marketing costs through the effective date of the termination, distribution costs, and fees to terminate existing arrangements. The Ceftin Agreement was terminated by the Company and GSK under a mutual termination agreement entered into in December 2001. GSK resumed exclusive rights to Ceftin after the effective date of the termination of the Ceftin Agreement, and the Company believes that GSK currently sells Ceftin under its own label code.

     Pursuant to the termination agreement, the Company agreed to perform marketing and distribution services through February 28, 2002. As is common in the pharmaceutical industry, customers who purchased the Company's Ceftin product are permitted to return unused product, after approval from the Company, up to six months before and one year after the expiration date for the product, but no later than December 31, 2004. The products sold by the Company prior to the Ceftin agreement termination date of February 28, 2002 have expiration dates through June 2004. The Company also maintains responsibility for processing and payment of certain sales rebates through December 31, 2004. The Company's Ceftin sales aggregated approximately $628 million during the term of the Ceftin agreement. Only minimal credits have been issued for returns of product sold by the Company to date.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

     As of December 31, 2002, the Company had accrued reserves of approximately $16.5 million related to Ceftin sales. Of this accrual, $11.0 million related to return reserves and $5.5 million related to sales rebates accruals. On an ongoing basis, the Company assesses its reserve for product returns by: analyzing historical sales and return patterns; monitoring prescription data for branded Ceftin; monitoring inventory withdrawals by the wholesalers and retailers for branded Ceftin; inquiring about inventory levels and potential product returns with the wholesaler companies; and estimating demand for the product. During the third quarter of 2003, the Company made a $5.5 million payment to settle its estimated remaining sales rebate liabilities, and concluded based on its returns reserve review process, which included a review of prescription and withdrawal data for branded Ceftin as well as information communicated to the Company by the wholesalers, that the remaining $11.0 million reserve for returns was adequate as of September 30, 2003.

     The Company has since determined, based primarily upon new information obtained from its wholesalers as part of its ongoing reserve review process, that significant amounts of inventory, incremental to that previously reported by the wholesalers, are being held by them in inventory. The Company believes that this resulted, in part, from the sale by the wholesalers of Ceftin product not supplied by the Company and acquired by the wholesalers subsequent to the mutual termination of the Ceftin agreement. The Company is in the process of determining the reasons its lots were not sold. Based upon this information, the Company increased its returns reserve as of December 31, 2003 by $12.0 million to a total reserve of $22.8 million. Product held by one wholesaler currently accounts for approximately two-thirds of this amount. This $22.8 million reserve reflects the Company's estimated liability for all identified product that could potentially be returned and an estimate of the Company's liability with respect to remaining, but not yet identified, product sold by the Company that is still being held in the trade.

     The reserve has been calculated based on reimbursing the wholesalers at the amount that they purchased the product from the Company. In certain instances, the wholesalers have requested reimbursement at an amount higher than the original purchase price. The difference is approximately $3.3 million. The reserve as recorded by the Company is its best estimate based on its interpretation of the contracts. The Company will continue to assess the adequacy of its reserves until the Company's obligations for processing any returned products ceases on December 31, 2004. The Company expects that it will begin to pay these amounts in 2004.

4. Repurchase Program

     On September 21, 2001, the Company announced that its Board of Directors had unanimously authorized management to repurchase up to $7.5 million of its Common Stock. Subject to availability, the transactions may be made from time to time in the open market or directly from stockholders at prevailing market prices that the Company deems appropriate. In October 2001, 5,000 shares were repurchased in an open market transaction for a total of $110,000. No further purchases have been made through December 31, 2003.

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

     The following unaudited pro forma results of operations for the year ended December 31, 2001 assume that the Company and InServe had been combined as of the beginning of the periods presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results which would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

                                                Year ended December 31,
                                                          2001
                                                        --------
                                       (in thousands, except for per share data)
                                                       (unaudited)

Net sales - pro forma                                   $702,958
                                                        ========
Net income - pro forma                                  $  6,440
                                                        ========
Pro forma diluted earnings per share                    $   0.46
                                                        ========

6. Short-Term Investments

     At December 31, 2003, short-term investments were $1.3 million, including approximately $1.1 million of investments classified as available-for-sale securities. At December 31, 2002, short-term investments were $5.8 million, including approximately $1.1 million of investments classified as available-for-sale securities. The unrealized after-tax gain/(loss) on the available-for-sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income (loss). All other short-term investments are stated at cost, which approximates fair value.

7. Other Investments

     In October 2002, the Company acquired $1.0 million of preferred stock of Xylos. The Company recorded its investment in Xylos under the cost method and its ownership interest in Xylos is less than five percent. As discussed in Note 2, the Company served in 2003 as the exclusive distributor of the Xylos XCell product line, but on January 2, 2004, the Company terminated that arrangement effective May 16, 2004. Although Xylos recognized operating losses in 2003, the Company believes that, based on current market conditions and activities at Xylos, its investment in Xylos is not impaired as of December 31, 2003. In addition, the Company provided a short-term loan in the amount of $250,000 to Xylos in February 2004. Under the terms of the loan agreement, the Company may provide another $250,000, if requested by Xylos.

     The Company has an investment in the preferred stock of iPhysicianNet, Inc. (iPhysicianNet) that is accounted for under the equity method; however, recognition of losses by the Company was suspended in 2000 after the Company's investment was reduced to zero. During 2002, additional investments of $379,000 were made by the Company. Due to the continuing losses of iPhysicianNet, the 2002 investments were immediately expensed rather than recorded as an asset. The Company does not have, nor has it ever had, any commitments to provide future financing to iPhysicianNet. No investments were made by the Company in iPhysicianNet during 2003 and no losses were recorded in the year due to the suspension of losses mentioned above because the investment has been previously reduced to zero. The Company's ownership interest in iPhysicianNet is less than five percent. The Company was informed by iPhysicianNet that they ceased operations effective August 1, 2003 and they subsequently filed for bankruptcy protection.

8. Inventory

     At December 31, 2003 and December 31, 2002, the Company had approximately $43,000 and $646,000, respectively, in finished goods inventory, net of reserves, relating to the products being marketed and distributed in accordance with the Xylos agreement discussed in Note 2. In the third quarter, as a result of the continued lower than anticipated Xylos product sales, management recorded a reserve of $835,000 to reduce the value of the XCell inventory to its estimated net realizable value. The December 31, 2003 balance of the reserve is approximately $818,000. As discussed in Note 2, on January 2, 2004 the Company gave notice of termination of its agreement with Xylos, effective May 16, 2004, and will therefore discontinue sales of the XCell product after the effective date.

9. Historical Basic and Diluted Net Income/(Loss) Per Share

     Historical basic and diluted net income/(loss) per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

     A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

                                                             Years Ended December 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                                 (in thousands)
     Basic weighted average number of common
        shares outstanding ...............................   14,231   14,033   13,886
     Dilutive effect of stock options ....................      200       --      227
                                                             ------   ------   ------
     Diluted weighted average number of common shares
        outstanding ......................................   14,431   14,033   14,113
                                                             ======   ======   ======

     Outstanding options at December 31, 2003 to purchase 380,493 shares of common stock with exercise prices of $27.00 to $93.75 were not included in the 2003 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive. Outstanding options at December 31, 2002 to purchase 1,514,297 shares of common stock with exercise prices of $5.21 to $98.70 per share were not included in the 2002 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive, as a result of the Company's net loss. Outstanding options at December 31, 2001 to purchase 1,003,162 shares of common stock with exercise prices of $27.00 to $98.70 were not included in the 2001 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive.

10. Property and Equipment

     Property and equipment consisted of the following as of December 31, 2003 and 2002:

                                                                December 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
                                                               (in thousands)
     Furniture and fixtures..............................   $  3,288   $  3,644
     Office equipment....................................      3,204      3,177
     Computer equipment..................................     13,494     11,981
     Computer software...................................     13,685     13,937
     Leasehold improvements..............................      1,905      1,703
                                                            --------   --------
     Total property and equipment........................     35,576     34,442

        Less accumulated depreciation and amortization...    (21,082)   (16,147)
                                                            --------   --------

     Property and equipment, net.........................   $ 14,494   $ 18,295
                                                            ========   ========

Depreciation expense was approximately $5.6 million, $6.8 million, and $4.0 million for December 31, 2003, 2002 and 2001, respectively.

11.  Operating Leases

     The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases which expire at various dates through 2016. Lease expense under these agreements for the years ended December 31, 2003, 2002 and 2001 was approximately $21.3 million, $26.1 million, and $28.4 million, respectively, of which $18.0 million in 2003, $21.2 million in 2002, and $24.8 million in 2001 related to automobiles leased for employees for a term of one-year from the date of delivery.

     As of December 31, 2003, the aggregate minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows (in thousands):

                                             2004     2005     2006     2007     2008     Total
                                            ------   ------   ------   ------   ------   -------
     Operating leases
        Minimum lease payments ..........   $3,084   $2,576   $2,319   $2,167   $2,166   $12,312
        Less minimum sublease rentals ...     (135)     (34)      --       --       --      (169)
                                            ----------------------------------------------------
           Net minimum lease payments ...   $2,949   $2,542   $2,319   $2,167   $2,166   $12,143
                                            ====================================================

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

12. Significant Customers

Service

     During 2003, 2002 and 2001 the Company had several significant customers for which it provided services under specific contractual arrangements. The following sets forth the net service revenue generated by customers who accounted for more than 10% of the Company's net service revenue during each of the periods presented.

                         Years Ended December 31,
                       ---------------------------
     Customers           2003       2002     2001
     ---------         --------   -------  -------
                              (in thousands)

        A...........   $116,077   $88,354  $    --
        B...........    106,584    89,739   89,522
        C...........         --        --   60,120

     At December 31, 2003 and 2002, two customers represented 69.2% and 62.0%, respectively, of the aggregate of outstanding service accounts receivable and unbilled services. The loss of any one of the foregoing customers could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Product

     Excluding the effects of the adjustment to the Ceftin reserve for sales returns and rebates in 2003 and 2002 for changes in estimates, product revenue from the sale of the Xylos wound care product was approximately $387,000 in 2003 and product revenue from the sale of Ceftin was approximately $716,000 in 2002. Due to the immateriality of the product sales per customer in 2003 and 2002, those sales are not shown in the chart below.

     During 2001, the Company had several significant customers for which it provided products related to its distribution arrangement with GSK. The following sets forth the product revenue generated by customers who accounted for more than 10% of the Company's product revenue during the year ended December 31, 2001.

                       Years Ended December 31,
                       ------------------------
     Customers                  2001
     ---------                  ----
                            (in thousands)

        A...........          $157,541
        B...........           122,063
        C...........            53,392

13. Related Party Transactions

     The Company purchases certain print advertising for initial recruitment of representatives through a company that is wholly-owned by family members of the Company's largest stockholder. The amounts charged to the Company for these purchases totaled approximately $983,000, $516,000, and $1.1 million for the years ended December 31, 2003, 2002 and 2001.

14. Income Taxes

     The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

                                                 2003       2002       2001
                                                -------   --------   --------
                                                       (in thousands)
     Current:
        Federal..............................   $10,308   $(26,972)  $ 23,346
        State................................     1,181      1,024      4,691
                                                 ------   --------   --------
        Total current........................    11,489    (25,948)    28,037
     Deferred................................    (3,084)     8,501    (19,411)
                                                -------   --------   --------
     Provision (benefit) for income taxes....   $ 8,405   $(17,447)  $  8,626
                                                =======   ========   ========

     A reconciliation of the difference between the Federal statutory tax rates and the Company's effective tax rate is as follows:

                                                         2003    2002   2001
                                                         ----   -----   ----
     Federal statutory rate...........................   35.0%  (35.0)% 35.0%
     State income tax rate, net of Federal benefit....    6.1    (1.1)   9.8
     Meals and entertainment..........................    0.3     0.8    6.7
     Valuation allowance..............................     --     0.3    4.8
     Other............................................   (0.7)   (1.2)   1.3
                                                         ----   -----   ----

     Effective tax rate...............................   40.7%  (36.2)% 57.6%
                                                         ====   =====   ====

     The tax effects of significant items comprising the Company's deferred tax assets and (liabilities) as of December 31, 2003 and 2002 are as follows:

                                                           2003      2002
                                                          -------   -------
     Deferred tax assets (liabilities)-- current
        Allowances and reserves .......................   $ 9,938   $ 6,378
        Inventory .....................................       312        --
        Compensation ..................................       762     1,042
        Other .........................................        41        --
                                                          -------   -------
                                                          $11,053   $ 7,420
                                                          -------   -------
     Deferred tax assets (liabilities)-- non current
        Property, plant and equipment .................   $(2,457)  $(1,778)
        State net operating loss carryforwards ........     1,427     2,994
        State taxes ...................................     1,296     1,178
        Intangible assets .............................      (126)       58
        Equity investment .............................     1,882     1,941
        Self insurance and other reserves .............     1,466       548
        Contract costs ................................     5,698     5,820
        Valuation allowance on deferred tax assets ....    (1,882)   (2,941)
                                                          -------   -------
                                                          $ 7,304   $ 7,820
                                                          -------   -------
        Net deferred tax asset ........................   $18,357   $15,240
                                                          =======   =======

     At December 31, 2003, a valuation allowance of $1,881,851 has been recorded related to the Company's equity investments. At December 31, 2002, the Company had a valuation allowance of $2,941,161 related to certain state net operating loss (NOL) carryforwards and the Company's equity investments. At December 31, 2003, the Company reduced the valuation allowance by $1,059,310 for state NOL carryforwards that it believes will more likely than not be realized prior to expiration. The future realization of the deferred tax assets related to the state NOL carryforwards is contingent upon the Company's future results of operations. The Company performs an analysis each year to determine whether the Company's expected future income will more likely than not be sufficient to realize the recorded deferred tax assets. At December, 31 2003, the Company had approximately $47.2 million of state NOL carryforwards which will begin to expire in 2010.

15. Preferred Stock

     The Company's board of directors is authorized to issue, from time to time, up to 5,000,000 shares of preferred stock in one or more series. The board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series. As of December 31, 2003 and 2002, there were no issued and outstanding shares of preferred stock.

                                    PDI, INC.
           Notes to the Consolidated Financial Statements - continued

16. Loans to Stockholders/Officers

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

17. Retirement Plans

     During 2003, the Company restructured its qualified profit sharing plans with 401(k) features. Effective January 1, 2003, the Company's InServe 401(k) Plan (the "Inserve Plan") was frozen, and participants in the Inserve Plan began to participate in the Company's PDI, Inc. 401(k) Plan (the "PDI Plan"). Under the terms of the PDI Plan, the Company is committed to make mandatory cash contributions in an amount equal to the employee contributions up to a maximum of 2% of each participating employee's annual base wages. There is no option for employees to invest any of their 401(k) funds in the Company's common stock. The Company's total contribution expense related to the Company's 401(k) plans for 2003, 2002 and 2001 was approximately $905,000, $1.7 million, and $1.6 million, respectively.

     Effective January 1, 2004, the PDI Plan shall provide all "Safe Harbor Eligible" plan participants with Company matching contributions (Safe Harbor Matching Contributions) in accordance with the formula described below:

     o    Employee contributions of 1% to 3% of base salary will be matched
          100%; and

     o Employee contributions which exceed 3% but do not exceed 5% will be matched 50%.

     Employees must meet all Safe Harbor Matching Contributions eligibility requirements as defined in the Plan in order to participate. Employees' account balances derived from the Safe Harbor Matching Contributions will be immediately vested. In addition the Company can make discretionary contributions to the Plan. There will continue to be no option for employees to invest any of their 401(k) funds in the Company's common stock.

18. Deferred Compensation Arrangements

     Beginning in 2000, the Company established a deferred compensation arrangement whereby a portion of certain employees' salaries is withheld and placed in a Rabbi Trust. The plan permits the employees to diversify these assets through a variety of investment options. The Company adopted the provisions of Emerging Issues Task Force (EITF) 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts are Earned and Held in a Rabbi Trust and Invested" which requires the Company to consolidate into its financial statements the net assets of the trust. The deferred compensation obligation has been classified as a current liability and is adjusted, with the corresponding charge or credit to compensation expense, to reflect changes in fair value of the amounts owed to the employee. The assets in the trust are classified as available-for-sale. In 2003 the market value of the investments increased by $42,000, recorded as a debit to compensation expense. The credit to compensation expense due to a decrease of the market value of the investments was approximately $95,000 and $30,000 during 2002 and 2001, respectively. The total value of the Rabbi Trust was approximately $1.1 million at each of December 31, 2003 and 2002.

     In 2000, the Company established a Long-term Incentive Compensation Plan whereby certain employees are required to take a portion of their bonus compensation in the form of restricted Common Stock. The restricted shares vest on the third anniversary of the grant date and are subject to accelerated vesting and forfeiture under certain circumstances. The Company recorded deferred compensation costs of approximately $349,000 and $243,000 during 2002 and 2001, respectively, which is being amortized over the three-year vesting period. There were no deferred compensation costs during 2003. The unamortized compensation costs have been classified as a separate component of stockholders' equity.

19. Commitments and Contingencies

     Due to the nature of the business that the Company is engaged in, such as product detailing and distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future because of the nature of the Company's business activities and recent

                                    PDI, INC.
           Notes to the Consolidated Financial Statements - continued

increases in litigation related to healthcare products including pharmaceuticals increases this risk. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it was required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

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

     The complaint names the Company, its chief executive officer and its chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased the Company's Common Stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the Second Consolidated and Amended Complaint is that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as its marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly.

     In February 2003, the Company filed a motion to dismiss the Second Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

Bayer-Baycol Litigation

     The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol(R), a prescription cholesterol-lowering medication. Baycol(R) was distributed, promoted and sold by Bayer Corporation (Bayer) in the United States through early August 2001, at which time Bayer voluntarily withdrew Baycol(R) from the United States market. Bayer retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company's defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings. As of February 20, 2004, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, almost all of which was received in 2003 and is reflected as a credit within selling, general and administrative expense.

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

                                    PDI, INC.
           Notes to the Consolidated Financial Statements - continued

and claims that the Company was misappropriating trade secrets in connection with its exclusive license agreement with Cellegy.

     On May 8, 2003, the Company entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement as well as certain other additional expenses. The Company recorded a $2.1 million charge in the first quarter of 2003 related to this settlement. Pursuant to the Settlement Agreement, the Company also agreed that it would (a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxilium an additional amount per prescription to be determined based upon a specified formula, in the event any prescriptions are filled for Fortigel prior to January 26, 2004. As discussed in
Note 4, in July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. The Company will not pay any additional amount to Auxilium as set forth in clause (b) above since Fortigel was not approved by the FDA prior to January 26, 2004. The Company does not believe that the terms of the Settlement Agreement will have any material impact on the success of its commercialization of the product if, or when, the FDA approves it.

Cellegy Pharmaceuticals Litigation

     On December 12, 2003, the Company filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced the Company to enter into a December 2002 license agreement with Cellegy regarding Fortigel ("License Agreement"). The complaint also alleges claims for misrepresentation and breach of contract related to the License Agreement. In the complaint, the Company seeks, among other things, rescission of the License Agreement and return of the $15.0 million initial licensing fee it paid Cellegy. After the Company filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against the Company in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce the Company to enter the License Agreement and that Cellegy has not breached its obligations under the License Agreement. The Company is unable to predict the ultimate outcome of these lawsuits.

Other Legal Proceedings

     The Company is currently a party to other legal proceedings incidental to its business. While the Company currently believes that the ultimate outcome of these proceedings individually and in the aggregate, will not have a material adverse effect on its consolidated financial statements, litigation is subject to inherent uncertainties. Were the Company to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the Company's business, financial condition and results of operations.

     No amounts have been accrued for losses under any of the above mentioned matters, other than for the Auxilium litigation settlement reserve, as no other amounts are considered probable or reasonably estimable at this time.

     Other than the foregoing, the Company is not currently a defendant in any material pending litigation and it is not aware of any material threatened litigation.

20. Stock-Based Compensation

     In May 2000 the Board of Directors (the Board) approved the PDI, Inc. 2000 Omnibus Incentive Compensation Plan (the 2000 Plan). The purpose of the 2000 Plan is to provide a flexible framework that will permit the Board to develop and implement a variety of stock-based incentive compensation programs based on the changing needs of the Company, its competitive market and the regulatory climate. The maximum number of shares as to which awards or options may at any time be granted under the 2000 Plan is 2.2 million shares. Eligible participants under the 2000 Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the 2000 Plan and designated by the Compensation Committee of the Board. The right to grant Awards under the 2000 Plan will terminate 10 years after the date the 2000 Plan was adopted. No Participant may be granted, in the aggregate, more than 100,000 shares of Company common stock from all awards under the 2000 Plan.

     In March 1998, the Board approved the 1998 Stock Option Plan (the 1998
Plan) which reserves for issuance up to 750,000 shares of the Company's common stock, pursuant to which officers, directors and key employees of the

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

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

     Options granted to members of the Board vest a third upon date of grant and then a third over the next two years. All other options granted vest a third each year over a three-year period.

     At December 31, 2003, options for an aggregate of 1,037,599 shares were outstanding under the Company's stock option plans and options to purchase 376,260 shares of common stock had been exercised since its inception.

     The activity for the 2000 and 1998 Plans during the years ended December 31, 2003, 2002 and 2001 is set forth in the table below:

                                                2003                  2002                    2001
                                        --------------------   --------------------   --------------------
                                                    Weighted               Weighted               Weighted
                                                     Average                Average                Average
                                                    Exercise               Exercise               Exercise
                                          Shares     Price       Shares     Price       Shares      Price
                                          ------     -----       ------     -----       ------      -----
Outstanding at beginning of year        1,514,297    $39.23    1,125,313    $53.60      653,921    $46.60
Granted                                   115,303     16.13      596,812     14.81      548,848     71.17
Exercised                                 (42,373)    13.06       (6,520)    16.00      (40,733)    17.41
Terminated                               (549,628)    58.86     (201,308)    49.91      (36,723)    63.06
                                        -------------------    -------------------    -------------------
Outstanding at end of year              1,037,599    $27.33    1,514,297    $39.23    1,125,313    $53.60
                                        ===================    ===================    ===================
Options exercisable at end of year        608,811    $31.87      611,871    $46.04      361,584    $37.11
                                        ===================    ===================    ===================

     The following table summarizes information about stock options outstanding at December 31, 2003:

                         Options Outstanding                       Options Exercisable
     ----------------------------------------------------------   ----------------------
                                         Remaining
                           Number of     weighted      Weighted    Number of    Weighted
     Exercise price per     options     contractual    exercise     options     exercise
           share          outstanding   life (years)     price    exercisable     price
     ----------------------------------------------------------   ----------------------
     $ 5.21 - $ 9.56          63,334        8.9         $ 7.28       10,999      $ 8.35
     $14.16 - $18.38         563,042        7.9          15.87      246,687       14.77
     $21.10 - $29.88         203,312        6.2          26.64      195,401       26.82
     $59.50                  155,561        7.1          59.50      103,707       59.50
     $80.00 - $93.75          52,350        7.1          81.85       52,017       81.77
                           -----------------------------------      -------------------
                           1,037,599        7.5         $27.33      608,811      $31.87
                           ===================================      ===================

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

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

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

     Approximately 47,483 options, which were offered to, but did not participate in, the option exchange program, are subject to variable accounting. As such, the Company may record compensation expense if the market price of the Company's common stock exceeds the exercise price of the non-tendered options until these options are terminated, exercised or forfeited. The non-tendered options have exercise prices ranging from $59.50 to $80.00 and a remaining life of 6.8 to 7.1 years.

21. Goodwill and Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment on at least an annual basis. This resulted in a decrease in amortization expense that would have been recorded in the year ended December 31, 2002 of approximately $1.1 million. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company completed the first step of the transitional goodwill impairment test and has determined that no impairment existed at January 1, 2002. The Company performed the required annual impairment tests in the fourth quarters of both 2003 and 2002 and determined that no impairment existed at either December 31, 2003 or 2002. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company's total goodwill which is not subject to amortization is $11.1 million as of December 31, 2003.

     The statements of operations adjusted to exclude amortization expense for 2001 related to goodwill and related taxes are as follows:

                                                 For the Year Ended
                                                    December 31,
                                             -------------------------
                                                        2001
                                             -------------------------
                                             (in thousands, except per
                                                    share data)

     Reported net income                               $6,354
     Add goodwill amortization                            191
                                                       ------
     Adjusted net income                               $6,545
                                                       ======
     Basic earnings per share:
     Reported net income per share                     $ 0.46
     Add: Goodwill amortization                          0.01
                                                       ------
     Adjusted basic net income per share               $ 0.47
                                                       ======
     Diluted earnings per share:
     Reported diluted net income per share             $ 0.45
     Add: Goodwill amortization                          0.01
                                                       ------
     Adjusted diluted net income per share             $ 0.46
                                                       ======

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

     Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, by operating segment, were as follows:

                                                 SMSG    PPG    MD&D     Total
     Balance as of January 1, 2002              $3,344   $--   $5,067   $ 8,411
     Amortization                                   --    --       --        --
     Goodwill additions                             --    --    2,721     2,721
                                                ------   ---   ------   -------

     Balance as of December 31, 2002            $3,344   $--   $7,788   $11,132
                                                ======   ===   ======   =======

     Balance as of January 1, 2003              $3,344   $--   $7,788   $11,132
     Amortization                                   --    --       --        --
     Goodwill additions                             --    --       --        --
                                                ------   ---   ------   -------

     Balance as of December 31, 2003            $3,344   $--   $7,788   $11,132
                                                ======   ===   ======   =======

     All intangible assets recorded as of December 31, 2003 and 2002 are being amortized on a straight-line basis over the life of the intangibles which is primarily five years.

                                      As of December 31, 2003            As of December 31, 2002

                                  Carrying   Accumulated             Carrying    Accumulated
                                   Amount    Amortization    Net      Amount    Amortization     Net
                                  --------------------------------   --------------------------------
     Covenant not to compete       $1,686       $  780      $  906    $1,686      $  442       $1,244
     Customer relationships         1,208          559         649     1,208         318          890
     Corporate tradename              172           79          93       172          45          127
                                   -------------------------------    -------------------------------
        Total                      $3,066       $1,418      $1,648    $3,066      $  805       $2,261
                                   ===============================    ===============================

     Amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $613,000, $613,000 and $688,000, respectively. Amortization expense included amounts related to goodwill during 2001 of approximately $450,000. Estimated amortization expense for the next five years is as follows:

     2004   $613
            ====
     2005    613
            ====
     2006    422
            ====
     2007     --
            ====
     2008     --
            ====

22. Restructuring and Other Related Expenses

     During the third quarter of 2002, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within the Company's markets for the sales and marketing services segment, and the recognition that the infrastructure that supported these business units was larger than required. The Company originally estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time it initiated the restructuring. However, these savings have been partially offset by incremental SG&A expenses the Company incurred in the current period as the Company has been successful in expanding its business platforms for its segments. Substantially all of the restructuring activities have been completed as of December 31, 2003.

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

     In connection with this plan, the Company originally estimated that it would incur total restructuring expenses of approximately $5.4 million, other non-recurring expenses of approximately $0.1 million, and accelerated depreciation of approximately $0.8 million. Excluding $0.1 million, all of these expenses were recognized in 2002. The $0.1 million recognized in 2003 consisted of $0.4 million in additional expense incurred for severance and other exit costs partially offset by the receipt of $0.3 million for subletting the Cincinnati, Ohio facility.

     The primary items comprising the $5.4 million in restructuring expenses were $3.7 million in severance expense consisting of cash and non-cash termination payments to employees in connection with their involuntary termination and $1.7 million in other restructuring exit costs relating to leased facilities and other contractual obligations.

     During the quarter ended March 31, 2003, the Company recognized a $270,000 reduction in to the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio.

     During the quarter ended June 30, 2003, the Company incurred approximately $133,000 of additional restructuring expense due to higher than expected contractual termination costs. This additional expense was recorded in program expenses consistent with the original recording of the restructuring charges.

     Also during the quarter ended June 30, 2003, the Company recognized a $473,000 reduction in the restructuring accrual due to lower than expected sales force severance costs. Greater success in the reassignment of sales representatives to other programs and the voluntary departure of other sales representatives combined to reduce the requirement for severance costs. This adjustment was recorded in program expenses consistent with the original recording of the restructuring charges.

     During the quarter ended December 31, 2003, the Company recorded approximately $413,000 in additional restructuring expense due to higher than expected corporate severance and other exit costs. This adjustment was recorded in SG&A consistent with the original recording of the restructuring charges.

     The accrual for restructuring and exit costs totaled approximately $744,000 at December 31, 2003, and is recorded in current liabilities on the accompanying balance sheet.

     A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                                   Balance at                                Write offs/       Balance at
                                December 31, 2002   Accruals   Adjustments     Payments    December 31, 2003
     Administrative severance         $1,670          $ 58        $  --        $(1,443)           $285
     Exit costs                        1,288           488         (270)        (1,047)            459
                                      ------          ----        -----        -------            ----
                                      $2,958          $546        $(270)       $(2,490)           $744
                                      ------          ----        -----        -------            ----
     Sales force severance             1,741            --         (473)        (1,268)             --
                                      ------          ----        -----        -------            ----
         Total                        $4,699          $546        $(743)       $(3,758)           $744
                                      ======          ====        =====        =======            ====

23.  Segment Information

     The Company operates under three reporting segments: the sales and marketing services group (SMSG), pharmaceutical products group (PPG) and medical devices and diagnostics (MD&D), none of which have changed since the Company's December 31, 2002 financial presentation. Since the termination of the Ceftin contract and the elimination of Ceftin product sales effective February 28, 2002, the shift in management's focus on the business has been to view the traditional fee for service type arrangements within the pharmaceutical industry (offered by the SMSG segment) in the aggregate and to view the performance based contracts for pharmaceutical products - those for which the Company is compensated based predominantly on the performance of the products that it is responsible for marketing and/or selling (the PPG segment) - also in the aggregate. Further, all contracts within the MD&D industry, regardless of the nature of the contract, are reported in the MD&D segment. The SMSG segment includes the Company's contract sales (CSO) units; and the Company's marketing services business unit, which includes marketing research and medical education and communication services. The PPG segment includes revenues earned through the Company's licensing and copromotion of pharmaceutical products. The PPG contracts are characterized by either significant management effort required from the Company's product marketing group, or reliance on the attainment of performance incentives in order to fully cover the Company's costs, or both. The Company's MD&D segment includes PDI InServe, contract sales, and product licensing. The segment information from prior periods has been reclassified to conform to the current period's presentation.

     The accounting policies of the segments are described in Note 1. Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the SMSG segment to the other operating segments since it is impracticable to do so.

                                                                      For the Year
                                                                   Ended December 31,
                                                             ------------------------------
                                                               2003       2002       2001
                                                             --------   --------   --------
     Revenue
        Sales and marketing services group ...............   $262,966   $179,067   $348,860
        Pharmaceutical products group ....................     42,349     94,976    449,539
        Medical devices and diagnostics ..................     12,133      9,970      2,760
                                                             --------   --------   --------
           Total .........................................   $317,448   $284,013   $801,159
                                                             ========   ========   ========

     Revenue, intercompany
        Sales and marketing services group ...............   $     --   $     --   $ 98,022
        Pharmaceutical products group ....................         --         --      6,554
        Medical devices and diagnostics ..................         --         --         --
                                                             --------   --------   --------
           Total .........................................   $     --   $     --   $104,576
                                                             ========   ========   ========

     Revenue, less intercompany
        Sales and marketing services group ...............   $262,966   $179,067   $250,838
        Pharmaceutical products group ....................     42,349     94,976    442,985
        Medical devices and diagnostics ..................     12,133      9,970      2,760
                                                             --------   --------   --------
           Total .........................................   $317,448   $284,013   $696,583
                                                             ========   ========   ========

     Income (loss) from operations
        Sales and marketing services group ...............   $ 54,219   $ 17,247   $ 32,481
        Pharmaceutical products group ....................     (9,781)   (48,821)    (2,834)
        Medical devices and diagnostics ..................     (7,457)    (2,068)       (39)
        Corporate charges ................................    (17,391)   (16,533)   (16,903)
                                                             --------   --------   --------
           Total .........................................   $ 19,590   $(50,175)  $ 12,705
                                                             ========   ========   ========

     Income from operations, intercompany
        Sales and marketing services group ...............   $     --   $     --   $  4,284
        Pharmaceutical products group ....................         --         --     (4,284)
        Medical devices and diagnostics ..................         --         --         --
        Corporate charges ................................         --         --         --
                                                             --------   --------   --------
           Total .........................................   $     --   $     --   $     --
                                                             ========   ========   ========

     Income (loss) from operations, less intercompany,
       before corporate allocations
        Sales and marketing services group ...............   $ 54,219   $ 17,247   $ 28,197
        Pharmaceutical products group ....................     (9,781)   (48,821)     1,450
        Medical devices and diagnostics ..................     (7,457)    (2,068)       (39)
        Corporate charges ................................    (17,391)   (16,533)   (16,903)
                                                             --------   --------   --------
           Total .........................................   $ 19,590   $(50,175)  $ 12,705
                                                             ========   ========   ========

                                    PDI, Inc.
           Notes to the Consolidated Financial Statements - continued

                                                                          For the Year
                                                                       Ended December 31,
                                                                 ------------------------------
     (continued)                                                   2003        2002      2001
                                                                 --------   --------   --------
     Corporate allocations
        Sales and marketing services group ...................   $(13,979)  $ (9,339)  $(11,721)
        Pharmaceutical products group ........................     (2,189)    (6,389)    (4,986)
        Medical devices and diagnostics.......................     (1,223)      (805)      (196)
        Corporate charges.....................................     17,391     16,533     16,903
                                                                 --------   --------   --------
           Total..............................................   $     --   $     --   $     --
                                                                 ========   ========   ========

     Income (loss) from operations, less corporate allocations
        Sales and marketing services group....................   $ 40,240   $  7,908   $ 16,476
        Pharmaceutical products group.........................    (11,970)   (55,210)    (3,536)
        Medical devices and diagnostics.......................     (8,680)    (2,873)      (235)
        Corporate charges.....................................         --         --         --
                                                                 --------   --------   --------
           Total..............................................   $ 19,590   $(50,175)  $ 12,705
                                                                 ========   ========   ========

     Reconciliation of income (loss) from operations to
       income (loss) before provision for income taxes
        Total income (loss) from operations for operating
           groups.............................................   $ 19,590   $(50,175)  $ 12,705
        Other income, net.....................................      1,073      1,967      2,275
                                                                 --------   --------   --------
           Income (loss) before provision for income taxes....   $ 20,663   $(48,208)  $ 14,980
                                                                 ========   ========   ========

     Capital expenditures
        Sales and marketing services group ...................   $  1,746   $  3,735   $ 14,277
        Pharmaceutical products group.........................         --        217      1,213
        Medical devices and diagnostics.......................         83         60         70
                                                                 --------   --------   --------
           Total..............................................   $  1,829   $  4,012   $ 15,560
                                                                 ========   ========   ========

     Total Assets
        Sales and marketing services group ...................   $147,832   $114,742   $116,898
        Pharmaceutical products group.........................     55,169     60,417    175,933
        Medical devices and diagnostics.......................     16,622     15,780      9,840
                                                                 --------   --------   --------
           Total..............................................   $219,623   $190,939   $302,671
                                                                 ========   ========   ========

     Depreciation expense
        Sales and marketing services group ...................   $  4,181   $  4,318   $  2,760
        Pharmaceutical products group.........................      1,029      2,277      1,199
        Medical devices and diagnostics.......................        420        165         29
                                                                 --------   --------   --------
           Total..............................................   $  5,630   $  6,760   $  3,988
                                                                 ========   ========   ========

                                   Schedule II

                                    PDI, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                        BALANCE AT    ADDITIONS       (1)       BALANCE AT
                                         BEGINNING   CHARGED TO   DEDUCTIONS        END
DESCRIPTION                              OF PERIOD   OPERATIONS      OTHER       OF PERIOD
-----------                             ----------   ----------   ----------    ----------
Against trade receivables--
Year ended December 31, 2001
   Allowance for doubtful accounts...   $  250,000   $8,590,676   $(5,148,629)  $3,692,047
Year ended December 31, 2002
   Allowance for doubtful accounts...    3,692,047      366,125    (2,994,695)   1,063,477
Year ended December 31, 2003
   Allowance for doubtful accounts...   $1,063,477   $1,526,626   $(1,840,762)  $  749,341

Against taxes--
Year ended December 31, 2001
   Tax valuation allowance...........   $  989,000   $  819,046   $        --   $1,808,046
Year ended December 31, 2002
   Tax valuation allowance...........    1,808,046    1,133,115            --    2,941,161
Year ended December 31, 2003
   Tax valuation allowance...........   $2,941,161   $       --   $(1,059,310)  $1,881,851

Against inventory--
Year ended December 31, 2001
   Inventory valuation allowance.....   $       --   $       --   $        --   $       --
Year ended December 31, 2002
   Inventory valuation allowance.....           --           --            --           --
Year ended December 31, 2003
   Inventory valuation allowance.....   $       --   $  835,448   $   (17,583)  $  817,865

----------
(1) Includes both actual write offs as well as changes in estimates in the reserves.