Form 10-Q
period 2004-03-31
PDI INC
filed 2004-05-04
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

MARK ONE

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______

                         COMMISSION FILE NUMBER 0-24249

                                    PDI, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                     22-2919486
       ------------------------------------         ----------------------------
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

                              YES |X|      NO |_|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

                              YES |X|      NO |_|

AS OF APRIL 30, 2004 THE REGISTRANT HAD A TOTAL OF 14,564,838 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                                      INDEX


                                    PDI, INC.


PART I. FINANCIAL INFORMATION
                                                                            PAGE
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           BALANCE SHEETS
           MARCH 31, 2004 AND DECEMBER 31, 2003................................3

           STATEMENTS OF OPERATIONS -- THREE MONTHS
           ENDED MARCH 31, 2004 AND 2003.......................................4

           STATEMENTS OF CASH FLOWS -- THREE MONTHS
           ENDED MARCH 31, 2004 AND 2003.......................................5

           NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS..................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................20

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.....................................NOT APPLICABLE

ITEM 4.    CONTROLS AND PROCEDURES............................................31


PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..................................................32
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..............NOT APPLICABLE
ITEM 3.    DEFAULT UPON SENIOR SECURITIES.........................NOT APPLICABLE
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....NOT APPLICABLE
ITEM 5.    OTHER INFORMATION......................................NOT APPLICABLE
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................33


SIGNATURES ...................................................................35

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                               March 31,        December 31,
                                                                 2004              2003
                                                              -----------       ----------
                           ASSETS
Current assets:
   Cash and cash equivalents................................     $ 74,706         $113,288
   Short-term investments...................................       44,166            1,344
   Inventory, net...........................................          -                 43
   Accounts receivable, net of allowance for doubtful
       accounts of $1,253 and $749 as of March 31, 2004 and
       December 31, 2003, respectively......................       28,004           40,885
   Unbilled costs and accrued profits on contracts in
       progress ............................................       18,603            4,041
   Deferred training........................................        2,100            1,643
   Other current assets.....................................        9,080            8,847
   Deferred tax asset.......................................       11,046           11,053
                                                                 --------         --------
Total current assets........................................      187,705          181,144

Net property and equipment..................................       15,724           14,494
Deferred tax asset..........................................        7,304            7,304
Goodwill....................................................       11,132           11,132
Other intangible assets.....................................        1,495            1,648
Other long-term assets......................................        3,901            3,901
                                                                 --------         --------
Total assets................................................     $227,261         $219,623
                                                                 ========         ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................     $  8,717         $  8,689
   Accrued returns..........................................       22,523           22,811
   Accrued incentives.......................................       11,093           20,486
   Accrued salaries and wages...............................       11,077            9,031
   Unearned contract revenue................................       10,299            3,604
   Restructuring accruals...................................          580              744
   Income taxes and other accrued expenses..................       17,305           15,770
                                                                 --------         --------
Total current liabilities...................................       81,594           81,135
Total long-term liabilities.................................          -                -
                                                                 --------         --------
Total liabilities...........................................     $ 81,594         $ 81,135
                                                                 --------         --------

Commitments and Contingencies (note 12)

Stockholders' equity:
   Common stock, $.01 par value, 100,000,000 shares
     authorized: shares issued and outstanding, March 31, 2004
     - 14,484,341 and December 31, 2003 - 14,387,126;
     161,115 and 136,178 restricted shares issued and
     outstanding at March 31, 2004 and December 31, 2003,
     respectively...........................................     $    147         $    145
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding...........          -                -
Additional paid-in capital (includes restricted of $4,955
     and $2,361 as of March 31, 2004 and December 31, 2003,
     respectively) .........................................      112,881          109,531
Retained earnings...........................................       35,480           29,505
Accumulated other comprehensive income......................           54               25
Unamortized compensation costs..............................       (2,785)            (608)
Treasury stock, at cost: 5,000 shares.......................         (110)            (110)
                                                                 --------         --------
Total stockholders' equity..................................     $145,667         $138,488
                                                                 --------         --------
Total liabilities & stockholders' equity....................     $227,261         $219,623
                                                                 ========         ========

 The accompanying notes are an integral part of these financial statements

                                   PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                            2004              2003
                                                                         -----------      -----------
Revenue
   Service, net..........................................................   $88,266           $67,511
   Product, net..........................................................       101                34
                                                                            -------           -------
     Total revenue, net..................................................    88,367            67,545
                                                                            -------           -------
Cost of goods and services
   Program expenses (including related party amounts of
    $180 and $73 for the periods ended
    March 31, 2004 and 2003, respectively)...............................    61,707            49,881
   Cost of goods sold....................................................       145                62
                                                                            -------           -------
     Total cost of goods and services....................................    61,852            49,943
                                                                            -------           -------

Gross profit.............................................................    26,515            17,602

Operating expenses
   Compensation expense..................................................    10,216             8,874
   Other selling, general and administrative expenses....................     6,490             5,833
   Restructuring and other related expenses (credits)....................       -                (270)
   Litigation settlement.................................................       -               2,100
                                                                            -------           -------
     Total operating expenses............................................    16,706            16,537
                                                                            -------           -------
Operating income.........................................................     9,809             1,065
Other income, net........................................................       318               269
                                                                            -------           -------
Income before provision for taxes........................................    10,127             1,334
Provision for income taxes...............................................     4,152               556
                                                                            -------           -------
Net income...............................................................   $ 5,975           $   778
                                                                            =======           =======

Basic net income per share...............................................  $   0.41          $0.05
                                                                            =======           =======
Diluted net income per share.............................................  $   0.40          $0.05
                                                                            =======           =======
Basic weighted average number of shares outstanding......................    14,461            14,166
                                                                            =======           =======
Diluted weighted average number of shares outstanding....................    14,767            14,237
                                                                            =======           =======

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                 2004           2003
                                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................................    $  5,975         $   778
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization......................................       1,512           1,397
        Reserve for inventory obsolescence and bad debt....................         505              54
        Deferred taxes, net................................................           7               -
        Stock compensation costs...........................................         651             111
     Other changes in assets and liabilities:
        Decrease in accounts receivable....................................      12,376           5,788
        Decrease (increase) in inventory...................................          43            (318)
        (Increase) in unbilled costs.......................................     (14,562)         (6,112)
        (Increase) in deferred training....................................        (457)         (1,062)
        (Increase) decrease in other current assets........................        (233)          1,496
        Decrease in other long-term assets.................................           -             100
        Increase (decrease) in accounts payable............................          28            (363)
        (Decrease) in accrued returns......................................        (288)           (314)
        (Decrease) in accrued liabilities..................................      (4,755)         (1,248)
        (Decrease) in restructuring liability..............................        (164)         (2,848)
        Increase (decrease) in unearned contract revenue...................       6,695          (1,309)
        (Decrease) in income taxes and other accrued expenses..............      (1,058)           (278)
                                                                               --------         -------
Net cash provided by (used in) operating activities........................       6,275          (4,128)
                                                                               --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of short-term investments........................................          -            1,771
     Purchase of short-term investments....................................     (42,793)              -
     Purchase of property and equipment....................................      (2,588)           (215)
                                                                               --------         -------
Net cash (used in) provided by investing activities........................     (45,381)          1,556
                                                                               --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from exercise of stock options...........................         524             -
                                                                               --------         -------
Net cash provided by financing activities..................................         524             -
                                                                               --------         -------

Net (decrease) in cash and cash equivalents................................     (38,582)         (2,572)
Cash and cash equivalents - beginning......................................     113,288          66,827
                                                                               --------         -------
Cash and cash equivalents - ending.........................................    $ 74,706         $64,255
                                                                               ========         =======

    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the judgment of management, are necessary for a fair presentation of such financial statements. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

2.    REVENUE RECOGNITION

      The paragraphs that follow describe the guidelines that the Company adheres to in accordance with GAAP when recognizing revenue and cost of goods and services in financial statements. In accordance with GAAP, service revenue and product revenue and their respective direct costs have been shown separately on the consolidated statements of operations.

      Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the three months ended March 31, 2004 and 2003, the Company's three and two largest clients, respectively, who each individually represented 10% or more of our service revenue, accounted for approximately 80.7%, and 69.0%, respectively, of the Company's service revenue.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

      PRODUCT REVENUE AND COST OF GOODS SOLD

      Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue for the three months ended March 31, 2004 and 2003 was primarily from the sale of the Xylos wound care products.

      Cost of goods sold includes all expenses for product distribution costs, acquisition and manufacturing costs of the product sold.

3.       STOCK-BASED COMPENSATION

      As of March 31, 2004 the Company has two stock-based employee compensation plans described more fully in Note 20 to the consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" allows companies a choice of measuring employee stock-based compensation expense based on either the fair value method of accounting or the intrinsic value approach under the Accounting Pronouncement Board (APB) Opinion No. 25. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, AND RELATED INTERPRETATIONS." No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant except for approximately $234,000 related to the acceleration of unvested stock options for several employees terminated during the year. Certain employees have received restricted common stock, the amortization of which is reflected in net income. As required by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND
DISCLOSURE - AN AMENDMENT OF SFAS NO. 123", the following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                                               As of March 31,
                                                                          2004                2003
                                                                   ----------------------------------------
                                                                    (in thousands, except per share data)

             Net income, as reported                                $         5,975     $           778
             Add: Stock-based employee compensation expense
               included in reported net income, net of
               related tax effects                                              384                 114
             Deduct: Total stock-based employee compensation
               expense determined under fair value based
               methods for all awards, net of related tax
               effects                                                         (748)             (1,567)
                                                                    ---------------     ---------------
             Pro forma net income (loss)                            $         5,611     $          (675)
                                                                    ===============     ===============

             Net income (loss) per share
                Basic--as reported                                  $          0.41     $          0.05
                                                                    ===============     ===============
                Basic--pro forma                                    $          0.39     $         (0.05)
                                                                    ===============     ===============

                Diluted--as reported                                $          0.40     $          0.05
                                                                    ===============     ===============
                Diluted--pro forma                                  $          0.38     $         (0.05)
                                                                    ===============     ===============

      Compensation cost for the determination of pro forma net loss - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 2.80% and 2.93% at March 31, 2004 and 2003, respectively; (ii) expected life of five years for the quarters ended March 31, 2004 and 2003; (iii) expected dividends - $0 for the quarters ended March 31, 2004 and 2003; and (iv) volatility of 100% for the quarters ended March 31, 2004 and 2003. The weighted average fair value of options granted during the quarters ended March 31, 2004 and 2003 was $18.62 and $6.66, respectively.

      In March 2003, the Company initiated an option exchange program pursuant to which eligible employees, which excluded certain members of senior management, were offered an opportunity to exchange an aggregate of 357,885 outstanding stock options with exercise prices of $30.00 and above for either cash or shares of restricted stock, depending upon the number of options held by an eligible employee. The offer exchange period expired on May 12, 2003. Approximately 310,403 shares of common stock underlying eligible options were tendered by eligible employees and accepted by the Company. This number represents approximately 87% of the total shares of common stock underlying eligible options. A total of approximately 120 eligible participants elected to exchange an aggregate of approximately 59,870 shares of common stock under eligible options and received cash in the aggregate amount of approximately $67,000 (which amount includes applicable withholding taxes). A total of approximately 145 eligible participants elected to exchange an aggregate of approximately 250,533 shares of common stock underlying eligible options in exchange for an aggregate of approximately 49,850 shares of restricted stock. All tendered options were canceled and became eligible for re-issuance under the Company's option plans. The restricted stock is subject to three-year cliff vesting and is subject to forfeiture upon termination of employment other than in the event of the recipient's death or disability.

      Approximately 47,483 options, which were offered to, but did not participate in, the option exchange program, are subject to variable accounting. As such, the Company may record compensation expense if the market price of the Company's common stock exceeds the exercise price of the non-tendered options

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

until these options are terminated, exercised or forfeited. The non-tendered options have exercise prices ranging from $59.50 to $80.00 and a remaining life of 6.5 to 6.8 years.

4.   CEFTIN CONTRACT TERMINATION

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

      The Company has since determined, based primarily upon new information obtained from its wholesalers as part of its ongoing reserve review process, that significant amounts of inventory, incremental to that previously reported by the wholesalers, are being held by them in inventory. The Company believes that this resulted, in part, from the sale by the wholesalers of Ceftin product not supplied by the Company and acquired by the wholesalers subsequent to the mutual termination of the Ceftin agreement. Based upon this information, the Company increased its returns reserve $12.0 million to a total reserve of $22.8 million in the fourth quarter 2003.

      On March 31, 2004, the Company signed an agreement and waiver with a large wholesaler by which the Company agreed to pay that wholesaler $10.0 million, and purchase $2.5 million worth of services from that wholesaler by March 31, 2006, in exchange for that wholesaler waiving, to the fullest extent permitted by law, all rights with respect to any additional returns of Ceftin to the Company. The Company made the payment on April 5, 2004.

      The Company's reserve of $22.5 million at March 31, 2004 reflects the Company's estimated liability for all identified product that could potentially be returned by all the remaining wholesalers (including the $12.5 million settlement discussed above), and an estimate of the Company's liability with respect to remaining, but not yet identified, product sold by the Company that is still being held in the trade.

     The reserve has been calculated based on reimbursing the wholesalers at the amount that they purchased the product from the Company. In certain instances, the wholesalers have requested reimbursement at an amount higher than the original purchase price. The difference is approximately $2.0 million. The reserve as recorded by the Company is its best estimate based on its interpretation of the contracts. The Company will continue to assess the adequacy of its reserves until the Company's obligations for processing any returned products ceases on December 31, 2004.

5.   OTHER PERFORMANCE BASED CONTRACTS

      In May 2001, the Company entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R). That agreement was scheduled to run through December 31, 2003. On May 20, 2002, this agreement was replaced by two separate agreements, one for Lotensin and one for Lotrel-Diovan through the addition of Diovan(R) and Diovan HCT(R). Both of these agreements ended December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one year period. In February 2004, the Company was notified by Novartis of its intent to terminate the Lotrel-Diovan contract, without cause, effective March 16, 2004 and, as a result, $28.9 million of anticipated revenue associated with the Lotrel-Diovan Contract in 2004 will not be realized. The Company was compensated under the terms of the agreement through the effective termination date. Even though the Lotensin agreement ended December 31, 2003, the Company is still entitled to receive royalty payments on the sales of Lotensin through December 31, 2004. The royalties earned under this arrangement totaled $2.3 million during the first quarter of 2004; the royalties earned during the remaining quarters of 2004 are expected to diminish substantially because the product lost its patent protection in February 2004.

      In October 2002, the Company entered into an agreement with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products. The Company began selling the Xylos products in January 2003; however, sales were significantly slower than anticipated and actual 2003 sales did not meet the Company's forecasts. The Company did have the right to terminate the agreement with 135 days' notice to Xylos, beginning January 1, 2004. Based on these sales results, the Company concluded that sales of XCell were not sufficient enough to sustain the Company's continued role as commercialization partner for the product and therefore, on January 2, 2004, the Company exercised its contractual right to terminate the agreement on 135 days' notice to Xylos. The Company is still accepting orders for XCell products until May 16, 2004 when the agreement will terminate; however, the Company's promotional activities in support of the brand

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

concluded in January 2004. The Company recorded a reserve for potential excess inventory during 2003 of approximately $835,000. As discussed in Note 6, the Company continues to have an investment in Xylos. In addition, in February 2004, the Company entered into a term loan agreement with Xylos, pursuant to which it has made loans to Xylos in an aggregate amount of $500,000; $375,000 was disbursed in the quarter ended March 31, 2004 and the remaining $125,000 was disbursed in April 2004. Pursuant to the terms of the agreement, the loans are due to be repaid on June 30, 2005.

      On December 31, 2002, the Company entered into a licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the U.S. Food and Drug Administration (FDA) in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told the Company that it is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. Since the Company filed the lawsuit, Cellegy is no longer in regular contact with the Company regarding Fortigel. Thus, for example, the Company is unaware of the precise FDA status regarding Fortigel (as of March 31, 2004, it had not been approved) and the FDA continued to express concern about the high supraphysiologic Cmax serum testosterone levels achieved in subjects of Fortigel testing. The Company is also unaware of what steps Cellegy is taking to develop Fortigel, to obtain FDA approval for Fortigel, and/or to arrange for a party to manufacture Fortigel. The Company has requested this information from Cellegy but has not received full and complete responses from Cellegy. Accordingly, the Company may not possess the most current and reliable information concerning the current status of, or future prospects relating to Fortigel. The Company cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S. Under the terms of the agreement, the Company paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This nonrefundable payment was made prior to FDA approval and, since there is no alternative future use of the licensed rights, the $15.0 million payment was expensed by the Company in December 2002, when incurred. This amount was recorded in other selling, general, and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the licensing agreement, the Company will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. The Company believes that it will not be required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2004, and it is unclear at this point when or if Cellegy will get Fortigel approved by the FDA which would trigger the Company's obligation to pay $10.0 million to Cellegy. Royalty payments to Cellegy over the term of the commercial life of the product would range from 20% to 30% of net sales.

      As discussed in Note 12, in May 2003, the Company settled a lawsuit with Auxilium Pharmaceuticals, Inc. which sought to enjoin its performance under the Cellegy agreement. Additionally, the Company filed a complaint against Cellegy in December 2003, that alleges, among other things, that Cellegy fraudulently induced the Company to enter into the licensing agreement, and seeks the return of the $15.0 million initial licensing fee, plus additional damages caused by Cellegy's conduct.

6.   OTHER INVESTMENTS

      In October 2002, the Company acquired $1.0 million of preferred stock of Xylos. The Company recorded its investment in Xylos under the cost method and its ownership interest in Xylos is less than five percent. As discussed in Note 5, the Company served in 2003 as the exclusive distributor of the Xylos XCell product line, but on January 2, 2004, the Company terminated that arrangement effective May 16, 2004. In addition, in February 2004, the Company entered into a term loan agreement with Xylos, pursuant to which it has made loans to Xylos in an aggregate amount of $500,000; $375,000 was disbursed

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

in the quarter ended March 31, 2004 and the remaining $125,000 was disbursed in April 2004. Pursuant to the terms of the agreement, the loans are due to be repaid on June 30, 2005. Although Xylos recognized operating losses in 2003 and the first quarter of 2004, the Company continues to believe that, based on current prospects and activities at Xylos, its investment in Xylos is not impaired and the amounts loaned are recoverable as of March 31, 2004. However, if Xylos continues to experience losses and is not able to generate sufficient cash flows through financing, the Company may not recover its loans and its investment may become impaired.

7. INVENTORY

      At March 31, 2004 the Company's finished goods inventory relating to the XCell wound care products for which the Company is still accepting orders in connection with the Xylos agreement discussed in Note 5 is fully reserved. At December 31, 2003, the Company had approximately $43,000 in finished goods inventory, net of reserves.

      In the third quarter of 2003, as a result of the continued lower than anticipated Xylos product sales, management recorded a reserve of $835,000 to reduce the value of the XCell inventory to its estimated net realizable value. At March 31, 2004 the balance of the reserve was approximately $761,000. As discussed in Note 5, on January 2, 2004 the Company gave notice of termination of its agreement with Xylos, effective May 16, 2004, and will therefore discontinue processing orders for the XCell products after the effective date. The Company anticipates that any future sales of the XCell products will be negligible and accordingly has fully reserved for the remaining inventory as of March 31, 2004.

8. NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN 46). FIN 46 requires a variable interest entity
(VIE) to be consolidated by a company, if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB issued a revision to the FIN 46 (FIN46R) which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions. The adoption of FIN46 and FIN46R did not have a material impact on the Company's business, financial position or results of operations.

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

9. HISTORICAL AND PRO FORMA BASIC AND DILUTED NET INCOME PER SHARE

      Historical and pro forma basic and diluted net income per share is calculated based on the requirements of SFAS No. 128, "EARNINGS PER SHARE."

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2004 and 2003 is as follows:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              2004            2003
                                                                             -------         ------
                                                                                 (in thousands)
         Basic weighted average number of common
           shares outstanding.........................................        14,461         14,166
         Dilutive effect of stock options.............................           306             71
                                                                             -------         ------
         Diluted weighted average number of common shares
           outstanding................................................        14,767         14,237
                                                                              ======         ======

     Outstanding options at March 31, 2004 to purchase 380,673 shares of common stock with exercise prices ranging from $27.00 to $93.75 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive. Outstanding options at March 31, 2003 to purchase 1,383,108 shares of common stock with exercise prices ranging from $14.16 to $98.70 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive.

10.  SHORT-TERM INVESTMENTS

     At March 31, 2004, short-term investments were $44.2 million, including approximately $1.5 million of investments classified as available for sale securities. At March 31, 2003, short-term investments were $4.1 million, including approximately $1.1 million of investments classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income. All other short-term investments are stated at cost, which approximates fair value.

11.   OTHER COMPREHENSIVE INCOME

      A reconciliation of net income as reported in the consolidated statements of operations to other comprehensive income, net of taxes is presented in the table below.

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    2004             2003
                                                                                   -------         --------
                                                                                        (in thousands)
Net income.............................................................            $ 5,975         $    778
Other comprehensive income, net of tax:
     Unrealized holding gain/(loss) on
       available-for-sale securities arising during period.............                 10              (69)
     Realized losses on sales of securities included in net income ....                 19                -
                                                                                   -------         --------
Other comprehensive income.............................................            $ 6,004         $    709
                                                                                   =======         ========


12.  COMMITMENTS AND CONTINGENCIES

      Due to the nature of the business in which the Company is engaged, such as product detailing and distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future because of the nature of the Company's business activities and recent increases in litigation related to healthcare products including pharmaceuticals increases this risk. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it was required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

SECURITIES LITIGATION

      In January and February 2002, the Company, its chief executive officer and its chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 (the "Exchange Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs' counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint (Second Consolidated and Amended Complaint), which superseded their earlier complaints.

      The complaint names the Company, its chief executive officer and its chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased the Company's Common Stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the Second Consolidated and Amended Complaint is that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as its marketing of Evista(R) in connection with the October 2001 distribution agreement with Eli Lilly and Company.

      In February 2003, the Company filed a motion to dismiss the Second Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. That motion is fully submitted to the court for its decision. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

BAYER-BAYCOL LITIGATION

      The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol(R), a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer Corporation (Bayer) in the United States through early August 2001, at which time Bayer voluntarily withdrew Baycol from the United States market. Bayer retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer,

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

pursuant to which Bayer has agreed to assume substantially all of the Company's defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings. As of February 20, 2004 Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, of which approximately $700,000 was received in the quarter ended March 31, 2003 and was reflected as a credit within selling, general and administrative expense. No amounts have been recorded in 2004.

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

      On May 8, 2003, the Company entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement as well as certain other additional expenses. The Company recorded a $2.1 million charge in the first quarter of 2003 related to this settlement. Pursuant to the Settlement Agreement, the Company also agreed that it would (a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxilium an additional amount per prescription to be determined based upon a specified formula, in the event any prescriptions were filled for Fortigel prior to January 26, 2004. As discussed in Note 5, in July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. The Company did not pay any additional amount to Auxilium as set forth in clause (b) above since Fortigel was not approved by the FDA prior to January 26, 2004. The Company does not believe that the terms of the
Settlement Agreement will have any impact on the success of its commercialization of the product if, or when, the FDA approves it.

CELLEGY PHARMACEUTICALS LITIGATION

       On December 12, 2003, the Company filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced the Company to enter into a December 2002 license agreement with Cellegy regarding Fortigel ("License Agreement"). The complaint also alleges claims for misrepresentation and breach of contract related to the License Agreement. In the complaint, the Company seeks, among other things, rescission of the License Agreement and return of the $15.0 million initial licensing fee it paid Cellegy. After the Company filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against the Company in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce the Company to enter the License Agreement and that Cellegy has not breached its obligations under the License Agreement. By order dated April 23, 2004, the Company's lawsuit was transferred to the Northern District of California where it will be consolidated with Cellegy's action. The Company is unable to predict the ultimate outcome of these lawsuits.

OTHER LEGAL PROCEEDINGS

      The Company is currently a party to other legal proceedings incidental to its business. While the Company currently believes that the ultimate outcome of these proceedings individually and in the aggregate, will not have a material adverse effect on its consolidated financial statements, litigation is

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

subject to inherent uncertainties. Were the Company to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the Company's business, financial condition and results of operations.

      No amounts have been accrued for losses under any of the above mentioned matters, as no amounts are considered probable or reasonably estimable at this time.

      Other than the foregoing, the Company is not currently a defendant in any material pending litigation and it is not aware of any material threatened litigation.

13.   RESTRUCTURING AND OTHER RELATED EXPENSES

      During the third quarter of 2002, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within the Company's markets for the sales and marketing services segment, and the recognition that the infrastructure that supported these business units was larger than required. The Company originally estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time it initiated the restructuring. However, these savings have been partially offset by incremental SG&A expenses the Company incurred in the current period as the Company has been successful in expanding its business platforms. Substantially all of the restructuring activities were completed as of December 31, 2003.

      During the quarter ended March 31, 2003, the Company recognized a $270,000 reduction in to the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio.

      The accrual for restructuring and exit costs totaled approximately $580,000 at March 31, 2004, and is recorded in current liabilities on the accompanying balance sheet.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

A roll forward of the activity for the 2002 Restructuring Plan is as follows:

          (in thousands)                BALANCE AT      ADJUSTMENTS     PAYMENTS       BALANCE AT
                                    DECEMBER 31, 2003                                MARCH 31, 2004
          Administrative severance       $  285            $    -       $   (93)       $     192
          Exit costs                        459                 -           (71)             388
                                         ------            ------       -------        ---------
                                            744                 -          (164)             580
                                         ------            ------       -------        ---------
          Sales force severance               -                 -             -                -
                                         ------            ------       -------        ---------
             TOTAL                       $  744            $    -       $  (164)       $     580
                                         ======            ======       =======        =========

14.  SEGMENT INFORMATION

      Effective in the first quarter of 2004, the Company reorganized its internal operating units from three reporting segments into two reporting segments: sales and marketing services group (SMSG) and PDI products group
(PPG). These reorganized segments reflect the termination of the Xylos agreement and the decision to manage the other medical device and diagnostic (MD&D) units under the Company's existing contract sales structure. Additionally, the reorganized segments reflect the greater emphasis the Company intends to place on its services business and away from licensing and acquiring pharmaceutical and medical device products. As a result of this reorganization, the MD&D segment was disaggregated and assimilated into the two remaining segments. The MD&D segment was comprised of the clinical sales unit, MD&D contract sales unit, and product licensing. The SMSG segment now includes the Company's clinical sales and MD&D contract sales units; the Company's dedicated and shared contract sales units; and the Company's marketing research and medical education and communication services. The businesses within SMSG recognize revenue predominantly through fee-for-service contracts. The PPG contracts are characterized by either significant management effort required from the Company's product marketing group, or reliance on the attainment of performance incentives in order to fully cover the Company's costs, or both. The PPG segment now includes MD&D product offerings in addition to the rest of the Company's copromotion services. PPG derives revenue through a variety of agreement types including directly from product sales or based on a formula with product sales as its basis. The segment information from prior periods has been restated to conform to the current period's presentation.

      Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Capital expenditures have not been allocated to the operating segments since it is impracticable to do so.

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                             ---------------------------------
                                                                                   2004               2003
                                                                             ----------------  ---------------
                                                                                       (in thousands)
Revenue
     Sales and marketing services group..................................        $  85,895       $    57,476
     PDI products group..................................................            2,472            10,069
                                                                                 ---------       -----------
         Total...........................................................        $  88,367       $    67,545
                                                                                 =========       ===========

Income (loss) from operations, before corporate allocations
     Sales and marketing services group..................................        $  17,473       $    10,120
     PDI products group..................................................              509            (5,014)
     Corporate charges...................................................           (8,173)           (4,041)
                                                                                 ---------       -----------
         Total...........................................................        $   9,809       $     1,065
                                                                                 =========       ===========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                             ---------------------------------
                                                                                   2004               2003
                                                                             ----------------  ---------------
(continued)                                                                             (in thousands)
Corporate allocations
     Sales and marketing services group..................................        $  (8,047)      $    (3,314)
     PDI products group..................................................             (126)             (727)
     Corporate charges...................................................            8,173             4,041
                                                                                 ---------       -----------
         Total...........................................................        $     -         $       -
                                                                                 =========       ===========

Income (loss) from operations, less corporate
 allocations
     Sales and marketing services group..................................        $   9,426       $     6,806
     PDI products group..................................................              383            (5,741)
     Corporate charges...................................................              -                 -
                                                                                 ---------       -----------
         Total...........................................................        $   9,809       $     1,065
                                                                                 =========       ===========

Reconciliation of income from operations to income
   before provision for income taxes
     Total EBIT for operating groups.....................................        $   9,809       $     1,065
     Other income, net...................................................              318               269
                                                                                 ---------       -----------
         Income before provision for income taxes........................        $  10,127       $     1,334
                                                                                 =========       ===========

Capital expenditures
     Sales and marketing services group..................................        $   2,588       $       215
     PDI products group..................................................              -                 -
                                                                                 ---------       -----------
         Total...........................................................        $   2,588       $       215
                                                                                 =========       ===========

Depreciation expense
     Sales and marketing services group..................................        $   1,340       $       971
     PDI products group..................................................               19               273
                                                                                 ---------       -----------
         Total...........................................................        $   1,359       $     1,244
                                                                                 =========       ===========

15.  GOODWILL AND INTANGIBLE ASSETS

      Effective January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." Under SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment on at least an annual basis. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company performed the required annual impairment tests in the fourth quarter of 2003 and determined that no impairment existed at December 31, 2003. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company's total goodwill which is not subject to amortization totaled $11.1 million as of March 31, 2004 and December 31, 2003.

      There were no changes in the carrying amount of goodwill since December 31, 2003. The carrying amounts at March 31, 2004 by operating segment are shown below:

(in thousands)                          SMSG          PPG        TOTAL
                                        ----          ---        -----

Balance as of December 31, 2003       $ 11,132     $    -       $11,132
Amortization                                -           -            -
Goodwill additions                          -           -            -
                                      --------     -------      -------

Balance as of March 31, 2004          $ 11,132     $    -       $11,132
                                      ========     =======      =======

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

      All identifiable intangible assets recorded as of March 31, 2004 are being amortized on a straight-line basis over the life of the intangibles which is primarily five years. The carrying amounts at March 31, 2004 and December 31, 2003 are as follows:

(in thousands)                         As of March 31, 2004                     As of December 31, 2003
                             --------------------------------------       ------------------------------------
                                Carrying     Accumulated                  Carrying      Accumulated
                                 Amount     Amortization      Net          Amount      Amortization       Net
                             --------------------------------------       ------------------------------------
Covenant not to compete      $   1,686        $    864    $     822       $  1,686       $     780      $  906
Customer relationships           1,208             619          589          1,208             559         649
Corporate tradename                172              88           84            172              79          93
                             ---------        --------    ---------       --------       ---------      ------
   Total                     $   3,066        $  1,571    $   1,495       $  3,066       $   1,418      $1,648
                             =========        ========    =========       ========       =========      ======

      Amortization expense totaled approximately $153,000 in the quarters ended March 31, 2004 and 2003. Estimated amortization expense for the next five years is as follows:

           (in thousands)
             2004     $ 613
                      =====
             2005       613
                      =====
             2006       613
                      =====
             2007        -
                      =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD-LOOKING STATEMENTS

         VARIOUS STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE "FORWARD-LOOKING STATEMENTS" (WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON CURRENT
EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGEMENTS ABOUT, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THESE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, WE CANNOT ASSURE YOU THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT, THE INCLUSION OF THESE STATEMENTS SHOULD NOT BE INTERPRETED BY ANYONE THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS, RISKS AND UNCERTAINTIES (I) IDENTIFIED OR DISCUSSED HEREIN, (II) SET FORTH IN "RISK FACTORS" UNDER PART I,
ITEM 1, OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND (III) SET FORTH IN THE COMPANY'S PERIODIC REPORTS ON FORMS 10-Q AND 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE JANUARY 1, 2004. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

OVERVIEW

     We are a healthcare sales and marketing company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries. We create and execute sales and marketing campaigns intended to improve the profitability of pharmaceutical or MD&D products. We do this by partnering with companies who own the intellectual property rights to these products and recognize our ability to commercialize these products and maximize their sales performance. We have a variety of agreement types that we enter into with our partner companies, from fee for service arrangements to performance based contracts.

REPORTING SEGMENTS

     Our business is organized into two reporting segments:

o    PDI sales and marketing services group (SMSG), comprised of:
         o    Sales Teams Business
                   o     Dedicated contract sales teams
                   o     Shared contract sales teams
                   o     Medical device and diagnostic contract sales teams
                   o     Clinical sales teams
                   o     Hybrid teams
         o    Marketing research and consulting (MR & C)
         o    Medical education and communications (EdComm)

o PDI products group (PPG) is comprised of those agreements in which PDI is directly or indirectly compensated on the basis of product sales. This segment currently has the remaining revenue from

     PDI's agreement with Novartis in support of Lotensin and the agreement with Xylos in support of XCell wound care products. Both agreements have been terminated and the PPG segment is reporting the residual financial activity from those agreements.

      We reorganized our segments in the first quarter of 2004 due to the termination of the Xylos agreement and the decision to manage the other MD&D units under our existing contract sales structure. Additionally, the reorganized segments reflect the greater emphasis we intend to place on our services business and away from licensing and acquiring pharmaceutical and medical device products. The businesses within the sales and marketing services group recognize revenue predominantly through fee-for-service contracts. The products group derives revenue through a variety of agreement types including directly from product sales or based on a formula with product sales as its basis. The PPG contracts are characterized by either significant management effort required from our product marketing group, or reliance on the attainment of performance incentives in order to fully cover our costs, or both.

DESCRIPTION OF BUSINESSES

SALES AND MARKETING SERVICES GROUP (SMSG)

DEDICATED CONTRACT SALES TEAMS

      Product detailing involves a representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted. Dedicated contract sales teams work exclusively on behalf of one client and often carry the business cards of the client. Each sales team is customized to meet the specifications of our client with respect to representative profile, physician targeting, product training, incentive compensation plans, integration with clients' in-house sales forces, call reporting platform and data integration. Without adding permanent personnel, the client gets a high quality, industry-standard sales team comparable to its internal sales force.

SHARED CONTRACT SALES TEAMS

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

MEDICAL DEVICE AND DIAGNOSTICS CONTRACT SALES TEAMS

     MD&D contract sales is an outsourced solution for selling medical devices to hospitals, clinics and other healthcare institutions. The MD&D contract sales teams work exclusively on behalf of one client. Each sales team is customized to meet the specifications of our client with respect to representative profile, identified territories, product training, incentive compensation plans, integration with clients' in-house sales forces, activity reporting platform, program duration, and data integration. Without adding permanent personnel, the client gets a high quality, industry-standard sales team.

MEDICAL DEVICE AND DIAGNOSTICS CLINICAL SALES TEAMS

      Our clinical sales teams employ nurses, medical technologists, and other clinicians who train and provide hands-on clinical education and after sales support to the medical staffs of hospitals and clinics that recently purchased our clients' equipment. Our activities maximize product utilization and customer satisfaction for the medical practitioners, while simultaneously enabling our clients' sales forces to continue their selling activities instead of in-servicing the equipment.

HYBRID TEAMS

     Hybrid teams take elements of the different sales teams outlined above and coordinate their activities to achieve a unique solution for a client. In order to gain greater physician coverage across the country, a client may want to deploy a dedicated team to the large metropolitan markets and supplement that team with a shared team in order to reach additional markets and physicians not reached by the dedicated team. Another example of a hybrid team may be the combination of a sales team with a clinical team when the product requires a sales effort along with clinical support. Hybrid teams enable us to craft the correct solution for clients with unique challenges.

MARKETING RESEARCH (MR & C)

      Employing leading edge, and in some instances proprietary, research methodologies, we provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services which includes studies to identify the most impactful business strategy, profile, positioning, message, execution, implementation, and post implementation for a product. Correctly implemented, our marketing research model improves the knowledge clients obtain about how physicians and other healthcare professionals will likely react to products.

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

MEDICAL EDUCATION AND COMMUNICATIONS (EdComm)

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

PDI PRODUCTS GROUP (PPG)

      There are occasions when a biopharmaceutical or medical device or diagnostic company would want to outlicense, sell or copromote a product that they own or to which they own the rights. They may not have the capabilities to market a product themselves or they may have other products in their portfolio on which they are concentrating their sales and marketing resources. In this instance, our products group works to create a mutually beneficial partnership arrangement, pursuant to which we utilize our sales, marketing and commercialization capabilities to commercialize the product for our partner. These agreements may require upfront payments, royalty payments, milestone payments and many other compensation strategies. These agreements generally are riskier for us, but generally have the potential to deliver greater revenues, margins and consistency than our services businesses.

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

NATURE OF CONTRACTS BY SEGMENT

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

       Our product detailing contracts generally are for terms of one to three years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason on 30 to 90 days' notice. These contracts sometimes provide for termination payments in the event they are terminated by the client without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could adversely affect our future revenue and profitability. Contracts may also be terminated for cause if we fail to meet stated performance benchmarks.

         Our MR&C and EdComm contracts generally are for projects lasting from three to six months. The contracts are terminable by the client and provide for termination payments in the event they are terminated without cause. Termination payments include payment of all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of the projects, it is unlikely the loss or termination of any individual MR&C or EdComm contract would have a material adverse impact on our results of operations, cash flows and liquidity.

      The contracts within the products group can be either performance based or fee for service and may require sales, marketing and distribution of product. In performance-based contracts, we provide and finance a portion, if not all, of the commercial activities in support of a brand in return for a percentage of product sales. An important performance parameter is normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases, for periods after our promotional activities have ended.

      In May  2001,  we  entered  into a  copromotion  agreement  with  Novartis
Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R). That agreement was scheduled to run through December 31, 2003. On May 20, 2002, that agreement was replaced by two separate agreements: one for Lotensin and another one for Lotrel, Diovan(R) and Diovan HCT(R). The Lotensin agreement called for us to provide promotion, selling, marketing and brand management for Lotensin. In exchange, we were entitled to receive a percentage of product revenue based on certain total prescription (TRx) objectives above specified contractual baselines. Both agreements ran through December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one-year period. In February 2004, we were notified by Novartis of its intent to terminate the Lotrel-Diovan contract without cause, effective March 16, 2004 and, as a result, $28.9 million of anticipated revenue associated with the Lotrel-Diovan contract in 2004 will not be realized. We were compensated under the terms of the agreement through the effective termination date. Even though the Lotensin agreement ended December 31, 2003, we are still entitled to receive royalty payments on the sales of Lotensin through December 31, 2004. The royalties earned under this arrangement totaled $2.3 million during the first quarter of 2004; the royalties earned during the remaining quarters of 2004 are expected to diminish substantially because the product lost its patent protection in February 2004.

      On December 31, 2002, we entered into an exclusive licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application
(NDA) for the hypogonadism  indication to the U.S. Food and Drug  Administration
(FDA) in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told us that it is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. Since we filed the lawsuit, Cellegy is no longer in regular contact with us regarding Fortigel. Thus, for example, we are unaware of the precise FDA status regarding Fortigel (as of March 31, 2004, it had not been approved) and the FDA continued to express concern about the high supraphysiologic Cmax serum testosterone levels achieved in subjects of Fortigel testing. We are also unaware of what steps Cellegy is taking to develop Fortigel, to obtain FDA approval for Fortigel, and/or to arrange for a party to manufacture Fortigel. We have requested this information from Cellegy but have not received full and complete responses from Cellegy. Accordingly, we may not possess the most current and reliable information concerning the current status of, or future prospects relating to Fortigel. The issuance of the non-approvable letter by the FDA concerning Fortigel, however, casts significant doubt upon Fortigel's prospects and whether it will ever be approved. We cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S. Under the terms of the agreement, we paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This payment was made prior to FDA approval and since there is no alternative future use of the licensed rights, we expensed the $15.0 million payment in December 2002, when incurred. This amount was recorded in other selling, general and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the licensing agreement, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. We believe that we will not be required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2004, and it is unclear at this point when or if Cellegy will get Fortigel approved by the FDA which would trigger our obligation to pay $10.0 million to Cellegy. Royalty payments to Cellegy over the term of the commercial life of the product would range from 20% to 30% of net sales. See Note 12 for more information on Cellegy Pharmaceuticals Litigation.

      In October 2002, we partnered with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products, by entering into an agreement pursuant to which we became the exclusive commercialization partner for the sales, marketing and distribution of the product line in the U.S. On January 2, 2004, we exercised our contractual right to terminate the agreement on 135 days' notice to Xylos since sales of XCell were not sufficient to sustain our role as commercialization partner for the product. We are still accepting orders for XCell products until May 16, 2004 when the agreement will terminate; however, our promotional activities in support of the brand concluded in January 2004. See Notes 5 and 6 to the financial statements for more information. We currently do not anticipate entering into similar commercialization agreements in the MD&D market.

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

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, we are likely to continue to experience significant client concentration in future periods. For the three months ended March 31, 2004 and 2003, our three and two largest clients, respectively, who each individually represented 10% or more of our service revenue, accounted for approximately 80.7%, and 69.0%, respectively, of our service revenue.

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

      PRODUCT REVENUE AND COST OF GOODS SOLD

      Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue of approximately $101,000 and $34,000 for the three months ended March 31, 2004 and 2003, respectively, was primarily from the sale of the Xylos wound care products.

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

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -----------------------
                                                                                            2004           2003
                                                                                          --------       --------
Revenue
   Service, net.....................................................................         99.9%          99.9%
   Product, net.....................................................................          0.1            0.1
                                                                                            -----          -----
    Total revenue, net..............................................................        100.0%         100.0%

Cost of goods and services
   Program expenses.................................................................         69.8           73.9
   Cost of goods sold...............................................................          0.2            0.1
                                                                                            -----          -----
    Total cost of goods and services................................................         70.0           74.0

Gross profit........................................................................         30.0           26.0
Compensation expense................................................................         11.6           13.1
Other selling, general and administrative expenses..................................          7.3            8.6
Restructuring and other related expenses (credits), net.............................          -             (0.4)
Litigation settlement...............................................................          -              3.1
                                                                                            -----          -----
    Total operating expenses........................................................         18.9           24.4
                                                                                            -----          -----
Operating income....................................................................         11.1            1.6
Other income, net...................................................................          0.4            0.4
                                                                                            -----          -----
Income before provision for income taxes............................................         11.5            2.0
Provision for income taxes..........................................................          4.7            0.8
                                                                                            -----          -----
Net income..........................................................................          6.8%           1.2%
                                                                                            =====          =====


      REVENUE. Net revenue for the quarter ended March 31, 2004 was $88.4 million, 30.8% more than net revenue of $67.5 million for the quarter ended March 31, 2003. Net revenue from the SMSG segment for the quarter ended March 31, 2004 was $85.9 million, 49.4% more than net revenue of $57.4 million from that segment for the comparable prior year period. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003. Subsequent quarters in 2004 will be adversely affected by the termination of the Lotrel-Diovan contract (see Note 5 to the financial statements). On May 3, 2004, we announced the awarding of two new dedicated contract sales teams contracts which total approximately $34.0 million in revenue for the remainder of 2004. Net PPG revenue for the quarter ended March 31, 2004 was $2.5 million; of this, $2.3 million is due to Lotensin royalties and the remaining amount consists primarily of approximately $101,000 in product revenue related to the sale of the Xylos product. The Lotensin royalties earned during the remaining quarters of 2004 are expected to diminish substantially because the product lost its patent protection in February 2004. Net PPG revenue was $10.1 million in the comparable prior year period. The large decrease can be attributed to the completion of the Lotensin contract which ended December 31, 2003.

      COST OF GOODS AND SERVICES. Cost of goods and services for the quarter ended March 31, 2004 was $61.9 million, 23.8% more than cost of goods and services of $49.9 million for the quarter ended March 31, 2003. As a percentage of total net revenue, cost of goods and services decreased to 70.0% for the quarter ended March 31, 2004 from 74.0% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the SMSG segment for the quarter ended March 31, 2004 were $61.6 million, 53.5% more than program expenses of $40.1 million for the prior year period. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003. As a percentage of sales and marketing services segment revenue, program expenses for the quarters ended March 31, 2004 and 2003 were 71.7% and 69.8%, respectively. Cost of goods and services associated with the PPG segment were approximately $244,000 and $9.8 million for the quarters ended March 31, 2004 and 2003, respectively. This decrease can be attributed to the completion of the Lotensin contract which ended December 31, 2003.

      COMPENSATION EXPENSE. Compensation expense for the quarter ended March 31, 2004 was $10.2 million, 15.1% more than $8.9 million for the comparable prior year period. The increase in compensation expense was primarily due to approximately $1.0 million recorded for severance related expense resulting from the elimination of several positions. As a percentage of total net revenue, compensation expense decreased to 11.6% for the quarter ended March 31, 2004 from 13.1% for the quarter ended March 31, 2003 due to continuing cost management efforts. Compensation expense for the quarter ended March 31, 2004 attributable to the SMSG segment was $9.1 million compared to $6.1 million for the quarter ended March 31, 2003; the percentage of net revenue was 10.6% for each of the periods. Compensation expense for the quarter ended March 31, 2004 attributable to the PPG segment was $1.1 million, or 44.1% of PPG revenue, compared to $2.8 million, or 27.7% in the prior year period; this decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003.

      OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other selling, general and administrative expenses were $6.5 million for the quarter ended March 31, 2004, 11.3% more than other selling, general and administrative expenses of $5.8 million for the quarter ended March 31, 2003. Excluding approximately $700,000 in legal fee reimbursements from Bayer in the first quarter 2003, total other selling, general and administrative expenses is essentially the same for both periods. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 7.3% for the quarter ended March 31, 2004 from 8.6% for the quarter ended March 31, 2003 due to continuing cost management efforts. Other selling, general and administrative expenses attributable to the SMSG segment for the quarter ended March 31, 2004 were $5.7 million, compared to other selling, general and administrative expenses of $3.4 million attributable to that segment for the comparable prior year period. This increase is primarily due to a larger portion of corporate overhead costs being allocated to the SMSG segment in the current period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 6.7% and 5.9% for the quarters ended March 31, 2004 and 2003, respectively. Other selling, general and administrative expenses attributable to the PPG segment for the quarter ended March 31, 2004 were approximately $754,000 compared to $2.4 million for the comparable prior year period; this decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003.

      RESTRUCTURING AND OTHER RELATED EXPENSES (CREDITS). For the quarter ended March 31, 2004 we did not recognize any adjustments to the restructuring accrual. During the quarter ended March 31, 2003, we recognized a $270,000 credit adjustment to the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio. See the "RESTRUCTURING AND

OTHER RELATED EXPENSES" disclosure below for further explanations of the Restructuring Plan and related activity.

      LITIGATION SETTLEMENT. On May 8, 2003, we entered into a settlement and mutual release agreement with Auxillium (Settlement Agreement). The settlement terms included a cash payment paid upon execution of the Settlement Agreement and other additional expenses that totaled $2.1 million. This expense was recorded in the quarter ended March 31, 2003.

      OPERATING INCOME. Operating income for the quarter ended March 31, 2004 was $9.8 million, compared to operating income of $1.1 million for the quarter ended March 31, 2003. Operating income for the quarter ended March 31, 2004 for the SMSG segment was $9.4 million, or 38.5% higher than the SMSG operating income for the quarter ended March 31, 2003 of $6.8 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 11.0% for the quarter ended March 31, 2004, from 11.8% for the comparable prior year period. There was operating income for the PPG segment for the quarter ended March 31, 2004 of approximately $383,000, substantially due to the $2.3 million in royalties received for Lotensin, compared to an operating loss of $5.7 million for the prior year period.

      OTHER INCOME, NET. Other income, net, for the quarters ended March 31, 2004 and 2003 was $318,000 and $269,000, respectively, and was comprised primarily of interest income.

      PROVISION FOR INCOME TAXES. Income tax expense was $4.1 million for the quarter ended March 31, 2004, compared to income tax expense of approximately $556,000 for the quarter ended March 31, 2003, which consisted of Federal and state corporate income taxes. The effective tax rate for the quarter ended March 31, 2004 was 41.0%, compared to an effective tax rate of 41.7 % for the quarter ended March 31, 2003. The effective tax rate for the quarter ended March 31, 2004 is lower than the effective tax rate for the quarter ended March 31, 2003 because the permanent book versus tax differences were a larger proportion of projected pretax income in 2003 as compared to 2004.

      NET INCOME. Net income for the quarter ended March 31, 2004 was approximately $6.0 million, compared to net income of approximately $778,000 for the quarter ended March 31, 2003. This increase is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2004, we had cash and cash equivalents and short-term investments of approximately $118.9 million and working capital of approximately $106.1 million, compared to cash and cash equivalents and short-term investments of approximately $114.6 million and working capital of approximately $100.0 million at December 31, 2003.

      For the three months ended March 31, 2004, net cash provided by operating activities was $6.3 million, compared to $4.1 million net cash used in operating activities for the three months ended March 31, 2003. The main components of cash provided by operating activities during the three months ended March 31, 2004 were:

     o    net income of approximately $6.0 million; and

     o depreciation and other non-cash expenses of approximately $2.7 million which included bad debt expense of approximately $500,000, stock compensation expense of approximately $684,000 and amortization of intangible assets of approximately $153,000, each of which was charged to SG&A; partially offset by

     o cash used in "other changes in assets and liabilities" of $2.4 million.

      As of March 31, 2004, we had $18.6 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally, all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. Substantially all of the $18.6 million of unbilled costs were billed in April 2004. Also, as of March 31, 2004, we had $10.3 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

      The net changes in the "Other changes in assets and liabilities" section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period.

      For the three months ended March 31, 2004, net cash used in investing activities was $45.4 million. This consisted of $42.8 million used in the purchase of a laddered portfolio of short-term investments in very high grade debt instruments with a focus on preserving capital, maintaining liquidity, and maximizing returns in accordance with our investment criteria. In an effort to gain a higher yield from cash on hand, we made short-term investments having maturity dates occurring after June 30, 2004 and through October 31, 2005. Capital expenditures during the three-month period ended March 31, 2004 were $2.6 million, almost entirely composed of purchases related to our expected move to our new corporate headquarters in the third quarter of 2004. There was approximately $215,000 in capital expenditures for the quarter ended March 31, 2003. For both periods, all capital expenditures were funded out of available cash. We are expecting to incur total capital expenditures of approximately $4.0 million in connection with our corporate headquarters move.

      For the three months ended March 31, 2004, net cash provided by financing activities of approximately $524,000 was due to the net proceeds received from the exercise of stock options.

      Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the three months ended March 31, 2004, we had three major clients that accounted for approximately 43.3%, 23.2% and 14.2%, respectively, or a total of 80.7% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, future results of operations, financial condition or cash flows.

      Under our licensing agreement with Cellegy, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA to promote, sell and distribute the product in the U.S. Upon payment, this incremental milestone license fee will be recorded as an intangible asset and amortized over the estimated commercial life of the product, as then determined. This payment will be funded, when due, out of cash flows provided by operations and existing cash balances. In addition, under the licensing agreement, we would be required to pay Cellegy royalty payments ranging from 20% to 30% of net sales, including minimum royalty payments, if and when complete FDA approval is received. The initial 10-month Prescription Drug User Fee Act (PDUFA) date for the product was April 5, 2003. In March 2003, Cellegy was notified by the FDA that the PDUFA date had been revised to July 3, 2003. On July 3, 2003, Cellegy was notified by the FDA that Fortigel was not approved. Cellegy is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. We cannot predict with any certainty that the FDA will ultimately approve Fortigel for sale in the U.S. Management believes that it will not be required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2004, and it is unclear at this point when or if Cellegy will get Fortigel approved by the FDA which would trigger our obligation to pay $10.0 million to Cellegy.

      On December 12, 2003, we filed a complaint against Cellegy in the U.S. District Court for the

Southern District of New York. The complaint alleges that Cellegy fraudulently induced us to enter into a license agreement with Cellegy regarding Fortigel on December 31, 2002. The complaint also alleges claims for misrepresentation and breach of contract related to the license agreement. In the complaint, we seek, among other things, rescission of the license agreement and return of the $15.0 million we paid Cellegy. After we filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against us in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce us to enter the license agreement and that Cellegy has not breached its obligations under the license agreement. By order dated April 23, 2004 our lawsuit was transferred to the Northern District of California where it will be consolidated with Cellegy's action. We are unable to predict the ultimate outcome of these lawsuits.

      We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

RESTRUCTURING AND OTHER RELATED EXPENSES

      During the third quarter of 2002, we adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within our markets for the sales and marketing services segment, and the recognition that the infrastructure that supported these business units was larger than required. We originally estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time we initiated the restructuring. However, these savings have been partially offset by incremental SG&A expenses we incurred in the current period as we have been successful in expanding our business platforms. Substantially all of the restructuring activities were completed as of December 31, 2003.

      During the quarter ended March 31, 2003, we recognized a $270,000 reduction in to the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio.

      The accrual for restructuring and exit costs totaled approximately $580,000 at March 31, 2004, and is recorded in current liabilities on the accompanying balance sheet.

      A roll forward of the activity for the 2002 Restructuring Plan is as follows:

                                       BALANCE AT                                     BALANCE AT
          (in thousands)            DECEMBER 31, 2003    ADJUSTMENTS     PAYMENTS    MARCH 31, 2004
          Administrative severance       $  285            $    -       $   (93)       $     192
                                         ------            ------       -------        ---------
          Exit costs                        459                 -           (71)             388
                                         ------            ------       -------        ---------
                                            744                 -          (164)             580
                                         ------            ------       -------        ---------
          Sales force severance               -                 -             -                -
                                         ------            ------       -------        ---------
             TOTAL                       $  744            $    -       $  (164)       $     580
                                         ======            ======       =======        =========

ITEM 4. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

SECURITIES LITIGATION

      In January and February 2002, we, our chief executive officer and our chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 (the "Exchange Act"). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs ("Lead Plaintiffs") and Lead Plaintiffs' counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint ("Second Consolidated and Amended Complaint"), which superseded their earlier complaints.

      The complaint names us, our chief executive officer and our chief financial officer as defendants; purports to state claims against us on behalf of all persons who purchased our common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the Second Consolidated and Amended Complaint is that we intentionally or recklessly made false or misleading public statements and omissions concerning our financial condition and prospects with respect to our marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline, our marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corporation, as well as our marketing of Evista(R) in connection with the October 2001 distribution agreement with Eli Lilly and Company.

      In February 2003, we filed a motion to dismiss the Second Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. That motion is fully submitted to the court for its decision. We believe that the allegations in this purported securities class action are without merit and we intend to defend the action vigorously.

BAYER-BAYCOL LITIGATION

      We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred to date in defending these proceedings. As of February 20, 2004 Bayer has reimbursed us for approximately $1.6 million in legal expenses, of which approximately $700,000 was received in the quarter ended March 31, 2003 and was reflected as a credit within selling, general and administrative expense. No amounts have been recorded in 2004.

CELLEGY PHARMACEUTICALS LITIGATION

       On December 12, 2003, we filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced us to enter into a license agreement with Cellegy regarding Fortigel on December 31, 2002. The complaint also alleges claims for misrepresentation and breach of contract related to the license agreement. In the complaint, we seek, among other things, rescission of the license agreement and return of the $15.0 million we paid Cellegy. After we filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against us in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce us to enter the license agreement and that Cellegy has not breached its obligations under the license agreement. By order dated April 23, 2004 our lawsuit was transferred to the Northern District of California where it will be consolidated with Cellegy's action. We are unable to predict the ultimate outcome of these lawsuits.

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

      No amounts have been accrued for losses under any of the above mentioned matters, as no amounts are considered probable or reasonably estimable at this time.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

    During the three months ended March 31, 2004, the Company filed the following reports on Form 8-K:

                   DATE               ITEM(S)                                       DESCRIPTION
          ----------------------    ------------        ------------------------------------------------------------------------
          January 21, 2004            5 and 7           Press Release:  PDI Terminates Xylos Agreement
          February 18, 2004           5 and 7           Press Release:  PDI Announces Notice of Termination of Novartis Contract
          March 4, 2004              12 and 7           Press Release:  PDI Reports Fourth Quarter and Year End 2003 Financial
                                                                        Results

SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

May 03, 2004                                              PDI, INC.
                                                          (Registrant)


                                         By: /s/ Charles T. Saldarini
                                             -----------------------------------
                                             Charles T. Saldarini
                                             Chief Executive Officer

                                         By: /s/ Bernard C. Boyle
                                             -----------------------------------
                                             Bernard C. Boyle
                                             Chief Financial and Accounting
                                             Officer