Form 10-Q
period 2004-06-30
PDI INC
filed 2004-08-09
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q
MARK ONE

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______

                         COMMISSION FILE NUMBER 0-24249

                                    PDI, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                           22-2919486
--------------------------------------------       -----------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


                          SADDLE RIVER EXECUTIVE CENTRE
                                1 ROUTE 17 SOUTH
                         SADDLE RIVER, NEW JERSEY 07458
                         ------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                              YES [X]    NO [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

                              YES [X]    NO [ ]


AS OF AUGUST 5, 2004 THE REGISTRANT HAD A TOTAL OF 14,690,689 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING.

                                      INDEX


                           PDI, INC.


PART I. FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           BALANCE SHEETS
           JUNE 30, 2004 AND DECEMBER 31, 2003.................................3

           STATEMENTS OF OPERATIONS -- THREE AND SIX MONTHS
           ENDED JUNE 30, 2004 AND 2003........................................4

           STATEMENTS OF CASH FLOWS -- SIX MONTHS
           ENDED JUNE 30, 2004 AND 2003........................................5

           NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS..................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................21

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK......................................NOT APPLICABLE

ITEM 4.    CONTROLS AND PROCEDURES........................................... 35


PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..................................................36
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..............NOT APPLICABLE
ITEM 3.    DEFAULT UPON SENIOR SECURITIES.........................NOT APPLICABLE
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................37
ITEM 5.    OTHER INFORMATION......................................NOT APPLICABLE
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................37


SIGNATURES .................................................................. 39

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)
                                   (unaudited)

                                                                                June 30,              December 31,
                                                                                  2004                   2003
                                                                               -----------            ----------
                           ASSETS
Current assets:
Cash and cash equivalents ............................................         $ 91,545               $113,288
   Short-term investments ............................................           33,795                  1,344
   Inventory, net ....................................................               --                     43
   Accounts receivable, net of allowance for doubtful accounts of
       $559 and $749 as of June 30, 2004 and December 31, 2003,
       respectively ..................................................           30,848                 40,885
   Unbilled costs and accrued profits on contracts in progress .......            4,991                  4,041
   Deferred training and other program costs .........................            3,037                  1,643
   Other current assets ..............................................           11,831                  8,847
   Deferred tax asset ................................................            6,834                 11,053
                                                                               --------               --------
Total current assets .................................................          182,881                181,144

Net property and equipment ...........................................           16,892                 14,494
Deferred tax asset ...................................................            7,304                  7,304
Goodwill .............................................................           11,132                 11,132
Other intangible assets ..............................................            1,341                  1,648
Other long-term assets ...............................................            3,830                  3,901
                                                                               --------               --------
Total assets .........................................................         $223,380               $219,623
                                                                               ========               ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................................         $  5,162               $  8,689
   Accrued returns ...................................................           11,382                 22,811
   Accrued incentives ................................................           14,050                 20,486
   Accrued salaries and wages ........................................            9,203                  9,031
   Unearned contract revenue .........................................           15,397                  3,604
   Restructuring accruals ............................................              444                    744
   Income taxes and other accrued expenses ...........................           14,294                 15,770
                                                                               --------               --------
Total current liabilities ............................................           69,932                 81,135
Total long-term liabilities ..........................................               --                     --
                                                                               --------               --------
Total liabilities ....................................................          $69,932                $81,135
                                                                               --------               --------

Commitments and Contingencies (note 12)

Stockholders' equity:
   Common stock, $.01 par value, 100,000,000 shares authorized:
     shares issued and outstanding, June 30, 2004 -- 14,619,271, and
     December 31, 2003 -- 14,387,126; 161,115 and 136,178 restricted shares issued and outstanding at June 30, 2004
     and December 31, 2003, respectively .............................         $    148               $    145
   Preferred stock, $.01 par value, 5,000,000 shares authorized, no
     shares issued and outstanding ...................................               --                     --
Additional paid-in capital (includes restricted of $4,955 and $2,361
     as of June 30, 2004 and December 31, 2003, respectively) ........          115,421                109,531
Retained earnings ....................................................           40,523                 29,505
Accumulated other comprehensive income ...............................               58                     25
Unamortized compensation costs .......................................           (2,592)                  (608)
Treasury stock, at cost: 5,000 shares ................................             (110)                  (110)
                                                                               --------               --------
Total stockholders' equity ...........................................         $153,448               $138,488
                                                                               --------               --------
Total liabilities & stockholders' equity .............................         $223,380               $219,623
                                                                               ========               ========

    The accompanying notes are an integral part of these financial statements

                                   PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended June 30     Six Months Ended June 30,
                                                                ---------------------------    --------------------------
                                                                    2004           2003           2004           2003
                                                                -----------     -----------    ---------     -----------
Revenue
   Service, net .........................................         $84,334        $71,177       $172,600       $138,688
   Product, net .........................................          (1,131)            82         (1,030)           116
                                                                ---------      ---------      ---------      ---------
      Total revenue, net ................................          83,203         71,259        171,570        138,804
                                                                ---------      ---------      ---------      ---------
Cost of goods and services
   Program expenses (including related party amounts of
     $0 and $328 for the quarters ended June 30, 2004
     and 2003, respectively and $180 and $401 for the six
     months ended June 30, 2004 and 2003, respectively) .          61,298         50,307        123,005        100,188
   Cost of goods sold ...................................              89             83            233            145
                                                                ---------      ---------      ---------      ---------
   Total cost of goods and services .....................          61,387         50,390        123,238        100,333
                                                                ---------      ---------      ---------      ---------

Gross profit ............................................          21,816         20,869         48,332         38,471

Compensation expense ....................................           7,924          9,123         18,140         17,997
Other selling, general and administrative expenses ......           5,657          7,206         12,148         13,039
Restructuring  and other related expenses ...............              --             --             --           (270)
Litigation settlement ...................................              --             --             --          2,100
                                                                ---------      ---------      ---------      ---------
   Total operating expenses .............................          13,581         16,329         30,288         32,866
                                                                ---------      ---------      ---------      ---------
Operating income ........................................           8,235          4,540         18,044          5,605
Other income, net .......................................             313            226            631            495
                                                                ---------      ---------      ---------      ---------
Income before provision for taxes .......................           8,548          4,766         18,675          6,100
Provision for income taxes ..............................           3,505          1,954          7,657          2,510
                                                                ---------      ---------      ---------      ---------
Net income ..............................................       $   5,043      $   2,812      $  11,018      $   3,590
                                                                =========      =========      =========      =========


Basic net income per share ..............................       $    0.35      $    0.20      $    0.76      $    0.25
                                                                =========      =========      =========      =========
Diluted net income per share ............................       $    0.34      $    0.20      $    0.74      $    0.25
                                                                =========      =========      =========      =========

Basic weighted average number of shares outstanding .....          14,533         14,188         14,497         14,177
                                                                =========      =========      =========      =========
Diluted weighted average number of shares outstanding ...          14,918         14,266         14,843         14,252
                                                                =========      =========      =========      =========


    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Six Months Ended June 30,
                                                                             ------------------------------------
                                                                                 2004                     2003
                                                                             -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................         $ 11,018               $  3,590
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization ................................            2,911                  2,660
        Reserve for inventory obsolescence and bad debt ..............               39                    229
        Deferred taxes, net ..........................................            4,220                     --
        Stock compensation costs .....................................              844                    251
     Other changes in assets and liabilities:
        Decrease in accounts receivable ..............................            9,998                  7,006
        Decrease (increase) in inventory .............................               43                   (418)
        (Increase) in unbilled costs .................................             (949)                (7,937)
        (Increase) in deferred training ..............................           (1,394)                (1,364)
        Decrease in prepaid income tax ...............................               --                  4,013
        (Increase) in other current assets ...........................           (2,985)                (3,942)
        Decrease in other long-term assets ...........................               71                    134
        (Decrease) increase in accounts payable ......................           (3,527)                   110
        (Decrease) in accrued returns ................................          (11,429)                  (407)
        (Decrease) increase in accrued liabilities ...................           (6,264)                 2,399
        (Decrease) in restructuring liability ........................             (300)                (3,898)
        Increase (decrease) in unearned contract revenue .............           11,793                 (4,276)
        (Increase) in income taxes and other accrued expenses ........           (1,476)                (2,945)
                                                                               --------               --------
Net cash provided by (used in) operating activities ..................           12,613                 (4,796)
                                                                               --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of short-term investments ..................................               --                  4,189
     Purchase of short-term investments ..............................          (32,418)                    --
     Purchase of property and equipment ..............................           (5,002)                  (427)
                                                                               --------               --------
Net cash (used in) provided by investing activities ..................          (37,420)                 3,762
                                                                               --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from exercise of stock options .....................            3,064                    694
                                                                               --------               --------
Net cash provided by financing activities ............................            3,064                    694
                                                                               --------               --------

Net (decrease) in cash and cash equivalents ..........................          (21,743)                  (340)
Cash and cash equivalents - beginning ................................          113,288                 66,827
                                                                               --------               --------
Cash and cash equivalents - ending ...................................         $ 91,545               $ 66,487
                                                                               ========               ========



    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the judgment of management, are necessary for a fair presentation of such financial statements. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

2.    REVENUE RECOGNITION

      The paragraphs that follow describe the guidelines that the Company adheres to in accordance with GAAP when recognizing revenue and cost of goods and services in financial statements. In accordance with GAAP, service revenue and product revenue and their respective direct costs have been shown separately on the consolidated statements of operations.

      Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the three and six months ended June 30, 2004, the Company's two largest clients who each individually represented 10% or more of its service revenue, accounted for approximately 67.1%, and 66.8%, respectively, of the Company's service revenue. For the three and six months ended June 30, 2003, the Company's two largest clients who each accounted for 10% or more of its service revenue totaled 70.3%, and 69.7%, respectively, of the Company's service revenue.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

      PRODUCT REVENUE AND COST OF GOODS SOLD

      Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue for the three and six month periods ended June 30, 2004 was negative, primarily from the adjustment to the Ceftin returns reserve, as discussed in Note 4 to the consolidated financial statements, net of the sale of the Xylos wound care products. Product revenue of $82,000 and $116,000 for the three and six month periods ended June 30, 2003 was primarily from the sale of the Xylos wound care products.

      Cost of goods sold includes all expenses for product distribution costs, acquisition and manufacturing costs of the product sold.

3. STOCK-BASED COMPENSATION

      In June 2004, the Company adopted the PDI, Inc. 2004 Stock Award and Incentive Plan (the 2004 Plan), which was approved by the Company's board of directors in March 2004 and approved by the Company's Stockholders in June 2004. The 2004 Plan replaces the Company's 2000 Omnibus Incentive Compensation Plan and 1998 Stock Option Plan (the Preexisting Plans), reserving 2,896,868 shares for options, restricted stock and a variety of other types of awards. The 2004 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock, deferred stock, other awards based on common stock, dividend equivalents, stock-based performance awards, cash-based performance awards, shares issuable in lieu of rights to cash compensation and discounted options pursuant to an employee stock purchase program. No new awards will be authorized for grant under the Preexisting Plans, but previously authorized awards under those plans will remain in effect. The 2004 Plan is described more fully in the Company's 2004 Definitive Proxy Statement and the Preexisting Plans are described more fully in Note 20 to the consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" allows companies a choice of measuring employee stock-based compensation expense based on either the fair value method of accounting or the intrinsic value

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

approach under the Accounting Pronouncement Board (APB) Opinion No. 25. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, AND RELATED INTERPRETATIONS." No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Certain employees have received restricted common stock, the amortization of which is reflected in net income and was $193,000 and $569,000 for the three and six month periods ended June 30, 2004. Additionally, during the first quarter of 2004, the Company accelerated the vesting of stock option grants and restricted stock grants for certain employees which resulted in total compensation of approximately $275,000 in the quarter ended March 31, 2004. As required by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS NO. 123", the following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.



                                                      Three Months Ended                       Six Months Ended
                                                           June 30,                               June 30,
                                                    2004              2003                 2004              2003
                                                -----------       -----------         ------------         ------------
                                                            (in thousands, except per share data)
Net income, as reported                          $  5,043            $  2,812            $ 11,018            $   3,590
Add: Stock-based employee
compensation expense included in
reported net income, net of related
tax effects                                           114                  82                 498                  196
Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all
awards, net of related tax effects                   (936)             (1,567)             (2,068)              (3,134)
                                                 --------            --------            --------            ---------
Pro forma net income                             $  4,221            $  1,327            $  9,448            $     652
                                                 ========            ========            ========            =========

Net income per share
   Basic--as reported                            $   0.35            $   0.20            $   0.76            $    0.25
                                                 ========            ========            ========            =========
   Basic--pro forma                              $   0.29            $   0.09            $   0.65            $    0.05
                                                 ========            ========            ========            =========

   Diluted--as reported                          $   0.34            $   0.20            $   0.74            $    0.25
                                                 ========            ========            ========            =========
   Diluted--pro forma                            $   0.28            $   0.09            $   0.64            $    0.05
                                                 ========            ========            ========            =========


      Compensation cost for the determination of pro forma net income - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 3.81% and 2.46% at June 30, 2004 and 2003, respectively; (ii) expected life of five years for the three and six month periods ended June 30, 2004 and 2003; (iii) expected dividends - $0 for the three and six month periods ended June 30, 2004 and 2003; and (iv) volatility of 100% for the three and six months periods ended June 30, 2004 and 2003. The weighted average fair value of options granted

                                   PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

during the three and six month periods ended June 30, 2004 was $21.45 and $19.23, respectively and $6.66 for the three and six month periods ended June 30, 2003.

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

      Approximately 47,483 options, which were offered to, but did not participate in, the option exchange program, are subject to variable accounting. As such, the Company may record compensation expense if the market price of the Company's common stock exceeds the exercise price of the non-tendered options until these options are terminated, exercised or forfeited. To date, this has not occurred. The non-tendered options have exercise prices ranging from $59.50 to $80.00 and a remaining life of 6.2 to 6.5 years.


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

                                   PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

      The Company determined, based primarily upon new information obtained from its wholesalers as part of its ongoing reserve review process, that significant amounts of inventory, incremental to that previously reported by the wholesalers, were being held by them in inventory. The Company believes that this resulted, in part, from the sale by the wholesalers of Ceftin product not supplied by the Company and acquired by the wholesalers subsequent to the mutual termination of the Ceftin agreement. Based upon this information, the Company increased its returns reserve $12.0 million to a total reserve of $22.8 million in the fourth quarter 2003.

      On March 31, 2004, the Company signed an agreement and waiver with a large wholesaler by which the Company agreed to pay that wholesaler $10.0 million, and purchase $2.5 million worth of services from that wholesaler by March 31, 2006, in exchange for that wholesaler waiving, to the fullest extent permitted by law, all rights with respect to any additional returns of Ceftin to the Company. The Company made the payment on April 5, 2004. In the second quarter of 2004 the Company increased its return reserve by approximately $1.2 million based primarily upon new information obtained from the wholesalers as part of the Company's ongoing reserve review process.

The Company's reserve of $11.4 million at June 30, 2004 reflects the Company's estimated liability for all identified product that could potentially be returned by all the remaining wholesalers, and an estimate of the Company's liability with respect to remaining, but not yet identified, product sold by the Company that is still being held in the trade. The reserve has been calculated based on, with respect to certain wholesalers, reimbursing the wholesalers at the amount that they purchased the product from the Company. The reserve as recorded by the Company is its best estimate based on its understanding of its obligations. The reserve also includes a liability of $2.5 million for services to be purchased by the Company from a large wholesaler which the Company was able to negotiate in lieu of cash payments as described above. However, the Company will continue to assess the adequacy of its reserves until the Company's obligations for processing any returned products ceases on December 31, 2004.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

5.   OTHER PERFORMANCE BASED CONTRACTS

      In May 2001, the Company entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R). That agreement was scheduled to run through December 31, 2003. On May 20, 2002, this agreement was replaced by two separate agreements, one for Lotensin and one for Lotrel-Diovan through the addition of Diovan(R) and Diovan HCT(R). Both of these agreements were scheduled to end December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one year period. In February 2004, the Company was notified by Novartis of its intent to terminate the Lotrel-Diovan agreement, without cause, effective March 16, 2004 and, as a result, $28.9 million of anticipated revenue associated with the Lotrel-Diovan agreement in 2004 will not be realized. The Company was compensated under the terms of the agreement through the effective termination date. Even though the Lotensin agreement ended December 31, 2003, the Company is still entitled to receive royalty payments on the sales of Lotensin through December 31, 2004. The royalties earned under this arrangement for the three and six month periods ended June 30, 2004 were approximately $643,000 and $2.9 million, respectively; the royalties earned during the remainder of 2004 are expected to diminish substantially because the product lost its patent protection in February 2004.

      In October 2002, the Company entered into an agreement with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products. The Company began selling the Xylos products in January 2003; however, sales were significantly slower than anticipated and actual 2003 sales did not meet the Company's forecasts. The Company did have the right to terminate the agreement with 135 days' notice to Xylos, beginning January 1, 2004. Based on these sales results, the Company concluded that sales of XCell were not sufficient enough to sustain the Company's continued role as commercialization partner for the product and therefore, on January 2, 2004, the Company exercised its contractual right to terminate the agreement on 135 days' notice to Xylos. The Company accepted orders for XCell products through May 16, 2004 when the agreement terminated; however, the Company's promotional activities in support of the brand concluded in January 2004. The Company recorded a reserve for potential excess inventory during 2003 of approximately $835,000. As discussed in Note 6, the Company continues to have an investment in Xylos. In addition, in February 2004, the Company entered into a term loan agreement with Xylos, pursuant to which it made loans to Xylos in an aggregate amount of $500,000; $375,000 was disbursed in the quarter ended March 31, 2004 and the remaining $125,000 was disbursed in April 2004. Pursuant to the terms of the agreement, the loans are due to be repaid on June 30, 2005.

      On December 31, 2002, the Company entered into a licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the U.S. Food and Drug Administration (FDA) in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told the Company that it is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. Under the terms of the agreement, the Company paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. Under the terms of the licensing agreement, if it should be enforced (see discussion of the lawsuit below), this nonrefundable payment was made prior to FDA approval and, since there is no alternative future use of the licensed rights, the $15.0 million payment was expensed by the Company in December 2002, when incurred. This amount was recorded in other selling, general, and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the licensing agreement, if it should be enforced (see discussion of lawsuit below), the Company will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. The Company believes that it will not be required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2004, and it is unclear at this point when or if Cellegy will get Fortigel approved by the FDA which would trigger the Company's obligation to pay $10.0 million to Cellegy. Royalty payments to Cellegy over the term of the commercial life of the product would range from 20% to 30% of net sales. As discussed in Note 12, the Company filed a complaint against Cellegy in December 2003, that alleges, among other things, that Cellegy fraudulently induced the Company to enter into the licensing agreement, and seeks the return of the $15.0 million initial licensing fee, plus additional damages caused by Cellegy's conduct. Since the Company filed the lawsuit, Cellegy is no longer in regular contact with the Company regarding Fortigel. Thus, for example, the Company has been informed that Cellegy is in continuing contact with the FDA but the Company is unaware of the precise FDA status regarding Fortigel (as of June 30, 2004, it had not been approved). Accordingly, the Company may not possess the most current and reliable information concerning the current status of, or future prospects relating to Fortigel. The issuance of the non-approvable letter by the FDA concerning Fortigel, however, casts significant doubt upon Fortigel's prospects and whether it will ever be approved. The Company cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S.

      As discussed in Note 12, in May 2003, the Company settled a lawsuit with Auxilium Pharmaceuticals, Inc. which sought to enjoin its performance under the Cellegy agreement.


6.   OTHER INVESTMENTS

      In October 2002, the Company acquired $1.0 million of preferred stock of Xylos. The Company recorded its investment in Xylos under the cost method and its ownership interest in Xylos is less than five percent. As discussed in Note 5, the Company served in 2003 as the exclusive distributor of the Xylos XCell product line, but on January 2, 2004, the Company terminated that arrangement effective May 16, 2004. In addition, in February 2004, the Company entered into a term loan agreement with Xylos, pursuant to which it has made loans to Xylos in an aggregate amount of $500,000; $375,000 was disbursed in the quarter ended March 31, 2004 and the remaining $125,000 was disbursed in April 2004. Pursuant to the terms of the agreement, the loans are due to be repaid on June 30, 2005. Although Xylos recognized operating losses in 2003 and through the first six months of 2004, the Company continues to believe that, based on current prospects and activities at Xylos, its investment in Xylos is not impaired and the amounts loaned are recoverable as of June 30, 2004. However, if Xylos continues to experience losses and is not able to generate sufficient cash flows through financing, the Company may not recover its loans and its investment may become impaired.

      In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, each of which are due to be repaid on November 26, 2005. In connection with the convertible loan facility, the Company has the right to convert all, or, in multiples of $100,000, any part of the convertible note into common stock of TMX.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

7.    INVENTORY

      At June 30, 2004 the Company no longer has any finished goods inventory relating to the XCell wound care products. At December 31, 2003, the Company had approximately $43,000 in finished goods inventory, net of reserves.

      In the third quarter of 2003, as a result of the continued lower than anticipated Xylos product sales, management recorded a reserve of $835,000 to reduce the value of the XCell inventory to its estimated net realizable value. As discussed in Note 5, on January 2, 2004 the Company gave notice of termination of its agreement with Xylos, effective May 16, 2004. At June 30, 2004 all remaining inventory had been destroyed.

8.    NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN 46). FIN 46 requires a variable interest entity
(VIE) to be consolidated by a company, if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB issued a revision to the FIN 46 (FIN46R) which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions. The adoption of FIN46 and FIN46R did not have a material impact on the Company's business, financial condition and results of operations.

      In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), "REVENUE RECOGNITION," which supercedes SAB 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES." Additionally, SAB 104 rescinds the SEC's "REVENUE RECOGNITION IN FINANCIAL STATEMENTS FREQUENTLY ASKED QUESTIONS AND ANSWERS" (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, "REVENUE RECOGNITION." The revenue recognition principles provided for in both SAB 101 and EITF 00-21 remain largely unchanged. As a result, the adoption of SAB 104 did not have a material impact on the Company's business, financial condition and results of operations.


9.   HISTORICAL AND PRO FORMA BASIC AND DILUTED NET INCOME PER SHARE

      Historical and pro forma basic and diluted net income per share is calculated based on the requirements of SFAS No. 128, "EARNINGS PER SHARE." A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the periods ended June 30, 2004 and 2003 is as follows:

                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                                 --------------------------             --------------------------
                                                    2004              2003                2004                2003
                                                 -----------      -----------           -----------       -----------
                                                                        (in thousands)

Basic weighted average number
     of common shares outstanding ...........      14,533              14,188              14,497               14,177
Dilutive effect of stock options and
       restricted stock .....................         385                  78                 346                   75
                                                 --------            --------            --------            ---------

Diluted weighted average number
     of common shares outstanding ...........      14,918              14,266              14,843               14,252
                                                 ========            ========            ========            =========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

     Outstanding options at June 30, 2004 to purchase 264,229 shares of common stock with exercise prices ranging from $29.53 to $93.75 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive. Outstanding options at June 30, 2003 to purchase 1,068,330 shares of common stock with exercise prices ranging from $14.16 to $93.75 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive.


10.  SHORT-TERM INVESTMENTS

     At June 30, 2004, short-term investments were $33.8 million, including approximately $1.5 million of investments classified as available for sale securities. At June 30, 2003, short-term investments were $1.8 million, including approximately $1.1 million of investments classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income. All other short-term investments are stated at cost, which approximates fair value.


11.   OTHER COMPREHENSIVE INCOME

      A reconciliation of net income as reported in the Consolidated Statements of Operations to Other comprehensive income, net of taxes is presented in the table below.

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                         June 30,
                                                -------------------------------     ----------------------------
                                                     2004              2003               2004                 2003
                                                --------------    -------------        ---------             --------
                                                                       (thousands)
Net income                                       $  5,043            $  2,812            $ 11,018            $   3,590
Other comprehensive income, net of tax:
     Unrealized holding gain on
       available-for-sale securities
       arising during the period                        1                  58                  11                   89
     Reclassification adjustment for losses
       included in net income                           3                  33                  22                   33
                                                 --------            --------            --------            ---------
Other comprehensive income                       $  5,047            $  2,903            $ 11,051            $   3,712
                                                 ========            ========            ========            =========


12.  COMMITMENTS AND CONTINGENCIES

      Due to the nature of the business in which the Company is engaged, such as product detailing and distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future because of the nature of the Company's business activities and recent increases in litigation related to healthcare products, including pharmaceuticals, increases this risk. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it was required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

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

BAYER-BAYCOL LITIGATION

      The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol(R), a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer Corporation (Bayer) in the United States through early August 2001, at which time Bayer voluntarily withdrew Baycol from the United States market. Bayer retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company's defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

incurred to date in defending these proceedings. To date, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses of which approximately $700,000 was received in the quarter ended March 31, 2003 and was reflected as a credit within selling, general and administrative expense. No amounts have been recorded in 2004.

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

CELLEGY PHARMACEUTICALS LITIGATION

      On December 12, 2003, the Company filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced the Company to enter into a December 2002 license agreement with Cellegy regarding Fortigel ("License Agreement"). The complaint also alleges claims for misrepresentation and breach of contract related to the License Agreement. In the complaint, the Company seeks, among other things, rescission of the License Agreement and return of the $15.0 million initial licensing fee it paid Cellegy. After the Company filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against the Company in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce the Company to enter the License Agreement and that Cellegy has not breached its obligations under the License Agreement. The Company filed an answer to Cellegy's complaint on June 18, 2004, in which it makes the same allegations and claims for relief as it does in its New York action, and it also alleges Cellegy violated California unfair competition law. By order dated April 23, 2004, the Company's lawsuit was transferred to the Northern District of California where it may be consolidated with Cellegy's action. The Company is unable to predict the ultimate outcome of these lawsuits.

OTHER LEGAL PROCEEDINGS

      The Company is currently a party to other legal proceedings incidental to its business. While the Company currently believes that the ultimate outcome of these proceedings individually, and in the aggregate, will not have a material adverse effect on its consolidated financial statements, litigation is

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

subject to inherent uncertainties. Were the Company to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse effect on the Company's business, financial condition and results of operations.

      No material amounts have been accrued for losses under any of the above mentioned matters, as no amounts are considered probable or reasonably estimable at this time.

      Other than the foregoing, the Company is not currently a defendant in any material pending litigation and it is not aware of any material threatened litigation.

13.   RESTRUCTURING AND OTHER RELATED EXPENSES

      During the third quarter of 2002, the Company adopted a restructuring plan, the objective of which was to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within the Company's markets for the sales and marketing services segment, and the recognition that the infrastructure that supported these business units was larger than required. The Company originally estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time it initiated the restructuring. However, these savings have been partially offset by incremental SG&A expenses the Company incurred in subsequent periods as the Company has been successful in expanding its business platforms. Substantially all of the restructuring activities were completed as of December 31, 2003.

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

      The accrual for restructuring and exit costs totaled approximately $444,000 at June 30, 2004, and is recorded in current liabilities on the accompanying balance sheet.

A roll forward of the activity for the 2002 Restructuring Plan is as follows:

          (IN THOUSANDS)                        BALANCE AT                                                 BALANCE AT
                                            DECEMBER 31, 2003       ADJUSTMENTS          PAYMENTS         JUNE 30, 2004
         Administrative severance                $    285            $     --            $   (155)           $     130
         Exit costs                                   459                  --                (145)                 314
                                                 --------            --------            --------            ---------
                                                      744                  --                (300)                 444
                                                 --------            --------            --------            ---------
         Sales force severance                         --                  --                  --                   --
                                                 --------            --------            --------            ---------
            TOTAL                                $    744            $     --            $   (300)           $     444
                                                 ========            ========            ========            =========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


14.  SEGMENT INFORMATION

      Effective in the first quarter of 2004, the Company reorganized its internal operating units from three reporting segments into two reporting segments: sales and marketing services group (SMSG) and PDI products group
(PPG). These reorganized segments reflect the termination of the Xylos agreement and the decision to manage the other medical device and diagnostic (MD&D) units under the Company's existing contract sales structure. Additionally, the reorganized segments reflect the greater emphasis the Company intends to place on its services business and away from licensing and acquiring pharmaceutical and medical device products. As a result of this reorganization, the MD&D segment was disaggregated and assimilated into the two remaining segments. The MD&D segment was comprised of the clinical sales unit, MD&D contract sales unit, and product licensing. The SMSG segment now includes the Company's clinical sales and MD&D contract sales units; the Company's dedicated and shared contract sales units; and the Company's marketing research and medical education and communication services. The businesses within SMSG recognize revenue predominantly through fee for service contracts. The PPG contracts are characterized by either significant management effort required from the Company's product marketing group, or reliance on the attainment of performance incentives in order to fully cover the Company's costs, or both. The PPG segment now includes MD&D product offerings in addition to the rest of the Company's copromotion services. PPG derives revenue through a variety of agreement types including directly from product sales or based on a formula with product sales as its basis. The segment information from prior periods has been restated to conform to the current period's presentation.

      Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Capital expenditures have not been allocated to the operating segments since it is impracticable to do so.

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                             ---------------------------------       -----------------------------------
                                                   2004                 2003              2004                2003
                                             ---------------       ---------------   ---------------      ---------------
                                                                              (in thousands)
Revenue
   Sales and marketing services group            $  83,688           $  58,879           $ 169,584           $ 116,355
   PDI products group                                 (485)             12,380               1,986              22,449
                                                 ---------           ---------           ---------           ---------
     Total                                       $  83,203           $  71,259           $ 171,570           $ 138,804
                                                 =========           =========           =========           =========
Income (loss) from operations, before
 corporate allocations
   Sales and marketing services group            $  16,185           $  10,792           $  33,658           $  20,912
   PDI products group                               (1,031)             (2,247)               (522)             (7,261)
   Corporate charges                                (6,919)             (4,005)            (15,092)             (8,046)
                                                 ---------           ---------           ---------           ---------
     Total                                       $   8,235           $   4,540           $  18,044           $   5,605
                                                 =========           =========           =========           =========
Corporate allocations
   Sales and marketing services group            $  (6,884)          $  (3,361)          $ (14,931)          $  (6,675)
   PDI products group                                  (35)               (644)               (161)             (1,371)
   Corporate charges                                 6,919               4,005              15,092               8,046
                                                 ---------           ---------           ---------           ---------
     Total                                       $      --           $      --           $      --           $      --
                                                 =========           =========           =========           =========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



                                                      Three Months Ended                        Six Months Ended
                                                           June 30,                                  June 30,
                                             ---------------------------------          --------------------------------
                                                  2004                2003                 2004                2003
                                             ---------------       -------------      ---------------      -------------
                                                                              (in thousands)
Income (loss) from operations, less corporate
   allocations
   Sales and marketing services group            $   9,301           $   7,431           $  18,727           $  14,237
   Pharmaceutical products group                    (1,066)             (2,891)               (683)             (8,632)
   Corporate charges                                    --                  --                  --                  --
                                                 ---------           ---------           ---------           ---------
     Total                                       $   8,235           $   4,540           $  18,044           $   5,605
                                                 =========           =========           =========           =========


Reconciliation of income from operations to
 income before provision for income taxes
   Total EBIT for operating groups               $   8,235           $   4,540           $  18,044           $   5,605
   Other income, net                                   313                 226                 631                 495
                                                 ---------           ---------           ---------           ---------
   Income before provision for income taxes      $   8,548           $   4,766           $  18,675           $   6,100
                                                 =========           =========           =========           =========

Capital expenditures
   Sales and marketing services group            $   2,414           $     212           $   5,002           $     427
   PDI products group                                   --                  --                  --                  --
                                                 ---------           ---------           ---------           ---------
     Total                                       $   2,414           $     212           $   5,002           $     427
                                                 =========           =========           =========           =========

Depreciation expense
   Sales and marketing services group            $   1,239           $     928           $   2,579           $   1,899
   PDI products group                                    6                 181                  25                 454
                                                 ---------           ---------           ---------           ---------
     Total                                       $   1,245           $   1,109           $   2,604           $   2,353
                                                 =========           =========           =========           =========


15.  GOODWILL AND INTANGIBLE ASSETS

      Effective January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." Under SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment on at least an annual basis. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company performed the required annual impairment tests in the fourth quarter of 2003 and determined that no impairment existed at December 31, 2003. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company's total goodwill which is not subject to amortization totaled $11.1 million as of June 30, 2004 and December 31, 2003.

      There were no changes in the carrying amount of goodwill since December 31, 2003. The carrying amounts at June 30, 2004 by operating segment are shown below:

(in thousands)                          SMSG          PPG        TOTAL
                                        ----          ---        -----

Balance as of December 31, 2003       $ 11,132     $    --       $11,132

Amortization                               --           --           --

Goodwill additions                         --           --           --
                                      --------     -------      -------

Balance as of June 30, 2004           $ 11,132     $   --       $11,132
                                      ========     ======       =======

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      All identifiable intangible assets recorded as of June 30, 2004 are being amortized on a straight-line basis over the life of the intangibles which is primarily five years. The carrying amounts at June 30, 2004 and December 31, 2003 are as follows:

(in thousands)                          As of June 30, 2004                     As of December 31, 2003
                             -----------------------------------------       -----------------------------------------
                                 Carrying     Accumulated                    Carrying      Accumulated
                                 Amount      Amortization        Net           Amount      Amortization          Net
                             -----------------------------------------       -----------------------------------------
Covenant not to compete          $1,686          $  948          $  738          $1,686          $  780          $  906
Customer relationships            1,208             680             528           1,208             559             649
Corporate tradename                 172              97              75             172              79              93
                                 ------          ------          ------          ------          ------          ------

   Total                         $3,066          $1,725          $1,341          $3,066          $1,418          $1,648
                                 ======          ======          ======          ======          ======          ======

      Amortization expense totaled approximately $153,000 and $307,000 for the three and six months ended June 30, 2004 and 2003. Estimated amortization expense for the next five years is as follows:

           (in thousands)
             2004    $  613
                     ======
             2005       613
                     ======
             2006       422
                     ======
             2007        --
                     ======
             2008        --
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

OVERVIEW

     We are a healthcare sales and marketing company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries. We create and execute sales and marketing campaigns intended to improve the profitability of pharmaceutical or MD&D products. We do this by partnering with companies who own the intellectual property rights to these products and recognize our ability to commercialize these products and maximize their sales performance. We have a variety of agreement types that we enter into with our partner companies, ranging from fee for service arrangements to performance based contracts.

REPORTING SEGMENTS

     Our business is organized into two reporting segments:

o  PDI sales and marketing services group (SMSG), comprised of:
     o  Sales Teams Business
          o   Dedicated contract sales teams
          o   Shared contract sales teams
          o   Medical device and diagnostic contract sales teams
          o   Clinical sales teams
          o   Hybrid teams
     o  Marketing research and consulting (MR&C)
     o  Medical education and communications (EdComm)

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

     We reorganized our segments in the first quarter of 2004 due to the termination of the Xylos agreement and the decision to manage the other MD&D units under our existing contract sales structure. Additionally, the reorganized segments reflect the greater emphasis we intend to place on our services business and away from licensing and acquiring pharmaceutical and medical device products. The businesses within the sales and marketing services group recognize revenue predominantly through fee for service contracts. The products group derives revenue through a variety of agreement types including directly from product sales or based on a formula with product sales as its basis. The PPG contracts are characterized by either significant management effort required from our product marketing group, or reliance on the attainment of performance incentives in order to fully cover our costs, or both.

DESCRIPTION OF BUSINESSES

SALES AND MARKETING SERVICES GROUP (SMSG)

DEDICATED CONTRACT SALES TEAMS

      Product detailing involves a representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted. Dedicated contract sales teams work exclusively on behalf of one client and often carry the business cards of the client. Each sales team is customized to meet the specifications of our client with respect to representative profile, physician targeting, product training, incentive compensation plans, integration with clients' in-house sales forces, call reporting platform, program duration and data integration. Without adding permanent personnel, the client gets a high quality, industry-standard sales team comparable to its internal sales force.

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

MEDICAL DEVICE AND DIAGNOSTICS CONTRACT SALES TEAMS

     MD&D contract sales is an outsourced solution for selling medical devices to hospitals, clinics and other healthcare institutions. The MD&D contract sales teams work exclusively on behalf of one client. Each sales team is customized to meet the specifications of our client with respect to representative profile, identified territories, product training, incentive compensation plans, integration with clients' in-house sales forces, activity reporting platform, program duration and data integration. Without adding permanent personnel, the client gets a high quality, industry-standard sales team.

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

HYBRID TEAMS

     Hybrid teams take elements of the different sales teams outlined above and coordinate their activities to achieve a unique solution for a client. In order to gain greater physician coverage across the country, a client may want to deploy a dedicated team to the large metropolitan markets and supplement that team with a shared team in order to reach additional markets and physicians not reached by the dedicated team. Another example of a hybrid team may be the combination of a sales team with a clinical team when the product requires a sales effort along with clinical support. Hybrid teams enable us to craft custom solutions for clients with unique challenges.

MARKETING RESEARCH (MR&C)

      Employing leading edge, and in some instances proprietary, research methodologies, we provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services, including studies to identify the most impactful business strategy, profile, positioning, message, execution, implementation and post implementation for a product. Correctly implemented, our marketing research model improves the knowledge clients obtain about how physicians and other healthcare professionals will likely react to products.

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

      We create custom designed programs focusing on optimizing the informed use of our clients' products. Our services are executed through a customized, integrated plan that can be leveraged across the product's entire life cycle. We can meet a wide range of objectives, including advocacy during pre-launch, communicating disease state awareness, supporting a product launch, helping an under-performing brand, fending off new competition and expanding market leadership.

PDI PRODUCTS GROUP (PPG)

      There are occasions when a biopharmaceutical or medical device or diagnostic company would want to outlicense, sell or copromote a product that they own or to which they own the rights. They may not have the capabilities to market a product themselves or they may have other products in their portfolio on which they are concentrating their sales and marketing resources. In this instance, our products group works to create a mutually beneficial partnership
arrangement,   pursuant   to  which  we  utilize   our  sales,
marketing and commercialization capabilities to commercialize the product for our partner. These agreements may require upfront payments, royalty payments, milestone payments and/or other compensation strategies. These agreements generally are riskier for us, but generally have the potential to deliver greater revenues, margins and consistency than our services businesses.

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

      In May  2001,  we  entered  into a  copromotion  agreement  with  Novartis
Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R). That agreement was scheduled to run through December 31, 2003. On May 20, 2002, that agreement was replaced by two separate agreements: one for Lotensin and another one for Lotrel, Diovan(R) and Diovan HCT(R). The Lotensin agreement called for us to provide promotion, selling, marketing and brand management for Lotensin. In exchange, we were entitled to receive a percentage of product revenue based on certain total prescription (TRx) objectives above specified contractual baselines. Both agreements were scheduled to run through December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one-year period. In February 2004, we were notified by Novartis of its intent to terminate the Lotrel-Diovan contract without cause, effective March 16, 2004 and, as a result, $28.9 million of anticipated revenue associated with the Lotrel-Diovan contract in 2004 will not be realized. We were compensated under the terms of the agreement through the effective termination date. Even though the Lotensin agreement ended December 31, 2003, we are still entitled to receive royalty payments on the sales of Lotensin through December 31, 2004. The royalties earned under this arrangement for the three and six month periods ended June 30, 2004 were approximately $643,000 and $2.9 million, respectively; the royalties earned during the remainder of 2004 are expected to diminish substantially because the product lost its patent protection in February 2004.

      On December 31, 2002, we entered into an exclusive licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application
(NDA) for the hypogonadism  indication to the U.S. Food and Drug  Administration
(FDA) in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told us that it is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. Under the terms of the agreement, we paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. Under the terms of the licensing agreement, if it should be enforced (see discussion of the lawsuit below), this nonrefundable payment was made prior to FDA approval and since there is no alternative future use of the licensed rights, we expensed the $15.0 million payment in December 2002, when incurred. This amount was recorded in other selling, general and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the licensing agreement, if it should be enforced (see discussion of lawsuit below), we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. We believe that we will not be required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2004, and it is unclear at this point when or if Cellegy will get Fortigel approved by the FDA which would trigger our obligation to pay $10.0 million to Cellegy. Royalty payments to Cellegy over the term of the commercial life of the product would range from 20% to 30% of net sales. As discussed in Note 12, we filed a complaint against Cellegy in December 2003, that alleges, among other things, that Cellegy fraudulently induced us to enter into the licensing agreement, and seeks the return of the $15.0 million initial licensing fee, plus additional damages caused by Cellegy's conduct. Since we filed the lawsuit, Cellegy is no longer in regular contact with us regarding Fortigel. Thus, for example, we have been informed that Cellegy is in continuing contact with the FDA but we are unaware of the precise FDA status regarding Fortigel (as of June 30, 2004, it had not been approved). Accordingly, we may not possess the most current and reliable information concerning the current status of, or future prospects relating to Fortigel. We cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S.

      In October 2002, we partnered with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products, by entering into an agreement pursuant to which we became the exclusive commercialization partner for the sales, marketing and distribution of the product line in the U.S. On January 2, 2004, we exercised our contractual right to terminate the agreement on 135 days' notice to Xylos since sales of XCell were not sufficient to sustain our role as commercialization partner for the product. We accepted orders for XCell products through May 16, 2004 when the agreement terminated; however, our promotional activities in support of the brand concluded in January 2004. See Notes 5 and 6 to the financial statements for more information. We currently do not anticipate entering into similar commercialization agreements in the MD&D market.

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

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, we are likely to continue to experience significant client concentration in future periods. For the three and six months ended June 30, 2004, our two largest clients who each individually represented 10% or more of our service revenue, accounted for approximately 67.1%, and 66.8%, respectively, of our service revenue. For the three and six months ended June 30, 2003, our two largest clients who each accounted for 10% or more of our service revenue totaled 70.3%, and 69.7%, respectively, of our service revenue.

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

      PRODUCT REVENUE AND COST OF GOODS SOLD

      Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue of negative $1.1 million and negative $1.0 million for the three and six months ended June 30, 2004 was primarily due to the $1.2 million increase in the Ceftin returns reserve as discussed more fully in Note 3. Additionally we had product revenue of $82,000 and $116,000 for the three and six months ended June 30, 2003, respectively, was primarily from the sale of the Xylos wound care products.

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

                                                                    Three Months Ended           Six Months Ended
                                                                        June 30,                     June 30,
                                                                --------------------------   --------------------------
                                                                   2004            2003         2004           2003
                                                                -----------    -----------   ----------     -----------
Revenue
   Service, net .........................................           101.4%          99.9%         100.6%          99.9%
   Product, net .........................................            (1.4)           0.1           (0.6)           0.1
                                                                ---------      ---------      ---------      ---------
     Total revenue, net .................................           100.0%         100.0%         100.0%         100.0%
Cost of goods and services
   Program expenses .....................................            73.7           70.6           71.7           72.2
   Cost of goods sold ...................................             0.1            0.1            0.1            0.1
                                                                ---------      ---------      ---------      ---------

     Total cost of goods and services ...................            73.8%          70.7%          71.8%          72.3%

Gross profit ............................................            26.2           29.3           28.2           27.7
Compensation expense ....................................             9.5           12.8           10.6           13.0
Other selling, general and administrative expenses ......             6.8           10.1            7.1            9.4
Restructuring and other related expenses, net ...........                             --             --             --
                                                                                                                  (0.2)
Litigation settlement ...................................              --             --             --            1.5
                                                                ---------      ---------      ---------      ---------
     Total operating expenses ...........................            16.3           22.9           17.7           23.7
                                                                ---------      ---------      ---------      ---------
Operating income ........................................             9.9            6.4           10.5            4.0
Other income, net .......................................             0.4            0.3            0.4            0.4
                                                                ---------      ---------      ---------      ---------
Income before provision for income taxes ................            10.3            6.7           10.9            4.4
Provision for income taxes ..............................             4.2            2.7            4.5            1.8
                                                                ---------      ---------      ---------      ---------
Net income ..............................................             6.1%           4.0%           6.4%           2.6%
                                                                =========      =========      =========      =========

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUE. Net revenue for the quarter ended June 30, 2004 was $83.2 million, 16.8% more than net revenue of $71.3 million for the quarter ended June 30, 2003. Net revenue from the SMSG segment for the quarter ended June 30, 2004 was $83.7 million, 42.1% more than net revenue of $58.9 million from that segment for the comparable prior year period. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003. On May 3, 2004 we announced the addition of two new dedicated contract sales teams contracts which we expect to total approximately $34.0 million in revenue for 2004. Net PPG revenue for the quarter ended June 30, 2004 was approximately negative $485,000; this consisted of $643,000 in revenue due to Lotensin royalties and $58,000 in product revenue related to the sale of the Xylos product entirely offset by the $1.2 million increase in the Ceftin reserve (as discussed more fully in Note 4 to the financial statements) resulting in the net negative product revenue. The Lotensin royalties earned during the remaining quarters of 2004 are expected to continue to diminish substantially because the product lost its patent protection in February 2004. Net PPG revenue was $12.4 million in the comparable prior year period. The Lotensin contract, which was a major contributor in 2003 was completed December 31, 2003.

      COST OF GOODS AND SERVICES. Cost of goods and services for the quarter ended June 30, 2004 was $61.4 million, 21.8% more than cost of goods and services of $50.4 million for the quarter ended June 30, 2003. As a percentage of total net revenue, cost of goods and services increased to 73.8% for the quarter ended June 30, 2004 from 70.7% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the SMSG segment for the quarter ended June 30, 2004 were $61.4 million, 49.3% more than program expenses of $41.1 million for the prior year period. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003. As a percentage of sales and marketing services segment revenue, program expenses for the quarters ended June 30, 2004 and 2003 were 73.4% and 69.8%, respectively. There were two significant reasons why program expenses were lower as a percent of revenue for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2004: greater efficiencies in a large recruiting and hiring effort for the quarter ended June 30, 2003; generated cost savings; and we benefited during 2003 from higher medical education revenues, which have a high gross profit percentage. Cost of goods and services associated with the PPG segment were zero and $9.3 million for the quarters ended June 30, 2004 and 2003, respectively. This decrease can be primarily attributed to the completion of the Lotensin contract which ended December 31, 2003. Also during the quarter ended June 30, 2003 we recognized a $340,000 net reduction in the restructuring accrual associated with the 2002 Restructuring Plan (see Note 4 and "RESTRUCTURING AND OTHER RELATED EXPENSES" disclosure below for further explanations.)

      COMPENSATION EXPENSE. Compensation expense for the quarter ended June 30, 2004 was $7.9 million, 13.1% less than $9.1 million for the comparable prior year period. The decrease in compensation expense was primarily due to the decrease in incentive compensation expense compared to the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 9.5% for the quarter ended June 30, 2004 from 12.8% for the quarter ended June 30, 2003 due to the increase in revenue and continuing cost management efforts. Compensation expense for the quarter ended June 30, 2004 attributable to the SMSG segment was $7.3 million compared to $6.3 million for the quarter ended June 30, 2003. This increase can be attributed to a greater amount of internal resources and management's time and effort being allocated to the SMSG segment in 2004; nevertheless, Compensation expense as a percentage of net revenue decreased to 8.8% from 10.8% in the comparable prior year period. Compensation expense for the quarter ended June 30, 2004 attributable to the PPG segment was approximately $575,000 compared to $2.8 million in the prior year period. This decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003.

      OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other selling, general and administrative expenses were $5.7 million for the quarter ended June 30, 2004, 21.5% less than other selling, general and administrative expenses of $7.2 million for the quarter ended June 30, 2003. This decrease is primarily a result of a reduction of sales force and marketing costs related to Xylos. During 2003, we incurred approximately $1.0 million in sales force and marketing costs as compared to $28,000 for the quarter ended June 30, 2004 as we stopped selling the products on May 16, 2004. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 6.8% for the quarter ended June 30, 2004 from 10.1% for the quarter ended June 30, 2003 due to continuing cost management efforts. Other selling, general and administrative expenses attributable to the SMSG segment for the quarter ended June 30, 2004 were $5.7 million, compared to other selling, general and administrative expenses of $4.0 million attributable to that segment for the comparable prior year period. This increase is primarily due to a larger portion of corporate overhead costs being utilized by the SMSG segment in the current period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 6.8% for the quarters ended June 30, 2004 and 2003, respectively. Other selling, general and administrative expenses attributable to the PPG segment for the quarter ended June 30, 2004 were approximately $5,000 compared to $3.2 million for the comparable prior year period; this decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003 and the termination of the Xylos agreement.

      OPERATING INCOME. Operating income for the quarter ended June 30, 2004 was $8.2 million, compared to operating income of $4.5 million for the quarter ended June 30, 2003. Operating income as a percentage of revenue increased to 9.9% for the three months ended June 30, 2004 from 6.4% in the comparable prior year period. Operating income for the quarter ended June 30, 2004 for the SMSG segment was $9.3 million, or 25.2% higher than the SMSG operating income for the quarter ended June 30, 2003 of $7.4 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 11.1% for the quarter ended June 30, 2004, from 12.6% for the comparable prior year period. There was an operating loss for the PPG segment for the quarter ended June 30, 2004 of approximately $1.1 million, primarily due to the $1.2 million increase in the Ceftin returns reserve compared to an operating loss of $2.9 million for the prior year period.

      OTHER INCOME, NET. Other income, net, for the quarters ended June 30, 2004 and 2003 was $313,000 and $226,000, respectively, and was comprised primarily of interest income.

     PROVISION FOR INCOME TAXES. Income tax expense was $3.5 million for the quarter ended June 30, 2004, compared to income tax expense of approximately $1.9 million for the quarter ended June 30, 2003, which consisted of Federal and state corporate income taxes. The effective tax rate for the quarters ended June 30, 2004 and June 30, 2003 was 41.0% for both periods.

      NET INCOME. Net income for the quarter ended June 30, 2004 was approximately $5.0 million, compared to net income of approximately $2.8 million for the quarter ended June 30, 2003. This increase is due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      REVENUE. Net revenue for the six months ended June 30, 2004 was $171.6 million, 23.6% more than the comparable prior year period. Net revenue from the SMSG segment for the six months ended June 30, 2004 was $169.6 million, 45.7% more than net revenue of $116.4 million for the six months ended June 30, 2003. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003 which are still ongoing in 2004. Net PPG revenue for the six months ended June 30, 2004 was $2.0 million; that consisted primarily of Lotensin royalties, partially offset by the $1.2 million of negative revenue that was recognized due to the increase in the Ceftin returns reserve (as discussed more fully in Note 4 to the financial statements). The Lotensin royalties earned during the remaining two quarters of 2004 are expected to diminish substantially because the product lost its patent protection in February 2004. Net PPG revenue was $22.4 million in the comparable prior year period. The Lotensin contract, which was a major contributor in 2003, was completed December 31, 2003.

      COST OF GOODS AND SERVICES. Cost of goods and services for the six months ended June 30, 2004 was $123.2 million, 22.8% more than cost of goods and services of $100.3 million for the six months ended

June 30, 2003. As a percentage of total net revenue, cost of goods and services decreased to 71.8% for the six months ended June 30, 2004 from 72.3% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the SMSG segment for the quarter ended June 30, 2004 were $123.0 million, 51.4% more than program expenses of $81.2 million for the prior year period. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003. As a percentage of sales and marketing services segment revenue, program expenses for the six months ended June 30, 2004 and 2003 were 72.5% and 69.8%, respectively. The reduction in gross profit percentage of 2.7% is primarily attributable to greater incentive payments earned in 2003, and severance and reassignment costs incurred in 2004 associated with programs that terminated early. Cost of goods and services associated with the PPG segment were 243,000 and $19.1 million for the six months ended June 30, 2004 and 2003, respectively. This decrease can be primarily attributed to the completion of the Lotensin contract that ended December 31, 2003. Also during the quarter ended June 30, 2003 we recognized a $340,000 net reduction in the restructuring accrual associated with the 2002 Restructuring Plan (see Note 4 and "RESTRUCTURING AND OTHER RELATED EXPENSES" disclosure below for further explanations.)

      COMPENSATION EXPENSE. Compensation expense for the six months ended June 30, 2004 was $18.1 million, essentially the same as $18.0 million for the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 10.6% for the six months ended June 30, 2004 from 13.0% for the six months ended June 30, 2003 due to continuing cost management efforts. Compensation expense for the six months ended June 30, 2004 attributable to the SMSG segment was $16.5 million compared to $12.4 million for the six month period ended June 30, 2003; this increase can be attributed to a greater amount of management's time and effort being allocated to the SMSG segment in 2004. As a percentage of net revenue, compensation expense decreased to 9.7% from 10.7% in the comparable prior year period. Compensation expense for the six months ended June 30, 2004 attributable to the PPG segment was $1.7 million or 83.9% of PPG revenue, compared to $5.6 million or 24.9% in the prior year period. A large portion of compensation expense through the six months ended June 30, 2004 attributable to the PPG segment was for severance related activities which occurred in the first quarter of 2004. The decrease from the comparable prior year period can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003.

      OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other selling, general and administrative expenses were $12.1 million for the six months ended June 30, 2004, 6.8% less than other selling, general and administrative expenses of $13.0 million for the six months ended June 30, 2003. Excluding approximately $700,000 in legal fee reimbursements from Bayer in the first quarter of 2003, total other selling, general and administrative expenses are approximately $1.6 million less for the comparable period in 2004. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 7.1% for the six months ended June 30, 2004 from 9.4% for the six months ended June 30, 2003. Other selling, general and administrative expenses attributable to the SMSG segment for the six months ended June 30, 2004 were $11.4 million, compared to other selling, general and administrative expenses of $7.4 million attributable to that segment for the comparable prior year period. This increase is primarily due to a larger portion of resources and corporate overhead costs being utilized by the SMSG segment in the current period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 6.7% and 6.4% for the six months ended June 30, 2004 and 2003, respectively. Other selling, general and administrative expenses attributable to the PPG segment for the six months ended June 30, 2004 were approximately $759,000 compared to $5.6 million for the comparable prior year period; this decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003 and the termination of the Xylos agreement.

      RESTRUCTURING AND OTHER RELATED EXPENSES (CREDITS). For the six months ended June 30, 2004 we did not recognize any adjustments to the restructuring accrual. During the six months ended June 30, 2003, we recognized a $270,000 reduction in the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio.

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

      OPERATING INCOME. Operating income for the six months ended June 30, 2004 was $18.0 million, an increase of 221.9%, compared to operating income of $5.6 million for the six months ended June 30, 2003. Operating income as a percentage of revenue increased to 10.5% for the six months ended June 30, 2004 from 4.0% in the comparable prior year period. This relates to higher revenue and gross margin from the impact of three dedicated sales contracts entered into in July 2003 as well as the impact of management's cost containment efforts. Operating income for the six months ended June 30, 2004 for the SMSG segment was $18.7 million, or 31.5% higher than the SMSG operating income for the six months ended June 30, 2003 of $14.2 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 11.0% for the six months ended June 30, 2004, from 12.2% for the comparable prior year period. There was an operating loss for the PPG segment for the six months ended June 30, 2004 of approximately $683,000, substantially due to the $1.2 million increase in the Ceftin returns reserve, compared to an operating loss of $8.6 million for the prior year period.

      OTHER INCOME, NET. Other income, net, for the six months ended June 30, 2004 and 2003 was $631,000 and $495,000, respectively, and was comprised primarily of interest income.

     PROVISION FOR INCOME TAXES. Income tax expense was $7.7 million for the six months ended June 30, 2004, compared to income tax expense of approximately $2.5 million for the six months ended June 30, 2003, which consisted of Federal and state corporate income taxes. The effective tax rate for the six month period ended June 30, 2004 was 41.0%, comparable to an effective tax rate of 41.1 % for the six months ended June 30, 2003.

      NET INCOME. Net income for the six months ended June 30, 2004 was approximately $11.0 million, compared to net income of approximately $3.6 million for the six months ended June 30, 2003. This increase is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, we had cash and cash equivalents and short-term investments of approximately $125.3 million and working capital of approximately $112.9 million, compared to cash and cash equivalents and short-term investments of approximately $114.6 million and working capital of approximately $100.0 million at December 31, 2003.

      For the six months ended June 30, 2004, net cash provided by operating activities was $12.6 million, compared to $4.8 million net cash used in operating activities for the six months ended June 30, 2003. The main components of cash provided by operating activities during the six months ended June 30, 2004 were:

     o    net income of approximately $11.0 million; and

     o depreciation and other non-cash expenses of approximately $3.8 million which included bad debt expense of approximately $39,000, stock compensation expense of approximately $844,000 and amortization of intangible assets of approximately $307,000, each of which was charged to SG&A; partially offset by

     o a net cash decrease in "other changes in assets and liabilities" of $6.4 million.

      As of June 30, 2004, we had $5.0 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally, all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. Also, as of June 30, 2004, we had $15.4 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

      The net changes in the "Other changes in assets and liabilities" section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period.

      For the six months ended June 30, 2004, net cash used in investing activities was $37.4 million. This consisted of $32.4 million used in the purchase of a laddered portfolio of short-term investments in very high grade debt instruments with a focus on preserving capital, maintaining liquidity, and maximizing returns in accordance with our investment criteria. In an effort to gain a higher yield from cash on hand, we made short-term investments having maturity dates occurring after September 30, 2004 and through February 28, 2006 with an average maturity date of approximately 11 months. Capital expenditures during the six-month period ended June 30, 2004 were $5.0 million, almost entirely composed of purchases related to the move to our new corporate headquarters which occurred in July of 2004. The lease at our new location, which replaces our expiring leases, is for approximately 83,000 square feet and has a duration of approximately 12 years at market rates. There was approximately $427,000 in capital expenditures for the six months ended June 30, 2003. For both periods, all capital expenditures were funded out of available cash. We are expecting to incur an additional $2.5 million during the second half of 2004 in total capital expenditures in connection with our corporate headquarters move.

      For the six months ended June 30, 2004, net cash provided by financing activities of approximately $3.1 million was due to the net proceeds received from the exercise of stock options and the employee stock purchase plan.

      Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the six months ended June 30, 2004, we had two major clients that accounted for approximately 43.6% and 23.2%, respectively, or a total of 66.8% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.

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

      On December 12, 2003, we filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced us to enter into a license agreement with Cellegy regarding Fortigel on December 31, 2002. The complaint also alleges claims for misrepresentation and breach of contract related to the license agreement. In the complaint, we seek, among other things, rescission of the license agreement and return of the $15.0 million we paid Cellegy. After we filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against us in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce us to enter the license agreement and that Cellegy has not breached its obligations under the license agreement. We filed an answer to Cellegy's complaint on June 18, 2004, in which we make the same allegations and claims for relief as we do in our New York action, and we also allege Cellegy violated California unfair competition law. By order dated April 23, 2004 our lawsuit was transferred to the Northern District of California where it may be consolidated with Cellegy's action. We are unable to predict the ultimate outcome of these lawsuits.

      We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

RESTRUCTURING AND OTHER RELATED EXPENSES

      During the third quarter of 2002, we adopted a restructuring plan, the objective of which was to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within our markets for the sales and marketing services segment, and the recognition that the infrastructure that supported these business units was larger than required. We originally estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time we initiated the restructuring. However, these savings have been partially offset by incremental SG&A expenses we incurred in subsequent periods as we have been successful in expanding our business platforms. Substantially all of the restructuring activities were completed as of December 31, 2003.

      During  the  quarter  ended  March 31,  2003,  we  recognized  a  $270,000 reduction in the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio.

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

      The accrual for restructuring and exit costs totaled approximately $444,000 at June 30, 2004, and is recorded in current liabilities on the accompanying balance sheet.

      A roll forward of the activity for the 2002 Restructuring Plan is as follows:

      (IN THOUSANDS)                             BALANCE AT                                               BALANCE AT
                                             DECEMBER 31, 2003      ADJUSTMENTS        PAYMENTS         JUNE 30, 2004

Administrative severance                         $    285            $     --            $   (155)           $     130
Exit costs                                            459                  --                (145)                 314
                                                 --------            --------            --------            ---------
                                                      744                  --                (300)                 444
                                                 --------            --------            --------            ---------
Sales force severance                                  --                  --                  --                   --
                                                 --------            --------            --------            ---------
   TOTAL                                         $    744            $     --            $   (300)           $     444
                                                 ========            ========            ========            =========

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

CHANGES IN INTERNAL CONTROLS

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAYER-BAYCOL LITIGATION

      We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred to date in defending these proceedings. As of February 20, 2004 Bayer has reimbursed us for approximately $1.6 million in legal expenses.

CELLEGY PHARMACEUTICALS LITIGATION

       On December 12, 2003, we filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced us to enter into a license agreement with Cellegy regarding Fortigel on December 31, 2002. The complaint also alleges claims for misrepresentation and breach of contract related to the license agreement. In the complaint, we seek, among other things, rescission of the license agreement and return of the $15.0 million we paid Cellegy. After we filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against us in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce us to enter the license agreement and that Cellegy has not breached its obligations under the license agreement. We filed an answer to Cellegy's complaint on June 18, 2004, in which we make the same allegations and claims for relief as we do in our New York action, and we also allege Cellegy violated California unfair competition law. By order dated April 23, 2004 our lawsuit was transferred to the Northern District of California where it may be consolidated with Cellegy's action. We are unable to predict the ultimate outcome of these lawsuits.

OTHER LEGAL PROCEEDINGS

      We are currently a party to other legal proceedings incidental to our business. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse effect on our business, financial condition and results of operations.

      No material amounts have been accrued for losses under any of the above mentioned matters, as no amounts are considered probable or reasonably estimable at this time.


ITEM 2 - NOT APPLICABLE

ITEM 3 - NOT APPLICABLE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 16, 2004, the Company held its 2004 Annual Meeting of Stockholders. At the meeting John P. Dugan and Dr. Joseph T. Curti were reelected as Class I Directors of the Company for three year terms with 13,098,343 and 13,451,339 votes cast in favor of their election, respectively. In addition, the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal 2004 was ratified with 13,610,996 votes in favor, 387,197 votes against and 1,729 votes withheld. In addition, the PDI, Inc. 2004 Stock Award and Incentive Compensation Plan was approved with 8,094,575 votes in favor, 4,520,659 votes against, and 4,540 votes withheld.


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

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      REPORTS ON FORM 8-K

    During the three months ended June 30, 2004, the Company filed the following reports on Form 8-K:



              Date       Item(s)                      Description
        ------------   ----------    -------------------------------------------
        May 5, 2004     7 and 12       Press Release: PDI Reports  First Quarter
                                                 2004 Financial Results

        June 24, 2004       5          PDI announces retirement of Gerald
                                                 J. Mossinghoff, Board Member

SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

August 9, 2004                                                    PDI, INC.
                                                                (Registrant)


                                    By: /S/ Charles T. Saldarini
                                        ----------------------------------------
                                        Charles T. Saldarini
                                        Chief Executive Officer


                                    By: /S/ Bernard C. Boyle
                                        ----------------------------------------
                                        Bernard C. Boyle
                                        Chief Financial and Accounting
                                        Officer