Form 10-K/A
period 2003-12-31
PDI INC
filed 2004-11-04
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO

             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2003


                         Commission file number: 0-24249


                                    PDI, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                   22-2919486
    ---------------------------------              -------------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

                          Saddle River Executive Centre
                                1 Route 17 South
                             Saddle River, NJ 07458
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (201) 258-8450

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 in the Act.) Yes [X] No [_]

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

                                Explanatory Note

      This Amendment No. 1 on Form 10-K/A (this Amendment) amends the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the Original Filing), and is being filed to include direct reimbursements received by the Company from its clients for certain costs incurred as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services is being increased by $27.1 million, $23.9 million, and $20.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2004 and June 30, 2004, the Company determined that its accounting for reimbursable costs should be restated to reclassify these costs as revenue rather than a reduction of cost of goods and services in accordance with Emerging Issues Task Force (EITF) No. 01-14, "INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR 'OUT-OF-POCKET' EXPENSES INCURRED."

      A description of these adjustments and a summary showing their effect on the restated consolidated statements of operations is provided in Note 1B to the consolidated financial statements. This Amendment has no effect on the Company's gross profit, operating income, net income, earnings per share, cash flows, liquidity or financial condition as presented in the Original Filing. Additionally, this Amendment has no effect on the consolidated balance sheets, consolidated statements of cash flows or consolidated statements of stockholders' equity as presented in the Original Filing.

      The Company is filing this report in order to amend certain information in
Item 1 of Part I; Items 6, 7, 8 and 9a of Part II; Part IV; to reflect the restatement of the 2003 consolidated statements of operations and the notes to the consolidated financial statements attached hereto solely to the extent necessary to reflect the adjustments described herein; and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing items, no other information in the Original Filing is revised by this Amendment. Items not being amended are presented for the convenience of the reader only. This report continues to be presented as of the date of the Original Filing, and the Company has not updated the disclosure in this report to a later date. Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact, or knowingly omitted to state a material fact necessary to make a statement not misleading.

      The Company is not amending any reports affected by the restatement prior to the Original Filing; therefore, the consolidated financial statements and related financial information included in such reports should no longer be relied upon and are hereby superseded.

                                    PDI, INC.

                            FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            PAGE
PART I.........................................................................3
   Item 1.     Business........................................................3
   Item 2.     Properties.....................................................19
   Item 3.     Legal Proceedings..............................................19
   Item 4.     Submission of Matters to a Vote of Security Holders............21
PART II.......................................................................22
   Item 5.     Market for our Common Equity and Related Stockholder Matters...22
   Item 6.     Selected Financial Data........................................22
   Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................24
   Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.....42
   Item 8.     Financial Statements and Supplementary Data....................42
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................................42
   Item 9A.    Controls and Procedures........................................42
PART III......................................................................44
   Item 10.    Directors and Executive Officers...............................44
   Item 11.    Executive Compensation.........................................47
   Item 12.    Security Ownership of Certain Beneficial Owners and Management.47
   Item 13.    Certain Relationship and Related Transactions..................47
   Item 14.    Principal Accounting Fees and Services.........................47
PART IV.......................................................................48
   Item 15.    Exhibits and Financial Statement Schedules.....................48


                      FORWARD LOOKING STATEMENT INFORMATION

            VARIOUS  STATEMENTS  MADE IN THIS  ANNUAL  REPORT ON FORM 10-K/A ARE
"FORWARD-LOOKING STATEMENTS" (WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON CURRENT
EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGMENTS ABOUT, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THESE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, WE CANNOT ASSURE YOU THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT, THE INCLUSION OF THESE STATEMENTS SHOULD NOT BE INTERPRETED BY ANYONE THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS, RISKS AND UNCERTAINTIES (I) IDENTIFIED OR DISCUSSED HEREIN, (II) SET FORTH UNDER THE HEADINGS "BUSINESS" AND "RISK FACTORS" IN PART I, ITEM 1; "LEGAL PROCEEDINGS" IN PART I, ITEM 3; AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN PART II, ITEM 7, OF THIS ANNUAL REPORT ON FORM 10-K/A, AND (III) SET FORTH IN THE COMPANY'S PERIODIC REPORTS ON FORMS 10-Q, 10-Q/A AND 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE JANUARY 1, 2003. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

PART 1

ITEM 1.  BUSINESS

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      We have restated our previously issued consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001, to include previously excluded reimbursable costs incurred on behalf of our clients within revenue. As a result of the restatement, the reimbursement of those costs, which were previously netted against those costs, is now properly included in both revenue and cost of goods and services.

      See Notes 1B, 12 and 23 to the consolidated financial statements for additional information.

      As a result of the restatement of the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001, we will also be amending the periodic reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 to reflect the restatement of quarterly results for 2004.

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

      This segment, which includes contract sales, marketing research and medical education and communications, represents 83.2% of consolidated revenue for 2003.

o     Contract Sales
      --------------

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

o     Marketing Research
      ------------------

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

o     Medical Education and Communications
      ------------------------------------

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

PDI PHARMACEUTICAL PRODUCTS GROUP (PPG)

      The goal of our pharmaceutical products group is to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment represents 12.3% of consolidated revenue for 2003.

      Licensing, copromotion and acquisition arrangements contain a greater level of risk when compared to fee for service agreements, however, there is potential for generating greater revenue at higher margins with longer-term visibility on revenue. PPG's arrangements may be longer in duration and potentially less prone to sudden termination than SMSG agreements.

o     Licensing
      ---------

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

o     Copromotion
      -----------

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

o     Acquisition
      -----------

      To date we have not acquired any products; however, if we were to acquire a product we would own the product outright and would most likely have total commercial responsibility, inclusive of manufacturing, sales, marketing, distribution, intellectual property defense and clinical and regulatory affairs.

o     Integrated Commercialization Services
      -------------------------------------

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

      This segment represents 4.6% of consolidated revenue for 2003.

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

      We believe that there are opportunities for us:

         o to partner with companies that lack the necessary infrastructure to commercialize their brands; and

         o to take over the promotion of products that are no longer receiving sales and marketing support.

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

                                  RISK FACTORS
                                  ------------

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

IF WE DO NOT MEET PERFORMANCE GOALS SET IN OUR INCENTIVE-BASED AND REVENUE SHARING ARRANGEMENTS, OUR PROFITS COULD SUFFER.

      We have the opportunity to analyze and sometimes to enter into incentive-based and revenue sharing arrangements with pharmaceutical companies. Under incentive-based arrangements, we are typically paid a fixed fee and, in addition, have an opportunity to increase our earnings based on the market performance of the products being detailed in relation to targeted sales volumes, sales force performance metrics or a combination thereof. Under revenue sharing arrangements, our compensation is based on the market performance of the products being detailed, usually expressed as a percentage of product sales. These types of arrangements transfer some market risk from our clients to us. In addition, these arrangements can result in variability in revenue and earnings due to seasonality of product usage, changes in market share, new product introductions, overall promotional efforts and other market related factors. As an example, in October 2001, we entered into an agreement with Eli Lilly to copromote Evista in the U.S. under which we were to receive payments once product net sales exceeded a pre-determined baseline. Our net sales of Evista were insufficient for us to achieve our revenue and profit goals and as a result we incurred an operating loss for 2002 of $35.1 million on this contract, $28.9 million from operating activities and $6.2 million in unused sales force capacity. This contract was terminated effective December 31, 2002.

MOST OF OUR SERVICE REVENUE IS DERIVED FROM A LIMITED NUMBER OF CLIENTS, THE LOSS OF ANY ONE OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

      Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. In 2003, we had two major clients that accounted for approximately 33.3% and 33.2%, respectively, or a total of 66.5%, of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients could have a material adverse effect on our business, financial condition and results of operations. For example, in February 2004, we announced the early termination of our fee for service contract arrangement with Novartis for the promotion of Diovan and Lotrel. As a result, $28.9 million of anticipated revenue associated with the Novartis contract in 2004 will not be realized. In February 2002, we announced the termination of our fee for service contract arrangement with Bayer and as a result, our 2002 revenues were reduced by approximately $20.0 million.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      We have restated our previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 (the previously issued financial statements) to apply the provisions of Emerging Issues Task Force
(EITF) Issue No. 01-14, "INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENT RECEIVED FOR `OUT-OF-POCKET' EXPENSES INCURRED." The revisions became necessary once we determined that we should have been applying EITF 01-14 to the previously issued financial statements. In accordance with EITF 01-14, direct reimbursements received by us from our clients for certain costs incurred should have been included as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services in the previously issued financial statements were increased by $27.1 million, $23.9 million, and $20.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. EITF 01-14, which was issued in late 2001, was applicable for years beginning in 2002, and also required reclassification of all previous periods for comparative purposes. We were not aware of the applicability of EITF 01-14 until September 2004.

       This restatement does not affect our previously reported gross profit, operating income, net income, earnings per share, cash flows, liquidity or financial condition. Additionally, there is no effect on the consolidated balance sheets, consolidated statements of cash flows or consolidated statements of stockholders' equity for the previously issued financial statements.

      On September 29, 2004 the Audit Committee of our board of directors (the Audit Committee) discussed with PricewaterhouseCoopers LLP, our independent auditors (PwC), the matters discussed herein. PwC informed the Audit Committee that it concurs with our conclusion as stated above. On September 29, 2004, the Audit Committee concluded that the relevant financial statements should no longer be relied on and that we would restate the relevant financial statements.

EMPLOYEES

      As of December 31, 2003, we had 3,884 employees. Included in that amount are 420 part-time field representatives employed by InServe, the number of which vary from time to time based on project demand. We are not party to a collective bargaining agreement with a labor union and we believe that our relations with our employees are good.

AVAILABLE INFORMATION

      Our website address is www.pdi-inc.com. We are not including the information contained on our website as part or, or incorporating it by reference into, this annual report on Form 10-K/A. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

                                                                HIGH       LOW
                                                                ----       ---
         2003
         ----
      First quarter.........................................    12.650     7.100
      Second quarter........................................    12.600     7.350
      Third quarter.........................................    26.810    10.330
      Fourth quarter .......................................    30.870    20.250

         2002
         ----
      First quarter.........................................    22.410    13.300
      Second quarter........................................    20.000    14.130
      Third quarter.........................................    14.900     4.070
      Fourth quarter .......................................    10.790     3.040


      We believe that, as of March 1, 2004, we had approximately 3,000 beneficial stockholders.

                                        EQUITY COMPENSATION PLAN INFORMATION
                                            YEAR ENDED DECEMBER 31, 2003

                                                                                                  Number of securities
                                                                                                 remaining available for
                                              Number of securities       Weighted-average         future issuance under
                                               to be issued upon         exercise price of         equity compensation
                                                  exercise of               outstanding             plans (excluding
                                              outstanding options,       options, warrants       securities reflected in
           Plan Category                      warrants and rights           and rights                 column (a))
-------------------------------------        -----------------------    --------------------    --------------------------
                                                      (a)                       (b)
Equity compensation plans
   approved by security holders
   (2000 Omnibus Incentive
   Compensation Plan and 1998
   Stock Option Plan)................              1,037,599                  $27.33                     939,611
Equity compensation plans not
   approved by security holders(1)...                     --                         --                          --
                                             =======================    ====================    ==========================

Total................................              1,037,599                  $27.33                     939,611
                                             =======================    ====================    ==========================

(1) The Company does not have any equity compensation plans which have not been approved by security holders.

DIVIDEND POLICY

      We have not paid any dividends and do not intend to pay any dividends in the foreseeable future. Future earnings, if any, will be used to finance the future growth of our business. Future dividends, if any, will be determined by our board of directors.


ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below as of and for the years ended December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements and the accompanying notes. Our consolidated financial statements for 1999 reflect our acquisition of TVG in May 1999, which was accounted for as a pooling of interests, on a pro forma basis as if TVG had been owned by the Company the entire period. Consolidated balance sheets at December 31, 2003 and 2002 and consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 2003, 2002 and 2001 and the related notes are included elsewhere in this Annual Report on Form 10-K/A and have been audited by PricewaterhouseCoopers LLP, independent Registered Public Accounting Firm. The selected financial data set forth below should be read together with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes appearing elsewhere in this report.

STATEMENT OF OPERATIONS DATA:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------------------------
                                                                           2003 (3)    2002 (3)    2001 (3)   2000 (3)   1999 (3)
                                                                           --------    --------    --------   --------   --------
                                                                                   (in thousands, except per share data)
                                                                          (Restated)  (Restated)  (Restated) (Restated) (Restated)
Revenue
   Service .............................................................   $356,143    $301,437    $301,447   $338,038   $183,776
   Product, net ........................................................    (11,613)      6,438     415,314    101,008         --
                                                                           --------    --------    --------   --------   --------
     Total revenue .....................................................    344,530     307,875     716,761    439,046    183,776
                                                                           --------    --------    --------   --------   --------

Cost of goods and services
   Program expenses ....................................................    254,162     278,002     252,349    257,526    138,995
   Cost of goods sold ..................................................      1,287          --     328,629     68,997         --
                                                                           --------    --------    --------   --------   --------
     Total cost of goods and services ..................................    255,449     278,002     580,978    326,523    138,995
                                                                           --------    --------    --------   --------   --------

Gross profit ...........................................................     89,081      29,873     135,783    112,523     44,781

Operating expenses
   Compensation expense ................................................     36,901      32,670      39,263     32,820     19,611
   Other selling, general and administrative expenses ..................     30,347      44,163      83,815     38,827      9,448
   Restructuring and other related expenses ............................        143       3,215          --         --         --
   Litigation settlement ...............................................      2,100          --          --         --         --
   Acquisition and related expenses ....................................         --          --          --         --      1,246
                                                                           --------    --------    --------   --------   --------
    Total operating expenses ...........................................     69,491      80,048     123,078     71,647     30,305
                                                                           --------    --------    --------   --------   --------
Operating income (loss) ................................................     19,590     (50,175)     12,705     40,876     14,476
Other income, net ......................................................      1,073       1,967       2,275      4,864      3,471
                                                                           --------    --------    --------   --------   --------
Income (loss) before provision (benefit) for income taxes ..............     20,663     (48,208)     14,980     45,740     17,947
Provision (benefit) for income taxes ...................................      8,405     (17,447)      8,626     18,712      7,539
                                                                           --------    --------    --------   --------   --------
Net income (loss) ......................................................   $ 12,258    $(30,761)    $ 6,354   $ 27,028   $ 10,408
                                                                           ========    ========    ========   ========   ========


Basic net income (loss) per share(1) ...................................   $   0.86    $  (2.19)   $   0.46   $   2.00   $   0.87
                                                                           ========    ========    ========   ========   ========
Diluted net income (loss) per share(1) .................................   $   0.85    $  (2.19)   $   0.45   $   1.96   $   0.86
                                                                           ========    ========    ========   ========   ========
Basic weighted average number of shares outstanding(1) .................     14,231      14,033      13,886     13,503     11,958
                                                                           ========    ========    ========   ========   ========
Diluted weighted average number of shares outstanding(1) ...............     14,431      14,033      14,113     13,773     12,167
                                                                           ========    ========    ========   ========   ========


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                   (in thousands, except per share data)   1999
PRO FORMA DATA (UNAUDITED)                                                                                               --------
Income before provision for income taxes ...............................                                                 $ 17,947
Pro forma provision for income taxes (2) ...............................                                                    7,677
                                                                                                                         --------
Pro forma net income (2) ...............................................                                                 $ 10,270
                                                                                                                         ========
Pro forma basic net income per share (2) ...............................                                                 $   0.86
                                                                                                                         ========
Pro forma diluted net income per share (2) .............................                                                 $   0.84
                                                                                                                         ========
Basic weighted average number of shares outstanding (1) ................                                                   11,958
                                                                                                                         ========
Pro forma diluted weighted average number of shares outstanding (1) ....                                                   12,167
                                                                                                                         ========

BALANCE SHEET DATA:

                                                                                              AS OF DECEMBER 31,
                                                                           ------------------------------------------------------
                                                                             2003        2002        2001       2000       1999
                                                                           --------    --------    --------   --------   --------
                                                                                                (in thousands)
Cash and cash equivalents ..............................................   $113,288    $ 66,827    $160,043   $109,000   $ 57,787
Working capital ........................................................    100,009      81,854     113,685    120,720     53,144
Total assets ...........................................................    219,623     190,939     302,671    270,225    102,960
Total long-term debt ...................................................         --          --          --         --         --
Stockholders' equity ...................................................    138,448     123,211     150,935    138,110     60,820

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

(3) The selected financial data for 1999, 2000, 2001, 2002 and 2003 has been restated to reflect the effect of the Company's restatement as discussed in
     Note 1B, "Restatement of Consolidated Financial Statements", to the audited consolidated financial statements. The selected financial data for 1999 and 2000 includes an adjustment of $8.9 million and $22.2 million, respectively.

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

      This report also identifies important factors that could cause our actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth under the headings "Business" and "Risk Factors" in Part I, Item 1; "Legal Proceedings" in Part I, Item 3; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, of this Annual Report on Form 10-K/A, and (iii) set forth in the Company's periodic reports on Forms 10-Q, 10-Q/A and 8-K as filed with the Securities and Exchange Commission since January 1, 2003.

        Except as described in the Explanatory Note at the beginning of this annual report on Form 10-K/A, this Amendment No. 1 (this Amendment) does not modify or update disclosures presented in the original Form 10-K filing (Original Filing). Thus, all forward looking statements contained in this Form 10-K/A speak as of March 3, 2004, the date of the Original Filing, and have not been updated to reflect subsequent events. This is the case even with respect to forward looking statements that purport to indicate our "current" or "present" expectations or forecasts; in such cases, the words "current," "present" and similar expressions should be understood to relate back to our expectations as of March 3, 2004. Therefore, this Amendment should be read together with the other documents the Company has filed with the Securities and Exchange Commission (SEC), including our quarterly reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004 filed previously; and our quarterly reports on Form 10-Q/A for the periods ended March 31, 2004 and June 30, 2004 which are being filed with the SEC on the date hereof; and in our quarterly report on Form 10-Q for the period ended September 30, 2004, which is also being filed with the SEC on the date hereof.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      We have restated our previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 (the previously issued financial statements) to apply the provisions of Emerging Issues Task Force
(EITF) Issue No. 01-14, "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" (EITF 01-14). In September 2004, we became aware that we should have been applying EITF 01-14 to the previously issued financial statements. In accordance with EITF 01-14, direct reimbursements received by us from our clients for certain costs incurred should have been included as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services in the previously issued financial statements were increased by $27.1 million, $23.9 million, and $20.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. EITF 01-14, which was issued in late 2001, was applicable for years beginning in 2002, and also required reclassification of all previous periods for comparative purposes.

        This restatement does not affect previously reported gross profit, operating income, net income, earnings per share, cash flows, liquidity or financial condition. Additionally, there is no effect on our consolidated balance sheets, consolidated statements of cash flows or consolidated statements of stockholders' equity for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts is as follows:

                                              YEAR ENDED                 YEAR ENDED                YEAR ENDED
                                          DECEMBER 31, 2003          DECEMBER 31, 2002         DECEMBER 31, 2001
                                      ------------------------    -----------------------   -----------------------

                                          AS                          AS                        AS
                                      PREVIOUSLY        AS        PREVIOUSLY       AS       PREVIOUSLY       AS
                                       REPORTED      RESTATED      REPORTED     RESTATED     REPORTED     RESTATED
                                      ----------    ----------    ----------   ----------   ----------   ----------
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Service revenue                     $  329,061    $  356,143    $  277,575   $  301,437   $  281,269   $  301,447
  Product revenue                        (11,613)      (11,613)        6,438        6,438      415,314      415,314
                                      ----------    ----------    ----------   ----------   ----------   ----------
   TOTAL REVENUE                         317,448       344,530       284,013      307,875      696,583      716,761
                                      ----------    ----------    ----------   ----------   ----------   ----------
  Program expenses                       227,080       254,162       254,140      278,002      232,171      252,349

  Cost of goods sold                       1,287         1,287            --           --      328,629      328,629
                                      ----------    ----------    ----------   ----------   ----------   ----------
   TOTAL COST OF GOODS AND SERVICES      228,367       255,449       254,140      278,002      560,800      580,978
                                      ----------    ----------    ----------   ----------   ----------   ----------
   TOTAL GROSS PROFIT                  $  89,081      $ 89,081    $   29,873   $   29,873   $  135,783   $  135,783
                                      ----------    ----------    ----------   ----------   ----------   ----------

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended to reflect the reclassification made to the consolidated financial statements as further discussed in Note 1B, "Restatement of Consolidated Financial Statements." This information should be read in conjunction with the information contained in the consolidated financial statements, and notes thereto, appearing elsewhere in this Annual Report on Form 10-K/A.

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

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, we are likely to continue to experience significant client concentration in future periods. For the years ended December 31, 2003, 2002 and 2001, our largest clients, who each individually represented 10% or more of our service revenue, accounted for approximately 66.5%, 61.9% and 52.3%, respectively, of our service revenue.

      Service Revenue and Program Expenses
      ------------------------------------

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

      Reimbursable Out-of-Pocket Expenses
      -----------------------------------

      Reimbursable out-of-pocket expenses include those relating to travel and out-of pocket expenses and other similar costs, for which we are reimbursed at cost from our clients. In accordance with the requirements of Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" (EITF 01-14), it is required that reimbursements received for out-of-pocket expenses incurred be characterized as revenue and an identical amount be included as cost of goods and services in the consolidated statements of operations.

      Training Costs
      --------------

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

      Product Revenue and Cost of Goods Sold
      --------------------------------------

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

AS RESTATED                                                                 Years Ended December 31,
                                                              ---------------------------------------------------
OPERATING DATA                                                 2003        2002        2001       2000       1999
                                                              -----       -----       -----      -----      -----
Revenue
   Service                                                    103.4%       97.9%       42.1%      77.0%     100.0%
   Product, net                                                (3.4)        2.1        57.9       23.0         --
                                                              -----       -----       -----      -----      -----
      Total revenue, net                                      100.0       100.0       100.0      100.0      100.0
                                                              -----       -----       -----      -----      -----
Cost of goods and services
   Program expenses                                            73.8        90.3        35.3       58.6       75.6
   Cost of goods sold                                           0.4          --        45.8       15.8         --
                                                              -----       -----       -----      -----      -----
      Total cost of goods and services                         74.2        90.3        81.1       74.4       75.6
                                                              -----       -----       -----      -----      -----

Gross profit                                                   25.8         9.7        18.9       25.6       24.4

Operating expenses
   Compensation expense                                        10.7        10.6         5.5        7.5       10.7
   Other selling, general and administrative expenses           8.8        14.3        11.7        8.8        5.1
   Restructuring and other related expenses                     0.1         1.0          --         --         --
   Litigation settlement                                        0.6          --          --         --         --
   Acquisition and related expenses                              --          --          --         --        0.7
                                                              -----       -----       -----      -----      -----
        Total operating expenses                               20.2        25.9        17.2       16.3       16.5
                                                              -----       -----       -----      -----      -----
Operating income (loss)                                         5.7       (16.2)        1.7        9.3        7.9
Other income, net                                               0.3         0.6         0.3        1.1        1.9
                                                              -----       -----       -----      -----      -----
Income (loss) before provision (benefit) for income taxes       6.0       (15.6)        2.0       10.4        9.8
Provision (benefit) for income taxes                            2.4        (5.6)        1.2        4.3        4.1
                                                              -----       -----       -----      -----      -----
Net income (loss)                                               3.6%      (10.0)%       0.8%       6.1%       5.7%
                                                              =====       =====       =====      =====      =====

PRO FORMA DATA (UNAUDITED)
Income (loss) before pro forma provision for income taxes                                                     9.8%
Pro forma provision for income taxes                                                                          4.2
                                                                                                            -----
Pro forma net income (loss)                                                                                   5.6%
                                                                                                            =====

      COMPARISON OF 2003 AND 2002

    REVENUE (IN THOUSANDS) - AS RESTATED
    --------------------------------------------------------------------------------------------------------------------------
                                       Service                                                  Product
                -----------------------------------------------------  -------------------------------------------------------
                                            VARIANCE                                                VARIANCE
                     2003        2002      FAV/(UNFAV)    % CHANGE         2003          2002      FAV/(UNFAV)     % CHANGE
                     ----        ----      ----------     --------         ----          ----      ----------      --------
    SMSG        $ 286,489    $ 198,993      $ 87,496        44.0%        $     --      $     --     $     --          0.0%
    PPG            54,349       89,767       (35,418)      (39.5)%        (12,000)        6,438      (18,438)      (286.4)%
    MD&D           15,305       12,677         2,628        20.7%             387            --          387          0.0%
                -----------------------------------------------------  -------------------------------------------------------
       TOTAL    $ 356,143    $ 301,437      $ 54,706        18.0%        $(11,613)     $  6,438     $(18,051)       (280.4)%
    -----------------------------------------------------------------  -------------------------------------------------------


      REVENUE, NET. Total net revenue for 2003 was $344.5 million, 11.9% more than revenue of $307.9 million for the prior year period. Service revenue was $356.1 million in 2003, an increase of $54.7 million or 18.0% from the

$301.4 million recorded in 2002. This increase is mainly attributable to the addition of three significant dedicated CSO contracts in July 2003, as well as the performance on the Lotensin contract. Product net revenue was negative $11.6 million as a result of a $12.0 million increase in the Ceftin accrual which was recorded in the fourth quarter of 2003; this increase was attributable to the changes in estimate related to the allowance for sales returns recorded on previous Ceftin sales. (Please see Note 3 to the consolidated financial statements.) This was partially offset by Xylos product sales of approximately $387,000. Reimbursable costs recognized in revenue were $27.1 million and $23.9 million for the years ended December 31, 2003 and 2002, respectively. For 2003 reimbursable costs of $23.5 million, zero and $3.6 million were incurred in the SMSG segment, PPG segment and MD&D segment, respectively. For 2002, $19.9 million, $1.3 million and $2.7 million of reimbursable costs were incurred in the SMSG segment, PPG segment and MD&D segment, respectively.

      The SMSG segment had $286.5 million in revenue for 2003, an increase of $87.5 million over 2002. This increase is attributable to the three new dedicated CSO contracts mentioned previously, and the reclassification of the Lotrel-Diovan revenues due to the renegotiation of our Novartis contract in May 2002. As discussed in the PDI PHARMACEUTICAL PRODUCTS GROUP section of the MD&A, the Novartis sales force responsible for Lotrel-Diovan was classified in the SMSG segment in 2003 instead of the PPG segment, where it was classified in 2002, due to the fact that during 2002, we were reliant on the attainment of performance incentives, whereas in 2003 this contract was basically a fixed fee arrangement. As discussed previously, in February 2004, we were notified by Novartis of its intent to terminate the Lotrel-Diovan contract without case, and, as a result, $28.9 million of anticipated revenue associated with the Lotrel-Diovan contract in 2004 will not be realized.

      The PPG segment had service revenue of $54.3 million, mainly attributable to the results on behalf of Lotensin. We were able to maintain Lotensin prescription levels relatively stable throughout the year, which resulted in us earning additional revenue under the terms of the agreement. The decrease of $35.4 million from the comparable prior year period can be primarily attributed to the Lotrel-Diovan revenue reclassification discussed above.

      Revenues for MD&D were $15.7 million for 2003 versus $12.7 million in 2002, an increase of 23.8%. MD&D service revenue increased by $2.6 million and there was product revenue of approximately $387,000 related to the sale of the Xylos product. As discussed in Note 2 to the consolidated financial statements, we gave Xylos notice of termination of the Xylos agreement on January 2, 2004, effective May 16, 2004.

    COST OF GOODS AND SERVICES (IN THOUSANDS) - AS RESTATED
    --------------------------------------------------------------------------------------------------------------------------
                                       Service                                                  Product
                -----------------------------------------------------  -------------------------------------------------------
                                            VARIANCE                                                VARIANCE
                     2003        2002      FAV/(UNFAV)    % CHANGE         2003          2002      FAV/(UNFAV)     % CHANGE
                     ----        ----      ----------     --------         ----          ----      ----------      --------
    SMSG        $ 205,693    $ 153,039      $(52,654)      (34.4)%       $     --      $     --     $     --          0.0%
    PPG            36,364      114,979        78,615        68.4%              23            --          (23)         0.0%
    MD&D           12,105        9,984        (2,121)      (21.2)%          1,264            --       (1,264)         0.0%
                -----------------------------------------------------  -------------------------------------------------------
    TOTAL        $254,162     $278,002      $ 27,060         8.6%        $  1,287      $     --     $ (1,287)         0.0%
                -----------------------------------------------------  -------------------------------------------------------


      COSTS OF GOODS AND SERVICES. Cost of goods and services for 2003 was $255.5 million, which was $22.5 million or 8.1% less than cost of goods and services of $278.0 million for 2002. During 2003 the gross profit percentage was 25.9% compared to 9.7% in the comparable prior year period. The gross profit attributable to service revenue was $102.0 million in 2003 versus $23.4 million in 2002, an increase of 335.9%. During 2002 the Evista contract resulted in a $34.7 million negative gross profit. Excluding the effect of the Evista contract, the gross profit percentage for 2002 would have been 21.0%. For 2003 reimbursable costs of $23.5 million, zero and $3.6 million were incurred in the SMSG segment, PPG segment and MD&D segment, respectively. For 2002, $19.9 million, $1.3 million and $2.7 million of reimbursable costs were incurred in the SMSG segment, PPG segment and MD&D segment, respectively.

      The SMSG segment had gross profit of $80.8 million with a gross profit percentage of 28.2%, a substantial increase over the $45.9 million gross profit and 23.1% gross profit percentage achieved in 2002, primarily due to the three new significant contracts entered into during the current year. Generally, the gross profit percentage achieved in 2003 was slightly higher than our historical gross profit percentages and was attributable to the greater efficiencies achieved in the performance of our contractual obligations for most service units.

      The PPG segment had $6.0 million in gross profit for 2003 compared to negative gross profit of $18.8 million in 2002. Excluding the $12.0 million effect of the increase in the Ceftin accrual for sales returns, the contracts within PPG contributed $18.0 million in gross profit with a gross profit percentage of 33.0%. Excluding the Evista contract, in 2002 total PPG would have earned a positive gross profit of $16.0 million and a gross profit percentage of 16.6%; the Evista contract was terminated as of December 31, 2002. The increase in gross profit percentage from an adjusted 16.6% to an adjusted 33.0% resulted from our success on the Lotensin program. We were able to maintain Lotensin prescription levels relatively stable throughout the year, which resulted in us earning additional revenue under the terms of the agreement.

      The MD&D segment earned a gross profit of $2.3 million and $2.7 million for the years ended 2003 and 2002, respectively.

      (NOTE: COMPENSATION AND OTHER SG&A EXPENSE AMOUNTS FOR EACH SEGMENT CONTAIN ALLOCATED CORPORATE OVERHEAD.)

           --------------------------------------------------------------------
           COMPENSATION EXPENSE (EXCLUDING RESTRUCTURING EXPENSE) (IN THOUSANDS)
           --------------------------------------------------------------------
                         % OF                  % OF
             2003      REVENUE      2002      REVENUE   $ INC/(DEC)  % INC/(DEC)
           --------------------------------------------------------------------
SMSG       $ 22,362        7.8%   $ 19,645        9.9%   $  2,717         13.8%
PPG          10,187       24.1%     10,353       10.8%       (166)        (1.7)%
MD&D          4,352       27.7%      2,672       21.1%      1,680         62.9%
           --------------------------------------------------------------------
   TOTAL   $ 36,901       10.7%   $ 32,670       10.6%   $  4,231         13.0%
           --------------------------------------------------------------------

            COMPENSATION EXPENSE. Compensation expense for 2003 was $36.9 million, an increase of $4.2 million or 13.0% more than the $32.7 million for the comparable prior year period. This increase can be attributed to a $7.1 million increase in the accrual for incentive compensation in 2003, which resulted from the improved performance of most business units in 2003; this increase in incentive compensation was partially offset by savings attributable to the reduced headcount associated with our prior year restructuring initiative. As a percentage of total revenue, compensation expense increased slightly to 10.7% for 2003 from 10.6% for 2002. Compensation expense as a percent of revenue for the SMSG segment decreased but increased for the MD&D and PPG segments. The increase in expense, as a percent of revenue for the latter two segments, reflects the investment of additional management effort during 2003 toward our investigation of opportunities for licensing or acquiring products for those segments.

                                  ------------------------------------------------------------------------
                                  OTHER SG&A (EXCLUDING RESTRUCTURING EXPENSE AND LITIGATION EXPENSE)
                                  (IN THOUSANDS)
                                  ------------------------------------------------------------------------
                                                  % OF                   % OF
                                    2003        REVENUE    2002         REVENUE $ INC/(DEC)    % INC/(DEC)
                                  ------------------------------------------------------------------------
SMSG                              $ 16,836        5.9%   $ 15,796         7.9%   $  1,040          6.6%
PPG                                  7,081       16.7%     25,700        26.7%    (18,619)       (72.4)%
MD&D                                 6,430       41.0%      2,658        21.0%      3,772       141.9%
                                  ------------------------------------------------------------------------
   TOTAL                          $ 30,347        8.8%   $ 44,154        14.3%   $(13,807)       (31.3)%
                                  ------------------------------------------------------------------------

Less: Cellegy licensing fee             --         --      15,000        15.6%    (15,000)      (100.0)%
                                  ------------------------------------------------------------------------
                 ADJUSTED TOTAL   $ 30,347        8.8%   $ 29,154         9.5%   $  1,193          4.1%
                                  ------------------------------------------------------------------------


      OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other SG&A expenses were $30.3 million for 2003, which represented 8.8% of revenues. Other selling, general and administrative expenses were $44.2 million in 2002, which included the $15.0 million payment for the initial licensing fee associated with the Cellegy agreement. Other SG&A expense as a percent of revenue for the SMSG and PPG segments decreased but increased for the MD&D segment. There was a net decrease in expense as a percent of revenue for the PPG segment in 2003 as compared to 2002. During 2002, we incurred a $15.0 million (or 15.6% of net PPG revenue) Cellegy license fee payment and the larger 2002 field teams required greater administrative resources than in 2003. This increase as a percent of revenue for the MD&D segment was primarily attributable to the sales force related costs and other marketing costs associated with the marketing of our wound care products, which began in January 2003.

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


     -----------------------------------------------------------------
     OPERATING INCOME (LOSS)
     (IN THOUSANDS)
     -----------------------------------------------------------------
                                               VARIANCE
                     2003           2002      FAV/(UNFAV)
                  ----------------------------------------------------
      SMSG         $ 40,240      $  7,908      $ 32,333
      PPG           (11,970)      (55,210)       43,240
      MD&D           (8,680)       (2,873)       (5,808)
                  ----------------------------------------------------
         TOTAL     $ 19,590      $(50,175)     $ 69,765
     -----------------------------------------------------------------

      OPERATING INCOME (LOSS). There was operating income for 2003 of $19.6 million, compared to an operating loss of $50.2 million in 2002, an increase of $69.8 million. The 2002 period operating loss was primarily the result of losses generated by the Evista contract and from the $15.0 million in licensing fee expenses associated with the Cellegy agreement. Operating income for 2003 for the SMSG segment was $40.2 million, or 408.9% more than the SMSG operating income for 2002 of $7.9 million. As a percentage of revenue from the SMSG segment, operating income for that segment increased to 14.0% for 2003, from 4.0% for 2002. There was an operating loss for the PPG segment for 2003 of $12.0 million entirely attributable to the $12.0 million Ceftin accrual recorded in the fourth quarter of 2003. As discussed in Note 3 to the consolidated financial statements, the additional Ceftin accrual is attributable to the changes in estimates related to the allowance for sales returns recorded on previous Ceftin sales. This compares to an operating loss of $55.2 million in 2002, most of which was attributable to the $35.1 million operating loss for the Evista contract and the $15.0 million initial licensing fee associated with the Cellegy agreement. There was an operating loss for 2003 for the MD&D segment of $8.7 million compared to an operating loss of $2.9 million in the prior period. The 2003 loss was due primarily to the 2003 Xylos product launch and the slower than anticipated sales of that product.

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

      COMPARISON OF 2002 AND 2001

      REVENUE. Revenue for 2002 was $307.9 million, 57.0% less than revenue of $716.8 million for the prior year period. This decrease of $408.9 million was almost entirely due to the mutual termination of the marketing sales and distribution contract with GSK for Ceftin; this product lost its patent protection in early 2002 and as a result we recorded only $6.4 million of net product revenue in 2002, of which $5.7 million was attributable to changes in estimates related to sales returns, discounts and rebates recorded on previous Ceftin sales. Service revenue was $301.4 million in 2002, essentially the same as the $301.4 million recorded in 2001. There was a $71.3 million revenue reduction for the SMSG segment, primarily attributable to the loss of several significant dedicated CSO contracts and the general decrease in demand within our markets for sales and marketing services. This unfavorable variance was almost totally offset by the revenue increase for the PPG segment which had revenues of $89.8 million in 2002 compared to $27.7 million in 2001; the major reason for this increase was our Novartis contracts through which we provided services for Lotensin and Lotrel for all of 2002 and through which we added the Diovan products to our service base in May 2002. Revenues for MD&D were $12.7 million for 2002 versus $3.5 million in 2001 due to the fact we recorded revenue for InServe for the entire year of 2002 as opposed to only three and one-half months in 2001, and we earned modest revenue of $1.7 million from the initiation of our MD&D contract sales unit in 2002. For 2002, $19.9 million, $1.3 million and $2.7 million of reimbursable costs were incurred in the SMSG segment, PPG segment and MD&D segment, respectively. For 2001, $19.5 million, zero and $0.7 million of reimbursable costs were incurred in the SMSG segment, PPG segment and MD&D segment, respectively.

      COSTS OF GOODS AND SERVICES. Cost of goods and services for 2002 was $278.0 million, which was $303.0 million or 52.1% less than cost of goods and services of $581.0 million for 2001. The mutual termination of the Ceftin contract resulted in a $328.6 million reduction in cost of goods and services for the product category. During 2002 the cost of goods and services for the service category was $278.0 million, an increase of $25.7 million compared to 2001, and the gross profit for the category was $23.4 million in 2002 versus $49.1 million in 2001. Despite the 26.4% revenue reduction for the SMSG segment, the group maintained its gross profit percentage, achieving a 23.1% gross profit percentage in 2002 compared to 23.6% in 2001. PPG has suffered a negative gross profit for both years. During 2001, the negative gross profit for PPG service of $15.4 million was mostly due to startup expenses and lower than expected product performance on the Novartis contracts. During 2002 the Novartis contracts achieved a positive gross profit but the Evista contract resulted in a $34.7 million negative gross profit. Excluding the Evista contract, total PPG would have earned a positive gross profit of $16.0 million and a 16.6% gross margin, which is lower than the SMSG margin by 6.5 percentage points. Performance based contracts can achieve a gross profit percentage above our historical averages for contract sales programs if the performance of the product(s) meets or exceeds expectations, but can be below normal gross profit standards if the performance of the product(s) falls short of baselines. The Evista contract was terminated as of December 31, 2002 and therefore did not adversely affect 2003. The MD&D segment earned a modest gross profit in both years. For 2002, $19.9 million, $1.3 million and $2.7 million of reimbursable costs were incurred in the SMSG segment, PPG segment and MD&D segment, respectively. For 2001, $19.5 million, zero and $0.7 million of reimbursable costs were incurred in the SMSG segment, PPG segment and MD&D segment, respectively.

      COMPENSATION EXPENSE. Compensation expense for 2002 was $32.7 million, 16.8% less than $39.3 million for the comparable prior year period. As a percentage of total revenue, compensation expense increased to 10.6% for 2002 from 5.5% for 2001. Compensation expense for 2002 attributable to the sales and marketing services segment was $19.6 million compared to $28.6 million for 2001. As a percentage of revenue from the sales and marketing services segment, compensation expense decreased slightly to 9.9% for 2002 from 10.6% for 2001. Compensation expense for 2002 attributable to the PPG segment was $10.4 million, or 10.8% of PPG net revenue, compared to $10.1 million, or 2.3% in the prior year period. Compensation expense for 2002 attributable to the MD&D segment was $2.7 million, or 21.1% of MD&D net revenue, compared to $0.6 million for three and one-half months of 2001.

      OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other SG&A expenses were $44.2 million for 2002, 47.3% less than other selling, general and administrative expenses of $83.8 million (of which $46.9 million was related to Ceftin activities) for 2001. As a percentage of total revenue, total other SG&A expenses increased to 14.3% for 2002 from 11.7% for 2001. Other SG&A expenses attributable to the sales and marketing services segment for 2002 were $15.8 million, $2.8 million less than other SG&A expenses of $18.6 million attributable to that segment for the comparable prior year period. As a percentage of net revenue from the sales and marketing services segment, other SG&A expenses were 7.9% and 6.9% for 2002 and 2001, respectively. Other selling, general and administrative expenses attributable to the PPG segment for 2002 were $25.7 million; included in this amount was the $15.0 million initial licensing fee expense associated with the Cellegy agreement. For 2001, other selling, general and administrative expenses attributable to the PPG segment were $64.6 million. Excluding $46.9 million in Ceftin field and other promotional expenses, other selling, general and administrative expenses for 2001 were $17.7 million. Other SG&A expenses attributable to MD&D segment for 2002 were $2.7 million, $2.1 million more than other SG&A expenses of $0.6 million for three and one-half months of 2001. As a percentage of revenue from the MD&D segment, other SG&A expenses were 21.0% and 17.0% for 2002 and 2001, respectively.

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

      OPERATING LOSS. There was an operating loss for 2002 of $50.2 million, compared to operating income of $12.7 million for 2001. The 2002 period operating loss was primarily the result of losses generated by the Evista contract and from recording $15.0 million in licensing fee expenses associated with the Cellegy agreement. Operating income for 2002 for the sales and marketing services segment was $7.9 million, or 52.0% less than the sales and marketing services operating income for 2001 of $16.5 million. As a percentage of revenue from the sales and marketing services segment, operating income for that segment decreased to 4.0% for 2002, from 6.1% for 2001. There was an operating loss for the PPG segment for 2002 of $55.2 million almost entirely attributable to the $35.1 million operating loss for the Evista contract and the $15.0 million initial licensing fee associated with the Cellegy agreement. There was an operating loss for 2002 for the MD&D segment of $2.9 million compared to an operating loss of $0.2 million in the prior period. The 2002 loss was due primarily to startup costs in preparation for the January 2003 Xylos product launch and the initial efforts of the MD&D CSO unit.

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

      A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                                    BALANCE AT                                                         BALANCE AT
                                   DECEMBER 31,                                      WRITE OFFS/      DECEMBER 31,
                                       2002         ACCRUALS        ADJUSTMENTS        PAYMENTS          2003
                                   -----------     -----------      -----------      -----------      -----------
      Administrative severance     $     1,670     $        58      $        --      $    (1,443)     $       285
      Exit costs                         1,288             488             (270)          (1,047)             459
                                   -----------     -----------      -----------      -----------      -----------
                                   $     2,958     $       546      $      (270)     $    (2,490)     $       744
                                   -----------     -----------      -----------      -----------      -----------
      Sales force severance              1,741              --             (473)          (1,268)              --
                                   -----------     -----------      -----------      -----------      -----------
         TOTAL                     $     4,699     $       546      $      (743)     $    (3,758)     $       744
                                   ===========     ===========      ===========      ===========      ===========

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

      In the third quarter of 2003, a valuation reserve of $835,000 was recorded to reduce the value of the inventory associated with our XCell wound care products to its net realizable value of approximately $174,000 as a result of management's determination that the sales potential for this product has diminished materially. The December 31, 2003 balance of the reserve is approximately $818,000. On January 2, 2004 we gave Xylos notice of termination of the Xylos agreement, effective May 16, 2004. We continue to hold a $1.0 million investment of preferred stock of Xylos. In addition we provided a short-term loan to Xylos in February 2004 of $250,000. Under the terms of the agreement, we may provide another short-term loan of $250,000, if requested by Xylos.

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

      Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the year ended December 31, 2003, we had two major clients that accounted for approximately 33.3% and 33.2%, respectively, or a total of 66.5% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.

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

      The restatement of the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 as discussed in Note 1B to the audited consolidated financial statements has no effect on our cash balances, liquidity or financial condition.

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

CONTRACTUAL OBLIGATIONS

      As of December 31, 2003, the aggregate minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows (in thousands):

                                  2004    2005    2006    2007    2008   TOTAL
                                ------  ------  ------  ------  ------  -------

Operating leases
  Minimum lease payments        $3,084  $2,576  $2,319  $2,167  $2,166  $12,312
  Less minimum sublease rentals   (135)    (34)     --      --      --     (169)
                                -----------------------------------------------
    Net minimum lease payments  $2,949  $2,542  $2,319  $2,167  $2,166  $12,143
                                ================================================

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

      The following tables set forth quarterly operating results as reported and as restated for the eight quarters ended December 31, 2003:

                                                                              QUARTER ENDED
                                           --------------------------------------------------------------------------------------
                                            Mar 31,     Mar 31,    Jun 30,   Jun 30,   Sep 30,   Sep 30,    Dec 31,      Dec 31,
                                              2003       2003       2003       2003      2003     2003       2003         2003
                                           --------    --------    -------   -------   -------   -------   ---------    ---------
                                          (Reported)  (Restated) (Reported) (Restated)(Reported) (Restated) (Reported)  (Restated)
                                                                           (in thousands except per share data)
                                                                                        (unaudited)
Revenue
  Service                                  $ 67,511    $ 73,099    $71,177   $77,543   $86,200   $94,470   $ 104,173    $ 111,031
  Product, net                                   34          34         82        82        81        81     (11,810)     (11,810)
                                           --------    --------    -------   -------   -------   -------   ---------    ---------
     Total revenue                           67,545      73,133     71,259    77,625    86,281    94,551      92,363       99,221
                                           --------    --------    -------   -------   -------   -------   ---------    ---------
Cost of goods and services
  Program expenses                           49,881      55,469     50,307    56,673    61,815    70,085      65,077       71,935
  Cost of goods sold                             62          62         83        83       952       952         190          190
                                           --------    --------    -------   -------   -------   -------   ---------    ---------
     Total cost of goods and services        49,943      55,531     50,390    56,756    62,767    71,037      65,267       72,125
                                           --------    --------    -------   -------   -------   -------   ---------    ---------

Gross profit (loss)                          17,602      17,602     20,869    20,869    23,514    23,514      27,096       27,096

Operating expenses
  Compensation expense                        8,874       8,874      9,123     9,123     9,297     9,297       9,607        9,607
  Other selling, general and
    administrative expenses                   5,833       5,833      7,206     7,206     7,676     7,676       9,632        9,632
  Restructuring and other
    related expenses                           (270)       (270)        --        --        --        --         413          413
  Litigation settlement                       2,100       2,100         --        --        --        --          --           --
                                           --------    --------    -------   -------   -------   -------   ---------    ---------
       Total operating expenses              16,537      16,537     16,329    16,329    16,973    16,973      19,562       19,562
                                           --------    --------    -------   -------   -------   -------   ---------    ---------
Operating income (loss)                       1,065       1,065      4,540     4,540     6,541     6,541       7,444        7,444
Other income, net                               269         269        226       226       246       246         332          332
                                           --------    --------    -------   -------   -------   -------   ---------    ---------
Income (loss) before provision for taxes      1,334       1,334      4,766     4,766     6,787     6,787       7,776        7,776
Provision (benefit) for income taxes            556         556      1,954     1,954     2,605     2,605       3,290        3,290
                                           --------    --------    -------   -------   -------   -------   ---------    ---------
Net income (loss)                          $    778    $    778    $ 2,812   $ 2,812   $ 4,182   $ 4,182   $   4,486    $   4,486
                                           ========    ========    =======   =======   =======   =======   =========    =========

                                                                                QUARTER ENDED
                                           --------------------------------------------------------------------------------------
                                            Mar 31,     Mar 31,    Jun 30,   Jun 30,   Sep 30,   Sep 30,    Dec 31,      Dec 31,
                                              2003       2003       2003       2003      2003     2003       2003         2003
                                           --------    --------    -------   -------   -------   -------   ---------    ---------
                                          (Reported)  (Restated) (Reported) (Restated)(Reported) (Restated) (Reported)  (Restated)
                                                                           (in thousands except per share data)
                                                                                        (unaudited)

Basic net income (loss) per share          $   0.05    $   0.05    $  0.20   $  0.20   $  0.29   $  0.29   $    0.31    $    0.31
                                           ========    ========    =======   =======   =======   =======   =========    =========
Diluted net income (loss) per share        $   0.05    $   0.05    $  0.20   $  0.20   $  0.29   $  0.29   $    0.31    $    0.31
                                           ========    ========    =======   =======   =======   =======   =========    =========

Weighted average number of shares:
     Basic                                   14,166      14,166     14,188    14,188    14,252    14,252      14,320       14,320
                                           ========    ========    =======   =======   =======   =======   =========    =========
     Diluted                                 14,237      14,237     14,266    14,266    14,543    14,543      14,677       14,677
                                           ========    ========    =======   =======   =======   =======   =========    =========

NOTE: FOR 2003, THE SUM OF THE QUARTERLY BASIC NET INCOME PER SHARE AMOUNTS DOES NOT EQUAL THE ANNUAL BASIC NET INCOME PER SHARE DUE TO ROUNDING.

NOTE: THE QUARTERLY RESULTS OF OPERATIONS FOR 2003 AND 2002 HAVE BEEN RESTATED TO REFLECT THE EFFECT OF THE COMPANY'S RESTATEMENT AS DISCUSSED IN NOTE 1B, "RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS", TO THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                 QUARTER ENDED
                                           ---------------------------------------------------------------------------------------
                                            Mar 31,     Mar 31,    Jun 30,   Jun 30,   Sep 30,    Sep 30,    Dec 31,      Dec 31,
                                              2002       2002       2002       2002      2002      2002       2002         2002
                                           --------    --------    -------   -------   -------   --------   ---------    ---------
                                          (Reported)  (Restated) (Reported) (Restated)(Reported) (Restated) (Reported)  (Restated)
                                                                           (in thousands except per share data)
                                                                                        (unaudited)
Revenue
   Service                                 $ 68,160    $ 73,312    $66,033   $73,019   $64,353    $70,837   $  79,029    $  84,269
   Product, net                               5,723       5,723        500       500       215        215          --           --
                                           --------    --------    -------   -------   -------   --------   ---------    ---------
      Total revenue                          73,883      79,035     66,533    73,519    64,568     71,052      79,029       84,269
                                           --------    --------    -------   -------   -------   --------   ---------    ---------
Cost of goods and services
   Program expenses                          67,277      72,429     65,721    72,707    67,475     73,959      53,667       58,907
   Cost of goods sold                            --          --         --        --        --         --          --           --
                                           --------    --------    -------   -------   -------   --------   ---------    ---------
      Total cost of goods and services       67,277      72,429     65,721    72,707    67,475     73,959      53,667       58,907
                                           --------    --------    -------   -------   -------   --------   ---------    ---------

Gross profit (loss)                           6,606       6,606        812       812    (2,907)    (2,907)     25,362       25,362

Operating expenses
   Compensation expense                       7,759       7,759      9,294     9,294     9,157      9,157       6,459        6,459
   Other selling, general and
     administrative expenses                  3,325       3,325      6,450     6,450     9,433      9,433      24,956       24,956
   Restructuring and other
     related expenses                            --          --         --        --       972        972       2,243        2,243
   Litigation settlement                         --          --         --        --        --         --          --           --
                                           --------    --------    -------   -------   -------   --------   ---------    ---------
        Total operating expenses             11,084      11,084     15,744    15,744    19,562     19,562      33,658       33,658
                                           --------    --------    -------   -------   -------   --------   ---------    ---------
Operating income (loss)                      (4,478)     (4,478)   (14,932)  (14,932)  (22,469)   (22,469)     (8,296)      (8,296)
Other income, net                               889         889        356       356       459        459         263          263
                                           --------    --------    -------   -------   -------   --------   ---------    ---------
Income (loss) before provision for taxes     (3,589)     (3,589)   (14,576)  (14,576)  (22,010)   (22,010)     (8,033)      (8,033)
Provision (benefit) for income taxes         (1,322)     (1,322)    (5,385)   (5,385)   (7,696)    (7,696)     (3,044)      (3,044)
                                           --------    --------    -------   -------   -------   --------   ---------    ---------
Net income (loss)                          $ (2,267)   $ (2,267)   $(9,191)  $(9,191)  $(14,314) $(14,314)  $  (4,989)   $  (4,989)
                                           ========    ========    =======   =======   =======   ========   =========    =========

                                                                                 QUARTER ENDED
                                           ---------------------------------------------------------------------------------------
                                            Mar 31,     Mar 31,    Jun 30,   Jun 30,   Sep 30,    Sep 30,    Dec 31,      Dec 31,
                                              2002       2002       2002       2002      2002      2002       2002         2002
                                           --------    --------    -------   -------   -------   --------   ---------    ---------
                                          (Reported)  (Restated) (Reported) (Restated)(Reported) (Restated) (Reported)  (Restated)
                                                                           (in thousands except per share data)
                                                                                        (unaudited)
Basic net income (loss) per share          $  (0.16)   $  (0.16)   $ (0.66)  $ (0.66)  $ (1.02)   $ (1.02)  $   (0.35)   $   (0.35)
                                           ========    ========    =======   =======   =======    =======   =========    =========
Diluted net income (loss) per share        $  (0.16)   $  (0.16)   $ (0.66)  $ (0.66)  $ (1.02)   $ (1.02)  $   (0.35)   $   (0.35)
                                           ========    ========    =======   =======   =======    =======   =========    =========

Weighted average number of shares:
     Basic                                   13,969      13,969     14,003    14,003    14,063     14,063      14,097       14,097
                                           ========    ========    =======   =======   =======    =======   =========    =========
     Diluted                                 13,969      13,969     14,003    14,003    14,063     14,063      14,097       14,097
                                           ========    ========    =======   =======   =======    =======   =========    =========

NOTE: THE QUARTERLY RESULTS OF OPERATIONS FOR 2003 AND 2002 HAVE BEEN RESTATED TO REFLECT THE EFFECT OF THE COMPANY'S RESTATEMENT AS DISCUSSED IN NOTE 1B, "RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS", TO THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.


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

USE OF NON-GAAP FINANCIAL INFORMATION

      This Form 10-K/A contains non-GAAP financial information adjusted to exclude certain costs, expenses, gains and losses and other non-comparable items. This information is intended to enhance an investor's overall understanding of our past financial performance and our prospects for the future. For example, non-GAAP financial information is an indication of our baseline performance before items that are considered by us to be not reflective of our operational results. In addition, this information is among the primary indicators we use as a basis for planning and forecasting of future periods. This information is not intended to be considered in isolation or as a substitute for financial information prepared in accordance with GAAP.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.


ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company became aware of the applicability of the accounting pronouncement, EITF 01-14, to the Company's financial statements in September 2004. EITF 01-14 should have been applied to such financial statements beginning with first quarter of 2002. Due to the non-application of EITF 01-14 since 2002, the Company discovered certain errors in the classification of reimbursable costs in its consolidated statements of operations since 2002, which are described in Note 1B to these consolidated financial statements. As a result, the Company determined that a material weakness existed in its financial reporting and disclosure controls regarding the selection and application of generally accepted accounting principles (GAAP), and preparation of the consolidated financial statements. Accordingly, the Company has determined that its internal controls over financial reporting and disclosure controls and procedures were not effective as of December 31, 2003.

      The Company considered the impact of the material weakness as of December 31, 2003 and determined that the magnitude of any actual or potential misstatement was limited to an increase by identical amounts in revenue and cost of goods and services in the relevant financial statements with no changes to gross profit, operating income, net income, or earnings per share, nor is there any effect on the consolidated balance sheets, consolidated statements of cash flows, or consolidated statements of changes in stockholders' equity.

      Since September 2004, the Company has taken a series of steps designed to improve the control processes regarding the selection and application of GAAP and preparation and review of the consolidated financial statements. Specifically, key personnel involved in the Company's financial reporting processes have enhanced the process through which authoritative guidance will be monitored on a regular basis. Review of both authoritative guidance and industry practices will be conducted in order to ensure that all new guidance is being complied with in the preparation of the financial statements, related disclosures and periodic filings with the SEC. Additionally, when the Company became aware of the non-application of EITF 01-14, all prior consolidated financial statements which were filed with the SEC since 2002 were reviewed internally and by an outside consultant for compliance with all authoritative guidance and the application of GAAP and such filings were determined to be in compliance.

CHANGES IN INTERNAL CONTROLS

Except as described above in "Evaluation of Disclosure Controls and Procedures," there has been no change in the Company's internal control over financial reporting and disclosure controls (as such terms are defined in Rules 13a-15(e), 13a-15(f), 15d-15(e) and 15d-15(f) under the Exchange Act) that was identified in connection with management's evaluation, as described above, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the names, ages and positions of our directors, executive officers and key employees:

NAME                          AGE   POSITION

John P. Dugan                  68   Chairman  of  the  board  of  directors  and
                                    director of strategic planning
Charles T. Saldarini           40   Chief executive officer and vice chairman of
                                    the board of directors
Steven K. Budd                 47   President,   global   sales  and   marketing
                                    services group
Bernard C. Boyle               59   Chief  financial  officer,   executive  vice
                                    president and treasurer
Stephen Cotugno                44   Executive   vice   president   --  corporate
                                    development and investor relations
Beth R. Jacobson               43   Executive vice  president,  general  counsel
                                    and corporate secretary
Alan L. Rubino                 49   Executive vice president and general manager
                                    - sales teams business
Deborah Schnell                48   Executive   vice   president   --   business
                                    development
Christopher Tama                    45  Executive  vice  president  and  general
                                    manager -- pharmaceutical products
Joseph T. Curti(1)(3)(4)       65   Director
Larry Ellberger(1)(2)          56   Director
John C. Federspiel (1)(3)      49   Director
Gerald J. Mossinghoff(2)(3)    67   Director
John M. Pietruski(2)(3)        70   Director
Frank J. Ryan(1)(2)            64   Director
Jan Martens Vecsi              60   Director

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

   (a) (3)  EXHIBITS

        EXHIBIT
           NO.                      DESCRIPTION
          3.1      Certificate of Incorporation of PDI, Inc.(1)

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

         10.7 Form of Amended and Restated Employment Agreement between the Company and Bernard C. Boyle(4)

         10.8      Form  of  Employment   Agreement   between  the  Company  and
                   Christopher Tama(5)

         10.9 Form of Amended and Restated Employment Agreement between the Company and Stephen Cotugno(4)

         10.10 Form of Employment Agreement between the Company and Beth Jacobson(5)

         10.11     Form of  Employment  Agreement  between  the Company and Alan
                   Rubino(7)

         10.12     Form of Loan  Agreement  between  the  Company  and Steven K.
                   Budd(3)

         10.13 Exclusive License Agreement between the Company and Cellegy Pharmaceuticals, Inc.(5)(6)

         10.14     Saddle River Executive Centre Lease, as amended(7)

         14.1      Code of Conduct(7)

         21.1      Subsidiaries of the Registrant(4)

         23.1      Consent of PricewaterhouseCoopers LLP(7)

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

(7) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(b)   REPORTS ON FORM 8-K

During the three months ended December 31, 2003, the Company filed the following reports on Form 8-K:


       DATE            ITEM(S)               DESCRIPTION
------------------   ---------- ------------------------------------------------
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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November, 2004.

                                             PDI, INC.

                                             /s/ Charles T. Saldarini
                                             -----------------------------------
                                             Charles T. Saldarini,
                                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 3rd day of November, 2004.


         Signature                              Title
         ---------                              -----

/s/ John P. Dugan              Chairman of the Board of Directors
---------------------------
   John P. Dugan

/s/ Charles T. Saldarini       Vice Chairman of the Board
---------------------------    of Directors and Chief
   Charles T. Saldarini        Executive Officer

/s/ Bernard C. Boyle           Chief Financial Officer and Treasurer
---------------------------    (principal accounting and financial officer)
   Bernard C. Boyle

/s/ John M. Pietruski           Director
---------------------------
   John M. Pietruski

/s/ Jan Martens Vecsi           Director
---------------------------
   Jan Martens Vecsi

/s/ Frank Ryan                  Director
---------------------------
   Frank Ryan

/s/ Larry Ellberger             Director
---------------------------
   Larry Ellberger

/s/ John C. Federspiel          Director
---------------------------
   John Federspiel

/s/ Dr. Joseph T. Curti         Director
---------------------------
   Dr. Joseph T. Curti

/s/ Stephen J. Sullivan         Director
---------------------------
   Stephen J. Sullivan

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


PDI, INC.                                                                   PAGE

      Report of Independent Registered Public Accounting Firm                F-2

      Consolidated Balance Sheets                                            F-3

      Consolidated Statements of Operations (Restated)                       F-4

      Consolidated Statements of Cash Flows                                  F-5

      Consolidated Statements of Stockholders' Equity                        F-6

      Notes to Consolidated Financial Statements (Restated)                  F-7

      Schedule II.  Valuation and Qualifying Accounts                       F-28

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To Board of Directors and
Stockholders of PDI, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of PDI, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1B, the consolidated financial statements have been restated to increase revenues and cost of services for the reimbursement of certain out-of-pocket expenses.



PRICEWATERHOUSECOOPERS LLP
Florham Park, NJ
March 3, 2004, except for Note 1B as to which the date is November 3, 2004

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                DECEMBER 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
ASSETS                                                        (in thousands)
Current assets:
  Cash and cash equivalents ..............................  $113,288   $ 66,827
  Short-term investments .................................     1,344      5,834
  Inventory, net of obsolescence reserve of $818 and
     $0 as of December 31, 2003 and 2002, respectively ...        43        646
  Accounts receivable, net of allowance for doubtful
     accounts of $749 and $1,063 as of December 31,
     2003 and 2002, respectively .........................    40,885     40,729
  Unbilled costs and accrued profits on contracts
     in progress .........................................     4,041      3,360
  Deferred training ......................................     1,643      1,106
  Prepaid income tax .....................................        --     18,856
  Other current assets ...................................     8,847      4,804
  Deferred tax asset .....................................    11,053      7,420
                                                            --------   --------
Total current assets .....................................   181,144    149,582
  Net property and equipment .............................    14,494     18,295
  Deferred tax asset .....................................     7,304      7,820
  Goodwill ...............................................    11,132     11,132
  Other intangible assets ................................     1,648      2,261
  Other long-term assets .................................     3,901      1,849
                                                            --------   --------
Total assets .............................................  $219,623   $190,939
                                                            ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................  $  8,689   $  5,374
  Accrued rebates, sales discounts and returns ...........    22,811     16,500
  Accrued incentives .....................................    20,486     11,758
  Accrued salaries and wages .............................     9,031      6,617
  Unearned contract revenue ..............................     3,604      9,473
  Restructuring accruals .................................       744      4,699
  Other accrued expenses .................................    15,770     13,307
                                                            --------   --------
Total current liabilities ................................    81,135     67,728
                                                            --------   --------
Long-term liabilities ....................................        --         --
                                                            --------   --------
Total liabilities ........................................  $ 81,135   $ 67,728
                                                            --------   --------

Commitments and Contingencies

Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares
     authorized; shares issued and outstanding,
     2003 - 14,387,126; 2002 - 14,165,880; restricted
     $.01 par value; shares issued and outstanding,
     2003- 136,178; 2002 - 44,325 ........................  $    145   $    142
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, no shares issued and outstanding ........        --         --
Additional paid-in capital (includes restricted of
     $2,361and $1,547 in 2003 and 2002, respectively) ....   109,531    106,673
Retained earnings ........................................    29,505     17,247
Accumulated other comprehensive income (loss) ............        25       (100)
Unamortized compensation costs ...........................      (608)      (641)
Treasury stock, at cost: 5,000 shares at December 31,
     2003 and 2002 .......................................      (110)      (110)
                                                            --------   --------
Total stockholders' equity ...............................  $138,488   $123,211
                                                            --------   --------
Total liabilities & stockholders' equity .................  $219,623   $190,939
                                                            ========   --------


                   The accompanying notes are an integral part of these consolidated financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                   2003          2002           2001
                                                                ---------      ---------      ---------
                                                              (in thousands, except for per share data)
                                                                (Restated)     (Restated)     (Restated)
Revenue
   Service ................................................     $ 356,143      $ 301,437      $ 301,447
   Product, net ...........................................       (11,613)         6,438        415,314
                                                                ---------      ---------      ---------
      Total revenue .......................................       344,530        307,875        716,761
                                                                ---------      ---------      ---------
Cost of goods and services
   Program expenses (including related party amounts of
     $983, $516 and $1,057 for the periods ended
     December 31, 2003, 2002 and 2001, respectively) ......       254,162        278,002        252,349
   Cost of goods sold .....................................         1,287             --        328,629
                                                                ---------      ---------      ---------
      Total cost of goods and services ....................       255,449        278,002        580,978
                                                                ---------      ---------      ---------

Gross profit ..............................................        89,081         29,873        135,783

Operating expenses
   Compensation expense ...................................        36,901         32,670         39,263
   Other selling, general and administrative expenses .....        30,347         44,163         83,815
   Restructuring and other related expenses ...............           143          3,215             --
   Litigation settlement ..................................         2,100             --             --
                                                                ---------      ---------      ---------
      Total operating expenses ............................        69,491         80,048        123,078
                                                                ---------      ---------      ---------
Operating income (loss) ...................................        19,590        (50,175)        12,705
Other income, net .........................................         1,073          1,967          2,275
                                                                ---------      ---------      ---------
Income (loss) before provision (benefit) for taxes ........        20,663        (48,208)        14,980
Provision (benefit) for income taxes ......................         8,405        (17,447)         8,626
                                                                ---------      ---------      ---------
Net income (loss) .........................................     $  12,258      $ (30,761)     $   6,354
                                                                =========      =========      =========

Basic net income (loss) per share .........................     $    0.86      $   (2.19)     $    0.46
                                                                =========      =========      =========
Diluted net income (loss) per share .......................     $    0.85      $   (2.19)     $    0.45
                                                                =========      =========      =========
Basic weighted average number of shares outstanding .......        14,231         14,033         13,886
                                                                =========      =========      =========
Diluted weighted average number of shares outstanding .....        14,431         14,033         14,113
                                                                =========      =========      =========


                   The accompanying notes are an integral part of these consolidated financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------------
                                                                                2003           2002           2001
                                                                             ---------      ---------      ---------
                                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations ......................................     $  12,258      $ (30,761)     $   6,354
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization ................................         6,243          7,374          4,676
          Loss on disposal of asset ....................................            --             --            858
          Amortized compensation costs .................................           554            443            318
          Deferred taxes, net ..........................................        (3,117)         8,501        (19,411)
          Reserve for inventory obsolescence and bad debt ..............         1,939         (2,080)         2,995
          Loss on other investments ....................................            --            379          1,863
      Other changes in assets and liabilities, net of acquisitions:
          (Increase) decrease in accounts receivable ...................        (1,277)        13,991         31,304
          (Increase) decrease  in inventory ............................          (216)          (203)        35,066
          (Increase) decrease in unbilled costs ........................          (681)         3,538         (3,703)
          (Increase) decrease in deferred training .....................          (537)         4,463           (639)
          Decrease (increase) in other current assets ..................        14,813        (15,559)          (477)
          (Increase) decrease in other long-term assets ................        (2,052)         4,385         (2,071)
          Increase (decrease) in accounts payable ......................         3,316         (4,119)       (21,969)
          Increase (decrease) in accrued rebates and sales discounts ...         6,311        (51,903)        44,026
          (Decrease) increase in accrued contract losses ...............            --        (12,256)        12,256
          Increase (decrease) in accrued liabilities ...................        11,957        (10,398)         6,411
          (Decrease) in unearned contract revenue ......................        (5,869)        (1,404)       (12,939)
          Increase (decrease) in other current liabilities .............         1,943         (3,371)        (4,623)
          (Decrease) in other deferred compensation ....................            --             --           (169)
          (Decrease) in restructuring liability ........................        (3,954)            --             --
                                                                             ---------      ---------      ---------
Net cash provided by (used in) operating activities ....................        41,631        (88,980)        80,126
                                                                             ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
          Sale of short-term investments ...............................         4,614          1,532          6,225
          Purchase of short-term investments ...........................            --             --         (8,750)
          Investments in Xylos, In2Focus, and iPhysicianNet ............            --         (1,379)        (1,103)
          Purchase of property and equipment ...........................        (1,829)        (4,012)       (15,560)
          Cash paid for acquisition, net of cash acquired ..............            --         (2,735)       (11,902)
                                                                             ---------      ---------      ---------
Net cash provided by (used in) investing activities ....................         2,785         (6,594)       (31,090)
                                                                             ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

          Net proceeds from employee stock purchase plan
            and the exercise of stock options ..........................         2,045          2,358          2,117
          Purchase of treasury stock ...................................            --             --           (110)
                                                                             ---------      ---------      ---------
Net cash provided by financing activities ..............................         2,045          2,358          2,007
                                                                             ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents ...................        46,461        (93,216)        51,043
Cash and cash equivalents - beginning ..................................        66,827        160,043        109,000
                                                                             ---------      ---------      ---------
Cash and cash equivalents - ending .....................................     $ 113,288      $  66,827      $ 160,043
                                                                             =========      =========      =========

Cash paid for interest .................................................     $      25      $      33      $      59
                                                                             =========      =========      =========
Cash paid for taxes ....................................................     $   9,619      $   4,827      $  18,023
                                                                             =========      =========      =========


                   The accompanying notes are an integral part of these consolidated financial statements

                                    PDI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                    Accumu-
                                                                                     lated
                                                                                     Other
                                                               Addi-                Compre-                    Unamortized
                              Common Stock   Treasury Stock   tional                hensive  Deferred            Compen-
                             -------------- ---------------   Paid in   Retained    Income    Compen-  Loan to   sation
                             Shares  Amount  Shares  Amount   Capital   Earnings    (Loss)    sation   Officer    Costs      Total
                             ------  ------  ------  ------   -------   --------   --------   ------   -------  ---------- --------
Balance - December 31, 2000  13,845  $  138      --  $   --   $ 97,162   $ 41,654  $    (34)  $   --   $    --   $  (810)  $138,110

Net income for the year
  ended December 31, 2001                                                   6,354                                             6,354
Unrealized investment
  holding losses, net of tax                                                            (56)                                    (56)
                                                                                                                            --------
Comprehensive income                                                                                                          6,298
Issuance of common stock         90       1                      1,408                                                        1,409
Issuance of employees'
  restricted common stock         7                                737                                                          737
Purchase of treasury stock                        5    (110)                                                                   (110)
Exercise of common
  stock options                  41       1                        709                                                          710
Tax benefit of nonqualified
  option exercise                                                3,695                                                        3,695
Realized loss on sale of
  investment holdings                                                                    11                                      11
Amortization of deferred
  compensation costs                                                                                                 318        318
Deferred compensation costs                                                                                         (243)      (243)
                             ------  ------  ------  ------   --------  --------   --------    ------   -------  -------   --------
Balance - December 31, 2001  13,983  $  140       5  $ (110)  $103,711  $ 48,008    $   (79)   $   --   $    --  $  (735)  $150,935
                             ======  ======  ======  ======   ========  ========   ========    ======   =======  =======   ========

Net loss for the year ended
  December 31, 2002                                                      (30,761)                                           (30,761)
Unrealized investment
  holding losses, net of tax                                                            (21)                                    (21)
                                                                                                                            -------
Comprehensive income                                                                                                        (30,782)
Issuance of common stock        190       2                      2,239                                                        2,241
Issuance of employees'
  restricted common stock        29                                593                                                          593
Exercise of common
  stock options                   8                                130                                                          130
Amortization of deferred
  compensation costs                                                                                                 443        443
Deferred compensation costs                                                                                         (349)      (349)
                             ------  ------  ------  ------   --------  --------   --------    ------   -------  -------   --------
Balance - December 31, 2002  14,210  $  142       5  $ (110)  $106,673  $ 17,247   $   (100)  $    --   $    --  $  (641)  $123,211
                             ======  ======  ======  ======   ========  ========   ========    ======   =======  =======   ========

Net income for the year
  ended December 31, 2003                                                 12,258                                             12,258
Unrealized investment
  holding gains, net of tax                                                             125                                     125
                                                                                                                            -------
Comprehensive income                                                                                                         12,383
Issuance of common stock        143       1                      1,326                                                        1,327
Issuance of employees'
  restricted common stock       129       1                        814                                                          815
Exercise of common
  stock options                  41       1                        526                                                          527
Tax benefit of nonqualified
  option exercise                                                  192                                                          192
Amortization of deferred
  compensation costs                                                                                                 554        554
Deferred compensation costs                                                                                         (521)      (521)
                             ------  ------  ------  ------   --------  --------   --------    ------   -------  -------   --------
Balance - December 31, 2003  14,523  $  145       5  $ (110)  $109,531  $ 29,505   $     25    $   --   $    --  $  (608)  $138,488
                             ======  ======  ======  ======   ========  ========   ========    ======   =======  =======   ========


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

      Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the years ended December 31, 2003, 2002 and 2001, the Company's largest clients, who each individually represented 10% or more of its service revenue, accounted for approximately 66.5%, 61.9% and 52.3%, respectively, of its service revenue.

      Service Revenue and Program Expenses
      ------------------------------------

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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      Reimbursable Out-of-Pocket Expenses
      -----------------------------------

      Reimbursable out-of-pocket expenses include those relating to travel and out-of pocket expenses and other similar costs, for which the Company is reimbursed at cost from its clients. In accordance with the requirements of Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (EITF 01-14), reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of goods and services in the consolidated statements of operations.

      Training Costs
      --------------

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

      Product Revenue and Cost of Goods Sold
      --------------------------------------

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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                                                        As of December 31,
                                                    2003      2002       2001
                                                  --------  --------   --------
                                                         (in thousands,
                                                     except per share data)

Net income (loss), as reported .................. $ 12,258  $(30,761)  $  6,354
Add: Stock-based employee compensation
expense included in reported net income (loss),
net of related tax effects ......................      368       283        134

Deduct: Total stock-based employee compensation
expense determined under fair value based
methods for all awards, net of related
tax effects .....................................   (6,133)   (8,137)    (5,769)
                                                  --------  --------   --------
Pro forma net income (loss) ..................... $  6,493  $(38,615)  $    719
                                                  ========  ========   ========

Earnings (loss) per share
    Basic--as reported .......................... $   0.86  $  (2.19)  $   0.46
                                                  ========  ========   ========
    Basic--pro forma ............................ $   0.46  $  (2.75)  $   0.05
                                                  ========  ========   ========

    Diluted--as reported ........................ $   0.85  $  (2.19)  $   0.45
                                                  ========  ========   ========
    Diluted--pro forma .......................... $   0.45  $  (2.75)  $   0.05
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

1B.   RESTATEMENT OF CONSOLIDATED STATEMENTS OF OPERATIONS

      The Company has restated its previously issued consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 (the previously issued financial statements) to apply the provisions of EITF 01-14, "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred". In September 2004, the Company became aware that it should have been applying EITF 01-14 to the previously issued financial

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


statements. In accordance with EITF 01-14, direct reimbursements received by the Company from its clients for certain costs incurred should have been included as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services in the previously issued financial statements were increased by $27.1 million, $23.9 million, and $20.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. EITF 01-14, which was issued in late 2001, was applicable for years beginning in 2002, and also required reclassification of all previous periods for comparative purposes.

      This restatement does not affect previously reported gross profit, operating income, net income, cash flows from operations or earnings per share. Additionally, there is no effect on the consolidated balance sheets, consolidated statements of cash flows or consolidated statements of stockholders' equity for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts is as follows:

                                                YEAR ENDED                  YEAR ENDED                YEAR ENDED
                                            DECEMBER 31, 2003           DECEMBER 31, 2002         DECEMBER 31, 2001
                                         ------------------------    -----------------------   -----------------------

                                             AS                          AS                        AS
                                         PREVIOUSLY        AS        PREVIOUSLY       AS       PREVIOUSLY       AS
                                          REPORTED      RESTATED      REPORTED     RESTATED     REPORTED     RESTATED
                                         ----------    ----------    ----------   ----------   ----------   ----------
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Service revenue                        $  329,061    $  356,143    $  277,575   $  301,437   $  281,269   $  301,447
  Product revenue                           (11,613)      (11,613)        6,438        6,438      415,314      415,314
                                         ----------    ----------    ----------   ----------   ----------   ----------
     TOTAL REVENUE                          317,448       344,530       284,013      307,875      696,583      716,761
                                         ----------    ----------    ----------   ----------   ----------   ----------
  Program expenses                          227,080       254,162       254,140      278,002      232,171      252,349

  Cost of goods sold                          1,287         1,287            --           --      328,629      328,629
                                         ----------    ----------    ----------   ----------   ----------   ----------
     TOTAL COST OF GOODS AND SERVICES       228,367       255,449       254,140      278,002      560,800      580,978
                                         ----------    ----------    ----------   ----------   ----------   ----------
     TOTAL GROSS PROFIT                  $   89,081    $   89,081    $   29,873   $   29,873   $  135,783   $  135,783
                                         ----------    ----------    ----------   ----------   ----------   ----------


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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

3.    HISTORIC PERFORMANCE BASED CONTRACTS

      Evista
      ------

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

      Ceftin
      ------

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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                                         YEAR ENDED DECEMBER 31,
                                 -----------------------------------------
                                                   2001
                                 -----------------------------------------
                                 (in thousands, except for per share data)
                                                (unaudited)

Revenue - pro forma                             $  723,136
                                                ==========
Net income - pro forma                          $    6,440
                                                ==========
Pro forma diluted earnings per share            $     0.46
                                                ==========

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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                     Years Ended December 31,
                                                  ----------------------------
                                                   2003       2002       2001
                                                  ------     ------     ------
                                                         (in thousands)
      Basic weighted average number of common
         shares outstanding                       14,231     14,033     13,886
      Dilutive effect of stock options               200         --        227
                                                  ------     ------     ------

      Diluted weighted average number of
         common shares outstanding                14,431     14,033     14,113
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

10.   PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following as of December 31, 2003 and 2002:

                                                                December 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
                                                              (in thousands)
Furniture and fixtures .................................   $  3,288    $  3,644
Office equipment .......................................      3,204       3,177
Computer equipment .....................................     13,494      11,981
Computer software ......................................     13,685      13,937
Leasehold improvements .................................      1,905       1,703
                                                           --------    --------
Total property and equipment ...........................     35,576      34,442

  Less accumulated depreciation and amortization .......    (21,082)    (16,147)
                                                           --------    --------

Property and equipment, net ............................   $ 14,494    $ 18,295
                                                           ========    ========

Depreciation expense was approximately $5.6 million, $6.8 million, and $4.0 million for December 31, 2003, 2002 and 2001, respectively.

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

      As of December 31, 2003, the aggregate minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows (in thousands):

                                    2004       2005       2006      2007      2008       TOTAL
                                   ------     ------     ------    ------    ------    --------
Operating leases
  Minimum lease payments           $3,084     $2,576     $2,319    $2,167    $2,166    $ 12,312
  Less minimum sublease rentals      (135)       (34)        --        --        --        (169)
                                   ------     ------     ------    ------    ------    --------
    Net minimum lease payments     $2,949     $2,542     $2,319    $2,167    $2,166    $ 12,143
                                   ======     ======     ======    ======    ======    ========

12.   SIGNIFICANT CUSTOMERS

SERVICE

      During 2003, 2002 and 2001 the Company had several significant customers for which it provided services under specific contractual arrangements. The following sets forth the net service revenue generated by customers who accounted for more than 10% of the Company's net service revenue during each of the periods presented.

                                             Years Ended December 31,
                                        --------------------------------
        CUSTOMERS                         2003        2002        2001
        ---------                       --------    --------    --------
                                       (Restated)  (Restated)  (Restated)
                                                (in thousands)

      A ............................    $118,713    $ 96,456    $ 94,981
      B ............................     118,291      90,238          --
      C ............................          --          --      62,631

      At December 31, 2003 and 2002, two customers represented 69.2% and 62.0%, respectively, of the aggregate of outstanding service accounts receivable and unbilled services. The loss of any one of the foregoing customers could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

Product
-------

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

                                      Years Ended December 31,
                                      ------------------------
      Customers                                2001
      ---------                                ----
                                          (in thousands)

          A ............................    $157,541
          B ............................     122,063
          C ............................      53,392

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


13.   RELATED PARTY TRANSACTIONS

      The Company purchases certain print advertising for initial recruitment of representatives through a company that is wholly-owned by family members of the Company's largest stockholder. The amounts charged to the Company for these purchases totaled approximately $983,000, $516,000, and $1.1 million for the years ended December 31, 2003, 2002 and 2001.

14.   INCOME TAXES

      The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

                                               2003         2002         2001
                                             --------     --------     --------
                                                       (in thousands)
Current:
    Federal .............................    $ 10,308     $(26,972)    $ 23,346
    State ...............................       1,181        1,024        4,691
                                             --------     --------     --------
    Total current .......................      11,489      (25,948)      28,037
Deferred ................................      (3,084)       8,501      (19,411)
                                             --------     --------     --------
Provision (benefit) for income taxes ....    $  8,405     $(17,447)    $  8,626
                                             ========     ========     ========

      A reconciliation of the difference between the Federal statutory tax rates and the Company's effective tax rate is as follows:

                                               2003         2002         2001
                                             --------     --------     --------
Federal statutory rate ..................        35.0%       (35.0)%       35.0%
State income tax rate, net of
  Federal benefit .......................         6.1         (1.1)         9.8
Meals and entertainment .................         0.3          0.8          6.7
Valuation allowance .....................          --          0.3          4.8
Other ...................................        (0.7)        (1.2)         1.3
                                             --------     --------     --------

Effective tax rate ......................        40.7%       (36.2)%       57.6%
                                             ========     ========     ========


      The tax effects of significant items comprising the Company's deferred tax assets and (liabilities) as of December 31, 2003 and 2002 are as follows:

                                                              2003        2002
                                                            -------     -------
Deferred tax assets (liabilities) -- current
      Allowances and reserves ..........................    $ 9,938     $ 6,378
      Inventory ........................................        312          --
      Compensation .....................................        762       1,042
      Other ............................................         41          --
                                                            -------     -------
                                                            $11,053     $ 7,420
                                                            -------     -------
Deferred tax assets (liabilities) -- non current
      Property, plant and equipment ....................    $(2,457)    $(1,778)
      State net operating loss carryforwards ...........      1,427       2,994
      State taxes ......................................      1,296       1,178
      Intangible assets ................................       (126)         58
      Equity investment ................................      1,882       1,941
      Self insurance and other reserves ................      1,466         548
      Contract costs ...................................      5,698       5,820
      Valuation allowance on deferred tax assets .......     (1,882)     (2,941)
                                                            -------     -------
                                                            $ 7,304     $ 7,820
                                                            -------     -------
Net deferred tax asset .................................    $18,357     $15,240
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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

      The activity for the 2000 and 1998 Plans during the years ended December 31, 2003, 2002 and 2001 is set forth in the table below:

                                                   2003                       2002                      2001
                                          -----------------------    -----------------------    -----------------------
                                                        Weighted                   Weighted                   Weighted
                                                        Average                    Average                    Average
                                                        Exercise                   Exercise                   Exercise
                                           Shares         Price        Shares        Price        Shares        Price
                                          ---------     ---------    ---------     ---------    ---------     ---------
Outstanding at beginning of year .....    1,514,297     $   39.23    1,125,313     $   53.60      653,921     $   46.60
Granted ..............................      115,303         16.13      596,812         14.81      548,848         71.17
Exercised ............................      (42,373)        13.06       (6,520)        16.00      (40,733)        17.41
Terminated ...........................     (549,628)        58.86     (201,308)        49.91      (36,723)        63.06
                                          ---------     ---------    ---------     ---------    ---------     ---------
Outstanding at end of year ...........    1,037,599     $   27.33    1,514,297     $   39.23    1,125,313     $   53.60
                                          =========     =========    =========     =========    =========     =========

Options exercisable at end of year ...      608,811     $   31.87      611,871     $   46.04      361,584     $   37.11
                                          =========     =========    =========     =========    =========     =========

            The following table summarizes information about stock options outstanding at December 31, 2003:

                   Options Outstanding                     Options Exercisable
--------------------------------------------------------  ----------------------
                                 Remaining
                   Number of      weighted     Weighted    Number of    Weighted
Exercise price      options      contractual   exercise     options     exercise
  per share       outstanding    life (years)   price     exercisable     price
--------------------------------------------------------  ----------------------
$ 5.21 - $ 9.56       63,334         8.9        $ 7.28       10,999      $ 8.35
$14.16 - $18.38      563,042         7.9         15.87      246,687       14.77
$21.10 - $29.88      203,312         6.2         26.64      195,401       26.82
$59.50               155,561         7.1         59.50      103,707       59.50
$80.00 - $93.75       52,350         7.1         81.85       52,017       81.77
                   -------------------------------------  ----------------------
                   1,037,599         7.5        $27.33      608,811      $31.87
                   =====================================  ======================

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

      The statements of operations adjusted to exclude amortization expense for 2001 related to goodwill and related taxes are as follows:

                                                     For the Year Ended
                                                        December 31,
                                              -------------------------------
                                                            2001
                                              -------------------------------
                                              (in thousands, except per share
                                                           data)

              REPORTED NET INCOME                        $   6,354
              Add goodwill amortization                        191
                                                         ---------
              Adjusted net income                        $   6,545
                                                         =========
              BASIC EARNINGS PER SHARE:
              Reported net income per share              $    0.46
              Add: Goodwill amortization                      0.01
                                                         ---------
              Adjusted basic net income per share        $    0.47
                                                         =========
              DILUTED EARNINGS PER SHARE:
              Reported diluted net income per share      $    0.45
              Add: Goodwill amortization                      0.01
                                                         ---------
              Adjusted diluted net income per share      $    0.46
                                                         =========

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, by operating segment, were as follows:

                                      SMSG        PPG         MD&D       Total

Balance as of January 1, 2002      $   3,344   $      --   $   5,067   $   8,411
Amortization                              --          --          --          --
Goodwill additions                        --          --       2,721       2,721
                                   ---------   ---------   ---------   ---------

Balance as of December 31, 2002    $   3,344   $      --   $   7,788   $  11,132
                                   =========   =========   =========   =========


Balance as of January 1, 2003      $   3,344   $      --   $   7,788   $  11,132
Amortization                              --          --          --          --
Goodwill additions                        --          --          --          --
                                   ---------   ---------   ---------   ---------

Balance as of December 31, 2003    $   3,344   $      --   $   7,788   $  11,132
                                   =========   =========   =========   =========

      All intangible assets recorded as of December 31, 2003 and 2002 are being amortized on a straight-line basis over the life of the intangibles which is primarily five years.

                                   As of December 31, 2003                   As of December 31, 2002
                             ------------------------------------      ------------------------------------

                             Carrying    Accumulated                   Carrying    Accumulated
                              Amount     Amortization       Net         Amount     Amortization      Net
                             ------------------------------------      ------------------------------------
Covenant not to compete      $  1,686      $    780      $    906      $  1,686      $    442      $  1,244
Customer relationships          1,208           559           649         1,208           318           890
Corporate tradename               172            79            93           172            45           127
                             --------      --------      --------      --------      --------      --------
    Total                    $  3,066      $  1,418      $  1,648      $  3,066      $    805      $  2,261
                             ========      ========      ========      ========      ========      ========

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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

      A roll forward of the activity for the 2002 Restructuring Plan (in thousands) is as follows:

                         BALANCE AT                          WRITE   BALANCE AT
                        DECEMBER 31,                         OFFS/  DECEMBER 31,
                            2002     ACCRUALS  ADJUSTMENTS PAYMENTS    2003
                        -----------  --------  ----------- -------- -----------
Administrative severance  $ 1,670    $    58     $    --    $(1,443)  $   285
Exit costs                  1,288        488        (270)    (1,047)      459
                          -------    -------     -------    -------   -------
                          $ 2,958    $   546     $  (270)   $(2,490)  $   744
                          -------    -------     -------    -------   -------
Sales force severance       1,741         --        (473)    (1,268)       --
                          -------    -------     -------    -------   -------
TOTAL                     $ 4,699    $   546     $  (743)   $(3,758)  $   744
                          =======    =======     =======    =======   =======

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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                                                          For the Year
                                                       Ended December 31,
                                                 ------------------------------
                                                   2003       2002       2001
                                                 --------   --------   --------
                                                        (in thousands)
Revenue (RESTATED)
    Sales and marketing services group ........  $286,489   $198,993   $368,289
    Pharmaceutical products group .............    42,349     96,205    449,539
    Medical devices and diagnostics ...........    15,692     12,677      3,509
                                                 --------   --------   --------
         Total ................................  $344,530   $307,875   $821,337
                                                 ========   ========   ========

Revenue, intercompany
    Sales and marketing services group ........  $     --   $     --   $ 98,022
    Pharmaceutical products group .............        --         --      6,554
    Medical devices and diagnostics ...........        --         --         --
                                                 --------   --------   --------
         Total ................................  $     --   $     --   $104,576
                                                 ========   ========   ========

Revenue, less intercompany (RESTATED)
    Sales and marketing services group ........  $286,489   $198,993   $270,267
    Pharmaceutical products group .............    42,349     96,205    442,985
    Medical devices and diagnostics ...........    15,692     12,677      3,509
                                                 --------   --------   --------
         Total ................................  $344,530   $307,875   $716,761
                                                 ========   ========   ========

Income (loss) from operations
    Sales and marketing services group ........  $ 54,219   $ 17,247   $ 32,481
    Pharmaceutical products group .............    (9,781)   (48,821)    (2,834)
    Medical devices and diagnostics ...........    (7,457)    (2,068)       (39)
    Corporate charges .........................   (17,391)   (16,533)   (16,903)
                                                 --------   --------   --------
         Total ................................  $ 19,590   $(50,175)  $ 12,705
                                                 ========   ========   ========

Income from operations, intercompany
    Sales and marketing services group ........  $     --   $     --   $  4,284
    Pharmaceutical products group .............        --         --     (4,284)
    Medical devices and diagnostics ...........        --         --         --
    Corporate charges .........................        --         --         --
                                                 --------   --------   --------
         Total ................................  $     --   $     --   $     --
                                                 ========   ========   ========

Income (loss) from operations, less
   intercompany, before corporate allocations
    Sales and marketing services group ........  $ 54,219   $ 17,247   $ 28,197
    Pharmaceutical products group .............    (9,781)   (48,821)     1,450
    Medical devices and diagnostics ...........    (7,457)    (2,068)       (39)
    Corporate charges .........................   (17,391)   (16,533)   (16,903)
                                                 --------   --------   --------
         Total ................................  $ 19,590   $(50,175)  $ 12,705
                                                 ========   ========   ========

Corporate allocations
    Sales and marketing services group ........  $(13,979)  $ (9,339)  $(11,721)
    Pharmaceutical products group .............    (2,189)    (6,389)    (4,986)
    Medical devices and diagnostics ...........    (1,223)      (805)      (196)
    Corporate charges .........................    17,391     16,533     16,903
                                                 --------   --------   --------
       Total ..................................  $     --   $     --   $     --
                                                 ========   ========   ========

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                          For the Year
                                                       Ended December 31,
                                                 ------------------------------
(continued)                                        2003       2002       2001
                                                 --------   --------   --------
                                                        (in thousands)
Income (loss) from operations, less
  corporate allocations
    Sales and marketing services group ........  $ 40,240   $  7,908   $ 16,476
    Pharmaceutical products group .............   (11,970)   (55,210)    (3,536)
    Medical devices and diagnostics ...........    (8,680)    (2,873)      (235)
    Corporate charges .........................        --         --         --
                                                 --------   --------   --------
       Total ..................................  $ 19,590   $(50,175)  $ 12,705
                                                 ========   ========   ========

Reconciliation of income (loss) from
  operations to income (loss) before
  provision for income taxes
    Total income (loss) from operations
      for operating groups ....................  $ 19,590   $(50,175)  $ 12,705
    Other income, net .........................     1,073      1,967      2,275
                                                 --------   --------   --------
       Income (loss) before provision
         for income taxes .....................  $ 20,663   $(48,208)  $ 14,980
                                                 ========   ========   ========

Capital expenditures
    Sales and marketing services group ........  $  1,746   $  3,735   $ 14,277
    Pharmaceutical products group .............        --        217      1,213
    Medical devices and diagnostics ...........        83         60         70
                                                 --------   --------   --------
         Total ................................  $  1,829   $  4,012   $ 15,560
                                                 ========   ========   ========

Total Assets
    Sales and marketing services group ........  $147,832   $114,742   $116,898
    Pharmaceutical products group .............    55,169     60,417    175,933
    Medical devices and diagnostics ...........    16,622     15,780      9,840
                                                 --------   --------   --------
         Total ................................  $219,623   $190,939   $302,671
                                                 ========   ========   ========

Depreciation expense
    Sales and marketing services group ........  $  4,181   $  4,318   $  2,760
    Pharmaceutical products group .............     1,029      2,277      1,199
    Medical devices and diagnostics ...........       420        165         29
                                                 --------   --------   --------
         Total ................................  $  5,630   $  6,760   $  3,988
                                                 ========   ========   ========

                                   SCHEDULE II

                                    PDI, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                            BALANCE AT      ADDITIONS           (1)           BALANCE AT
                                            BEGINNING       CHARGED TO      DEDUCTIONS            END
DESCRIPTION                                 OF PERIOD       OPERATIONS         OTHER           OF PERIOD
                                            ----------      ----------      -----------       ----------
Against trade receivables--
Year ended December 31, 2001
   Allowance for doubtful accounts ......   $  250,000      $8,590,676      $(5,148,629)      $3,692,047
Year ended December 31, 2002
   Allowance for doubtful accounts ......    3,692,047         366,125       (2,994,695)       1,063,477
Year ended December 31, 2003
   Allowance for doubtful accounts ......   $1,063,477      $1,526,626      $(1,840,762)      $  749,341

Against taxes--
Year ended December 31, 2001
   Tax valuation allowance ..............   $  989,000      $  819,046      $        --       $1,808,046
Year ended December 31, 2002
   Tax valuation allowance ..............    1,808,046       1,133,115               --        2,941,161
Year ended December 31, 2003
   Tax valuation allowance ..............   $2,941,161      $       --      $(1,059,310)      $1,881,851

Against inventory--
Year ended December 31, 2001
   Inventory valuation allowance ........   $       --      $       --      $        --       $       --
Year ended December 31, 2002
   Inventory valuation allowance ........           --              --               --               --
Year ended December 31, 2003
   Inventory valuation allowance ........   $       --      $  835,448      $   (17,583)      $  817,865

------------
(1) Includes both actual write offs as well as changes in estimates in the reserves.