Form 10-Q/A
period 2004-03-31
PDI INC
filed 2004-11-04
CIK 1054102

-----------
                                   FORM 10-Q/A
                                   -----------

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24249

                                    PDI, INC.
             (Exact name of Registrant as specified in its charter)

   Delaware                                    22-2919486
   ----------------------------------------    ----------------------------
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

                                 Yes [X] No [_]

As of April 30, 2004 the Registrant had a total of 14,564,838 shares of Common Stock, $.01 par value, outstanding.

                                Explanatory Note

      This Amendment No. 1 on Form 10-Q/A (this Amendment) amends the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the Original Filing), and is being filed to include direct reimbursements received by the Company from its clients for certain costs incurred as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services is being increased by $4.3 million and $5.6 million for the quarters ended March 31, 2004 and 2003, respectively. Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2004 and June 30, 2004, the Company determined that its accounting for reimbursable costs should be restated to reclassify these costs as revenue rather than a reduction of cost of goods and services in accordance with Emerging Issues Task Force (EITF) No. 01-14, "INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR 'OUT-OF-POCKET' EXPENSES INCURRED."

      A description of these adjustments and a summary showing their effect on the restated consolidated statements of operations is provided in Note 1B to the unaudited interim consolidated financial statements. This Amendment has no effect on the Company's gross profit, operating income, net income, earnings per share, cash flows, liquidity or financial condition as presented in the Original Filing. Additionally, this Amendment has no effect on the consolidated balance sheets, consolidated statements of cash flows or consolidated statements of stockholders' equity as presented in the Original Filing.

      The Company is filing this report in order to amend certain information in Items 1, 2 and 4 of Part I; to reflect the restatement of the March 31, 2004 and 2003 unaudited interim consolidated statements of operations and the notes to the unaudited interim consolidated financial statements attached hereto solely to the extent necessary to reflect the adjustments described herein; and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing items, no other information in the Original Filing is revised by this Amendment. Items not being amended are presented for the convenience of the reader only. This report continues to be presented as of the date of the Original Filing, and the Company has not updated the disclosure in this report to a later date. Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact, or knowingly omitted to state a material fact necessary to make a statement not misleading.

      The Company is not amending any reports affected by the restatement prior to the Original Filing; therefore, the consolidated financial statements and related financial information included in such reports should no longer be relied upon and are hereby superseded.

                                      INDEX
                                      -----

                                    PDI, INC.


PART I. FINANCIAL INFORMATION
-----------------------------

                                                                            PAGE
Item 1. Consolidated Financial Statements (unaudited)

        Balance Sheets
        March 31, 2004 and December 31, 2003...................................3

        Statements of Operations -- Three Months
        Ended March 31, 2004 and 2003 (Restated)...............................4

        Statements of Cash Flows -- Three Months
        Ended March 31, 2004 and 2003..........................................5

        Notes to Consolidated Interim Financial Statements (Restated)..........6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................21

Item 3  Quantitative and Qualitative Disclosures
        About Market Risk.........................................Not Applicable

Item 4. Controls and Procedures...............................................33


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings.....................................................34
Item 2. Changes in Securities and Use of Proceeds.................Not Applicable
Item 3. Default Upon Senior Securities............................Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.......Not Applicable
Item 5. Other Information.........................................Not Applicable
Item 6. Exhibits and Reports on Form 8-K......................................35


SIGNATURES....................................................................37

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                   (unaudited)

                                                         March 31,  December 31,
                                                            2004        2003
                                                          --------    --------


                           ASSETS
Current assets:
  Cash and cash equivalents ............................  $ 74,706    $113,288
  Short-term investments ...............................    44,166       1,344
  Inventory, net .......................................        --          43
  Accounts receivable, net of allowance for doubtful
     accounts of $1,253 and $749 as of March 31, 2004
     and December 31, 2003, respectively ...............    28,004      40,885
  Unbilled costs and accrued profits on contracts
     in progress .......................................    18,603       4,041
  Deferred training ....................................     2,100       1,643
  Other current assets .................................     9,080       8,847
  Deferred tax asset ...................................    11,046      11,053
                                                          --------    --------
Total current assets ...................................   187,705     181,144

Net property and equipment .............................    15,724      14,494
Deferred tax asset .....................................     7,304       7,304
Goodwill ...............................................    11,132      11,132
Other intangible assets ................................     1,495       1,648
Other long-term assets .................................     3,901       3,901
                                                          --------    --------
Total assets ...........................................  $227,261    $219,623
                                                          ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................  $  8,717    $  8,689
   Accrued returns .....................................    22,523      22,811
   Accrued incentives ..................................    11,093      20,486
   Accrued salaries and wages ..........................    11,077       9,031
   Unearned contract revenue ...........................    10,299       3,604
   Restructuring accruals ..............................       580         744
   Income taxes and other accrued expenses .............    17,305      15,770
                                                          --------    --------
Total current liabilities ..............................    81,594      81,135
Total long-term liabilities ............................        --          --
                                                          --------    --------
Total liabilities ......................................  $ 81,594    $ 81,135
                                                          --------    --------

Commitments and Contingencies (note 12)

Stockholders' equity:
  Common stock, $.01 par value, 100,000,000 shares
    authorized: shares issued and outstanding,
    March 31, 2004 - 14,484,341, and December 31,
    2003 - 14,387,126; 161,115 and 136,178 restricted
    shares issued and outstanding at March 31, 2004
    and December 31, 2003, respectively ................  $    147    $    145
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding .......        --          --
Additional paid-in capital (includes restricted of
    $4,955 and $2,361 as of March 31, 2004 and
    December 31, 2003, respectively) ...................   112,881     109,531
Retained earnings ......................................    35,480      29,505
Accumulated other comprehensive income .................        54          25
Unamortized compensation costs .........................    (2,785)       (608)
Treasury stock, at cost: 5,000 shares ..................      (110)       (110)
                                                          --------    --------
Total stockholders' equity .............................  $145,667    $138,488
                                                          --------    --------
Total liabilities & stockholders' equity ...............  $227,261    $219,623
                                                          ========    ========


      The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
                                                          (Restated)  (Restated)

Revenue
  Service ...............................................  $ 92,547    $ 73,099
  Product, net ..........................................       101          34
                                                           --------    --------
    Total revenue, net ..................................    92,648      73,133
                                                           --------    --------
Cost of goods and services
  Program expenses (including related party amounts
    of $180 and $73 for the periods ended
    March 31, 2004 and 2003, respectively) ..............    65,988      55,469
  Cost of goods sold ....................................       145          62
                                                           --------    --------
    Total cost of goods and services ....................    66,133      55,531
                                                           --------    --------

Gross profit ............................................    26,515      17,602

Operating expenses
  Compensation expense ..................................    10,216       8,874
  Other selling, general and administrative expenses ....     6,490       5,833
  Restructuring and other related expenses (credits) ....        --        (270)
  Litigation settlement .................................        --       2,100
                                                           --------    --------
    Total operating expenses ............................    16,706      16,537
                                                           --------    --------
Operating income ........................................     9,809       1,065
Other income, net .......................................       318         269
                                                           --------    --------
Income before provision for taxes .......................    10,127       1,334
Provision for income taxes ..............................     4,152         556
                                                           --------    --------
Net income ..............................................  $  5,975    $    778
                                                           ========    ========

Basic net income per share ..............................  $   0.41    $   0.05
                                                           ========    ========
Diluted net income per share ............................  $   0.40    $   0.05
                                                           ========    ========
Basic weighted average number of shares outstanding .....    14,461      14,166
                                                           ========    ========
Diluted weighted average number of shares outstanding ...    14,767      14,237
                                                           ========    ========


    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................  $  5,975    $    778
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization .....................     1,512       1,397
      Reserve for inventory obsolescence and bad debt ...       505          54
      Deferred taxes, net ...............................         7          --
      Stock compensation costs ..........................       651         111
   Other changes in assets and liabilities:
      Decrease in accounts receivable ...................    12,376       5,788
      Decrease (increase) in inventory ..................        43        (318)
      (Increase) in unbilled costs ......................   (14,562)     (6,112)
      (Increase) in deferred training ...................      (457)     (1,062)
      (Increase) decrease in other current assets .......      (233)      1,496
      Decrease in other long-term assets ................        --         100
      Increase (decrease) in accounts payable ...........        28        (363)
      (Decrease) in accrued returns .....................      (288)       (314)
      (Decrease) in accrued liabilities .................    (4,755)     (1,248)
      (Decrease) in restructuring liability .............      (164)     (2,848)
      Increase (decrease) in unearned contract revenue .. 6,695 (1,309) (Decrease) in income taxes and other
         accrued expenses ...............................    (1,058)       (278)
                                                           --------    --------
Net cash provided by (used in) operating activities .....     6,275      (4,128)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of short-term investments .....................        --       1,771
     Purchase of short-term investments .................   (42,793)         --
     Purchase of property and equipment .................    (2,588)       (215)
                                                           --------    --------
Net cash (used in) provided by investing activities .....   (45,381)      1,556
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from exercise of stock options ........       524          --
                                                           --------    --------
Net cash provided by financing activities ...............       524          --
                                                           --------    --------

Net (decrease) in cash and cash equivalents .............   (38,582)     (2,572)
Cash and cash equivalents - beginning ...................   113,288      66,827
                                                           --------    --------
Cash and cash equivalents - ending ......................  $ 74,706    $ 64,255
                                                           ========    ========


    The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the judgment of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

1B.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      The Company has restated its previously issued consolidated financial statements for the quarters ended March 31, 2004 and 2003 (the previously issued financial statements) to apply the provisions of EITF 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred." (EITF 01-14) In September 2004, the Company became aware that it should have been applying EITF 01-14 to the previously issued financial statements. In accordance with EITF 01-14, direct reimbursements received by the Company from its clients for certain costs incurred should have been included as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services in the previously issued financial statements were increased by $4.3 million and $5.6 million for the quarters ended March 31, 2004 and 2003, respectively. EITF 01-14, which was issued in late 2001, was applicable for years beginning in 2002, and also required reclassification of all previous periods for comparative purposes.

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

                                                    QUARTER ENDED            QUARTER ENDED
                                                    MARCH 31, 2004           MARCH 31, 2003
                                               -----------------------   -----------------------

                                                   AS                        AS
                                               PREVIOUSLY       AS       PREVIOUSLY       AS
                                                REPORTED     RESTATED     REPORTED     RESTATED
                                               ----------   ----------   ----------   ----------
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Service revenue                              $ 88,266     $ 92,547     $ 67,511     $ 73,099
  Product revenue                                   101          101           34           34
                                               ----------   ----------   ----------   ----------
     TOTAL REVENUE                               88,367       92,648       67,545       73,133
                                               ----------   ----------   ----------   ----------
  Program expenses                               61,707       65,988       49,881       55,469
  Cost of goods sold                                145          145           62           62
                                               ----------   ----------   ----------   ----------
     TOTAL COST OF GOODS AND SERVICES            61,852       66,133       49,943       55,531
                                               ----------   ----------   ----------   ----------
     GROSS PROFIT                              $ 26,515     $ 26,515     $ 17,602     $ 17,602
                                               ----------   ----------   ----------   ----------

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

2.    REVENUE RECOGNITION

      The paragraphs that follow describe the guidelines that the Company adheres to in accordance with GAAP when recognizing revenue and cost of goods and services in financial statements. In accordance with GAAP, service revenue and product revenue and their respective direct costs have been shown separately on the consolidated statements of operations.

      Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the three months ended March 31, 2004 and 2003, the Company's three and two largest clients, respectively, who each individually represented 10% or more of our service revenue, accounted for approximately 78.6%, and 69.0%, respectively, of the Company's service revenue.

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

      Reimbursable Out-of-Pocket Expenses
      -----------------------------------

      Reimbursable out-of-pocket expenses include those relating to travel and out-of pocket expenses and other similar costs, for which the Company is reimbursed at cost from its clients. In accordance with the requirements of EITF 01-14, it is required that reimbursements received for out-of-pocket expenses incurred be characterized as revenue and an identical amount be included as cost of goods and services in the consolidated statements of operations.

      Training Costs
      --------------

      Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. For all contracts, training costs are deferred and amortized on a straight-line basis over the

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


                                                           As of March 31,
                                                         2004          2003
                                                      -----------   -----------
                                                            (in thousands,
                                                        except per share data)

Net income, as reported ...........................    $  5,975      $    778
Add: Stock-based employee compensation expense
  included in reported net income, net of
  related tax effects .............................         384           114
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  methods for all awards, net of related
  tax effects .....................................        (748)       (1,567)
                                                      -----------   -----------
Pro forma net income (loss) .......................    $  5,611      $   (675)
                                                      ===========   ===========

Net income (loss) per share
   Basic--as reported .............................    $   0.41      $   0.05
                                                      ===========   ===========
   Basic--pro forma ...............................    $   0.39      $  (0.05)
                                                      ===========   ===========

   Diluted--as reported ...........................    $   0.40      $   0.05
                                                      ===========   ===========
   Diluted--pro forma .............................    $   0.38      $  (0.05)
                                                      ===========   ===========

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 2004 and 2003 is as follows:

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                              2004     2003
                                                           --------   -------
                                                              (in thousands)
      Basic weighted average number of common
        shares outstanding ...............................   14,461   14,166
      Dilutive effect of stock options ...................      306       71
                                                             ------   ------
      Diluted weighted average number of common shares
        outstanding ......................................   14,767   14,237
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

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2004     2003
                                                               ------   ------
                                                                (in thousands)
Net income ..................................................  $5,975   $  778
Other comprehensive income, net of tax:
   Unrealized holding gain/(loss) on
     available-for-sale securities arising
     during period ..........................................      10      (69)
   Realized losses on sales of securities included
     in net income ..........................................      19       --
                                                               ------   ------
Other comprehensive income ..................................  $6,004   $  709
                                                               ======   ======


12.   COMMITMENTS AND CONTINGENCIES

      Due to the nature of the business in which the Company is engaged, such as product detailing and distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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


A roll forward of the activity for the 2002 Restructuring Plan is as follows:

          (in thousands)        BALANCE AT                            BALANCE AT
                               DECEMBER 31,                            MARCH 31,
                                   2003     ADJUSTMENTS   PAYMENTS       2004
                               -----------  -----------   --------    ----------
Administrative severance .....    $  285      $   --       $  (93)      $  192
Exit costs ...................       459          --          (71)         388
                                  ------      ------       ------       ------
                                     744          --         (164)         580
                                  ------      ------       ------       ------
Sales force severance ........        --          --           --           --
                                  ------      ------       ------       ------
   TOTAL .....................    $  744      $   --       $ (164)      $  580
                                  ======      ======       ======       ======


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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                             2004        2003
                                                             -------    -------
                                                               (in thousands)
Revenue (RESTATED)
    Sales and marketing services group ....................  $90,176    $63,064
    PDI products group ....................................    2,472     10,069
                                                             -------    -------
        Total .............................................  $92,648    $73,133
                                                             =======    =======

Income (loss) from operations, before corporate allocations
    Sales and marketing services group ....................  $17,473    $10,120
    PDI products group ....................................      509     (5,014)
    Corporate charges .....................................   (8,173)    (4,041)
                                                             -------    -------
        Total .............................................  $ 9,809    $ 1,065
                                                             =======    =======

Corporate allocations
    Sales and marketing services group ....................  $(8,047)   $(3,314)
    PDI products group ....................................     (126)      (727)
    Corporate charges .....................................    8,173      4,041
                                                             -------    -------
        Total .............................................  $    --    $    --
                                                             =======    =======

Income (loss) from operations, less corporate allocations
    Sales and marketing services group ....................  $ 9,426    $ 6,806
    PDI products group ....................................      383     (5,741)
    Corporate charges .....................................       --         --
                                                             -------    -------
        Total .............................................  $ 9,809    $ 1,065
                                                             =======    =======

Reconciliation of income from operations to income
  before provision for income taxes
    Total EBIT for operating groups .......................  $ 9,809    $ 1,065
    Other income, net .....................................      318        269
                                                             -------    -------
        Income before provision for income taxes ..........  $10,127    $ 1,334
                                                             =======    =======

Capital expenditures
    Sales and marketing services group ....................  $ 2,588    $   215
    PDI products group ....................................       --         --
                                                             -------    -------
        Total .............................................  $ 2,588    $   215
                                                             =======    =======

Depreciation expense
     Sales and marketing services group ...................  $ 1,340    $   971
     PDI products group ...................................       19        273
                                                             -------    -------
         Total ............................................  $ 1,359    $ 1,244
                                                             =======    =======

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

      There were no changes in the carrying amount of goodwill since December 31, 2003. The carrying amounts at March 31, 2004 by operating segment are shown below:

      (in thousands)                            SMSG      PPG       TOTAL
                                              -------    ------    -------

      Balance as of December 31, 2003 ....    $11,132    $   --    $11,132
      Amortization .......................         --        --         --

      Goodwill additions .................         --        --         --
                                              -------    ------    -------

      Balance as of March 31, 2004 .......    $11,132    $   --    $11,132
                                              =======    ======    =======


      All identifiable intangible assets recorded as of March 31, 2004 are being amortized on a straight-line basis over the life of the intangibles which is primarily five years. The carrying amounts at March 31, 2004 and December 31, 2003 are as follows:

(in thousands)                         As of March 31, 2004                     As of December 31, 2003
                             ----------------------------------------- ------------------------------------------
                                Carrying     Accumulated                 Carrying      Accumulated
                                 Amount     Amortization      Net         Amount      Amortization       Net
                             ----------------------------------------- ------------------------------------------
Covenant not to compete        $ 1,686         $   864      $   822        $ 1,686         $   780       $ 906
Customer relationships           1,208             619          589          1,208             559         649
Corporate tradename                172              88           84            172              79          93
                               -------         -------      -------        -------         -------      ------

   Total                       $ 3,066         $ 1,571      $ 1,495        $ 3,066         $ 1,418      $1,648
                               =======         =======      =======        =======         =======      ======

      Amortization expense totaled approximately $153,000 in the quarters ended March 31, 2004 and 2003. Estimated amortization expense for the next five years is as follows:

           (in thousands)
             2004    $  613
                     ======
             2005       613
                     ======
             2006       613
                     ======
             2007       --
                     ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD-LOOKING STATEMENTS

       VARIOUS STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q/A ARE "FORWARD-LOOKING STATEMENTS" (WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON CURRENT
EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGEMENTS ABOUT, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THESE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, WE CANNOT ASSURE YOU THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT, THE INCLUSION OF THESE STATEMENTS SHOULD NOT BE INTERPRETED BY ANYONE THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS, RISKS AND UNCERTAINTIES (I) IDENTIFIED OR DISCUSSED HEREIN, (II) SET FORTH IN "RISK FACTORS" UNDER PART I,
ITEM 1, OF THE COMPANY'S AMENDED ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2003 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND
(III) SET FORTH IN THE COMPANY'S PERIODIC REPORTS ON FORMS 10-Q, 10-Q/A AND 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE JANUARY 1, 2004. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      We have restated our previously issued consolidated financial statements for the quarters ended March 31, 2004 and 2003 (the previously issued financial statements) to apply the provisions of EITF 01-14, "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred." (EITF 01-14) In September 2004, we became aware that we should have been applying EITF 01-14 to the previously issued financial statements. In accordance with EITF 01-14, direct reimbursements received by us from our clients for certain costs incurred should have been included as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services in the previously issued financial statements were increased by $4.3 million and $5.6 million for the quarters ended March 31, 2004 and 2003, respectively. EITF 01-14, which was issued in late 2001, was applicable for years beginning in 2002, and also required reclassification of all previous periods for comparative purposes.

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

                                              QUARTER ENDED            QUARTER ENDED
                                              MARCH 31, 2004           MARCH 31, 2003
                                         -----------------------   -----------------------

                                             AS                        AS
                                         PREVIOUSLY       AS       PREVIOUSLY       AS
                                          REPORTED     RESTATED     REPORTED     RESTATED
                                         ----------   ----------   ----------   ----------
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Service revenue                          88,266       92,547       67,511       73,099
  Product revenue                             101          101           34           34
                                         ----------   ----------   ----------   ----------
    TOTAL REVENUE                          88,367       92,648       67,545       73,133
                                         ----------   ----------   ----------   ----------
  Program expenses                         61,707       65,988       49,881       55,469
  Cost of goods sold                          145          145           62           62
                                         ----------   ----------   ----------   ----------
    TOTAL COST OF GOODS AND SERVICES       61,852       66,133       49,943       55,531
                                         ----------   ----------   ----------   ----------
    GROSS PROFIT                           26,515       26,515       17,602       17,602
                                         ----------   ----------   ----------   ----------


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

Dedicated Contract Sales Teams
------------------------------

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

Shared Contract Sales Teams
---------------------------

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

Medical Device and Diagnostics Contract Sales Teams
---------------------------------------------------

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

Medical Device and Diagnostics Clinical Sales Teams
---------------------------------------------------

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

Hybrid Teams
------------

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

Medical Education and Communications (EdComm)
---------------------------------------------

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

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, we are likely to continue to experience significant client concentration in future periods. For the three months ended March 31, 2004 and 2003, our three and two largest clients, respectively, who each individually represented 10% or more of our service revenue, accounted for approximately 78.6%, and 69.0%, respectively, of our service revenue.

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

      Reimbursable Out-of-Pocket Expenses
      -----------------------------------

      Reimbursable out-of-pocket expenses include those relating to travel and out-of pocket expenses and other similar costs, for which we are reimbursed at cost from our clients. In accordance with the requirements of EITF 01-14, it is required that reimbursements received for out-of-pocket expenses incurred be characterized as revenue and an identical amount be included as cost of goods and services in the consolidated statements of operations.

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

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2004       2003
                                                             -------    -------
                                                           (Restated) (Restated)
Revenue
   Service .................................................    99.9%     99.9%
   Product, net ............................................     0.1       0.1
                                                              ------    ------
    Total revenue ..........................................   100.0%    100.0%

Cost of goods and services
   Program expenses ........................................    71.2      75.8
   Cost of goods sold ......................................     0.2       0.1
                                                              ------    ------
    Total cost of goods and services .......................    71.4      75.9

Gross profit ...............................................    28.6      24.1
Compensation expense .......................................    11.0      12.1
Other selling, general and administrative expenses .........     7.0       8.0
Restructuring and other related expenses (credits), net ....      --      (0.4)
Litigation settlement ......................................      --       2.9
                                                              ------    ------
    Total operating expenses ...............................    18.0      22.6
                                                              ------    ------
Operating income ...........................................    10.6       1.5
Other income, net ..........................................     0.3       0.4
                                                              ------    ------
Income before provision for income taxes ...................    10.9       1.9
Provision for income taxes .................................     4.5       0.8
                                                              ------    ------
Net income .................................................     6.4%      1.1%
                                                              ======    ======


      REVENUE. Net revenue for the quarter ended March 31, 2004 was $92.6 million, 26.7% more than net revenue of $73.1 million for the quarter ended March 31, 2003. Net revenue from the SMSG segment for the quarter ended March 31, 2004 was $90.2 million, 43.0% more than net revenue of $63.1 million from that segment for the comparable prior year period. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003. Subsequent quarters in 2004 will be adversely affected by the termination of the Lotrel-Diovan contract (see Note 5 to the financial statements.) On May 3, 2004 we announced the awarding of two new dedicated contract sales teams contracts which total approximately $34.0 million in revenue, excluding any associated revenue from reimbursable out-of-pocket expenses, for the remainder of 2004. Net PPG revenue for the quarter ended March 31, 2004 was $2.5 million; of this, $2.3 million is due to Lotensin royalties and the remaining amount consists primarily of approximately $101,000 in product revenue related to the sale of the Xylos product. The Lotensin royalties earned during the remaining quarters of 2004 are expected to diminish substantially because the product lost its patent protection in February 2004. Net PPG revenue was $10.1 million in the comparable prior year period. The large decrease can be attributed to the completion of the Lotensin contract which ended December 31, 2003.

      COST OF GOODS AND SERVICES. Cost of goods and services for the quarter ended March 31, 2004 was $66.1 million, 19.1% more than cost of goods and services of $55.5 million for the quarter ended March 31, 2003. As a percentage of total net revenue, cost of goods and services decreased to 71.4% for the quarter ended March 31, 2004 from 75.9% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the SMSG segment for the quarter ended March 31, 2004 were $65.9 million, 44.1% more than program expenses of $45.7 million for the prior year period. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003. As a percentage of sales and marketing services segment revenue, program expenses for the quarters ended March 31, 2004 and 2003 were 73.1% and 72.5%, respectively. Cost of goods and services associated with the PPG segment were approximately $244,000 and $9.8 million for the quarters ended March 31, 2004 and 2003, respectively. This decrease can be attributed to the completion of the Lotensin contract which ended December 31, 2003.

      COMPENSATION EXPENSE. Compensation expense for the quarter ended March 31, 2004 was $10.2 million, 15.1% more than $8.9 million for the comparable prior year period. The increase in compensation expense was primarily due to approximately $1.0 million recorded for severance related expense resulting from the elimination of several positions. As a percentage of total net revenue, compensation expense decreased to 11.0% for the quarter ended March 31, 2004 from 12.1% for the quarter ended March 31, 2003 due to continuing cost management efforts. Compensation expense for the quarter ended March 31, 2004 attributable to the SMSG segment was $9.1 million compared to $6.1 million for the quarter ended March 31, 2003. As a percentage of total SMSG revenue, compensation expense increased to 10.1% for the quarter ended March 31, 2004 from 9.6% for the quarter ended March 31, 2003. Compensation expense for the quarter ended March 31, 2004 attributable to the PPG segment was $1.1 million, or 44.1% of PPG revenue, compared to $2.8 million, or 27.7% in the prior year period; this decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003.

      OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other selling, general and administrative expenses were $6.5 million for the quarter ended March 31, 2004, 11.3% more than other selling, general and administrative expenses of $5.8 million for the quarter ended March 31, 2003. Excluding approximately $700,000 in legal fee reimbursements from Bayer in the first quarter 2003, total other selling, general and administrative expenses is essentially the same for both periods. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 7.0% for the quarter ended March 31, 2004 from 8.0% for the quarter ended March 31, 2003 due to continuing cost management efforts. Other selling, general and administrative expenses attributable to the SMSG segment for the quarter ended March 31, 2004 were $5.7 million, compared to other selling, general and administrative expenses of $3.4 million attributable to that segment for the comparable prior year period. This increase is primarily due to a larger portion of corporate overhead costs being allocated to the SMSG segment in the current period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 6.4% and 5.4% for the quarters ended March 31, 2004 and 2003, respectively. Other selling, general and administrative expenses attributable to the PPG segment for the quarter ended March 31, 2004 were approximately $754,000 compared to $2.4 million for the comparable prior year period; this decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003.

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

      OPERATING INCOME. Operating income for the quarter ended March 31, 2004 was $9.8 million, compared to operating income of $1.1 million for the quarter ended March 31, 2003. Operating income for the quarter ended March 31, 2004 for the SMSG segment was $9.4 million, or 38.5% higher than the SMSG operating income for the quarter ended March 31, 2003 of $6.8 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 10.5% for the quarter ended March 31, 2004, from 10.8% for the comparable prior year period. There was operating income for the PPG segment for the quarter ended March 31, 2004 of approximately $383,000, substantially due to the $2.3 million in royalties received for Lotensin, compared to an operating loss of $5.7 million for the prior year period.

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

      Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the three months ended March 31, 2004, we had three major clients that accounted for approximately 44.7%, 20.2% and 13.7%, respectively, or a total of 78.6% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, future results of operations, financial condition or cash flows.

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

      The restatement of the consolidated financial statements for the quarters ended March 31, 2004 and 2003 as discussed in Note 1B to the audited consolidated financial statements has no effect on our cash balances, liquidity or financial condition.

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

      A roll forward of the activity for the 2002 Restructuring Plan is as follows:


                              BALANCE AT                              BALANCE AT
                             DECEMBER 31,                              MARCH 31,
      (IN THOUSANDS)             2003      ADJUSTMENTS    PAYMENTS       2004
                             -----------   -----------   ----------   ----------
Administrative severance        $ 285         $  --        $ (93)       $ 192
Exit costs                        459            --          (71)         388
                                -----         -----        -----        -----
                                  744            --         (164)         580
                                -----         -----        -----        -----

Sales force severance              --            --           --           --
                                -----         -----        -----        -----
   TOTAL                        $ 744         $  --        $(164)       $ 580
                                =====         =====        =====        =====

ITEM 4. CONTROLS AND PROCEDURES

      The Company became aware of the applicability of the accounting pronouncement, EITF 01-14, to the Company's financial statements in September 2004. EITF 01-14 should have been applied to such financial statements beginning with first quarter of 2002. Due to the non-application of EITF 01-14 since 2002, the Company discovered certain errors in the classification of reimbursable costs in its consolidated statements of operations since 2002, which are described in Note 1B to the consolidated financial statements in the Form 10-K/A for 2003 filed on November 3, 2004. As a result, the Company determined that a material weakness existed in its financial reporting and disclosure controls regarding the selection and application of generally accepted accounting principles (GAAP), and preparation of the consolidated financial statements. Accordingly, the Company has determined that its internal controls over financial reporting and disclosure controls and procedures were not effective as of March 31, 2004.

      The Company considered the impact of the material weakness as of March 31, 2004, and determined that the magnitude of any actual or potential misstatement was limited to an increase by identical amounts in revenue and cost of goods and services in the relevant financial statements with no changes to gross profit, operating income, net income, or earnings per share, nor is there any effect on the consolidated balance sheets, consolidated statements of cash flows, or consolidated statements of changes in stockholders' equity.

      Beginning in September 2004, the Company has taken a series of steps designed to improve the control processes regarding the selection and application of GAAP and preparation and review of the consolidated financial statements. Specifically, key personnel involved in the Company's financial reporting processes have enhanced the process through which authoritative guidance will be monitored on a regular basis. Review of both authoritative guidance and industry practices will be conducted in order to ensure that all new guidance is being complied with in the preparation of the financial statements, related disclosures and periodic filings with the SEC. Additionally, when the Company became aware of the non-application of EITF 01-14, all prior consolidated financial statements which were filed with the SEC since 2002 were reviewed internally and by an outside consultant for compliance with all authoritative guidance and the application of GAAP and such filings were determined to be in compliance.

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

PART II - OTHER INFORMATION
---------------------------

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

      During the three months ended March 31, 2004, the Company filed the following reports on Form 8-K:



           DATE             ITEM(S)             DESCRIPTION
      ------------------  ----------  ------------------------------------------
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

November 03, 2004                                 PDI, INC.
                                                (Registrant)


                                      By: /s/ Charles T. Saldarini
                                          --------------------------------------
                                          Charles T. Saldarini
                                          Chief Executive Officer


                                      By: /s/ Bernard C. Boyle
                                          --------------------------------------
                                          Bernard C. Boyle
                                          Chief Financial and Accounting Officer