Form 10-Q/A
period 2004-06-30
PDI INC
filed 2004-11-04
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24249

                                    PDI, INC.
             (Exact name of Registrant as specified in its charter)

    Delaware                                             22-2919486
    --------------------------------------------         -----------------------
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

                                Explanatory Note

      This Amendment No. 1 on Form 10-Q/A (this Amendment) amends the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the Original Filing), and is being filed to include direct reimbursements received by the Company from its clients for certain costs incurred as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services is being increased by $8.2 million and $6.4 million for the quarters ended June 30, 2004 and 2003, respectively, and $12.5 million and $12.0 million for the six months ended June 30, 2004 and 2003, respectively. Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2004 and June 30, 2004, the Company determined that its accounting for reimbursable costs should be restated to reclassify these costs as revenue rather than a reduction of cost of goods and services in accordance with Emerging Issues Task Force (EITF) No. 01-14, "INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR 'OUT-OF-POCKET' EXPENSES INCURRED."

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

      The Company is filing this report in order to amend certain information in Items 1, 2 and 4 of Part I; to reflect the restatement of the June 30, 2004 and 2003 unaudited interim consolidated statements of operations and the notes to the unaudited interim consolidated financial statements attached hereto solely to the extent necessary to reflect the adjustments described herein; and the principal executive officer and principal financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing items, no other information in the Original Filing is revised by this Amendment. Items not being amended are presented for the convenience of the reader only. This report continues to be presented as of the date of the Original Filing, and the Company has not updated the disclosure in this report to a later date. Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact, or knowingly omitted to state a material fact necessary to make a statement not misleading.

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


                                    PDI, INC.


PART I. FINANCIAL INFORMATION

                                                                            Page
Item 1.    Consolidated Financial Statements (unaudited)

           Balance Sheets
           June 30, 2004 and December 31, 2003.................................3

           Statements of Operations -- Three and Six Months
           Ended June 30, 2004 and 2003 (Restated).............................4

           Statements of Cash Flows -- Six Months
           Ended June 30, 2004 and 2003........................................5

           Notes to Consolidated Interim Financial Statements (Restated).......6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................23

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk......................................Not Applicable

Item 4.    Controls and Procedures............................................38


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..................................................39
Item 2.    Changes in Securities and Use of Proceeds..............Not Applicable
Item 3.    Default Upon Senior Securities ........................Not Applicable
Item 4.    Submission of Matters to a Vote of Security Holders................40
Item 5.    Other Information......................................Not Applicable
Item 6.    Exhibits and Reports on Form 8-K...................................40


SIGNATURES ...................................................................42

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                         June 30,   December 31,
                                                           2004         2003
                                                        ---------   ------------


                           ASSETS
Current assets:
   Cash and cash equivalents..........................   $ 91,545       $113,288
   Short-term investments.............................     33,795          1,344
   Inventory, net.....................................        --              43
   Accounts receivable, net of allowance for doubtful
       accounts of $559 and $749 as of June 30, 2004
       and December 31, 2003, respectively............     30,848         40,885
   Unbilled costs and accrued profits on contracts
        in progress ..................................      4,991          4,041
   Deferred training and other program costs..........      3,037          1,643
   Other current assets...............................     11,831          8,847
   Deferred tax asset.................................      6,834         11,053
                                                         --------       --------
Total current assets..................................    182,881        181,144

Net property and equipment............................     16,892         14,494
Deferred tax asset....................................      7,304          7,304
Goodwill..............................................     11,132         11,132
Other intangible assets...............................      1,341          1,648
Other long-term assets................................      3,830          3,901
                                                         --------       --------
Total assets..........................................   $223,380       $219,623
                                                         ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................   $  5,162       $  8,689
   Accrued returns....................................     11,382         22,811
   Accrued incentives.................................     14,050         20,486
   Accrued salaries and wages.........................      9,203          9,031
   Unearned contract revenue..........................     15,397          3,604
   Restructuring accruals.............................        444            744
   Income taxes and other accrued expenses............     14,294         15,770
                                                         --------       --------
Total current liabilities.............................     69,932         81,135
Total long-term liabilities...........................        --             --
                                                         --------       --------
Total liabilities.....................................   $ 69,932       $ 81,135
                                                         --------       --------

Commitments and Contingencies (note 12)

Stockholders' equity:

  Common stock, $.01 par value, 100,000,000 shares
    authorized: shares issued and outstanding, June 30,
    2004 - 14,619,271, and December 31, 2003 -
    14,387,126; 161,115 and 136,178 restricted shares
    issued and outstanding at June 30, 2004
    and December 31, 2003, respectively...............   $     148     $    145
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding.....         --           --
Additional paid-in capital (includes restricted of
     $4,955 and $2,361 as of June 30, 2004 and
     December 31, 2003, respectively)                      115,421      109,531
Retained earnings.....................................      40,523       29,505
Accumulated other comprehensive income................          58           25
Unamortized compensation costs........................      (2,592)        (608)
Treasury stock, at cost: 5,000 shares.................        (110)        (110)
                                                         ---------     ---------
Total stockholders' equity............................   $ 153,448     $138,488
                                                         ---------     ---------
Total liabilities & stockholders' equity..............   $ 223,380     $219,623
                                                         =========     =========

   The accompanying notes are an integral part of these financial statements

                                   PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                        Three Months Ended June 30      Six Months Ended June 30,
                                                       -----------------------------  -----------------------------
                                                           2004           2003            2004           2003
                                                       -----------     -----------    -----------    -----------
                                                        (Restated)     (Restated)      (Restated)     (Restated)

Revenue
   Service...........................................     $92,519         $77,542       $185,066       $150,641
   Product, net......................................      (1,131)             82         (1,030)           116
                                                          -------         -------       --------       --------
      Total revenue, net.............................      91,388          77,624        184,036        150,757
                                                          -------         -------       --------       --------
Cost of goods and services
  Program expenses (including related party amounts
    of $0 and $328 for the quarters ended June 30,
    2004 and 2003, respectively and $180 and $401 for
    the six months ended June 30, 2004 and 2003,
    respectively)                                          69,483          56,672        135,471        112,141
   Cost of goods sold................................          89              83            233            145
                                                          -------         -------       --------       --------
      Total cost of goods and services...............      69,572          56,755        135,704        112,286
                                                          -------         -------       --------       --------

Gross profit.........................................      21,816          20,869         48,332         38,471

Compensation expense.................................       7,924           9,123         18,140         17,997
Other selling, general and administrative expenses...       5,657           7,206         12,148         13,039
Restructuring  and other related expenses............          -               -             -             (270)
Litigation settlement................................          -               -             -            2,100
                                                          -------         -------       --------       --------
      Total operating expenses.......................      13,581          16,329         30,288         32,866
                                                          -------         -------       --------       --------
Operating income.....................................       8,235           4,540         18,044          5,605
Other income, net....................................         313             226            631            495
                                                          -------         -------       --------       --------
Income before provision for taxes....................       8,548           4,766         18,675          6,100
Provision for income taxes...........................       3,505           1,954          7,657          2,510
                                                          -------         -------       --------       --------
Net income...........................................     $ 5,043         $ 2,812       $ 11,018       $  3,590
                                                          =======         =======       ========       ========


Basic net income per share...........................     $  0.35         $  0.20       $   0.76       $   0.25
                                                          =======         =======       ========       ========
Diluted net income per share.........................     $  0.34         $  0.20       $   0.74       $   0.25
                                                          =======         =======       ========       ========

Basic weighted average number of shares outstanding..      14,533          14,188         14,497         14,177
                                                          =======         =======       ========       ========
Diluted weighted average number of shares outstanding      14,918          14,266         14,843         14,252
                                                          =======         =======       ========       ========



 The accompanying notes are an integral part of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                      Six Months Ended June 30,
                                                         2004           2003
                                                     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................  $ 11,018        $  3,590
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization................     2,911           2,660
        Reserve for inventory obsolescence and
          bad debt                                           39             229
        Deferred taxes, net..........................     4,220             --
        Stock compensation costs.....................       844             251
     Other changes in assets and liabilities:
        Decrease in accounts receivable..............     9,998           7,006
        Decrease (increase) in inventory.............        43            (418)
        (Increase) in unbilled costs.................      (949)         (7,937)
        (Increase) in deferred training..............    (1,394)         (1,364)
        Decrease in prepaid income tax...............       --            4,013
        (Increase) in other current assets...........    (2,985)         (3,942)
        Decrease in other long-term assets...........        71             134
        (Decrease) increase in accounts payable......    (3,527)            110
        (Decrease) in accrued returns................   (11,429)           (407)
        (Decrease) increase in accrued liabilities...    (6,264)          2,399
        (Decrease) in restructuring liability........      (300)         (3,898)
        Increase (decrease) in unearned contract
          revenue ...................................    11,793          (4,276)
        (Increase) in income taxes and other
          accrued expenses                               (1,476)         (2,945)
                                                       --------        --------
Net cash provided by (used in) operating activities..    12,613          (4,796)
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of short-term investments..................       --            4,189
     Purchase of short-term investments..............   (32,418)            --
     Purchase of property and equipment..............    (5,002)           (427)
                                                       --------        --------
Net cash (used in) provided by investing activities..   (37,420)          3,762
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from exercise of stock options.....     3,064             694
                                                       --------        --------
Net cash provided by financing activities............     3,064             694
                                                       --------        --------

Net (decrease) in cash and cash equivalents..........   (21,743)           (340)
Cash and cash equivalents - beginning................   113,288          66,827
                                                       --------        --------
Cash and cash equivalents - ending...................  $ 91,545        $ 66,487
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

1B. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      The Company has restated its previously issued consolidated financial statements for the quarters ended June 30, 2004 and 2003 (the previously issued financial statements) to apply the provisions of EITF 01-14, "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred." (EITF 01-14) In September 2004, the Company became aware that it should have been applying EITF 01-14 to the previously issued financial statements. In accordance with EITF 01-14, direct reimbursements received by the Company from its clients for certain costs incurred should have been included as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services in the previously issued financial statements were increased by $8.2 million and $6.4 million for the quarters ended June 30, 2004 and 2003, respectively, and $12.5 million and $12.0 million for the six months ended June 30, 2004 and 2003, respectively. EITF 01-14, which was issued in late 2001, was applicable for years beginning in 2002, and also required reclassification of all previous periods for comparative purposes.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



                                           QUARTER ENDED           QUARTER ENDED             SIX MONTHS               SIX MONTHS
                                           JUNE 30, 2004           JUNE 30, 2003           JUNE 30, 2004            JUNE 30, 2003
                                   -------------------------------------------------------------------------------------------------

                                        AS                         AS                      AS                      AS
                                    PREVIOUSLY       AS        PREVIOUSLY      AS      PREVIOUSLY      AS       PREVIOUSLY     AS
                                     REPORTED     RESTATED      REPORTED    RESTATED    REPORTED    RESTATED     REPORTED   RESTATED
                                   -------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS
  OF OPERATIONS:
  Service revenue                  $  84,334    $  92,519    $  71,177   $  77,542   $ 172,600    $ 185,066    $ 138,688   $ 150,641
  Product revenue                     (1,131)      (1,131)          82          82      (1,030)      (1,030)         116         116
                                   ---------    ---------    ---------   ---------   ---------    ---------    ---------   ---------
   TOTAL REVENUE                      83,203       91,388       71,259      77,624     171,570      184,036      138,804     150,757
                                   ---------    ---------    ---------   ---------   ---------    ---------    ---------   ---------
  Program expenses                    61,298       69,483       50,307      56,672     123,005      135,471      100,188     112,141
  Cost of goods sold                      89           89           83          83         233          233          145         145
                                   ---------    ---------    ---------   ---------   ---------    ---------    ---------   ---------
   TOTAL COST OF                      61,387       69,572       50,390      56,755     123,238      135,704      100,333     112,286
   GOODS AND SERVICES
                                   ---------    ---------    ---------   ---------   ---------    ---------    ---------   ---------
   GROSS PROFIT                    $  21,816    $  21,816    $  20,869   $  20,869   $  48,332    $  48,332    $  38,471   $  38,471
                                   ---------    ---------    ---------   ---------   ---------    ---------    ---------   ---------

2.    REVENUE RECOGNITION

      The paragraphs that follow describe the guidelines that the Company adheres to in accordance with GAAP when recognizing revenue and cost of goods and services in financial statements. In accordance with GAAP, service revenue and product revenue and their respective direct costs have been shown separately on the consolidated statements of operations.

      Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the three and six months ended June 30, 2004, the Company's two largest clients who each individually represented 10% or more of its service revenue, accounted for approximately 65.7%, and 65.3%, respectively, of the Company's service revenue. For the three and six months ended June 30, 2003, the Company's two largest clients who each accounted for 10% or more of its service revenue totaled 66.5%, and 67.7%, respectively, of the Company's service revenue.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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


                                                             Three Months Ended                            Six Months Ended
                                                                   June 30,                                    June 30,
                                                         2004                 2003                    2004                 2003
                                                     ---------------  ---------------------   -------------------  -----------------
                                                                          (in thousands, except per share data)
Net income, as reported                               $  5,043            $   2,812               $  11,018             $    3,590
Add: Stock-based employee compensation expense
included in reported net income, net of related tax
effects                                                    114                   82                     498                    196
Deduct: Total stock-based employee compensation
expense determined under fair value based methods
for all awards, net of related tax effects                (936)              (1,567)                 (2,068)                (3,134)
                                                      --------            ---------              ----------             ----------
Pro forma net income                                  $  4,221            $   1,327              $    9,448             $      652
                                                      ========            =========              ==========             ==========
Net income per share
    Basic--as reported                                $   0.35            $    0.20              $     0.76             $     0.25
                                                      ========            =========              ==========             ==========
    Basic--pro forma                                  $   0.29            $    0.09              $     0.65             $     0.05
                                                      ========            =========              ==========             ==========

    Diluted--as reported                              $   0.34            $    0.20              $     0.74             $     0.25
                                                      ========            =========              ==========             ==========
    Diluted--pro forma                                $   0.28            $    0.09              $     0.64             $     0.05
                                                      ========            =========              ==========             ==========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      Compensation cost for the determination of pro forma net income - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 3.81% and 2.46% at June 30, 2004 and 2003, respectively; (ii) expected life of five years for the three and six month periods ended June 30, 2004 and 2003; (iii) expected dividends - $0 for the three and six month periods ended June 30, 2004 and 2003; and (iv) volatility of 100% for the three and six months periods ended June 30, 2004 and 2003. The weighted average fair value of options granted during the three and six month periods ended June 30, 2004 was $21.45 and $19.23, respectively and $6.66 for the three and six month periods ended June 30, 2003.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,
                                                                 --------------------------       --------------------------
                                                                    2004            2003             2004            2003
                                                                 -----------    -----------       -----------    -----------
                                                                                       (in thousands)

Basic weighted average number
     of common shares outstanding ..........................      14,533            14,188        14,497            14,177
Dilutive effect of stock options and
       restricted stock ....................................         385                78           346                75
                                                                  ------            ------        ------            ------
Diluted weighted average number
     of common shares outstanding ..........................      14,918            14,266        14,843            14,252
                                                                  ======            ======        ======            ======

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


                                                                      Three Months Ended                  Six Months Ended
                                                                             June 30,                         June 30,
                                                                 -------------------------------  -------------------------------
                                                                      2004              2003           2004             2003
                                                                 --------------    -------------  -------------     -------------
                                                                                            (thousands)

Net income .....................................................    $ 5,043          $ 2,812          $11,018          $ 3,590
Other comprehensive income, net of tax:
     Unrealized holding gain on
       available-for-sale securities
       arising during the period ...............................          1               58               11               89
     Reclassification adjustment for losses
       included in net income ..................................          3               33               22               33
                                                                    -------          -------          -------          -------
Other comprehensive income .....................................    $ 5,047          $ 2,903          $11,051          $ 3,712
                                                                    =======          =======          =======          =======

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



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

BAYER-BAYCOL LITIGATION

      The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol(R), a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer Corporation (Bayer) in the United States through

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


early August 2001, at which time Bayer voluntarily withdrew Baycol from the United States market. Bayer retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company's defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings. To date, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, of which approximately $700,000 was received in the quarter ended March 31, 2003 and was reflected as a credit within selling, general and administrative expense. No amounts have been recorded in 2004.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


A roll forward of the activity for the 2002 Restructuring Plan is as follows:


                              BALANCE AT                                     BALANCE AT
    (IN THOUSANDS)        DECEMBER 31, 2003    ADJUSTMENTS      PAYMENTS    JUNE 30, 2004
Administrative severance       $ 285              $ --          $(155)          $ 130
Exit costs                       459                --           (145)            314
                               -----              -----         -----           -----
                                 744                --           (300)            444
                               -----              -----         -----           -----
Sales force severance            --                 --            --              --
                               -----              -----         -----           -----
   TOTAL                       $ 744              $ --          $(300)          $ 444
                               =====              =====         =====           =====


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



                                                                    Three Months Ended                      Six Months Ended
                                                                         June 30,                               June 30,
                                                             ---------------------------------     ---------------------------------
                                                                   2004             2003                 2004             2003
                                                             ---------------   ---------------     ---------------   ---------------
                                                                                          (in thousands)
Revenue (RESTATED)
   Sales and marketing services group                            $  91,873          $  65,244          $ 182,049          $ 128,308
   PDI products group                                                 (485)            12,380              1,987             22,449
                                                                 ---------          ---------          ---------          ---------
     Total                                                       $  91,388          $  77,624          $ 184,036          $ 150,757
                                                                 =========          =========          =========          =========

Income (loss) from operations, before
 corporate allocations
   Sales and marketing services group                            $  16,185          $  10,792          $  33,658          $  20,912
   PDI products group                                               (1,031)            (2,247)              (522)            (7,261)
   Corporate charges                                                (6,919)            (4,005)           (15,092)            (8,046)
                                                                 ---------          ---------          ---------          ---------
     Total                                                       $   8,235          $   4,540          $  18,044          $   5,605
                                                                 =========          =========          =========          =========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



                                                                    Three Months Ended                      Six Months Ended
                                                                         June 30,                               June 30,
                                                             ---------------------------------     ---------------------------------
(continued)                                                        2004             2003                 2004             2003
                                                             ---------------   ---------------     ---------------   ---------------
                                                                                          (in thousands)
Corporate allocations
   Sales and marketing services group                           $ (6,884)          $ (3,361)            $(14,931)       $ (6,675)
   PDI products group                                                (35)              (644)                (161)         (1,371)
   Corporate charges                                               6,919              4,005               15,092           8,046
                                                                --------           --------             --------        --------
     Total                                                      $    --            $   --               $    --         $   --
                                                                ========           ========             ========        ========


Income (loss) from operations, less corporate
  allocations
   Sales and marketing services group                           $  9,301           $  7,431             $ 18,727        $ 14,237
   Pharmaceutical products group                                  (1,066)            (2,891)                (683)         (8,632)
   Corporate charges                                                --                 --                   --              --
                                                                --------           --------             --------        --------
     Total                                                      $  8,235           $  4,540             $ 18,044        $  5,605
                                                                ========           ========             ========        ========

Reconciliation of income from operations to
 income before provision for income taxes
   Total EBIT for operating groups                              $  8,235           $  4,540             $ 18,044        $  5,605
   Other income, net                                                 313                226                  631             495
                                                                --------           --------             --------        --------
   Income before provision for income taxes $                     8,548           $  4,766             $ 18,675        $  6,100
                                                                ========           ========             ========        ========

Capital expenditures
   Sales and marketing services group                           $  2,414           $    212             $  5,002        $    427
   PDI products group                                               --                 --                   --              --
                                                                --------           --------             --------        --------
     Total                                                      $  2,414           $    212             $  5,002        $    427
                                                                ========           ========             ========        ========

Depreciation expense
   Sales and marketing services group                           $  1,239           $    928             $  2,579        $  1,899
   PDI products group                                                  6                181                   25             454
                                                                --------           --------             --------        --------
     Total                                                         1,245           $  1,109             $  2,604        $  2,353
                                                                ========           ========             ========        ========


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

      There were no changes in the carrying amount of goodwill since December 31, 2003. The carrying amounts at June 30, 2004 by operating segment are shown below:

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


(in thousands)                                   SMSG          PPG        TOTAL
                                                 ----          ---        -----

Balance as of December 31, 2003                $11,132      $  --        $11,132

Amortization                                      --           --           --

Goodwill additions                                --           --           --
                                               -------      -------      -------

Balance as of June 30, 2004                    $11,132      $  --        $11,132
                                               =======      =======      =======



      All identifiable intangible assets recorded as of June 30, 2004 are being amortized on a straight-line basis over the life of the intangibles which is primarily five years. The carrying amounts at June 30, 2004 and December 31, 2003 are as follows:


(in thousands)                          As of June 30, 2004                     As of December 31, 2003
                             ----------------------------------------- ------------------------------------------
                                Carrying     Accumulated                 Carrying      Accumulated
                                 Amount     Amortization      Net         Amount      Amortization       Net
                             ----------------------------------------- ------------------------------------------
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
                                ======          ======       ======         ======          ======      ======

      Amortization expense totaled approximately $153,000 and $307,000 for the three and six months ended June 30, 2004 and 2003. Estimated amortization expense for the next five years is as follows:

            (in thousands)
             2004   $  613
                       ===
             2005      613
                       ===
             2006      422
                       ===
             2007       -
                       ===
             2008       -
                       ===

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD-LOOKING STATEMENTS

         VARIOUS STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q/A ARE "FORWARD-LOOKING STATEMENTS" (WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON CURRENT
EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGEMENTS ABOUT, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THESE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, WE CANNOT ASSURE YOU THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT, THE INCLUSION OF THESE STATEMENTS SHOULD NOT BE INTERPRETED BY ANYONE THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS, RISKS AND UNCERTAINTIES (I) IDENTIFIED OR DISCUSSED HEREIN, (II) SET FORTH IN "RISK FACTORS" UNDER PART I,
ITEM 1, OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2003 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND
(III) SET FORTH IN THE COMPANY'S PERIODIC REPORTS ON FORMS 10-Q, 10-Q/A AND 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE JANUARY 1, 2004. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      We have restated our previously issued consolidated financial statements for the quarters ended June 30, 2004 and 2003 (the previously issued financial statements) to apply the provisions of EITF 01-14, "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred." (EITF 01-14) In September 2004, we became aware that we should have been applying EITF 01-14 to the previously issued financial statements. In accordance with EITF 01-14, direct reimbursements received by us from our clients for certain costs incurred should have been included as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services in the previously issued financial statements were increased by $8.2 million and $6.4 million for the quarters ended June 30, 2004 and 2003, respectively, and $12.5 million and $12.0 million for the six months ended June 30, 2004 and 2003, respectively. EITF 01-14, which was issued in late 2001, was applicable for years beginning in 2002, and also required reclassification of all previous periods for comparative purposes.

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



                                      QUARTER ENDED         QUARTER ENDED            SIX MONTHS                    SIX MONTHS
                                      JUNE 30, 2004         JUNE 30, 2003           JUNE 30, 2004                 JUNE 30, 2003
                          ----------------------------------------------------------------------------------------------------------

                          AS PREVIOUSLY              AS PREVIOUSLY              AS PREVIOUSLY              AS PREVIOUSLY
                            REPORTED    AS RESTATED     REPORTED   AS RESTATED     REPORTED   AS RESTATED     REPORTED   AS RESTATED
                          ----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS
  OF OPERATIONS:
  Service revenue         $ 84,334      $  92,519    $   71,177   $  77,542      $ 172,600     $ 185,066   $ 138,688    $ 150,641
  Product revenue           (1,131)        (1,131)           82          82         (1,030)       (1,030)        116          116
                          ---------     ----------   ----------   ---------      ----------    ----------  ---------    ---------
     TOTAL REVENUE          83,203         91,388        71,259      77,624        171,570       184,036     138,804      150,757
                          ---------     ----------   ----------   ---------      ----------    ----------  ---------    ---------
  Program expenses          61,298         69,483        50,307      56,672        123,005       135,471     100,188      112,141
  Cost of goods sold            89             89            83          83            233           233         145          145
                          ---------     ----------   ----------   ---------      ----------    ----------  ---------    ---------
     TOTAL COST OF GOODS    61,387         69,572        50,390      56,755        123,238       135,704     100,333      112,286
       AND SERVICES
                          ---------     ----------   ----------   ---------      ----------    ----------  ---------    ---------
     GROSS PROFIT         $ 21,816      $  21,816    $   20,869   $  20,869      $  48,332     $  48,332   $  38,471    $  38,471
                          ---------     ----------   ----------   ---------      ----------    ----------  ---------    ---------


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

      On December 31, 2002, we entered into an exclusive licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application
(NDA) for the hypogonadism  indication to the U.S. Food and Drug  Administration
(FDA) in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told us that it is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. Under the terms of the agreement, we paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. Under the terms of the licensing agreement, if it should be enforced (see discussion of the lawsuit below), this nonrefundable payment was made prior to FDA approval and since there is no alternative future use of the licensed rights, we expensed the $15.0 million payment in December 2002, when incurred. This amount was recorded in other selling, general and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the licensing agreement, if it should be enforced (see discussion of lawsuit below), we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. We believe that we will not be required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2004, and it is unclear at this point when or if Cellegy will get Fortigel approved by the FDA which would trigger our obligation to pay $10.0 million to Cellegy. Royalty payments to Cellegy over the term of the commercial life of the product would range from 20% to 30% of net sales. As discussed in Note 12, we filed a complaint against Cellegy in December 2003, that alleges, among other things, that Cellegy fraudulently induced us to enter into the licensing agreement, and seeks the return of the $15.0 million initial licensing fee, plus additional damages caused by Cellegy's conduct. Since we filed the lawsuit, Cellegy is no longer in regular contact with us regarding Fortigel. Thus, for example, we have been informed that Cellegy is in continuing contact with the FDA but we are unaware of the precise FDA status regarding Fortigel (as of June 30, 2004, it had not been approved) and the FDA continued to express concern about the high supraphysiologic Cmax serum testosterone levels achieved in subjects of Fortigel testing. We are also unaware of what steps Cellegy is taking to develop Fortigel, to obtain FDA approval for Fortigel, and/or to arrange for a party to manufacture Fortigel. We have requested this information from Cellegy but have not received full and complete responses from Cellegy. Accordingly, we may not possess the most current and reliable information concerning the current status of, or future prospects relating to Fortigel. The issuance of the non-approvable letter by the FDA concerning Fortigel, however, casts significant doubt upon Fortigel's prospects and whether it will ever be approved. We cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S.

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

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, we are likely to continue to experience significant client concentration in future periods. For the three and six months ended June 30, 2004, our two largest clients who each individually represented 10% or more of our service revenue, accounted for approximately 65.7%, and 65.3%, respectively, of our service revenue. For the three and six months ended June 30, 2003, our two largest clients who each accounted for 10% or more of our service revenue totaled 66.5%, and 67.7%, respectively, of our service revenue.

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

As Restated
                                                                                Three Months Ended           Six Months Ended
                                                                                    June 30,                     June 30,
                                                                            --------------------------  ---------------------------
                                                                               2004            2003         2004           2003
                                                                            -----------    -----------  -----------     -----------
Revenue
   Service, net .....................................................         101.2%           99.9%         100.6%           99.9%
   Product, net .....................................................          (1.2)            0.1           (0.6)            0.1
                                                                            -------         -------        -------         -------
     Total revenue, net .............................................         100.0%          100.0%         100.0%          100.0%
Cost of goods and services
   Program expenses .................................................          76.0            73.0           73.6            74.4
   Cost of goods sold ...............................................           0.1             0.1            0.1             0.1
                                                                            -------         -------        -------         -------
     Total cost of goods and services ...............................          76.1%           73.1%          73.7%           74.5%

Gross profit ........................................................          23.9            26.9           26.3            25.5
Compensation expense ................................................           8.7            11.8            9.9            11.9
Other selling, general and administrative expenses ..................           6.2             9.3            6.6             8.6
Restructuring and other related expenses, net .......................           --             --             --              --
                                                                                                                              (0.2)
Litigation settlement ...............................................           --              --             --              1.4
                                                                            -------         -------        -------         -------
     Total operating expenses .......................................          14.9            21.1           16.5            21.7
                                                                            -------         -------        -------         -------
Operating income ....................................................           9.0             5.8            9.8             3.8
Other income, net ...................................................           0.3             0.3            0.3             0.3
                                                                            -------         -------        -------         -------
Income before provision for income taxes ............................           9.3             6.1           10.1             4.1
Provision for income taxes ..........................................           3.8             2.5            4.1             1.7
                                                                            -------         -------        -------         -------
Net income ..........................................................           5.5%            3.6%           6.0%            2.4%
                                                                            =======         =======        =======         =======

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      REVENUE. Net revenue for the quarter ended June 30, 2004 was $91.4 million, 17.7% more than net revenue of $77.6 million for the quarter ended June 30, 2003. Net revenue from the SMSG segment for the quarter ended June 30, 2004 was $91.2 million, 40.8% more than net revenue of $65.2 million from that segment for the comparable prior year period. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003. On May 3, 2004 we announced the addition of two new dedicated contract sales teams contracts which we expect to total approximately $34.0 million in revenue, excluding revenues associated with reimbursable out-of-pocket expenses, for 2004. Net PPG revenue for the quarter ended June 30, 2004 was approximately negative $485,000; this consisted of $646,000 in revenue due to Lotensin royalties and $58,000 in product revenue related to the sale of the Xylos product entirely offset by the $1.2 million increase in the Ceftin reserve (as discussed more fully in Note 4 to the financial statements), resulting in the net negative product revenue. The Lotensin royalties earned during the remaining quarters of 2004 are expected to continue to diminish substantially because the product lost its patent protection in February 2004. Net PPG revenue was $12.4 million in the comparable prior year period. The Lotensin contract, which was a major contributor in 2003 was completed December 31, 2003.

      COST OF GOODS AND SERVICES. Cost of goods and services for the quarter ended June 30, 2004 was $69.6 million, 22.6% more than cost of goods and services of $56.8 million for the quarter ended June 30, 2003. As a percentage of total net revenue, cost of goods and services increased to 76.1% for the quarter ended June 30, 2004 from 73.1% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the SMSG segment for the quarter ended June 30, 2004 were $69.6 million, 46.6% more than program expenses of $47.5 million for the prior year period. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003. As a percentage of sales and marketing services segment revenue, program expenses for the quarters ended June 30, 2004 and 2003 were 75.7% and 72.8%, respectively. There were two significant reasons why program expenses were lower as a percent of revenue for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2004: greater efficiencies in a large recruiting and hiring effort for the quarter ended June 30, 2003 generated cost savings; and we benefited during 2003 from higher medical education revenues, which have a high gross profit percentage. Cost of goods and services associated with the PPG segment were zero and $9.3 million for the quarters ended June 30, 2004 and 2003, respectively. This decrease can be primarily attributed to the completion of the Lotensin contract which ended December 31, 2003. Also during the quarter ended June 30, 2003 we recognized a $340,000 net reduction in the restructuring accrual associated with the 2002 Restructuring Plan (see Note 4 and "RESTRUCTURING AND OTHER RELATED EXPENSES" disclosure below for further explanations).

      COMPENSATION EXPENSE. Compensation expense for the quarter ended June 30, 2004 was $7.9 million, 13.1% less than $9.1 million for the comparable prior year period. The decrease in compensation expense was primarily due to the decrease in incentive compensation expense compared to the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 8.7% for the quarter ended June 30, 2004 from 11.8% for the quarter ended June 30, 2003 due to the increase in revenue and continuing cost management efforts. Compensation expense for the quarter ended June 30, 2004 attributable to the SMSG segment was $7.3 million compared to $6.3 million for the quarter ended June 30, 2003. This increase can be attributed to a greater amount of internal resources and management's time and effort being allocated to the SMSG segment in 2004; nevertheless, compensation expense as a percentage of net revenue decreased to 8.0% from 9.7% in the comparable prior year period. Compensation expense for the quarter ended June 30, 2004 attributable to the PPG segment was approximately $575,000 compared to $2.8 million in the prior year period. This decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003.

      OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other selling, general and administrative expenses were $5.7 million for the quarter ended June 30, 2004, 21.5% less than other selling, general and administrative expenses of $7.2 million for the quarter ended June 30, 2003. This decrease is primarily a result of a reduction of sales force and marketing costs related to Xylos. During 2003, we incurred approximately $1.0 million in sales force and marketing costs as compared to $28,000 for the quarter ended June 30, 2004 as we stopped selling the products on May 16, 2004. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 6.2% for the quarter ended June 30, 2004 from 9.3% for the quarter ended June 30, 2003 due to continuing cost management efforts. Other selling, general and administrative expenses attributable to the SMSG segment for the quarter ended June 30, 2004 were $5.7 million, compared to other selling, general and administrative expenses of $4.0 million attributable to that segment for the comparable prior year period. This increase is primarily due to a larger portion of corporate overhead costs being utilized by the SMSG segment in the current period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 6.2% and 6.1% for the quarters ended June 30, 2004 and 2003, respectively. Other selling, general and administrative expenses attributable to the PPG segment for the quarter ended June 30, 2004 were approximately $5,000 compared to $3.2 million for the comparable prior year period; this decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003 and the termination of the Xylos agreement.

      OPERATING INCOME. Operating income for the quarter ended June 30, 2004 was $8.2 million, compared to operating income of $4.5 million for the quarter ended June 30, 2003. Operating income as a percentage of revenue increased to 9.0% for the three months ended June 30, 2004 from 5.8% in the comparable prior year period. Operating income for the quarter ended June 30, 2004 for the SMSG segment was $9.3 million, or 25.2% higher than the SMSG operating income for the quarter ended June 30, 2003 of $7.4 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 10.1% for the quarter ended June 30, 2004, from 11.4% for the comparable prior year period. There was an operating loss for the PPG segment for the quarter ended June 30, 2004 of approximately $1.1 million, primarily due to the $1.2 million increase in the Ceftin returns reserve compared to an operating loss of $2.9 million for the prior year period.

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


SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      REVENUE. Net revenue for the six months ended June 30, 2004 was $184.0 million, 22.1% more than the comparable prior year period. Net revenue from the SMSG segment for the six months ended June 30, 2004 was $182.0 million, 41.9% more than net revenue of $128.3 million for the six months ended June 30, 2003. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003 which are still ongoing in 2004. Net PPG revenue for the six months ended June 30, 2004 was $2.0 million; that consisted primarily of Lotensin royalties, partially offset by the $1.2 million of negative revenue that was recognized due to the increase in the Ceftin returns reserve (as discussed more fully in Note 4 to the financial statements). The Lotensin royalties earned during the remaining two quarters of 2004 are expected to diminish substantially because the product lost its patent protection in February 2004. Net PPG revenue was $22.4 million in the comparable prior year period. The Lotensin contract, which was a major contributor in 2003, was completed December 31, 2003.

      COST OF GOODS AND SERVICES. Cost of goods and services for the six months ended June 30, 2004 was $135.7 million, 20.9% more than cost of goods and services of $112.3 million for the six months ended June 30, 2003. As a percentage of total net revenue, cost of goods and services decreased to 73.7% for the six months ended June 30, 2004 from 74.5% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the SMSG segment for the quarter ended June 30, 2004 were $135.5 million, 45.4% more than program expenses of $93.2 million for the prior year period. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003. As a percentage of sales and marketing services segment revenue, program expenses for the six months ended June 30, 2004 and 2003 were 74.4% and 72.6%, respectively. The reduction in gross profit percentage of 1.8% is primarily attributable to greater incentive payments earned in 2003, and severance and reassignment costs incurred in 2004 associated with programs that terminated early. Cost of goods and services associated with the PPG segment were $244,000 and $19.1 million for the six months ended June 30, 2004 and 2003, respectively. This decrease can be primarily attributed to the completion of the Lotensin contract that ended December 31, 2003. Also during the quarter ended June 30, 2003 we recognized a $340,000 net reduction in the restructuring accrual associated with the 2002 Restructuring Plan (see Note 4 and "RESTRUCTURING AND OTHER RELATED EXPENSES" disclosure below for further explanations.)

      COMPENSATION EXPENSE. Compensation expense for the six months ended June 30, 2004 was $18.1 million, essentially the same as $18.0 million for the comparable prior year period. As a percentage of total net revenue, compensation expense decreased to 9.9% for the six months ended June 30, 2004 from 11.9% for the six months ended June 30, 2003 due to continuing cost management efforts. Compensation expense for the six months ended June 30, 2004 attributable to the SMSG segment was $16.5 million compared to $12.4 million for the six month period ended June 30, 2003; this increase can be attributed to a greater amount of management's time and effort being allocated to the SMSG segment in 2004. As a percentage of net revenue from sales and marketing services, compensation expense decreased to 9.0% from 9.7% in the comparable prior year period. Compensation expense for the six months ended June 30, 2004 attributable to the PPG segment was $1.7 million or 83.9% of PPG revenue, compared to $5.6 million or 24.9% in the prior year period. A large portion of compensation expense through the six months ended June 30, 2004 attributable to the PPG segment was for severance related activities which occurred in the first quarter of 2004.
The decrease from the comparable prior year period can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003.

      OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other selling, general and administrative expenses were $12.1 million for the six months ended June 30, 2004, 6.8% less than other selling, general and administrative expenses of $13.0 million for the six months ended June 30, 2003. Excluding approximately $700,000 in legal fee reimbursements from Bayer in the first quarter of 2003, total other selling, general and administrative expenses are approximately $1.6 million less for the comparable period in 2004. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 6.6% for the six months ended June 30, 2004 from 8.6% for the six months ended June 30, 2003. Other selling, general and administrative expenses attributable to the SMSG segment for the six months ended June 30, 2004 were $11.4 million, compared to other selling, general and administrative expenses of $7.4 million attributable to that segment for the comparable prior year period. This increase is primarily due to a larger portion of resources and corporate overhead costs being utilized by the SMSG segment in the current period. As a percentage of net revenue from sales and marketing services, other selling, general and administrative expenses were 6.3% and 5.8% for the six months ended June 30, 2004 and 2003, respectively. Other selling, general and administrative expenses attributable to the PPG segment for the six months ended June 30, 2004 were approximately $759,000 compared to $5.6 million for the comparable prior year period; this decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003 and the termination of the Xylos agreement.

      RESTRUCTURING AND OTHER RELATED EXPENSES (CREDITS). For the six months ended June 30, 2004 we did not recognize any adjustments to the restructuring accrual. During the six months ended June 30, 2003, we recognized a $270,000 reduction in the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio. During the quarter ended June 30, 2003 we also incurred approximately $133,000 of additional restructuring expense due to higher than expected contractual termination costs. This additional expense was recorded in program expenses consistent with the original recording of the restructuring charges. Also during the quarter ended June 30, 2003 we recognized a $473,000 reduction in the restructuring accrual due to greater success in the reassignment of sales representatives to other programs and the voluntary departure of other sales representatives which combined to reduce the requirement for severance costs. This adjustment was recorded in program expenses consistent with the original recording of the restructuring charges. See the "RESTRUCTURING AND OTHER RELATED EXPENSES" disclosure below for further explanations of the Restructuring Plan and related activity.

      LITIGATION SETTLEMENT. On May 8, 2003, we entered into a settlement and mutual release agreement with Auxillium (Settlement Agreement). The settlement terms included a cash payment paid upon execution of the Settlement Agreement and other additional expenses that totaled $2.1 million. This expense was recorded in the quarter ended March 31, 2003.

      OPERATING INCOME. Operating income for the six months ended June 30, 2004 was $18.0 million, an increase of 221.9%, compared to operating income of $5.6 million for the six months ended June 30, 2003. Operating income as a percentage of revenue increased to 9.8% for the six months ended June 30, 2004 from 3.7% in the comparable prior year period. This relates to higher revenue and gross margin from the impact of three dedicated sales contracts entered into in July 2003 as well as the impact of management's cost containment efforts. Operating income for the six months ended June 30, 2004 for the SMSG segment was $18.7 million, or 31.5% higher than the SMSG operating income for the six months ended June 30, 2003 of $14.2 million. As a percentage of net revenue from the sales and marketing services segment, operating income for that segment decreased to 10.3% for the six months ended June 30, 2004, from 11.1% for the comparable prior year period. There was an operating loss for the PPG segment for the six months ended June 30, 2004 of approximately $683,000, substantially due to the $1.2 million increase in the Ceftin returns reserve, compared to an operating loss of $8.6 million for the prior year period.

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

      Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the six months ended June 30, 2004, we had two major clients that accounted for approximately 44.5% and 20.8%, respectively, or a total of 65.3% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.

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

      The restatement of the unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2004 and 2003 as discussed in
Note 1B to the unaudited interim consolidated financial statements has no effect on our cash balances, liquidity or financial condition.

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

      A roll forward of the activity for the 2002 Restructuring Plan is as follows:


                                  BALANCE AT                                               BALANCE AT
      (IN THOUSANDS)          DECEMBER 31, 2003    ADJUSTMENTS          PAYMENTS          JUNE 30, 2004
Administrative severance           $ 285               $--               $(155)               $ 130
Exit costs                           459                --                (145)                 314
                                   -----               ---               -----                -----
                                     744                --                (300)                 444
                                   -----               ---               -----                -----
Sales force severance               --
                                                                         -----                -----
                                   -----               ---               -----                -----
                                   -----               ---               -----                -----
   TOTAL                           $ 744               $--               $(300)               $ 444
                                   =====               ===               =====                =====

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company became aware of the applicability of the accounting pronouncement, EITF 01-14, to the Company's financial statements in September 2004. EITF 01-14 should have been applied to such financial statements beginning with first quarter of 2002. Due to the non-application of EITF 01-14 since 2002, the Company discovered certain errors in the classification of reimbursable costs in its consolidated statements of operations since 2002, which are described in Note 1B to the consolidated financial statements in the Form 10-K/A for 2003 filed on November 3, 2004. As a result, the Company determined that a material weakness existed in its financial reporting and disclosure controls regarding the selection and application of generally accepted accounting principles (GAAP), and preparation of the consolidated financial statements. Accordingly, the Company has determined that its internal controls over financial reporting and disclosure controls and procedures were not effective as of June 30, 2004.

      The Company considered the impact of the material weakness as of June 30, 2004, and determined that the magnitude of any actual or potential misstatement was limited to an increase by identical amounts in revenue and cost of goods and services in the relevant financial statements with no changes to gross profit, operating income, net income, or earnings per share, nor is there any effect on the consolidated balance sheets, consolidated statements of cash flows, or consolidated statements of changes in stockholders' equity.

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

(B)      REPORTS ON FORM 8-K

    During the three months ended June 30, 2004, the Company filed the following reports on Form 8-K:



      Date            Item(s)                     Description
 --------------     -----------   ----------------------------------------------
 May 5, 2004         7 and 12     Press Release:  PDI Reports First Quarter 2004
                                   Financial Results
 June 24, 2004           5        PDI announces retirement of Gerald J.
                                   Mossinghoff, Board Member

SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

November 3, 2004                                      PDI, INC.
                                                    (Registrant)


                                   By: /s/ Charles T. Saldarini
                                       -----------------------------------------
                                       Charles T. Saldarini
                                       Chief Executive Officer


                                   By: /s/ Bernard C. Boyle
                                       -----------------------------------------
                                       Bernard C. Boyle
                                       Chief Financial and Accounting
                                       Officer