Form 10-Q
period 2004-09-30
PDI INC
filed 2004-11-04
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    ---------
                                    FORM 10-Q
                                    ---------

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-24249

                                    PDI, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                                     22-2919486
      -----------------------------------          ----------------------
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

                                Yes [X]     No[_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                Yes [X]     No[_]

As of October 29, 2004 the Registrant had a total of 14,687,469 shares of Common Stock, $.01 par value, outstanding.

                                      INDEX
                                      -----

                                    PDI, INC.


           PART I. FINANCIAL INFORMATION
           -----------------------------
                                                                            Page
Item 1.    Consolidated Financial Statements (unaudited)

           Balance Sheets
           September 30, 2004 and December 31, 2003............................3

           Statements of Operations -- Three and Nine Months
           Ended September 30, 2004 and 2003...................................4

           Statements of Cash Flows -- Nine Months
           Ended September 30, 2004 and 2003...................................5

           Notes to Consolidated Interim Financial Statements..................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................23

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk......................................Not Applicable

Item 4.    Controls and Procedures............................................38


PART II. OTHER INFORMATION
--------------------------

Item 1.    Legal Proceedings..................................................39
Item 6.    Exhibits...........................................................40


SIGNATURES....................................................................41

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)


                                                     September 30,  December 31,
                                                         2004            2003
                                                       ---------      ---------


                                ASSETS
Current assets:
  Cash and cash equivalents .......................... $  77,284     $ 113,288
  Short-term investments .............................    29,032         1,344
  Inventory, net .....................................        --            43
  Accounts receivable, net of allowance for
    doubtful accounts of $349 and $749 as of
    September 30, 2004 and December 31, 2003,
    respectively .....................................    22,932        40,885
  Unbilled costs and accrued profits on contracts
    in progress ......................................     2,442         4,041
  Deferred training and other program costs ..........     1,656         1,643
  Other current assets ...............................    10,836         8,847
  Deferred tax asset .................................     3,900        11,053
                                                       ---------     ---------
Total current assets .................................   148,082       181,144

Net property and equipment ...........................    18,369        14,494
Deferred tax asset ...................................     6,797         7,304
Goodwill .............................................    21,759        11,132
Other intangible assets ..............................    20,021         1,648
Other long-term assets ...............................     3,833         3,901
                                                       ---------     ---------
Total assets ......................................... $ 218,861     $ 219,623
                                                       =========     =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................... $   3,394     $   8,689
  Accrued returns ....................................     4,602        22,811
  Accrued incentives .................................    17,149        20,486
  Accrued salaries and wages .........................     8,897         9,031
  Unearned contract revenue ..........................     9,809         3,604
  Restructuring accruals .............................       321           744
  Income taxes and other accrued expenses ............    15,422        15,770
                                                       ---------     ---------
Total current liabilities ............................    59,594        81,135
Total long-term liabilities ..........................        --            --
                                                       ---------     ---------
Total liabilities ....................................    59,594        81,135
                                                       ---------     ---------

Commitments and Contingencies (note 13)

Stockholders' equity:

Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding .....        --            --
Common stock, $.01 par value, 100,000,000 shares
    authorized: shares issued and outstanding,
    September 30, 2004 - 14,625,537, and
    December 31, 2003 - 14,387,126; 161,115 and
    136,178 restricted shares issued and
    outstanding at September 30, 2004 and
    December 31, 2003, respectively ..................       148           145
Additional paid-in capital ...........................   115,492       109,531
Retained earnings ....................................    45,990        29,505
Accumulated other comprehensive income ...............        47            25
Unamortized compensation costs .......................    (2,300)         (608)
Treasury stock, at cost: 5,000 shares ................      (110)         (110)
                                                       ---------     ---------
Total stockholders' equity ...........................   159,267       138,488
                                                       ---------     ---------
Total liabilities & stockholders' equity ............. $ 218,861     $ 219,623
                                                       =========     =========

                   The accompanying notes are an integral part
                          of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                               ---------------------     ----------------------
                                                                 2004         2003         2004          2003
                                                               --------      -------     --------      --------
                                                                            (restated)                (restated)
Revenue
   Service ...............................................     $ 92,525      $94,470     $277,666      $245,111
Product, net .............................................           (3)          81       (1,034)          197
                                                               --------      -------     --------      --------
       Total revenue .....................................       92,522       94,551      276,632       245,308
                                                               --------      -------     --------      --------
Cost of goods and services
  Program expenses (including related party amounts of
     $0 and $653 for the quarters ended September 30, 2004
     and 2003, respectively and $180 and $1,287 for the
     nine months ended September 30, 2004 and 2003,
     respectively) .......................................       68,127       70,085      203,670       182,227
  Cost of goods sold .....................................           10          952          244         1,097
                                                               --------      -------     --------      --------
       Total cost of goods and services ..................       68,137       71,037      203,914       183,324
                                                               --------      -------     --------      --------

Gross profit .............................................       24,385       23,514       72,718        61,984

Compensation expense .....................................        8,409        9,297       26,549        27,294
Other selling, general and administrative expenses .......        6,941        7,676       19,089        20,714
Restructuring  and other related expenses ................           --           --           --          (270)
Litigation settlement ....................................           --           --           --         2,100
                                                               --------      -------     --------      --------
       Total operating expenses ..........................       15,350       16,973       45,638        49,838
                                                               --------      -------     --------      --------
Operating income .........................................        9,035        6,541       27,080        12,146
Other income, net ........................................          231          246          860           741
                                                               --------      -------     --------      --------
Income before provision for taxes ........................        9,266        6,787       27,940        12,887
Provision for income taxes ...............................        3,799        2,605       11,455         5,115
                                                               --------      -------     --------      --------
Net income ...............................................     $  5,467      $ 4,182     $ 16,485      $  7,772
                                                               ========      =======     ========      ========


Basic net income per share ...............................     $   0.37      $  0.29     $   1.13      $   0.55
                                                               ========      =======     ========      ========
Diluted net income per share .............................     $   0.37      $  0.29     $   1.11      $   0.54
                                                               ========      =======     ========      ========

Basic weighted average number of shares outstanding ......       14,621       14,252       14,538        14,202
                                                               ========      =======     ========      ========
Diluted weighted average number of shares outstanding ....       14,933       14,543       14,873        14,349
                                                               ========      =======     ========      ========


                   The accompanying notes are an integral part
                         of these financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              -----------------------
                                                                                2004           2003
                                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................................   $ 16,485       $  7,772
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization ....................................      4,272          4,428
         Reserve for inventory obsolescence and bad debt ..................         54          2,041
         Loss on disposal of assets .......................................        264             --
         Deferred taxes, net ..............................................      7,660             --
         Stock compensation costs .........................................      1,135            403
     Other changes in assets and liabilities:
         Decrease in accounts receivable ..................................     19,665          1,823
         Decrease (increase) in inventory .................................         43           (363)
         Decrease (increase) in unbilled costs ............................      1,599         (1,106)
         (Increase) in deferred training ..................................        (13)          (596)
         (Increase) decrease in other current assets ......................       (457)        15,807
         Decrease in other long-term assets ...............................         68            140
         (Decrease) in accounts payable ...................................     (5,779)          (209)
         (Decrease) in accrued returns ....................................    (18,208)        (5,733)
         (Decrease) increase in accrued liabilities .......................     (3,471)         7,760
         (Decrease) in restructuring liability ............................       (423)        (4,225)
         Increase (decrease) in unearned contract revenue .................      3,392           (800)
         (Increase) decrease in income taxes and other accrued expenses ...     (1,593)         1,473
                                                                              --------       --------
Net cash provided by operating activities .................................     24,693         28,615
                                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
      (Purchases) sales of short-term investments .........................    (27,665)          4,279
      Cash paid for acquisition, including closing costs ..................    (28,394)            --
      Purchase of property and equipment ..................................     (7,774)        (1,482)
                                                                              --------       --------
Net cash (used in) provided by investing activities .......................    (63,833)         2,797
                                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from exercise of stock options .........................      3,136            886
                                                                              --------       --------
Net cash provided by financing activities .................................      3,136            886
                                                                              --------       --------

Net (decrease) increase in cash and cash equivalents ......................    (36,004)        32,298
Cash and cash equivalents - beginning .....................................    113,288         66,827
                                                                              --------       --------
Cash and cash equivalents - ending ........................................   $ 77,284       $ 99,125
                                                                              ========       ========


                   The accompanying notes are an integral part
                         of these financial statements

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the "Company" or "PDI") and related notes as included in the Company's Amended Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the judgment of management, are necessary for a fair presentation of such financial statements. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

1B.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      We have restated our previously issued consolidated financial statements for the three and nine months ended September 30, 2003 (the previously issued financial statements) to apply the provisions of EITF 01-14, "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred". (EITF 01-14) In September 2004, the Company became aware that it should have been applying EITF 01-04 to the previously issued financial statements. In accordance with EITF 01-14, direct reimbursements received by us from our clients for certain costs incurred should have been included as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services in the previously issued financial statements were increased by $8.3 million for the quarter ended September 30, 2003, and $20.2 million for the nine months ended September 30, 2003. EITF 01-14, which was issued in late 2001, was applicable for years beginning in 2002, and also required reclassification of all previous periods for comparative purposes.

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

                                  QUARTER ENDED             NINE MONTHS ENDED
                                    30-SEP-03                   30-SEP-03
                             ----------------------      ----------------------
                                 AS                          AS
                             PREVIOUSLY       AS         PREVIOUSLY       AS
                              REPORTED     RESTATED       REPORTED     RESTATED
                             ----------    --------      ----------    --------
CONSOLIDATED STATEMENTS
OF OPERATIONS:
  Service revenue             $86,200       $94,470      $224,888      $245,112
  Product revenue                  81            81           197           197
                              -------       -------      --------      --------
     TOTAL REVENUE             86,281        94,551       225,085       245,309
                              -------       -------      --------      --------
  Program expenses             61,815        70,085       162,004       182,228
  Cost of goods sold              952           952         1,097         1,097
                              -------       -------      --------      --------
TOTAL COST OF GOODS
AND SERVICES                   62,767        71,037       163,101       183,325
                              -------       -------      --------      --------
     GROSS PROFIT             $23,514       $23,514      $ 61,984      $ 61,984
                              -------       -------      --------      --------

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

      Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the three months ended September 30, 2004, and 2003 the Company's three largest clients who each individually represented 10% or more of its service revenue, accounted for approximately, in the aggregate, 74.4%, and 72.4%, respectively, of the Company's service revenue. For the nine months ended September 30, 2004, and 2003 the Company's two largest clients who each accounted for 10% or more of its service revenue totaled, in the aggregate, 64.9%, and 67.0%, respectively, of the Company's service revenue.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      Reimbursable Out-of-pocket Expenses
      -----------------------------------

      Reimbursable out-of-pocket expenses include those relating to out-of pocket expenses and other similar costs, for which we are reimbursed at cost from our clients. In accordance with EITF 01-14 reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of goods and services in the consolidated statements of operations. Out-of-pocket expenses for the three and nine month periods ended September 30, 2004 were $5.4 million and $18.0 million, respectively. Out-of-pocket expenses for the three and nine month periods ended September 30, 2003 were $8.3 million and $20.2 million, respectively.

      Training and Other Initial Direct Costs
      ---------------------------------------

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

      Product Revenue and Cost of Goods Sold
      --------------------------------------

      Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue for the three and nine month periods ended September 30, 2004 was negative, primarily from the adjustment to the Ceftin returns reserve, as discussed in Note 5 to the consolidated financial statements, net of the sale of the Xylos wound care products. Product revenue of $81,000 and $197,000 for the three and nine month periods ended September 30, 2003 was primarily from the sale of the Xylos wound care products.

      Cost of goods sold includes all expenses for product distribution costs, acquisition and manufacturing costs of the product sold.

3.    ACQUISITION

      On August 31, 2004, the Company acquired substantially all of the assets of Pharmakon, L.L.C. ("Pharmakon") in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions of Statement of Financial Accounting Standards (SFAS) 141. The Company made payments to the members of Pharmakon at closing of $27.4 million, and assumed approximately $2.6 million in net liabilities. Additional payments of approximately $1.0 million were made as a result of closing costs. Additionally, the members of Pharmakon can still earn up to an additional $10 million in cash based upon achievement of certain annual profit targets through December 2006. These payments, if made, would be added to goodwill. In connection with this transaction, the Company has recorded $29.5 million in goodwill and other identifiable intangibles, which consists of $10.6 million in goodwill and $18.9 million in other identifiable intangible assets.

      Pharmakon is a healthcare communications company focused on the marketing of ethical pharmaceutical and biotechnology products. A primary reason for the acquisition of Pharmakon was the advancement of the Company's goal to expand its presence in the growing and heavily outsourced medical education market.
Pharmakon's emphasis is on the creation, design and implementation of interactive peer persuasion programs. The successful integration of Pharmakon and PDI will result in both companies leveraging their account relationships and successfully cross selling their services.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      The following unaudited pro forma consolidated results of operations for the nine-month periods ended September 30, 2004 and 2003 assume that the Company and Pharmakon had been combined as of the beginning of the periods presented.
The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

                             Nine Months Ended
                               September 30,
                         -------------------------
                            2004            2003
                         ---------       ---------
                 (in thousands, except for per share data)

Revenue                  $ 289,765       $ 256,761
                         =========       =========
Net income               $  18,622       $   9,174
                         =========       =========
Earnings per share       $    1.25       $    0.64
                         =========       =========


4.    STOCK-BASED COMPENSATION

      In June 2004, the Company adopted the PDI, Inc. 2004 Stock Award and Incentive Plan (the 2004 Plan), which was approved by the Company's board of directors in March 2004 and approved by the Company's Stockholders in June 2004. The 2004 Plan supplements the Company's 2000 Omnibus Incentive Compensation Plan and 1998 Stock Option Plan (the Preexisting Plans), reserving 2,896,868 shares for options, restricted stock and a variety of other types of awards. The 2004 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock, deferred stock, other awards based on common stock, dividend equivalents, stock-based performance awards, cash-based performance awards, shares issuable in lieu of rights to cash compensation and discounted options pursuant to an employee stock purchase program. No new awards will be authorized for grant under the Preexisting Plans, but previously authorized awards under those plans will remain in effect. SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" allows companies a choice of measuring employee stock-based compensation expense based on either the fair value method of accounting or the intrinsic value approach under the Accounting Pronouncement Board (APB) Opinion No. 25. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, AND RELATED INTERPRETATIONS." No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Certain employees have received restricted common stock, the amortization of which is reflected in net income and was $291,000 and $856,000 for the three and nine month periods ended September 30, 2004. Additionally, during the first quarter of 2004, the Company accelerated the vesting of stock option grants and restricted stock grants for certain employees which resulted in total compensation of approximately $275,000 in the quarter ended March 31, 2004. As required by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS NO. 123", the following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                      2004            2003            2004           2003
                                                   ---------       ---------       ---------       ---------
                                                             (in thousands, except per share data)
Net income, as reported                            $   5,467       $   4,182       $  16,485       $   7,772
Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects                                   172              82             667             294
Deduct: Total stock-based employee
compensation expense determined under fair
value based methods for all awards, net of
related tax effects                                     (988)         (1,666)         (3,053)         (4,800)
                                                   ---------       ---------       ---------       ---------
Pro forma net income                               $   4,651       $   2,598       $  14,099       $   3,266
                                                   =========       =========       =========       =========

Net income per share
    Basic--as reported                             $    0.37       $    0.29       $    1.13       $    0.55
                                                   =========       =========       =========       =========
    Basic--pro forma                               $    0.32       $    0.18       $    0.97       $    0.23
                                                   =========       =========       =========       =========

    Diluted--as reported                           $    0.37       $    0.29       $    1.11       $    0.54
                                                   =========       =========       =========       =========
    Diluted--pro forma                             $    0.31       $    0.18       $    0.95       $    0.23
                                                   =========       =========       =========       =========


      Compensation cost for the determination of pro forma net income - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 3.40% and 2.85% at September 30, 2004 and 2003, respectively; (ii) expected life of five years for the three and nine month periods ended September 30, 2004 and 2003; (iii) expected dividends - $0 for the three and nine month periods ended September 30, 2004 and 2003; and (iv) volatility of 100% for the three and nine months periods ended September 30, 2004 and 2003. The weighted average fair value of options granted during the three and nine month periods ended September 30, 2004 was $20.99 and $19.27, respectively and for the three and nine month periods ended September 30, 2003 were $12.94 and $11.23, respectively.

      In March 2003, the Company initiated an option exchange program pursuant to which eligible employees, which excluded certain members of senior management, were offered an opportunity to exchange an aggregate of 357,885 outstanding stock options with exercise prices of $30.00 and above for either cash or shares of restricted stock, depending upon the number of options held by an eligible employee. The offer exchange period expired on May 12, 2003. Approximately 310,403 shares of common stock underlying eligible options were tendered by eligible employees and accepted by the Company. This number represented approximately 87% of the total shares of common stock underlying eligible options. A total of approximately 120 eligible participants elected to exchange an aggregate of approximately 59,870 shares of common stock under eligible options and received cash in the aggregate amount of approximately $67,000 (which amount includes applicable withholding taxes). A total of approximately 145 eligible participants elected to exchange an aggregate of approximately 250,533 shares of common stock underlying eligible options in exchange for an aggregate of approximately 49,850 shares of restricted stock. All tendered options were canceled and became eligible for re-issuance under the Company's option plans. The restricted stock is subject to three-year cliff vesting and is subject to forfeiture upon termination of employment other than in the event of the recipient's death or disability.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


      Approximately 47,483 options, which were offered to, but did not participate in, the option exchange program, are subject to variable accounting. As such, the Company may record compensation expense if the market price of the Company's common stock exceeds the exercise price of the non-tendered options until these options are terminated, exercised or forfeited. To date, this has not occurred. The non-tendered options have exercise prices ranging from $59.50 to $80.00 and a remaining life of 6.0 to 6.3 years.

5.    CEFTIN CONTRACT TERMINATION

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


rebate liabilities, and concluded based on its returns reserve review process, which included a review of prescription and withdrawal data for branded Ceftin as well as information communicated to the Company by the wholesalers, that the remaining $11.0 million reserve for returns was adequate as of September 30, 2003.

      In the fourth quarter of 2003, the Company determined, based primarily upon new information obtained from its wholesalers as part of its ongoing reserve review process, that significant amounts of inventory, incremental to that previously reported by the wholesalers, were being held by them in inventory. The Company believed that this resulted, in part, from the sale by the wholesalers of Ceftin product not supplied by the Company and acquired by the wholesalers subsequent to the mutual termination of the Ceftin agreement. Based upon that information, the Company increased its returns reserve $12.0 million to a total reserve of $22.8 million in the fourth quarter of 2003.

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

      The Company's reserve of $4.6 million at September 30, 2004 reflects the Company's estimated liability for all identified product that could potentially be returned by all the remaining wholesalers, and an estimate of the Company's liability with respect to remaining, but not yet identified, product sold by the Company that is still being held in the trade. The reserve has been calculated based on, with respect to certain wholesalers, reimbursing the wholesalers at the amount that they purchased the product from the Company. The reserve as recorded by the Company is its best estimate based on its understanding of its obligations. The reserve also includes a liability of $2.5 million for services to be purchased by the Company from a large wholesaler which the Company was able to negotiate in lieu of cash payments as described above. The Company will continue to assess the adequacy of its reserves until the Company's obligations for processing any returned products ceases on December 31, 2004.

6.    OTHER PERFORMANCE BASED CONTRACTS

      In May 2001, the Company entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R). That agreement was scheduled to run through December 31, 2003. On May 20, 2002, this agreement was replaced by two separate agreements, one for Lotensin and one for Lotrel-Diovan through the addition of Diovan(R) and Diovan HCT(R). Both of these agreements were scheduled to end December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one year period. In February 2004, the Company was notified by Novartis of its intent to terminate the Lotrel-Diovan agreement, without cause, effective March 16, 2004 and, as a result, $28.9 million of anticipated revenue associated with the Lotrel-Diovan agreement in 2004 will not be realized. The Company was compensated under the terms of the agreement through the effective termination date. Even though the Lotensin agreement ended December 31, 2003, the Company is still entitled to receive royalty payments on the sales of Lotensin through December 31, 2004. The royalties earned under this arrangement for the three and nine month periods ended September 30, 2004 were approximately $441,000 and $3.4 million, respectively; the royalties earned during the remainder of 2004 are expected to diminish because the product lost its patent protection in February 2004.

      In October 2002, the Company entered into an agreement with Xylos Corporation (Xylos) for the

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

      On December 31, 2002, the Company entered into a licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the U.S. Food and Drug Administration (FDA) in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told the Company that it is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. Under the terms of the agreement, the Company paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. Under the terms of the licensing agreement, if it should be enforced (see discussion of the lawsuit below), this nonrefundable payment was made prior to FDA approval and, since there is no alternative future use of the licensed rights, the $15.0 million payment was expensed by the Company in December 2002, when incurred. This amount was recorded in other selling, general, and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the licensing agreement, if it should be enforced (see discussion of lawsuit below), the Company will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. The Company believes that it will not be required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2004, and it is unclear at this point when or if Cellegy will get Fortigel approved by the FDA which would trigger the Company's obligation to pay $10.0 million to Cellegy. Royalty payments to Cellegy over the term of the commercial life of the product would range from 20% to 30% of net sales. As discussed in Note 13, the Company filed a complaint against Cellegy in December 2003, that alleges, among other things, that Cellegy fraudulently induced the Company to enter into the licensing agreement, and seeks the return of the $15.0 million initial licensing fee, plus additional damages caused by Cellegy's conduct. Since the Company filed the lawsuit, Cellegy is no longer in regular contact with the Company regarding Fortigel. Thus, for example, the Company has been informed that Cellegy is in continuing contact with the FDA but the Company is unaware of the precise FDA status regarding Fortigel (as of June 30, 2004, it had not been approved). Accordingly, the Company may not possess the most current and reliable information concerning the current status of, or future prospects relating to Fortigel. The issuance of the non-approvable letter by the FDA concerning Fortigel, however, casts significant doubt upon Fortigel's prospects and whether it will ever be approved. The Company cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S.

      As discussed in Note 13, in May 2003, the Company settled a lawsuit with Auxilium

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


Pharmaceuticals, Inc. which sought to enjoin its performance under the Cellegy agreement.

7.    OTHER INVESTMENTS

      In October 2002, the Company acquired $1.0 million of preferred stock of Xylos. The Company recorded its investment in Xylos under the cost method and its ownership interest in Xylos is less than five percent. As discussed in Note 6, the Company served in 2003 as the exclusive distributor of the Xylos XCell product line, but on January 2, 2004, the Company terminated that arrangement effective May 16, 2004. In addition, in February 2004, the Company entered into a term loan agreement with Xylos, pursuant to which it has made loans to Xylos in an aggregate amount of $500,000; $375,000 was disbursed in the quarter ended March 31, 2004 and the remaining $125,000 was disbursed in April 2004. Pursuant to the terms of the agreement, the loans are due to be repaid on June 30, 2005. Although Xylos recognized operating losses in 2003 and through the first nine months of 2004, the Company continues to believe that, based on current prospects and activities at Xylos, its investment in Xylos is not impaired and the amounts loaned are recoverable as of September 30, 2004. However, if Xylos continues to experience losses and is not able to generate sufficient cash flows through financing, the Company may not recover its loans and its investment may become impaired.

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

8.    INVENTORY

      At September 30, 2004 the Company no longer has any finished goods inventory relating to the XCell wound care products. At December 31, 2003, the Company had approximately $43,000 in finished goods inventory, net of reserves.

      In the third quarter of 2003, as a result of the continued lower than anticipated Xylos product sales, management recorded a reserve of $835,000 to reduce the value of the XCell inventory to its estimated net realizable value. As discussed in Note 6, on January 2, 2004 the Company gave notice of termination of its agreement with Xylos, effective May 16, 2004. As of September 30, 2004 all remaining inventory had been destroyed.

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

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

      On March 31, 2004, the FASB issued an Exposure Draft, "Share-Based Payment
- An Amendment of FASB Statements No. 123 and 95" (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

10.   HISTORICAL AND PRO FORMA BASIC AND DILUTED NET INCOME PER SHARE

      Historical and pro forma basic and diluted net income per share is calculated based on the requirements of SFAS No. 128, "EARNINGS PER SHARE." A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the periods ended September 30, 2004 and 2003 is as follows:

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                          2004        2003      2004       2003
                                         ------      ------    ------     ------
                                                      (in thousands)

Basic weighted average number
    of common shares outstanding ......  14,621      14,252    14,538     14,202
Dilutive effect of stock options and
    restricted stock ..................     312         291       335        147
                                         ------      ------    ------     ------
Diluted weighted average number
    of common shares outstanding ......  14,933      14,543    14,873     14,349
                                         ======      ======    ======     ======

      Outstanding options at September 30, 2004 to purchase 412,268 shares of common stock with exercise prices ranging from $27.00 to $93.75 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive. Outstanding options at September 30, 2003 to purchase 447,174 shares of common stock with exercise prices ranging from

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


$21.10 to $93.75 were not  included in the  computation  of  historical  and pro
forma   diluted  net  income  per  share  because  to  do  so  would  have  been antidilutive.

11.   SHORT-TERM INVESTMENTS

      At September 30, 2004, short-term investments were $29.0 million, including approximately $1.5 million of investments classified as available for sale securities. At September 30, 2003, short-term investments were $1.7 million, including approximately $1.2 million of investments classified as available for sale securities. The unrealized after-tax gain/(loss) on the available for sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income. All other short-term investments are stated at cost, which approximates fair value.

12.   OTHER COMPREHENSIVE INCOME

      A reconciliation of net income as reported in the Consolidated Statements of Operations to Other comprehensive income, net of taxes is presented in the table below.

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                          2004        2003      2004       2003
                                         ------      ------    ------     ------
                                                       (thousands)

Net income                               $ 5,467    $ 4,182    $16,485   $ 7,772
Other comprehensive income, net of tax:
    Unrealized holding gain on
      available-for-sale securities
      arising during the period              (10)        16          1       106
    Reclassification adjustment for
      losses included in net income           --          3         21        37
                                         -------    -------    -------   -------
Other comprehensive income               $ 5,457    $ 4,201    $16,507   $ 7,915
                                         =======    =======    =======   =======


13.   COMMITMENTS AND CONTINGENCIES

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

BAYER-BAYCOL LITIGATION

      The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol(R), a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer Corporation (Bayer) in the United States through early August 2001, at which time Bayer voluntarily withdrew Baycol from the United States market. Bayer retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company's defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings. To date, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, of which approximately $700,000 was received in the nine months ended September 30, 2003 and was reflected as a credit within selling, general and administrative expense. No amounts have been recorded in 2004.

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

      On May 8, 2003, the Company entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement as well as certain other additional expenses. The Company recorded a $2.1 million charge in the first quarter of 2003 related to this settlement. Pursuant to the Settlement Agreement, the Company also agreed that it would (a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxilium an additional amount per prescription to be determined based upon a specified formula, in the event any prescriptions were filled for Fortigel prior to January 26, 2004. As discussed in Note 6, in July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. The Company did not pay any additional amount to Auxilium as set forth in clause (b) above since Fortigel was not approved by the FDA prior to January 26, 2004. The Company does not believe that the terms of the
Settlement Agreement will have any impact on the success of its commercialization of the product if, or when, the FDA approves it.

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

      The accrual for restructuring and exit costs totaled approximately $321,000 at September 30, 2004, and is recorded in current liabilities on the accompanying balance sheet.

A roll forward of the activity for the 2002 Restructuring Plan is as follows:

                              BALANCE AT                            BALANCE AT
                             DECEMBER 31,                          SEPTEMBER 30,
         (IN THOUSANDS)          2003      ADJUSTMENTS   PAYMENTS      2004
                             -----------   -----------   --------  ------------
    Administrative severance     $285         $  --       $(199)       $ 86
    Exit costs                    459            --        (224)        235
                                 ----         -----       -----        ----
                                  744            --        (423)        321
                                 ----         -----       -----        ----
    Sales force severance          --            --          --          --
                                 ----         -----       -----        ----
       TOTAL                     $744         $  --       $(423)       $321
                                 ====         =====       =====        ====


15.   SEGMENT INFORMATION

      Effective in the first quarter of 2004, the Company reorganized its internal operating units from three reporting segments into two reporting segments: sales and marketing services group (SMSG) and PDI

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


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

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                            ------------------------        -------------------------
                                              2004            2003            2004             2003
                                            --------        --------        --------         --------
                                                                 (in thousands)
Revenue (2003 amounts restated)
   Sales and marketing services group       $ 92,008        $ 81,322        $274,131         $209,631
   PDI products group                            514          13,229           2,501           35,677
                                            --------        --------        --------         --------
      Total                                 $ 92,522        $ 94,551        $276,632         $245,308
                                            ========        ========        ========         ========

Income (loss) from operations, before
 corporate allocations
   Sales and marketing services group       $ 16,825        $ 12,087        $ 50,483         $ 32,999
   PDI products group                            200          (1,609)           (321)          (8,870)
   Corporate charges                          (7,990)         (3,937)        (23,082)         (11,983)
                                            --------        --------        --------         --------
      Total                                 $  9,035        $  6,541        $ 27,080         $ 12,146
                                            ========        ========        ========         ========

Corporate allocations
   Sales and marketing services group       $ (7,964)       $ (3,438)       $(22,895)        $(10,113)
   PDI products group                            (26)           (499)           (187)          (1,870)
   Corporate charges                           7,990           3,937          23,082           11,983
                                            --------        --------        --------         --------
      Total                                 $     --        $     --        $     --         $     --
                                            ========        ========        ========         ========

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                   ------------------------        -------------------------
                                                     2004            2003            2004             2003
                                                   --------        --------        --------         --------
                                                                        (in thousands)
Income (loss) from operations, less
  corporate allocations
   Sales and marketing services group              $  8,861       $  8,649        $ 27,588        $ 22,886
   Pharmaceutical products group                        174         (2,108)           (508)        (10,740)
   Corporate charges                                     --             --              --              --
                                                   --------       --------        --------        --------
      Total                                        $  9,035       $  6,541        $ 27,080        $ 12,146
                                                   ========       ========        ========        ========

Reconciliation of income from operations to
 income before provision for income taxes
   Total EBIT for operating groups                 $  9,035       $  6,541        $ 27,080        $ 12,146
   Other income, net                                    230            246             861             741
                                                   --------       --------        --------        --------
    Income before provision for income taxes       $  9,265       $  6,787        $ 27,941        $ 12,887
                                                   ========       ========        ========        ========

Capital expenditures
   Sales and marketing services group              $  2,772       $  1,055        $  7,774        $  1,482
   PDI products group                                    --             --              --              --
                                                   --------       --------        --------        --------
      Total                                        $  2,772       $  1,055        $  7,774        $  1,482
                                                   ========       ========        ========        ========

Depreciation expense
   Sales and marketing services group              $  1,095       $    965        $  3,674        $  2,864
   PDI products group                                     3            649              28           1,103
                                                   --------       --------        --------        --------
  Total                                            $  1,098     $  1,614        $  3,702        $  3,967
                                                   ========       ========        ========        ========

15.   GOODWILL AND INTANGIBLE ASSETS

      Effective January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." Under SFAS No. 142, goodwill is no longer amortized but is evaluated for impairment on at least an annual basis. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company performed the required annual impairment tests in the fourth quarter of 2003 and determined that no impairment existed at December 31, 2003. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company's total goodwill, which is not subject to amortization, totaled $21.8 million and $11.1 million as of September 30, 2004 and December 31, 2003, respectively.

      As a result of the acquisition of Pharmakon (discussed in Note 3), there was an additional $10.6 million added to the carrying amount of goodwill. The carrying amounts at September 30, 2004 by operating segment are shown below:

    (in thousands)                           SMSG        PPG        TOTAL
                                           -------     -------     -------

    Balance as of December 31, 2003        $11,132     $    --     $11,132
    Amortization                                --          --          --
    Acquisitions                            10,627          --      10,627
                                           -------     -------     -------

    Balance as of September 30, 2004       $21,759     $    --     $21,759
                                           =======     =======     =======


       All identifiable intangible assets recorded as of September 30, 2004 are being amortized on a straight-line basis over the life of the intangibles which range from 5 to 15 years. The carrying amounts at September 30, 2004 and December 31, 2003 are as follows:

                                    PDI, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

(in thousands)                    As of September 30, 2004                As of December 31, 2003
                             -----------------------------------      ---------------------------------
                             Carrying    Accumulated                  Carrying   Accumulated
                              Amount     Amortization      Net         Amount    Amortization      Net
                             --------    ------------    -------      --------   ------------    ------
Covenant not to compete       $ 1,826       $1,035       $   791       $1,686       $  780       $  906
Customer relationships         17,508          831        16,677        1,208          559          649
Corporate tradename             2,672          119         2,553          172           79           93
                              -------       ------       -------       ------       ------       ------

   Total                      $22,006       $1,985       $20,021       $3,066       $1,418       $1,648
                              =======       ======       =======       ======       ======       ======

      Amortization expense totaled approximately $260,000 and $567,000 for the three and nine months ended September 30, 2004 and approximately $153,000 and $460,000 for the three and nine months ended September 30, 2003. Estimated amortization expense for the next five years is as follows:

              (in thousands)
            2004       $1,040
                       ======
            2005        1,895
                       ======
            2006        1,703
                       ======
            2007        1,281
                       ======
            2008        1,281
                       ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD-LOOKING STATEMENTS

            VARIOUS  STATEMENTS  MADE IN THIS QUARTERLY  REPORT ON FORM 10-Q ARE
"FORWARD-LOOKING STATEMENTS" (WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON CURRENT
EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGEMENTS ABOUT, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THESE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, WE CANNOT ASSURE YOU THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT, THE INCLUSION OF THESE STATEMENTS SHOULD NOT BE INTERPRETED BY ANYONE THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS, RISKS AND UNCERTAINTIES (i) IDENTIFIED OR DISCUSSED HEREIN, (ii) SET FORTH IN "RISK FACTORS" UNDER PART I,
ITEM 1, OF THE COMPANY'S AMENDED ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2003 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND
(iii) SET FORTH IN THE COMPANY'S PERIODIC REPORTS ON FORMS 10-Q/A AND 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE JANUARY 1, 2004. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      We have restated our previously issued consolidated financial statements for the quarter ended September 30, 2003 (the previously issued financial statements) to apply the provisions of EITF 01-14, "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred". In accordance with EITF 01-14, direct reimbursements received by us from our clients for certain costs incurred should have been included as part of revenue with an identical increase to cost of goods and services, rather than being netted against cost of goods and services. Revenue and cost of goods and services in the previously issued financial statements were increased by $8.3 million for the quarter ended September 30, 2003, and $20.2 million for the nine months ended September 30, 2003. EITF 01-14, which was issued in late 2001, was applicable for years beginning in 2002, and also required reclassification of all previous periods for comparative purposes.

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

                                 QUARTER ENDED            NINE MONTHS ENDED
                                   30-SEP-03                  30-SEP-03
                           ------------------------    ------------------------
                               AS                          AS
                           PREVIOUSLY        AS        PREVIOUSLY        AS
                            REPORTED      RESTATED      REPORTED      RESTATED
                           ----------    ----------    ----------    ----------
CONSOLIDATED STATEMENTS
OF OPERATIONS:
  Service revenue          $   86,200    $   94,470    $  224,888    $  245,112
  Product revenue                  81            81           197           197
                           ----------    ----------    ----------    ----------
     TOTAL REVENUE             86,281        94,551       225,085       245,309
                           ----------    ----------    ----------    ----------
  Program expenses             61,815        70,085       162,004       182,228
  Cost of goods sold              952           952         1,097         1,097
                           ----------    ----------    ----------    ----------
TOTAL COST OF GOODS
AND SERVICES                   62,767        71,037       163,101       183,325
                           ----------    ----------    ----------    ----------
     GROSS PROFIT          $   23,514    $   23,514    $   61,984    $   61,984
                           ----------    ----------    ----------    ----------

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

               o  Medical device and diagnostic contract sales teams

               o  Clinical sales teams

               o  Hybrid teams

         o  Marketing research and consulting (MR&C)

         o  Medical education and communications (PDI EdComm and Pharmakon)

   o PDI products group (PPG) is comprised of those agreements in which PDI is directly or indirectly compensated on the basis of product sales. This segment currently has the remaining revenue from PDI's agreement with Novartis in support of Lotensin and the agreement with Xylos in support of XCell wound care products. We terminated our agreement our agreement with Xylos effective May 16, 2004. Both agreements have been terminated and the PPG segment is reporting the residual financial activity from those agreements.

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

Marketing Research (Mr&C)
-------------------------

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

Medical Education and Communications (Pdi Edcomm and Pharmakon)
---------------------------------------------------------------

      Our PDI EdComm group provides medical education and promotional communications to the biopharmaceutical and MD&D industries. Using an expert-driven, customized approach, we provide our clients with integrated advocacy development, accredited continuing medical education (CME), promotions, publication services and interactive sales initiatives to generate incremental value for products.

      PDI EdComm creates custom designed programs focusing on optimizing the informed use of our clients' products. Our services are executed through a customized, integrated plan that can be leveraged across the product's entire life cycle. We can meet a wide range of objectives, including advocacy during pre-launch, communicating disease state awareness, supporting a product launch, helping an under-performing brand, fending off new competition and expanding market leadership.

      Pharmakon's emphasis is on the creation, design and implementation of interactive peer persuasion programs. Each marketing program can be offered through a number of different venues including teleconferences, dinner meetings, "lunch and learns", and web casts. Within each of its programs, Pharmakon offers a number of services including strategic design, tactical execution, technology support, moderator services and thought leader management.

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

      Our MR&C, PDI EdComm, and Pharmakon contracts generally are for projects lasting from three to six months. The contracts are terminable by the client and provide for termination payments in the event they are terminated without cause. Termination payments include payment of all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of the projects, it is unlikely the loss or termination of any individual MR&C, EdComm, or Pharmakon contract would have a material adverse effect on our business, financial condition and results of operations.

      The contracts within the products group can be either performance based or fee for service and may require sales, marketing and distribution of product. In performance-based contracts, we typically provide and finance a portion, if not all, of the commercial activities in support of a brand in return for a percentage of product sales. An important performance parameter is normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases, for periods after our promotional activities have ended.

      In May  2001,  we  entered  into a  copromotion  agreement  with  Novartis
Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), Lotensin HCT(R) and Lotrel(R). That agreement was scheduled to run through December 31, 2003. On May 20, 2002, that agreement was replaced by two separate agreements: one for Lotensin and another one for Lotrel, Diovan(R) and Diovan HCT(R). The Lotensin agreement called for us to provide promotion, selling, marketing and brand management for Lotensin. In exchange, we were entitled to receive a percentage of product revenue based on certain total prescription (TRx) objectives above specified contractual baselines. Both agreements were scheduled to run through December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one-year period. In February 2004, we were notified by Novartis of its intent to terminate the Lotrel-Diovan contract without cause, effective March 16, 2004 and, as a result, $28.9 million of anticipated revenue associated with the Lotrel-Diovan contract in 2004 will not be realized. We were compensated under the terms of the agreement through the effective termination date. Even though the Lotensin agreement ended December 31, 2003, we are still entitled to receive royalty payments on the sales of Lotensin through December 31, 2004. The royalties earned under this arrangement for the three and nine month periods ended September 30, 2004 were approximately $441,000 and $3.4 million, respectively; the royalties earned during the remainder of 2004 are expected to diminish because the product lost its patent protection in February 2004.

      On December 31, 2002, we entered into an exclusive licensing agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application
(NDA) for the hypogonadism  indication to the U.S. Food and Drug  Administration
(FDA) in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told us that it is in discussions with the FDA to determine the appropriate course of action needed to meet deficiencies cited by the FDA in its determination. Under the terms of the agreement, we paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. Under the terms of the licensing agreement, if it should be enforced (see discussion of the lawsuit below), this nonrefundable payment was made prior to FDA approval and since there is no alternative future use of the licensed rights, we expensed the $15.0 million payment in December 2002, when incurred. This amount was recorded in other selling, general and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the licensing agreement, if it should be enforced (see discussion of lawsuit below), we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. We believe that we will not be required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2004, and it is unclear at this point when or if Cellegy will get Fortigel approved by the FDA which would trigger our obligation to pay $10.0 million to Cellegy. Royalty payments to Cellegy over the term of the commercial life of the product would range from 20% to 30% of net sales. As discussed in Note 13, we filed a complaint against Cellegy in December 2003, that alleges, among other things, that Cellegy fraudulently induced us to enter into the licensing agreement, and seeks the return of the $15.0 million initial licensing fee, plus additional damages caused by Cellegy's conduct. Since we filed the lawsuit, Cellegy is no longer in regular contact with us regarding Fortigel. Thus, for example, we have been informed that Cellegy is in continuing contact with the FDA but we are unaware of the precise FDA status regarding Fortigel (as of September 30, 2004, it had not been approved) and the FDA continued to express concern about the high supraphysiologic Cmax serum testosterone levels achieved in subjects of Fortigel testing. We are also unaware of what steps Cellegy is taking to develop Fortigel, to obtain FDA approval for Fortigel, and/or to arrange for a party to manufacture Fortigel. We have requested this information from Cellegy but have not received full and complete responses from Cellegy. Accordingly, we may not possess the most current and reliable information concerning the current status of, or future prospects relating to Fortigel. The issuance of the non-approvable letter by the FDA concerning Fortigel, however, casts significant doubt upon Fortigel's prospects and whether it will ever be approved. We cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S.

      In October 2002, we partnered with Xylos Corporation (Xylos) for the exclusive U.S. commercialization rights to the Xylos XCell(TM) Cellulose Wound Dressing (XCell) wound care products, by entering into an agreement pursuant to which we became the exclusive commercialization partner for the sales, marketing and distribution of the product line in the U.S. On January 2, 2004, we exercised our contractual right to terminate the agreement on 135 days' notice to Xylos since sales of XCell were not sufficient to sustain our role as commercialization partner for the product. We accepted orders for XCell products through May 16, 2004 when the agreement terminated; however, our promotional activities in support of the brand concluded in January 2004. See Notes 6 and 7 to the financial statements for more information. We currently do not anticipate entering into similar commercialization agreements in the MD&D market.

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

      Historically, we have derived a significant portion of our service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, we are likely to continue to experience significant client concentration in future periods. For the three months ended September 30, 2004, and 2003 the Company's three largest clients who each individually represented 10% or more of its service revenue, accounted for approximately, in the aggregate, 74.4%, and 72.4%, respectively, of the Company's service revenue. For the nine months ended September 30, 2004, and 2003 the Company's two largest clients who each accounted for 10% or more of its service revenue totaled, in the aggregate, 64.9%, and 67.0%, respectively, of the Company's service revenue.

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

      Reimbursable Out-of-pocket Expenses
      -----------------------------------

      Reimbursable out-of-pocket expenses include those relating to out-of pocket expenses and other similar costs, for which we are reimbursed at cost from our clients. In accordance with EITF 01-14 reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of goods and services in the consolidated statements of operations. Out-of-pocket expenses for the three and nine month periods ended September 30, 2004 were $5.4 million and $18.0 million, respectively. Out-of-pocket expenses for the three and nine month periods ended September 30, 2003 were $8.3 million and $20.3 million, respectively.

      Training and Other Initial Direct Costs
      ---------------------------------------

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

      PRODUCT REVENUE AND COST OF GOODS SOLD

      Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue was negative $3,000 and negative $1.0 million for the three and nine months ended September 30, 2004. The negative $1.0 million for the nine months ended September 30, 2004 was primarily due to the $1.2 million increase in the Ceftin returns reserve as discussed more fully in Note 5. Additionally we had product revenue of $81,000 and $197,000 for the three and nine months ended September 30, 2003, respectively, primarily from the sale of the Xylos wound care products.

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

                                                         Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
                                                        -------------------       --------------------
                                                         2004         2003         2004          2003
                                                        ------       ------       ------        ------
Revenue                                                            (restated)                  (restated)
   Service ...........................................   100.0%        99.9%       100.4%         99.9%
   Product, net ......................................      --          0.1         (0.4)          0.1
                                                        ------       ------       ------        ------
      Total revenue ..................................   100.0%       100.0%       100.0%        100.0%
Cost of goods and services
   Program expenses ..................................    73.6         74.1         73.6          74.3
   Cost of goods sold ................................      --          1.0          0.1           0.4
                                                        ------       ------       ------        ------
      Total cost of goods and services ...............    73.6%        75.1%        73.7%         74.7%

Gross profit .........................................    26.4         24.9         26.3          25.3
Compensation expense .................................     9.1          9.8          9.6          11.1
Other selling, general and administrative expenses ...     7.5          8.2          6.9           8.4
Restructuring and other related expenses, net ........      --           --           --          (0.1)
Litigation settlement ................................      --           --           --           0.9
                                                        ------       ------       ------        ------
      Total operating expenses .......................    16.6         18.0         16.5          20.3
                                                        ------       ------       ------        ------
Operating income .....................................     9.8          6.9          9.8           5.0
Other income, net ....................................     0.2          0.3          0.3           0.3
                                                        ------       ------       ------        ------
Income before provision for income taxes .............    10.0          7.2         10.1           5.3
Provision for income taxes ...........................     4.1          2.8          4.1           2.1
                                                        ------       ------       ------        ------
Net income ...........................................     5.9%         4.4%         6.0%          3.2%
                                                        ======       ======       ======        ======

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      REVENUE. Revenue for the quarter ended September 30, 2004 was $92.5 million, 2.1% less than revenue of $94.6 million for the quarter ended September 30, 2003. Revenue from the SMSG segment for the quarter ended September 30, 2004 was $92.0 million, 13.1% more than revenue of $81.3 million from that segment for the comparable prior year period. The increase is mainly attributable to the higher number of sales representatives contracted for by our dedicated contract sales clients in the quarter ended September 30, 2004 than in the comparable prior year period. PPG revenue for the quarter ended September 30, 2004 was approximately $515,000, consisting almost entirely of revenue due to Lotensin royalties. The Lotensin royalties earned during the remainder of 2004 are expected to diminish because the product lost its patent protection in February 2004. PPG revenue was $13.2 million in the comparable prior year period. The Lotensin contract, which was a major contributor in 2003, was completed December 31, 2003 and we will continue to earn Lotensin royalties until December 31, 2004.

      COST OF GOODS AND SERVICES. Cost of goods and services for the quarter ended September 30, 2004 was $68.1 million, comparable to $71.0 million for the quarter ended September 30, 2003. As a percentage of total revenue, cost of goods and services were 73.6% for the quarter ended September 30, 2004 slightly less than 75.1% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the SMSG segment for the quarter ended September 30, 2004 were $68.1 million, 11.5% more than program expenses of $61.1 million for the comparable prior year period. The increase is mainly attributable to the higher number of sales representatives contracted for by our dedicated contract sales clients in the quarter ended September 30, 2004 than in the comparable prior year period. As a percentage of sales and marketing services segment revenue, program expenses for the quarter ended September 30, 2004 decreased to 74.0% from 75.1% in the comparable prior year period. Cost of goods and services associated with the PPG segment were $11,000 and $9.9 million for the quarters ended September 30, 2004 and 2003, respectively. This decrease can be primarily attributed to the completion of the Lotensin contract which ended December 31, 2003.

      COMPENSATION EXPENSE. Compensation expense for the quarter ended September 30, 2004 was $8.4 million, 9.6% less than $9.3 million for the comparable prior year period. The decrease in compensation expense was primarily due to the decreased staffing in support of the product businesses, which have been de-emphasized. As a percentage of total revenue, compensation expense decreased to 9.1% for the quarter ended September 30, 2004 from 9.8% for the quarter ended September 30, 2003. Compensation expense for the quarter ended September 30, 2004 attributable to the SMSG segment was $8.2 million compared to $6.2 million for the quarter ended September 30, 2003. This increase can be attributed to a greater amount of internal resources and management's time and effort being expended, related to the SMSG segment in 2004. Compensation expense as a percentage of revenue increased to 8.9% from 7.6% in the comparable prior year period. Compensation expense for the quarter ended September 30, 2004 attributable to the PPG segment was approximately $216,000 compared to $3.1 million in the prior year period. This decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003.

      OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other selling, general and administrative expenses were $6.9 million for the quarter ended September 30, 2004, 9.6% less than other selling, general and administrative expenses of $7.7 million for the quarter ended September 30, 2003. This decrease is primarily a result of a reduction of sales force and marketing costs related to Xylos, a product we marketed and distributed. During 2003, we incurred approximately $500,000 in sales force and marketing costs whereas those costs were not incurred for the quarter ended September 30, 2004 as we stopped selling the products on May 16, 2004. As a percentage of total revenue, total other selling, general and administrative expenses decreased to 7.5% for the quarter ended September 30, 2004 from 8.2% for the quarter ended September 30, 2003 due to continuing cost management efforts. Other selling, general and administrative expenses attributable to the SMSG segment for the quarter ended September 30, 2004 were $6.8 million, compared to other selling, general and administrative expenses of $5.4 million attributable to that segment for the comparable prior year period. This increase is primarily due to a larger portion of corporate resources being expended on behalf of the SMSG segment in the current period. As a percentage of revenue from sales and marketing services, other selling, general and administrative expenses were 7.4% and 6.6% for the quarters ended September 30, 2004 and 2003, respectively. Other selling, general and administrative expenses attributable to the PPG segment for the quarter ended September 30, 2004 were approximately $114,000 compared to $2.3 million for the comparable prior year period; this decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003 and the termination of the Xylos agreement.

      OPERATING INCOME. Operating income for the quarter ended September 30, 2004 was $9.0 million, compared to operating income of $6.5 million for the quarter ended September 30, 2003. Operating income as a percentage of revenue increased to 9.8% for the three months ended September 30, 2004 from 6.9% in the comparable prior year period. Operating income for the quarter ended September 30, 2004 for the SMSG segment was $8.9 million, or 2.5% higher than the SMSG operating income for the quarter ended September 30, 2003 of $8.6 million. As a percentage of revenue from the sales and marketing services segment, operating income for that segment decreased to 9.6% for the quarter ended September 30, 2004, from 10.6% for the comparable prior year period. This decrease is primarily due to a larger portion of corporate resources being expended on behalf of the SMSG segment in the current period. There was operating income for the PPG segment for the quarter ended September 30, 2004 of approximately $174,000, compared to an operating loss of $2.1 million for the prior year period.

      OTHER INCOME, NET. Other income, net, for the quarters ended September 30, 2004 and 2003 was $230,000 and $246,000, respectively, and was comprised primarily of interest income.

      PROVISION FOR INCOME TAXES. Income tax expense, which consisted of Federal and state corporate income taxes, was $3.8 million for the quarter ended September 30, 2004, compared to income tax expense of approximately $2.6 million for the quarter ended September 30, 2003. The effective tax rate for the quarter ended September 30, 2004 was 41.0% and for the quarter ended September 30, 2003 was 38.4%. The rate for the quarter ended September 30, 2003 was lower than the Company's average annual effective rate because the return to profitable operations in 2003 enabled the utilization of tax loss carry-forwards for certain states.

      NET INCOME. Net income for the quarter ended September 30, 2004 was approximately $5.5 million, compared to net income of approximately $4.2 million for the quarter ended September 30, 2003. This increase is due to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      REVENUE. Revenue for the nine months ended September 30, 2004 was $276.6 million, 12.8% more than revenue of $245.3 million in the comparable prior year period. Revenue from the SMSG segment for the nine months ended September 30, 2004 was $274.1 million, 30.8% more than revenue of $209.6 million for the nine months ended September 30, 2003. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003 which are still ongoing in 2004. PPG revenue for the nine months ended September 30, 2004 was $2.5 million; that consisted primarily of Lotensin royalties, partially offset by the $1.2 million of negative revenue that was recognized due to the increase in the Ceftin returns reserve (as discussed more fully in Note 5 to the financial statements). The Lotensin royalties earned during the remaining quarter of 2004 are expected to diminish because the product lost its patent protection in February 2004. PPG revenue was $35.7 million in the comparable prior year period. The Lotensin contract, which was a major contributor in 2003, was completed December 31, 2003 and we will continue to earn Lotensin royalties until December 31, 2004.

      COST OF GOODS AND SERVICES. Cost of goods and services for the nine months ended September 30, 2004 was $203.9 million, 11.2% more than cost of goods and services of $183.3 million for the nine months ended September 30, 2003. As a percentage of total revenue, cost of goods and services decreased to 73.7% for the nine months ended September 30, 2004 from 74.7% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the SMSG segment for the quarter ended September 30, 2004 were $203.7 million, 32.0% more than program expenses of $154.3 million for the prior year period. This increase is mainly attributable to the addition of three significant dedicated contract sales teams contracts in July 2003. As a percentage of sales and marketing services segment revenue, program expenses for the nine months ended September 30, 2004 and 2003 were 74.3% and 73.6%, respectively. The reduction in gross profit percentage of 0.7% is primarily attributable to greater incentive payments earned in 2003, and severance and reassignment costs incurred in 2004 associated with programs that terminated early. Cost of goods and services associated with the PPG segment were $254,000 and $29.0 million for the nine months ended September 30, 2004 and 2003, respectively. This decrease can be primarily attributed to the completion of the Lotensin contract that ended December 31, 2003. Also, during the nine months ended September 30, 2003, we recognized a $340,000 net reduction in the restructuring accrual associated with the 2002 Restructuring Plan (see Note 14 and "RESTRUCTURING AND OTHER RELATED EXPENSES" disclosure below for further explanations.)

      COMPENSATION EXPENSE. Compensation expense for the nine months ended September 30, 2004 was $26.5 million, 2.7% less than $27.3 million for the comparable prior year period. As a percentage of total revenue, compensation expense decreased to 9.6% for the nine months ended September 30, 2004 from 11.1% for the nine months ended September 30, 2003 due to continuing cost management efforts. Compensation expense for the nine months ended September 30, 2004 attributable to the SMSG segment was $24.6 million compared to $18.6 million for the nine month period ended September 30, 2003; this increase can be attributed to a greater amount of management's time and effort being expended on behalf of the SMSG segment in 2004. As a percentage of revenue, compensation expense increased to 9.0% from 8.9% in the comparable prior year period. Compensation expense for the nine months ended September 30, 2004 attributable to the PPG segment was $1.9 million or 75.2% of PPG revenue, compared to $8.7 million or 24.4% in the prior year period. A large portion of compensation expense through the nine months ended September 30, 2004 attributable to the PPG segment was for severance related activities which occurred in the first quarter of 2004. The decrease from the comparable prior year period can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003.

      OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other selling, general and administrative expenses were $19.1 million for the nine months ended September 30, 2004, 7.8% less than other selling, general and administrative expenses of $20.7 million for the nine months ended September 30, 2003. Excluding approximately $700,000 in legal fee reimbursements from Bayer for the nine months ended September 30, 2003, total other selling, general and administrative expenses are approximately $2.3 million less for the comparable period in 2004. As a percentage of total revenue, total other selling, general and administrative expenses decreased to 6.9% for the nine months ended September 30, 2004 from 8.4% for the nine months ended September 30, 2003. Other selling, general and administrative expenses attributable to the SMSG segment for the nine months ended September 30, 2004 were $18.2 million, compared to other selling, general and administrative expenses of $12.8 million attributable to that segment for the comparable prior year period. This increase is primarily due to a larger portion of resources and corporate overhead costs being expended on behalf of the SMSG segment in the current period. As a percentage of revenue from sales and marketing services, other selling, general and administrative expenses were 6.6% and 6.1% for the nine months ended September 30, 2004 and 2003, respectively. Other selling, general and administrative expenses attributable to the PPG segment for the nine months ended September 30, 2004 were approximately $873,000 compared to $7.9 million for the comparable prior year period; this decrease can be attributed to the lower level of resources required after the completion of the Lotensin contract which ended December 31, 2003 and the termination of the Xylos agreement.

      RESTRUCTURING AND OTHER RELATED EXPENSES (CREDITS). For the nine months ended September 30, 2004 we did not recognize any adjustments to the restructuring accrual. During the quarter ended March 31, 2003, we recognized a $270,000 reduction in the restructuring accrual due to negotiating higher sublease proceeds than originally estimated for the leased facility in Cincinnati, Ohio. During the quarter ended June 30, 2003, we also incurred approximately $133,000 of additional restructuring expense due to higher than expected contractual termination costs. This additional expense was recorded in program expenses consistent with the original recording of the restructuring charges. Also during the quarter ended June 30, 2003 we recognized a $473,000 reduction in the restructuring accrual due to greater success in the reassignment of sales representatives to other programs and the voluntary departure of other sales representatives which combined to reduce the requirement for severance costs. This adjustment was recorded in program expenses consistent with the original recording of the restructuring charges. See the "RESTRUCTURING AND OTHER RELATED EXPENSES" disclosure below for further explanations of the Restructuring Plan and related activity.

      LITIGATION SETTLEMENT. On May 8, 2003, we entered into a settlement and mutual release agreement with Auxillium (Settlement Agreement). The settlement terms included a cash payment paid upon execution of the Settlement Agreement and other additional expenses that totaled $2.1 million. This expense was recorded in the quarter ended March 31, 2003.

      OPERATING INCOME. Operating income for the nine months ended September 30, 2004 was $27.1 million, an increase of 122.9%, compared to operating income of $12.1 million for the nine months ended September 30, 2003. Operating income as a percentage of revenue increased to 9.8% for the nine months ended September 30, 2004 from 5.0% in the comparable prior year period. This relates to higher revenue and gross margin from the impact of three dedicated sales contracts entered into in July 2003 as well as the impact of management's cost containment efforts. Operating income for the nine months ended September 30, 2004 for the SMSG segment was $27.6 million, or 20.5% higher than the SMSG operating income for the nine months ended September 30, 2003 of $22.9 million. As a percentage of revenue from the sales and marketing services segment, operating income for that segment decreased to 10.1% for the nine months ended September 30, 2004, from 10.9% for the comparable prior year period. There was an operating loss for the PPG segment for the nine months ended September 30, 2004 of approximately $508,000, substantially due to the $1.2 million increase in the Ceftin returns reserve, compared to an operating loss of $10.7 million for the prior year period.

      OTHER INCOME, NET. Other income, net, for the nine months ended September 30, 2004 and 2003 was $860,000 and $741,000, respectively, and was comprised primarily of interest income.

      PROVISION FOR INCOME TAXES. Income tax expense was $11.5 million for the nine months ended September 30, 2004, compared to income tax expense of approximately $5.1 million for the nine months ended September 30, 2003, which consisted of Federal and state corporate income taxes. The effective tax rate for the nine month period ended September 30, 2004 was 41.0%, comparable to an effective tax rate of 39.7 % for the nine months ended September 30, 2003. The rate for the nine months ended September 30, 2003 was lower than the Company's average annual effective rate because the return to profitable operations in 2003 enabled the utilization of tax loss carry-forwards for certain states. The rate for the quarter ended September 30, 2004 was in line with the expected rate for the year.

      NET INCOME. Net income for the nine months ended September 30, 2004 was approximately $16.5 million, compared to net income of approximately $7.8 million for the nine months ended September 30, 2003. This increase is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, we had cash and cash equivalents and short-term investments of approximately $106.3 million and working capital of approximately $88.0 million, compared to cash and cash equivalents and short-term investments of approximately $114.6 million and working capital of approximately $100.0 million at December 31, 2003.

      For the nine months ended September 30, 2004, net cash provided by operating activities was $24.7 million, compared to $28.6 million net cash provided by operating activities for the nine months ended September 30, 2003. The main components of cash provided by operating activities during the nine months ended September 30, 2004 were:

      o  net income of approximately $16.5 million; and

      o  decrease in the net deferred tax asset of  approximately  $7.7 million;
         and

      o depreciation and other non-cash expenses of approximately $5.7 million which included bad debt expense of approximately $54,000, stock compensation expense of approximately $1.1 million and amortization of intangible assets of approximately $567,000, each of which was charged to SG&A; and loss on disposal of assets of approximately $264,000, partially offset by

      o a net cash decrease in "other changes in assets and liabilities" of $5.2 million.

      As of September 30, 2004, we had $2.4 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally, all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. Also, as of September 30, 2004, we had $9.8 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as revenue when earned.

      The net changes in the "Other changes in assets and liabilities" section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period. A major net cash outflow in 2004 has been net payments of $18.2 million to reimburse customers for returns of Ceftin product.

      For the nine months ended September 30, 2004, net cash used in investing activities was $63.8 million. The main components consisted of the following:

      o Approximately $27.6 million used in the purchase of a laddered portfolio of short-term investments in very high grade debt instruments with a focus on preserving capital, maintaining liquidity, and maximizing returns in accordance with our investment criteria.

      o Capital expenditures during the nine-month period ended September 30, 2004 were $7.8 million, almost entirely composed of purchases related to the move to our new corporate headquarters which occurred in July of 2004. The lease at our new location, which replaces our expiring leases, is for approximately 83,000 square feet and has a duration of approximately 12 years at market rates. There was approximately $1.5 million in capital expenditures for the nine months ended September 30, 2003. For both periods, all capital expenditures were funded out of available cash.

      On August 31, 2004, the Company acquired substantially all of the assets of Pharmakon, L.L.C. ("Pharmakon") in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions of Statement of Financial Accounting Standards (SFAS) 141. The Company made payments to the members of
      Pharmakon  at closing of $27.4  million,  and assumed  approximately  $2.6 million in net liabilities. Additional payments of approximately $1.0 million were made as a result of closing costs. Additionally, the members of Pharmakon can still earn up to an additional $10 million in cash based upon achievement of certain annual profit targets through December 2006. In connection with this transaction, the Company recorded $10.6 million in goodwill and $18.9 million in other identifiable intangible assets.

      For the nine months ended September 30, 2004, net cash provided by financing activities of approximately $3.1 million was due to the net proceeds received from the exercise of stock options and the employee stock purchase plan.

      Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the nine months ended September 30, 2004, we had two major clients that accounted for, in the aggregate, approximately 43.8% and 21.1%, respectively, or a total of 64.9% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.

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

RESTRUCTURING AND OTHER RELATED EXPENSES

      During the third quarter of 2002, we adopted a restructuring plan, the objective of which was to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within our markets for the sales and marketing services segment, and the recognition that the infrastructure that supported these business units was larger than required. We originally estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time we initiated the restructuring. However, these savings have been partially offset by incremental SG&A expenses we incurred in subsequent periods, as we have been successful in expanding our business platforms. Substantially all of the restructuring activities were completed as of December 31, 2003.

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

      The accrual for restructuring and exit costs totaled approximately $321,000 at September 30, 2004, and is recorded in current liabilities on the accompanying balance sheet.

      A roll forward of the activity for the 2002 Restructuring Plan is as follows:

                              BALANCE AT                            BALANCE AT
                             DECEMBER 31,                          SEPTEMBER 30,
         (IN THOUSANDS)          2003      ADJUSTMENTS   PAYMENTS      2004
                             -----------   -----------   --------  ------------
    Administrative severance     $285         $  --       $(199)       $ 86
    Exit costs                    459            --        (224)        235
                                 ----         -----       -----        ----
                                  744            --        (423)        321
                                 ----         -----       -----        ----
    Sales force severance          --            --          --          --
                                 ----         -----       -----        ----
       TOTAL                     $744         $  --       $(423)       $321
                                 ====         =====       =====        ====

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company became aware of the applicability of the accounting pronouncement, EITF 01-14, to the Company's financial statements in September 2004. EITF 01-14 should have been applied to the Company's financial statements beginning with first quarter of 2002. Due to the non-application of EITF 01-14 since 2002, the Company discovered certain errors in the classification of reimbursable out-of-pocket expenses in its consolidated statements of operations since 2002, which are described in Note 1B to the consolidated financial statements in the Form 10-K/A for 2003 and the Form 10-Q/A's for the periods ended March 31, 2004 and June 30, 2004, each of which were filed on November 3, 2004. As a result, the Company determined that a material weakness existed in its disclosure controls regarding the selection and application of generally accepted accounting principles (GAAP), and preparation of the consolidated financial statements through June 30, 2004.

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

      The Company will be testing these controls in connection with management's December 31, 2004 evaluation and opinion on the effectiveness of the Company's internal controls.

      Based on the Company's evaluation as of September 30, 2004, the Company's management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's financial reporting and disclosure controls and procedures (as such terms are defined in Rules 13a-15(e), 13a-15(f), 15d-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2004. Based on that evaluation, including the improvement in controls and procedures described above, the Company's chief executive officer and chief financial officer have concluded that, as of September 30, 2004, the Company's financial reporting and disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

      Except as described above in "Evaluation of Disclosure Controls and Procedures", there has been no change in the Company's internal control over financial reporting and disclosure controls (as such terms are defined in Rules Rules 13a-15(e), 13a-15(f), 15d-15(e) and 15d-15(f) under the Exchange Act) that was identified in connection with management's evaluation, as described above, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

BAYER-BAYCOL LITIGATION

      We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred to date in defending these proceedings. To date, Bayer has reimbursed us for approximately $1.6 million in legal expenses.

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


ITEM 6 - EXHIBITS

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