Form 10-K
period 2004-12-31
PDI INC
filed 2005-03-14
CIK 1054102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


                         COMMISSION FILE NUMBER: 0-24249


                                    PDI, INC.
                                    ---------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                            22-2919486
----------------------------------                       -----------------------
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

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __
                                              -

       INDICATE BY CHECK MARK IF  DISCLOSURE OF  DELINQUENT  FILERS  PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION
STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. __

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 IN THE
ACT.) YES X  NO __
          -

       THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2004 WAS APPROXIMATELY $273,333,083.*

       THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, AS OF MARCH 4, 2005 WAS 14,735,415 SHARES.

                       DOCUMENTS INCORPORATED BY REFERENCE

       CERTAIN INFORMATION REQUIRED BY PART III OF THIS REPORT, (ITEMS 10, 11, 12, 13 AND 14), IS INCORPORATED HEREIN BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD IN 2005, WHICH DEFINITIVE PROXY STATEMENT SHALL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR TO WHICH THIS REPORT RELATES.

------------------
* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2004. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

                                    PDI, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            Page
PART I.........................................................................3
   Item 1.     Business........................................................3
   Item 2.     Properties.....................................................17
   Item 3.     Legal Proceedings..............................................18
   Item 4.     Submission of Matters to a Vote of Security Holders............19
PART II.......................................................................20
   Item 5.     Market for our Common Equity, Related Stockholder Matters
               and Issuer Purchases of Equity Securities......................20
   Item 6.     Selected Financial Data........................................20
   Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................21
   Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.....40
   Item 8.     Financial Statements and Supplementary Data....................40
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................................40
   Item 9A.    Controls and Procedures........................................40
   Item 9B.    Other Information..............................................40
PART III......................................................................41
   Item 10.    Directors and Executive Officers...............................41
   Item 11.    Executive Compensation.........................................41
   Item 12.    Security Ownership of Certain Beneficial Owners
               and Management....................................41
   Item 13.    Certain Relationship and Related Transactions..................41
   Item 14.    Principal Accounting Fees and Services.........................41
PART IV.......................................................................42
   Item 15.    Exhibits and Financial Statement Schedules.....................42



                      FORWARD LOOKING STATEMENT INFORMATION

         VARIOUS  STATEMENTS  MADE IN  THIS  ANNUAL  REPORT  ON  FORM  10-K  ARE
"FORWARD-LOOKING STATEMENTS" (WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON CURRENT
EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGMENTS ABOUT, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THESE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, WE CANNOT ASSURE YOU THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT, THE INCLUSION OF THESE STATEMENTS SHOULD NOT BE INTERPRETED BY ANYONE THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS, RISKS AND UNCERTAINTIES (I) IDENTIFIED OR DISCUSSED HEREIN, (II) SET FORTH UNDER THE HEADINGS "BUSINESS" AND "RISK FACTORS" IN PART I, ITEM 1; "LEGAL PROCEEDINGS" IN PART I, ITEM 3; AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN PART II, ITEM 7, OF THIS ANNUAL REPORT ON FORM 10-K, AND (III) SET FORTH IN THE COMPANY'S PERIODIC REPORTS ON AMENDED ANNUAL REPORT FORM 10-K/A, QUARTERLY REPORT ON FORM 10-Q, AMENDED QUARTERLY REPORTS ON 10-Q/A, CURRENT REPORTS ON FORM 8-K AND CURRENT REPORTS ON FORM 8-K/A AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (SEC) SINCE JANUARY 1, 2004. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

PART 1

ITEM 1.  BUSINESS

SUMMARY OF BUSINESS

      We are a diversified sales and marketing services company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries.

      We create and execute sales and marketing programs intended to improve the profitability of biopharmaceutical and MD&D products. We do this by working with companies who recognize our ability to add value to their products and maximize their sales performance. We have a variety of agreement types that we enter into with our clients. In these agreements, we leverage our experience in sales, medical education and marketing research to help our partners and clients meet strategic and financial objectives.

      We have assembled our commercial capabilities through organic growth, acquisitions, and internal expansion. These capabilities can be applied on a stand-alone or integrated basis. This flexibility enables us to provide a wide range of marketing and promotional options that can benefit many different products throughout the various stages of their life cycles.

      It is important for us to form strong relationships with companies within the biopharmaceutical and MD&D industries. Our focus is to achieve operational excellence that delivers the desired product sales results.

      We are among the leaders in outsourced sales and marketing services in the U.S. We have designed and implemented programs for many of the major pharmaceutical companies serving the U.S. market. Our clients include AstraZeneca PLC (AstraZeneca), GlaxoSmithKline PLC (GSK), Novartis Pharmaceutical Corporation (Novartis), Pfizer Inc. (Pfizer) and Sanofi-Aventis, AG (Sanofi-Aventis) as well as many small and specialty pharmaceutical companies. Our relationships are built on consistent performance and program results.

      Our clients engage us on a contractual basis to design and implement promotional programs for both prescription and over-the-counter products. The programs are designed to increase product sales and are tailored to meet the specific needs of the product and the client. These services are provided predominantly on a fee for service basis. Occasionally, there is an opportunity for us to earn incentives if we meet or exceed predetermined performance targets. Contracts may also be terminated for cause, or we may incur specific penalties if we fail to meet stated performance benchmarks.

REPORTING SEGMENTS AND OPERATING GROUPS

      During the fourth quarter of 2004 as a result of our acquisition of Pharmakon we restructured certain management responsibilities and changed our internal financial reporting. As a result of these changes, we determined that our reporting segments were required to be amended. Accordingly, we now report under the following three segments: Sales Services, Marketing Services and PDI Products Group (PPG).

SALES SERVICES

      This segment includes dedicated teams, shared teams, MD&D contract sales and MD&D InServe clinical teams. This segment, which focuses on product detailing and clinical education, represented 91.2% of consolidated revenue for the year ended December 31, 2004.

      Product detailing involves a representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted. Contract sales teams can be deployed on either a dedicated or shared basis.

o  Dedicated Teams
   ---------------

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

o  Shared Teams
   ------------

      Our shared sales teams sell multiple brands from different pharmaceutical companies. Using these teams, we make a face-to-face selling resource available to those clients that want an alternative to a dedicated team. PDI Shared Sales is a leading provider of these detailing programs in the U.S. Since costs are shared among various companies, these programs may be less expensive for the client than programs involving a dedicated sales force. With a shared sales team, the client still gets targeted coverage of its physician audience within the representatives' geographic territories.

o  MD&D Contract Sales
   -------------------

      We also provide contract sales services within the MD&D market. We leveraged our knowledge from years of providing sales forces to the pharmaceutical industry and applied it to our MD&D business. As a result, we now offer the provision of contract sales forces as one of the services that we market to the MD&D industry to assist our clients in improving product sales.

o  MD&D Clinical Teams
   -------------------

      Our MD&D Clinical Teams group provides an array of sales and marketing services to the MD&D industry. Its core service is the provision of clinical after sales support teams. Our clinical after sales support teams employ nurses, medical technologists, and other clinicians who train and provide hands-on clinical education and after sales support to the medical staff of hospitals and clinics that recently purchased our clients' equipment. Our activities maximize product utilization and customer satisfaction for the medical practitioners, while simultaneously enabling our clients' sales forces to continue their selling activities instead of in-servicing the equipment.

MARKETING SERVICES

      This segment, which includes PDI Education and Communications (PDI Edcomm), Pharmakon, and TVG Marketing Research and Consulting, represented 8.0% of consolidated revenue for 2004.

      PDI Edcomm provides medical education and promotional communications to the biopharmaceutical and MD&D industries. Using an expert-driven, customized approach, we provide our clients with integrated advocacy development, accredited continuing medical education (CME), promotions, publication services and interactive sales initiatives to generate incremental value for products.

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

     Pharmakon's emphasis is on the creation, design and implementation of interactive peer persuasion programs. In the last five years, Pharmakon has conducted over 20,000 peer persuasion programs with more than 250,000 participants. Pharmakon's peer programs can be designed as promotional, CME or marketing research/advisory programs. We acquired Pharmakon in August 2004.

     Each marketing program can be offered through a number of different venues, including: teleconferences, dinner meetings, "lunch and learns," and web casts. Within each of our programs, we offer a number of services including strategic design, tactical execution, technology support, moderator services and thought leader management.

       TVG Marketing Research and Consulting employs leading edge, in some instances proprietary, research methodologies. We provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services, including studies to identify the most impactful business strategy, profile, positioning, message, execution, implementation and post implementation for a product. Our marketing research model improves the knowledge clients obtain about how physicians and other healthcare professionals will likely react to products.

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

PDI PRODUCTS GROUP (PPG)

      The goal of the PPG segment has been to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment represented 0.8% of consolidated revenue for 2004.

      Notwithstanding the fact that we are shifting our strategy to deemphasize the PPG Segment and focus on our service businesses and that we had only approximately $2.9 million in revenue from the PPG segment of our business in 2004, we may continue to review opportunities which may include copromotion, distribution arrangements, as well as licensing and brand ownership of products. Revenue in 2004 was due to royalty payments received from Novartis from the Lotensin(R) agreement completed at the end of 2003. See complete discussion below in the "Examples of Significant Contracts." We do not anticipate any revenue for 2005 from the PPG segment at this time.

HISTORY

      We commenced operations as a contract sales organization in 1987. From 1990 to 1995, contract sales became accepted in the pharmaceutical industry as a tactical solution for a lower cost, high quality sales team. The representatives were principally flextime. We were paid per call and there was little, if any, risk sharing.

      The expansion of pharmaceutical field forces in general and the acceptance of contract sales by the industry were two main drivers that fueled our high growth from 1996 to 2000. Our representatives were principally full-time employees, and we provided a compensation package that was competitive with those of the major pharmaceutical companies in order to attract higher quality personnel and become a better provider of contract sales services.

      We completed our initial public offering in May 1998. In May 1999, we acquired TVG, Inc. (TVG) which gave us one of the leading marketing research groups in the U.S. and a scientifically focused medical education capability, which we now refer to as PDI Education and Communication. The addition of TVG provided us with incremental growth potential as a result of the additional capabilities they provide.

      In August 1999, we added a shared sales capability through the acquisition of ProtoCall, Inc. (ProtoCall), now PDI Shared Sales. This addition provided us with a lower cost product offering and increased business opportunities with existing and new clients. This offering also supplemented our dedicated sales force capacity.

      In September 2001, we acquired InServe Support Solutions (InServe) which provides clinical after sales support to the MD&D industry. InServe employs nurses, medical technologists, and other clinicians who train healthcare practitioners with respect to medical equipment. InServe informs and supports the end users of medical equipment, with the objective of increasing satisfaction and utilization of the equipment. The client benefits by reducing the time its sales representatives spend on training and service, increasing the time available for sales activity.

      In June 2000, we established LifeCycle Ventures, Inc. (LCV) to support our agreements that require marketing and other commercial capabilities. Our initial strategy, in response to the market dynamics at the time, was to identify under-promoted brands within pharmaceutical companies' product portfolios and put a focused promotional effort behind them, increasing product performance. In the fourth quarter of 2000, we entered into an exclusive sales, marketing and distribution contract with GSK in support of Ceftin(R).

      From 2001 through 2003, we continued to identify late stage pharmaceutical products that could benefit from focused sales and marketing efforts. Many companies had products within their portfolios that were under-promoted and that could potentially benefit from focused sales and marketing efforts. As the dynamics within the industry changed, affected by mergers and acquisitions, a slowdown in the approval of new products, and increased generic availability of once large brands, the willingness of pharmaceutical companies to relinquish commercial control of products decreased. During this period, we entered into a number of copromotion agreements. In 2001, we entered into an agreement with Eli Lilly and Company (Eli Lilly) to copromote Evista(R) in the U.S. In the fourth quarter of 2002, we entered into two licensing arrangements, one with Xylos Corporation (Xylos) and one with Cellegy Pharmaceuticals, Inc. (Cellegy). The Xylos arrangement was for the sales, marketing and distribution rights for the XCell(R) wound care products. The Cellegy agreement was for exclusive North American rights for Fortigel(TM), a testosterone gel product. Please refer to the subsection below under "Contracts" entitled "EXAMPLES OF SIGNIFICANT CONTRACTS" for a detailed description of these contractual arrangements.

CORPORATE STRATEGY

      We are a diversified sales and marketing service business, serving the biopharmaceutical and MD&D industries. We intend to increase the value of our company by investing in the businesses we currently have and to increase our service offerings by internal development or through acquisitions.

CONTRACTS

      Our contracts are nearly all fee for service. They may contain operational benchmarks, such as a minimum amount of activity within a specified amount of time. These contracts can include incentive payments that can be earned if our activities generate results that meet or exceed performance targets. Contracts may be terminated for cause or we may incur specific penalties if we fail to meet stated performance benchmarks.

      SALES SERVICES

      The majority of our revenue is generated by contracts for dedicated sales teams. These contracts are generally for terms of one to three years and may be renewed or extended. The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days' notice. These contracts often, but not always, provide for termination payments by the client upon termination without cause. While such termination may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, these penalties may not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition and results of operations.

      MARKETING SERVICES

      Our marketing services contracts generally are for projects lasting from three to six months. The contracts are terminable by the client and typically provide for termination payments in the event they are terminated by the client without cause. Termination payments include payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of these contracts, it is unlikely the loss or termination of any individual contract would have a material adverse effect on our business, financial condition and results of operations.

      PPG

      The contracts within the PPG segment have been performance based or fee for service and some required sales, marketing and distribution of product. In performance based contracts, we provide and finance a portion, if not all, of the commercial activities in support of a brand in return for a percentage of product sales. An important performance parameter was normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases, for periods after our promotional activities have ended.

      EXAMPLES OF SIGNIFICANT CONTRACTS

      In the fourth quarter of 2000, we entered into a performance based contract with GSK. Our agreement with GSK was in support of Ceftin and was an exclusive sales, marketing and distribution contract. The agreement had a five-year term, but was cancelable by either party without cause on 120 days' notice. The agreement was terminated by mutual consent, effective February 28, 2002, due to the unexpected loss of patent exclusivity for Ceftin.

      In May 2001, we entered into a copromotion agreement with Novartis for the U.S. sales, marketing and promotion rights for Lotensin, and Lotensin HCT(R). Another product, Lotrel(R), was promoted by the same sales force under the same agreement, but was a fee-for-service arrangement. On May 20, 2002, that agreement was replaced by two separate agreements, one for Lotensin and another one for Lotrel, Diovan(R) and Diovan HCT(R). Both agreements ran through December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one year period. In February 2004, we were notified by Novartis of its intent to terminate the Lotrel-Diovan agreement without cause, effective March 16, 2004. We continued to be compensated under the terms of the agreement through the effective termination date. The Lotensin agreement called for us to provide promotion, selling, marketing and brand management for Lotensin. In exchange, we were entitled to receive a percentage of product revenue based on certain total prescription (TRx) objectives above specified contractual baselines. Even though the Lotensin agreement ended December 31, 2003, we received royalty payments on the sales of Lotensin through December 31, 2004.

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

      In October 2002, we entered into an agreement with Xylos for the exclusive U.S. commercialization rights to the XCell line of wound care products. On January 2, 2004, we exercised our contractual right to terminate the agreement on 135 days' notice to Xylos, since sales of XCell were not sufficient to sustain our role as commercialization partner for the product. Our promotional activities in support of the brand concluded in January 2004, and the agreement was terminated effective May 16, 2004. In 2002, we had acquired $1.0 million of preferred stock of Xylos and in 2004, we loaned $500,000 to Xylos. As discussed on page 24, we determined our $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004 and both were written down to zero.

      On December 31, 2002, we entered into an exclusive licensing agreement with Cellegy (the Cellegy Licensing Agreement) for the exclusive North American rights for the testosterone gel product, Fortigel. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application
(NDA) for the hypogonadism  indication to the U.S. Food and Drug  Administration
(FDA) in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told us that, in the first quarter of 2005, it received FDA approval for the protocol parameters for a new Phase 3 study proposed by Cellegy to the FDA. We do not know when, or even whether, Cellegy will conduct such a new Phase 3 Study, and we cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S. Under the terms of the agreement, we paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This payment was made prior to FDA approval and since there is no alternative future use of the licensed rights, we expensed the $15.0 million payment in December 2002, when incurred. This amount was recorded in other selling, general and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the Cellegy Licensing Agreement, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales. On December 12, 2003, we instituted an action against Cellegy in the U.S. District Court for the Southern District of New York seeking to rescind the Cellegy Licensing Agreement on the grounds that it was procured by fraud. We are seeking return of the $15.0 million license fee we paid plus additional damages caused by Cellegy's conduct. See Item 3 - "Legal Proceedings" for additional information.

SIGNIFICANT CUSTOMERS

      Our significant customers are discussed in Note 12 to the consolidated financial statements included elsewhere in this report.

MARKETING

      Our marketing efforts target the biopharmaceutical and MD&D industries. Companies with large product portfolios have been the most likely customers for the services and solutions we provide, but we also frequently serve smaller, emerging companies. Our marketing efforts are designed to reach the senior sales, marketing and business development personnel within these companies, with the goal of informing them of the value we can bring to their products. Our tactical plan usually includes advertising in trade publications, direct mail campaigns, presence at industry seminars and a direct selling effort. We have a dedicated team of business development specialists who work within our business units to identify needs within the biopharmaceutical and MD&D industries which we can address. A multi-disciplinary team of senior managers reviews possible business opportunities as identified by the business development team and determines strategies and negotiation positions to contract for the most attractive business opportunities.

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

      The  competition  includes  in-house  sales and marketing  departments  of biopharmaceutical and MD&D companies, as well as other contract sales organizations (CSOs), medical education providers and marketing research companies. Companies that compete with us from the perspective of having diversified service offerings include Innovex (a subsidiary of Quintiles Transnational), Ventiv Health, Publicis Selling Solutions and Cardinal Health, Inc.

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

      The FDA regulates the drug development process in the U.S. This impacts products we may develop, license or acquire, including, for example, the Cellegy licensed product. These regulations affect all aspects of the research programs conducted on unapproved products in the U.S., including manufacturing of the drug substance and drug product, preliminary pharmacology and toxicology evaluation, and all exposure of human subjects or patients. This human testing is performed under an Investigational New Drug Exemption (IND). When sufficient evidence of efficacy and safety is available to enable unrestricted commercial distribution, an NDA is submitted under the regulations. The NDA is a comprehensive filing that includes, among other things, the results of all Chemistry, Manufacturing and Controls preclinical and clinical studies. The FDA's review of this application results in a decision on the approval or non-approval of the drug. Approved drugs may be marketed in the U.S. post-approval, however, the NDA regulations require continuing monitoring and reporting on the safety of the approved product in the general patient population.

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

OUR SERVICE BUSINESSES DEPEND ON EXPENDITURES BY COMPANIES IN THE LIFE SCIENCES INDUSTRIES.

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

MOST OF OUR SERVICE REVENUE IS DERIVED FROM A LIMITED NUMBER OF CLIENTS, THE LOSS OF ANY ONE OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

      Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. In 2004, we had two major clients that accounted for approximately 42.0% and 21.0%, respectively, or a total of approximately 63.0% of our service revenue. In 2003, our two major clients accounted for a total of approximately 66.5%, of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients could have a material adverse effect on our business, financial condition and results of operations. For example, in December 2004, we announced a reduction in the aggregate number of representatives that we deployed for AstraZeneca. This reduction is expected to decrease revenue generated from AstraZeneca in 2005 by approximately $60.0 million compared to revenues generated in 2004.

PRODUCT LIABILITY CLAIMS COULD HARM OUR BUSINESS.

      We could face substantial product liability claims in the event any of the pharmaceutical and medical device products we market now or in the future are alleged to cause negative reactions or adverse side effects or in the event any of these products causes injury, is alleged to be unsuitable for its intended purpose or is alleged to be otherwise defective. For example, we have been named in numerous lawsuits as a result of our detailing of Baycol(R) on behalf of Bayer Corporation (Bayer). Product liability claims, regardless of their merits, could be costly and divert management's attention, or adversely affect our reputation and the demand for our products. Although we currently have product liability insurance in the aggregate amount of $10.0 million, we cannot assure you that our insurance will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all.

IF WE DO NOT MEET PERFORMANCE GOALS SET IN OUR INCENTIVE-BASED AND REVENUE SHARING ARRANGEMENTS, OUR PROFITS COULD SUFFER.

      We sometimes enter into incentive-based and revenue sharing arrangements with pharmaceutical companies. Under incentive-based arrangements, we are typically paid a fixed fee and, in addition, have an opportunity to increase our earnings based on the market performance of the products being detailed in relation to targeted sales volumes, sales force performance metrics or a combination thereof. Additionally, certain of our service contracts may contain penalty provisions pursuant to which our fees may be significantly reduced if we do not meet certain performance metrics, for example number and timing of sales calls, physician reach, territory vacancies and/or sales representative turnover. Under revenue sharing arrangements, our compensation is based on the market performance of the products being detailed, usually expressed as a percentage of product sales. These types of arrangements transfer some market risk from our clients to us. In addition, these arrangements can result in variability in revenue and earnings due to seasonality of product usage, changes in market share, new product introductions, overall promotional efforts and other market related factors. As an example, in October 2001, we entered into an agreement with Eli Lilly to copromote Evista in the U.S. under which we were to receive payments once product net sales exceeded a pre-determined baseline. The net sales of Evista were insufficient for us to achieve our revenue and profit goals and as a result we incurred an operating loss for 2002 of $35.1 million on this contract, consisting of $28.9 million from operating activities and $6.2 million in unused sales force capacity. This contract was terminated effective December 31, 2002.

OUR SERVICE CONTRACTS ARE GENERALLY SHORT-TERM AGREEMENTS AND ARE CANCELABLE AT ANY TIME, WHICH MAY RESULT IN LOST REVENUE AND ADDITIONAL COSTS AND EXPENSES.

      Our service contracts are generally for a term of one to three years (certain of our operating entities have contracts of shorter duration) and many may be terminated by the client at any time for any reason. Additionally, certain of our clients have the ability to significantly reduce the number of representatives we deploy on their behalf. For example, as discussed above, as a result of the reduction in the number of representatives we deployed for AstraZeneca and the early termination of our fee for service contract arrangement with Novartis, we expect to generate approximately $60.0 million less revenue from our AstraZeneca relationship in 2005 than we realized in 2004, and $28.9 million of originally anticipated revenue associated with the Novartis contract in 2004 was not realized. The termination or significant reduction of a contract by one of our major clients not only results in lost revenue, but also may cause us to incur additional costs and expenses. All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is significantly reduced or terminated, unless we can immediately transfer the related sales force to a new program, we must either continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination. The loss, termination or significant reduction of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition and results of operations.

WE MAY MAKE ACQUISITIONS IN THE FUTURE WHICH MAY LEAD TO DISRUPTIONS TO OUR ONGOING BUSINESS.

      Historically, we have made a number of acquisitions and will continue to review new acquisition opportunities. If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. The success of an acquisition will depend upon, among other things, our ability to:

o  assimilate the operations and services or products of the acquired company;

o  integrate new personnel due to the acquisition;

o  retain and motivate key employees;

o  retain customers; and

o minimize the diversion of management's attention from other business concerns.

      In the event that the operations of an acquired business do not meet our performance expectations, we may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business, including goodwill and other intangible assets identified at time of acquisition.

WE AND TWO OF OUR OFFICERS ARE DEFENDANTS IN A CLASS ACTION SHAREHOLDER LAWSUIT WHICH COULD DIVERT OUR TIME AND ATTENTION FROM MORE PRODUCTIVE ACTIVITIES.

      Beginning on January 24, 2002, several purported class action complaints were filed in the U.S. District Court for the District of New Jersey, against us and certain of our officers on behalf of persons who purchased our common stock during the period between May 22, 2001 and August 12, 2002. On May 23, 2002 the court consolidated these suits into a single class action lawsuit. We believe that meritorious defenses exist to the allegations asserted in this lawsuit and we intend to vigorously defend this action. Although we currently maintain director and officer liability insurance coverage, there is no assurance that we will continue to maintain such coverage or that any such coverage will be adequate to offset potential damages.

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

      Our primary competitors for sales and marketing services include in-house sales and marketing departments of pharmaceutical companies, other CSOs and medical education and marketing research providers. There are relatively few barriers to entry in the businesses in which we compete and, as the industry continues to evolve, new competitors are likely to emerge. Many of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have. Increased competition may lead to competitive practices that could have a material adverse effect on our market share, our ability to source new business opportunities, our business, financial condition and results of operations.

OUR STOCK PRICE IS VOLATILE AND COULD BE FURTHER AFFECTED BY EVENTS NOT WITHIN OUR CONTROL. IN 2004, OUR STOCK TRADED AT A LOW OF $18.94 AND A HIGH OF $33.23. IN 2003, OUR STOCK TRADED AT A LOW OF $6.86 AND A HIGH OF $31.71.

      The market for our common stock is volatile. The trading price of our common stock has been and will continue to be subject to:

o  volatility in the trading markets generally;

o  significant fluctuations in our quarterly operating results;

o  announcements regarding our business or the business of our competitors;

o  industry developments;

o  regulatory developments;

o  changes in revenue mix;

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

o  the mix of services provided;

o the mix of programs -- i.e., contract sales, medical education, marketing research;

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

WE MAY REQUIRE  ADDITIONAL  FUNDS IN ORDER TO IMPLEMENT  OUR  EVOLVING  BUSINESS
MODEL.

      We may require additional funds in order to:

o pursue other business opportunities or meet future operating  requirements;

o  develop incremental marketing and sales capabilities;

o  acquire other services businesses;

o license or acquire additional pharmaceutical or medical device products or technologies; and/or

o  pursue regulatory approvals.

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

IF WE ARE UNABLE TO ATTRACT KEY EMPLOYEES AND CONSULTANTS, WE MAY BE UNABLE TO SUPPORT THE GROWTH OF OUR BUSINESS.

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

OUR BUSINESS MAY SUFFER IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED SALES REPRESENTATIVES.

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

OUR BUSINESS WILL SUFFER IF WE LOSE CERTAIN KEY MANAGEMENT PERSONNEL.

      The success of our business also depends on our ability to attract and retain qualified senior management, and financial and administrative personnel who are in high demand and who often have multiple employment options. Currently, we depend on a number of our senior executives, including Charles T. Saldarini, our chief executive officer and vice chairman of our board of directors, Steven K. Budd, our president, global sales and marketing services, and Bernard C. Boyle, our chief financial officer. The loss of the services of any one or more of these executives could have a material adverse effect on our business, financial condition and results of operations. Except for a $5 million key-man life insurance policy on the life of Mr. Saldarini and a $3 million policy on the life of Mr. Budd and life insurance policies on two other executives, we do not maintain and do not contemplate obtaining insurance policies on any of our employees.

OUR CONTROLLING STOCKHOLDER CONTINUES TO HAVE EFFECTIVE CONTROL OF US, WHICH COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL THAT MAY OTHERWISE BE BENEFICIAL TO OUR STOCKHOLDERS.

      John P. Dugan, our chairman, beneficially owns approximately 33.0% of our outstanding common stock. As a result, Mr. Dugan will be able to exercise substantial control over the election of all of our directors, and to determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendments to our certificate of incorporation.

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


RISK FACTORS MORE CLOSELY ASSOCIATED WITH THE PPG SEGMENT OF OUR BUSINESS:

WE MAY CONTINUE TO REVIEW OPPORTUNITIES FOR THE PPG SEGMENT OF OUR BUSINESS, WHICH MAY INCLUDE COPROMOTION AND EXCLUSIVE DISTRIBUTION ARRANGEMENTS, AS WELL AS LICENSING AND BRAND OWNERSHIP OF PRODUCTS. WE CANNOT ASSURE YOU THAT WE CAN SUCCESSFULLY DEVELOP THIS BUSINESS.

      Notwithstanding the fact that we had only approximately $2.9 million in revenue from the PPG segment of our business in 2004, we may continue to review opportunities which may include copromotion, distribution arrangements, as well as licensing and brand ownership of products. These types of arrangements can significantly increase our operating expenditures in the short-term. Typically, these agreements require significant "upfront" payments, minimum purchase requirements, minimum royalty payments, payments to third parties for production, inventory maintenance and control, distribution services and accounts receivable administration, as well as sales and marketing expenditures. In addition, particularly where we license or acquire products before they are approved for commercial use, we may be required to incur significant expense to gain the required regulatory approvals. As a result, our working capital balance and cash flow position could be materially and adversely affected until the products in question become commercially viable, if ever. The risks that we face in developing the PPG segment of our business may increase in proportion with:

          o the number and types of products covered by these types of agreements;

          o the applicable stage of the drug regulatory process of the products at the time we enter into these agreements; and

          o our control over the manufacturing, distribution and marketing processes.

      In December 2002, we acquired from Cellegy the exclusive right to market and sell Fortigel, a transdermal testosterone gel for the treatment of male hypogonadism in the U.S., Puerto Rico, Mexico and Canada. While we have entered into copromotion and exclusive distribution arrangements in the past, the Cellegy License Agreement was our first licensing arrangement. We paid an initial $15.0 million license fee and another $10.0 million incremental license fee milestone payment is due after the product has all FDA approvals (if such approvals are obtained) required to promote, sell and distribute the product in the U.S. If the drug is approved, in addition to paying Cellegy a royalty based on net sales, all of the costs associated with manufacturing the drug, distributing it, as well as sales and marketing expenditures would be our obligation. If additional testing is required after the drug is approved for sale in the U.S., the costs associated with those tests are our obligation as well. Furthermore, if we want to sell the drug in Mexico and Canada, we must fund the regulatory process in those countries.

      In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. In December 2003, we filed a lawsuit against Cellegy as we believed they fraudulently induced us to enter the Cellegy License Agreement and for breaching certain obligations under the Cellegy License Agreement. (See the Risk Factor describing the Cellegy litigation in this section, below.) Cellegy has told us that, in the first quarter of 2005, it received FDA approval for the protocol parameters for a new Phase 3 study proposed by Cellegy to the FDA. We do not know when, or even whether Cellegy will conduct such a new Phase 3 Study, and we cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S.

WE ARE  INVOLVED  IN  LAWSUITS  WITH  CELLEGY  CONCERNING  THE  CELLEGY  LICENSE
AGREEMENT.

      On December 12, 2003, we filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced us to enter into a license agreement regarding Fortigel on December 31, 2002. The complaint also alleges claims for misrepresentation and breach of contract related to the Cellegy License Agreement. In the complaint, we seek, among other things, rescission of the Cellegy License Agreement and return of the $15.0 million we paid Cellegy. After we filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against us in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce us to enter the Cellegy

License Agreement and that Cellegy has not breached its obligations under the Cellegy License Agreement. We are unable to predict the ultimate outcome of these lawsuits. The trial is scheduled to commence during the second quarter of 2005. Material legal expense has been and is expected to continue to be incurred in connection with this lawsuit; however, at this time we are not able to estimate the magnitude of the expense. See Item 3 - Legal Proceedings.

WE RELY ON THIRD PARTIES TO MANUFACTURE ALL OF OUR PRODUCTS AND SUPPLY RAW MATERIALS. OUR DEPENDENCE ON THESE THIRD PARTIES MAY RESULT IN UNFORESEEN DELAYS OR OTHER PROBLEMS BEYOND OUR CONTROL, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OUR REPUTATION.

      We do not manufacture any products and expect to continue to depend on third parties to provide us with sufficient quantities of products to meet demand. As a result, we cannot assure you that we will always have a sufficient supply of products on hand to satisfy demand or that the products we do have will meet our specifications. This risk is more acute in those situations where we have no control over the manufacturers. For example, the Cellegy License Agreement obligates us to purchase all quantities of the product from PanGeo Pharma Inc. (PanGeo), a third-party manufacturer with which we have no contractual relationship and to which Cellegy has granted exclusive manufacturing rights. If there are any problems with this contract manufacturer, the supply of product could be temporarily halted until either PanGeo is able to get their facilities back on-line or we are able to source another supplier for the product. This manufacturing shutdown could have a material impact on the future demand for the product and thus could have a material adverse effect on our business, financial condition and results of operations. Even if third-party manufacturers comply with the terms of their supply arrangements, we cannot be certain that supply interruptions will not occur or that our inventory will always be adequate. Numerous factors could cause interruptions in the supply of our finished products, including shortages in raw materials, strikes and transportation difficulties. Any disruption in the supply of raw materials or an increase in the cost of raw materials to our supplier could have a significant effect on its ability to supply us with products.

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

      Under the Cellegy License Agreement, we are required to make certain minimum royalty payments to Cellegy once the product is approved by the FDA, assuming such an approval occurs. If the Cellegy product fails to gain market acceptance, we would still be required to make these minimum royalty payments. This would likely have a material adverse effect on our business, financial condition and results of operations. In addition, the Cellegy License Agreement requires us to satisfy certain minimum net sales requirements. If we fail to satisfy these minimum net sales requirements, under certain circumstances Cellegy may, at its option, convert our exclusive license to a nonexclusive license. This could mean that we would face increased competition from third parties with respect to the marketing and sale of the product.

WE MAY BE UNABLE TO SECURE OR ENFORCE ADEQUATE INTELLECTUAL PROPERTY RIGHTS TO PROTECT THE PRODUCTS OR TECHNOLOGIES WE ACQUIRE, LICENSE OR DEVELOP.

      Our ability to successfully commercialize newly branded products or technologies depends on our ability to secure and enforce intellectual property rights, generally patents, and we may be unable to do so. To obtain patent protection, we must be able to successfully persuade the U.S. Patent and Trademark Office and its foreign counterparts to issue patents on a timely basis and possibly in the face of third-party challenges. Even if we are granted a patent, our rights may later be challenged or circumvented by third parties. Likewise, a third-party may challenge our trademarks or, alternatively, use a confusingly similar trademark. The issuance of a patent is not conclusive as to its validity or enforceability and the patent life is limited. In addition, from time to time, we might receive notices from third parties regarding patent claims against us. These types of claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, and cause us to incur significant expenses. As a result of litigation over intellectual property rights, we may be required to stop selling a product, obtain a license from the owner to sell the product in question or use the relevant intellectual property, which we may not be able to obtain on favorable terms, if at all, or modify a product to avoid using the relevant intellectual property. A successful claim of infringement against us could have a material adverse effect on our business, financial condition and results of operations.

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

      Even after drugs have been approved for sale, the FDA continues to regulate their sale. These post-approval regulatory requirements may require further testing and/or clinical studies, and may limit our ability to market and distribute the product or may limit the use of the product. Under the Cellegy License Agreement, we are responsible for all post-approval regulatory compliance. If we fail to comply with the regulatory requirements of the FDA, we may be subject to one or more of the following administrative or judicially imposed sanctions:

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

      We cannot assure you that any of our future products will achieve commercial success, regardless of how effective they may be.

CONSOLIDATION OF THE WHOLESALE DISTRIBUTION NETWORK FOR PHARMACEUTICAL PRODUCTS COULD ADVERSELY IMPACT THE TERMS AND CONDITIONS OF OUR PRODUCT SALES.

      The distribution network for pharmaceutical products has recently experienced significant consolidation among wholesalers and chain stores. As a result, a few large wholesale distributors control a significant share of the market and we have less ability to negotiate price, return policies and other terms and  related  provisions  of the sale.  If our  distribution  of  products expands, some of these wholesalers and distributors may account for a significant portion of our product sales. Our inability to negotiate favorable terms and conditions for product sales to those wholesalers could have a material adverse effect on our business, financial condition and results of operations.

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

EMPLOYEES

      As of December 31, 2004, we had 3,140 employees. Included in that amount are 130 part-time field representatives employed by InServe, the number of which varies from time to time based on project demand. We are not party to a collective bargaining agreement with a labor union. We believe that our relations with our employees are good.

AVAILABLE INFORMATION

      Our website address is www.pdi-inc.com. We are not including the information contained on our website as part or, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

ITEM 2.  PROPERTIES

FACILITIES

      Our corporate headquarters are located in Saddle River, New Jersey, in an 84,000 square foot facility. The lease runs for a term of approximately 12 years, which began in July 2004.

       TVG currently operates out of a 48,000 square foot facility in Fort Washington, Pennsylvania, under a lease that expires in the third quarter of 2005. In the third quarter of 2005, TVG will be moving to a 37,700 square foot facility in Upper Dublin, Pennsylvania. The lease runs for a term of approximately 12 years, which commenced January 2005.

       InServe operates out of a 9,100 square foot facility in Novato, California, under a lease that expires in the second quarter of 2005. We will not be renewing the lease in Novato as operations will have been moved to the corporate headquarters in New Jersey.

       Pharmakon operates out of a 6,700 square foot facility in Schaumburg, Illinois, under a lease that expires in February 2010.

       The office containing ProtoCall's Shared Sales operations was closed and those operations were transferred to corporate headquarters in New Jersey from Cincinnati, Ohio, in early 2003. The Ohio facility is approximately 11,000 square feet of space and was rented to a sub-tenant in early 2003 through the end of the lease which expires in April 2005.

       We believe that our current and recently leased facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

ITEM 3.  LEGAL PROCEEDINGS

SECURITIES LITIGATION

       In January and February 2002, we, our chief executive officer and our chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 (the 1934 Act). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs' counsel. On or about December 13, 2002, the Lead Plaintiffs filed a second consolidated and amended complaint (the Consolidated and Amended Complaint), which superseded their earlier complaints.

       The Consolidated and Amended Complaint names us, our chief executive officer and our chief financial officer as defendants; purports to state claims against us on behalf of all persons who purchased our common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the Consolidated and Amended Complaint is that we intentionally or recklessly made false or misleading public statements and omissions concerning our financial condition and prospects with respect to our marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, our marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as our marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly.

       In February 2003, we filed a motion to dismiss the Consolidated and Amended Complaint. We believe that the allegations in this purported securities class action are without merit and we intend to defend the action vigorously.

BAYER-BAYCOL LITIGATION

       We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred to date in defending these proceedings. As of December 31, 2004, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. No amounts have been received in 2004.

AUXILIUM PHARMACEUTICALS LITIGATION

       On January 6, 2003, we were named as a defendant in a lawsuit filed by Auxilium Pharmaceuticals, Inc. (Auxilium), in the Pennsylvania Court of Common Pleas, Montgomery County. Auxilium was seeking monetary damages and injunctive relief, including preliminary injunctive relief, based on several claims related to our alleged breaches of a contract sales force agreement entered into by the parties on November 20, 2002, and claims that we were misappropriating trade secrets in connection with the Cellegy License Agreement.

       On May 8, 2003, we entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement as well as certain other additional expenses. We recorded a $2.1 million charge in the first quarter of 2003 related to this settlement. Pursuant to the Settlement Agreement, we also agreed that we would
(a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxilium an additional amount per prescription to be determined based upon a specified formula, in the event any prescriptions were filled for Fortigel prior to January 26, 2004. As discussed above, in July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. We have not paid and will not pay any additional amount to Auxilium as set forth in clause (b) above since Fortigel was not approved by the FDA prior to January 26, 2004. We do not believe that the terms of the Settlement Agreement will have any material impact on the success of our commercialization of Fortigel if, or when, the FDA approves it.

CELLEGY PHARMACEUTICALS LITIGATION

       On December 12, 2003, we filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced us to enter into the Cellegy License Agreement regarding Fortigel on December 31, 2002. The complaint also alleges claims for misrepresentation and breach of contract related to the Cellegy License Agreement. In the complaint, we seek, among other things, rescission of the Cellegy License Agreement and return of the $15.0 million we paid Cellegy. After we filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against us in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce us to enter the Cellegy License Agreement and that Cellegy has not breached its obligations under the Cellegy License Agreement. We filed an answer to Cellegy's complaint on June 18, 2004, in which we make the same allegations and claims for relief as we do in our New York action, and we also allege Cellegy violated California unfair competition law. By order dated April 23, 2004, our lawsuit was transferred to the Northern District of California where it may be consolidated with Cellegy's action. We are unable to predict the ultimate outcome of these lawsuits. The trial is scheduled to commence during the second quarter of 2005. Material legal expense has been and is expected to continue to be incurred in connection with this lawsuit; however, at this time we are not able to estimate the magnitude of the expense.

OTHER LEGAL PROCEEDINGS

       We are currently a party to other legal proceedings incidental to our business. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations, litigation is subject to inherent uncertainties. Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial condition and results of operations.

      No amounts have been accrued for losses under any of the above mentioned matters, other than for the Auxilium litigation settlement reserve, as no other amounts are considered probable or reasonably estimable at this time. Legal fees are expensed as incurred.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

       Our common stock is traded on the Nasdaq National Market under the symbol "PDII." The following table sets forth, for each of the periods indicated, the range of high and low closing sales prices for the common stock as reported by the Nasdaq National Market.

                                                               High        Low
                                                               ----        ---

      2004
      ----
   First quarter..........................................     31.770     23.290
   Second quarter.........................................     32.060     24.400
   Third quarter..........................................     29.980     21.600
   Fourth quarter ........................................     31.550     21.780

      2003
      ----
   First quarter..........................................     12.650      7.100
   Second quarter.........................................     12.600      7.350
   Third quarter..........................................     26.810     10.330
   Fourth quarter ........................................     30.870     20.250



       There were 379 shareholders of record of PDI common shares as of February 24, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION
                          YEAR ENDED DECEMBER 31, 2004

                                                                                              Number of securities
                                                                                             remaining available for
                                          Number of securities       Weighted-average         future issuance under
                                           to be issued upon         exercise price of         equity compensation
                                              exercise of               outstanding             plans (excluding
                                          outstanding options,       options, warrants       securities reflected in
           Plan Category                  warrants and rights           and rights                 column (a))
-------------------------------------    -----------------------    --------------------    --------------------------
                                                  (a)                      (b)
Equity compensation plans
  approved by security holders
  (2004 Stock Award and
  Incentive Plan, 2000 Omnibus
  Incentive Compensation Plan,
  and 1998 Stock Option Plan) .....            1,343,745                  $27.86                    1,230,563
Equity compensation plans not
   approved by security
   holders(1)....................                  --                         --                          --
                                         =======================    ====================    ==========================

Total............................              1,343,745                  $27.86                    1,230,563
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


ITEM 6.  SELECTED FINANCIAL DATA

       The selected consolidated financial data set forth below as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 are derived from our audited consolidated financial statements and the accompanying notes. Consolidated balance sheets at December 31, 2004 and 2003 and consolidated statements of operations, stockholders' equity and cash flows for the three years ended December 31, 2004, 2003 and 2002 and the related notes are included elsewhere in this Annual Report on Form 10-K and have been audited by PricewaterhouseCoopers LLP, Independent

Registered Public Accounting Firm. The selected financial data set forth below should be read together with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes appearing elsewhere in this report.

STATEMENT OF OPERATIONS DATA:

                                                                                      Years Ended December 31,
                                                                 -----------------------------------------------------------------
                                                                    2004          2003          2002          2001         2000
                                                                 ----------    ----------    ----------    ----------   ----------
                                                                                (in thousands, except per share data)
Revenue
  Service ....................................................   $  365,965    $  356,143    $  301,437    $  301,447   $  338,038
  Product, net ...............................................       (1,521)      (11,613)        6,438       415,314      101,008
                                                                 ----------    ----------    ----------    ----------   ----------
    Total revenue ............................................      364,444       344,530       307,875       716,761      439,046
                                                                 ----------    ----------    ----------    ----------   ----------

Cost of goods and services
  Program expenses ...........................................      265,360       254,162       278,002       252,349      257,526
  Cost of goods sold .........................................          254         1,287            --       328,629       68,997
                                                                 ----------    ----------    ----------    ----------   ----------
    Total cost of goods and services .........................      265,614       255,449       278,002       580,978      326,523
                                                                 ----------    ----------    ----------    ----------   ----------

Gross profit .................................................       98,830        89,081        29,873       135,783      112,523

Operating expenses
  Compensation expense .......................................       34,325        36,901        32,670        39,263       32,820
  Other selling, general and administrative expenses .........       29,314        30,347        44,163        83,815       38,827
  Restructuring and other related expenses ...................           --           143         3,215            --           --
  Litigation settlement ......................................           --         2,100            --            --           --
                                                                 ----------    ----------    ----------    ----------   ----------
    Total operating expenses .................................       63,639        69,491        80,048       123,078       71,647
                                                                 ----------    ----------    ----------    ----------   ----------
Operating income (loss) ......................................       35,191        19,590       (50,175)       12,705       40,876
Other income, net ............................................          779         1,073         1,967         2,275        4,864
                                                                 ----------    ----------    ----------    ----------   ----------
Income (loss) before provision (benefit) for income taxes ....       35,970        20,663       (48,208)       14,980       45,740
Provision (benefit) for income taxes .........................       14,838         8,405       (17,447)        8,626       18,712
                                                                 ----------    ----------    ----------    ----------   ----------
Net income (loss) ............................................   $   21,132    $   12,258    $  (30,761)   $    6,354   $   27,028
                                                                 ==========    ==========    ==========    ==========   ==========


Basic net income (loss) per share(1) .........................   $     1.45    $     0.86    $    (2.19)   $     0.46   $     2.00
                                                                 ==========    ==========    ==========    ==========   ==========
Diluted net income (loss) per share(1) .......................   $     1.42    $     0.85    $    (2.19)   $     0.45   $     1.96
                                                                 ==========    ==========    ==========    ==========   ==========
Basic weighted average number of shares outstanding(1) .......       14,564        14,231        14,033        13,886       13,503
                                                                 ==========    ==========    ==========    ==========   ==========
Diluted weighted average number of shares outstanding(1) .....       14,893        14,431        14,033        14,113       13,773
                                                                 ==========    ==========    ==========    ==========   ==========


BALANCE SHEET DATA:

                                                                                         As of December 31,
                                                                 -----------------------------------------------------------------
                                                                    2004          2003          2002          2001         2000
                                                                 ----------    ----------    ----------    ----------   ----------
                                                                                           (in thousands)
Cash and cash equivalents ....................................   $   96,367    $  113,288    $   66,827    $  160,043   $  109,000
Working capital ..............................................       96,156       100,009        81,854       113,685      120,720
Total assets .................................................      224,705       219,623       190,939       302,671      270,225
Total long-term debt .........................................           --            --            --            --           --
Stockholders' equity .........................................      165,425       138,488       123,211       150,935      138,110

----------
(1) See Note 9 to our audited consolidated financial statements included elsewhere in this report for a description of the computation of basic and diluted weighted average number of shares outstanding for 2004, 2003 and 2002.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       We make forward-looking statements that involve risks, uncertainties, and assumptions in this report. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under "Forward-Looking Statement Information" on page 2.

       The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

OVERVIEW

       We are a diversified sales and marketing services company serving the biopharmaceutical and MD&D industries. We create and execute sales and marketing programs intended to improve the profitability of pharmaceutical and MD&D products. We do this by working with companies who own the intellectual property rights to these products and recognize our ability to add value to these products and maximize their sales performance. We have a variety of agreement types that we enter into with our clients, from fee for service arrangements to arrangements which involve risk-sharing and incentive based provisions.

DESCRIPTION OF REPORTING SEGMENTS AND NATURE OF CONTRACTS

      During the fourth quarter of 2004, as a result of our acquisition of Pharmakon (as described in Note 5 to the consolidated financial statements) we restructured certain management responsibilities and changed our internal financial reporting. As a result of these changes we determined that our reporting segments were required to be amended. Accordingly, we now report under the following three segments:

       o  SALES SERVICES:

          o  DEDICATED CONTRACT SALES (CSO);

          o  SHARED CONTRACT SALES;

          o  MEDICAL DEVICES AND DIAGNOSTICS (MD&D) CONTRACT SALES TEAMS; AND

          o  CLINICAL SALES TEAMS (INSERVE)

       o  MARKETING SERVICES:

          o  EDUCATION AND COMMUNICATION (EDCOMM);

          o  PHARMAKON; AND

          o  TVG MARKETING RESEARCH AND CONSULTING (TVG)

       o  PDI PRODUCTS GROUP (PPG)

       An analysis of these reporting segments and their results of operations is contained in Note 23 to the consolidated financial statements found elsewhere in this report and in the CONSOLIDATED RESULTS OF OPERATIONS discussion below.

SALES SERVICES

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

       Our product detailing contracts generally are for terms of one to three years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason on 30 to 90 days' notice. These contracts often, but not always, provide for termination payments in the event they are terminated by the client without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset either the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss, termination or significant reduction of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition and results of operations. For example, in December 2004, we announced a reduction in the aggregate number of representatives that we deployed for AstraZeneca. This reduction is expected to decrease revenue generated from AstraZeneca in 2005 by approximately $60.0 million versus revenues generated in 2004. Contracts may also be terminated for cause or we may incur specific penalties if we fail to meet stated performance benchmarks.

       We also provide a contract  sales  offering  within the MD&D  market.  We leveraged our knowledge from years of providing sales forces to the pharmaceutical industry and applied it to the MD&D market. As a result, we now offer the provision of contract sales forces as one of the services that we market to the MD&D industry to assist our clients in improving their product sales.

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

MARKETING SERVICES

       Our marketing services contracts generally are for projects lasting from three to six months. The contracts are typically terminable by the client and provide for termination payments in the event they are terminated without cause. Termination payments include payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the usual size of the projects, it is unlikely the loss or termination of any individual medical education or marketing research contract would have a material adverse effect on our business, financial condition or results of operations.

PDI PRODUCTS GROUP (PPG)

      We are shifting our strategy to deemphasize the PPG segment and focus on the service businesses. However, we may continue to review opportunities which may include copromotion, distribution arrangements, as well as licensing and brand ownership of products.

       The contracts within the PPG segment can be either performance based or fee for service and may require sales, marketing and distribution of product. In performance based contracts, we provide and finance a portion, if not all, of the commercial activities in support of a brand in return for a percentage of product sales. An important performance parameter is normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases, for periods after our promotional activities have ended.

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

       In May 2001, we entered into a copromotion agreement with Novartis for the U.S. sales, marketing and promotion rights for Lotensin, and Lotensin HCT. Another product, Lotrel, was promoted by the same sales force under the same agreement, but was a fee for service arrangement. That agreement ran through December 31, 2003. On May 20, 2002, that agreement was replaced by two separate agreements, one for Lotensin and another one for Lotrel, Diovan and Diovan HCT. Both agreements ran through December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one year period. In February 2004, we were notified by Novartis of its intent to terminate the Lotrel-Diovan agreement without cause, effective March 16, 2004 and, as a result, $28.9 million of anticipated revenue associated with the Lotrel-Diovan agreement in 2004 was not realized. We continued to be compensated under the terms of the agreement through the effective termination date. Even though the Lotensin agreement ended December 31, 2003, we were still entitled to receive royalty payments on the sales of Lotensin through December 31, 2004. The Lotensin agreement stipulated that we were to provide promotion, selling, marketing and brand management for Lotensin. In exchange, we were entitled to receive a percentage of product revenue based on certain TRx objectives above specified contractual baselines. The revenue resulting from the efforts of the Novartis sales force responsible for Lotrel-Diovan was classified in the sales and marketing services segment in 2003 (defined in 2003 as a combination of the current sales services and marketing services segments) instead of the PPG segment, where it was classified in 2002, due to the fact that there was a change in the terms of the Lotensin agreement. During 2002, we were reliant on the attainment of performance incentives, whereas in 2003 this contract was basically a fixed fee arrangement.

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

       In October 2002, our MD&D products unit partnered with Xylos for the exclusive U.S. commercialization rights to XCell line of wound care products. We became the exclusive commercialization partner for the sales, marketing and distribution of the product line in the U.S. On January 2, 2004, we exercised our contractual right to terminate the agreement on 135 days' notice to Xylos since sales of XCell were not sufficient to sustain our role as commercialization partner for the product. Our promotional activities in support of the brand concluded in January 2004 and the agreement was terminated effective May 16, 2004. We provided short-term loans to Xylos of $250,000 in February 2004 and $250,000 in April 2004, totaling $500,000. As a result of continuing operating losses incurred by Xylos as well as recent negative developments regarding their inability to obtain appropriate financing, we concluded during the fourth quarter of 2004 that both the investment and the recoverability of the loan were impaired as of December 31, 2004. As a result, the $1.0 million investment was written down to zero in the fourth quarter of 2004 and the $500,000 loan was fully reserved for during the fourth quarter as well.

       On December 31, 2002, we entered into an exclusive licensing agreement with Cellegy for the exclusive North American rights for Fortigel, a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted an NDA for the hypogonadism indication to the FDA in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told us that, in the first quarter of 2005, it received FDA approval for the protocol parameters for a new Phase 3 study proposed by Cellegy to the FDA. We do not know when, or even whether, Cellegy will conduct such a new Phase 3 Study, and we cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S. Under the terms of the agreement, we paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This payment was made prior to FDA approval and since there is no alternative future use of the licensed rights, we expensed the $15.0 million payment in December 2002, when incurred. This amount was recorded in other selling, general and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the Cellegy License Agreement, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product will range from 20% to 30% of net sales.

       On December 12, 2003, we instituted an action against Cellegy in the U.S. District Court for the Southern District of New York seeking to rescind the Cellegy License Agreement on the grounds that it was procured by fraud. We are seeking return of the license fee we paid on December 31, 2002 of $15.0 million plus additional damages caused by Cellegy's conduct.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

       USE OF ESTIMATES
       ----------------

       We prepare our financial statements in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies are those that are most important to our financial condition and results and that require the most significant judgments on the part of our management in their application. Some of those judgments can be subjective and complex. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by management. Management considers an accounting estimate to be critical if:

       o it requires assumptions to be made that were uncertain at the time the estimate was made; and

       o changes in the estimate are reasonably likely to occur from period to period as new information becomes available, or

       o use of different estimates that we reasonably could have used in the current period could have a material effect on our consolidated results of any one period, or

       o the time period over which the uncertainties are resolved could be extensive.

       To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition and results of operations will be affected.

       We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals and various other assumptions believed to be reasonable. We refer to accounting estimates of this type as "critical accounting policies," which are discussed further below. Management has discussed the development and selection of these critical accounting policies with the Audit Committee. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as based on the criteria above. Changes in estimates used in these and other items could have a material impact on our consolidated results of operations in any one period.

       CRITICAL ACCOUNTING POLICIES
       ----------------------------

       We must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., depreciation methodology, accounting changes). We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates: revenue recognition; loans and investments in privately held entities; income taxes; goodwill, intangibles and other long-lived assets; incentive compensation; and contingencies.

       For a summary of our significant accounting policies, see Note 1 to the consolidated financial statements.

REVENUE RECOGNITION

       Service revenue
       ---------------

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

       Product revenue
       ---------------

       Product revenue is recognized when products are shipped and title is transferred to the customer. For product sales, provision is made at the time of sale for all estimated rebates, discounts and product returns and allowances. Although we have had significant product sales in recent years, we no longer plan to emphasize the types of contracts and agreements that would entail product sales.

LOANS AND INVESTMENTS IN PRIVATELY HELD ENTITIES

       As discussed in Note 7 to the consolidated financial statements, our loans and investments in privately held entities are accounted for under either the cost or equity method, whichever is appropriate for the particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either quantity of voting stock or other means. If we were to determine that our accounting treatment for our investments should change from the cost to the equity method, in accordance with APB No. 18, "EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK," we would retroactively restate our previously issued financial statements as if we had always accounted for the investment under the equity method.

       We assess our loans and investments in privately held entities on a quarterly basis for impairment and propriety of current accounting treatment. This quarterly review includes discussions with senior management of the investee, and evaluations of, among other things, the investee's progress against its business plan, its customer base, the market condition of the overall industry of the investee, historical and projected financial performance, expected cash needs and recent funding events. Our assessments of value are highly subjective given that these companies may be at an early stage of development and rely regularly on their investors for cash infusions. Consequently, if we determine based on the above factors that the loans are not collectible and/or investments are other than temporarily impaired, we will record a loss on our investments which may be material to the period in which the adjustment is recorded. For the years ended December 31, 2004, 2003 and 2002, we recorded write-downs of these loans and investments of $1.5 million, zero, and approximately $379,000, respectively.

INCOME TAXES

       In accordance with the provisions of SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," we account for income taxes using the asset and liability method. This method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of our assets and liabilities based on enacted tax laws and rates. A valuation allowance is established, when necessary, to reduce the deferred income tax assets that are not more likely than not to be realized.

       We operate in multiple tax jurisdictions and provide taxes in each jurisdiction where we conduct business and are subject to taxation.

       We have established estimated liabilities for federal and state income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, "ACCOUNTING FOR CONTINGENCIES" (SFAS 5). These accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process. We adjust these accruals as facts and circumstances change, such as the progress of a tax audit. We believe that any potential audit adjustments will not have a material adverse effect on our financial condition or liquidity. However, any adjustments made may be material to our consolidated results of operations of a reporting period.

GOODWILL, INTANGIBLES AND OTHER LONG-LIVED ASSETS

      We account for our purchases of acquired companies in accordance with SFAS No. 141, "BUSINESS COMBINATIONS" (SFAS 141) and account for the related acquired intangible assets in accordance with SFAS No. 142, "GOODWILL AND OTHER
INTANGIBLE ASSETS" (SFAS 142). In connection with our acquisitions, we have historically obtained a valuation from an independent specialist that assists in the identification of any specific intangibles and provides assistance in our determination of an estimated value and useful life for each. Identified intangible assets are assigned a value, generally as estimated in the valuation, and amortized over the estimated life. In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Since the entities we have acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill. See Note 21 for more information about goodwill and other identified intangible assets associated with our acquisitions.

       We test goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. Goodwill is tested for impairment annually on December 31 in a two-step process. First, for each reporting unit containing goodwill, we must determine if the carrying amount exceeds the fair value based on a discounted future cash flows model, which would indicate that goodwill may be impaired. Because of the complexity of assumptions and judgment used in estimating the future cash flows expected from a reporting unit(s), the appropriate discount rate and other significant assumptions used to determine the fair value of the unit(s), there is significant risk that the actual reporting unit's fair value will vary from the original estimate. If we were to determine that goodwill may be impaired, we would then compare the implied fair value of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. We performed the required annual impairment tests for each of the three years ended December 31, 2004, 2003 and 2002 and determined that no impairment existed.

       We evaluate all of our long-lived assets (primarily property and equipment and intangible assets other than goodwill) for impairment in accordance with the provisions of SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" (SFAS 144). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Because of the complexity of assumptions and judgment used in estimating the value and life of the identified other intangible assets resulting from our acquisitions, there is significant risk that their actual value and life may vary from the original estimate. We periodically evaluate whether events and circumstances have occurred that indicate the carrying amount of intangibles may warrant revision or may not be recoverable. We may determine that an intangible asset has diminished or has no remaining value prior to it being fully amortized. In this instance, in accordance with SFAS 144, we would be required to record a charge to earnings to account for the impairment of the asset which may have a material adverse effect on our results of operations for the current period.

       While we do not currently believe any of our long-lived assets are impaired, and we do not anticipate an impairment in the near term, if a change in circumstances were to occur requiring an assessment of impairment, we would be required to evaluate whether the future undiscounted cash flows related to the asset will be greater than its carrying value at the time of the impairment test. While our cash flow assumptions are consistent with the plans and estimates we are using to manage our operations, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives. If such an evaluation resulted in the identification of an impairment of any of our long-lived assets, such impairment would be recorded in the period we determine the impairment has occurred.

INCENTIVE COMPENSATION

       We have various incentive compensation programs that are funded based on one or more of the following targets:

       o  Annual consolidated net income

       o  Business unit operating income

       o  Individual contract milestone achievements

       o  Individual performance goals

       All of the incentive programs feature a discretionary component, and incentives based on annual consolidated net income or business unit operating income are subject to approval by the board of directors. Quarterly reviews are made for any changes in the facts and circumstances underlying the estimates for accrual of these incentives; changes in these estimates could be material from quarter to quarter depending on the current and projected results of operations and field performance on the programs. In making changes to our estimates, we conform to the guidance contained in APB No. 20, "ACCOUNTING CHANGES," which outlines the methods that companies may use to record accounting changes, which includes changes in estimates, among other items.

CONTINGENCIES

       In the normal course of business, we are subject to various contingencies. Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated, or otherwise disclosed, in accordance with SFAS 5. Litigation outcomes are not within our complete control, are often very difficult to predict and often are resolved over long periods of time. For a discussion of legal contingencies, please refer to Note 19 to the consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future operating results.

                                                           Years Ended December 31,
                                              -------------------------------------------------
OPERATING DATA                                 2004       2003       2002       2001      2000
                                              ------     ------     ------     ------    ------
Revenue
  Service                                      100.4%     103.4%      97.9%      42.1%     77.0%
  Product, net                                  (0.4)      (3.4)       2.1       57.9      23.0
                                              ------     ------     ------     ------    ------
    Total revenue                              100.0      100.0      100.0      100.0     100.0
                                              ------     ------     ------     ------    ------
Cost of goods and services
  Program expenses                              72.8       73.8       90.3       35.3      58.6
  Cost of goods sold                             0.1        0.4         --       45.8      15.8
                                              ------     ------     ------     ------    ------
    Total cost of goods and services            72.9       74.2       90.3       81.1      74.4
                                              ------     ------     ------     ------    ------

Gross profit                                    27.1       25.8        9.7       18.9      25.6

Operating expenses
  Compensation expense                           9.4       10.7       10.6        5.5       7.5
  Other selling, general and administrative
   expenses                                      8.0        8.8       14.3       11.7       8.8
  Restructuring and other related expenses        --        0.1        1.0         --        --
    Litigation settlement                         --        0.6         --         --        --
                                              ------     ------     ------     ------    ------
      Total operating expenses                  17.4       20.2       25.9       17.2      16.3
                                              ------     ------     ------     ------    ------
Operating income (loss)                          9.7        5.7      (16.2)       1.7       9.3
Other income, net                                0.2        0.3        0.6        0.3       1.1
                                              ------     ------     ------     ------    ------
Income (loss) before provision (benefit)
  for income taxes                               9.9        6.0      (15.6)       2.0      10.4
Provision (benefit) for income taxes             4.1        2.4       (5.6)       1.2       4.3
                                              ------     ------     ------     ------    ------
Net income (loss)                                5.8%       3.6%     (10.0)%      0.8%      6.1%
                                              ======     ======     ======     ======    ======


       COMPARISON OF 2004 AND 2003


           REVENUE (IN THOUSANDS)

-------------------------------------------------------------------
                       2004       2003     Inc/(Dec)  % Inc/(Dec)
-------------------------------------------------------------------
Sales services       $332,431   $271,210   $ 61,221      22.6%
Marketing services     29,057     29,436       (379)     (1.3)%
PPG                     2,956     43,884    (40,928)    (93.3)%
-------------------------------------------------------------------
   TOTAL             $364,444   $344,530   $ 19,914       5.8%
-------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                            Service                                         Product
------------------------------------------------------------------- ----------------------------------------------
                       2004       2003     Inc/(Dec)  % Inc/(Dec)      2004        2003     Inc/(Dec) % Inc/(Dec)
------------------------------------------------------------------- ----------------------------------------------
Sales services       $332,431   $271,210   $ 61,221      22.6%       $    --     $     --    $    --       0.0%
Marketing services     29,057     29,436       (379)     (1.3)%           --           --         --       0.0%
PPG                     4,477     55,497    (51,020)    (91.9)%       (1,521)     (11,613)    10,092        **
------------------------------------------------------------------- ----------------------------------------------
TOTAL                $365,965   $356,143   $  9,822       2.8%       $(1,521)    $(11,613)   $10,092        **
------------------------------------------------------------------- ----------------------------------------------


       REVENUE. Total revenue for 2004 was $364.4 million, an increase of $19.9 million or 5.8% from revenue of $344.5 million for 2003. Service revenue was $366.0 million in 2004, an increase of $9.8 million or 2.8% from the $356.1 million recorded in 2003. Product net revenue for 2004 was negative $1.5 million primarily as a result of a $1.7 million increase in the Ceftin reserve; this increase was mainly attributable to the changes in estimate related to the allowance for sales returns recorded on previous Ceftin sales. (Please see Note 3 to the consolidated financial statements.)

       The sales services segment generated $332.4 million in revenue for 2004, an increase of $61.2 million over 2003. This increase in revenue is mainly attributable to three dedicated CSO contracts, all of which commenced in the second half of 2003 and were active for the full year in 2004.

       The marketing services segment generated $29.1 million in revenue in 2004, a slight decrease of $379,000 from the comparable prior year period. The EdComm unit's revenue for 2004 declined on a year-over-year basis mainly due to the decrease in services provided to one major client. Revenue generated by Pharmakon, which was acquired on August 31, 2004, almost completely offset the decline in revenue from the EdComm unit.

       The PPG segment generated net revenue of $2.9 million in 2004, which consisted of $4.4 million in service revenue offset by negative product revenue of $1.5 million. The service revenue of $4.4 million was generated almost entirely by revenue from Lotensin royalties; the negative product revenue of $1.5 million was primarily related to the increase in the Ceftin sales returns reserve. As our responsibility to accept product returns ended December 31, 2004, no further increases to this reserve are likely. We will, however, continue to pay these returns during 2005. In 2003, the PPG segment had service revenue of $55.5 million almost entirely from Lotensin and this was offset by negative product revenue of $11.6 million which was mainly attributable to the $12.0 million increase in the Ceftin reserve. The Lotensin contract was effectively completed December 31, 2003, but we continued to earn Lotensin royalties through December 31, 2004.


           COST OF GOODS AND SERVICES (IN THOUSANDS)

-------------------------------------------------------------------
                       2004       2003    Inc/(Dec)  % Inc/(Dec)
-------------------------------------------------------------------
Sales services       $249,131   $201,059   $ 48,072      23.9%
Marketing services     16,352     15,674        678       4.3%
PPG                       131     38,716    (38,585)    (99.7)%
-------------------------------------------------------------------
   TOTAL             $265,614   $255,449   $ 10,165       4.0%
-------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                      Service                                        Product
------------------------------------------------------------------- ----------------------------------------------
                       2004        2003    Inc/(Dec)  % Inc/(Dec)       2004       2003   Inc/(Dec)  % Inc/(Dec)
------------------------------------------------------------------- ----------------------------------------------
Sales services       $249,131    $201,059   $ 48,072      23.9%       $    --   $     --   $    --       0.0%
Marketing services     16,352      15,674        678       4.3%            --         --        --       0.0%
PPG                      (123)     37,429    (37,552)   (100.3)%          254      1,287    (1,033)    (80.3)%
------------------------------------------------------------------- ----------------------------------------------
   TOTAL             $265,360    $254,162   $ 11,198       4.4%       $   254   $  1,287   $(1,033)    (80.3)%
------------------------------------------------------------------- ----------------------------------------------

       COSTS OF GOODS AND SERVICES, AND GROSS PROFIT. Cost of goods and services for 2004 was $265.6 million, which was $10.2 million or 4.0% more than cost of goods and services of $255.4 million for 2003.

       o During 2004 the gross profit percentage was 27.1% compared to 25.8% in the comparable prior year period.

       o The gross profit margins were similar in 2004 and 2003 for each of the segments, and

       o The service revenue gross profit percentages were 27.5% and 28.6% for 2004 and 2003, respectively.

       The sales services segment had gross profit of $83.3 million in 2004, with a gross profit percentage of 25.1%; during 2003 this segment had gross profit of $70.2 million and a gross profit percentage of 25.9%. The increase in gross profit is mainly attributable to three dedicated CSO contracts, all of which commenced in the second half of 2003, and which were active for the full year in 2004.

       The marketing services segment earned gross profit of $12.7 million and $13.8 million for 2004 and 2003, respectively. The gross percentage declined slightly from 46.8% in 2003 to 43.7% in 2004. The decrease in gross profit attributable to the marketing services is due primarily to the decline in revenue from EdComm on a year over year basis. The acquisition of Pharmakon in August 2004 partially offset this decline.

       The PPG segment had $2.8 million in gross profit for 2004 compared to $5.2 million in 2003. The decrease in PPG gross profit is attributable to the Lotensin contract ending December 31, 2003.

       (NOTE: COMPENSATION AND OTHER SG&A EXPENSE AMOUNTS FOR EACH SEGMENT CONTAIN ALLOCATED CORPORATE OVERHEAD.)

--------------------------------------------------------------------------------
COMPENSATION EXPENSE (IN THOUSANDS)
--------------------------------------------------------------------------------
                                % of                % of                 % Inc/
                       2004    revenue     2003    revenue  Inc/(Dec)    (Dec)
--------------------------------------------------------------------------------
Sales services       $25,022     7.5%    $17,573     6.5%    $ 7,449     42.4%
Marketing services     7,367    25.4%      7,463    25.4%        (96)    (1.3)%
PPG                    1,936    65.5%     11,865    27.0%     (9,929)   (83.7)%
================================================================================
TOTAL                $34,325     9.4%    $36,901    10.7%    $(2,576)    (7.0)%
--------------------------------------------------------------------------------

       COMPENSATION EXPENSE. Compensation expense for 2004 was $34.3 million, a decrease of $2.6 million or 7.0% less than the $36.9 million for the comparable prior year period. This decrease can be primarily attributed to an overall decrease in the amount of incentive compensation in 2004. As a percentage of total revenue, compensation expense decreased to 9.4% for 2004 from 10.7% for 2003. Compensation expense for the sales services segment increased $7.4 million or 42.4%. Conversely, the compensation expense associated with the PPG segment decreased by $9.9 million or 83.7%. The changes in both the sales services and PPG segments reflect the changes in how management's time and effort was being concentrated on a year-over-year basis. Compensation expense associated with the marketing services segment remained virtually the same, decreasing by 1.3% overall.

--------------------------------------------------------------------------------
OTHER SG&A
(IN THOUSANDS)
--------------------------------------------------------------------------------
                                % of                % of                 % Inc/
                       2004    revenue     2003    revenue  Inc/(Dec)    (Dec)
--------------------------------------------------------------------------------
Sales services       $24,260     7.3%    $16,267     6.0%    $ 7,993     49.1%
Marketing services     3,803    13.1%      2,622     8.9%      1,181     45.0%
PPG                    1,250    42.3%     11,458    26.1%    (10,208)   (89.1)%
================================================================================
TOTAL                $29,313     8.0%    $30,347     8.8%    $(1,034)    (3.4)%
--------------------------------------------------------------------------------

       OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other SG&A expenses were $29.3 million in 2004, versus $30.3 million in 2003. Even though total other SG&A for 2004 did decrease overall, included is $500,000 in bad debt expense associated with the write off of the Xylos loan discussed previously, which was recorded in the fourth quarter of 2004. As a percent to revenue, other SG&A expenses decreased slightly to 8.0% in 2004 from 8.8% in 2003. Other SG&A expenses associated with the sales services segment increased $8.0 million or 49.1%. In the PPG segment, other SG&A decreased by $10.2 million or 89.1% as the majority of management's time and efforts as well as the associated resources were concentrated on the other two segments. Other SG&A for the marketing services segment increased by $1.2 million or 45.3%. This increase is partially attributable to the Pharmakon acquisition and the amortization expense associated with the acquisition.

       RESTRUCTURING AND LITIGATION SETTLEMENT EXPENSES. There were no expenses incurred in 2004 in these categories. In 2003, approximately $143,000 of net restructuring expense and $2.1 million for the Auxilium legal settlement were recorded in SG&A.

--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
(IN THOUSANDS)
--------------------------------------------------------------------------------
                                                                        % Inc/
                       2004   % of rev    2003    % of rev  Inc/(Dec)   (Dec)
--------------------------------------------------------------------------------
Sales services       $34,018    10.2%    $34,891    12.9%    $  (873)   (2.51)%
Marketing services     1,535     5.3%      3,567    12.1%     (2,032)  (56.95)%
PPG                     (362)  -12.2%    (18,868)  -43.0%     18,506      **
================================================================================
   TOTAL             $35,191     9.7%    $19,590     5.7%    $15,601    79.64%
--------------------------------------------------------------------------------

       OPERATING INCOME. There was operating income for 2004 of $35.2 million, compared to operating income of $19.6 million in 2003, an increase of $15.6 million. This increase can be mainly attributed to the negative impact in 2003 of the $12.0 million increase to the Ceftin sales returns reserve (the 2004 Ceftin sales returns impact was approximately $1.7 million). As a percentage of revenue from the sales services segment, operating income for that segment decreased to 10.2% for 2004, from 12.9% for 2003. This decrease as a percent to revenue can be attributed to the increased amount of SG&A being absorbed by this segment in 2004. There was operating income in 2004 for the marketing services segment of $1.5 million compared to operating income of $3.6 million in the comparable prior year period. This can be attributed to the decreased contribution from the EdComm division, partially offset by the income from Pharmakon. There was an operating loss for the PPG segment for 2004 of $362,000 that was primarily attributable to the increase in the Ceftin returns reserve of $1.7 million. In 2003, the PPG segment had an operating loss of $18.9 million primarily attributable to the $12.0 million adjustment to the Ceftin sales returns accrual and the losses associated with the Xylos product launch, and the slower than anticipated sales of that product.

       OTHER INCOME, NET. Other income, net, for 2004 and 2003 was approximately $780,000 and $1.1 million, respectively. For 2004, other income, net, was comprised primarily of interest income of $1.8 million, partially offset by the loss on the preferred stock investment in Xylos (see Note 7) of $1.0 million. For 2003, other income, net, was primarily comprised of interest income. The increase in interest income is primarily attributed to higher interest rates in 2004, and larger average cash balances in 2004.

       PROVISION FOR INCOME TAXES. We recorded a provision for income taxes of $14.8 million for 2004, compared to $8.4 million in 2003. Our overall effective tax rate was 41.3% and 40.7% for 2004 and 2003, respectively. The increase in the 2004 effective rate is primarily due to a valuation allowance associated with the capital loss carryforward that resulted from the Xylos investment write-off since management believes it is more likely than not that the deferred tax asset will not be realized.

       NET INCOME. There was net income for 2004 of $21.1 million, compared to net income of $12.3 million for 2003 due to the factors discussed above.


       COMPARISON OF 2003 AND 2002

REVENUE (IN THOUSANDS)

-----------------------------------------------------------------
                                                       % Inc/
                       2003       2002     Inc/(Dec)    (Dec)
-----------------------------------------------------------------
Sales services       $271,210   $185,386   $ 85,824      46.3%
Marketing services     29,436     26,284      3,152      12.0%
PPG                    43,884     96,205    (52,321)    (54.4)%
-----------------------------------------------------------------
   TOTAL             $344,530   $307,875   $ 36,655      11.9%
-----------------------------------------------------------------
----------------------------------------------------------------- ---------------------------------------------
                                      Service                                         Product
----------------------------------------------------------------- ---------------------------------------------
                                                         % Inc/                                         % Inc/
                       2003        2002    Inc/(Dec)     (Dec)         2003        2002     Inc/(Dec)    (Dec)
----------------------------------------------------------------- ---------------------------------------------
Sales services       $271,210   $185,386  $  85,824      46.3%       $     --    $     --   $    --       0.0%
Marketing services     29,436     26,284      3,152      12.0%             --          --        --       0.0%
PPG                    55,497     89,767    (34,270)    (38.2)%       (11,613)      6,438    (18,051)      **
----------------------------------------------------------------- ---------------------------------------------
   TOTAL             $356,143   $301,437   $ 54,706      18.2%       $(11,613)   $  6,438   $(18,051)      **
----------------------------------------------------------------- ---------------------------------------------

       REVENUE, NET. Total net revenue for 2003 was $344.5 million, 11.9% more than revenue of $307.9 million for the prior year period. Service revenue was $356.1 million in 2003, an increase of $54.7 million or 18.2% from the $301.4 million recorded in 2002. This increase is mainly attributable to the addition of three significant dedicated CSO contracts in July 2003, as well as the performance on the Lotensin contract. Product net revenue for 2003 was negative $11.6 million as a result of a $12.0 million increase in the Ceftin sales returns accrual which was recorded in the fourth quarter of 2003; this increase was attributable to the changes in estimates related to the allowance for sales returns recorded on previous Ceftin sales. (Please see Note 3 to the consolidated financial statements.) This was partially offset by Xylos net product sales of approximately $387,000 in 2003.

       The sales services segment had $271.2 million in revenue for 2003, an increase of $85.8 million over 2002. This increase was attributable to the three new dedicated CSO contracts mentioned previously, and the reclassification of the Lotrel-Diovan revenues due to the renegotiation of our Novartis contract in May 2002. The Novartis sales force responsible for Lotrel-Diovan was classified in the sales and marketing services segment in 2003 (defined in 2003 as a combination of the current sales services and marketing services segments) instead of the PPG segment (where it was classified in 2002). During 2002, we were reliant on the attainment of performance incentives, whereas in 2003, this contract was basically a fixed fee arrangement.

       The marketing services segment had $29.4 million in revenue in 2003, an increase of $3.2 million over 2002. This increase was attributable to the improved performance of the EdComm division in 2003. This division benefited from a significant increase in revenue from one of its largest clients in 2003.

       The PPG segment had service revenue of $55.5 million in 2003, mainly attributable to the results of the Lotensin contract. Lotensin prescription levels remained relatively stable throughout the year, which resulted in our earning additional revenue under the terms of the agreement. The decrease of $34.3 million in 2003 from the comparable prior year period can be primarily attributed to the Lotrel-Diovan revenue reclassification discussed above. The negative product revenue of $11.6 million compares to $6.4 million in revenue to 2002. The negative product revenue in 2003 was mainly attributable to the $12.0 million increase in the Ceftin sales returns accrual discussed above.

COST OF GOODS AND SERVICES (IN THOUSANDS)

-----------------------------------------------------------------
                                                         % Inc/
                       2003       2002     Inc/(Dec)     (Dec)
-----------------------------------------------------------------
Sales services       $201,059   $149,305   $ 51,754      34.7%
Marketing services     15,674     13,718      1,956      14.3%
PPG                    38,716    114,979    (76,263)    (66.3)%
-----------------------------------------------------------------
   TOTAL             $255,449   $278,002   $(22,553)     (8.1)%
-----------------------------------------------------------------

----------------------------------------------------------------- ---------------------------------------------
                                       Service                                        Product
----------------------------------------------------------------- ---------------------------------------------
                                                         %Inc/                                           % Inc/
                       2003       2002     Inc/(Dec)     (Dec)         2003        2002     Inc/(Dec)    (Dec)
----------------------------------------------------------------- ---------------------------------------------
Sales services       $201,059   $149,305   $ 51,754      34.7%       $     --    $     --   $    --       0.0%
Marketing services     15,674     13,718      1,956      14.3%             --          --        --       0.0%
PPG                    37,429    114,979    (77,550)    (67.5)%         1,287          --     1,287       0.0%
----------------------------------------------------------------- ---------------------------------------------
   TOTAL             $254,162   $278,002   $(23,840)     (8.6)%      $  1,287    $     --   $ 1,287       0.0%
----------------------------------------------------------------- ---------------------------------------------

       COSTS OF GOODS AND SERVICES. Cost of goods and services for 2003 was $255.5 million, which was $22.5 million or 8.1% less than cost of goods and services of $278.0 million for 2002. During 2003 the gross profit percentage was 25.8% compared to 9.7% in the comparable prior year period. The gross profit attributable to service revenue was $102.0 million in 2003 versus $23.4 million in 2002, an increase of 335.9%. As discussed in Note 2, during 2002, it became apparent that the net sales levels likely to be achieved under the terms of the Evista contract would not be sufficient to recoup our expenses. In November 2002, we agreed with Eli Lilly to terminate the Evista copromotion agreement effective December 31, 2002. A $34.7 million negative gross profit was recognized under this contract for the year ended December 31, 2002. Excluding the effect of the Evista contract, the gross profit percentage for 2002 would have been 21.0%.

       The sales services segment had gross profit of $70.2 million with a gross profit percentage of 25.9%, a substantial increase over the $36.1 million gross profit and 19.5% gross profit percentage achieved in 2002, primarily due to the three new significant contracts entered into in 2003. Generally, the gross profit percentage achieved in 2003 was slightly higher than our historical gross profit percentages and was attributable to the greater efficiencies achieved in the performance of our contractual obligations for most service units.

      The marketing services segment earned a gross profit of $13.8 million and $12.6 million for the 2003 and 2002, respectively. The increase in gross profit of $1.2 million is primarily attributable to the increased revenue in the EdComm division.

      The PPG segment had $5.2 million in gross profit for 2003 compared to negative gross profit of $18.8 million in 2002. Excluding the $12.0 million effect of the increase in the Ceftin accrual for sales returns, the contracts within PPG contributed $17.2 million in gross profit with a gross profit percentage of 30.7%. Excluding the Evista contract, in 2002 total PPG would have earned a positive gross profit of $16.0 million and a gross profit percentage of 16.6%; the Evista contract was terminated as of December 31, 2002. The increase in gross profit percentage excluding these items from an adjusted 16.6% to an adjusted 30.7% resulted from our success on the Lotensin program. Lotensin prescription levels remained relatively stable throughout the year, which resulted in our earning additional revenue under the terms of the agreement.

      (NOTE: COMPENSATION AND OTHER SG&A EXPENSE AMOUNTS FOR EACH SEGMENT CONTAIN ALLOCATED CORPORATE OVERHEAD.)

--------------------------------------------------------------------------------
COMPENSATION EXPENSE (EXCLUDING RESTRUCTURING EXPENSE)
(IN THOUSANDS)
--------------------------------------------------------------------------------
                                % of                 % of               % Inc/
                        2003   revenue    2002      revenue  Inc/(Dec)   (Dec)
--------------------------------------------------------------------------------
Sales Services        $17,573    6.5%   $13,509       7.3%    $ 4,064    30.1%
Marketing Services      7,463   25.4%     8,798      33.5%     (1,335)  (15.2)%
PPG                    11,865   27.0%    10,363      10.8%      1,502    14.5%
--------------------------------------------------------------------------------
   TOTAL              $36,901   10.7%   $32,670      10.6%    $ 4,231    13.0%
--------------------------------------------------------------------------------

         COMPENSATION EXPENSE. Compensation expense for 2003 was $36.9 million, an increase of $4.2 million or 13.0% more than the $32.7 million for the comparable prior year period. This increase can be attributed to a $7.1 million increase in incentive compensation in 2003, which resulted from the improved performance of most business units in 2003. This increase in incentive compensation was partially offset by savings attributable to the reduced headcount associated with our 2002 restructuring initiative. As a percentage of total revenue, compensation expense increased slightly to 10.7% for 2003 from 10.6% for 2002. Compensation expense as a percent of revenue for the sales services and marketing services segments decreased but increased for the PPG segment. The increase in expense, as a percent of revenue for the PPG segment, reflects the investment of additional management effort during 2003 toward our investigation of opportunities for licensing or acquiring products for that segment.

--------------------------------------------------------------------------------
OTHER SG&A (EXCLUDING RESTRUCTURING EXPENSE AND LITIGATION EXPENSE)
(IN THOUSANDS)
--------------------------------------------------------------------------------
                               % of                 % of               % Inc/
                       2003   revenue    2002      revenue  Inc/(Dec)   (Dec)
--------------------------------------------------------------------------------
Sales Services       $16,267    6.0%   $15,477        7.3%  $    790      5.1%
Marketing Services     2,622    8.9%     2,986       11.4%      (364)   (12.2)%
PPG                   11,458   26.1%    25,700       26.7%   (14,242)   (55.4)%
--------------------------------------------------------------------------------
  TOTAL              $30,347    8.8%   $44,163       14.3%  $(13,816)   (31.3)%
--------------------------------------------------------------------------------
  Less: Cellegy
    licensing fee         --     --     15,000       15.6%   (15,000)  (100.0)%
--------------------------------------------------------------------------------
  ADJUSTED TOTAL     $30,347    8.8%   $29,163        9.5%  $  1,193      4.1%
--------------------------------------------------------------------------------

       OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total other SG&A expenses were $30.3 million for 2003, which represented 8.8% of revenues. Other selling, general and administrative expenses were $44.2 million in 2002, which included the $15.0 million payment for the initial licensing fee associated with the Cellegy License Agreement. Excluding the $15.0 million Cellegy license fee payment we incurred in 2002, other SG&A increased year over year by approximately $1.2 million or 4.1%, however it decreased as a percentage of revenue.

      RESTRUCTURING AND OTHER RELATED EXPENSES. During the year ended December 31, 2002, we accrued $6.3 million in restructuring and other related expenses in connection with our decision to consolidate operations to create efficiencies.

       During the year ended December 31, 2003, we recognized a net reduction in the restructuring accrual of $197,000, of which $143,000 was recorded as additional expense in SG&A and $340,000 was recorded as a credit to program expenses consistent with the original recording of the restructuring charges.

       As of December 31, 2003, the restructuring accrual was $744,000, consisting of remaining severance and lease payments. All restructuring activities associated with this accrual are substantially complete. The restructuring accrual and related activities are discussed more fully in the "RESTRUCTURING AND OTHER RELATED EXPENSES" section of this MD&A.

       LITIGATION SETTLEMENT. On May 8, 2003, we entered into a settlement agreement with Auxilium. We recorded a $2.1 million charge in the first quarter of 2003 which included a cash payment paid upon execution of the settlement agreement and other additional expenses that were required as part of the settlement. Please see Note 19 to the consolidated financial statements for additional information.


   -------------------------------------------------------------------------
   OPERATING INCOME (LOSS)
   (IN THOUSANDS)
   -------------------------------------------------------------------------
                                           2003         2002       Inc/(Dec)
   -------------------------------------------------------------------------
    Sales Services                      $ 34,891      $  4,745      $30,146
    Marketing Services                     3,567           290        3,277
    PPG                                  (18,868)      (55,210)      36,342
   -------------------------------------------------------------------------
       TOTAL                            $ 19,590      $(50,175)     $69,765
   -------------------------------------------------------------------------

       OPERATING INCOME (LOSS). There was operating income for 2003 of $19.6 million, compared to an operating loss of $50.2 million in 2002. The 2002 period operating loss was primarily the result of the $35.1 million operating loss generated by the Evista contract and $15.0 million in licensing fee expenses associated with the Cellegy License Agreement. Operating income for 2003 for the sales services segment was $34.9 million, or 635.3% more than sales services operating income for 2002 of $4.7 million. As a percentage of revenue from the sales services segment, operating income for that segment increased to 12.9% for 2003, from 2.6% in 2002. There was an operating loss for the PPG segment for 2003 of $18.9 million which was attributable to the $12.0 million adjustment to the Ceftin sales return accrual in 2003 and the losses associated with the Xylos product launch, and the slower than anticipated sales of the Xylos product. This compares to an operating loss of $55.2 million in 2002, most of which was attributable to the Evista contract loss and the Cellegy initial licensing fee discussed above. There was operating income for 2003 for the marketing services segment of $3.6 million compared to operating income of approximately $290,000 in the prior period. This can be attributed to the increased contribution from the EdComm division.

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

       PROVISION (BENEFIT) FOR INCOME TAXES. There was an income tax provision of $8.4 million for 2003, compared to an income tax benefit of $17.4 million for 2002, which consisted of Federal and state corporate income taxes. The effective tax rate for 2003 was 40.7%, compared to an effective tax benefit rate of 36.2% for 2002. During 2002, the benefit rate was lower than the target rate of 41% to 42% as a result of the effect of recording a valuation allowance against certain state NOL carryforwards, for which it was determined that it was not more likely than not that the benefit from the net operating losses would be realized. The effective tax rate for 2003 was lower than the target rate of 41% to 42% due to reductions in certain non-deductible costs and a decrease in the state effective tax rate resulting from changes in state tax apportionment factors and an increase in the number of filing jurisdictions required as a result of changes in our operations. The tax benefit from the reversal of the state valuation allowance was offset by a decrease in the value of our net state deferred tax asset resulting from the decrease in our overall state effective tax rate.

       NET INCOME (LOSS). There was net income for 2003 of $12.3 million, compared to a net loss of $30.8 million for 2002 due to the factors discussed above.

RESTRUCTURING AND OTHER RELATED EXPENSES

       During the third quarter of 2002, we adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the recognition that the infrastructure that supported certain business units was larger than required. We originally estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time we initiated the restructuring. However, these savings have been partially offset by incremental SG&A expenses we have incurred in subsequent periods as we have been successful in expanding our business platforms for our segments. Substantially all of the restructuring activities were completed by December 31, 2003, except for remaining lease payments and severance payouts.

       In connection with this plan, we originally estimated that we would incur total restructuring expenses of approximately $5.4 million, other non-recurring expenses of $0.1 million, and accelerated depreciation of $0.8 million. Excluding $0.1 million, all of these expenses were recognized in 2002. The $0.1 million recognized in 2003 consisted of $0.4 million in additional expense incurred for severance and other exit costs partially offset by the receipt of $0.3 million for subletting the Cincinnati, Ohio facility.

       The primary items comprising the $5.4 million in  restructuring  expenses were $3.7 million in severance expense consisting of cash and non-cash termination payments to employees in connection with their involuntary termination and $1.7 million in other restructuring exit costs relating to leased facilities and other contractual obligations.

       During the year ended December 31, 2003, we recognized a net reduction in the restructuring accrual of $197,000, of which $143,000 was recorded as additional expense in SG&A and $340,000 was recorded as a credit to program expenses consistent with the original recording of the restructuring charges. For the year ended December 31, 2004, there were no such adjustments.

       The accrual for restructuring and exit costs totaled approximately $161,000 at December 31, 2004, and is recorded in current liabilities on the accompanying balance sheet.

       A roll forward of the activity for the 2002 Restructuring Plan is as follows:

                            BALANCE AT                              BALANCE AT
                           DECEMBER 31,                             DECEMBER 31,
      (IN THOUSANDS)           2003       ADJUSTMENTS    PAYMENTS       2004
Administrative severance      $  285         $   -         $(272)     $    13
Exit costs                       459             -          (311)         148
                              ------         -----         -----      -------
                                 744             -          (583)         161
                              ------         -----         -----      -------
Sales force severance             --            --            --           --
                              ------         -----         -----      -------
   TOTAL                      $  744         $  --         $(583)     $   161
                              ======         =====         =====      =======

LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 2004, we had cash and cash equivalents and short-term investments of approximately $109.5 million and working capital of $96.2 million, compared to cash and cash equivalents and short-term investments of approximately $113.3 million and working capital of approximately $100.0 million at December 31, 2003.

       For the year ended December 31, 2004, net cash provided by operating activities was $27.5 million, compared to $41.6 million net cash provided by operating activities in 2003. The main components of cash provided by operating activities during 2004 were:

          o  net income of $21.1 million;

          o  decrease in the net deferred tax asset of $9.2 million;

          o depreciation and other non-cash expense of $5.9 million which included:

             o bad debt expense of $683,000, which includes the $500,000 associated with the write off of the Xylos loan in the fourth quarter of 2004,

             o  stock compensation expense of $1.2 million,

             o non-cash rent expense of $954,000; we were exempt from paying rent for the period July through December 2004 on the new facility under the terms of the lease,

             o  amortization of intangible assets of approximately $1.0 million,

             o loss on disposal or sale of assets of approximately $622,000, each of which was charged to SG&A,

             offset by a net cash decrease in "other changes in assets and liabilities" of $13.3 million.

       The net changes in the "Other changes in assets and liabilities" section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period. A major net cash outflow in 2004 has been net payments of $18.5 million to reimburse customers for returns of Ceftin product.

       As of December 31, 2004, we had $3.4 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of December 31, 2004, we had $6.9 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

       During 2004, we continued to hold a $1.0 million investment of preferred stock of Xylos. In addition we provided short-term loans to Xylos in February 2004 and April 2004 totaling $500,000. As a result of continuing operating losses incurred by Xylos as well as recent negative developments regarding their inability to obtain appropriate financing, we concluded during the fourth quarter of 2004 that both the investment and the recoverability of the loan were impaired as of December 31, 2004. As a result, the $1.0 million investment was written down to zero in the fourth quarter of 2004 and the $500,000 loan was fully reserved for during the fourth quarter as well.

       For the year ended December 31, 2004, net cash used in investing activities was $48.3 million. The main components consisted of the following:

       o Approximately $11.7 million used primarily in the purchase of a laddered portfolio of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government agencies; municipal bonds; and commercial paper. We are focused on preserving capital, maintaining liquidity, and maximizing returns in accordance with our investment criteria.

       o Capital expenditures for the year ended December 31, 2004 were $8.1 million, primarily comprised of purchases related to the move to our new corporate headquarters which occurred in July of 2004. The lease at our new location, which replaces our expiring leases, is for approximately 84,000 square feet and has a duration of approximately 12 years at market rates. There was approximately $1.8 million in capital expenditures for the year ended December 31, 2003. For both periods, all capital expenditures were funded out of available cash.

       o Cash disbursed for the Pharmakon acquisition for the year ended December 31, 2004, was approximately $28.4 million.

       On August 31, 2004, we acquired substantially all of the assets of Pharmakon, LLC ("Pharmakon") in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 141. We made payments to the members of Pharmakon, LLC at closing of $27.4 million, of which $1.5 million was deposited into an escrow account, and assumed approximately $2.6 million in net liabilities. As of December 31, 2004 we still hold $1.0 million in the escrow account which is recorded in other assets on our balance sheet and will paid out during 2005 subject to certain working capital adjustments. Approximately $1.1 million in direct costs of the acquisition were also capitalized. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC will receive approximately $1.5 million in additional payments in March 2005 for the year ended December 31, 2004. Additionally, the members of Pharmakon, LLC can still earn up to an additional $6.7 million in cash based upon achievement of certain annual profit targets through December 2006. In connection with this transaction, we recorded $12.7 million in goodwill and $18.9 million in other identifiable intangibles.

       In May 2004, we entered into a loan agreement with TMX Interactive,  Inc.
(TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, we provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, each of which are due to be repaid on November 26, 2005. In connection with the convertible loan facility, we have the right to convert all, or, in multiples of $100,000, any part of the convertible note into common stock of TMX. Although TMX experienced losses in 2004, we continue to believe that, based on current prospects and activities at TMX, our loans are not impaired and the amounts are recoverable as of December 31, 2004. However, if TMX continues to experience losses and is not able to generate sufficient cash flows through operations and financing, we may determine that we will be unable to recover our loans and would have to reserve for them at that time.

       For the year ended December 31, 2004, net cash provided by financing activities of approximately $3.9 million was due to the net proceeds received from the exercise of stock options and the employee stock purchase plan.

       Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the year ended December 31, 2004, we had two major clients that accounted for approximately 42.0% and 21.0%, respectively, or a total of 63.0% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations. For example, in December 2004, we announced a reduction in the aggregate number of representatives that we deployed for AstraZeneca. This reduction is expected to decrease revenue generated from AstraZeneca in 2005 by approximately $60.0 million versus revenues generated in 2004.

       Under the Cellegy License Agreement, we will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA to promote, sell and distribute the product in the U.S. (if such approvals are obtained). Upon payment, this incremental milestone license fee will be recorded as an intangible asset and amortized over the estimated commercial life of the product, as then determined. This payment will be funded, when due, out of cash flows provided by operations and existing cash balances. In addition, under the Cellegy License Agreement, we would be required to pay Cellegy royalty payments ranging from 20% to 30% of net sales, including minimum royalty payments, if and when complete FDA approval is received. The initial 10-month Prescription Drug User Fee Act (PDUFA) date for the product was April 5, 2003. In March 2003, Cellegy was notified by the FDA that the PDUFA date had been revised to July 3, 2003. On July 3, 2003, Cellegy was notified by the FDA that Fortigel was not approved. Cellegy has told us that, in the first quarter of 2005, it received FDA approval for the protocol parameters for a new Phase 3 study proposed by Cellegy to the PDA. We do not know when, or even whether, Cellegy will conduct such a new Phase 3 study, and we cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S. Management believes that it will not be required to pay Cellegy the $10.0 million incremental license fee milestone payment in 2005, and it is unclear at this point when or if Cellegy will get Fortigel approved by the FDA which would trigger our obligation to pay $10.0 million to Cellegy.

       On December 12, 2003, we filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced us to enter into the Cellegy License Agreement with Cellegy regarding Fortigel on December 31, 2002. The complaint also alleges claims for misrepresentation and breach of contract related to the Cellegy License Agreement. In the complaint, we seek, among other things, rescission of the license agreement and return of the $15.0 million we paid Cellegy. After we filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against us in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce us to enter the Cellegy License Agreement and that Cellegy has not breached its obligations under the Cellegy License Agreement. We filed an answer to Cellegy's complaint on June 18, 2004, in which we make the same allegations and claims for relief as we do in our New York action, and we also allege Cellegy violated California unfair competition law. By order dated April 23, 2004 our lawsuit was transferred to the Northern District of California where it may be consolidated with Cellegy's action. We are unable to predict the ultimate outcome of these lawsuits.

The trial is scheduled to commence during the second quarter of 2005. Material legal expense has been and is expected to continue to be incurred in connection with this lawsuit; however, at this time we are not able to estimate the magnitude of the expense.

       We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

CONTRACTUAL OBLIGATIONS

       As of December 31, 2004, the aggregate minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

                                     2005       2006      2007      2008      2009       TOTAL
                                   -------     ------    ------    ------    ------    --------
                                                          (in thousands)
Operating leases
  Minimum lease payments           $ 3,799     $3,232    $3,042    $3,130    $3,189    $ 16,392
  Less minimum sublease rentals        (34)        --        --        --        --         (34)
                                  -------------------------------------------------------------
    Net minimum lease payments     $ 3,765     $3,232    $3,042    $3,130    $3,189    $ 16,358
                                  =============================================================

OFF-BALANCE SHEET ARRANGEMENTS

       As of December 31, 2004, we had no off-balance sheet arrangements.

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

       The following tables set forth quarterly operating results for the eight quarters ended December 31, 2004:

                                                                                 QUARTER ENDED
                                           ---------------------------------------------------------------------------------------
                                           Mar 31,    Jun 30,    Sep 30,      Dec 31,     Mar 31,    Jun 30,   Sep 30,     Dec 31,
                                             2004      2004        2004        2004        2003        2003      2003       2003
                                           -------   --------    --------    --------    --------    -------   -------   ---------
                                                                     (in thousands except per share data)
                                                                                  (unaudited)
Revenue
  Service ..............................   $92,547   $ 92,519    $ 92,525    $ 88,299    $ 73,099    $77,543   $94,470   $ 111,031
  Product, net .........................       101     (1,131)         (3)       (487)         34         82        81     (11,810)
                                           -------   --------    --------    --------    --------    -------   -------   ---------
    Total revenue ......................    92,648     91,388      92,522      87,812      73,133     77,625    94,551      99,221
                                           -------   --------    --------    --------    --------    -------   -------   ---------
Cost of goods and services
  Program expenses .....................    65,988     69,483      68,127      61,690      55,469     56,673    70,085      71,935
  Cost of goods sold ...................       145         89          10          10          62         83       952         190
                                           -------   --------    --------    --------    --------    -------   -------   ---------
    Total cost of goods and services ...    66,133     69,572      68,137      61,700      55,531     56,756    71,037      72,125
                                           -------   --------    --------    --------    --------    -------   -------   ---------

Gross profit ...........................    26,515     21,816      24,385      26,112      17,602     20,869    23,514      27,096

Operating expenses
  Compensation expense .................    10,216      7,924       8,409       7,776       8,874      9,123     9,297       9,607
  Other selling, general and
    administrative expenses ............     6,490      5,657       6,941      10,224       5,833      7,206     7,676       9,632
  Restructuring and other
    related expenses ...................        --         --          --          --        (270)        --        --         413
  Litigation settlement ................        --         --          --          --       2,100         --        --          --
                                           -------   --------    --------    --------    --------    -------   -------   ---------
    Total operating expenses ...........    16,706     13,581      15,350      18,000      16,537     16,329    16,973      19,652
                                           -------   --------    --------    --------    --------    -------   -------   ---------
Operating income .......................     9,809      8,235       9,035       8,112       1,065      4,540     6,541       7,444
Other income (expense) net .............       318        313         231         (82)        269        226       246         332
                                           -------   --------    --------    --------    --------    -------   -------   ---------
Income before provision for taxes ......    10,127      8,548       9,266       8,030       1,334      4,766     6,787       7,776
Provision for income taxes .............     4,152      3,505       3,799       3,383         556      1,954     2,605       3,290
                                           -------   --------    --------    --------    --------    -------   -------   ---------
Net income .............................   $ 5,975   $  5,043    $  5,467    $  4,647    $    778    $ 2,812   $ 4,182   $   4,486
                                           =======   ========    ========    ========    ========    =======   =======   =========

Basic net income per share .............   $  0.41   $   0.35    $   0.37    $   0.32    $   0.05    $  0.20   $  0.29   $    0.31
                                           =======   ========    ========    ========    ========    =======   =======   =========
Diluted net income per share ...........   $  0.40   $   0.34    $   0.37    $   0.31    $   0.05    $  0.20   $  0.29   $    0.31
                                           =======   ========    ========    ========    ========    =======   =======   =========

Weighted average number of shares:
    Basic ..............................    14,461     14,533      14,621      14,641      14,166     14,188    14,252      14,320
                                           =======   ========    ========    ========    ========    =======   =======   =========
    Diluted ............................    14,767     14,918      14,933      14,922      14,237     14,266    14,543      14,677
                                           =======   ========    ========    ========    ========    =======   =======   =========

NOTE: FOR 2003, THE SUM OF THE QUARTERLY BASIC NET INCOME PER SHARE AMOUNTS DOES NOT EQUAL THE ANNUAL BASIC NET INCOME PER SHARE DUE TO ROUNDING.


EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

       In November 2004, the FASB issued SFAS No. 151,  "INVENTORY COSTS," (SFAS
151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 151 is not expected to have a material impact on our business, financial condition and results of operations.

       In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF MONETARY ASSETS," (SFAS 153) which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 153 is not expected to have a material impact on our business, financial condition and results of operations.

       In December 2004, the FASB issued a revision of SFAS No. 123, "STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (REVISED 2004)," (SFAS 123R) which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and we expect to adopt this standard using the modified prospective method. The adoption of SFAS 123R may have a material effect on our business, financial condition and results of operations, depending on the number of options granted in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Our financial statements and the required financial statement schedule are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

ITEM 9A.  CONTROLS AND PROCEDURES

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING DURING THE MOST RECENT QUARTER

      As described in Note 1B to the consolidated financial statements in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2003 and our Amended Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2004 and June 30, 2004, during 2004, the Company had a restatement due to the non-application of EITF 01-14, "INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR OUT-OF-POCKET EXPENSES INCURRED", from the first quarter of 2002 through June 30, 2004. We became aware of the applicability of EITF 01-14 to the Company in September 2004. As a result of this restatement, we determined that a material weakness existed in our disclosure controls regarding the selection and application of GAAP and preparation of our consolidated financial statements through June 30, 2004.

        Beginning in September 2004, we have taken a series of steps designed to improve the control processes regarding the selection and application of GAAP and preparation and review of our consolidated financial statements. Specifically, key personnel involved in our financial reporting processes have enhanced the process through which authoritative guidance is monitored on a regular basis. Review of both authoritative guidance and industry practices is conducted in order to ensure that all new guidance is being complied with in the preparation of our financial statements, related disclosures and periodic filings with the SEC. As of December 31, 2004, we have completed the remediation of our disclosure controls regarding the selection and application of GAAP and preparation of our consolidated financial statements and have concluded that a material weakness no longer exists.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the 1934 Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 1934 Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. We have excluded the Pharmakon business from our assessment of internal control over financial reporting since the business was acquired in an asset purchase in August 2004. The Pharmakon business' total assets and total revenues represent 2.1% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information relating to directors and executive officers of the registrant that is responsive to Item 11 of Form 10-K will be included in our Proxy Statement in connection with our 2005 annual meeting of stockholders and such information is incorporated by reference herein.

CODE OF CONDUCT

       We have adopted a code of conduct that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of conduct is posted on our website at www.pdi-inc.com.

ITEM 11. EXECUTIVE COMPENSATION

       Information relating to executive compensation that is responsive to Item 11 of Form 10-K will be included in our Proxy Statement in connection with our 2005 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of Form 10-K will be included in our Proxy Statement in connection with our 2005 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information relating to certain relationships and related transactions that is responsive to Item 13 of Form 10-K will be included in our Proxy Statement in connection with our 2005 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

       Information relating to principal accounting fees and services that is responsive to Item 14 of Form 10-K will be included in our Proxy Statement in connection with our 2005 annual meeting of stockholders and such information is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       (a)    The following documents are filed as part of this report:

              (1) FINANCIAL STATEMENTS - See Index to Financial Statements on page F-1 of this report.

              (2)    FINANCIAL STATEMENT SCHEDULE

                     Schedule II: Valuation and Qualifying Accounts

       Schedules not listed above have been omitted because they are not required by the instructions or are inapplicable.

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

      10.15   2004 Stock Award and Incentive Plan(8)

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

    (2) Filed as an Exhibit to our definitive proxy statement dated May 10, 2000, and incorporated herein by reference.

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

    (8) Filed as an Exhibit to our definitive proxy statement dated April 28, 2004, and incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2005.

                                             PDI, INC.

                                             /s/ Charles T. Saldarini
                                             -----------------------------------
                                             Charles T. Saldarini,
                                             Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 14th day of March, 2005.



          Signature                                  Title

/s/ John P. Dugan                   Chairman of the Board of Directors
----------------------------
   John P. Dugan

                                    Vice Chairman of the Board of Directors
/s/ Charles T. Saldarini            and Chief Executive Officer
----------------------------
   Charles T. Saldarini

                                    Chief Financial Officer and Treasurer
/s/ Bernard C. Boyle                (principal accounting and financial officer)
----------------------------
   Bernard C. Boyle

/s/ John M. Pietruski               Director
----------------------------
   John M. Pietruski

/s/ Jan Martens Vecsi               Director
----------------------------
   Jan Martens Vecsi

/s/ Frank Ryan                      Director
----------------------------
   Frank Ryan

/s/ Larry Ellberger                 Director
----------------------------
   Larry Ellberger

/s/ John C. Federspiel              Director
----------------------------
   John Federspiel

/s/ Dr. Joseph T. Curti             Director
----------------------------
   Dr. Joseph T. Curti

/s/ Stephen J. Sullivan             Director
----------------------------
   Stephen J. Sullivan

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                            Page
PDI, INC

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

     Consolidated Statements of Stockholders' Equity                        F-6

     Notes to Consolidated Financial Statements                             F-7

     Schedule II.  Valuation and Qualifying Accounts                        F-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and
Stockholders of PDI, Inc.:

We have completed an integrated audit of PDI, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of PDI, Inc. and its subsidiaries (the "Company") at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded the Pharmakon business (Pharmakon) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded Pharmakon from our audit of internal control over financial reporting. Pharmakon's total assets and total revenues represent 2.1% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.



/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 11, 2005

                                    PDI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                             2004         2003
                                                                          ---------    ---------
ASSETS                                                                         (in thousands)
Current assets:
  Cash and cash equivalents ...........................................   $  96,367    $ 113,288
  Short-term investments ..............................................      13,131        1,344
  Inventory, net of obsolescence reserve of $0 and $818 as of
   December 31, 2004 and 2003, respectively ...........................          --           43
  Accounts receivable, net of allowance for doubtful accounts of
    $74 and $749 as of December 31, 2004 and 2003, respectively .......      26,662       40,885
  Unbilled costs and accrued profits on contracts in progress .........       3,393        4,041
  Deferred training ...................................................         740        1,643
  Other current assets ................................................      11,818        8,847
  Deferred tax asset ..................................................       3,325       11,053
                                                                          ---------    ---------
Total current assets ..................................................     155,436      181,144
  Property and equipment, net ..........................................     17,170       14,494
  Deferred tax asset ..................................................       5,832        7,304
  Goodwill ............................................................      23,791       11,132
  Other intangible assets .............................................      19,548        1,648
  Other long-term assets ..............................................       2,928        3,901
                                                                          ---------    ---------
Total assets ..........................................................   $ 224,705    $ 219,623
                                                                          =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ....................................................   $   7,217    $   8,689
  Accrued rebates, sales discounts and returns ........................       4,316       22,811
  Accrued incentives ..................................................      16,282       20,486
  Accrued salaries and wages ..........................................       8,414        9,031
  Unearned contract revenue ...........................................       6,924        3,604
  Restructuring accruals ..............................................         161          744
  Other accrued expenses ..............................................      15,966       15,770
                                                                          ---------    ---------
Total current liabilities .............................................      59,280       81,135
                                                                          ---------    ---------
Long-term liabilities .................................................          --           --
                                                                          ---------    ---------
Total liabilities .....................................................   $  59,280    $  81,135
                                                                          ---------    ---------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    no shares issued and outstanding ..................................   $      --    $      --
  Common stock, $.01 par value; 100,000,000 shares authorized;
    shares issued and outstanding, 2004 - 14,665,945;
    2003 - 14,387,126; restricted $.01 par value; shares issued
    and outstanding, 2004- 154,554; 2003 - 136,178 ....................         148          145
Additional paid-in capital ............................................     116,737      109,531
Retained earnings .....................................................      50,637       29,505
Accumulated other comprehensive income ................................          76           25
Unamortized compensation costs ........................................      (2,063)        (608)
Treasury stock, at cost: 5,000 shares at December 31, 2004 and 2003 ...        (110)        (110)
                                                                          ---------    ---------
Total stockholders' equity ............................................   $ 165,425    $ 138,488
                                                                          ---------    ---------
Total liabilities & stockholders' equity ..............................   $ 224,705    $ 219,623
                                                                          =========    =========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For The Years Ended December 31,
                                                             ----------------------------------
                                                               2004         2003         2002
                                                             --------     --------     --------
                                                          (in thousands, except for per share data)
Revenue
  Service ...............................................    $365,965     $356,143     $301,437
  Product, net ..........................................      (1,521)     (11,613)       6,438
                                                             --------     --------     --------
    Total revenue .......................................     364,444      344,530      307,875
                                                             --------     --------     --------
Cost of goods and services
  Program expenses (including related party amounts
    of $180, $983 and $516 for the periods ended
    December 31, 2004, 2003 and 2002, respectively) .....     265,360      254,162      278,002
  Cost of goods sold ....................................         254        1,287           --
                                                             --------     --------     --------
    Total cost of goods and services ....................     265,614      255,449      278,002
                                                             --------     --------     --------

Gross profit ............................................      98,830       89,081       29,873

Operating expenses
  Compensation expense ..................................      34,325       36,901       32,670
  Other selling, general and administrative expenses ....      29,314       30,347       44,163
  Restructuring and other related expenses ..............          --          143        3,215
  Litigation settlement .................................          --        2,100           --
                                                             --------     --------     --------
    Total operating expenses ............................      63,639       69,491       80,048
                                                             --------     --------     --------
Operating income (loss) .................................      35,191       19,590      (50,175)
Other income, net .......................................         779        1,073        1,967
                                                             --------     --------     --------
Income (loss) before provision (benefit) for taxes ......      35,970       20,663      (48,208)
Provision (benefit) for income taxes ....................      14,838        8,405      (17,447)
                                                             --------     --------     --------
Net income (loss) .......................................    $ 21,132     $ 12,258     $(30,761)
                                                             ========     ========     ========

Basic net income (loss) per share .......................    $   1.45     $   0.86     $  (2.19)
                                                             ========     ========     ========
Diluted net income (loss) per share .....................    $   1.42     $   0.85     $  (2.19)
                                                             ========     ========     ========
Basic weighted average number of shares outstanding .....      14,564       14,231       14,033
                                                             ========     ========     ========
Diluted weighted average number of shares outstanding ...      14,893       14,431       14,033
                                                             ========     ========     ========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                    PDI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For The Years Ended December 31,
                                                                        ----------------------------------
                                                                          2004         2003         2002
                                                                        --------     --------     --------
                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations ..................................    $ 21,132     $ 12,258     $(30,761)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ................................       5,916        6,243        7,374
      Loss on disposal of asset ....................................         622           --           --
      Stock compensation costs .....................................       1,232          554          443
      Deferred taxes, net ..........................................       9,199       (3,117)       8,501
      Reserve for inventory obsolescence and bad debt ..............         683        1,939       (2,080)
      Loss on other investments ....................................       1,000           --          379
   Other changes in assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable ...................      15,807       (1,277)      13,991
      Decrease (increase) in inventory .............................          43         (216)        (203)
      Decrease (increase) in unbilled costs ........................         648         (681)       3,538
      Decrease (increase) in deferred training .....................         903         (537)       4,463
      (Increase) decrease in other current assets ..................        (936)      14,813      (15,559)
      (Increase) decrease in other long-term assets ................         (28)      (2,052)       4,385
      (Decrease) increase in accounts payable ......................      (3,439)       3,316       (4,119)
      (Decrease) increase in accrued rebates, sales discounts
         and returns ...............................................     (18,495)       6,311      (51,903)
      (Decrease) increase in accrued contract losses ...............          --           --      (12,256)
      (Decrease) increase in accrued liabilities ...................      (3,867)      11,957      (10,398)
      Increase (decrease) in unearned contract revenue .............         507       (5,869)      (1,404)
      (Decrease) increase in other current liabilities .............      (1,362)       1,943       (3,371)
      (Decrease) in restructuring liability ........................        (583)      (3,954)          --
                                                                        --------     --------     --------
Net cash provided by (used in) operating activities ................      28,982       41,631      (88,980)
                                                                        --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Sales (net) of short-term investments ........................          --        4,614        1,532
      Purchases (net) of short-term investments ....................     (11,736)          --           --
      Investments in Xylos, TMX, and iPhysician Net ................      (1,500)          --       (1,379)
      Purchase of property and equipment ...........................      (8,104)      (1,829)      (4,012)
      Cash paid for acquisition, including acquisition costs .......     (28,443)          --       (2,735)
                                                                        --------     --------     --------
Net cash (used in) provided by investing activities ................     (49,783)       2,785       (6,594)
                                                                        --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from employee stock purchase plan
        and the exercise of stock options ..........................       3,880        2,045        2,358
                                                                        --------     --------     --------
Net cash provided by financing activities ..........................       3,880        2,045        2,358
                                                                        --------     --------     --------

Net (decrease) increase in cash and cash equivalents ...............     (16,921)      46,461      (93,216)
Cash and cash equivalents - beginning ..............................     113,288       66,827      160,043
                                                                        --------     --------     --------
Cash and cash equivalents - ending .................................    $ 96,367     $113,288     $ 66,827
                                                                        ========     ========     ========

Cash paid for interest .............................................    $      3     $     25     $     33
                                                                        ========     ========     ========
Cash paid for taxes ................................................    $  7,389     $  9,619     $  4,827
                                                                        ========     ========     ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                    PDI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                   ACCUMULATED
                                                                                      OTHER
                                 COMMON STOCK   TREASURY STOCK                        COMPRE- UNAMORTIZED
                                --------------  ---------------  ADDITIONAL          HENSIVE    COMPEN-
                                                                  PAID IN   RETAINED  INCOME    SATION
                                SHARES  AMOUNT  SHARES  AMOUNT    CAPITAL   EARNINGS  (LOSS)     COSTS      TOTAL
                                ------  ------  ------  ------   ---------  --------  ------    -------   --------
Balance - December 31, 2001     13,983  $  140       5  $ (110)  $ 103,711  $ 48,008  $  (79)   $  (735)  $150,935
                                ======  ======  ======  ======   =========  ========  ======    =======   ========

Net loss for the year ended
  December 31, 2002                                                          (30,761)                      (30,761)
Unrealized investment holding
  losses, net of tax                                                                     (21)                  (21)
                                                                                                          --------
Comprehensive income                                                                                       (30,782)
Issuance of common stock           190       2                       2,239                                   2,241
Issuance of employees'
  restricted common stock           29                                 593                                     593
Exercise of common
  stock options                      8                                 130                                     130
Amortization of deferred
  compensation costs                                                                                443        443
Deferred compensation costs                                                                        (349)      (349)
                                ------  ------  ------  ------   ---------  --------  ------    -------   --------
Balance - December 31, 2002     14,210  $  142       5  $ (110)  $ 106,673  $ 17,247  $ (100)   $  (641)  $123,211
                                ======  ======  ======  ======   =========  ========  ======    =======   ========
Net income for the year ended
  December 31, 2003                                                           12,258                        12,258
Unrealized investment holding
  gains, net of tax                                                                      125                   125
                                                                                                          --------
Comprehensive income                                                                                        12,383
Issuance of common stock           143       1                       1,326                                   1,327
Issuance of employees'
  restricted common stock          129       1                         814                                     815
Exercise of common
  stock options                     41       1                         526                                     527
Tax benefit of  nonqualified
  option exercise                                                      192                                     192
Amortization of deferred
  compensation costs                                                                                554        554
Deferred compensation costs                                                                        (521)      (521)
                                ------  ------  ------  ------   ---------  --------  ------    -------   --------
Balance - December 31, 2003     14,523  $  145       5  $ (110)  $ 109,531  $ 29,505  $   25    $  (608)  $138,488
                                ======  ======  ======  ======   =========  ========  ======    =======   ========

Net income for the year ended
  December 31, 2004                                                           21,132                        21,132
Unrealized investment holding
  gains, net of tax                                                                       51                    51
                                                                                                          --------
Comprehensive income                                                                                        21,824
Issuance of common stock            68       1                       1,511                                   1,512
Issuance of employees'
  restricted common stock           98       1                       2,626                                   2,627
Forfeitures of restricted stock    (14)                               (174)                         137        (37)
Exercise of common stock options   145       1                       2,369                                   2,370
Tax benefit of option exercise                                         641                                     641
Acceleration of stock
  option vesting                                                       233                                     233
Amortization of deferred
  compensation costs                                                                              1,035      1,035
Deferred compensation costs                                                                      (2,627)    (2,627)
                                ------  ------  ------  ------   ---------  --------  ------    -------   --------
Balance - December 31, 2004     14,820  $  148       5  $ (110)  $ 116,737  $ 50,637  $   76    $(2,063)  $165,425
                                ======  ======  ======  ======   =========  ========  ======    =======   ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                    PDI, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

       PDI, Inc.  (PDI and,  together  with its wholly owned  subsidiaries,  the
Company)   is  a   healthcare   sales  and   marketing   company   serving   the
biopharmaceutical  and medical devices and diagnostics  (MD&D)  industries.  See
Note 23 for segment information.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include accounts of PDI and its wholly owned subsidiaries TVG, Inc. (TVG), ProtoCall, Inc. (ProtoCall), InServe Support Solutions, Inc. (InServe), and PDI Investment Company, Inc. (PDII). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Significant estimates include incentives earned or penalties incurred on contracts, accrued incentives payable to employees, valuation allowances related to deferred taxes, insurance loss accruals, bad debt reserves, fair value of assets, and sales returns.

REVENUE RECOGNITION AND ASSOCIATED COSTS

       The paragraphs that follow describe the guidelines that the Company adheres to in accordance with GAAP when recognizing revenue and cost of goods and services in financial statements. In accordance with GAAP, service revenue and product revenue and their respective direct costs have been shown separately on the income statement.

       Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the years ended December 31, 2004, 2003 and 2002, the Company's two largest clients, who each individually represented 10% or more of its service revenue, accounted for approximately 63.0%, 66.5% and 61.9%, respectively, of its service revenue.

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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


       Reimbursable Out-of-Pocket Expenses
       -----------------------------------

       Reimbursable out-of-pocket expenses include those relating to travel and out-of pocket expenses and other similar costs, for which the Company is reimbursed at cost from its clients. In accordance with the requirements of Emerging Issues Task Force No. 01-14, "INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR OUT-OF-POCKET EXPENSES INCURRED" (EITF 01-14), reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of goods and services in the consolidated statements of operations. For the years ended December 31, 2004, 2003 and 2002, reimbursable out-of-pocket expenses were $22.8 million, $27.1 million and $23.9 million, respectively.

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

       Product revenue and cost of goods sold
       --------------------------------------

       Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue for the years ended December 31, 2004 and 2003 were negative, primarily from the adjustments to the Ceftin sales returns reserve, as discussed in Note 3 to the consolidated financial statements, net of the sale of the Xylos wound care products. Product revenue recognized in prior periods was related to the Ceftin contract which was terminated by mutual consent in February 2002.

       Cost of goods sold includes all expenses for product distribution costs, acquisition and manufacturing costs of the product sold.

ESTIMATES FOR ACCRUED REBATES, SALES DISCOUNTS AND RETURNS

       For product sales, provision is made at the time of sale for all discounts and estimated sales allowances. As is common in the pharmaceutical industry, customers who purchased the Company's Ceftin product were permitted to return unused product, after approval from the Company, up to six months before, and one year after the expiration date for the product, but no later than December 31, 2004. The products sold by the Company prior to the Ceftin agreement termination date of February 28, 2002 had expiration dates through June 2004. As discussed in Note 3 to the consolidated financial statements, there were $1.7 million and $12.0 million adjustments for changes in estimates to the Ceftin returns reserve in 2004 and 2003, respectively. These adjustments were recorded as a reduction to revenue consistent with the initial recognition of the returns allowance and resulted in the Company reporting net negative product revenue in 2004 and 2003. As the Company's responsibility to accept product returns ended December 31, 2004, no further increases to this reserve are likely. The Company will, however, continue to pay these returns during 2005. Additionally, certain customers were eligible for price rebates or discounts, offered as an incentive to increase sales volume and achieve favorable formulary status, on the basis of volume of purchases or increases in the product's market share over a specified period, and certain customers are credited with chargebacks on the basis of their resales to end-use customers, such as HMO's, which contracted with the Company for quantity discounts. Furthermore, the Company is obligated to issue rebates under the federally administered Medicaid program. In each instance the Company has the historical data and access to other information, including the total demand for the drug it distributes, its market share, the recent or pending introduction of new drugs or generic competition, the inventory practices of the Company's customers and the resales by its customers to end-users having contracts with the Company, necessary to reasonably estimate the amount of such returns or allowances, and record reserves for such returns or allowances at the time of sale as a reduction of revenue. The actual payment of these rebates varies depending on the program and can take several calendar quarters before final settlement. Any adjustments for changes in estimates are recorded through revenue in that period.

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

INVESTMENTS

       The Company accounts for certain investments under Statement of Financial Accounting Standards (SFAS) No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" (SFAS 115). Available-for-sale investments are valued at fair market value based on quoted market values, with the resulting adjustments, net of deferred taxes, reported as a separate component of stockholders' equity as accumulated other comprehensive income (loss). For the purposes of determining gross realized gains and losses, the cost of securities sold is based upon specific identification. The Company's other short-term investments consist of a laddered portfolio of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government agencies; municipal bonds; and commercial paper. Because the Company's management has the intention and ability to hold these securities to maturity, the investments are accounted for as HELD-TO-MATURITY debt securities under the guidance of SFAS 115 and are stated at amortized cost, which approximates fair value.

       LOANS AND INVESTMENTS IN PRIVATELY HELD ENTITIES

       As discussed in Note 7 to the consolidated financial statements, the Company's loans and investments in privately held entities are accounted for under either the cost or equity method, whichever is appropriate for the particular investment, and are included in other assets. The appropriate method is determined by the Company's ability to exercise significant influence over the investee, through either quantity of voting stock or other means. If the Company was to determine that its accounting treatment for these investments should change from the cost to the equity method, in accordance with APB No. 18, "EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK," the Company would retroactively restate its previously issued financial statements as if the Company had always accounted for the investment under the equity method.

       The Company assesses its loans and investments in privately held entities on a quarterly basis for impairment and propriety of current accounting treatment. This quarterly review includes discussions with senior management of the investee, and evaluations of, among other things, the investee's progress against its business plan, its customer base, the market condition of the overall industry of the investee, historical and projected financial performance, expected cash needs and recent funding events. The Company's assessments of value are highly subjective given that these companies may be at an early stage of development and rely regularly on their investors for cash infusions. Consequently, if the Company determines based on the above factors that the loans are not collectible and/or investments are other than temporarily impaired, the Company will record a loss on its investments which may be material to the period in which the adjustment is recorded. For the years ended December 31, 2004, 2003 and 2002, the Company recorded write-downs of these loans and investments of $1.5 million, zero, and approximately $379,000, respectively.

INVENTORY

       Inventory is valued at the lower of cost or market value. Cost is determined using the first in, first out costing method. Inventory consists entirely of finished goods and is recorded net of a provision for obsolescence. The Company had no inventory as of December 31, 2004.

REALIZABILITY OF CARRYING VALUE OF LONG-LIVED ASSETS

       The Company reviews the recoverability of long-lived assets and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including cash flow projections. In the event cash flow projections indicate an impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. No impairments of long-lived assets were recorded in 2004, 2003, or 2002; however, the Company disposed of or sold assets in 2004, primarily related to the move of the company's headquarters in July 2004, resulting in a loss on disposal or sale of approximately $622,000.

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The
Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. Additionally, the Company has other receivables from Xylos Corporation (Xylos), TMX Interactive, Inc. (TMX), and a related party, which are included in other current and long-term assets, respectively. See Notes 7 and 16 for more information. The Company does not have any off balance sheet credit exposure related to its customers.

      Total receivables consist of the following at December 31, 2004 and 2003 (amounts in thousands):

                         2004           2003
                         ----           ----

Trade                  $ 26,736      $ 41,634

Employee                     75           150

Other                     1,694           501
                       --------      --------

Total receivables      $ 28,505      $ 42,285
                       ========      ========

      The allowance for doubtful accounts was approximately $574,000 and $749,000 as of December 31, 2004 and 2003, respectively and includes amounts recorded for both accounts receivable and other receivables.

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

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


GOODWILL AND OTHER INTANGIBLE ASSETS

       Goodwill is evaluated for impairment on at least an annual basis. The Company has established reporting units for purposes of testing goodwill for impairment. The tests involve determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company evaluates goodwill and other intangible assets at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable based on the estimated future cash flows. The Company performed the required annual impairment tests in the fourth quarters of 2004, 2003 and 2002 and determined that no impairment existed during any of the comparative periods.

STOCK-BASED COMPENSATION

       As of December 31, 2004, the Company has three stock-based employee compensation plans described more fully in Note 20. SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" allows companies a choice of measuring employee stock-based compensation expense based on either the fair value method of accounting or the intrinsic value approach under the Accounting Pronouncement Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. During 2004, the Company accelerated the vesting of stock option grants and restricted stock grants for certain employees which resulted in total compensation of approximately $275,000. Other than the expense mentioned above, no stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Certain employees receive restricted common stock, the amortization of which is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                    As of December 31,
                                                2004       2003       2002
                                              --------   --------   --------
                                           (in thousands, except per share data)

Net income (loss), as reported                $ 21,132   $ 12,258   $(30,761)

Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects                 721        368        283

Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of related tax effects                      (3,946)    (6,133)    (8,137)
                                              --------   --------   --------
Pro forma net income (loss)                   $ 17,907   $  6,493   $(38,615)
                                              ========   ========   ========

Earnings (loss) per share
   Basic--as reported                         $   1.45   $   0.86   $  (2.19)
                                              ========   ========   ========
   Basic--pro forma                           $   1.23   $   0.46   $  (2.75)
                                              ========   ========   ========

   Diluted--as reported                       $   1.42   $   0.85   $  (2.19)
                                              ========   ========   ========
   Diluted--pro forma                         $   1.20   $   0.45   $  (2.75)
                                              ========   ========   ========

       Compensation cost for the determination of Pro forma net income (loss) and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) risk free interest rate of 3.63%, 4.49% and 5.01% at December 31, 2004, 2003 and 2002, respectively; (ii)
expected life of five years for 2004, 2003 and 2002; (iii) expected dividends - $0 for 2004, 2003 and 2002; and (iv) volatility of 100% for 2004, 2003, and
2002. The weighted average fair value of options granted during 2004, 2003 and 2002 was $19.26, $11.23 and $14.92, respectively.

ADVERTISING

       The Company recognizes advertising costs as incurred. The total amounts charged to advertising expense were approximately $230,000, $555,000 and $259,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


INCOME TAXES

       In accordance with the provisions of SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," the Company accounts for income taxes using the asset and liability method. This method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of our assets and liabilities based on enacted tax laws and rates. A valuation allowance is established, when necessary, to reduce the deferred income tax assets that are not more likely than not to be realized.

       The Company operates in multiple tax jurisdictions and provides taxes in each jurisdiction where the Company conducts business and is subject to taxation.

       The Company has established estimated liabilities for federal and state income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, "ACCOUNTING FOR CONTINGENCIES" (SFAS 5). These accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process. The Company adjusts these accruals as facts and circumstances change, such as the progress of a tax audit. The Company believes that any potential audit adjustments will not have a material adverse effect on its financial condition or liquidity. However, any adjustments made may be material to the Company's consolidated results of operations of a reporting period.

LICENSE FEES

       Costs related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed, and that have no alternative future uses, are expensed as incurred, while costs incurred post-approval are capitalized and amortized over the shorter of the estimated economic life of the underlying product or the term of the license agreement. See Note 2.

RECLASSIFICATIONS

       Certain reclassifications have been made to conform prior periods' information to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 151,  "Inventory  Costs," (SFAS
151) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial condition and results of operations.


       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Monetary Assets," (SFAS 153) which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial condition and results of operations.


       In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (revised 2004)," (SFAS 123R) which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and the Company expects to adopt this standard using the modified prospective method. The adoption of SFAS 123R may have a material effect on the Company's financial condition and results of operations.


2.     PERFORMANCE BASED CONTRACTS

       In May 2001, the Company entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin(R), and Lotensin HCT(R). Another product, Lotrel, was promoted by the same sales force under the same agreement, but was a fee for service arrangement. On May 20, 2002, this agreement was replaced by two separate agreements, one for Lotensin and one for Lotrel-Diovan through the addition of Diovan(R) and Diovan HCT(R). Both of these agreements ended December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one year period. In February 2004, the Company was notified by Novartis of its intent to terminate the Lotrel-Diovan agreement, without cause, effective March 16, 2004. The Company was compensated under the terms of the agreement through the effective termination date. Even though the Lotensin agreement ended December 31, 2003, the Company also was entitled to receive royalty payments on the sales of Lotensin through December 31, 2004.

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


       In October 2002, the Company entered into an agreement with Xylos for the exclusive U.S. commercialization rights to the XCell line of wound care products. Pursuant to this agreement, the Company had certain minimum purchase requirements. The minimum purchase requirement for the calendar year 2003 was $750,000, which was met. The minimum purchase requirement for each subsequent calendar year was to be based on the aggregate dollar volume of sales of products during the 12-month period ending with September of the prior year, but in no event less than $750,000. The Company did have the right to terminate the agreement with 135 days' notice to Xylos, beginning January 1, 2004. The Company began selling the Xylos products in January 2003; however, sales were significantly slower than anticipated and actual 2003 sales did not meet the Company's forecasts. Based on these sales results, the Company concluded that sales of XCell were not sufficient enough to sustain the Company's continued role as commercialization partner for the product and therefore, on January 2, 2004, the Company exercised its contractual right to terminate the agreement on 135 days' notice to Xylos. The Company's promotional activities in support of the brand concluded in January 2004, and the agreement was terminated effective May 16, 2004. The Company recorded a reserve for potential excess inventory during 2003. In 2002, the Company had acquired $1.0 million of preferred stock of Xylos and in 2004, the Company loaned $500,000 to Xylos. As discussed in Note 7, the Company determined its $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004 and both were written down to zero.

       On December 31, 2002, the Company entered into an exclusive licensing agreement (the Cellegy License Agreement) with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel(TM), a testosterone gel product. The agreement is in effect for the commercial life of the product. Cellegy submitted a New Drug Application (NDA) for the hypogonadism indication to the U.S. Food and Drug Administration (FDA) in June 2002. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. Cellegy has told us that, in the first quarter of 2005, it received FDA approval for the protocol parameters for a new Phase 3 study proposed by Cellegy to the FDA. The Company does not know when, or even whether Cellegy will conduct such a new Phase 3 Study, and the Company cannot predict with any certainty whether the FDA will ultimately approve Fortigel for sale in the U.S. Under the terms of the agreement, the Company paid Cellegy a $15.0 million initial licensing fee on December 31, 2002. This nonrefundable payment was made prior to FDA approval and, since there is no alternative future use of the licensed rights, the $15.0 million payment was expensed by the Company in December 2002, when incurred. This amount was recorded in other selling, general, and administrative expenses in the December 31, 2002 consolidated statements of operations. Pursuant to the terms of the Cellegy License Agreement, the Company will be required to pay Cellegy a $10.0 million incremental license fee milestone payment upon Fortigel's receipt of all approvals required by the FDA (if such approvals are obtained) to promote, sell and distribute the product in the U.S. This incremental milestone license fee, if incurred, will be recorded as an intangible asset and amortized over its estimated useful life, as then determined, which is not expected to exceed the life of the patent. Royalty payments to Cellegy over the term of the commercial life of the product would range from 20% to 30% of net sales.

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

       The Eli Lilly arrangement was a performance based contract. The Company was required to commit a certain level of spending for promotional and selling activities, including, but not limited to, providing sales representatives. The sales force assigned to Evista was at times used to promote other products in addition to Evista, including products covered by other Company copromotion arrangements, which partially offset the costs of the sales force. The Company's compensation for Evista was determined based upon a percentage of net factory sales of Evista above contractual baselines. To the extent that such baselines were not exceeded, the Company received no revenue.

       Based upon management's assessment of the future performance potential of the Evista brand, on November 11, 2002, the Company and Eli Lilly mutually agreed to terminate the agreement as of December 31, 2002. The Company accrued a contract loss of $7.8 million as of September 30, 2002 representing the anticipated future loss expected to be incurred by the Company to fulfill its contractual obligations under the Evista agreement. There was no remaining accrual as of December 31, 2002 as the Company had no further obligations due to the termination of the agreement. An operating loss of $35.1 million was recognized under this agreement for the year ended December 31, 2002.

3.     CEFTIN CONTRACT TERMINATION

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

       Pursuant to the termination agreement, the Company agreed to perform marketing and distribution services through February 28, 2002. As is common in the pharmaceutical industry, customers who purchased the Company's Ceftin product were permitted to return unused product, after approval from the Company, up to six months before and one year after the expiration date for the product, but no later than December 31, 2004. The products sold by the Company prior to the Ceftin Agreement termination date of February 28, 2002 had expiration dates through June 2004. The Company also maintained responsibility for processing and payment of certain sales rebates through December 31, 2004. The Company's Ceftin sales aggregated approximately $628 million during the term of the Ceftin Agreement.

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

       On March 31, 2004, the Company signed an agreement and waiver with a large wholesaler by which the Company agreed to pay that wholesaler $10.0 million, and purchase $2.5 million worth of services from that wholesaler by March 31, 2006, in exchange for that wholesaler waiving, to the fullest extent permitted by law, all rights with respect to any additional returns of Ceftin to the Company. The Company made the payment on April 5, 2004. In 2004 the Company increased its return reserve by approximately $1.7 million based primarily upon new information obtained from the wholesalers as part of the Company's ongoing reserve review process.

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


       The Company's reserve of $4.3 million at December 31, 2004 reflects the Company's estimated liability for all identified product that the Company has accepted for return by all the remaining wholesalers. The reserve has been calculated based on, with respect to wholesalers, reimbursing the wholesalers at the amount that they purchased the product from the Company. The reserve as recorded by the Company is its best estimate based on its understanding of its obligations. The reserve also includes a liability of $2.5 million for services to be purchased by the Company from a large wholesaler which the Company was able to negotiate in lieu of cash payments as described above. Subsequent to that negotiation, the Company entered into an agreement with this large wholesaler and certain of its affiliates pursuant to which the Company will provide $2.5 million of product detailing services for such affiliates in lieu of purchasing services from the wholesaler. The Company has continued to assess the adequacy of its reserves until the Company's obligations for processing any returned products ceased on December 31, 2004.

4.     REPURCHASE PROGRAM

       On September 21, 2001, the Company announced that its Board of Directors (the Board) had unanimously authorized management to repurchase up to $7.5 million of its Common Stock. Subject to availability, the transactions may be made from time to time in the open market or directly from stockholders at prevailing market prices that the Company deems appropriate. In October 2001, 5,000 shares were repurchased in an open market transaction for a total of $110,000. No further purchases have been made through December 31, 2004.

5.     ACQUISITION

       On August 31, 2004, the Company acquired substantially all of the assets of Pharmakon, LLC, in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions of SFAS No. 141, "BUSINESS COMBINATIONS" (SFAS 141). The Company made payments to the members of Pharmakon at closing of $27.4 million, of which $1.5 million was deposited into an escrow account, and assumed approximately $2.6 million in net liabilities. Approximately $1.1 million in direct costs of the acquisition were also capitalized. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC will receive approximately $1.5 million in additional payments in March 2005 for the year ended December 31, 2004. The Company has determined that this consideration meets the requirements to be capitalized as additional investment, rather than expensed as compensation. This amount was recorded as a current liability as of December 31, 2004, with a corresponding amount recorded to goodwill. Additionally, the members of Pharmakon, LLC can still earn up to an additional $6.7 million in cash based upon achievement of certain annual profit targets through December 2006. In connection with this transaction, the Company recorded $12.7 million in goodwill and $18.9 million in other identifiable intangibles.

       Pharmakon is a healthcare communications company focused on the marketing of ethical pharmaceutical and biotechnology products. A primary reason for the acquisition of Pharmakon was the advancement of the Company's goal to expand its presence in the growing and heavily outsourced medical education market.
Pharmakon's emphasis is on the creation, design and implementation of interactive peer persuasion programs. The successful integration of Pharmakon and PDI would allow both companies to leverage their account relationships and cross sell their services.

       The following unaudited pro forma consolidated results of operations for the years ended December 31, 2004, 2003, and 2002 assume that the Company and Pharmakon had been combined as of the beginning of the periods presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                Year ended December 31,
                                        ---------------------------------------
                                            2004           2003          2002
                                        -----------    -----------    ---------
                                       (in thousands, except for per share data)
                                                         (unaudited)

Revenue - pro forma                     $   377,577    $   361,687    $ 324,731
                                        ===========    ===========    =========
Net income (loss) - pro forma           $    22,842    $    14,713    $ (29,657)
                                        ===========    ===========    =========
Pro forma earnings (loss) per share     $      1.53    $      1.02    $   (2.11)
                                        ===========    ===========    =========


6.     SHORT-TERM INVESTMENTS

       At  December  31,  2004,  short-term   investments  were  $13.1  million,
including approximately $1.6 million of investments classified as available-for-sale securities. At December 31, 2003, short-term investments were $1.3 million, including approximately $1.1 million of investments classified as available-for-sale securities.

       Excluding investments classified as available-for-sale securities, short-term investments at December 31, 2004 consist of a laddered portfolio of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government agencies; municipal bonds; and commercial paper. At December 31, 2004, the weighted average maturity date for these short-term investments is 8.3 months. Because the Company's management has the intention and ability to hold these securities to maturity, the investments are accounted for as HELD-TO-MATURITY debt securities under the guidance of SFAS 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN EQUITY AND DEBT SECURITIES", and are stated at amortized cost, which approximates fair value.

       The unrealized after-tax gain/(loss) on the available-for-sale securities is included as a separate component of stockholders' equity as accumulated other comprehensive income (loss).

7.     OTHER INVESTMENTS

       In October 2002, the Company acquired $1.0 million of preferred stock of Xylos. The Company recorded its investment in Xylos under the cost method and its ownership interest in Xylos is less than five percent. As discussed in Note 2, the Company served in 2003 as the exclusive distributor of the Xylos XCell product line, but on January 2, 2004, the Company terminated that arrangement effective May 16, 2004. In addition, the Company provided short term loans in totaling $500,000 in the first half of 2004. As a result of continuing operating losses incurred by Xylos as well as recent negative developments regarding its inability to obtain appropriate financing, the Company concluded during the fourth quarter of 2004 that both the investment and the recoverability of the loan were impaired as of December 31, 2004. As a result, the $1.0 million investment was written down to zero in the fourth quarter of 2004 and the $500,000 loan was fully reserved for during the fourth quarter as well.

       In May 2004,  the  Company  entered  into a loan  agreement  with TMX,  a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, each of which are due to be repaid on November 26, 2005. In connection with the convertible loan facility, the Company has the right to convert all, or, in multiples of $100,000, any part of the convertible note into common stock of TMX. Although TMX experienced losses in 2004, the Company continues to believe that, based on current prospects and activities at TMX, its loans are not impaired and the amounts are recoverable as of December 31, 2004. However, if TMX continues to experience losses and is not able to generate sufficient cash flows through operations and financing, the Company may determine that it will be unable to recover its loans and would have to reserve for them at that time.

       The Company has an investment in the preferred stock of iPhysicianNet, Inc. (iPhysicianNet) that is accounted for under the equity method; however, recognition of losses by the Company was suspended in 2000 after the Company's investment was reduced to zero. During 2002, additional investments of $379,000 were made by the Company. Due to the continuing losses of iPhysicianNet, the 2002 investments were immediately expensed rather than recorded as an asset. The Company does not have, nor has it ever had, any commitments to provide future financing to iPhysicianNet. No investments were made by the Company in iPhysicianNet during 2003 or 2004 and no losses were recorded in either year due to the suspension of losses mentioned above because the investment has been previously reduced to zero. The Company's ownership interest in iPhysicianNet is less than five percent. The Company was informed by iPhysicianNet that they ceased operations effective August 1, 2003, and they subsequently filed for bankruptcy protection.

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.     INVENTORY

       At December 31, 2004 and December 31, 2003, the Company had zero and approximately $43,000, respectively, in finished goods inventory, net of reserves, relating to the products that were being marketed and distributed in accordance with the Xylos agreement. As discussed in Note 2, on January 2, 2004, the Company gave notice of termination of its agreement with Xylos, effective May 16, 2004, and discontinued sales of the Xylos wound care products after the effective date. In the third quarter of 2003, as a result of the continued lower than anticipated Xylos product sales, management recorded a reserve of $835,000 to reduce the value of the XCell inventory to its estimated net realizable value.

9.     HISTORICAL BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE

       Historical basic and diluted net income/(loss) per share is calculated based on the requirements of SFAS No. 128, "Earnings Per Share."

       A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                     Years Ended December 31,
                                                  ------------------------------
                                                   2004        2003        2002
                                                  ------      ------      ------
                                                          (in thousands)
Basic weighted average number of
  common shares outstanding ....................  14,564      14,231      14,033
Dilutive effect of stock options and
  restricted shares ............................     329         200          --
                                                  ------      ------      ------

Diluted weighted average number of
  common shares outstanding ....................  14,893      14,431      14,033
                                                  ======      ======      ======

       Outstanding options at December 31, 2004 to purchase 409,182 shares of common stock with exercise prices of $27.00 to $93.75 were not included in the 2004 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive. Outstanding options at December 31, 2003 to purchase 380,493 shares of common stock with exercise prices of $27.00 to $93.75 were not included in the 2003 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive. Outstanding options at December 31, 2002 to purchase 1,514,297 shares of common stock with exercise prices of $5.21 to $98.70 per share were not included in the 2002 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive, as a result of the Company's net loss in 2002.

10.    PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following as of December 31, 2004 and 2003:

                                                               December 31,
                                                            2004         2003
                                                          --------     --------
                                                              (in thousands)
Furniture and fixtures ...............................    $  3,942     $  3,288
Office equipment .....................................       3,787        3,204
Computer equipment ...................................       5,727       13,494
Computer software ....................................      13,674       13,685
Leasehold improvements ...............................       4,565        1,905
                                                          --------     --------
Total property and equipment .........................      31,695       35,576

  Less accumulated depreciation and amortization .....     (14,525)     (21,082)
                                                          --------     --------

Property and equipment, net ..........................    $ 17,170     $ 14,494
                                                          ========     ========

Depreciation expense was approximately $4.9 million, $5.6 million, and $6.8 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11.    OPERATING LEASES

       The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases which expire at various dates through 2017. Lease expense under these agreements for the years ended December 31, 2004, 2003 and 2002 was approximately $24.4 million, $21.3 million, and $26.1 million, respectively, of which $21.2 million in 2004, $18.0 million in 2003, and $21.2 million in 2002 related to automobiles leased for employees for a term of one-year from the date of delivery.

       As of December 31, 2004, the aggregate minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

                                    2005       2006      2007      2008      2009      TOTAL
                                   ------     ------    ------    ------    ------    -------
                                                         (in thousands)
Operating leases
  Minimum lease payments           $3,799     $3,232    $3,042    $3,130    $3,189    $16,392
  Less minimum sublease rentals       (34)        --        --        --        --        (34)
                                   ------     ------    ------    ------    ------    -------
    Net minimum lease payments     $3,765     $3,232    $3,042    $3,130    $3,189    $16,358
                                   ======     ======    ======    ======    ======    =======

12.    SIGNIFICANT CUSTOMERS

       During 2004, 2003 and 2002 the Company had several significant customers for which it provided services under specific contractual arrangements. The following sets forth the net service revenue generated by customers who accounted for more than 10% of the Company's revenue during each of the periods presented.

                                             Years Ended December 31,
                                         -------------------------------
          Customers                        2004        2003       2002
          ---------                      --------    --------    -------
                                                  (in thousands)

             A ......................    $153,801    $118,713    $96,456
             B ......................      76,744          --         --
             C ......................          --     118,291     90,238

       For each of the years ended December 31, 2004, 2003 and 2002, the Company had two large clients, who each individually represented 10% or more of its service revenue; these clients accounted for in the aggregate, approximately 63.0%, 66.5% and 61.9%, respectively, of its service revenue.

       At December 31, 2004 and 2003, two customers represented 55.0% and 69.2%, respectively, of the aggregate of outstanding service accounts receivable and unbilled services. The loss of any one of the foregoing customers could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

13.    RELATED PARTY TRANSACTIONS

       The Company purchases certain print advertising for initial recruitment of representatives through a company that is wholly-owned by family members of the Company's largest stockholder. The amounts charged to the Company for these purchases totaled approximately $180,000, $983,000, and $516,000, for the years ended December 31, 2004, 2003 and 2002. We are no longer using this company as of December 31, 2004.

14.    INCOME TAXES

       The provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                 2004        2003         2002
                                               -------    --------     --------
                                                       (in thousands)
Current:
   Federal ................................    $ 3,709    $ 10,308     $(26,972)
   State ..................................      1,930       1,181        1,024
                                               -------    --------     --------
   Total current ..........................      5,639      11,489      (25,948)
                                               -------    --------     --------
Deferred:
   Federal ................................      8,039      (3,856)      10,249
   State ..................................      1,160         772       (1,748)
                                               -------    --------     --------
   Total deferred .........................      9,199      (3,084)       8,501
                                               -------    --------     --------
Provision (benefit) for income taxes ......    $14,838    $  8,405     $(17,447)
                                               =======    ========     ========

       A reconciliation of the difference between the Federal statutory tax rates and the Company's effective tax rate is as follows:

                                                 2004        2003        2002
                                               -------    --------     -------
Federal statutory rate ....................       35.0%       35.0%      (35.0)%
State income tax effect, net of Federal benefit    5.6         6.1        (1.1)
Meals and entertainment ...................        0.2         0.3         0.8
Federal valuation allowance ...............        0.9          --         0.3
Other .....................................       (0.4)       (0.7)       (1.2)
                                               -------    --------     -------

Effective tax rate ........................       41.3%       40.7%      (36.2)%
                                               =======    ========     =======

       The tax effects of significant items comprising the Company's deferred tax assets and (liabilities) as of December 31, 2004 and 2003 are as follows:

                                                            2004         2003
                                                          --------     --------
Deferred tax assets (liabilities) -- current
     Allowances and reserves                              $  2,604     $  9,938
     Inventory                                                  --          312
     Compensation                                              635          762
     Other                                                      86           41
                                                          --------     --------
                                                          $  3,325     $ 11,053
                                                          --------     --------
Deferred tax assets (liabilities) -- non current
     Property, plant and equipment                        $ (3,676)    $ (2,457)
     State net operating loss carryforwards                  1,356        1,427
     State taxes                                             1,652        1,296
     Intangible assets                                        (433)        (126)
     Equity investment                                       2,204        1,882
     Self insurance and other reserves                       1,185        1,466
     Contract costs                                          5,748        5,698
     Valuation allowance on deferred tax assets             (2,204)      (1,882)
                                                          --------     --------
                                                          $  5,832     $  7,304
                                                          --------     --------
Net deferred tax asset                                    $  9,157     $ 18,357
                                                          ========     ========


       At December 31, 2004 and 2003, the Company had a valuation allowance of $2,204,287 and $1,881,851, respectively, related to the Company's equity investments. The increase in the current year relates to a valuation allowance established associated with the write off of the Xylos investment discussed in
Note 7. Prior to 2003, the Company also had a valuation allowance for certain state NOL carryforwards. At December 31, 2003, the Company reduced the valuation allowance by $1,059,310 related to the state NOL carryforwards because the Company determined that it was more likely than not that these assets would be realized due to the improved operating results of the Company.

       The Company performs an analysis each year to determine whether the Company's expected future income will more likely than not be sufficient to realize the recorded deferred tax assets. At December 31, 2004, the Company had approximately $26.0 million of state NOL carryforwards which will begin to expire in 2010.

15.    PREFERRED STOCK

       The Company's Board is authorized to issue, from time to time, up to 5,000,000 shares of preferred stock in one or more series. The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the number of shares of each series. As of December 31, 2004 and 2003, there were no issued and outstanding shares of preferred stock.

16.    LOANS TO STOCKHOLDERS/OFFICERS

       In November 1998, the Company agreed to lend $250,000 to an executive officer of which $100,000 was funded in November 1998, and the remaining $150,000 was funded in February 1999. This amount was recorded in other long-term assets. Such loan is payable on December 31, 2008 and bears interest at a rate of 5.5% per annum, payable quarterly in arrears. In April 2004 and February 2003, $75,000 and $100,000 payments, respectively, were made against this loan, leaving a balance of $75,000 as of December 31, 2004.

17.    RETIREMENT PLANS

       Effective  January 1, 2004, the Company's PDI, Inc.  401(k) Plan (the PDI
Plan) provided all "Safe Harbor Eligible" plan participants with Company matching contributions (Safe Harbor Matching Contributions) in accordance with the formula described below:

          o Employee contributions of 1% to 3% of base salary will be matched 100%; and

          o Employee contributions which exceed 3% but do not exceed 5% will be matched 50%.

       Employees must meet all Safe Harbor Matching Contributions eligibility requirements as defined in the Plan in order to participate. Employees' account balances derived from the Safe Harbor Matching Contributions will be immediately vested. In addition, the Company can make discretionary contributions to the Plan. There will continue to be no option for employees to invest any of their 401(k) funds in the Company's common stock. The Company's total contribution expense related to the Company's 401(k) plans for 2004, 2003 and 2002 was approximately $1.6 million, $905,000, and $1.7 million, respectively.

       During 2003, the Company restructured its qualified profit sharing plans with 401(k) features. Effective January 1, 2003, the Company's InServe 401(k) Plan (the Inserve Plan) was frozen, and participants in the Inserve Plan began to participate in the PDI Plan. Under the terms of the PDI Plan, the Company was committed to make mandatory cash contributions in an amount equal to the employee contributions up to a maximum of 2% of each participating employee's annual base wages. There was no option for employees to invest any of their 401(k) funds in the Company's common stock.

18.    DEFERRED COMPENSATION ARRANGEMENTS

       Beginning in 2000, the Company established a deferred compensation arrangement whereby a portion of certain employees' salaries is withheld and placed in a Rabbi Trust. The plan permits the employees to diversify these assets through a variety of investment options. The Company adopted the provisions of EITF No. 97-14 "ACCOUNTING FOR DEFERRED COMPENSATION ARRANGEMENT WHERE AMOUNTS ARE EARNED AND HELD IN A RABBI TRUST AND INVESTED" which requires the Company to consolidate into its financial statements the net assets of the trust. The deferred compensation obligation has been classified as a current liability and is adjusted, with the corresponding charge or credit to compensation expense, to reflect changes in fair value of the amounts owed to the employee. The assets in the trust are classified as available-for-sale. In 2004 and 2003, the market value of the investments increased by $57,000 and $42,000, respectively, and was recorded as a debit to compensation expense. There was a credit to compensation expense due to a decrease of the market value of the investments of approximately $95,000 in 2002. The total value of the Rabbi Trust was approximately $1.6 million and $1.1 million at December 31, 2004 and 2003, respectively.

       In 2000, the Company established a Long-term Incentive Compensation Plan whereby certain employees are required to take a portion of their bonus compensation in the form of restricted Common Stock. The restricted shares vest on the third anniversary of the grant date and are subject to accelerated vesting and forfeiture under certain circumstances. The Company recorded deferred compensation costs of approximately $2.6 million, zero, and $593,000 during 2004, 2003 and 2002, respectively, which are being amortized over a three-year vesting period. The unamortized compensation costs have been classified as a separate component of stockholders' equity.

19.    COMMITMENTS AND CONTINGENCIES

       Due to the nature of the business in which the Company is engaged, such as product detailing and distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

SECURITIES LITIGATION

       In January and February 2002, the Company, its chief executive officer and its chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Securities Exchange Act of 1934 (the 1934 Act). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs' counsel. On or about December 13, 2002, the Lead Plaintiffs filed a second consolidated and amended complaint (the Consolidated and Amended Complaint), which superseded their earlier complaints.

       The Consolidated and Amended Complaint names the Company, its chief executive officer and its chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased the Company's Common Stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys' and experts' fees. The essence of the allegations in the Consolidated and Amended Complaint is that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as its marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly.

       In February 2003, the Company filed a motion to dismiss the Consolidated and Amended Complaint. That motion is fully submitted to the court for its decision. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

BAYER-BAYCOL LITIGATION

       The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol(R), a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer Corporation (Bayer) in the United States through early August 2001, at which time Bayer voluntarily withdrew Baycol from the United States market. Bayer retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company's defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings. As of December 31, 2004, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. No amounts have been received in 2004.

 AUXILIUM PHARMACEUTICALS LITIGATION

       On January 6, 2003, the Company was named as a defendant in a lawsuit filed by Auxilium Pharmaceuticals, Inc. (Auxilium), in the Pennsylvania Court of Common Pleas, Montgomery County. Auxilium was seeking monetary damages and injunctive relief, including preliminary injunctive relief, based on several claims related to the

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Company's alleged breaches of a contract sales force agreement entered into by the parties on November 20, 2002, and claims that the Company was misappropriating trade secrets in connection with the Cellegy License Agreement.

       On May 8, 2003, the Company entered into a settlement and mutual release agreement with Auxilium (Settlement Agreement), by which the lawsuit and all related counter claims were dropped without any admission of wrongdoing by either party. The settlement terms included a cash payment which was paid upon execution of the Settlement Agreement as well as certain other additional expenses. The Company recorded a $2.1 million charge in the first quarter of 2003 related to this settlement. Pursuant to the Settlement Agreement, the Company also agreed that it would (a) not sell, ship, distribute or transfer any Fortigel product to any wholesalers, chain drug stores, pharmacies or hospitals prior to November 1, 2003, and (b) pay Auxilium an additional amount per prescription to be determined based upon a specified formula, in the event any prescriptions were filled for Fortigel prior to January 26, 2004. As discussed above, in July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel. The Company has not paid and will not pay any additional amount to Auxilium as set forth in clause (b) above since Fortigel was not approved by the FDA prior to January 26, 2004. The Company does not believe that the terms of the Settlement Agreement will have any material impact on the success of its commercialization of Fortigel if, or when, the FDA approves it.

CELLEGY PHARMACEUTICALS LITIGATION

       On December 12, 2003, the Company filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced the Company to enter into a license agreement with Cellegy regarding Fortigel on December 31, 2002. The complaint also alleges claims for misrepresentation and breach of contract related to the Cellegy License Agreement. In the complaint, the Company seeks, among other things, rescission of the Cellegy License Agreement and return of the $15.0 million it paid Cellegy. After the Company filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against the Company in the U.S. District Court for the Northern District of California. Cellegy's complaint seeks a declaration that Cellegy did not fraudulently induce the Company to enter the Cellegy License Agreement and that Cellegy has not breached its obligations under the Cellegy License Agreement. The Company is unable to predict the ultimate outcome of these lawsuits. The trial is scheduled to commence during the second quarter of 2005. Material legal expense has been and is expected to continue to be incurred in connection with this lawsuit; however, at this time the Company is not able to estimate the magnitude of the expense.

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

       No material amounts have been accrued for losses under any of the above mentioned matters, other than for the Auxilium litigation settlement reserve, as no amounts are considered probable or reasonably estimable at this time. Legal fees are expensed as incurred.

       Other than the foregoing, the Company is not currently a defendant in any material pending litigation and it is not aware of any material threatened litigation.

20.    STOCK-BASED COMPENSATION

       In June 2004, the Board and the shareholders approved the PDI, Inc. 2004 Stock Award and Incentive Plan (the 2004 Plan). The 2004 Plan replaced the 2000 Omnibus Incentive Compensation Plan (the 2000 Plan) and the 1998 Stock Option Plan (the 1998 Plan). The 2004 Plan reserved an additional 893,916 shares for new awards as well as combined the remaining shares available under the old plans. The maximum number of shares as to which awards or options may at any time be granted under the 2004 Plan is approximately 2.9 million shares. Eligible participants under the 2004 Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the 2004 Plan and designated by the Compensation Committee of the Board. Unless earlier terminated by action of the Board, the 2004 Plan will remain in effect until such time as no stock remains available for delivery under the 2004 Plan and the Company has no further rights or obligations under the 2004 Plan with respect to outstanding awards under the 2004 plan. No participant may be granted more than the annual limit of 400,000 shares plus the amount of the participant's unused annual limit relating

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to share-based awards as of the close of the previous year, subject to adjustment for splits and other extraordinary corporate events.

       In May 2000 the Board approved the 2000 Plan. The purpose of the 2000 Plan was to provide a flexible framework to permit the Board to develop and implement a variety of stock-based incentive compensation programs based on the changing needs of the Company, its competitive market and the regulatory climate. The maximum number of shares as to which awards or options could be granted under the 2000 Plan was 2.2 million shares. Eligible participants under the 2000 Plan included officers and other employees of the Company, members of the Board and outside consultants, as specified under the 2000 Plan and designated by the Compensation Committee of the Board. The right to grant Awards under the 2000 Plan was to terminate 10 years after the date the 2000 Plan was adopted. No Participant could be granted, in the aggregate, more than 100,000 shares of Company common stock from all awards under the 2000 Plan.

       In March 1998, the Board approved the 1998 Plan which reserved for issuance up to 750,000 shares of the Company's common stock, pursuant to which officers, directors and key employees of the Company and consultants to the Company were eligible to receive incentive and/or non-qualified stock options. The 1998 Plan, which had an initial term of ten years from the date of its adoption, was administered by a committee designated by the Board. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options was determined by the committee, in its sole discretion. Incentive stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 1998 Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

       Options granted to members of the Board vest a third upon date of grant and then a third over the next two years. All other options granted vest a third each year over a three-year period. During 2004, the Company accelerated the vesting of stock option grants and restricted stock grants for certain employees which resulted in total compensation of approximately $275,000 for the year ended December 31, 2004. The Board has approved the acceleration of the Company's unvested underwater options. The maximum number of options to be accelerated is 520,000 and the weighted average exercise price is $25.46.

       At December 31, 2004, options for an aggregate of 1,343,745 shares were outstanding under the Company's stock option plans and options to purchase 520,946 shares of common stock had been exercised since its inception.

       The activity for the 2004, 2000, and 1998 Plans during the years ended December 31, 2004, 2003 and 2002 is set forth in the table below:

                                              2004                    2003                  2002
                                     --------------------------------------------------------------------
                                                  Weighted               Weighted               Weighted
                                                   Average                Average                Average
                                                  Exercise               Exercise               Exercise
                                       Shares       Price     Shares       Price     Shares       Price
                                     ----------   --------  ----------   --------  ----------   --------
Outstanding at beginning of year      1,037,599    $27.33    1,514,297    $39.23    1,125,313    $53.60

Granted                                 520,000     25.46      115,303     16.13      596,812     14.81

Exercised                              (144,686)    16.38      (42,373)    13.06       (6,520)    16.00

Terminated                              (69,168)    15.10     (549,628)    58.86     (201,308)    49.91
                                     ----------    ------   ----------    ------   ----------    ------
Outstanding at end of year            1,343,745    $27.86    1,037,599    $27.33    1,514,297    $39.23
                                     ==========    ======   ==========    ======   ==========    ======

Options exercisable at end of year      691,798    $32.58      608,811    $31.87      611,871    $46.04
                                     ==========    ======   ==========    ======   ==========    ======

       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 2004:

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                    Options Outstanding                   Options Exercisable
--------------------------------------------------------------------------------
                                   Remaining
                     Number of     weighted    Weighted   Number of     Weighted
  Exercise price      options     contractual  exercise    options      exercise
    per share       outstanding  life (years)   price    exercisable     price
--------------------------------------------------------------------------------
$ 5.21 - $ 9.15         44,334         7.9      $ 6.69       27,332      $ 7.28
$14.16 - $18.38        411,035         6.8       15.88      277,757       15.84
$21.10 - $31.62        691,137         8.3       25.76      189,470       27.06
$59.50                 149,289         6.1       59.50      149,289       59.50
$80.00 - $93.75         47,950         6.2       82.02       47,950       82.02
                     ----------------------------------  ----------------------
                     1,343,745         7.5      $27.86      691,798      $32.58
                     ==================================  ======================

       In March 2003, the Company initiated an option exchange program pursuant to which eligible employees, which excluded certain members of senior management, were offered an opportunity to exchange an aggregate of 357,885 outstanding stock options with exercise prices of $30.00 and above for either cash or shares of restricted stock, depending upon the number of options held by an eligible employee. The offer exchange period expired on May 12, 2003. Approximately 310,403 shares of common stock underlying eligible options were tendered by eligible employees and accepted by the Company. This number represents approximately 87% of the total shares of common stock underlying eligible options. A total of approximately 120 eligible participants elected to exchange an aggregate of approximately 59,870 shares of common stock under eligible options and received cash in the aggregate amount of approximately $67,000 (which amount includes applicable withholding taxes). A total of approximately 145 eligible participants elected to exchange an aggregate of approximately 250,533 shares of common stock underlying eligible options in exchange for an aggregate of approximately 49,850 shares of restricted stock. All tendered options have been canceled and are eligible for re-issuance under the Company's option plans. The restricted stock is subject to three-year cliff vesting and is being amortized on a straight-line basis over that three-year period. The shares are subject to forfeiture upon termination of employment other than in the event of the recipient's death or disability. The total compensation expense related to the option exchange program was approximately $96,000 in 2004 and $178,000 in 2003.

       Approximately 47,500 options, which were offered to, but did not participate in, the option exchange program, are subject to variable accounting. As such, the Company may record compensation expense if the market price of the Company's common stock exceeds the exercise price of the non-tendered options until these options are terminated, exercised or forfeited. The non-tendered options have exercise prices ranging from $59.50 to $80.00 and a remaining life of 5.8 to 6.1 years.

21.    GOODWILL AND INTANGIBLE ASSETS

       Goodwill is evaluated for impairment on at least an annual basis. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company performed the required annual impairment tests in the fourth quarter of 2004, 2003 and 2002 and determined that no impairments existed during any of these periods. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company's goodwill, which is not subject to amortization, totaled $23.8 million and $11.1 million as of December 31, 2004 and December 31, 2003, respectively. Goodwill attributable to the InServe acquisition is $7.8 million. If the businesses related to the Inserve goodwill do not achieve forecasted revenue and profitability targets in the near term, some or all of this goodwill may become impaired.

       As a result of the acquisition of Pharmakon (discussed in Note 5), there was an additional $12.7 million added to the carrying amount of goodwill in 2004. The Company has determined that no event has occurred since the acquisition date that would indicate impairment of the goodwill associated with the Pharmakon acquisition.

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                     Sales     Marketing
                                   services     services       PPG        Total
                                   --------    ---------    --------     -------
Balance as of January 1, 2003       $11,132     $    --     $     --     $11,132
Amortization                             --          --           --          --
Goodwill additions                       --          --           --          --
                                    -------     -------     --------     -------
Balance as of December 31, 2003     $11,132     $    --     $     --     $11,132
                                    =======     =======     ========     =======

Balance as of January 1, 2004       $11,132     $    --     $     --     $11,132
Amortization                             --          --           --          --
Goodwill additions                       --      12,659           --      12,659
                                    -------     -------     --------     -------
Balance as of December 31, 2004     $11,132     $12,659     $     --     $23,791
                                    =======     =======     ========     =======

       All identifiable intangible assets recorded as of December 31, 2004 are being amortized on a straight-line basis over the lives of the intangibles which range from 5 to 15 years. The weighted average amortization period for all of the identifiable intangible assets is approximately 13.9 years.

                                 As of December 31, 2004               As of December 31, 2003
                            ---------------------------------     -------------------------------

                            Carrying    Accumulated               Carrying   Accumulated
                             Amount    Amortization     Net        Amount   Amortization    Net
                            ---------------------------------     -------------------------------
Covenant not to compete      $ 1,826      $1,126      $   700      $1,686      $  780      $  906

Customer relationships        17,508       1,163       16,345       1,208         559         649

Corporate tradename            2,672         169        2,503         172          79          93
                             -------      ------      -------      ------      ------      ------
    Total                    $22,006      $2,458      $19,548      $3,066      $1,418      $1,648
                             =======      ======      =======      ======      ======      ======

       Amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $1.0 million, $613,000, and $613,000, respectively. Estimated amortization expense for the next five years is as follows:

                  2005    $ 1,895
                          =======
                  2006      1,703
                          =======
                  2007      1,281
                          =======
                  2008      1,281
                          =======
                  2009      1,272
                          =======


22.    RESTRUCTURING AND OTHER RELATED EXPENSES

       During the third quarter of 2002, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within the Company's markets for the sales and marketing services segment (defined in 2004 as a combination of the current sales services and marketing services segments), and the recognition that the infrastructure that supported these business units was larger than required. The Company originally estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time it initiated the restructuring. However, these savings have been partially offset by incremental SG&A expenses the Company has incurred in subsequent periods as the Company has been successful in expanding its business platforms for its segments. Substantially all of the restructuring activities have been completed as of December 31, 2004, except for the remaining lease payments.

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

       The primary items comprising the $5.4 million in  restructuring  expenses were $3.7 million in severance expense consisting of cash and non-cash termination payments to employees in connection with their involuntary termination, and $1.7 million in other restructuring exit costs relating to leased facilities and other contractual obligations.

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

       During the year ended December 31, 2003, the Company recognized a net reduction in the restructuring accrual of $197,000, of which $143,000 was recorded as additional expense in SG&A and $340,000 was recorded as a credit to program expenses consistent with the original recording of the restructuring changes. For the year ended December 31, 2004, there were no such adjustments.


       The accrual for restructuring and exit costs totaled approximately $161,000 at December 31, 2004, and is recorded in current liabilities on the consolidated balance sheet.

       A roll forward of the activity for the 2002 Restructuring Plan is as follows:

                            BALANCE AT                               BALANCE AT
                           DECEMBER 31,                             DECEMBER 31,
      (IN THOUSANDS)           2003       ADJUSTMENTS    PAYMENTS       2004
------------------------   ------------   -----------    --------   ------------
Administrative severance      $ 285          $  --       $ (272)      $    13
Exit costs                      459             --         (311)          148
                              -----          -----       ------       -------
                                744             --         (583)          161
                              -----          -----       ------       -------
Sales force severance            --             --           --            --
                              -----          -----       ------       -------
   TOTAL                      $ 744          $  --       $ (583)      $   161
                              =====          =====       ======       =======


23.    SEGMENT INFORMATION

       During the fourth quarter of 2004, as a result of the Company's acquisition of Pharmakon, the Company restructured certain management responsibilities and changed its internal financial reporting. As a result of these changes the Company determined that its reporting segments were required to be amended. Accordingly, the Company now reports under the following three segments:

          o Sales services segment - includes the Company's dedicated, shared and MD&D CSO units and the Company's MD&D clinical teams. This segment uses teams to deliver services to a wide base; they have similar long-term average gross margins, contract terms, types of clients and regulatory environments. One segment manager oversees the operations of all of these units and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker;

          o Marketing services segment - includes the Company's marketing research and medical education and communication services. This segment is project driven; the units comprising it have a large number of smaller contracts, share similar gross margins, have similar clients, and have low barriers to entry for competition. There are many discrete offerings within this segment, including: accredited continuing medical education (CME), content development for CME, promotional medical education, marketing research and communications. One segment manager oversees the operations of all of these units and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker; and

          o PDI products group (PPG) - includes revenues earned through the Company's licensing and copromotion of pharmaceutical and MD&D products. One segment manager oversees the operations of all of this unit and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker.

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


       All segments have changed since the Company's December 31, 2003 financial presentation. The segment information from prior periods has been reclassified to conform to the current period's presentation.

       The accounting policies of the segments are described in Note 1. Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the sales services segment to the other operating segments since it is impracticable to do so.

                                                        For the Year
                                                     Ended December 31,
                                            -----------------------------------
                                               2004         2003         2002
                                            ---------    ---------    ---------
                                                      (in thousands)
Revenue
   Sales services ........................  $ 332,431    $ 271,210    $ 185,386
   Marketing services ....................     29,057       29,436       26,284
   PPG ...................................      2,956       43,884       96,205
                                            ---------    ---------    ---------
       Total .............................  $ 364,444    $ 344,530    $ 307,875
                                            =========    =========    =========

Income (loss) from operations
   Sales services ........................  $  64,737    $  48,891    $  14,096
   Marketing services ....................      3,122        4,493        1,083
   PPG ...................................       (169)     (16,403)     (48,821)
   Corporate charges .....................    (32,499)     (17,391)     (16,533)
                                            ---------    ---------    ---------
       Total .............................  $  35,191    $  19,590    $ (50,175)
                                            =========    =========    =========

Corporate allocations
   Sales services ........................  $ (30,719)   $ (14,000)   $  (9,351)
   Marketing services ....................     (1,587)        (926)        (793)
   PPG ...................................       (193)      (2,465)      (6,389)
   Corporate charges .....................     32,499       17,391       16,533
                                            ---------    ---------    ---------
     Total ...............................  $      --    $      --    $      --
                                            =========    =========    =========

Income (loss) from operations,
  less corporate allocations
   Sales services ........................  $  34,018    $  34,891    $   4,745
   Marketing services ....................      1,535        3,567          290
   PPG ...................................       (362)     (18,868)     (55,210)
   Corporate charges .....................         --           --           --
                                            ---------    ---------    ---------
     Total ...............................  $  35,191    $  19,590    $ (50,175)
                                            =========    =========    =========

Reconciliation of income (loss) from
  operations to income (loss) before
  provision for income taxes
    Total income (loss) from operations
     for operating groups ................  $  35,191    $  19,590    $ (50,175)
    Other income, net ....................        779        1,073        1,967
                                            ---------    ---------    ---------
     Income (loss) before provision
       for income taxes ..................  $  35,970    $  20,663    $ (48,208)
                                            =========    =========    =========

Capital expenditures
   Sales services ........................  $   7,671    $   1,750    $   3,397
   Marketing services ....................        433           54          398
   PPG ...................................         --           25          217
                                            ---------    ---------    ---------
       Total .............................  $   8,104    $   1,829    $   4,012
                                            =========    =========    =========

Depreciation expense
   Sales services ........................  $   4,222    $   3,935    $   3,896
   Marketing services ....................        627          522          587
   PPG ...................................         27        1,173        2,277
                                            ---------    ---------    ---------
       Total .............................  $   4,876    $   5,630    $   6,760
                                            =========    =========    =========

                                    PDI, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                        For the Year
                                                     Ended December 31,
                                            -----------------------------------
                                               2004         2003         2002
                                            ---------    ---------    ---------
                                                       (in thousands)


Total Assets
   Sales services ........................  $ 179,754    $ 151,768
   Marketing services ....................     44,516       10,949
   PPG ...................................        435       56,906
                                            ---------    ---------
       Total .............................  $ 224,705    $ 219,623
                                            =========    =========

                                   SCHEDULE II

                                    PDI, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                                                              BALANCE AT    ADDITIONS        (1)          BALANCE AT
                                                              BEGINNING     CHARGED TO    DEDUCTIONS          END
DESCRIPTION                                                   OF PERIOD     OPERATIONS      OTHER         OF PERIOD
                                                             -----------   -----------   ------------    -----------
Against trade and note receivables--
Year ended December 31, 2002
  Allowance for doubtful accounts ........................   $ 3,692,047   $   366,125   $ (2,994,695)   $ 1,063,477
Year ended December 31, 2003
  Allowance for doubtful accounts ........................     1,063,477     1,526,626     (1,840,762)       749,341
Year ended December 31, 2004
  Allowance for doubtful accounts ........................   $   749,341   $ 1,154,903   $ (1,330,660)   $   573,584

Against taxes--
Year ended December 31, 2002
  Tax valuation allowance ................................   $ 1,808,046   $ 1,133,115   $         --    $ 2,941,161
Year ended December 31, 2003
  Tax valuation allowance ................................     2,941,161            --     (1,059,310)     1,881,851
Year ended December 31, 2004
  Tax valuation allowance ................................   $ 1,881,851   $   322,436   $         --    $ 2,204,287

Against inventory--
Year ended December 31, 2002
  Inventory valuation allowance ..........................   $        --   $        --   $         --    $        --
Year ended December 31, 2003
  Inventory valuation allowance ..........................            --       835,448        (17,583)       817,865
Year ended December 31, 2004
  Inventory valuation allowance ..........................   $   817,865   $        --   $   (817,865)   $        --

Against product rebates, sales discounts and returns--
Year ended December 31, 2002
  Accrued product rebates, sales discounts and returns ...   $68,402,828   $25,446,424   $(77,349,392)   $16,499,861
Year ended December 31, 2003
  Accrued product rebates, sales discounts and returns ...    16,499,861    12,000,000     (5,689,035)    22,810,826
Year ended December 31, 2004
  Accrued product rebates, sales discounts and returns ...   $22,810,826   $ 1,676,000   $(20,171,058)   $ 4,315,768

------------
(1) Includes payments and actual write offs, as well as changes in estimates in the reserves and the impact of acquisitions.