Form 10-Q
period 2005-03-31
PDI INC
filed 2005-05-10
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-24249

PDI, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-2919486

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Saddle River Executive Centre
1 Route 17 South
Saddle River, New Jersey 07458
(Address of principal executive offices)

(201) 258-8450
(Registrant’s telephone number, including area code)

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

As of May 4, 2005 the Registrant had a total of 14,866,101 shares of Common Stock, $.01 par value, outstanding.

INDEX

PDI, INC.

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Consolidated Financial Statements (unaudited)

	Balance Sheets
	March 31, 2005 and December 31, 2004	3

	Statements of Operations — Three Months
	Ended March 31, 2005 and 2004	4

	Statements of Cash Flows — Three Months
	Ended March 31, 2005 and 2004	5

	Notes to Consolidated Interim Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	Not Applicable

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 6.	Exhibits	36

SIGNATURES		37

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$82,364	$81,000
Short-term investments	12,959	28,498
Accounts receivable, net of allowance for doubtful accounts of
$116 and $74 as of March 31, 2005 and
December 31, 2004, respectively	27,551	26,662
Unbilled costs and accrued profits on contracts in progress	8,179	3,393
Deferred training and other program costs	1,244	740
Other current assets	11,888	11,818
Deferred tax asset	8,067	3,325

Total current assets	152,252	155,436

Net property and equipment	17,788	17,170
Deferred tax asset	802	5,832
Goodwill	23,820	23,791
Other intangible assets	19,074	19,548
Other long-term assets	2,920	2,928

Total assets	$216,656	$224,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,805	$7,217
Accrued returns	1,659	4,316
Accrued incentives	7,997	16,282
Accrued salaries and wages	8,929	8,414
Unearned contract revenue	8,255	6,924
Restructuring accruals	79	161
Income taxes and other accrued expenses	18,962	15,966

Total current liabilities	50,686	59,280
Total long-term liabilities	-	-

Total liabilities	50,686	59,280

Commitments and Contingencies (note 12)

Stockholders’ equity:

Preferred stock, $.01 par value, 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized:
shares issued and outstanding, March 31, 2005 – 14,696,341
and December 31, 2004 – 14,665,945; 147,894 and 154,554
restricted shares issued and outstanding, March 31, 2005
and December 31, 2004, respectively	148	148
Additional paid-in capital	117,082	116,737
Retained earnings	50,575	50,637
Accumulated other comprehensive income	25	76
Unamortized compensation costs	(1,750)	(2,063)
Treasury stock, at cost: 5,000 shares	(110)	(110)

Total stockholders’ equity	165,970	165,425

Total liabilities & stockholders’ equity	$216,656	$224,705

The accompanying notes are an integral part of these financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three Months Ended March 31,

	2005	2004

Revenue
Service	$82,024	$92,547
Product, net	–	101

Total revenue	82,024	92,648

Cost of goods and services
Program expenses (including related party amounts of
$0 and $180 for the periods ended
March 31, 2005 and 2004, respectively)	63,981	65,988
Cost of goods sold	–	145

Total cost of goods and services	63,981	66,133

Gross profit	18,043	26,515

Operating expenses
Compensation expense	9,004	10,216
Other selling, general and administrative expenses	9,814	6,490

Total operating expenses	18,818	16,706

Operating (loss) income	(775)	9,809
Other income, net	669	318

(Loss) income before (benefit) provision for taxes	(106)	10,127
(Benefit) provision for income taxes	(44)	4,152

Net (loss) income	$(62)	$5,975

Basic net (loss) income per share	$(0.00)	$0.41

Diluted net (loss) income per share	$(0.00)	$0.40

Basic weighted average number of shares outstanding	14,675	14,461

Diluted weighted average number of shares outstanding	14,849	14,767

The accompanying notes are an integral part of these financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,

	2005	2004

Cash Flows From Operating Activities
Net (loss) income	$(62)	$5,975
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,486	1,512
Reserve for inventory obsolescence and bad debt	42	505
Loss on disposal of assets	91	-
Deferred taxes, net	288	7
Stock compensation costs	269	651
Other changes in assets and liabilities:
(Increase) decrease in accounts receivable	(930)	12,376
Decrease in inventory	-	43
Increase in unbilled costs	(4,786)	(14,562)
Increase in deferred training	(504)	(457)
Increase in other current assets	(70)	(233)
Decrease in other long-term assets	8	-
(Decrease) increase in accounts payable	(2,412)	28
Decrease in accrued returns	(2,657)	(288)
Decrease in accrued liabilities	(7,770)	(4,755)
Decrease in restructuring liability	(82)	(164)
Increase in unearned contract revenue	1,331	6,695
Increase (decrease) in income taxes and other accrued expenses	2,996	(1,058)

Net cash (used in) provided by operating activities	(12,762)	6,275

Cash Flows From Investing Activities
Sales (purchases) of short-term investments	15,488	(48,036)
Cash paid for acquisition, including acquisition costs	(29)	-
Purchase of property and equipment	(1,721)	(2,588)

Net cash provided by (used in) investing activities	13,738	(50,624)

Cash Flows From Financing Activities
Net proceeds from exercise of stock options	388	524

Net cash provided by financing activities	388	524

Net increase (decrease) in cash and cash equivalents	1,364	(43,825)
Cash and cash equivalents – beginning	81,000	113,288

Cash and cash equivalents – ending	$82,364	$69,463

The accompanying notes are an integral part of these financial statements

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (the SEC). The unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the judgment of management, are necessary for a fair presentation of such financial statements. Operating results for the three- month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain prior period amounts have been reclassified to conform with the current presentation with no effect on financial position, net income or cash flows.

2. Stock-Based Compensation

     In June 2004, the Company’s shareholders approved the PDI, Inc. 2004 Stock Award and Incentive Plan (the 2004 Plan). The 2004 Plan had been approved by the Company’s Board of Directors (the Board) in March 2004. The 2004 Plan replaced the 2000 Omnibus Incentive Compensation Plan (the 2000 Plan) and the 1998 Stock Option Plan (the 1998 Plan). The total number of additional shares of the Company’s common stock reserved and available for delivery under the 2004 Plan is 893,916, which includes the number of stock shares that were available for issuance under the preceding plans as of the effective date of the 2004 Plan. The maximum number of shares as to which awards or options may at any time be granted under the 2004 Plan is approximately 2.9 million shares. Eligible participants under the 2004 Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the 2004 Plan and designated by the Compensation Committee of the Board. Unless earlier terminated by action of the Board, the 2004 Plan will remain in effect until such time as no stock remains available for delivery under the 2004 Plan and the Company has no further rights or obligations with respect to outstanding awards under that plan. No participant may be granted more than the annual limit of 400,000 shares plus the amount of the participant’s unused annual limit relating to share-based awards as of the close of the previous year, subject to adjustment for stock splits and other extraordinary corporate events.

     On February 9, 2005, upon approval of the Board, the Company accelerated the vesting of all outstanding unvested options for which the exercise price was greater than the fair market value of the Company’s common shares on that date. Included in the pro forma statement below is approximately $7.6 million of compensation expense related to the acceleration of the unvested underwater options. The total number of shares accelerated was 473,334 and they all pertained to grants that were issued during 2004. The weighted average exercise price of the accelerated options was $25.27 with exercise prices ranging from $24.61 to $31.62.

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

     At March 31, 2005, options for an aggregate of 1,302,011 shares were outstanding under the Company’s stock option plans and options to purchase 548,842 shares of common stock had been exercised since the Company’s inception.

     On March 29, 2005, the Compensation and Management Development Committee of the Board (the Compensation Committee) approved the 2005 PDI, Inc. Long Term Incentive Plan (the LTI Plan), which permits the issuance of certain equity and equity-based incentive awards under the terms of the 2004 Plan. Under the provisions of the LTI Plan, as implemented under the 2004 Plan, the Company seeks to provide its eligible employees with equity awards based, in part, upon the attainment of certain financial performance goals during a three (3) year period (the Performance Period). The amount of these long term incentive awards which may be earned over the Performance Period will be based, in part, on the Company’s financial performance and the attainment of related individual performance goals during the prior calendar year.

     To provide each participant with an equity stake in the Company, and the potential to create or increase his or her stock ownership in the Company, awards under the LTI Plan will be made through the following two methods: (i) stock-settled appreciation rights (SARs); and (ii) performance contingent shares of Company common stock (Performance Contingent Shares).

     On March 29, 2005, the Company issued 93,486 SARs with a fair market value of approximately $20.10 to certain officers of the Company who are eligible under the LTI Plan. There was no compensation expense recorded in the first quarter as a result of issuing the SARs. The SARs have a five-year life. A Black-Scholes pricing model was used to determine the number of SARs that were issued to each LTI Plan participant.

     Based upon the target performance goals set by the Company under the LTI Plan as of March 29, 2005, a total of 54,893 Performance Contingent Shares could be required to be issued by the Company upon the attainment of all LTI Plan performance goals by all eligible LTI Plan participants. There was no compensation expense recorded in the first quarter with respect to such Performance Contingent Shares as no shares of Company common stock were issued. Any Performance Contingent Shares awarded under the LTI Plan will be issued upon completion of the three (3) year Performance Period which commenced on March 29, 2005. The target number of Performance Contingent Shares which may be issued under the LTI Plan was estimated by dividing one-half of the total value of the award amount for each participant, as approved by the Compensation Committee, by the average market price for a share of Company common stock for the three (3) month period immediately preceding the commencement date of the Performance Period, which was calculated to be $20.13.

     Under the terms of the LTI Plan, each participant’s target award of Performance Contingent Shares could increase by fifty percent (50%) to 82,340 shares if a pre-determined superior level of achievement is attained as of the end of the Performance Period.

     Under the terms of the LTI Plan, a discretionary pool of 75,000 shares per year is available for awards to individuals who are not otherwise participating for the LTI Plan. Such awards may be made upon the recommendation of the Company’s chief executive officer with the approval of the Compansation Committee.

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)
	As of March 31,
	2005	2004

	(in thousands, except per share data)

Net (loss) income, as reported	$(62)	$5,975
Add: Stock-based employee compensation
expense
included in reported net income, net of
related tax effects	190	384
Deduct: Total stock-based employee
compensation
expense determined under fair value based
methods for all awards, net of related tax
effects	(4,852)	(748)

Pro forma net (loss) income	$(4,724)	$5,611

Net (loss) income per share
Basic--as reported	$(0.00)	$0.41

Basic--pro forma	$(0.32)	$0.39

Diluted--as reported	$(0.00)	$0.40

Diluted--pro forma	$(0.32)	$0.38

     Compensation cost for the determination of pro forma net (loss) income - as adjusted and related per share amounts were estimated using the Black Scholes option pricing model, with the following assumptions: (i) there were no options issued for the quarter ended March 31, 2005; (ii) risk free interest rate of 2.80% at March 31, 2004; (iii) expected life of five years for the quarter ended March 31, 2004; (iv) expected dividends - $0 for the quarter ended March 31, 2004; and (v) volatility of 100% for the quarter ended March 31, 2004. The weighted average fair value of options granted during the quarter ended March 31, 2004 was $18.62.

     Stock based employee compensation for the quarter ended March 31, 2005 was approximately $327,000, of which $269,000 pertained to the amortization of restricted stock. The remaining $58,000 pertained to severance payments relating to the unvested portion of stock options.

     In March 2003, the Company initiated an option exchange program pursuant to which eligible employees (which excluded certain members of senior management) were offered an opportunity to exchange an aggregate of 357,885 outstanding stock options with exercise prices of $30.00 and above for either cash or shares of restricted stock, depending upon the number of options held by an eligible employee. Approximately 47,500 options, which were offered to, but did not participate in, the option exchange program, are subject to variable accounting. As such, the Company may record compensation expense if the market price of the Company’s common stock exceeds the exercise price of the non-tendered options before these options are terminated, exercised or forfeited. There was no such compensation expense in the periods ended March 31, 2005 or March 31, 2004. The non-tendered options have exercise prices ranging from $59.50 to $80.00 and a remaining life of 5.5 to 5.8 years.

3. Revenue Recognition and Associated Costs

     The paragraphs that follow describe the guidelines that the Company adheres to in accordance with GAAP when recognizing revenue and cost of goods and services in its financial

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

statements. In accordance with GAAP, service revenue and product revenue and their respective direct costs have been shown separately on the income statement.

     Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the three months ended March 31, 2005, and 2004, the Company’s three largest clients who each individually represented 10% or more of its service revenue, accounted for approximately 65.3% and 78.6%, respectively, of its service revenue.

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

     Reimbursable Out-of-Pocket Expenses

     Reimbursable out-of-pocket expenses include those relating to travel and out-of pocket expenses and other similar costs, for which the Company is reimbursed at cost from its clients. In accordance with the requirements of Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (EITF 01-14), reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as program expenses in the consolidated statements of operations. For the quarters ended March 31, 2005 and 2004 reimbursable out-of-pocket expenses were approximately $7.4 million and $4.3 million, respectively.

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

     Training Costs

     Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. For all contracts, training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. When the Company receives a specific contract payment from a client upon commencement of a product detailing program expressly to compensate the Company for recruiting, hiring and training services associated with staffing that program, such payment is deferred and recognized as revenue in the same period that the recruiting and hiring expenses are incurred and amortization of the deferred training is expensed. When the Company does not receive a specific contract payment for training, revenue is recognized as the services are performed and the right to receive payment for the services is assured.

     Product revenue and cost of goods sold

     Product revenue is recognized when products are shipped and title is transferred to the customer. There was no product revenue for the quarter ended March 31, 2005. For the quarter ended March 31, 2004 product revenue was $101,000 which consisted of the sale of the Xylos Corporation (Xylos) wound care products (see Note 5 hereto).

     Cost of goods sold includes all expenses for product distribution costs, acquisition and manufacturing costs of the product sold. There were no cost of goods sold for the quarter ended March 31, 2005. For the quarter ended March 31, 2004 cost of goods sold was $145,000, which consisted of the expenses associated with the sale of the Xylos wound care products.

4. Acquisition

     On August 31, 2004, the Company acquired substantially all of the assets of Pharmakon, LLC in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141). The Company made payments to the members of Pharmakon, LLC on August 31, 2004 of $27.4 million, of which $1.5 million was deposited into an escrow account, and assumed approximately $2.6 million in net liabilities. Approximately $1.1 million in direct costs of the acquisition were also capitalized. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC received approximately $1.4 million in additional payments on April 1, 2005 for the year ended December 31, 2004. The Company has determined that this consideration meets the requirements to be capitalized as additional investment, rather than expensed as compensation. This amount was recorded as a current liability as of December 31, 2004, with a corresponding amount recorded to goodwill. Additionally, the members of Pharmakon, LLC can still earn up to an additional $6.7 million in cash based upon achievement of certain annual profit targets through December 2006. In connection with this transaction, the Company recorded $12.7 million in goodwill and $18.9 million in other identifiable intangibles.

     Pharmakon is a healthcare communications company focused on the marketing of ethical pharmaceutical and biotechnology products. A primary reason for the acquisition of Pharmakon was the advancement of the Company’s goal to expand its presence in the growing and heavily

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

outsourced medical education market. Pharmakon’s emphasis is on the creation, design and implementation of interactive peer persuasion programs. The successful integration of Pharmakon and PDI may allow both businesses to leverage their account relationships and cross sell their services.

     The following unaudited pro forma consolidated results of operations for the quarter ended March 31, 2004 assume that the Company and Pharmakon had been combined as of the beginning of the period presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

Three Months Ended
March 31, 2004

(in thousands, except for per share data)
(unaudited)

Net sales – pro forma	$98,881

Net income – pro forma	$7,119

Pro forma diluted earnings per share	$0.48

5. Performance Based Contracts

Ceftin

     In October 2000, the Company entered into an agreement (the Ceftin Agreement) with GlaxoSmithKline (GSK) for the exclusive U.S. sales, marketing and distribution rights for Ceftin® Tablets and Ceftin® for Oral Suspension, two dosage forms of a cephalosporin antibiotic, which agreement was terminated in February 2002 by mutual agreement of the parties. The Ceftin Agreement had a five-year term but was cancelable by either party without cause on 120 days’ notice. From October 2000 through February 2002, the Company marketed Ceftin to physicians and sold the products primarily to wholesale drug distributors, retail chains and managed care providers.

     On August 21, 2001, the U.S. Court of Appeals overturned a preliminary injunction granted by the New Jersey District Court to GSK, which subsequently allowed for the entry of a generic competitor to Ceftin immediately upon approval by the FDA. The affected Ceftin patent had previously been scheduled to run through July 2003. The generic version of Ceftin was approved by the FDA in February 2002 and it began to be manufactured in March 2002.

     The Ceftin Agreement was terminated by the Company and GSK under a mutual termination agreement entered into in December 2001. GSK resumed exclusive rights to Ceftin after the effective date of the termination of the Ceftin Agreement, and the Company believes that GSK currently sells Ceftin under its own label code. Pursuant to the termination agreement, the Company agreed to perform marketing and distribution services through February 28, 2002. As is common in the pharmaceutical industry, customers who purchased the Company’s Ceftin product were permitted to return unused product, after approval from the Company, up to six months

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

before and one year after the expiration date for the product, but no later than December 31, 2004. The products sold by the Company prior to the Ceftin Agreement termination date of February 28, 2002 had expiration dates through June 2004. The Company also maintained responsibility for processing and payment of certain sales rebates through December 31, 2004.

     On March 31, 2004, the Company signed an agreement and waiver with a large wholesaler by which the Company agreed to pay that wholesaler $10.0 million, and purchase $2.5 million worth of services from that wholesaler by March 31, 2006, in exchange for that wholesaler waiving, to the fullest extent permitted by law, all rights with respect to any additional returns of Ceftin to the Company.

     The Company’s reserve of $1.7 million at March 31, 2005 consists almost entirely of services to be provided by the Company to a large wholesaler which the Company was able to negotiate in lieu of purchasing the $2.5 million worth of services as described above. The reserve has been calculated based on, with respect to wholesalers, reimbursing the wholesalers at the amount for which they purchased the product from the Company. The reserve as recorded by the Company is its best estimate based on its understanding of its obligations.

Lotensin

     In May 2001, the Company entered into a copromotion agreement with Novartis Pharmaceuticals Corporation (Novartis) for the U.S. sales, marketing and promotion rights for Lotensin®, and Lotensin HCT®. Another product, Lotrel®, was promoted by the same sales force under the same agreement, but was a fee for service arrangement. On May 20, 2002, this agreement was replaced by two separate agreements, one for Lotensin and one for Lotrel-Diovan through the addition of Diovan® and Diovan HCT®. Both of these agreements ended December 31, 2003; however, the Lotrel-Diovan agreement was renewed on December 24, 2003 for an additional one year period. In February 2004, the Company was notified by Novartis of its intent to terminate the Lotrel-Diovan agreement, without cause, effective March 16, 2004. The Company was compensated under the terms of the agreement through the effective termination date. Even though the Lotensin agreement ended December 31, 2003, the Company also received royalty payments on the sales of Lotensin through December 31, 2004.

Xylos

     In October 2002, the Company entered into an agreement with Xylos for the exclusive U.S. commercialization rights to the XCell line of wound care products. Pursuant to this agreement, the Company had certain minimum purchase requirements. The Company did have the right to terminate the agreement with 135 days’ notice to Xylos, beginning January 1, 2004. The Company began selling the Xylos products in January 2003; however, sales were significantly slower than anticipated and actual 2003 sales did not meet the Company’s forecasts. Based on these sales results, the Company concluded that sales of XCell were not sufficient enough to sustain the Company’s continued role as commercialization partner for the product and therefore, on January 2, 2004, the Company exercised its contractual right to terminate the agreement on 135 days’ notice to Xylos. The Company’s promotional activities in support of the brand concluded in January 2004, and the agreement was terminated effective May 16, 2004. The Company recorded a reserve for potential excess inventory during the third quarter of 2003 of $835,000 to reduce the value of the inventory to its estimated net realizable value. In 2002, the

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

Company had acquired $1.0 million of preferred stock of Xylos and in 2004, the Company loaned $500,000 to Xylos. As discussed below in Note 6, the Company determined its $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004 and both were written down to zero.

Cellegy

     On December 31, 2002, the Company entered into an exclusive licensing agreement (the Cellegy License Agreement) with Cellegy Pharmaceuticals, Inc. (Cellegy) for the exclusive North American rights for Fortigel™, a testosterone gel product in return for a $15.0 million initial licensing fee and the obligation to make an additional payment if the FDA approved Fortigel. In July 2003, Cellegy received a letter from the FDA rejecting its NDA for Fortigel.

     As discussed in Note 12, the Company filed a complaint against Cellegy in December 2003 that alleged, among other things, that Cellegy fraudulently induced the Company to enter into the Cellegy License Agreement, and sought return of the $15.0 million initial licensing fee, plus additional damages caused by Cellegy’s conduct. On April 12, 2005, the Company announced that it had settled the lawsuit against Cellegy, which terminated the Cellegy License Agreement. The Company has no further financial obligations to Cellegy and all Fortigel product rights have been returned to Cellegy.

6. Other Assets

     In October 2002, the Company acquired $1.0 million of preferred stock of Xylos. The Company recorded its investment in Xylos under the cost method and its ownership interest in Xylos is less than five percent. As discussed in Note 5, the Company served in 2003 as the exclusive distributor of the Xylos XCell product line, but on January 2, 2004, the Company terminated that arrangement effective May 16, 2004. In addition, the Company provided short term loans totaling $500,000 in the first half of 2004. As a result of continuing operating losses incurred by Xylos as well as negative developments regarding its inability to obtain appropriate financing, the Company concluded during the fourth quarter of 2004 that both the investment and the recoverability of the loan were impaired as of December 31, 2004. As a result, the $1.0 million investment was written down to zero in the fourth quarter of 2004 and the $500,000 loan was fully reserved during the fourth quarter as well.

     In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, each of which are due to be repaid on November 26, 2005. In connection with the convertible loan facility, the Company has the right to convert all, or, in multiples of $100,000, any part of the convertible note into common stock of TMX. In the first quarter of 2005, TMX provided services to PDI valued at $150,000. The receipt of these services was used as payment towards the loan and the balance of the loan receivable at March 31, 2005 is $850,000. Although TMX experienced losses in 2004 and the first quarter of 2005, the Company continues to believe that, based on current prospects and activities at TMX, its loans are not impaired and the amounts are recoverable as of March 31, 2005. However, if TMX continues to experience losses and is not able to generate sufficient cash flows through operations and financing, the Company may determine that it will be unable to recover its loans and would have to reserve them at that time.

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

7. Loans to Stockholders/Officers

     In November 1998, the Company agreed to lend $250,000 to an executive officer of which $100,000 was funded in November 1998, and the remaining $150,000 was funded in February 1999. This amount was recorded in other long-term assets. Such loan was payable on December 31, 2008 and bore interest at a rate of 5.5% per annum, payable quarterly in arrears. Payments of $100,000, $75,000 and $75,000, respectively, were made in February 2003, April 2004 and March 2005, and the loan has been fully repaid as of March 2005.

8. New Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, “Statement of Financial Accounting Standards No. 123 (revised 2004),” (SFAS 123R) which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R will be effective as of the beginning of the Company’s fiscal year beginning January 1, 2006 and the Company expects to adopt this standard using the modified prospective method. The adoption of SFAS 123R may have a material effect on our business, financial condition and results of operations, depending on the number of options granted in the future.

9. Historical and Pro Forma Basic and Diluted Net Income Per Share

     Historical and pro forma basic and diluted net income per share is calculated based on the requirements of SFAS No. 128, “Earnings Per Share.” A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the periods ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31,

	2005	2004

	(in thousands)
Basic weighted average number of common
shares outstanding	14,675	14,461
Dilutive effect of stock options and restricted stock	174	306

Diluted weighted average number of common shares
outstanding	14,849	14,767

     Outstanding options at March 31, 2005 to purchase 1,302,011 shares of common stock with exercise prices ranging from $5.21 to $93.75 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive as a result of the Company’s net loss. Outstanding options at March 31, 2004 to purchase 380,673 shares of common stock with exercise prices ranging from $27.00 to $93.75 were not included in the computation of historical and pro forma diluted net income per share because such options were out of the money.

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

10. Short-Term Investments

     At March 31, 2005, short-term investments were $13.0 million, including approximately $1.5 million of investments classified as available-for-sale securities. At March 31, 2004, short-term investments were $49.4 million, including approximately $1.5 million of investments classified as available-for-sale securities.

     Excluding investments classified as available-for-sale securities, short-term investments at March 31, 2005 consist of a laddered portfolio of investment grade debt instruments such as obligations of the U.S. Treasury and various U.S. Federal Government agencies, municipal bonds, and commercial paper. At March 31, 2005, the weighted average maturity date for these short-term investments was 5.1 months. Because the Company’s management has the intention and ability to hold these securities to maturity, the investments are accounted for as held-to-maturity debt securities under the guidance of SFAS 115, “Accounting for Certain Investments in Equity and Debt Securities,” and are stated at amortized cost, which approximates fair value.

     The unrealized after-tax gain/(loss) on the available-for-sale securities is included as a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

11. Other Comprehensive Income

     A reconciliation of net income as reported in the consolidated statements of operations to other comprehensive income, net of taxes is presented in the table below.

	Three Months Ended
	March 31,

	2005	2004

	(in thousands)
Net (loss) income	$(62)	$5,975
Other comprehensive income
Unrealized holding (loss)/gain on
available-for-sale securities arising during period	(51)	10
Reclassification adjustment for losses
included in net (loss) income	-	19

Other comprehensive (loss) income	$(113)	$6,004

12. Commitments and Contingencies

     Due to the nature of the business in which the Company is engaged, such as product detailing and in the past, the distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured)

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it was required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

Securities Litigation

     In January and February 2002, the Company, its chief executive officer and its chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey (the Court) alleging violations of the Securities Exchange Act of 1934 (the Exchange Act). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs’ counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint (Second Consolidated and Amended Complaint), which superseded their earlier complaints.

     The Second Consolidated and Amended Complaint names the Company, its chief executive officer and its chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased the Company’s common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Second Consolidated and Amended Complaint is that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as its marketing of Evista® in connection with the October 2001 distribution agreement with Eli Lilly and Company.

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

Bayer-Baycol Litigation

     The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol®, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer Corporation (Bayer) in the United States through early August 2001, at which time Bayer voluntarily withdrew Baycol from the United States market. Bayer retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings. In 2002 and 2003, Bayer reimbursed the Company for approximately $1.6 million in legal expenses, which was reflected as a credit within selling, general and administrative expense in those years. No amounts were recorded in 2004 as well as the first quarter of 2005.

Cellegy Pharmaceuticals Litigation

     On December 12, 2003, the Company filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleged fraud, misrepresentation and breach of contract related to the Cellegy License Agreement. Cellegy filed a complaint against the Company in the U.S. District Court for the Northern District of California on December 12, 2003 seeking a declaration that Cellegy did not fraudulently induce the Company to enter the Cellegy License Agreement and that Cellegy had not breached its obligations under the Cellegy License Agreement. The Company filed an answer to Cellegy’s complaint on June 18, 2004, in which it made substantially the same allegations and claims for relief as it did in its New York action, and therefore later dismissed its New York action. Trial was schedule to commence during the second quarter of 2005.

     On April 12, 2005, the Company announced that it had settled the lawsuit against Cellegy, which terminated the Cellegy License Agreement. The Company will have no further financial obligations to Cellegy and all Fortigel product rights will be returned to Cellegy. The settlement agreement provided that Cellegy pay the Company $2 million upon signing the settlement agreement. This payment was received on April 12, 2005.

     Cellegy also issued to the Company a secured promissory note for $3 million, payable in 18 months, with mandatory earlier payments of amounts owed under this note coming from 50% of funds received by Cellegy as royalties, licensing fees and milestone payments from agreements or arrangements related to Cellegy’s Tostrex and Rectogesic products in territories outside of North America, 50% of upfront license fees and/or milestones from Fortigel licenses in North American markets, and 10% of proceeds received by Cellegy in excess of $5 million from any financings by Cellegy, except stock or option transactions for the benefit of Cellegy management, key employees or directors. These payments will be made until the amount of the note is paid in full. Cellegy’s obligations under this note are secured by a first priority security interest in favor of the Company in Cellegy’s interests in the payments described above and any proceeds therefrom (and certain related collateral). Amounts owed under the note may be accelerated upon an event of default, which include (but are not limited to) certain kinds of bankruptcy filings by Cellegy or certain related actions or proceedings, an uncured material breach of Cellegy’s obligations under the note, the security interest no longer being a valid, perfected, first priority security interest, and a default in indebtedness of Cellegy with an aggregate principal amount in excess of $2 million that results in the maturity of such indebtedness being accelerated before its stated maturity. Interest accrues at a rate of 12% per annum during any period that Cellegy is in default of its obligations under the secured promissory note.

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

     Also as part of the settlement agreement, Cellegy issued to the Company a senior convertible note with a principal amount of $3.5 million, which is due April 11, 2008. Cellegy may redeem this note from the Company at any time for $3.5 million. If Cellegy gives the Company notice that it is going to redeem the note, the Company may convert the note into shares of Cellegy common stock at a price of $1.65 per share after 18 months from the date of settlement. As long as amounts are owed under the note, Cellegy has agreed not to incur or become responsible for any indebtedness that ranks contractually senior or equal in right of payment to amounts outstanding under the note. Events of default under the senior note are generally similar to events of default under the secured note. Interest accrues at a rate of 12% per annum during any period that Cellegy is in default of its obligations under the senior convertible note.

Letters of Credit

     As of March 31, 2005, the Company has $8.9 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.

13. Restructuring and Other Related Expenses

     During the third quarter of 2002, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies (the 2002 Restructuring Plan). This plan was primarily in response to the general decrease in demand within the Company’s markets for the sales and marketing services segment (defined in 2004 as a combination of the current sales services and marketing services segments), and the recognition that the infrastructure that supported these business units was larger than required. The Company originally estimated that the restructuring would result in annualized SG&A savings of approximately $14.0 million, based on the level of SG&A spending at the time it initiated the restructuring. However, these savings have been partially offset by incremental SG&A expenses the Company has incurred in subsequent periods as the Company has been successful in expanding its business platforms for its segments. Substantially all of the restructuring activities have been completed as of March 31, 2005, except for the remaining lease payments.

     In connection with the 2002 Restructuring Plan, the Company originally estimated that it would incur total restructuring expenses of approximately $5.4 million, other non-recurring expenses of approximately $0.1 million, and accelerated depreciation of approximately $0.8 million. Excluding $0.1 million, all of these expenses were recognized in 2002. The $0.1 million recognized in 2003 consisted of $0.4 million in additional expense incurred for severance and other exit costs partially offset by the receipt of $0.3 million for subletting the Cincinnati, Ohio facility.

     The primary items comprising the $5.4 million in restructuring expenses were $3.7 million in severance expense consisting of cash and non-cash termination payments to employees in connection with their involuntary termination, and $1.7 million in other restructuring exit costs relating to leased facilities and other contractual obligations.

     For the periods ending March 31, 2005 and 2004, there were no adjustments to the restructuring accrual. The accrual for restructuring and exit costs totaled approximately $79,000 at March 31, 2005, and is recorded in current liabilities on the consolidated balance sheet.

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

     A roll forward of the activity for the 2002 Restructuring Plan is as follows:

	Balance at			Balance at
	December 31,			March 31,
	2004	Adjustments	Payments	2005
		(in thousands)
Administrative
severance	$13	$-	$(3)	$10
Exit costs	148	-	(79)	69

Total	$161	$-	$(82)	$79

14. Segment Information

     During the fourth quarter of 2004, as a result of the Company’s acquisition of Pharmakon, the Company restructured certain management responsibilities and changed its internal financial reporting. As a result of these changes the Company determined that its reporting segments were required to be amended. Accordingly, the Company now reports under the following three segments:

  Sales services segment – includes the Company’s dedicated, Select Access (formerly shared sales) and medical teams. This segment uses teams to deliver services to a wide base of customers; they have similar long-term average gross margins, contract terms, types of clients and regulatory environments. One segment manager oversees the operations of all of these units and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker;

  Marketing services segment – includes the Company’s marketing research and medical education and communication services. This segment is project driven; the units comprising it have a large number of smaller contracts, share similar gross margins, have similar clients, and have low barriers to entry for competition. There are many discrete offerings within this segment, including: accredited continuing medical education (CME), content development for CME, promotional medical education, marketing research and communications. One segment manager oversees the operations of all of these units and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker; and

  PDI products group (PPG) – includes revenues that have been earned in the past through the Company’s licensing and copromotion of pharmaceutical and MD&D products. The only expected income and expense associated with this segment for 2005 will be related to the Cellegy litigation matter and subsequent settlement.

     The segments have not changed since the Company’s December 31, 2004 financial presentation. The segment information from prior periods has been reclassified to conform to the

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

current period’s presentation.

The accounting policies of the segments are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the sales services segment to the other operating segments since it is impracticable to do so.

	Three Months Ended
	March 31,

	2005	2004

	(in thousands)
Revenue
Sales services	$72,718	$84,990
Marketing services	9,306	5,162
PPG	-	2,496

Total	$82,024	$92,648

Income (loss) from operations, before corporate allocations
Sales services	$10,058	$17,450
Marketing services	586	23
PPG	(2,317)	509
Corporate charges	(9,102)	(8,173)

Total	$(775)	$9,809

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)
	Three Months Ended
	March 31,

	2005	2004

(continued)	(in thousands)

Corporate allocations
Sales services	$(8,617)	$(7,699)
Marketing services	(485)	(348)
PPG	-	(126)
Corporate charges	9,102	8,173

Total	$-	$-

Income (loss) from operations, less corporate
allocations
Sales services	$1,441	$9,751
Marketing services	101	(325)
PPG	(2,317)	383
Corporate charges	-	-

Total	$(775)	$9,809

Reconciliation of (loss) income from operations to (loss) income before provision for income taxes
Total (loss) income from operations for operating groups	$(775)	$9,809
Other income, net	669	318

(Loss) income before provision for income taxes	$(106)	$10,127

Capital expenditures
Sales services	$78	$2,588
Marketing services	1,643
PPG	-	-

Total	$1,721	$2,588

Depreciation expense
Sales services	$894	$1,216
Marketing services	117	124
PPG	-	19

Total	$1,011	$1,359

15. Goodwill and Intangible Assets

     Goodwill is evaluated for impairment on at least an annual basis. The Company has established reporting units for purposes of testing goodwill for impairment. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The Company performed the required annual impairment tests in the fourth quarter of 2004 and determined that no impairment existed at December 31, 2004. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company’s goodwill, which is not subject to amortization, totaled $23.8 million at March 31,

PDI, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS - continued
(unaudited)

2005 and December 31, 2004. Goodwill attributable to the acquisition of InServe Support Solutions (InServe) is $7.8 million. If the businesses related to the Inserve goodwill do not achieve forecasted revenue and profitability targets in the near term, some or all of this goodwill may become impaired.

     As a result of the acquisition of Pharmakon (discussed in Note 4), there was an additional $12.7 million added to the carrying amount of goodwill in 2004. An additional $29,000 was added to goodwill in the first quarter of 2005 representing additional transaction costs associated with the acquisition of Pharmakon. The Company has determined that no event has occurred since the acquisition date that would indicate impairment of the goodwill associated with the Pharmakon acquisition.

     The carrying amounts at March 31, 2005 by operating segment are shown below:

	Sales	Marketing
	services	services	PPG	Total
		(in thousands)
Balance as of December 31,
2004	$11,132	$12,659	$-	$23,791
Amortization	-	-	-	-
Goodwill additions	-	29	-	29

Balance as of March 31, 2005	$11,132	$12,688	$-	$23,820

     All identifiable intangible assets recorded as of March 31, 2005 are being amortized on a straight-line basis over the lives of the intangibles which range from 5 to 15 years. The weighted average amortization period for all of the identifiable intangible assets is approximately 13.5 years.

	As of March 31, 2005			As of December 31, 2004

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

			(in thousands)
Covenant not to compete	$1,826	$1,218	$608	$1,826	$1,126	$700
Customer relationships	17,508	1,495	16,013	17,508	1,163	16,345
Corporate tradename	2,672	219	2,453	2,672	169	2,503

Total	$22,006	$2,932	$19,074	$22,006	$2,458	$19,548

     Amortization expense for the quarters ended March 31, 2005 and 2004 was $474,000 and $153,000, respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)
2005	$1,895
2006	1,703
2007	1,281
2008	1,281
2009	1,272

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Various statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions, the impact of any stock repurchase programs and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. This report also includes payments that Cellegy is obligated to make in the future. There is no assurance that these payments will be made and that Cellegy will remain financially viable and able to make the required payments. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth in “Risk Factors” under Part I, item 1, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC, and (iii) set forth in the Company’s periodic reports on Forms 10-Q and 8-K as filed with the SEC since January 1, 2005. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

     We have assembled our commercial capabilities through organic growth, acquisitions and internal expansion. These capabilities can be applied on a stand-alone or integrated basis. This flexibility enables us to provide a wide range of marketing and promotional options that can benefit many different products throughout the various stages of their lifecycles.

     It is important for us to form strong relationships with companies within the biopharmaceutical and MD&D industries. Our focus is to achieve operational excellence that delivers the desired product sales results.

     We are among the leaders in outsourced sales and marketing services in the U.S. We have designed and implemented programs for many of the major pharmaceutical companies serving the U.S. market. Our clients include AstraZeneca, GSK, Pfizer and Sanofi-Aventis, as well as many small and specialty pharmaceutical companies. Our relationships are built on consistent performance and program results.

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

Reporting Segments and Operating Groups

     During the fourth quarter of 2004, as a result of our acquisition of Pharmakon we restructured certain management responsibilities and changed our internal financial reporting. As a result of these changes we determined that our reporting segments were required to be amended. Accordingly, we now report under the following three segments: Sales Services, Marketing Services and PDI Products Group (PPG).

     Sales Services

     This segment includes dedicated teams, Select Access teams and medical teams. This segment, which focuses on product detailing and clinical education, represented 88.7% of consolidated revenue for the quarter ended March 31, 2005.

     Product detailing involves a representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted. Contract sales teams can be deployed on either a dedicated or shared basis.

     Our medical teams (formerly MD&D Contract Sales & MD&D Clinical teams) group provides an array of sales and marketing services to the MD&D industry.

     Marketing Services

     This segment, which includes PDI Education and Communications (PDI Edcomm), Pharmakon, and TVG Marketing Research and Consulting, represented 11.3% of consolidated revenue for the quarter ended March 31, 2005.

     PDI Products Group (PPG)

     The goal of the PPG segment has been to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the quarter ended March 31, 2005.

     Notwithstanding the fact that we have shifted our strategy to deemphasize the PPG segment and focus on our service businesses, we may continue to review opportunities which may include copromotion, distribution arrangements, as well as licensing and brand ownership of products. We do not anticipate any revenue for 2005 from the PPG segment at this time.

Description of Businesses

o Dedicated Teams

     A dedicated contract sales team works exclusively on behalf of one client and often carries the business cards of the client. The sales team is customized to meet the specifications of our client with respect to representative profile, physician targeting, product training, incentive compensation plans, integration with clients’ in-house sales forces, call reporting platform and data integration. Without adding permanent personnel, the client gets a high quality, industry-standard sales team comparable to its internal sales force.

o Select Access (formerly Shared Sales Teams)

     Our Select Access teams sell multiple brands from different pharmaceutical companies. Using these teams, we make a face-to-face selling resource available to those clients that want an alternative to a dedicated team. Select Access is a leading provider of these detailing programs in the U.S. Since costs are shared among various companies, these programs may be less expensive for the client than programs involving a dedicated sales force. With a Select Access team, the client still gets targeted coverage of its physician audience within the representatives’ geographic territories.

o Medical Teams

     Our medical teams group provides an array of sales and marketing services to the MD&D industry. It provides dedicated sales teams to the MD&D industry as well as clinical after sales support teams. Our clinical after sales support teams employ nurses, medical technologists and other clinicians who train and provide hands-on clinical education and after sales support to the medical staff of hospitals and clinics that recently purchased our clients’ equipment. Our activities maximize product utilization and customer satisfaction for the medical practitioners, while simultaneously enabling our clients’ sales forces to continue their selling activities instead of in-servicing the equipment.

o PDI Edcomm

     PDI Edcomm provides medical education and promotional communications to the biopharmaceutical and MD&D industries. Using an expert-driven, customized approach, we provide our clients with integrated advocacy development, CME promotions, publication services and interactive sales initiatives to generate incremental value for products.

     We create custom designed programs focusing on optimizing the informed use of our clients’ products. Our services are executed through a customized, integrated plan that can be leveraged across the product’s entire life cycle. We can meet a wide range of objectives, including advocacy during pre-launch, communicating disease state awareness, supporting a product launch, helping an under-performing brand, fending off new competition and expanding market leadership.

o Pharmakon

     Pharmakon’s emphasis is on the creation, design and implementation of interactive peer persuasion programs. Pharmakon’s peer programs can be designed as promotional, CME or marketing research/advisory programs. We acquired Pharmakon in August 2004.

     Each marketing program can be offered through a number of different venues, including: teleconferences, dinner meetings, “lunch and learns” and web casts. Within each of our programs, we offer a number of services including strategic design, tactical execution, technology support, moderator services and thought leader management.

o TVG Marketing Research and Consulting

     TVG Marketing Research and Consulting (MR&C) employs leading edge, in some instances proprietary, research methodologies. We provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services, including studies to identify the most impactful business strategy, profile, positioning, message, execution, implementation and post implementation for a product. Our marketing research model improves the knowledge clients obtain about how physicians and other healthcare professionals will likely react to products.

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

     Our product detailing contracts generally are for terms of one to two years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason on 30 to 90 days’ notice. These contracts sometimes provide for termination payments in the event they are terminated by the client without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition and results of operations. Contracts may also be terminated for cause if we fail to meet stated performance benchmarks.

     Our MR&C, PDI Edcomm and Pharmakon contracts generally are for projects lasting from three to six months. The contracts are generally terminable by the client and provide for termination payments in the event they are terminated without cause. Termination payments generally include payment of all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of the projects, it is unlikely the loss or termination of any individual MR&C, Edcomm, or Pharmakon contract would have a material adverse effect on our business, financial condition and results of operations.

     The contracts within the products group can be either performance based or fee for service and may require sales, marketing and distribution of product. In performance-based contracts, we typically provide and finance a portion, if not all, of the commercial activities in support of a brand in return for a percentage of product sales. An important performance parameter is normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases, for periods after our promotional activities have ended. See Note 5 for examples of these contracts.

Consolidated Results of Operations

     The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

	Three Months Ended
	March 31,

	2005	2004

Revenue
Service	100.0%	99.9%
Product, net	0.0	0.1

Total revenue	100.0%	100.0%

Cost of goods and services
Program expenses	78.0	71.2
Cost of goods sold	0.0	0.2

Total cost of goods and services	78.0	71.4

Gross profit	22.0	28.6
Compensation expense	11.0	11.0
Other selling, general and administrative expenses	12.0	7.0

Total operating expenses	23.0	18.0

Operating (loss) income	(1.0)	10.6
Other income, net	0.8	0.3

(Loss) income before (benefit) provision for income taxes	(0.2)	10.9
(Benefit) provision for income taxes	(0.1)	4.5

Net (loss) income	(0.1)%	6.4%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Revenue. Revenue for the quarter ended March 31, 2005 was $82.0 million, 11.5% less than revenue of $92.6 million for the quarter ended March 31, 2004. Revenue from the sales services segment for the quarter ended March 31, 2005 was $72.7 million, 14.4% less than revenue of $85.0 million from that segment for the comparable prior year period. This decrease is mainly attributable to the reduction of the AstraZeneca sales force for 2005. Revenue for the marketing services segment was $9.3 million in the quarter ended March 31, 2005, 80.3% more than the $5.2 million in the comparable prior year period. This increase can be attributable to the revenue generated by Pharmakon in the quarter (there was no contribution by Pharmakon in the first quarter of 2004 since we acquired Pharmakon in August 2004). Excluding Pharmakon, revenue for the marketing services segment was $4.0 million in the quarter ended March 31, 2005, a decrease of 21.9% from the comparable prior year period. This decrease can be attributed to fewer projects in the first quarter of 2005 versus the comparable prior year period. The PPG segment did not have any revenue in the first quarter of 2005 and we do not anticipate any revenue for this segment during the remainder of 2005. Revenue for the PPG segment for the quarter ended March 31, 2004 was $2.5 million; of this, $2.3 million was due to Lotensin royalties and the remaining amount consisted primarily of approximately $101,000 in product revenue related to the sale of the Xylos product.

     Cost of goods and services. Cost of goods and services for the quarter ended March 31, 2005 was $64.0 million, 3.3% less than cost of goods and services of $66.1 million for the quarter ended March 31, 2004. As a percentage of total net revenue, cost of goods and services increased to 78.0% for the quarter ended March 31, 2005 from 71.4% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the sales services segment for the quarter ended March 31, 2005 were $58.5 million, 7.0% less than program expenses of $62.8 million for the prior year period. As a percentage of sales services segment revenue, program expenses for the quarters ended March 31, 2005 and 2004 were 80.4% and 73.9%, respectively, a reduction of gross profit margin of 6.5% . Performance incentives received in the first quarter of 2005, were approximately $3.0 million less than the comparable prior year period, and accounted for approximately 42% of the 6.5% gross margin reduction. Other factors impacting the gross margin in the first quarter of 2005 include pass through revenue, which was larger both in terms of dollars and as a percentage of total revenue. In addition, we have experienced a decrease in margins for some of our 2005 contract renewals. Cost of goods and services associated with the marketing services segment were $5.5 million, a $2.5 million increase over the comparable prior year period. This increase can be attributable to the acquisition of Pharmakon in August of 2004. Excluding Pharmakon, the cost of goods and services decreased in this segment by approximately 12.8% . This decrease can be attributed to fewer projects in the first quarter of 2005 versus the comparable prior year period. The overall margin decrease can be primarily attributed to the increased amount of passthrough revenue associated with the TVG unit in the first quarter of 2005. Cost of goods and services associated with the PPG segment were zero and approximately $269,000 for the quarters ended March 31, 2005 and 2004, respectively.

     Compensation expense. Compensation expense for the quarter ended March 31, 2005 was $9.0 million, 11.9% less than $10.2 million for the comparable prior year period. This decrease was primarily due to reduced amounts of incentive compensation being accrued for the first quarter of 2005. As a percentage of total net revenue, compensation expense remained the same at approximately 11.0% for the quarters ended March 31, 2005 and 2004. Compensation expense for the quarter ended March 31, 2005 attributable to the sales services segment was $6.5 million compared to $7.3 million for the quarter ended March 31, 2004; as a percentage of revenue it increased to 9.0% from 8.6% in the comparable prior year period. Compensation expense was higher as a percentage of revenue in the first quarter of 2005 due to lower revenues in the quarter when compared to the comparable prior year period. Compensation expense for the quarter ended March 31, 2005 attributable to the marketing services segment was $2.5 million, or 37.2% more than the comparable prior year period. This increase can be attributed to additional compensation expense associated with our Pharmakon business unit. As a percentage of revenue, compensation expense decreased to 26.4% from 34.7% in the comparable prior year period, mostly attributable to the reduction in incentive compensation accrual. Compensation expense associated with the PPG segment was zero for the quarter ended March 31, 2005 as compared to $1.1 million for the quarter ended March 31, 2004. In the first quarter of 2004, the compensation expense attributed to PPG related mainly to severance associated with management’s decision to de-emphasize that segment in 2004.

     Other selling, general and administrative expenses. Total other selling, general and administrative expenses were $9.8 million for the quarter ended March 31, 2005, 51.2% more than other selling, general and administrative expenses of $6.5 million for the quarter ended March 31, 2004. This increase is primarily attributable to approximately $2.3 million in legal fees and other related costs associated with the Cellegy litigation matter. On April 12, 2005 the Company settled its lawsuit against Cellegy (See Note 12 for further details). As a percentage of total net revenue, total other selling, general and administrative expenses increased to 12.0% for the quarter ended March 31, 2005 from 7.0% for the quarter ended March 31, 2004. Other selling, general and administrative expenses attributable to the sales services segment for the quarter ended March 31, 2005 was $6.3 million which was 8.6% of revenue, compared to other selling, general and administrative expenses of $5.1 million, or 6.0% of revenue. This increase is primarily due to an increase in overhead costs such as facilities costs and professional services. Other selling, general and administrative expenses attributable to the marketing services segment for the quarter ended March 31, 2005 were approximately $1.2 million compared to $674,000 for the comparable prior year period; this increase can be attributed to additional expense associated with our Pharmakon business unit, as well as the amortization costs associated with the acquisition. Other selling, general and administrative expenses associated with the PPG segment of $2.3 million consisted entirely of legal fees and other related costs associated with the Cellegy litigation matter. For the quarter ended March 31, 2004 the total other selling, general and administrative expenses associated with the PPG segment were approximately $754,000.

     Operating (loss) income. The operating loss for the quarter ended March 31, 2005 was approximately $775,000 compared to operating income of $9.8 million for the quarter ended March 31, 2004. Operating income for the quarter ended March 31, 2005 for the sales services segment was $1.4 million, or 85.2% less than the operating income of $9.8 million for that segment in the comparable prior year period. This decrease can be attributed to several factors, including the reduction in the AstraZeneca sales force and lower bonus payments earned from clients in the first quarter of 2005 versus the comparable prior year period. As a percentage of revenue, operating income from the sales services segment decreased to 2.0% for the quarter ended March 31, 2005, from 11.5% for the comparable prior year period. Operating income for the marketing services segment was $101,000 for the quarter ended March 31, 2005 compared to an operating loss of $325,000 in that segment for the comparable prior year period. As a percentage of revenue, operating income for the marketing services segment was 1.1% for the quarter ended March 31, 2005. The PPG segment had an operating loss of $2.3 million for the quarter ended March 31, 2005 compared to operating income of $383,000 for the comparable prior year period. The operating loss is attributable to the approximately $2.3 million in legal fees and other related costs associated with the Cellegy litigation matter.

     Other income, net. Other income, net, for the quarters ended March 31, 2005 and 2004 was $669,000 and $318,000, respectively, and was comprised primarily of interest income. The increase is mainly attributable to higher interest rates.

     Provision for income taxes. The federal and state corporate income tax benefit was $44,000 for the quarter ended March 31, 2005, compared to income tax expense of $4.2 million for the quarter ended March 31, 2004. The effective tax rate for the quarter ended March 31, 2005 was 42.0%, compared to an effective tax rate of 41.0 % for the quarter ended March 31, 2004. The 2005 quarterly effective tax rate is higher due to higher state taxes and lower pretax book income.

     Net (loss) income. The net loss for the quarter ended March 31, 2005 was approximately $62,000, compared to net income of approximately $6.0 million for the quarter ended March 31, 2004. This decrease is due to the factors discussed above.

Liquidity and Capital Resources

     As of March 31, 2005, we had cash and cash equivalents and short-term investments of approximately $95.3 million and working capital of $101.6 million, compared to cash and cash equivalents and short-term investments of approximately $109.5 million and working capital of approximately $96.2 million at December 31, 2004.

     For the quarter ended March 31, 2005, net cash used in operating activities was $12.8 million, compared to $6.3 million net cash provided by operating activities for the quarter ended March 31, 2004. The main components of cash used in operating activities during the three months ended March 31, 2005 were:

  decrease in accrued liabilities of $7.8 million;

  an increase in unbilled costs and accrued profits of $4.8 million;

  a decrease in accrued rebates of $2.7 million; and

  partially offset by depreciation and other non-cash expense of $1.9 million which included:
    depreciation expense of $1.0 million;

    non – cash stock compensation expense of $269,000;

    amortization of intangible assets of approximately $474,000; and

    loss on disposal of assets of approximately $91,000.

     The net changes in the “Other changes in assets and liabilities” section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period. There was a net cash decrease in “other changes in assets and liabilities” of $14.9 million for the quarter ended March 31, 2005.

     As of March 31, 2005, we had $8.2 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of March 31, 2005, we had $8.3 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

     For the quarter ended March 31, 2005, net cash provided by investing activities was $13.7 million. The main components consisted of the following:

  Approximately $15.5 million received from the sale of a laddered portfolio of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government agencies, municipal bonds, and commercial paper. We are focused on preserving capital, maintaining liquidity, and maximizing returns in accordance with our investment criteria.

  Capital expenditures of approximately $1.7 million primarily associated with moving TVG’s offices to a new location. Capital expenditures for the three months ended March 31, 2004 were $2.6 million. For both periods, all capital expenditures were funded out of available cash.

  Cash disbursed for the Pharmakon acquisition for the quarter ended March 31, 2005, was approximately $29,000.

     On August 31, 2004, we acquired substantially all of the assets of Pharmakon, LLC in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions SFAS No. 141. We made payments to the members of Pharmakon, LLC on August 31, 2004 of $27.4 million, of which $1.5 million was deposited into an escrow account, and assumed approximately $2.6 million in net liabilities. As of March 31, 2005 we still hold $1.0 million in the escrow account which is recorded in other assets on our balance sheet and will be paid out during 2005, subject to certain working capital adjustments. Approximately $1.1 million in direct costs of the acquisition were also capitalized. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC received approximately $1.4 million in additional payments on April 1, 2005 for the year ended December 31, 2004. Additionally, the members of Pharmakon, LLC can still earn up to an additional $6.7 million in cash based upon achievement of certain annual profit targets through December 2006. In connection with this transaction, we have recorded $12.7 million in goodwill and $18.9 million in other identifiable intangibles.

     For the quarter ended March 31, 2005, net cash provided by financing activities was approximately $388,000 which was due to the net proceeds received from the exercise of stock options.

     On April 27, 2005, the Board authorized us to repurchase up to 1 million shares of our common stock. We intend to repurchase shares on the open market or in privately negotiated transactions or both. Some or all of the repurchases will be made pursuant to a Company 10(b)5-1 Plan. All purchases will be made from our available cash.

     Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the quarter ended March 31, 2005, we had three major clients that accounted for approximately 31.0%, 20.4% and 13.9%, respectively, or a total of 65.3% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations. For example, in December 2004, we announced a reduction in the aggregate number of representatives that we deployed for AstraZeneca. This reduction is expected to decrease revenue generated from AstraZeneca in 2005 by approximately $60.0 million versus revenues generated in 2004.

     We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2005 was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

Securities Litigation

     In January and February 2002, we, our chief executive officer and our chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Exchange Act. These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel. On or about December 13, 2002, Lead Plaintiffs filed the Second Consolidated and Amended Complaint, which superseded their earlier complaints.

     The Second Consolidated and Amended Complaint names us, our chief executive officer and our chief financial officer as defendants; purports to state claims against us on behalf of all persons who purchased our common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Second Consolidated and Amended Complaint is that we intentionally or recklessly made false or misleading public statements and omissions concerning our financial condition and prospects with respect to our marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, our marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as our marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly and Company.

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

Bayer-Baycol Litigation

     We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred to date in defending these proceedings. In 2002 and 2003, Bayer reimbursed us for approximately $1.6 million in legal expenses.

Cellegy Pharmaceuticals Litigation

     On December 12, 2003, we filed a complaint against Cellegy in the U.S. District Court for the Southern District of New York. The complaint alleges that Cellegy fraudulently induced us to enter into the Cellegy License Agreement. The complaint also alleges claims for misrepresentation and breach of contract related to the Cellegy License Agreement. In the complaint, we seek, among other things, rescission of the Cellegy License Agreement and return of the $15.0 million we paid Cellegy. After we filed this lawsuit, also on December 12, 2003, Cellegy filed a complaint against us in the U.S. District Court for the Northern District of California. Cellegy’s complaint seeks a declaration that Cellegy did not fraudulently induce us to enter the Cellegy License Agreement and that Cellegy has not breached its obligations under the Cellegy License Agreement. We filed an answer to Cellegy’s complaint on June 18, 2004, in which we make the same allegations and claims for relief as we do in our New York action, and we also allege Cellegy violated California unfair competition law. By order dated April 23, 2004 our lawsuit was transferred to the Northern District of California where it may be consolidated with Cellegy’s action.

     On April 12, 2005, we announced that we had settled the lawsuit against Cellegy, which terminated the Cellegy License Agreement. We will have no further financial obligations to Cellegy and all Fortigel product rights will be returned to Cellegy. The settlement agreement provided that Cellegy pay us $2 million upon signing the settlement agreement. This payment was received on April 12, 2005.

     Cellegy also issued to us a secured promissory note for $3 million, payable in 18 months, with mandatory earlier payments of amounts owed under this note coming from 50% of funds received by Cellegy as royalties, licensing fees and milestone payments from agreements or arrangements related to Cellegy’s Tostrex and Rectogesic products in territories outside of North America, 50% of upfront license fees and/or milestones from Fortigel licenses in North American markets, and 10% of proceeds received by Cellegy in excess of $5 million from any financings by Cellegy, except stock or option transactions for the benefit of Cellegy management, key employees or directors. These payments will be made until the amount of the note is paid in full. Cellegy’s obligations under this note are secured by a first priority security interest in favor of us in Cellegy’s interests in the payments described above and any proceeds therefrom (and certain related collateral). Amounts owed under the note may be accelerated upon an event of default, which include (but are not limited to) certain kinds of bankruptcy filings by Cellegy or certain related actions or proceedings, an uncured material breach of Cellegy’s obligations under the note, the security interest no longer being a valid, perfected, first priority security interest, and a default in indebtedness of Cellegy with an aggregate principal amount in excess of $2 million that results in the maturity of such indebtedness being accelerated before its stated maturity. Interest accrues at a rate of 12% per annum during any period that Cellegy is in default of its obligations under the secured promissory note.

     Also as part of the settlement agreement, Cellegy issued to us a senior convertible note with a principal amount of $3.5 million, which is due April 11, 2008. Cellegy may redeem this note from us at any time for $3.5 million. If Cellegy gives us notice that it is going to redeem the note, we may convert the note into shares of Cellegy common stock at a price of $1.65 per share after 18 months from the date of settlement. As long as amounts are owed under the note, Cellegy has agreed not to incur or become responsible for any indebtedness that ranks contractually senior or equal in right of payment to amounts outstanding under the note. Events of default under the senior note are generally similar to events of default under the secured note. Interest accrues at a rate of 12% per annum during any period that Cellegy is in default of its obligations under the senior convertible note.

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

Item 6 – Exhibits

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

May 10, 2005		PDI, INC.
(Registrant)

	By:	/s/ Charles T. Saldarini

Charles T. Saldarini
Vice Chairman and Chief Executive Officer

	By:	/s/ Bernard C. Boyle

Bernard C. Boyle
Chief Financial and Accounting
Officer