Form 10-Q
period 2005-06-30
PDI INC
filed 2005-08-09
CIK 1054102

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file Number: 0-24249

PDI, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2919486
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

Saddle River Executive Centre
1 Route 17 South
Saddle River, New Jersey 07458
(Address of principal executive offices and zip code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares Outstanding
Class	August 3, 2005

Common stock, $0.01 par value	13,990,373

PDI, INC.
Form 10-Q for Period Ended June 30, 2005
TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	at June 30, 2005 (unaudited) and December 31, 2004	3

	Consolidated Statements of Operations
	for the three- and six month periods ended June 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows
	for the six-month periods ended June 30, 2005 and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not Applicable

Item 4.	Controls and Procedures	27

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	28

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits	29

Signatures		30

Part I – FINANCIAL INFORMATION

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2005	2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,734	$81,000
Short-term investments	10,695	28,498
Accounts receivable, net of allowance for doubtful accounts of $113
and $74 at June 30, 2005 and December 31, 2004, respectively	26,708	26,662
Unbilled costs and accrued profits on contracts in progress	5,407	3,393
Deferred training and other program costs	975	740
Other current assets	11,338	11,818
Deferred tax asset	4,651	3,325

Total current assets	156,508	155,436

Net property and equipment	16,217	17,170
Deferred tax asset	1,113	5,832
Goodwill	23,744	23,791
Other intangible assets	18,600	19,548
Other long-term assets	2,816	2,928

Total assets	$218,998	$224,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,213	$7,217
Accrued returns	1,187	4,316
Accrued incentives	10,338	16,282
Accrued salaries and wages	9,918	8,414
Unearned contract revenue	12,795	6,924
Income taxes and other accrued expenses	15,924	16,127

Total current liabilities	54,375	59,280

Commitments and Contingencies (note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value, 100,000,000 shares authorized: 14,920,035 and 14,820,499 shares issued at June 30, 2005 and December 31, 2004, respectively; 14,334,805 and 14,815,499 shares outstanding at
June 30, 2005 and December 31, 2004, respectively	149	148
Additional paid-in capital	117,935	116,737
Retained earnings	55,089	50,637
Accumulated other comprehensive income	124	76
Unamortized compensation costs	(1,520)	(2,063)
Treasury stock, at cost: 585,230 and 5,000 shares at
June 30, 2005 and December 31, 2004, respectively	(7,154)	(110)

Total stockholders’ equity	164,623	165,425

Total liabilities & stockholders’ equity	$218,998	$224,705

The accompanying notes are an integral part of these financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Service, net	$79,615	$92,519	$161,639	$185,066
Product, net	-	(1,131)	-	(1,030)

Total revenue, net	79,615	91,388	161,639	184,036

Cost of goods and services:
Program expenses (including related party
amounts of $0 for the three months ended
June 30, 2005 and 2004, respectively; $0 and
$180 for the six months ended June 30, 2005
and 2004, respectively)	64,328	69,483	128,308	135,471
Cost of goods sold	-	89	-	233

Total cost of goods and services	64,328	69,572	128,308	135,704

Gross profit	15,287	21,816	33,331	48,332

Compensation expense	6,533	7,924	15,537	18,140
Other selling, general and administrative expenses	5,917	5,657	15,732	12,148
Asset impairment	2,833	-	2,833	-

Total operating expenses	15,283	13,581	34,102	30,288

Operating income (loss)	4	8,235	(771)	18,044
Other income, net.	5,125	313	5,794	631

Income before provision for taxes	5,129	8,548	5,023	18,675
Provision for income taxes	616	3,505	571	7,657

Net income	$4,513	$5,043	$4,452	$11,018

Net Income per share of common stock:
Basic	$0.31	$0.35	$0.30	$0.76
Assuming dilution	$0.31	$0.34	$0.30	$0.74

Weighted average number of common shares and
common share equivalents outstanding:
Basic	14,605	14,533	14,640	14,497
Assuming dilution	14,695	14,918	14,761	14,843

The accompanying notes are an integral part of these financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004

	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$4,452	$11,018
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,860	2,911
Provision for bad debt and credit losses	739	39
Asset impairment	2,833	-
Loss on disposal of assets	308	-
Provision for deferred taxes	3,393	4,220
Stock compensation costs	584	844
Other changes in assets and liabilities:
(Increase) decrease in accounts receivable	(35)	9,998
Decrease in inventory	-	43
(Increase) in unbilled costs	(2,014)	(949)
(Increase) in deferred training	(235)	(1,394)
(Increase) in other current assets	(270)	(2,985)
Decrease in other long-term assets	112	71
(Decrease) in accounts payable	(2,890)	(3,527)
(Decrease) in accrued returns	(3,129)	(11,429)
(Decrease) in accrued liabilities	(4,524)	(6,264)
Increase in unearned contract revenue	5,871	11,793
(Decrease) in income taxes and other accrued expenses	(1,027)	(1,776)

Net cash provided by operating activities	7,028	12,613

Cash Flows From Investing Activities
Sales (purchases) of short-term investments	17,851	(43,711)
Cash paid for acquisition, including acquisition costs	(67)	-
Purchase of property and equipment	(4,102)	(5,002)

Net cash provided by (used in) investing activities	13,682	(48,713)

Cash Flows From Financing Activities
Net proceeds from employee stock purchase plan
and the exercise of stock options	1,241	3,064
Cash paid for repurchase of shares	(6,217)	-

Net cash (used in) provided by financing activities	(4,976)	3,064

Net increase (decrease) in cash and cash equivalents	15,734	(33,036)
Cash and cash equivalents at beginning of period	81,000	113,288

Cash and cash equivalents at end of period	$96,734	$80,252

The accompanying notes are an integral part of these financial statements

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1. BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (the SEC). The unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the judgment of management, are necessary for a fair presentation of such financial statements. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revision in the Classification of Certain Securities

In connection with the preparation of its consolidated financial statements, the Company concluded that it was appropriate to classify certain securities maturing within three months of the balance sheet date as short-term investments. Previously, such securities have been classified as cash and cash equivalents. Accordingly, the Company has revised the classification of these securities totaling $15.4 million, to short-term investments on its consolidated balance sheet as of December 31, 2004. There were no such securities classified as cash and cash equivalents as of December 31, 2003. The Company has also made corresponding adjustments to its consolidated statement of cash flows for the six months ended June 30, 2004 to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. For the six months ended June 30, 2004, net cash used in investing activities related to these securities was $11.3 million. This change in classification does not affect cash flows from operations or from financing activities in previously reported consolidated statements of cash flows or net income in previously reported consolidated statements of operations for any period.

Stock-Based Compensation

The Company accounts for employee stock options and share awards under the intrinsic value method prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" as interpreted. Accordingly, compensation cost for stock options and share awards is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company recognizes compensation cost arising from issuance of share awards over the service period of the stock award. The Company has recognized no compensation expense related to the granting of employee and non-employee members of the board of directors stock options for any period shown as the Company generally grants stock options with the exercise price equal to the market value of the common stock on the date of grant.

The Company has a number of stock-based employee compensation plans, which are described more fully in Note 20 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. On February 9, 2005, with the approval of the Company’s Board of Directors, the Company accelerated the vesting of all outstanding unvested options for which the exercise price was greater than the fair market value of the Company’s common shares on that date. Included in the pro forma statement below is approximately $7.6 million of compensation expense related to the acceleration of the unvested underwater options. The total number of shares accelerated was 473,334 and they all pertained to grants that were issued during 2004. The weighted average exercise price of the accelerated options was $25.27 with exercise prices ranging from $24.61 to $31.62.

On March 29, 2005, the Compensation and Management Development Committee of the Board of Directors approved the 2005 PDI, Inc. Long Term Incentive Plan (the LTI Plan), which is described more fully in Note 2 in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2005. As of June 30, 2005 there were 142,699 stock-settled appreciation rights (SARs) outstanding under the LTI Plan. There was no compensation expense recorded for the six months ended June 30, 2005 with respect to the SARs. The SARs have a five year life. As of June 30, 2005, there were 50,186 performance contingent share awards outstanding under the LTI Plan. Although the measurement date for the performance contingent shares is not reached until the

PDI, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

performance targets are met, the Company recognizes compensation expense over the performance period based on the probability that the performance target will be met. The performance period is three years.

During the three and six month periods ended June 30, 2005, a total of 52,500 stock options were granted to the non-employee members of the Board of Directors. At June 30, 2005, options for an aggregate of 1,293,400 shares were outstanding under the Company’s stock option plans and options to purchase 562,237 shares of common stock had been exercised since the Company’s inception. Stock based employee compensation for the three and six month periods ended June 30, 2005 was approximately $315,000 and $642,000, respectively.

Had compensation cost for the stock options issued and share awards granted been determined based on the fair value at the grant date, and recognized over the service period which is usually the vesting period, consistent with provisions of SFAS No. 123, "Accounting for Stock Issued to Employees," the Company's net income and earnings per share would have been changed to the pro forma amounts indicated below:

	2005	2004	2005	2004

Net income, as reported	$4,513	$5,043	$4,452	$11,018
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	194	114	396	498
Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of related tax effects	(394)	(936)	(5,538)	(2,068)

Net income (loss) - pro forma	$4,313	$4,221	$(690)	$9,448

Net income (loss) per share
Basic--as reported	$0.31	$0.35	$0.30	$0.76
Basic--pro forma	$0.30	$0.29	$(0.05)	$0.65

Diluted--as reported	$0.31	$0.34	$0.30	$0.74
Diluted--pro forma	$0.29	$0.28	$(0.05)	$0.64

The weighted average fair value of options granted during the three- and six-month periods ended June 30, 2005 was $10.41. The weighted average fair values of options granted during the three- and six-month periods ended June 30, 2004 were $21.45 and $19.23, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004

Risk-free interest rate	3.72%	3.81%
Expected life	5 years	5 years
Expected dividends	$0	$0
Expected volatity	100%	100%

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, incentives earned or penalties incurred on contracts, accrued incentive payable to employees, receivable valuations, impairment of goodwill, valuation allowances related to deferred income taxes, restructuring costs, insurance loss accruals fair value of assets, sales returns, and litigation accruals. Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews these matters and reflects changes in estimates as appropriate. Actual results could differ from those estimates.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Revenue Recognition and Associated Costs

Service revenue and product revenue and their respective direct costs are shown separately on the income statement.

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

Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the three and six months ended June 30, 2005 the Company’s three largest clients who each individually represented 10% or more of its service revenue, accounted for approximately 67.3% and 66.3%, respectively, of its service revenue. For the three and six months ended June 30, 2004 the Company’s two largest clients, who each individually represented 10% or more of its service revenue, accounted for approximately 65.7% and 65.3%, respectively, of its service revenue. Program expenses consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are no longer being amortized but are evaluated for impairment annually at the reporting unit level, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company adjusted goodwill for the six

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

months ended June 30, 2005 for a reduction in the accrued earn-out payment and additional transaction costs associated with the acquisition of Pharmakon. There were no changes in the carrying amount of goodwill during the six month period ended June 30, 2004. Intangible assets with estimable useful lives are amortized over their respective estimated lives to the estimated residual values, if any, and reviewed at least annually for impairment.

Basic and Diluted Net Income per Share

Basic and diluted net income per share is calculated based on the requirements of SFAS No. 128, “Earnings Per Share.” A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Basic weighted average number
of common shares outstanding	14,605	14,533	14,640	14,497
Dilutive effect of stock options, SARs and
restricted stock	90	385	121	346

Weighted average number of common
shares and common share equivalents
outstanding assuming dilution	14,695	14,918	14,761	14,843

Outstanding options at June 30, 2005 to purchase 892,712 shares of common stock with exercise prices ranging from $17.60 to $93.75, 88,199 SARs with a grant price of $20.15 and 50,186 performance shares were not included in the computation of diluted net income per share because to do so would have been antidilutive. Outstanding options at June 30, 2004 to purchase 264,229 shares of common stock with exercise prices ranging from $29.53 to $93.75 were not included in the computation of diluted net income per share because to do so would have been antidilutive.

3. ACQUISITIONS:

On August 31, 2004, the Company acquired substantially all of the assets of Pharmakon, LLC in a transaction treated as an asset acquisition for tax purposes. The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2004 assume that the Company and Pharmakon had been combined as of the beginning of the period presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004

Net sales – pro forma	$95,981	$194,963

Net income – pro forma	$5,832	$12,947

Pro forma diluted earnings per share	$0.39	$0.87

4. PERFORMANCE BASED CONTRACTS:

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

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

wholesaler by which the Company agreed to pay that wholesaler $10.0 million, and purchase $2.5 million worth of services from that wholesaler by March 31, 2006, in exchange for that wholesaler waiving, to the fullest extent permitted by law, all rights with respect to any additional returns of Ceftin to the Company.

The Company’s reserve of $1.2 million at June 30, 2005 consists almost entirely of services to be provided by the Company to that wholesaler which the Company was able to negotiate in lieu of purchasing the $2.5 million worth of services as described above. The reserve as recorded by the Company is its best estimate based on its understanding of its obligations.

5. OTHER ASSETS:

In June 2005, the Company sold its approximately 12% ownership share in In2Focus, Inc. (In2Focus), a United Kingdom contract sales company. The Company’s original investment of $1.9 million had been written down to zero in the fourth quarter of 2001. The Company received approximately $4.4 million, net of deal costs, which is included in other income.

In October 2002, the Company acquired $1.0 million of preferred stock of Xylos Corporation (Xylos). In addition, the Company provided short term loans totaling $500,000 in the first half of 2004. The Company determined its $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004 and both were written down to zero. In the second quarter of 2005, Xylos paid back $50,000 of the outstanding loan, which was recorded as a credit to bad debt expense in the period in which it was received.

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, each of which are due to be repaid on November 26, 2005. Though June 2005, TMX provided services to PDI valued at $150,000. The receipt of these services was used as payment towards the loan and the balance of the loan receivable at June 30, 2005 is $850,000. In the second quarter of 2005, due to the continued losses in 2005 and uncertainty regarding future prospects, the Company established an allowance for credit losses of $750,000 against the TMX loans.

6. TREASURY STOCK:

The Company terminated its original 2001 repurchase plan on April 27, 2005. On May 2, 2005, the Company announced plans to repurchase up to a million of its outstanding shares of common stock as authorized by its Board of Directors. The Company is currently repurchasing shares under this plan. On July 6, 2005, the Company announced that its Board of Directors had authorized the repurchase of another million shares, bringing the total the Board of Directors has authorized to two million shares. A plan has not been formalized for repurchasing the second million shares. The Company intends to repurchase shares on the open market, or in privately negotiated transactions or both. The current plan does not have an expiration date. A reconciliation of the number of shares repurchased as of June 30, 2005 is as follows:

	Average Price	Shares
Period	Per Share	Purchased

October 2001	$22.00	5,000
May 2005	$12.36	226,900
June 2005	$11.92	353,330

Total	$12.17	585,230

7. LOANS TO STOCKHOLDERS/OFFICERS:

In November 1998, the Company agreed to lend $250,000 to an executive officer of which $100,000 was funded in November 1998, and the remaining $150,000 was funded in February 1999. This amount was recorded in other long-term assets. Such loan was payable on December 31, 2008 and bore interest at a rate of 5.5% per annum,

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

payable quarterly in arrears. Payments of $100,000, $75,000 and $75,000, respectively, were made in February 2003, April 2004 and March 2005, and the loan was fully repaid as of March 2005.

8. NEW ACCOUNTING PRONOUNCEMENTS:

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

9. SHORT-TERM INVESTMENTS:

At June 30, 2005, short-term investments were $10.7 million, including approximately $1.8 million of investments classified as available-for-sale securities. At June 30, 2004 short-term investments were $45.1 million as revised (see Note 2), including approximately $1.5 million of investments classified as available-for-sale securities.

Excluding investments classified as available-for-sale securities, short-term investments at June 30, 2005 consist of a laddered portfolio of investment grade debt instruments such as obligations of the U.S. Treasury and various U.S. Federal Government agencies, municipal bonds, and commercial paper. At June 30, 2005, the weighted average maturity date for these short-term investments was 3.1 months. Because the Company’s management has the intention and ability to hold these securities to maturity, the investments are accounted for as held-to-maturity debt securities under the guidance of SFAS 115, “Accounting for Certain Investments in Equity and Debt Securities,” and are stated at amortized cost, which approximates fair value.

The unrealized after-tax gain on the available-for-sale securities is included as a separate component of stockholders’ equity as accumulated other comprehensive income.

10. OTHER COMPREHENSIVE INCOME:

A reconciliation of net income as reported in the consolidated statements of operations to other comprehensive income, net of taxes is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income	$4,513	$5,043	$4,452	$11,018
Other comprehensive income:
Unrealized holding gain on
available-for-sale securities
arising during the period	90	1	41	11
Reclassification adjustment for realized
losses included in net income	7	3	7	22

Other comprehensive income	$4,610	$5,047	$4,500	$11,051

11. INCOME TAXES:

The federal and state corporate income tax expense was approximately $571,000 for the six months ended June 30, 2005, compared to income tax expense of $7.7 million for the six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 was 11.4%, compared to an effective tax rate of 41.0% for the six

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

months ended June 30, 2004. This decrease is primarily attributable to the release of a $1.7 million valuation allowance on capital loss carryforwards that the Company will realize in 2005 as a result of the In2Focus sale. In addition, the Company recorded a one-time benefit for a $585,000 state tax refund received in the second quarter, which further reduced the effective tax rate for the six months ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Income tax expense	$616	$3,505	$571	$7,657
Effective income tax rate	12.0%	41.0%	11.4%	41.0%

12. COMMITMENTS AND CONTINGENCIES:

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

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol®, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer Corporation (Bayer) in the United States through early August 2001, at which time Bayer voluntarily withdrew Baycol from the United States market. Bayer retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings. In 2002 and 2003, Bayer reimbursed the Company for approximately $1.6 million in legal expenses, which was reflected as a credit within selling, general and administrative expense in those years. No amounts were recorded in 2004 or in the first or second quarter of 2005.

Cellegy Pharmaceuticals Litigation

On December 12, 2003, the Company filed a complaint against Cellegy Pharmaceuticals, Inc. (Cellegy) in the U.S. District Court for the Southern District of New York in connection with an exclusive licensing agreement entered into between the Company and Cellegy on December 31, 2002 (the Cellegy License Agreement). The complaint alleged fraud, misrepresentation and breach of contract related to the Cellegy License Agreement. Cellegy filed a complaint against the Company in the U.S. District Court for the Northern District of California on December 12, 2003 seeking a declaration that Cellegy did not fraudulently induce the Company to enter the Cellegy License Agreement and that Cellegy had not breached its obligations under the Cellegy License Agreement. The Company filed an answer to Cellegy’s complaint on June 18, 2004, in which it made substantially the same allegations and claims for relief as it did in its New York action, and therefore later dismissed its New York action. The trial was scheduled to commence during the second quarter of 2005.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

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

On May 18, 2005 the Company received a $100,000 payment from Cellegy under the secured promissory note in connection with proceeds received by Cellegy from a private placement.

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

Events of default under the senior note are generally similar to events of default under the secured note. Interest accrues at a rate of 12% per annum during any period that Cellegy is in default of its obligations under the senior convertible note. The Company has not recorded any amounts related to the secured promissory note or senior convertible note due to the uncertainty of receiving payments.

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

PDI, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Procedure. That motion is fully submitted to the Court for its decision. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

Letters of Credit

As of June 30, 2005, the Company has $8.9 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.

13. RESTRUCTURING AND OTHER RELATED EXPENSES:

During the third quarter of 2002, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies. Substantially all of the restructuring activities have been completed as of June 30, 2005, except for remaining lease payments. For the three and six month periods ending June 30, 2005 and 2004, there were no adjustments to the restructuring accrual. The accrual for restructuring and exit costs totaled approximately $28,000 at June 30, 2005, and is recorded in current liabilities on the consolidated balance sheet. A roll forward of the activity for the 2002 Restructuring Plan is as follows:

	Balance at		Balance at
	December 31, 2004	Payments	June 30, 2005

Administrative severance	$13	$(3)	$10
Exit costs	148	(130)	18

Total	$161	$(133)	$28

14. GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company adjusted goodwill for the six months ended June 30, 2005 for a reduction in the accrued earn-out payment and additional transaction costs associated with the acquisition of Pharmakon. The Company has determined that no event has occurred that would indicate impairment of the goodwill. Goodwill attributable to the acquisition of InServe Support Solutions (InServe) is $7.8 million. If the businesses related to the InServe goodwill do not achieve forecasted revenue and profitability targets in the near term, some or all of this goodwill may become impaired.

The carrying amounts at June 30, 2005 by operating segment are shown below:

	Sales	Marketing
	Services	Services	Total

Balance at December 31, 2004	$11,132	$12,659	$23,791

Goodwill additions	-	68	68

Goodwill reductions	-	(115)	(115)

Balance at June 30, 2005	$11,132	$12,612	$23,744

All identifiable intangible assets recorded as of June 30, 2005 are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.

	At June 30, 2005			At December 31, 2004

		Accumulated	Carrying		Accumulated	Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount

Covenant not to compete	$1,826	$1,309	$517	$1,826	$1,126	$700

Customer relationships	17,508	1,827	15,681	17,508	1,163	16,345

Corporate tradename	2,672	270	2,402	2,672	169	2,503

Total	$22,006	$3,406	$18,600	$22,006	$2,458	$19,548

PDI, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Amortization expense for the quarters ended June 30, 2005 and 2004 was $474,000 and $153,000, respectively. Amortization expense for the six months ended June 30, 2005 and 2004 was $947,000 and $307,000, respectively. Estimated amortization expense for the next five years is as follows:

2005	2006	2007	2008	2009

$1,895	$1,703	$1,281	$1,281	$1,272

15. SEGMENT INFORMATION:

The segments have not changed since the Company’s December 31, 2004 financial presentation. The segment information from prior periods has been reclassified to conform to the current period’s presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenue:
Sales services	$70,089	$84,586	$142,808	$169,575
Marketing services	9,526	7,234	18,831	12,396
PPG	-	(432)	-	2,065

Total	$79,615	$91,388	$161,639	$184,036

Operating income (loss):
Sales services	$(2,294)	$8,616	$(853)	$18,368
Marketing services	228	685	329	359
PPG	2,070	(1,066)	(247)	(683)

Total	$4	$8,235	$(771)	$18,044

Reconciliation of income (loss) from
before provision for income taxes
Total income (loss) from operations	$4	$8,235	$(771)	$18,044
Other income, net	5,125	313	5,794	631

Income (loss) before provision for income	$5,129	$8,548	$5,023	$18,675

Capital expenditures
Sales services	$1,320	$2,414	$1,398	$5,002
Marketing services	1,061	-	2,704	-
PPG	-	-	-	-

Total	$2,381	$2,414	$4,102	$5,002

Depreciation expense
Sales services	$769	$1,121	$1,663	$2,337
Marketing services	132	118	250	242
PPG	-	6	-	25

Total	$901	$1,245	$1,913	$2,604

PDI, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

16. IMPAIRMENT OF LONG-LIVED ASSETS:

The Company had a $2.8 million write-down in the second quarter of 2005 of its Siebel sales force automation software. Due to the migration of the Company’s sales force automation software to the Dendrite system, it was determined during the second quarter of 2005 that our Siebel sales force automation software was impaired and a write-down of the asset was necessary. The write-down was included in operating expense in the sales services segment.

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

     Our clients engage us on a contractual basis to design and implement promotional programs for both prescription and over-the-counter products. The programs are designed to increase product sales and are tailored to meet the specific needs of the product and the client. These services are provided predominantly on a fee for service basis. Some contracts include incentives that enable us to earn additional fees if we meet or exceed predetermined performance targets. Contracts may also be terminated for cause, or we may incur specific penalties if we fail to meet stated performance criteria.

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

Sales Services

     This segment includes dedicated teams, Select Access teams and medical teams. This segment, which focuses on product detailing and clinical education, represented 88.3% of consolidated revenue for the six months ended June 30, 2005.

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

Marketing Services

     This segment, which includes PDI Education and Communications (PDI Edcomm), Pharmakon, and TVG Marketing Research and Consulting, represented 11.7% of consolidated revenue for the six months ended June 30, 2005.

PDI Products Group (PPG)

     The goal of the PPG segment has been to source biopharmaceutical products in the U.S. through licensing, co-promotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the six months ended June 30, 2005.

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

     Each marketing program can be offered through a number of different venues, including: teleconferences, dinner meetings, “lunch and learns” and webcasts. Within each of our programs, we offer a number of services including strategic design, tactical execution, technology support, moderator services and thought leader management.

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

Nature of Contracts by Segment

     Given the customized nature of our business, we utilize a variety of contract structures. Historically, most of our product detailing contracts have been fee for service, i.e., the client pays a fee for a specified package of services. These contracts typically include performance criteria, such as a minimum number of sales representatives or a minimum number of calls. If these performance criteria are not met, these contracts may allow for penalties to be assessed. Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved. Also, our contracts might have a lower base fee offset by built-in incentives we can earn based on our performance. In these situations, we have the opportunity to earn additional fees, as incentives, based on attaining performance criteria.

     Our product detailing contracts generally are for terms of one to two years and may be renewed or extended. However, the majority of these contracts are terminable by the client for any reason on 30 to 90 days’ notice. These contracts sometimes provide for termination payments in the event they are terminated by the client without cause. While the cancellation of a contract by a client without cause may result in the imposition of penalties on the client, these penalties may not act as an adequate deterrent to the termination of any contract. In addition, we cannot assure you that these penalties will offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition and results of operations. Contracts may also be terminated for cause if we fail to comply with contractual terms or do not meet stated performance criteria.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenue:
Service, net	100.0%	101.2%	100.0%	100.6%

Product, net	0.0%	(1.2%)	0.0%	(0.6%)

Total revenue, net	100.0%	100.0%	100.0%	100.0%

Cost of goods and services:
Program expenses	80.8%	76.0%	79.4%	73.6%

Cost of goods sold	0.0%	0.1%	0.0%	0.1%

Total cost of goods and services	80.8%	76.1%	79.4%	73.7%

Gross profit	19.2%	23.9%	20.6%	26.3%

Compensation expense	8.2%	8.7%	9.6%	9.9%
Other selling, general and administrative expenses	7.4%	6.2%	9.7%	6.6%
Asset impairment	3.6%	0.0%	1.8%	0.0%

Total operating expenses	19.2%	14.9%	21.1%	16.5%

Operating income (loss)	0.0%	9.0%	(0.5%)	9.8%
Other income, net.	6.5%	0.3%	3.6%	0.3%

Income before provision for taxes	6.5%	9.3%	3.1%	10.1%
Provision for income taxes	0.8%	3.8%	0.3%	4.1%

Net income	5.7%	5.5%	2.8%	6.0%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue

     Revenue for the quarter ended June 30, 2005 was $79.6 million, 12.9% less than revenue of $91.4 million for the quarter ended June 30, 2004. Revenue from the sales services segment for the quarter ended June 30, 2005 was $70.1 million, 17.1% less than revenue of $84.6 million from that segment for the comparable prior year period. This decrease is attributable to the previously announced reduction of the AstraZeneca sales force. This reduction is expected to result in a $60.0 million revenue decrease for all of 2005 when compared with the full year of 2004. The effect of this reduction on the second quarter was $17.0 million, which was partially offset by the $2.5 million net increase in revenue from other clients within the segment. Revenue for the marketing services segment was $9.5 million in the quarter ended June 30, 2005, 31.7% more than the $7.2 million in the comparable prior year period. This increase can be attributable to the revenue generated in the quarter by Pharmakon (there was no contribution by Pharmakon in the second quarter of 2004 since we acquired Pharmakon in August 2004). Excluding Pharmakon, revenue for the marketing services segment was $6.0 million for the quarter ended June 30, 2005, a decrease of 17.3% from the comparable prior year period. This decrease can be attributed to our business development efforts yielding fewer projects in the second quarter of 2005 versus the comparable prior year period. The PPG segment did not have any revenue in the second quarter of 2005 and we do not anticipate any revenue for this segment during the remainder of 2005. Revenue for the PPG segment for the quarter ended June 30, 2004 was negative $432,000; during that prior year period there was a $1.2 million increase in the Ceftin returns reserve, partially offset by

$643,000 in Lotensin royalties and the remaining amount consisted primarily of approximately $58,000 in product revenue related to the sale of the Xylos product.

Cost of goods and services

     Cost of goods and services for the quarter ended June 30, 2005 was $64.3 million, 7.5% less than cost of goods and services of $69.6 million for the quarter ended June 30, 2004. As a percentage of total net revenue, cost of goods and services increased to 80.8% for the quarter ended June 30, 2005 from 76.1% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the sales services segment for the quarter ended June 30, 2005 were $58.4 million, 10.4% less than program expenses of $65.2 million for the prior year period. As a percentage of sales services segment revenue, program expenses for the quarters ended June 30, 2005 and 2004 were 83.3% and 77.1%, respectively, a reduction of year-over-year gross profit margin of 6.2% . This reduction in gross profit percentage partially resulted from market conditions that lead to increases in field compensation and other field costs. These increases were at higher rates than specified in our contracts, requiring us to absorb the excess, lowering our gross profits. Additionally, cost reduction efforts by our major clients have led to more stringent contract terms resulting in lower gross profit margins. Cost of goods and services associated with the marketing services segment were $5.9 million, a $1.6 million increase over the comparable prior year period. This increase can be attributable to the acquisition of Pharmakon in August of 2004. Excluding Pharmakon, the cost of goods and services decreased in this segment by approximately 6.9% . This decrease can be attributed to fewer projects in the second quarter of 2005 versus the comparable prior year period. Additionally, the gross profit margin has declined compared to the prior year period as a result of the change in the mix of services provided for the quarter ended June 30, 2005. Cost of goods and services associated with the PPG segment were zero and approximately $53,000 for the quarters ended June 30, 2005 and 2004, respectively.

Compensation expense

      Compensation expense for the quarter ended June 30, 2005 was $6.5 million, 17.6% less than $7.9 million for the comparable prior year period. This decrease was primarily due to reduced amounts of incentive compensation and reduction in support services headcount. In 2005, we affected these headcount reductions in an attempt to reduce our fixed overhead; we plan to utilize outsourced services to perform these functions so that these components of overhead will be more flexible. As a percentage of total net revenue, compensation expense decreased to 8.2% for the quarter ended June 30, 2005 as compared to 8.7% in the comparable prior year period. Compensation expense for the quarter ended June 30, 2005 attributable to the sales services segment was $4.9 million compared to $5.8 million for the quarter ended June 30, 2004; as a percentage of revenue it increased to 7.0% from 6.8% in the comparable prior year period. Compensation expense for the quarter ended June 30, 2005 attributable to the marketing services segment was $1.7 million, approximately 4.4% or $70,000 more than the comparable prior year period. This increase can be attributed to additional compensation expense associated with our Pharmakon business unit offset by a reduction in the bonus accrual for the current three month period. As a percentage of revenue, compensation expense for the ended of the quarter ended June 30, 2005, decreased to 17.3% from 21.9% in the comparable prior year period, mostly attributable to the reduction in incentive compensation accrual. Compensation expense associated with the PPG segment was zero for the quarter ended June 30, 2005 as compared to $576,000 for the quarter ended June 30, 2004. In the second quarter of 2004, the compensation expense attributed to PPG was primarily related to allocated costs and to employees involved with the deemphasizing of that segment in 2004.

Other selling, general and administrative expenses

     Total other selling, general and administrative expenses were $5.9 million for the quarter ended June 30, 2005, 4.6% less than other selling, general and administrative expenses of $5.7 million for the quarter ended June 30, 2004. The expenses for the quarter were reduced by a $2.1 million payment that we received as a result of settling the Cellegy litigation matter on April 12, 2005 (See Note 12 for further details). Excluding this settlement payment, the other SG&A expenses were $8.0 million, an increase of $2.3 million compared to the $5.7 million incurred in the second quarter of 2004. A component of this $2.3 million increase was the $0.4 million of Pharmakon expenses which were not present in 2004. Another component was the allowance for credit losses of $750,000 established for the TMX loans. (See Note 5 for further details). The remaining increase was attributable to increased business development expenditures, outsourcing services related to IT support and facility and moving related costs. Outsourcing expenses have increased approximately $0.6 million for the quarter ended June 30, 2005 as compared to the comparable prior year period. Other selling, general and administrative expenses attributable to the sales services segment for the quarter ended June 30, 2005 was $6.3 million which was 8.9% of revenue, compared to other selling, general and administrative expenses for the comparable prior year period of $5.0 million, or 5.9% of revenue. This increase is primarily due to an increase in overhead costs such as facilities costs and outsourcing services. Other selling, general and administrative expenses attributable to the marketing services segment for the quarter ended June 30, 2005 were approximately $1.7 million compared to $676,000 for the comparable prior year period; this increase can be attributed to additional expense associated with our Pharmakon business unit, as well as the amortization costs associated with the acquisition. Other selling, general and administrative expenses associated with the PPG segment were a negative $2.1 million. This credit is attributable to the $2.1 million legal settlement we received in the second quarter of 2005 that pertained to the Cellegy litigation matter. For the quarter ended June 30, 2004 the total other selling, general and administrative expenses associated with the PPG segment were approximately $5,000.

Asset impairment

     Due to the migration of our sales force automation software to the Dendrite system, we made a determination during the second quarter of 2005 that our Siebel sales force automation software was impaired and a write-down of the asset was necessary. The amount of the write-down was approximately $2.8 million and was included in operating expense in the sales services segment.

Operating income (loss)

     Operating income for the quarter ended June 30, 2005 was approximately $4,000 compared to operating income of $8.2 million in the comparable prior year period. There was an operating loss of $2.3 million for the quarter ended June 30, 2005 for the sales services segment, $10.9 million less than operating income of $8.6 million for that segment in the comparable prior year period. The loss is attributable to the $2.8 million asset impairment charge mentioned above. The decrease can also be attributed to several factors, including the reduction in the AstraZeneca sales force and lower gross profit margins (as discussed above) in the second quarter of 2005 versus the comparable prior year period. Operating income for the marketing services segment was $228,000 for the quarter ended June 30, 2005 compared to operating income of $685,000 in that segment for the comparable prior year period. As a percentage of revenue, operating income for the marketing services segment was 2.4% for the quarter ended June 30, 2005 as compared to 9.5% for the quarter ended June 30, 2004. The PPG segment had operating income of $2.1 million for the quarter ended June 30, 2005 compared to an operating loss of $1.1 million in the comparable prior year period. The operating income for the quarter ended June 30, 2005 is attributable to the the litigation settlement of $2.1 million. The operating loss for the quarter ended June 30, 2004 was primarily attributable to the increase in the Ceftin reserve.

Other income, net

     Other income, net, for the quarters ended June 30, 2005 and 2004 was $5.1 million and $313,000, respectively. In June of 2005, we sold our ownership interest in In2Focus for approximately $4.4 million, which is the main component of other income for the three months ended June 30, 2005 (See Note 5 for more details on the transaction). The remaining $700,000 was primarily attributable to interest income, which increased over the comparable prior year period primarily due to higher interest rates. The other income for the quarter ended June 30, 2004 consisted primarily of interest income.

Provision for income taxes

     The federal and state corporate income tax expense was approximately $616,000 for the quarter ended June 30, 2005, compared to income tax expense of $3.5 million for the quarter ended June 30, 2004. The effective tax rate for the quarter ended June 30, 2005 was 12.0%, compared to an effective tax rate of 41.0 % for the quarter ended June 30, 2004. This decrease is primarily attributable to the release of a $1.7 million valuation allowance on capital loss carryforwards that we will realize in 2005 as a result of the In2Focus sale. In addition, we recorded a one-time benefit for a $585,000 state tax refund received in the second quarter, which further reduced the effective tax rate for the quarter.

Net income

     Net income for the quarters ended June 30, 2005 and 2004 was approximately $4.5 million and $5.0 million, respectively.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue

     Revenue for the six months ended June 30, 2005 was $161.6 million, 12.2% less than revenue of $184.0 million for the six months ended June 30, 2004. Revenue from the sales services segment for the six months ended June 30, 2005 was $142.8 million, 15.8% less than revenue of $169.6 million from that segment for the comparable prior year period. This decrease is attributable to the previously announced reduction of the AstraZeneca sales force. This reduction is expected to result in a $60.0 million revenue decrease for all of 2005. The effect of this reduction for the six months ended June 30, 2005 was approximately $32.6 million, which was partially offset by a net increase in revenue from other clients of $5.8 million. Revenue for the marketing services segment was $18.8 million for the six months ended June 30, 2005, 51.9% more than the $12.4 million in the comparable prior year period. This increase can be attributable to the revenue generated by Pharmakon for the six month period ended June 30, 2005 (there was no contribution by Pharmakon for the six months ended June 30, 2004 since we acquired Pharmakon in August 2004). Excluding Pharmakon, revenue for the marketing services segment was $10.0 million for the six months ended June 30, 2005, a decrease of 19.2% from the comparable prior year period. This decrease can be attributed to our business development efforts yielding fewer projects in the second quarter of 2005 versus the comparable prior year period. The PPG segment did not have any revenue for the six months ended June 30, 2005 and we do not anticipate any revenue for this segment during the remainder of 2005. Revenue for the PPG segment for the six months ended June 30, 2004 was $2.1 million. This consisted primarily of Lotensin royalties, partially offset by $1.2 million increase in the Ceftin reserve.

     We will be investing in business development and marketing in order to expand and refocus our efforts to capture a greater share of the markets we serve. The full effects of this effort may not be realized until 2006.

Cost of goods and services

     Cost of goods and services for the six months ended June 30, 2005 was $128.3 million, 5.5% less than cost of goods and services of $135.7 million for the six months ended June 30, 2004. As a percentage of total net revenue, cost of goods and services increased to 79.4% for the six months ended June 30, 2005 from 73.7% in the comparable prior year period. Program expenses associated with the sales services segment for the six months ended June 30, 2005 were $116.9 million, 8.7% less than program expenses of $128.1 million for the prior year period. As a percentage of sales services segment revenue, program expenses for the six months ended June 30, 2005 and 2004 were 81.8% and 75.5%, respectively, a reduction of gross profit margin of 6.3% . A significant factor in the reduction in gross profit margin has been the decline in incentive payments from $3.2 million for the first six months of 2004 to $1.1 million for the comparable 2005 period. Another important factor in the reduction in gross profit percentage has been market conditions that lead to increases in field compensation and other field costs. These increases were at higher rates than specified in our contracts, requiring us to absorb the excess, lowering our gross profits. Additionally, cost reduction efforts by our major clients have led to more stringent contract terms resulting in lower gross profit margins. Cost of goods and services associated with the marketing services segment were $11.4 million, a $4.1 million increase over the comparable prior year period. This increase can be attributable to the acquisition of Pharmakon in August 2004. Excluding Pharmakon, the cost of goods and services decreased in this segment by approximately $680,000 or 9.3% . The gross profit margin has declined compared to the prior year period as a result of the change in the mix of services provided. Cost of goods and services associated with the PPG segment were zero and $322,000 for the six months ended June 30, 2005 and 2004, respectively. The cost of goods and services for this segment in 2004 consisted primarily of expenses associated with the selling of the Xylos wound care product which ended May 16, 2004.

Compensation expense

     Compensation expense for the six months ended June 30, 2005 was $15.5 million, 14.3% less than $18.1 million for the comparable prior year period. This decrease was primarily due to reduced amounts of incentive compensation and reduction in support services headcount. In 2005, we effected these headcount reductions in an attempt to reduce our fixed overhead; we plan to utilize outsourced services to perform these functions. Compensation expense for the six months ended June 30, 2005 attributable to the sales services segment was $11.4 million compared to $13.1 million for the six months ended June 30, 2004; as a percentage of revenue it increased to 8.0% for the six month period ended June 30, 2005 from 7.7% in the comparable prior year period. Compensation expense for the six months ended June 30, 2005 attributable to the marketing services segment was $4.1 million, approximately 21.8% for the six month period ended June 30, 2005 more than the comparable prior year period. This increase can be attributed to additional compensation expense associated with our Pharmakon business unit. As a percentage of revenue, compensation expense decreased to 21.8% from 27.2% in the comparable prior year period. This decrease is primarily attributable to the reduction in incentive compensation accrual for this segment. Compensation expense associated with the PPG segment was zero for the six months ended June 30, 2005 as compared to $1.7 million for the six months ended June 30, 2004. A large portion of compensation expense for the six months ended June 20, 2004 in the PPG segment was for severance related activities associated with the deemphasizing of that segment in 2004.

Other selling, general and administrative expenses

     Total other selling, general and administrative expenses were $15.7 million for the six months ended June 30, 2005, 29.5% more than other selling, general and administrative expenses of $12.1 million for the comparable prior year period. A component of this $3.6 million increase was the $0.9 million of Pharmakon expenses which were not present in 2004. Another component was the allowance for credit losses of $750,000 established for the TMX loans. (See Note 5 for further details). The remaining increase was attributable to outsourcing services related to IT support, facility and moving related costs, and increased business development expenditures. Outsourcing expenses have increased approximately $0.8 million for the six months ended June 30, 2005 as compared to the comparable prior year period. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 9.7% for the six months ended June 30, 2005 from 6.6% in the comparable prior year period. Other selling, general and administrative expenses attributable to the sales services segment for the six months ended June 30, 2005 was $12.5 million which was 8.8% of revenue, compared to other selling, general and administrative expenses of $10.0 million, or 5.9% of revenue in the comparable prior year period. This increase is primarily due to an increase in overhead costs mentioned above. Other selling, general and administrative expenses attributable to the marketing services segment for the six month period ended June 30, 2005 was approximately $3.0 million compared to $1.4 million for the comparable prior year period; this increase can be attributed to additional expense associated with our Pharmakon business unit, as well as the amortization costs associated with the acquisition. Other selling, general and administrative expenses associated with the PPG segment were $247,000. This consists of the $2.1 million legal settlement offset by the associated legal costs in the Cellegy litigation matter. For the six months ended June 30, 2004 the total other selling, general and administrative expenses associated with the PPG segment were approximately $759,000.

Asset impairment

     Due to the migration of our sales force automation software to the Dendrite system, we made a determination during the second quarter of 2005 that our Siebel sales force automation software was impaired and a write-down of the asset was necessary. The amount of the write-down was approximately $2.8 million and was included in operating expense in the sales services segment.

Operating (loss) income

     There was an operating loss for the six months ended June 30, 2005 of approximately $0.8 million compared to operating income of $18.0 million in the comparable prior year period. This large decrease can be attributed to several factors, including the reduction in the AstraZeneca sales force and lower gross profit margins (as discussed above) in the first six months of 2005 versus the comparable prior year period. There was an operating loss for the six months ended June 30, 2005 for the sales services segment of approximately $0.9 million, $19.3 million less than the operating income of $18.4 million for that segment in the comparable prior year period. Operating income for the marketing services segment was $329,000 for the six months ended June 30, 2005 compared to operating income of $360,000 in that segment for the comparable prior year period. As a percentage of revenue, operating income for the marketing services segment was 1.7% for the six months ended June 30, 2005 as compared to 2.9% for the quarter ended June 30, 2004. The PPG segment had an operating loss of $247,000 for the six months ended June 30, 2005 attributable to Cellegy litigation costs, compared to an operating loss of $683,000 in the comparable prior year period. The operating loss for the six months ended June 30, 2004 was primarily attributable to the increase in the Ceftin reserve.

Other income, net

     Other income, net, for the six months ended June 30, 2005 and 2004 was $5.8 million and $631,000, respectively. In June of 2005, we sold our ownership interest in In2Focus for approximately $4.4 million, which is the main component of other income for the six months ended June 30, 2005 (See Note 5 for more details on the transaction). The remaining $1.4 million was primarily attributable to interest income. The other income for the quarter ended June 30, 2004 consisted primarily of interest income. The increase in interest income was due primarily to the increase in interest rates.

Provision for income taxes

     The federal and state corporate income tax expense was approximately $571,000 for the six months ended June 30, 2005, compared to income tax expense of $7.7 million for the six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 was 11.4%, compared to an effective tax rate of 41.0 % for the six months ended June 30, 2004. This decrease is primarily attributable to the release of a $1.7 million valuation allowance on capital loss carryforwards that we will realize in 2005 as a result of the In2Focus sale. In addition, we recorded a one-time benefit for a $585,000 state tax refund received in the second quarter, which further reduced the effective tax rate for the period.

Net income

     Net income for the six months ended June 30, 2005 was approximately $4.5 million, compared to net income of approximately $11.0 million for the quarter ended June 30, 2004.

Liquidity and Capital Resources

     As of June 30, 2005, we had cash and cash equivalents and short-term investments of approximately $107.4 million and working capital of $102.1 million, compared to cash and cash equivalents and short-term investments of approximately $109.5 million and working capital of approximately $96.2 million at December 31, 2004.

     For the six months ended June 30, 2005, net cash provided by operating activities was $7.0 million, compared to $12.6 million net cash provided by operating activities for the six months ended June 30, 2004. In addition to net income of $4.5 million for the first six months of 2005, working capital increases, including a decrease in current liabilities of $5.7 million and an increase in current assets of $2.6 million, resulted in additional cash flow from operations. The net changes in the “Other changes in assets and liabilities” section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period. Non-cash net charges include $2.9 million in depreciation and amortization, $3.1 million in loss on disposal of assets and $3.4 million for deferred taxes.

     As of June 30, 2005, we had $5.4 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of June 30, 2005, we had $12.8 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

     For the six months ended June 30, 2005, net cash provided by investing activities was $13.7 million as compared to $48.7 million used in investing activities for the comparable period. We received approximately $17.9 million from the sale of a portion of our laddered portfolio of investment grade debt instruments as compared to the purchase of investments in the prior year period. Our portfolio is composed of the U.S. Treasury and U.S. Federal Government agencies, municipal bonds, and commercial paper. We are focused on preserving capital, maintaining liquidity, and maximizing returns in accordance with our investment criteria. We incurred approximately $4.1 million of capital expenditures of primarily associated with the relocation of our offices within the Marketing Services group. Capital expenditures for the six months ended June 30, 2004 were $5.0 million. For both periods, all capital expenditures were funded out of available cash.

     On August 31, 2004, we acquired substantially all of the assets of Pharmakon, LLC in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions SFAS No. 141. We made payments to the members of Pharmakon, LLC on August 31, 2004 of $27.4 million, of which $1.5 million was deposited into an escrow account, and assumed approximately $2.6 million in net liabilities. As of June 30, 2005 we still hold $500,000 in the escrow account which is recorded in other assets on our balance sheet and will be paid out during 2006, subject to certain working capital adjustments. Approximately $1.1 million in direct costs of the acquisition were also capitalized. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC received approximately $1.4 million in additional payments on April 1, 2005 for the year ended December 31, 2004. Additionally, the members of Pharmakon, LLC can still earn up to an additional $6.7 million in cash based upon achievement of certain annual profit targets through December 2006. In connection with this transaction, we have recorded $12.6 million in goodwill and $18.9 million in other identifiable intangibles.

     For the six months ended June 30, 2005, net cash used in financing activities was approximately $5.0 million. Approximately $6.2 million was used in the repurchasing of shares on the open market. This was partially offset by proceeds from the exercise of stock options and the issuance of shares under the employee stock purchase plan of $1.2 million.

     On April 27, 2005, our Board of Directors authorized us to repurchase up to one million shares of our common stock. On July 6, we announced that our Board of Directors had authorized the repurchase of additional one million shares. As of June 30, 2005 we had repurchased approximately 580,000 shares and made cash payments of approximately $6.2 million. We intend to continue to repurchase shares on the open market or in privately negotiated transactions or both. Some or all of the repurchases will be made pursuant to a Company 10(b)5-1 Plan. All purchases will be made from our available cash. A reconciliation of the number of shares repurchased as of June 30, 2005 is as follows:

	Average Price	Shares
Period	Per Share	Purchased

October 2001	$22.00	5,000
May 2005	$12.36	226,900
June 2005	$11.92	353,330

Total	$12.17	585,230

     Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the six months June 30, 2005, we had three major clients that accounted for approximately 30.5%, 20.6% and 15.2%, respectively, or a total of 66.3% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations. For example, in December 2004, we announced a reduction in the aggregate number of representatives that we deployed for AstraZeneca. This reduction is expected to decrease revenue generated from AstraZeneca in 2005 by approximately $60.0 million versus revenues generated in 2004.

     On June 21, we signed an agreement to sublease our first floor, approximately 16,000 square feet. The sublease was for a five-year term commencing on July 15 and will provide approximately $2 million in lease payments over the five year period. The table below summarizes our lease payment obligations for the next five years. While we will receive cash payments for the sub-lease beginning in August of 2005, the cash received from the sub-lease will be entirely offset by the broker’s fee in 2005.

(in thousands)	2005	2006	2007	2008	2009	Total

Operating leases
Minimum lease payments	$3,814	$3,119	$3,044	$3,125	$3,283	$16,385
Less minimum sublease rentals	-	(400)	(400)	(400)	(400)	(1,600)

Net minimum lease payments	$3,814	$2,719	$2,644	$2,725	$2,883	$14,785

     We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     An evaluation as of June 30, 2005 was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls

     There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Litigation

     In January and February 2002, we, our chief executive officer, and our chief financial officer, were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Exchange Act. These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel. On or about December 13, 2002, Lead Plaintiffs filed the Second Consolidated and Amended Complaint, which superseded their earlier complaints.

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

     On May 18, 2005, we received a $100,000 payment from Cellegy under the secured promissory note in connection with proceeds received by Cellegy from a private placement.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On June 7, 2005, the Company held its 2005 Annual Meeting of Stockholders. At the meeting Larry Ellberger, John Federspiel, and Jan Martens Vesci were reelected as Class III Directors of the Company for three year terms with 13,402,817, 13,522,245 and 13,481,711 votes cast in favor of their election, respectively. In addition, the appointment of Ernst & Young LLP as independent auditors of the Company for fiscal 2005 was ratified with 13,626,191 votes in favor, 64,919 votes against and 1,498 votes withheld.

Item 6. Exhibits

Exhibit Index is included after signatures. New exhibits, listed as follows, are attached:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.1.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.2.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.1.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2005	PDI, INC.

(Registrant)

By: /s/ Charles T. Saldarini

Charles T. Saldarini
Vice Chairman of the Board of Directors
and Chief Executive Officer

By: /s/ Bernard C. Boyle

Bernard C. Boyle
Chief Financial and Accounting Officer