Form 10-Q
period 2005-09-30
PDI INC
filed 2005-11-09
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number: 0-24249

PDI, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2919486
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

Saddle River Executive Centre 1 Route 17 South Saddle River, New Jersey 07458
(Address of principal executive offices and zip code)

(201) 258-8450
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 3, 2005
Common stock, $0.01 par value	13,790,648

	PDI, INC.
	Form 10-Q for Period Ended September 30, 2005
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004	3

	Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2005 and 2004 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Not Applicable

Item 4.	Controls and Procedures	26

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	29

Signatures		30

Part I - FINANCIAL INFORMATION
PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$93,771	$81,000
Short-term investments	4,323	28,498
Accounts receivable, net of allowance for doubtful accounts of $314
and $74 at September 30, 2005 and December 31, 2004, respectively	26,054	26,662
Unbilled costs and accrued profits on contracts in progress	9,024	3,393
Federal income tax refund receivable	8,031	-
Other current assets	10,480	12,558
Deferred tax asset	4,218	3,325
Total current assets	155,901	155,436
Net property and equipment	15,591	17,170
Goodwill	24,244	23,791
Other intangible assets	18,127	19,548
Other long-term assets	2,815	8,760
Total assets	$216,678	$224,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,193	$7,217
Accrued returns	728	4,316
Accrued incentives	11,518	16,282
Accrued salaries and wages	9,016	8,414
Unearned contract revenue	13,144	6,924
State and local income tax accruals	4,434	4,753
Accrued legal expenses	3,488	1,140
Other accrued expenses	14,495	10,234
Total current liabilities	61,016	59,280
Deferred tax liability	683	-
Total liabilities	61,699	59,280

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized: 14,915,844 and
14,820,499 shares issued at September 30, 2005 and December 31, 2004, respectively; 13,913,944 and 14,815,499 shares outstanding at September 30, 2005
and December 31, 2004, respectively	149	148
Additional paid-in capital	117,850	116,737
Retained earnings	50,905	50,637
Accumulated other comprehensive income	180	76
Unamortized compensation costs	(1,132)	(2,063)
Treasury stock, at cost: 1,001,900 and 5,000 shares at
September 30, 2005 and December 31, 2004, respectively	(12,973)	(110)
Total stockholders’ equity	154,979	165,425
Total liabilities & stockholders’ equity	$216,678	$224,705

The accompanying notes are an integral part of these financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue:
Service, net	$76,486	$92,525	$238,125	$277,666
Product, net	-	(3)	-	(1,034)
Total revenue, net	76,486	92,522	238,125	276,632
Cost of goods and services:
Program expenses (including related party
amount of $180 for the nine months
ended September 30, 2004)	63,926	68,127	192,234	203,670
Cost of goods sold	-	10	-	244
Total cost of goods and services	63,926	68,137	192,234	203,914

Gross profit	12,560	24,385	45,891	72,718

Compensation expense	9,426	8,409	24,963	26,549
Other selling, general and administrative expenses	7,759	6,686	23,151	17,946
Asset impairment	-	-	2,833	-
Legal and related costs	3,625	255	3,965	1,143
Total operating expenses	20,810	15,350	54,912	45,638

Operating (loss) income	(8,250)	9,035	(9,021)	27,080
Other income, net	783	231	6,577	860

(Loss) income before income taxes	(7,467)	9,266	(2,444)	27,940
Benefit (provision) for income taxes	3,283	(3,799)	2,712	(11,455)

Net (loss) income	$(4,184)	$5,467	$268	$16,485

Net (loss) income per share of common stock:
Basic	$(0.30)	$0.37	$0.02	$1.13
Assuming dilution	$(0.30)	$0.37	$0.02	$1.11

Weighted average number of common shares and
common share equivalents outstanding:
Basic	13,867	14,621	14,379	14,538
Assuming dilution	13,867	14,933	14,505	14,873

The accompanying notes are an integral part of these financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net income	$268	$16,485
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,256	4,272
Provision for bad debt and credit losses	971	54
Asset impairment	2,833	-
Gain on sale of investment	(4,444)	-
Loss on disposal of assets	266	264
Provision for deferred taxes	5,622	7,660
Stock compensation costs	1,114	1,135
Other changes in assets and liabilities:
Decrease in accounts receivable	368	19,665
Decrease in inventory	-	43
(Increase) decrease in unbilled costs	(5,631)	1,599
(Increase) in federal income tax refund receivable	(8,031)	-
Decrease (increase) in other current assets	1,347	(470)
Decrease in other long-term assets	113	68
(Decrease) in accounts payable	(1,541)	(5,779)
(Decrease) in accrued returns	(3,588)	(18,208)
(Decrease) in accrued liabilities	(4,473)	(3,471)
Increase in unearned contract revenue	6,220	3,392
Increase (decrease) other accrued expenses	6,290	(2,016)
Net cash provided by operating activities	1,960	24,693

Cash Flows From Investing Activities
Sales (purchases) of short-term investments , net	24,279	(32,758)
Cash paid for acquisition, including acquisition costs	(1,936)	(28,394)
Proceeds from sale of investment	4,444	-
Purchase of property and equipment	(4,415)	(7,774)
Proceeds from sale of assets	60	-
Net cash provided by (used in) investing activities	22,432	(68,926)

Cash Flows From Financing Activities
Net proceeds from employee stock purchase plan
and the exercise of stock options	1,242	3,136
Cash paid for repurchase of shares	(12,863)	-
Net cash (used in) provided by financing activities	(11,621)	3,136

Net increase (decrease) in cash and cash equivalents	12,771	(41,097)
Cash and cash equivalents at beginning of period	81,000	113,288

Cash and cash equivalents at end of period	$93,771	$72,191

The accompanying notes are an integral part of these financial statements

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (the SEC). The unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the judgment of management, are necessary for a fair presentation of such financial statements. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassifications
Certain reclassifications have been made to conform prior period information to current year presentation.

Revision in the Classification of Certain Securities
In connection with the preparation of its consolidated financial statements, the Company concluded that it was appropriate to classify certain securities maturing within three months of the balance sheet date as short-term investments. Previously, such securities have been classified as cash and cash equivalents. Accordingly, the Company has revised the classification of these securities totaling $15.4 million, to short-term investments on its consolidated balance sheet as of December 31, 2004. The Company has also made corresponding adjustments to its consolidated statement of cash flows for the nine months ended September 30, 2004 to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. For the nine months ended September 30, 2004, net cash used in investing activities related to these securities was $5.1 million. This change in classification does not affect cash flows from operations or from financing activities in previously reported consolidated statements of cash flows or net income in previously reported consolidated statements of operations for any period.

Stock-Based Compensation
The Company accounts for employee stock options and share awards under the intrinsic value method prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" as interpreted. Accordingly, compensation cost for stock options and share awards is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company recognizes compensation cost arising from issuance of share awards over the service period of the stock award. The Company has granted stock options to employees and non-employee members of the board of directors. However, the Company has recognized no compensation expense related to the granting of such options for any period shown as the exercise price is equal to the market value of the common stock on the date of grant.

The Company has a number of stock-based employee compensation plans, which are described more fully in Note 20 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. On February 9, 2005, with the approval of the Company’s Board of Directors, the Company accelerated the vesting of all outstanding unvested options for which the exercise price was greater than the fair market value of the Company’s common shares on that date. Included in the pro forma statement below is approximately $7.6 million of compensation expense related to the acceleration of the unvested underwater options. The total number of shares accelerated was 473,334 and they all pertained to grants that were issued during 2004. The weighted average exercise price of the accelerated options was $25.27, with exercise prices ranging from $24.61 to $31.62.

On March 29, 2005, the Compensation and Management Development Committee of the Board of Directors approved the 2005 PDI, Inc. Long-Term Incentive Plan (the LTI Plan), which is described more fully in Note 2 in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2005. As of September 30, 2005 there were 153,065 stock-settled appreciation rights (SARs) outstanding. Compensation expense recorded for the three and nine months ended September 30, 2005 was approximately $201,000 with respect to the SARs. The SARs have a five year life. As of September 30, 2005, there were 48,196 performance contingent share awards outstanding under the LTI Plan. Although the measurement date for the performance contingent shares is not reached until the performance targets are met, the Company recognizes compensation expense over the performance period based on the probability that the performance target will be met. Compensation expense recorded for the three and nine months ended September 30, 2005 was approximately $26,000 and $110,000, respectively with regards to the performance contingent shares. The performance period is three years.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

During the three and nine month periods ended September 30, 2005, 10,000 and 62,500 stock options, respectively, were granted to the non-employee members of the Board of Directors. At September 30, 2005, options for an aggregate of 1,303,400 shares were outstanding under the Company’s stock option plans and options to purchase 562,237 shares of common stock had been exercised since the Company’s inception. Stock-based employee compensation for the three and nine month periods ended September 30, 2005 was approximately $530,000 and $1.2 million, respectively.

Had compensation cost for the stock options issued and share awards granted been determined based on the fair value at the grant date, and recognized over the service period, which is usually the vesting period, consistent with provisions of Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Issued to Employees," the Company's net (loss) income and net (loss) earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(4,184)	$5,467	$268	$16,485
Add: Stock-based employee compensation
expense included in reported net (loss) income,
net of related tax effects	327	172	723	667
Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of related tax effects	(402)	(988)	(5,940)	(3,053)
Net (loss) income - pro forma	$(4,259)	$4,651	$(4,949)	$14,099

Net (loss) income per share
Basic--as reported	$(0.30)	$0.37	$0.02	$1.13
Basic--pro forma	$(0.31)	$0.32	$(0.34)	$0.97

Diluted--as reported	$(0.30)	$0.37	$0.02	$1.11
Diluted--pro forma	$(0.31)	$0.31	$(0.34)	$0.95

The weighted average fair values of options granted during the three and nine month periods ended September 30, 2005 were $13.08 and $10.84, respectively. The weighted average fair values of options granted during the three and nine month periods ended September 30, 2004 were $20.99 and $19.27, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	4.18%	3.40%
Expected life	5 years	5 years
Expected dividends	$0	$0
Expected volatity	100%	100%

Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, incentives earned or penalties incurred on contracts, accrued incentive payable to employees, receivable valuations, impairment of goodwill, valuation allowances related to deferred income taxes, restructuring costs, insurance loss accruals, fair value of assets, sales returns, and litigation accruals. Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews these matters and reflects changes in estimates as appropriate. Actual results could differ from those estimates.

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

Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the three and nine months ended September 30, 2005, the Company’s three largest clients who each individually represented 10% or more of its service revenue, accounted for approximately 75.0% and 69.1%, respectively, of its service revenue. For the three and nine months ended September 30, 2004, the Company’s largest clients, who each individually represented 10% or more of its service revenue, accounted for approximately 74.4% and 64.9%, respectively, of its service revenue.

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

Reimbursable out-of-pocket expenses include those relating to travel and out-of-pocket expenses and other similar costs, for which the Company is reimbursed at cost from its clients. Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of goods and services in the consolidated statements of operations.

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

Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are no longer being amortized but are evaluated for impairment annually at the reporting unit level, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company had a net increase in goodwill for the nine months of September 30, 2005. Acquisition costs and additional payments from escrow were partially offset by a reduction in the accrued earn-out payment. There were no changes in the carrying amount of goodwill during the nine month period ended September 30, 2004. Intangible assets with estimable useful lives are amortized over their respective estimated lives to the estimated residual values, if any, and reviewed at least annually for impairment.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Basic and Diluted Net Income per Share
Basic and diluted net income per share is calculated based on the requirements of SFAS No. 128, “Earnings Per Share.” A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic weighted average number
of common shares outstanding	13,867	14,621	14,379	14,538
Dilutive effect of stock options, SARs
and restricted stock	-	312	126	335
Weighted average number of common
shares and common share equivalents
outstanding assuming dilution	13,867	14,933	14,505	14,873

Options to purchase 892,717 and 412,268 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share for the nine months ended because the exercise prices of the options were greater than the average market price of the common shares and therefore, the effect would be antidilutive. Additionally, SARs to receive 82,065 shares of common stock were outstanding at September 30, 2005, and were not included in the computation of earnings per share since the SARs were antidilutive.

3.	ACQUISITIONS:

On August 31, 2004, the Company acquired substantially all of the assets of Pharmakon, LLC in a transaction treated as an asset acquisition for tax purposes. The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2004 assume that the Company and Pharmakon had been combined as of the beginning of the period presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004
Net sales - pro forma	$94,728	$289,765
Net income - pro forma	5,710	18,622
Pro forma diluted earnings per share	$0.38	$1.25

4.	PERFORMANCE BASED CONTRACTS:

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

The Company’s accrual for returns of $728,000 at September 30, 2005 consists almost entirely of services to be provided by the Company to that wholesaler which the Company was able to negotiate in lieu of purchasing the $2.5 million worth of services as described above. The accrual as recorded by the Company is its best estimate based on its understanding of its obligations.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

5.	OTHER ASSETS:

In June 2005, the Company sold its approximately 12% ownership share in In2Focus, Inc. (In2Focus), a United Kingdom contract sales company. The Company’s original investment of $1.9 million had been written down to zero in the fourth quarter of 2001. The Company received approximately $4.4 million, net of deal costs, which is included in other income at June 30, 2005.

In October 2002, the Company acquired $1.0 million of preferred stock of Xylos Corporation (Xylos). In addition, the Company provided short-term loans totaling $500,000 in the first half of 2004. The Company determined its $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004 and both were written down to zero. Xylos has made two loan payments of $50,000 in each of the second and third quarters of 2005. These payments were recorded as a credit to bad debt expense in the periods in which they were received.

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which are due to be repaid on November 26, 2005. Through September 30, 2005, TMX provided services to PDI valued at $245,000. The receipt of these services was used as payment towards the loan and the balance of the loan receivable at September 30, 2005 is $755,000. In the second quarter of 2005, due to the continued losses in 2005 and uncertainty regarding future prospects, the Company established an allowance for credit losses of $750,000 against the TMX loans.

6.	TREASURY STOCK:

On April 27, 2005, the Company terminated its original 2001 repurchase plan. On May 2, 2005, the Company announced plans to repurchase up to a million of its outstanding shares of common stock as authorized by its Board of Directors. The Company has repurchased 996,900 shares under this plan. On July 6, 2005, the Company announced that its Board of Directors had authorized the repurchase of another million shares, bringing the total the Board of Directors has authorized to two million shares. A plan has not been formalized for repurchasing the second million shares. The Company intends to repurchase shares on the open market, or in privately negotiated transactions, or both. The current plan does not have an expiration date. A reconciliation of the number of shares repurchased as of September 30, 2005 is as follows:

	Average. Price	Shares
Period	Per Share	Purchased

October 2001	$22.00	5,000
May 2005	$12.36	226,900
June 2005	$11.92	353,330
July 2005	$13.77	315,570
August 2005	$14.39	101,100

Total	$12.90	1,001,900

7.	LOANS TO STOCKHOLDERS/OFFICERS:

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 123, “Share-Based Payment,” (SFAS No. 123R) which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS No. 123R will be effective as of the beginning of the Company’s fiscal year beginning January 1, 2006 and the Company expects to adopt this standard using the modified prospective method. The adoption of SFAS No. 123R may have a material effect on the Company’s business and results of operations, depending on the number of options granted in the future.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, retrospective application is not required when explicit transition requirements specific to newly adopted accounting principles exist. Retrospective application requires the cumulative effect of the change on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented and the offsetting adjustments to be recorded to opening retained earnings. SFAS No. 154 retains the guidance contained in APB Opinion No. 20 for reporting both the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2006. The adoption of SFAS No. 154 will have no impact on the Company's consolidated results of operations and financial position.

9.	SHORT-TERM INVESTMENTS:

At September 30, 2005, short-term investments were $4.3 million, including approximately $1.8 million of investments classified as available-for-sale securities. At December 31, 2004 short-term investments were $28.5 million as revised (see Note 2), including approximately $1.6 million of investments classified as available-for-sale securities.

Excluding investments classified as available-for-sale securities, short-term investments at September 30, 2005 consist of a laddered portfolio of investment grade debt instruments such as obligations of the U.S. Treasury and various U.S. Federal Government agencies, municipal bonds, and commercial paper. At September 30, 2005, the weighted average maturity date for these short-term investments was 4.3 months. Since the Company’s management has the intention and ability to hold these securities to maturity, the investments are accounted for as held-to-maturity debt securities under the guidance of SFAS No. 115, “Accounting for Certain Investments in Equity and Debt Securities,” and are stated at amortized cost, which approximates fair value.

The unrealized after-tax gain on the available-for-sale securities is included as a separate component of stockholders’ equity as accumulated other comprehensive income.

10.	OTHER COMPREHENSIVE INCOME:

A reconciliation of net income as reported in the consolidated statements of operations to other comprehensive income, net of taxes is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income	$(4,184)	$5,467	$268	$16,485
Other comprehensive income:
Unrealized holding gain on
available-for-sale securities
arising during the period	56	(10)	97	1
Reclassification adjustment for realized
losses included in net income	-	-	7	21
Other comprehensive (loss) income	$(4,128)	$5,457	$372	$16,507

11.	INCOME TAXES:

The federal and state corporate income tax benefit was approximately $2.7 million for the nine months ended September 30, 2005, compared to income tax expense of $11.5 million for the nine months ended September 30, 2004. The effective tax benefit rate for the nine months ended September 30, 2005 was 111.0%, compared to an effective tax rate of 41.0% for the nine months ended September 30, 2004.

The tax benefit includes the reversal of a $1.7 million valuation allowance on capital loss carryforwards in the second quarter that the Company will realize in 2005 as a result of the In2Focus sale. The Company also recorded a one-time benefit for a state tax refund received in the second quarter. Additionally, the Company accrued $3.3 million for potential penalties for the California class action litigation (see Note 12). These potential penalties are not expected to be tax deductible. Without the release of the valuation allowance, the state tax refund, and non-deductible penalties, the tax benefit rate for the nine months ended September 30, 2005 is 37.2%.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income tax benefit (expense)	$3,283	$(3,799)	$2,127	$(11,455)
Effective income benefit (tax) rate	44.0%	(41.0%)	111.0%	(41.0%)

12.	COMMITMENTS AND CONTINGENCIES:

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

Bayer-Baycol Litigation
The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol®, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer Corporation (Bayer) in the United States through early August 2001, at which time Bayer voluntarily withdrew Baycol from the United States market. Bayer retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of indemnification against Bayer for all costs and expenses the Company incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred to date in defending these proceedings. In 2002 and 2003, Bayer reimbursed the Company for approximately $1.6 million in legal expenses, which was reflected as a credit within selling, general and administrative expense in those years. No amounts were recorded in 2004 or in the first nine months of 2005.

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

On April 12, 2005, the Company announced that it had settled the lawsuit against Cellegy, which terminated the Cellegy License Agreement. The Company will have no further financial obligations to Cellegy and all Fortigel product rights were returned to Cellegy. The settlement agreement provided that Cellegy pay the Company $2 million upon signing. This payment was received on April 12, 2005.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Cellegy also issued to the Company a secured promissory note for $3.0 million, payable in 18 months, with mandatory earlier payments of amounts owed under this note coming from 50% of funds received by Cellegy as royalties, licensing fees and milestone payments from agreements or arrangements related to Cellegy’s Tostrex and Rectogesic products in territories outside of North America, 50% of upfront license fees and/or milestones from Fortigel licenses in North American markets, and 10% of proceeds received by Cellegy in excess of $5.0 million from any financings by Cellegy, except stock or option transactions for the benefit of Cellegy management, key employees or directors. These payments will be made until the amount of the note is paid in full. Cellegy’s obligations under this note are secured by a first priority security interest in favor of the Company in Cellegy’s interests in the payments described above and any proceeds therefrom (and certain related collateral).

Amounts owed under the note may be accelerated upon an event of default, which include (but are not limited to) certain kinds of bankruptcy filings by Cellegy or certain related actions or proceedings, an uncured material breach of Cellegy’s obligations under the note, the security interest no longer being a valid, perfected, first priority security interest, and a default in indebtedness of Cellegy with an aggregate principal amount in excess of $2.0 million that results in the maturity of such indebtedness being accelerated before its stated maturity. Interest accrues at a rate of 12% per annum during any period that Cellegy is in default of its obligations under the secured promissory note.

On May 18, 2005, the Company received a $100,000 payment from Cellegy under the secured promissory note in connection with proceeds received by Cellegy from a private placement. On October 28, 2005 the Company received a $100,000 payment from Cellegy related to a milestone payment.

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

Securities Litigation
In January and February 2002, the Company, its former chief executive officer and its chief financial officer were served with three complaints that were filed in the United States District Court for the District of New Jersey (the Court) alleging violations of the Securities Exchange Act of 1934 (the Exchange Act). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs’ counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint (Second Consolidated and Amended Complaint), which superseded their earlier complaints.

The Second Consolidated and Amended Complaint names the Company, its former chief executive officer and its chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased the Company’s common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Second Consolidated and Amended Complaint is that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as its marketing of Evista® in connection with the October 2001 distribution agreement with Eli Lilly and Company.

In February 2003, the Company filed a motion to dismiss the Second Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. On August 22, 2005, the United States District Court for the District of New Jersey dismissed the Second Consolidated and Amended Class Action Complaint in In re PDI Securities Litigation (Civil Action No.02-cv-0211-JLL) without prejudice to plaintiffs.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

On October 22, 2005, the plaintiffs filed a Third Consolidated and Amended Class Action Complaint. The Third Consolidated and Amended Complaint (like the previously dismissed Second Consolidated and Amended Complaint) names the Company, its former chief executive officer and its chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased the Company’s common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Third Consolidated and Amended Complaint is that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as its marketing of Evista® in connection with the October 2001 distribution agreement with Eli Lilly and Company.

The Company believes that the allegations in this purported securities class action are without merit and intends to file a motion to dismiss the action.

California Class Action Litigation
On September 26, 2005, a purported class action lawsuit was served against the Company in the San Francisco County Superior Court on behalf of certain current and former employees alleging violations of certain sections of the California Labor Code.  In October 2005, the Company filed an answer to the complaint generally denying the allegations set forth in the complaint.  The Company has accrued approximately $3.3 million for potential penalties and other settlement costs. Although this purported class action is in its early stages and the Company intends to defend the action vigorously, there can be no assurance that the ultimate outcome of this action will not have any additional material adverse effect on the Company's business, financial condition and results of operations.

Letters of Credit
As of September 30, 2005, the Company has $8.5 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.

13.	RESTRUCTURING AND OTHER RELATED EXPENSES:

During the third quarter of 2002, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies. All of the restructuring activities have been completed as of September 30, 2005. For the three and nine month periods ending September 30, 2005 and 2004, there were no adjustments to the restructuring accrual. A roll forward of the activity for the 2002 Restructuring Plan is as follows:

	Balance at		Balance at
	December 31, 2004	Payments	September 30, 2005
Administrative severance	$13	$(13)	$-
Exit costs	148	(148)	-
Total	$161	$(161)	$-

14.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company had a net increase in goodwill for the nine months of September 30, 2005. Acquisition costs and additional payments from escrow were partially offset by a reduction in the accrued earnout payment. The Company has determined that no event has occurred that would indicate impairment of the goodwill. Goodwill attributable to the acquisition of InServe Support Solutions (InServe) is $7.8 million. If the businesses related to the InServe goodwill do not achieve forecasted revenue and profitability targets in the near term, some or all of this goodwill may become impaired.

The carrying amounts at September 30, 2005 by operating segment are shown below:

	Sales	Marketing
	Services	Services	Total
Balance at December 31, 2004	$11,132	$12,659	$23,791
Goodwill additions	-	568	568
Goodwill reductions	-	(115)	(115)
Balance at September 30, 2005	$11,132	$13,112	$24,244

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

All identifiable intangible assets recorded as of September 30, 2005 are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.

	At September 30, 2005			At December 31, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$1,826	$1,400	$426	$1,826	$1,126	$700
Customer relationships	17,508	2,159	15,349	17,508	1,163	16,345
Corporate tradename	2,672	320	2,352	2,672	169	2,503
Total	$22,006	$3,879	$18,127	$22,006	$2,458	$19,548

Amortization expense for the quarters ended September 30, 2005 and 2004 was $473,000 and $260,000, respectively. Amortization expense for the nine months ended September 30, 2005 and 2004 was approximately $1.4 million and $567,000, respectively. Estimated amortization expense for the current year and the next four years is as follows:

2005	2006	2007	2008	2009
$ 1,895	$ 1,703	$ 1,281	$ 1,281	$ 1,272

15.	SEGMENT INFORMATION:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2005	2004	2005	2004
Sales services	$68,395	$84,855	$211,203	$254,583
Marketing services	8,091	7,152	26,922	19,548
PPG	-	515	-	2,501
Total	$76,486	$92,522	$238,125	$276,632

Operating (loss) income:
Sales services	$(8,409)	$8,451	$(9,263)	$26,819
Marketing services	278	410	607	769
PPG	(119)	174	(365)	(508)
Total	$(8,250)	$9,035	$(9,021)	$27,080

Reconciliation of (loss) income from operations
to (loss) income before income taxes
Total (loss) income from operations	$(8,250)	$9,035	$(9,021)	$27,080
Other income, net	783	231	6,577	860
(Loss) income before income taxes	$(7,467)	$9,266	$(2,444)	$27,940

Capital expenditures
Sales services	$184	$2,697	$1,597	$7,699
Marketing services	114	75	2,818	75
PPG	-	-	-	-
Total	$298	$2,772	$4,415	$7,774

Depreciation expense
Sales services	$778	$947	$2,442	$3,284
Marketing services	144	152	392	394
PPG	-	3	-	28
Total	$922	$1,102	$2,834	$3,706

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

16.	IMPAIRMENT OF LONG-LIVED ASSETS:
The Company had a $2.8 million write-down in the second quarter of 2005 of its Siebel sales force automation software. Due to the migration of the Company’s sales force automation software to the Dendrite platform, it was determined during the second quarter of 2005 that our Siebel sales force automation software was impaired and a write-down of the asset was necessary. The write-down was included in operating expense in the sales services segment.

17.	CHANGE IN EXECUTIVE MANAGEMENT:

On August 10, 2005, the Company announced that Bernard C. Boyle, the Chief Financial Officer of PDI, Inc., would resign from his position with the Company effective December 31, 2005. Pursuant to a September 23, 2005 Memo of Understanding between the Company and Mr. Boyle, the Company agreed, among other things, to make certain payments to Mr. Boyle upon the termination of his employment. Accordingly, Mr. Boyle will receive approximately $1.5 million in compensation, which was recognized in the third quarter of 2005.

18.	SUBSEQUENT EVENT:

On October 21, 2005, the Company announced the resignation of Charles T. Saldarini as Vice Chairman and Chief Executive Officer. Mr. Saldarini also resigned as a member of the Board of Directors. As per the terms of his employment agreement, Mr. Saldarini is entitled to approximately $2.8 million, which will be recognized in the fourth quarter of 2005. Also effective that date, Larry Ellberger was named interim Chief Executive Officer. Mr. Ellberger was formerly Executive Vice President and Chief Administrative Officer of the Company.

PDI, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Various statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions, the impact of any stock repurchase programs and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Some of the important factors that could cause actual results to differ materially from those indicated by the forward-looking statements are general economic conditions, changes in our operating expenses, adverse patent rulings, FDA, legal or accounting developments, competitive pressures, failure to meet performance benchmarks in significant contracts, changes in customer and market requirements and standards, the adequacy of the reserves the Company has taken, the financial visibility of certain companies whose debt and equity securities we hold, outcome of certain litigations, and the Company’s ability to implement its current business plans. This report also includes payments that Cellegy is obligated to make in the future. There is no assurance that these payments will be made and that Cellegy will remain financially viable and able to make the required payments. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth in “Risk Factors” under Part I, item 1, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC, and (iii) set forth in the Company’s periodic reports on Forms 10-Q and 8-K as filed with the SEC since January 1, 2005. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We have assembled our commercial capabilities through acquisitions and internal expansion. These capabilities can be applied on a stand-alone or integrated basis. This flexibility enables us to provide a wide range of marketing and promotional options that can benefit many different products throughout the various stages of their lifecycles.

It is important for us to form strong relationships with companies within the biopharmaceutical and MD&D industries. Our focus is to achieve operational excellence that delivers the desired product sales results.

We are among the leaders in outsourced sales and marketing services in the U.S. We have designed and implemented programs for many of the major pharmaceutical companies serving the U.S. market. Our clients include AstraZeneca, GSK, Pfizer and Sanofi-Aventis, as well as many smaller and specialty pharmaceutical companies. Our relationships are built on consistent performance and program results.

Our clients engage us on a contractual basis to design and implement promotional programs for both prescription and over-the-counter products. The programs are designed to increase product sales and are tailored to meet the specific needs of the product and the client. These services are provided predominantly on a fee for service basis. Some contracts include incentives that enable us to earn additional fees if we meet or exceed predetermined performance targets. Contracts may be terminated for cause if we fail to meet stated performance criteria.

PDI, INC.

Reporting Segments and Operating Groups

As a result of our acquisition of Pharmakon we restructured certain management responsibilities and changed our internal financial reporting. Consequently, we determined that our reporting segments were required to be amended. Accordingly, we now report under the following three segments: Sales Services, Marketing Services and PDI Products Group (PPG).

Sales Services

This segment includes dedicated teams, Select Access teams and medical teams. This segment, which focuses on product detailing and clinical education, represented 88.7% of consolidated revenue for the nine months ended September 30, 2005.

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

Marketing Services

This segment, which includes PDI Education and Communications (PDI Edcomm), Pharmakon, and TVG Marketing Research and Consulting, represented 11.3% of consolidated revenue for the nine months ended September 30, 2005.

PDI Products Group (PPG)

The goal of the PPG segment has been to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the nine months ended September 30, 2005.

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

PDI, INC.

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

TVG Marketing Research and Consulting

TVG Marketing Research and Consulting (MR&C) employs leading edge, in some instances proprietary, research methodologies. We provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services, including studies to identify the most impactful business strategy, profile, positioning, message, execution, implementation and post implementation for a product. Our marketing research model improves the knowledge cliets obtain about how physicians and other healthcare professionals will likely react to products.

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

The contracts within the products group can be either performance based or fee for service and may require sales, marketing and distribution of product. In performance based contracts, we typically provide and finance a portion, if not all, of the commercial activities in support of a brand in return for a percentage of product sales. An important performance parameter is normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases, for periods after our promotional activities have ended.

PDI, INC.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Service, net	100.0%	100.0%	100.0%	100.4%
Product, net	0.0%	0.0%	0.0%	(0.4%)
Total revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of goods and services:
Program expenses	83.6%	73.6%	80.7%	73.6%
Cost of goods sold	0.0%	0.0%	0.0%	0.1%
Total cost of goods and services	83.6%	73.6%	80.7%	73.7%

Gross profit	16.4%	26.4%	19.3%	26.3%

Compensation expense	12.3%	9.1%	10.5%	9.6%
Other selling, general and administrative expenses	10.1%	7.2%	9.7%	6.5%
Asset impairment	-	-	1.2%	-
Legal and related costs	4.7%	0.3%	1.7%	0.4%
Total operating expenses	27.2%	16.6%	23.1%	16.5%

Operating (loss) income	(10.8%)	9.8%	(3.8%)	9.8%
Other income, net.	1.0%	0.2%	2.8%	0.3%

(Loss) income before income taxes	(9.8%)	10.0%	(1.0%)	10.1%
Benefit (provision) for income taxes	4.3%	(4.1%)	1.1%	(4.1%)

Net (loss) income	(5.5%)	5.9%	0.1%	6.0%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue
Revenue for the quarter ended September 30, 2005 was $76.5 million, 17.3% less than revenue of $92.5 million for the quarter ended September 30, 2004. Revenue from the sales services segment for the quarter ended September 30, 2005 was $68.4 million, 19.4% less than revenue of $84.9 million from that segment for the comparable prior year period. This decrease is mostly attributable to the previously announced reduction of the AstraZeneca sales force. This reduction is expected to result in a $54.0 million revenue decrease for all of 2005 when compared with the full year of 2004. The effect of this reduction on the third quarter was approximately $10.5 million. The remaining $6.0 million net decrease in revenue is primarily attributable to the loss of the Novartis contract and one other dedicated contract in the second quarter of 2005. Revenue for the marketing services segment was $8.1 million in the quarter ended September 30, 2005, 13.1% more than the $7.2 million in the comparable prior year period. This increase is attributable to the revenue generated in the quarter by Pharmakon (which we acquired in August 2004). Excluding Pharmakon, revenue for the marketing services segment was $4.6 million for the quarter ended September 30, 2005, a decrease of 22.7% from the comparable prior year period. This decrease can be attributed to our business development efforts yielding fewer projects in the third quarter of 2005 versus the comparable prior year period. The PPG segment did not have any revenue in the third quarter of 2005 and we do not anticipate any revenue for this segment during the remainder of 2005. Revenue for the PPG segment for the quarter ended September 30, 2004 was $515,000, which consisted primarily of Lotensin royalties.

PDI, INC.

Cost of goods and services
Cost of goods and services for the quarter ended September 30, 2005 was $63.9 million, 6.2% less than cost of goods and services of $68.1 million for the quarter ended September 30, 2004. As a percentage of total net revenue, cost of goods and services increased to 83.6% for the quarter ended September 30, 2005 from 73.6% in the comparable prior year period. Program expenses (i.e., cost of services) associated with the sales services segment for the quarter ended September 30, 2005 were $59.1 million, 7.3% less than program expenses of $63.8 million for the prior year period. As a percentage of sales services segment revenue, program expenses for the quarter increased to 86.4% from 75.1% in the prior year period, which results in a reduction of gross profit margin of 11.3%. Cost reduction efforts by our clients have led to more stringent contract terms resulting in lower gross profit margins. Additionally, the reduction in gross profit percentage partially resulted from market conditions that led to increases in in-territory expenses, particularly travel and fuel costs. These increases were at higher rates than specified in our contracts, requiring us to absorb the excess, lowering our gross profits.

Cost of goods and services associated with the marketing services segment were $4.8 million, a $430,000 increase over the comparable prior year period. This increase is attributable to the acquisition of Pharmakon in August of 2004. Excluding Pharmakon, the cost of goods and services decreased in this segment by approximately 20.5%. This decrease can be attributed to fewer projects in the third quarter of 2005 versus the comparable prior year period. Additionally, the gross profit margin has declined compared to the prior year period as a result of the change in the mix of services provided for the quarter ended September 30, 2005. Cost of goods and services associated with the PPG segment were zero and approximately $11,000 for the quarters ended September 30, 2005 and 2004, respectively.

Compensation expense
Compensation expense for the quarter ended September 30, 2005 was $9.4 million, 12.1% more than $8.4 million for the comparable prior year period. This increase is primarily due to $1.7 million in executive severance costs that were recognized in the third quarter, partially offset by reduced amounts of incentive compensation. As a percentage of total net revenue, compensation expense increased to 12.3% for the quarter ended September 30, 2005 as compared to 9.1% in the comparable prior year period. Compensation expense for the quarter ended September 30, 2005 attributable to the sales services segment was $7.6 million compared to $6.8 million for the quarter ended September 30, 2004; as a percentage of revenue it increased to 11.1% from 8.0% in the comparable prior year period. This increase is attributable to training initiatives in the quarter of approximately $950,000. Compensation expense for the quarter ended September 30, 2005 attributable to the marketing services segment was $1.8 million, approximately 28.2% more than the comparable prior year period. This increase can be attributed to additional compensation expense associated with our Pharmakon business unit offset by a reduction in the bonus accrual for the current three month period. As a percentage of revenue, compensation expense for the quarter ended September 30, 2005, increased to 22.3% from 19.6% in the comparable prior year period, mostly attributable to the lower revenue base associated with the MR&C and EdComm units. Compensation expense associated with the PPG segment was $0 for the quarter ended September 30, 2005 as compared to $216,000 for the quarter ended September 30, 2004. In the third quarter of 2004, the compensation expense attributed to PPG was primarily related to allocated costs and to severance related activities associated with the de-emphasizing of that segment in 2004.

Other selling, general and administrative expenses
Total other selling, general and administrative expenses were $7.8 million for the quarter ended September 30, 2005, 16.0% more than other selling, general and administrative expenses of $6.7 million for the quarter ended September 30, 2004. This $1.1 million difference includes approximately $430,000 in increased marketing expenses and approximately $400,000 spent on handheld devices for the Select Access sales force automation platform which was announced earlier in the year. Other selling, general and administrative expenses attributable to the sales services segment for the quarter ended September 30, 2005 were $6.6 million, which was 9.6% of revenue, compared to other selling, general and administrative expenses for the comparable prior year period of $5.6 million, or 6.6% of revenue. This increase is primarily due to the increased marketing costs and sales force automation initiative described above. Other selling, general and administrative expenses attributable to the marketing services segment for the quarter ended September 30, 2005 were approximately $1.2 million, compared to $951,000 for the comparable prior year period; this increase can be attributed to additional expense associated with our Pharmakon business unit, as well as the amortization costs associated with the acquisition. Other selling, general and administrative expenses associated with the PPG segment were approximately $3,000, which is compared to $113,000 in the comparable prior year period.

Legal and related costs
PDI had approximately $3.6 million in actual and accrued legal expenses for the quarter ended September 30, 2005 compared to approximately $255,000 in the comparable prior year period. This large increase is attributable to the litigation accrual of $3.3 million associated with the California class action lawsuit. For details on this lawsuit, see Note 12.

PDI, INC.

Operating (loss) income
There was an operating loss for the quarter ended September 30, 2005 of approximately $8.3 million compared to operating income of $9.0 million in the comparable prior year period. The decrease can be attributed to several factors, including: (1) the reduction in the size of the dedicated contract sales force; (2) lower gross profit margins in the third quarter of 2005 versus the comparable prior year period; (3) increased legal costs of $3.3 million; and (4) executive severance costs of $1.7 million. There was an operating loss of $8.4 million for the quarter ended September 30, 2005 for the sales services segment, $16.9 million less than operating income of $8.5 million for that segment in the comparable prior year period due primarily to the reasons listed above. Operating income for the marketing services segment was $278,000 for the quarter ended September 30, 2005 compared to operating income of $410,000 in that segment for the comparable prior year period. As a percentage of revenue, operating income for the marketing services segment was 3.4% for the quarter ended September 30, 2005 as compared to 5.7% for the quarter ended September 30, 2004. The PPG segment had an operating loss of $119,000 for the quarter ended September 30, 2005 compared to operating income of $174,000 in the comparable prior year period. The PPG operating loss for the quarter ended September 30, 2005 is attributable to legal expenses relating to the Cellegy litigation settlement; the operating income for the quarter ended September 30, 2004 was primarily attributable to Lotensin royalties.

Other income, net
Other income, net, for the quarters ended September 30, 2005 and 2004 was $783,000 and $231,000, respectively, and was composed primarily of interest income. For the quarter ended September 30, 2004 other income was partially offset by a $264,000 loss on disposal of assets. The increase in interest income is primarily due to higher interest rates in the quarter ended September 30, 2005.

Benefit (provision) for income taxes
The federal and state corporate income tax benefit was approximately $3.3 million for the quarter ended September 30, 2005, compared to income tax expense of $3.8 million for the quarter ended September 30, 2004. The effective tax benefit rate for the quarter ended September 30, 2005 was 44.0%, compared to an effective tax rate of 41.0% for the quarter ended September 30, 2004.

Net (loss) income
There was a net loss for the quarter ended September 30, 2005 of approximately $4.2 million, compared to net income of approximately $5.5 million in the comparable prior year period.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue
Revenue for the nine months ended September 30, 2005 was $238.1 million, 13.9% less than revenue of $276.6 million for the nine months ended September 30, 2004. Revenue from the sales services segment for the nine months ended September 30, 2005 was $211.2 million, 17.0% less than revenue of $254.6 million from that segment for the comparable prior year period. This decrease is mostly attributable to the previously announced reduction of the AstraZeneca sales force. This reduction is expected to result in a $54.0 million revenue decrease for all of 2005. The effect of this reduction for the nine months ended September 30, 2005 was approximately $45.2 million, which was partially offset by a net increase in revenue from other clients of $1.8 million. Revenue for the marketing services segment was $26.9 million for the nine months ended September 30, 2005, 37.7% more than the $19.5 million in the comparable prior year period. For the nine month period ended September 30, 2005, this increase can be attributed to the revenue generated by Pharmakon, which was acquired on August 31, 2004. Excluding Pharmakon, revenue for the marketing services segment was $14.6 million for the nine months ended September 30, 2005, a decrease of 20.3% from the comparable prior year period. This decrease can be attributed to our business development efforts yielding fewer projects during the first nine months of 2005 versus the comparable prior year period. The PPG segment did not have any revenue for the nine months ended September 30, 2005 and we do not anticipate any revenue for this segment during the remainder of 2005. Revenue for the PPG segment for the nine months ended September 30, 2004 was $2.5 million. This consisted primarily of Lotensin royalties, partially offset by a $1.2 million increase in the Ceftin reserve.

We have been and will continue investing in business development and marketing in order to expand and refocus our efforts to capture a greater share of the markets we serve. The full effects of this effort may not be realized until 2006-2007.

PDI, INC.

Cost of goods and services
Cost of goods and services for the nine months ended September 30, 2005 was $192.2 million, 5.7% less than cost of goods and services of $203.9 million for the nine months ended September 30, 2004. As a percentage of total net revenue, cost of goods and services increased to 80.7% for the nine months ended September 30, 2005 from 73.7% in the comparable prior year period. Program expenses associated with the sales services segment for the nine months ended September 30, 2005 were $176.0 million, 8.3% less than program expenses of $192.0 million for the prior year period. As a percentage of sales services segment revenue, program expenses for the nine months ended September 30, 2005 and 2004 were 83.3% and 75.4%, respectively, a reduction of gross profit margin of 7.9%. Market conditions that led to increases in field compensation and other field costs (i.e. fuel and travel costs) have contributed to the reduction in gross profit percentage. These increases were at higher rates than specified in our contracts, requiring us to absorb the excess, lowering our gross profits. Additionally, cost reduction efforts by our major clients have led to more stringent contract terms resulting in lower gross profit margins. Cost of goods and services associated with the marketing services segment were $16.2 million, a $4.5 million increase over the comparable prior year period. This increase can be attributed to the acquisition of Pharmakon in August 2004. Excluding Pharmakon, the cost of goods and services decreased in this segment by approximately $1.4 million or 13.1%. The gross profit margin has declined compared to the prior year period as a result of the change in the mix of services provided as well as the general cost reduction efforts of our clients. Cost of goods and services associated with the PPG segment were zero and $254,000 for the nine months ended September 30, 2005 and 2004, respectively. The cost of goods and services for this segment in 2004 consisted primarily of expenses associated with the selling of the Xylos wound care product which ended May 16, 2004.

Compensation expense
Compensation expense for the nine months ended September 30, 2005 was $25.0 million, 6.0% less than $26.5 million for the comparable prior year period. This decrease was primarily due to reduced amounts of incentive compensation and reduction in support services headcount. Compensation expense for the nine months ended September 30, 2005 attributable to the sales services segment was $19.1 million compared to $19.9 million for the nine months ended September 30, 2004; as a percentage of revenue, compensation expense increased to 9.0% for the nine month period ended September 30, 2005 from 7.8% in the comparable prior year period. Compensation expense for the nine months ended September 30, 2005 attributable to the marketing services segment was $5.9 million, approximately 23.7% more than the comparable prior year period. This increase can be attributed to additional compensation expense associated with our Pharmakon business unit. As a percentage of revenue, compensation expense decreased to 22.0% from 24.4% in the comparable prior year period. Compensation expense associated with the PPG segment was $0 for the nine months ended September 30, 2005 as compared to $1.9 million for the nine months ended September 30, 2004. A large portion of compensation expense for the nine months ended September 20, 2004 in the PPG segment was for severance related activities associated with the de-emphasizing of that segment in 2004.

Other selling, general and administrative expenses
Total other selling, general and administrative expenses were $23.2 million for the nine months ended September 30, 2005, 29.0% more than other selling, general and administrative expenses of $17.9 million for the comparable prior year period. The $5.3 million increase in other selling, general and administrative expenses through September 30, 2005, includes $1.3 million related to Pharmakon, which was acquired on August 31, 2004. Another component was the allowance for credit losses of $755,000 established for the TMX loans. (See Note 5 for further details). The remaining increase was attributable to outsourcing services related to IT support, facility and moving related costs, and increased business development expenditures. Outsourcing expenses have increased approximately $1.2 million for the nine months ended September 30, 2005 as compared to the comparable prior year period. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 9.7% for the nine months ended September 30, 2005 from 6.5% in the comparable prior year period. Other selling, general and administrative expenses attributable to the sales services segment for the nine months ended September 30, 2005 were $19.0 million, which was 9.0% of revenue, compared to other selling, general and administrative expenses of $14.8 million, or 5.8% of revenue, in the comparable prior year period. This increase is primarily due to an increase in overhead costs mentioned above. Other selling, general and administrative expenses attributable to the marketing services segment for the nine month period ended September 30, 2005 was approximately $4.2 million compared to $2.3 million for the comparable prior year period; this increase can be attributed to additional expense associated with our Pharmakon business unit, as well as the amortization costs associated with the acquisition. For the nine months ended September 30, 2005 there was $8,000 of other selling, general and administrative expenses associated with the PPG segment. For the nine months ended September 30, 2004 the total other selling, general and administrative expenses associated with the PPG segment were approximately $864,000.

PDI, INC.

Asset impairment
Due to the migration of our sales force automation software to the Dendrite system, we made a determination during the second quarter of 2005 that our Siebel sales force automation software was impaired and a write-down of the asset was necessary. The amount of the write-down was approximately $2.8 million and was included in operating expense in the sales services segment.

Legal and related costs
PDI had approximately $4.0 million in actual and accrued legal expenses for the nine months ended September 30, 2005 compared to approximately $1.1 million in the comparable prior year period. This large increase is attributable to the litigation accrual of $3.3 million associated with the California class action lawsuit. For details on this lawsuit, see Note 12.

Operating (loss) income
There was an operating loss for the nine months ended September 30, 2005 of approximately $9.0 million compared to operating income of $27.1 million in the comparable prior year period. This large decrease can be attributed to several factors, including the reduction in the size of the dedicated contract sales force and lower gross profit margins (as discussed above) in the first nine months of 2005 versus the comparable prior year period. There was an operating loss for the nine months ended September 30, 2005 for the sales services segment of approximately $9.3 million, $36.1 million less than the operating income of $26.8 million for that segment in the comparable prior year period. Operating income for the marketing services segment was $607,000 for the nine months ended September 30, 2005 compared to operating income of $769,000 in that segment for the comparable prior year period. As a percentage of revenue, operating income for the marketing services segment was 2.3% for the nine months ended September 30, 2005 as compared to 3.9% for the nine months ended September 30, 2004. The PPG segment had an operating loss of $365,000 for the nine months ended September 30, 2005 attributable to Cellegy litigation costs, compared to an operating loss of $508,000 in the comparable prior year period. The operating loss for the nine months ended September 30, 2004 was primarily attributable to the increase in the Ceftin reserve.

Other income, net
Other income, net, for the nine months ended months ended September 30, 2005 and 2004 was $6.6 million and $860,000, respectively. In June of 2005, we sold our ownership interest in In2Focus for approximately $4.4 million, which is the main component of other income for the nine months ended months ended September 30, 2005 (See Note 5 for more details on the transaction). The remaining $2.2 million was primarily attributable to interest income. The other income for the nine months ended September 30, 2004 consisted primarily of interest income. The increase in interest income was due primarily to the increase in interest rates.

Benefit (provision) for income taxes
The federal and state corporate income tax benefit was approximately $2.7 million for the nine months ended September 30, 2005, compared to income tax expense of $11.5 million for the nine months ended September 30, 2004. The effective tax benefit rate for the nine months ended September 30, 2005 was 111.0%, compared to an effective tax rate of 41.0% for the nine months ended September 30, 2004.

The tax benefit includes the reversal of a $1.7 million valuation allowance on capital loss carryforwards in the second quarter that the company will realize in 2005 as a result of the In2Focus sale. The Company also recorded a one-time benefit for a state tax refund received in the second quarter. Additionally, the company accrued $3.3 million, which includes potential in penalties in connection with the purported California class action lawsuit (see Note 12). These potential penalties are not expected to be tax deductible. Without the release of the valuation allowance, the state tax refund, and non-deductible potential penalties, the tax benefit rate for the nine months ended September 30, 2005 would be 37.2%.

Net income
Net income for the nine months ended September 30, 2005 was approximately $268,000, compared to net income of approximately $16.5 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents and short-term investments of approximately $98.1 million and working capital of $94.9 million, compared to cash and cash equivalents and short-term investments of approximately $109.5 million and working capital of approximately $96.2 million at December 31, 2004.

PDI, INC.

For the nine months ended September 30, 2005, net cash provided by operating activities was $2.0 million, compared to $24.7 million net cash provided by operating activities for the nine months ended September 30, 2004. The net changes in the “Other changes in assets and liabilities” section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period. Non-cash net charges include $4.3 million in depreciation and amortization, $3.1 million in asset impairment and loss on disposal of assets and $5.6 million for deferred taxes.

As of September 30, 2005, we had $9.0 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of September 30, 2005, we had $13.1 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the nine months ended September 30, 2005, net cash provided by investing activities was $22.4 million as compared to $68.9 million used in investing activities for the comparable period. We received approximately $24.3 million in 2005 from the sale of a portion of our laddered portfolio of investment grade debt instruments as compared to the purchase of approximately $32.8 million in investments in the prior year period. Our portfolio is comprised of U.S. Treasury and U.S. Federal Government agencies’ bonds, municipal bonds, and commercial paper. We are focused on preserving capital, maintaining liquidity, and maximizing returns in accordance with our investment criteria. We incurred approximately $4.4 million of capital expenditures primarily associated with the relocation of our offices within the Marketing Services group. Capital expenditures for the nine months ended September 30, 2004 were $7.8 million. For both periods, all capital expenditures were funded out of available cash.

On August 31, 2004, we acquired substantially all of the assets of Pharmakon, LLC in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions SFAS No. 141. We made payments to the members of Pharmakon, LLC on August 31, 2004 of $27.4 million, of which $1.5 million was deposited into an escrow account, and assumed approximately $2.6 million in net liabilities. As of September 30, 2005 we still hold $500,000 in the escrow account, which is recorded in other assets on our balance sheet and will be paid out during 2006, subject to certain working capital adjustments. Approximately $1.1 million in direct costs of the acquisition were also capitalized. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC received approximately $1.4 million in additional payments on April 1, 2005 for the year ended December 31, 2004. Additionally, the members of Pharmakon, LLC can still earn up to an additional $6.7 million in cash based upon achievement of certain annual profit targets through December 2006. In connection with this transaction, we have recorded $12.6 million in goodwill and $18.9 million in other identifiable intangibles.

For the nine months ended September 30, 2005, net cash used in financing activities was approximately $11.6 million. Approximately $12.9 million was used in the repurchasing of shares on the open market. This was partially offset by proceeds from the exercise of stock options and the issuance of shares under the employee stock purchase plan of $1.2 million.

On April 27, 2005, our Board of Directors authorized us to repurchase up to one million shares of our common stock. On July 6, 2005, we announced that our Board of Directors had authorized the repurchase of an additional one million shares. As of September 30, 2005 we had repurchased approximately one million shares and made cash payments of approximately $12.8 million. We intend to continue to repurchase shares on the open market or in privately negotiated transactions or both. Some or all of the repurchases will be made pursuant to a Company 10(b)5-1 Plan. All purchases will be made from our available cash. A reconciliation of the number of shares repurchased as of September 30, 2005 is as follows:

	Average. Price	Shares
Period	Per Share	Purchased

October 2001	$ 22.00	5,000
May 2005	$ 12.36	226,900
June 2005	$ 11.92	353,330
July 2005	$ 13.77	315,570
August 2005	$ 14.39	101,100

Total	$ 12.90	1,001,900

PDI, INC.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the nine months September 30, 2005, we had three major clients that accounted for approximately 32.6%, 21.2% and 15.3%, respectively, or a total of 69.1% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations. For example, in December 2004, we announced a reduction in the aggregate number of representatives that we deployed for AstraZeneca. This reduction is expected to decrease revenue generated from AstraZeneca in 2005 by approximately $54.0 million versus revenues generated in 2004.

On June 21, 2005, we signed an agreement to sublease our first floor, approximately 16,000 square feet. The sublease was for a five year term commencing on July 15, 2005, and will provide approximately $2 million in lease payments over the five year period. The table below summarizes our lease payment obligations for the next five years. While we will receive cash payments for the sublease beginning in August of 2005, the cash received from the sublease will be entirely offset by the broker’s fee in 2005.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation as of September 30, 2005 was carried out under the supervision and with the participation of the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PDI, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Litigation

In January and February 2002, we, our former chief executive officer and our chief financial officer, were served with three complaints that were filed in the United States District Court for the District of New Jersey alleging violations of the Exchange Act. These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed Lead Plaintiffs and Lead Plaintiffs’ counsel. On or about December 13, 2002, Lead Plaintiffs filed the Second Consolidated and Amended Complaint, which superseded their earlier complaints.

The Second Consolidated and Amended Complaint names us, our former chief executive officer and our chief financial officer as defendants; purports to state claims against us on behalf of all persons who purchased our common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Second Consolidated and Amended Complaint is that we intentionally or recklessly made false or misleading public statements and omissions concerning our financial condition and prospects with respect to our marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, our marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as our marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly and Company.

In February 2003, we filed a motion to dismiss the Second Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. On August 22, 2005, the United States District Court for the District of New Jersey dismissed the Second Consolidated and Amended Class Action Complaint in In re PDI Securities Litigation (Civil Action No.02-cv-0211-JLL) without prejudice to plaintiffs.

On October 22, 2005, the plaintiffs filed a Third Consolidated and Amended Class Action Complaint. The Third Consolidated and Amended Complaint (like the previously dismissed Second Consolidated and Amended Complaint) names us, our former chief executive officer and our chief financial officer as defendants; purports to state claims against us on behalf of all persons who purchased our common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Third Consolidated and Amended Complaint is that we intentionally or recklessly made false or misleading public statements and omissions concerning our financial condition and prospects with respect to our marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, our marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as our marketing of Evista® in connection with the October 2001 distribution agreement with Eli Lilly and Company.

We believe that the allegations in this purported securities class action are without merit and intend to file a motion to dismiss the action.

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred to date in defending these proceedings. In 2002 and 2003, Bayer reimbursed us for approximately $1.6 million in legal expenses, which was reflected as a credit within selling, general and administrative expense in those years. No amounts were recorded in 2004 or in the first nine months of 2005.

PDI, INC.

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

On April 12, 2005, we announced that we had settled the lawsuit against Cellegy, which terminated the Cellegy License Agreement. We will have no further financial obligations to Cellegy and all Fortigel product rights will be returned to Cellegy. The settlement agreement provided that Cellegy pay us $2 million upon signing. This payment was received on April 12, 2005. Cellegy also issued to us a secured promissory note for $3 million, payable in 18 months, with mandatory earlier payments of amounts owed under this note coming from 50% of funds received by Cellegy as royalties, licensing fees and milestone payments from agreements or arrangements related to Cellegy’s Tostrex and Rectogesic products in territories outside of North America, 50% of upfront license fees and/or milestones from Fortigel licenses in North American markets, and 10% of proceeds received by Cellegy in excess of $5 million from any financings by Cellegy, except stock or option transactions for the benefit of Cellegy management, key employees or directors. These payments will be made until the amount of the note is paid in full. Cellegy’s obligations under this note are secured by a first priority security interest in favor of us in Cellegy’s interests in the payments described above and any proceeds therefrom (and certain related collateral). Amounts owed under the note may be accelerated upon an event of default, which include (but are not limited to) certain kinds of bankruptcy filings by Cellegy or certain related actions or proceedings, an uncured material breach of Cellegy’s obligations under the note, the security interest no longer being a valid, perfected, first priority security interest, and a default in indebtedness of Cellegy with an aggregate principal amount in excess of $2 million that results in the maturity of such indebtedness being accelerated before its stated maturity. Interest accrues at a rate of 12% per annum during any period that Cellegy is in default of its obligations under the secured promissory note.

On May 18, 2005, and we received a $100,000 payment from Cellegy under the secured promissory note in connection with proceeds received by Cellegy from a private placement. On October 28, 2005 we received an additional $100,000 payment from Cellegy related to a milestone payment.

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

California Class Action Litigation

On September 26, 2005, a purported class action lawsuit was served against us in the San Francisco County Superior Court on behalf of certain current and former employees alleging violations of certain sections of the California Labor Code.  In October 2005, we filed an answer to the complaint generally denying the allegations set forth in the complaint.  We have accrued approximately $3.3 million for potential penalties and other settlement costs. Although this purported class action is in its early stages and we intend to defend the action vigorously, there can be no assurance that the ultimate outcome of this action will not have any additional material adverse effect on our business, financial condition and results of operations.

Other Legal Proceedings

We are currently a party to other legal proceedings incidental to our business. Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse effect on our business, financial condition and results of operations.

PDI, INC.

Item 6. Exhibits

Exhibit Index is included after signatures. New exhibits, listed as follows, are attached:

Exhibit No.	Description

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.1.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.2.

32.1	Certification of Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.1.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.2.

PDI, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2005	PDI, INC.
(Registrant)

By: /s/ Larry Ellberger
Larry Ellberger
Interim Chief Executive Officer

By: /s/ Bernard C. Boyle
Bernard C. Boyle
Chief Financial and Accounting Officer