Form 10-K
period 2005-12-31
PDI INC
filed 2006-03-17
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to_________________

Commission file Number: 0-24249

PDI, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2919486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Saddle River Executive Centre 1 Route 17 South, Saddle River, NJ 07458
(Address of principal executive offices and zip code)

(201) 258-8450
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant's common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $96,053,154 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 1, 2006, 13,922,434 shares of the registrant's common stock, $.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended December 31, 2005, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PDI Inc.
Annual Report on Form 10-K
Table of Contents

PDI, INC.
Annual Report on Form 10-K (Continued)

FORWARD LOOKING STATEMENT INFORMATION

Various statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Some of the important factors that could cause actual results to differ materially from those indicated by the forward-looking statements are general economic conditions, the termination of or material reduction in the size of any of our customer contracts, changes in our operating expenses, adverse patent rulings, FDA, legal or accounting developments, competitive pressures, failure to meet performance benchmarks in significant contracts, changes in customer and market requirements and standards, the impact of any stock repurchase programs, the adequacy of the reserves we have taken, the financial viability of certain companies whose debt and equity securities we hold, the outcome of certain litigations and our ability to implement our current and future business plans. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, and (ii) set forth under the headings “Business” and “Risk Factors” in Part I, Items 1 and 1A, respectively, Item 1; “Legal Proceedings” in Part I, Item 3; and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PDI, INC.
Annual Report on Form 10-K (Continued)

PART I

ITEM 1. BUSINESS

Summary of Business

We are a diversified sales and marketing services company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries. We commenced operations as a contract sales organization in 1987 and we completed our initial public offering in May 1998.

We create and execute sales and marketing programs for our clients with the goal of demonstrating our ability to add value to their products and maximize their sales performance. We have a variety of agreement types that we enter into with our clients.  In these agreements, we leverage our experience in sales, medical education and marketing research to help our clients meet strategic and financial objectives.

We have assembled our commercial capabilities through organic growth, acquisitions and internal expansion. Our portfolio of services enables us to provide a wide range of marketing and promotional options that can benefit many different products throughout the various stages of their life cycles.

It is important for us to form strong relationships with companies within the biopharmaceutical and MD&D industries. Our focus is to achieve operational excellence that delivers the desired product sales results.

We are among the leaders in outsourced sales and marketing services in the U.S. We have designed and implemented programs for many of the major pharmaceutical companies serving the U.S. market. Our clients include AstraZeneca, Eli Lilly, GlaxoSmithKline (GSK), Novartis Pharmaceutical Corporation (Novartis), Pfizer and Sanofi-Aventis, as well as many emerging and specialty pharmaceutical companies such as Allergan and Ferring Pharmaceuticals. Our relationships are built on the quality of our performance and program results delivered.

Our clients engage us on a contractual basis to design and implement promotional programs for both prescription and over-the-counter products. The programs are designed to increase product sales and are tailored to meet the specific needs of the product and the client. These services are provided predominantly on a fee for service basis. These contracts can include incentive payments that can be earned if our activities generate results that meet or exceed performance targets. Contracts may be terminated with or without cause by our clients. Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks.

Reporting Segments and Operating Groups

During the fourth quarter of 2004, as a result of our acquisition of Pharmakon LLC, we restructured certain management responsibilities and changed our internal financial reporting. As a result of these changes we determined that our reporting segments required modification. Accordingly, we now report under the following three segments: Sales Services, Marketing Services and PDI Products Group (PPG). As a result of our de-emphasis of the PPG Segment, we do not plan to report the PPG activity as a separate segment beginning in 2006.

Sales Services

This segment includes our Dedicated Teams and Select Access’ Teams (formerly referred to as Shared Teams), medical device and diagnostics (MD&D) contract sales and MD&D InServe clinical teams. This segment, which focuses on product detailing, represented 89.1% of consolidated revenue for the year ended December 31, 2005.

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

PDI, INC.
Annual Report on Form 10-K (Continued)

Select AccessTM

Select Access represents a shared sales team business model where multiple non-competing brands are represented for different pharmaceutical companies. Using these teams, we make a face-to-face selling resource available to those clients that want an alternative to a dedicated team. PDI Select Access is a leading provider of these detailing programs in the U.S. Since costs are shared among various companies, these programs may be less expensive for the client than programs involving a dedicated sales force. With a shared sales team, the client still gets targeted coverage of its physician audience within the representatives’ geographic territories.

MD&D Contract Sales and Clinical Teams

We also provide contract sales services within the MD&D market. We leveraged our knowledge from years of providing sales forces to the pharmaceutical industry and applied it to our MD&D business. As a result, we offer the provision of contract sales forces as one of the services that we market to the MD&D industry to assist our clients in improving product sales. Our Clinical Teams group provides an array of sales and marketing services to the MD&D industry. Its core service is the provision of clinical after sales support teams. Our clinical after sales support teams employ nurses, medical technologists, and other clinicians who train and provide hands-on clinical education and after sales support to the medical staff of hospitals and clinics that recently purchased our clients’ equipment. We will be winding down the operations of our MD&D Clinical Teams during the first half of 2006 and we will not be offering these services thereafter. We continue to offer contract sales services to MD&D companies through our Dedicated Teams business unit.

Marketing Services

This segment, which includes Pharmakon, TVG Marketing Research and Consulting and PDI Education and Communication, represented 10.9% of consolidated revenue for 2005.

Pharmakon

Pharmakon’s emphasis is on the creation, design and implementation of promotional interactive peer persuasion programs. Each marketing program can be offered through a number of different venues, including teleconferences, dinner meetings, “lunch and learns,” and web casts. Within each of our programs, we offer a number of services including strategic design, tactical execution, technology support, audience recruitment, moderator services and thought leader management. In the last five years, Pharmakon has conducted over 20,000 peer persuasion programs with more than 250,000 participants. Pharmakon’s peer programs can be designed as promotional or marketing research/advisory programs. We acquired Pharmakon in August 2004.

TVG Marketing Research and Consulting

TVG Marketing Research and Consulting employs leading edge, in some instances proprietary, research methodologies. We provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services, including studies to identify the highest impact business strategy, profile, positioning, message, execution, implementation and post implementation for a product. Our marketing research model improves the knowledge clients obtain about how physicians and other healthcare professionals will likely react to products.

We utilize a systematic approach to pharmaceutical marketing research. Recognizing that every marketing need, and therefore every marketing research solution, is unique, we have developed our marketing model to help identify the work that needs to be done in order to identify critical paths to marketing goals. At each step of the marketing model, we can offer proven research techniques, proprietary methodologies and customized study designs to address specific product needs.

PDI Education and Communication

Our PDI Education and Communication (EdComm) business unit was comprised of Vital Issues in Medicine (VIM), which offered continuing medical education (CME) services; and a division that offered promotional communications activities. During 2006, VIM will operate as a separate business unit, and the promotional communication activities will be managed by Pharmakon.

PDI, INC.
Annual Report on Form 10-K (Continued)

VIM provides medical educational services to the biopharmaceutical and MD&D industries. Using an expert-driven, customized approach, we provide our clients with integrated advocacy development, accredited continuing medical education (CME), publication services and interactive initiatives to generate incremental value.

PDI Products Group (PPG)

The PPG segment engages in the sourcing of biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue in 2005. As a result of our continuing de-emphasis of these activities, we do not plan to report these activities as a separate segment for 2006.

Corporate Strategy

We are a diversified sales and marketing services company, serving the biopharmaceutical and MD&D industries. We intend to grow our business through concentrated business development and marketing efforts, and expansion of our service offerings by internal development or acquisitions.

Contracts

Our contracts are nearly all fee for service. They may contain operational benchmarks, such as a minimum amount of activity within a specified amount of time. These contracts can include incentive payments that can be earned if our activities generate results that meet or exceed performance targets. Contracts may be terminated with or without cause by our clients. Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks. Occasionally, our contracts may require us to meet certain financial covenants, such as maintaining a specified minimum amount of working capital.

Sales Services

The majority of our revenue is generated by contracts for dedicated sales teams. These contracts are generally for terms of one to three years and may be renewed or extended. The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice. Certain contracts provide for termination payments if the client terminates us without cause. Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

Marketing Services

Our marketing services contracts generally are for projects lasting from two to six months. The contracts are generally terminable by the client for any reason. Upon termination, the client is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of these contracts, it is unlikely the loss or termination of any individual contract would have a material adverse effect on our business, financial condition or results of operations.

Significant Customers

For the year ended December 31, 2005 our three largest clients, each of whom represented 10% or more of our service revenue, accounted for, in the aggregate, approximately 70.3% of our service revenue. For the years ended December 31, 2004, and 2003, our two largest clients, each of whom individually represented 10% or more of our service revenue, accounted for, in the aggregate, approximately 63.0% and 66.5% respectively, of our service revenue. On February 28, 2006, we announced that AstraZeneca is terminating its contract sales force arrangement with us effective April 30, 2006. The termination affects approximately 800 field representatives. The revenue impact is projected to be approximately $65 to $70 million in 2006. See Note 15 to our consolidated financial statements.

PDI, INC.
Annual Report on Form 10-K (Continued)

Marketing

Our marketing efforts target established and emerging companies in the biopharmaceutical and MD&D industries. Our marketing efforts are designed to reach the senior sales, marketing, and business development personnel within these companies, with the goal of informing them of the services we offer and the value we can bring to their products. Our tactical plan usually includes advertising in trade publications, direct mail campaigns, presence at industry seminars and conferences and a direct selling effort. We have a dedicated team of business development specialists who work within our business units to identify needs and opportunities within the biopharmaceutical industry which we can address. We review possible business opportunities as identified by our business development team, and develop a customized strategy and solution for each attractive business opportunity.

Competition

There are relatively few barriers to entry into the businesses in which we operate and, as the industry continues to evolve, new competitors are likely to emerge. We compete on the basis of such factors as reputation, service quality, management experience, performance record, customer satisfaction, ability to respond to specific client needs, integration skills and price. We believe we compete effectively with respect to each of these factors. Increased competition and/or a decrease in demand for our services may lead to price and other forms of competition.

Employees

As of December 31, 2005, we had approximately 2,800 employees, including approximately 2,450 full-time employees. Approximately 90% of our employee population is comprised of field sales representatives and sales managers. The profile of these sales professionals includes targeted bio-pharma, and business to business, industry experience. We are not party to a collective bargaining agreement with any labor union. Relationships with our employees are generally positive.

Given the nature of our business, our employees are our most valuable asset. Our brand and our reputation, as well as those of our clients, are based on our ability to attract, develop and retain high performing talent. Our goal is to create a team of committed professionals with the knowledge, skills and ability required to deliver expected performance.

Available Information

Our website address is www.pdi-inc.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

PDI, INC.
Annual Report on Form 10-K (Continued)

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

ITEM 1A. RISK FACTORS

In addition to the other information provided in this report, you should carefully consider the following factors in evaluating our business, operations and financial condition. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition or results of operations.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could materially adversely affect our business, financial condition, results of operations and growth rate.

Our business and growth depend in large part on demand from the pharmaceutical and life sciences industries for outsourced marketing and sales services. The practice of many companies in these industries has been to hire outside organizations like us to conduct large sales and marketing projects. However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, number of sales representatives employed internally in relation to demand for or the need to promote new and existing products, and competition from other suppliers. Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue. If the pharmaceutical and life sciences industries reduce their tendency to outsource these projects, our business, financial condition, results of operations and growth rate could be materially adversely affected.

PDI, INC.
Annual Report on Form 10-K (Continued)

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

Most of our service revenue is derived from a limited number of clients, the loss of any one of which could materially adversely affect our business, financial condition or results of operations.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. In 2005, we had three major clients that accounted for approximately 33.6%, 21.7% and 15.0%, respectively, or a total of approximately 70.3% of our service revenue. In 2004, our two major clients accounted for a total of approximately 63.0% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients could have a material adverse effect on our business, financial condition or results of operations. For example, in December 2004, we announced a reduction in the aggregate number of representatives that we deployed for AstraZeneca. This reduction decreased revenue generated from AstraZeneca in 2005 by approximately $45.8 million from revenues generated in 2004. Further, as announced on February 28, 2006, AstraZeneca is terminating its contract sales force arrangement with us effective April 30, 2006. The termination affects approximately 800 field representatives. The revenue impact is projected to be approximately $65 to $70 million in 2006.

Our service contracts are generally short-term agreements and are cancelable at any time, which may result in lost revenue and additional costs and expenses.

Our service contracts are generally for a term of one to three years (certain of our operating entities have contracts of shorter duration) and many may be terminated by the client at any time for any reason. Additionally, certain of our clients have the ability to significantly reduce the number of representatives we deploy on their behalf. For example, as discussed above, as a result of the reduction in the number of representatives we deployed for AstraZeneca, we generated approximately $45.8 million less revenue from our AstraZeneca relationship in 2005 than we realized in 2004. Further, as announced on February 28, 2006, AstraZeneca is terminating its contract sales force arrangement with us effective April 30, 2006. The termination affects approximately 800 field representatives. The revenue impact is projected to be approximately $65 to $70 million in 2006.

The termination or significant reduction of a contract by one of our major clients not only results in lost revenue, but also typically causes us to incur additional costs and expenses. All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is significantly reduced or terminated, unless we can immediately transfer the related sales force to a new program, if permitted under the contract, we must either continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination. The loss, termination or significant reduction of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

Product liability claims could harm our business.

We could face substantial product liability claims in the event any of the pharmaceutical or medical device products we market now or in the future are alleged to cause negative reactions or adverse side effects or in the event any of these products causes injury, is alleged to be unsuitable for its intended purpose or is alleged to be otherwise defective. For example, we have been named in numerous lawsuits as a result of our detailing of Baycolâ on behalf of Bayer Corporation (Bayer). Product liability claims, regardless of their merits, could be costly and divert management's attention, or adversely affect our reputation and the demand for our services or products. We rely on contractual indemnification provisions with our clients to protect us against certain product liability related claims. There is no assurance that these provisions will be fully enforceable or that they will provide adequate protection against claims intended to be covered. We currently have product liability insurance in the aggregate amount of $5.0 million but we cannot assure that our insurance will be sufficient to cover fully all potential claims for which the aforementioned indemnification provisions do not protect against. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all.

PDI, INC.
Annual Report on Form 10-K (Continued)

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

If we pursue a strategy that includes copromotion and exclusive distribution arrangements, and/or licensing and brand ownership of products, we cannot assure you that we can successfully develop this business.

We may in the future pursue a strategy which includes copromotion, distribution arrangements, and/or licensing and brand ownership of products. These types of arrangements can significantly increase our operating expenditures in the short-term. Typically, these agreements require significant “upfront” payments, minimum purchase requirements, minimum royalty payments, payments to third parties for production, inventory maintenance and control, distribution services and accounts receivable administration, as well as sales and marketing expenditures. In addition, particularly where we license or acquire products before they are approved for commercial use, we may be required to incur significant expense to gain and maintain the required regulatory approvals. However, regulatory approval does not ensure commercial success. As a result, our working capital balance and cash flow position could be materially and adversely affected until the products in question become commercially viable, if ever. The risks that we face in developing this segment of our business, if we choose to pursue it, may increase in proportion with:

·	the number and types of products covered by these types of agreements;
·	the applicable stage of the drug regulatory process of the products at the time we enter into these agreements;
·	the incidence of adverse patent and other intellectual property developments relating to our product portfolio; and
·	our control over the manufacturing, distribution and marketing processes.

In the event that we pursue a strategy which includes the copromotion, distribution, and/or licensing and brand ownership of products, there is no assurance that we will be able to successfully implement this strategy.

We may make acquisitions in the future which may lead to disruptions to our ongoing business.

Historically, we have made a number of acquisitions and will continue to review new acquisition opportunities. If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. The success of an acquisition will depend upon, among other things, our ability to:

·	assimilate the operations and services or products of the acquired company;
·	integrate new personnel due to the acquisition;
·	retain and motivate key employees;
·	retain customers; and
·	minimize the diversion of management’s attention from other business concerns.

In the event that the operations of an acquired business do not meet our performance expectations, we may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business, including goodwill and other intangible assets identified at time of acquisition. For example, during 2005, we wrote down goodwill and intangible assets associated with our MD&D business unit in the amount of $8.2 million and goodwill for our Select Access business unit in the amount of $3.3 million, both of which were acquired businesses.

PDI, INC.
Annual Report on Form 10-K (Continued)

We, a current officer, and a former officer are defendants in a class action shareholder lawsuit which could divert our time and attention from more productive activities.

Beginning on January 24, 2002, several purported class action complaints were filed in the U.S. District Court for the District of New Jersey, against us and certain of our officers on behalf of persons who purchased our common stock during the period between May 22, 2001 and August 12, 2002. On May 23, 2002 the court consolidated these suits into a single class action lawsuit and on August 22, 2005, in response to our motion, the court dismissed the complaint without prejudice. On October 21, 2005, the lead plaintiff filed a third consolidated and amended complaint. On December 21, 2005, we filed a motion to dismiss the third amended and consolidated complaint. On February 24, 2006, the lead plaintiff filed a memorandum of law in opposition to our motion to dismiss. We believe that meritorious defenses exist to the allegations asserted in this lawsuit and we intend to vigorously defend this action. Although we currently maintain director and officer liability insurance coverage, there is no assurance that we will continue to maintain such coverage or that any such coverage will be adequate to offset potential damages.

Our failure, or that of our clients, to comply with applicable healthcare regulations could limit, prohibit or otherwise adversely impact our business activities.

Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the provision of, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical products. In particular, the healthcare industry is governed by various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Sanctions for violating these laws include civil and criminal fines and penalties and possible exclusion from Medicare, Medicaid and other federal or state healthcare programs. Although we believe our current business arrangements do not violate these federal and state fraud and abuse laws, we cannot be certain that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition or results of operations. Our failure, or the failure of our clients, to comply with these laws, regulations and guidelines, or any change in these laws, regulations and guidelines may, among other things, limit or prohibit our business activities or those of our clients, subject us or our clients to adverse publicity, increase the cost of regulatory compliance and insurance coverage or subject us or our clients to monetary fines or other penalties.

Our industry is highly competitive and our failure to address competitive developments promptly will limit our ability to retain and increase our market share.

Our primary competitors for sales and marketing services include in-house sales and marketing departments of pharmaceutical companies, other CSOs and medical education and marketing research providers. There are relatively few barriers to entry in the businesses in which we compete and, as the industry continues to evolve, new competitors are likely to emerge. Many of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have. Increased competition may lead to competitive practices that could have a material adverse effect on our market share, our ability to source new business opportunities, our business, financial condition or results of operations.

Our stock price is volatile and could be further affected by events not within our control. In 2005, our stock traded at a low of $11.12 and a high of $22.26. In 2004, our stock traded at a low of $18.84 and a high of $33.23.

The market for our common stock is volatile. The trading price of our common stock has been and will continue to be subject to:

·	volatility in the trading markets generally;
·	significant fluctuations in our quarterly operating results;
·	announcements regarding our business or the business of our competitors;
·	industry and/or regulatory developments;
·	changes in revenue mix;
·	changes in revenue and revenue growth rates for us and for our industry as a whole; and
·	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate.

PDI, INC.
Annual Report on Form 10-K (Continued)

Our quarterly revenues and operating results may vary, which may cause the price of our common stock to fluctuate.

Our quarterly operating results may vary as a result of a number of factors, including:

·	commencement, delay, cancellation or completion of programs;
·	regulatory developments;
·	uncertainty related to compensation based on achieving performance benchmarks;
·	mix of services provided and /or mix of programs, i.e., contract sales, medical education, marketing research;
·	timing and amount of expenses for implementing new programs and accuracy of estimates of resources required for ongoing programs;
·	timing and integration of acquisitions;
·	changes in regulations related to pharmaceutical companies; and
·	general economic conditions.

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

We may require additional funds in order to pursue other business opportunities or meet future operating requirements; develop incremental marketing and sales capabilities; and/or acquire other services businesses. We may seek additional funding through public or private equity or debt financing or other arrangements with collaborative partners. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing us with additional funds, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be sure, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our growth strategies.

If we are unable to attract key employees, we may be unable to support the growth of our business.

Successful execution of our business strategy depends, in large part, on our ability to attract and retain qualified management, marketing and other personnel with the skills and qualifications necessary to fully execute our programs and strategy. Competition for talent among companies in the pharmaceutical industry is intense and we cannot assure you that we will be able to continue to attract or retain the talent necessary to support the growth of our business.

Our business will suffer if we are unable to hire and retain key management personnel to fill critical vacancies.

The success of our business also depends on our ability to attract and retain qualified senior management, and experienced financial executives who are in high demand and who often have competitive employment options. Currently, we have two significant vacancies in our senior management. Charles T. Saldarini, our former chief executive officer and vice chairman of our board of directors resigned effective October 21, 2005 and has been replaced as chief executive officer on an interim basis by Larry Ellberger. Also, in August 2005, Bernard C. Boyle, our chief financial officer, announced his intention to retire effective March 31, 2006. We are currently engaged in an active search to fill these vacancies. Our failure to fill these positions with qualified individuals could have a material adverse effect on our business, financial condition or results of operations.

PDI, INC.
Annual Report on Form 10-K (Continued)

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Saddle River, NJ, in an 84,000 square foot facility. The lease runs for a term of approximately 12 years, which began in July 2004. We entered into a sublease for approximately 16,000 square feet of space in the Saddle River facility for a term of five years which began in July 2005. The sublease allows the subtenant a renewal option for an additional term of two years. TVG operates out of a 37,000 square foot facility in Dresher, PA under a lease that runs for a term of approximately twelve years which began in January 2005. Pharmakon operates out of a 6,700 square foot facility in Schaumburg, Illinois, under a lease that expires in February 2010. We believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

In the fourth quarter of 2005, we took charges of approximately $2.4 million related to unused office space capacity at our Saddle River, NJ and Dresher, PA locations. There was a non-cash charge of approximately $1.1 million recorded in the sales services segment and a non-cash charge of approximately $1.3 million was recorded in the marketing services segment. There is approximately 7,300 and 11,600 square feet of unused office space at Saddle River and Dresher, respectively, which we anticipate sub-leasing in the second half of 2006.

PDI, INC.
Annual Report on Form 10-K (Continued)

ITEM 3. LEGAL PROCEEDINGS

Securities Litigation

In January and February 2002, we, our former chief executive officer and our chief financial officer were served with three complaints that were filed in the U.S. District Court for the District of New Jersey (the Court) alleging violations of the Securities Exchange Act of 1934 (the Exchange Act). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Mater File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs’ counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint (Second Consolidated and Amended Complaint), which superseded their earlier complaints.

In February 2003, we filed a motion to dismiss the Second Consolidated and Amended Complaint. On or about August 22, 2005, the U.S. District Court for the District of New Jersey dismissed the Second Consolidated and Amended Complaint without prejudice to plaintiffs.

On October 21, 2005, Lead Plaintiffs filed a third consolidated and amended complaint (Third Consolidated and Amended Complaint). Like its predecessor, the Third Consolidated and Amended Complaint names us, our former chief executive officer and our chief financial officer as defendants; purports to state claims against us on behalf of all persons who purchased our common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Third Consolidated and Amended Complaint is that we intentionally or recklessly made false or misleading public statements and omissions concerning our financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, our marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as our marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly and Company.

On December 21, 2005, we filed a motion to dismiss the Third Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. On February 24, 2006, Lead Plaintiffs filed a memorandum of law in opposition of our motion to dismiss the Third Consolidated and Amended Complaint. We believe that the allegations in this purported securities class action are without merit and we intend to defend the action vigorously.

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings. As of December 31, 2005, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. We did not incur any costs or expenses relating to these matters during 2004 or 2005.

Cellegy Litigation

On April 11, 2005, we settled a lawsuit which was pending in the U.S. District Court for the Northern District of California against Cellegy Pharmaceuticals, Inc. (Cellegy), which was set to go to trial in May 2005 (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., Case No. C 03-05602 (SC)). We had claimed (i) that we were fraudulently induced to enter into a December 31, 2002 license agreement with Cellegy (the License Agreement) to market the product Fortigel and (ii) that Cellegy had otherwise breached the License Agreement by failing, inter alia, to provide us with full information about Fortigel or to take all necessary steps to obtain expeditious FDA approval of Fortigel. We sought return of our $15 million upfront payment, other damages and an order rescinding the License Agreement.

PDI, INC.
Annual Report on Form 10-K (Continued)

Under the terms of the settlement, in exchange for our executing a stipulation of dismissal with prejudice of the lawsuit, Cellegy agreed to and did deliver to us: (i) a cash payment in the amount of $2,000,000; (ii) a Secured Promissory Note in the principal amount of $3,000,000, with a maturity date of October 11, 2006; (iii) a Security Agreement, granting us a security interest in certain collateral; and (iv) a Nonnegotiable Convertible Senior Note, with a face value of $3,500,000, with a maturity date of April, 11, 2008.

On December 1, 2005, we commenced a breach of contract action against Cellegy in the U.S. District Court for the Southern District of New York (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., 05 Civ. 10137 (PKL)). We allege that Cellegy breached the terms of the Security Agreement and Secured Promissory Note we received in connection with the settlement. We further allege that to secure its debt to us, Cellegy granted us a security interest in certain "Pledged Collateral," which is broadly defined in the Security Agreement to include, among other things, 50% of licensing fees, royalties or "other payments in the nature thereof" received by Cellegy in connection with then-existing or future agreements for Cellegy's drugs Rectogesic® and Tostrex® outside of the United States, Mexico, and Canada. Upon receipt of such payments, Cellegy agreed to make prompt payment to us. We allege that we are owed 50% of a $2,000,000 payment received by Cellegy in connection with the renegotiation of its license and distribution agreement for Rectogesic® in Europe, and that Cellegy's failure to pay us constitutes an event of default under the Security Agreement and the related Nonnegotiable Convertible Senior Note. For Cellegy's breach of contract, we seek damages in the total amount of $6,400,000 plus default interest from Cellegy.

On December 27, 2005, Cellegy filed an answer to our complaint, denying the allegations contained therein, and asserting affirmative defenses. The parties exchanged initial disclosures in the case on February 3, 2006. We served our first request for the production of documents on Cellegy on February 10, 2006. Discovery is ongoing, and pursuant to a scheduling order entered by the court, is to be completed by November 21, 2006.

California Class Action Litigation

On September 26, 2005, we were served with a complaint in a purported class action lawsuit that was commenced against us in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees, alleging violations of certain sections of the California Labor Code.  During the quarter ended September 30, 2005, we accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, we filed an answer generally denying the allegations set forth in the complaint. In December 2005, we reached a tentative settlement of this action, subject to court approval. As a result, we have reduced the reserve relating to asserted and unasserted claims relating to this matter to $600,000. However, there can be no assurance that the court will approve our tentative settlement, that the reserve will be adequate to cover potential liability, or that the ultimate outcome of this action will not have a material adverse effect on our business, financial condition or results of operations.

Other Legal Proceedings

We are currently a party to other legal proceedings incidental to our business. As required, we have accrued our estimate of the probable costs for the resolution of these claims. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations, litigation is subject to inherent uncertainties. Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial condition or results of operations. Legal fees are expensed as incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Our common stock is traded on the Nasdaq National Market under the symbol “PDII.” The price range per share of common stock presented below represents the highest and lowest closing price for our common stock on the Nasdaq National Market for the last two years by quarter:

PDI, INC.
Annual Report on Form 10-K (Continued)

	2005		2004
	HIGH	LOW	HIGH	LOW
First quarter	$ 21.45	$ 19.00	$ 31.77	$ 23.29
Second quarter	$ 20.77	$ 11.27	$ 32.06	$ 24.40
Third quarter	$ 15.99	$ 12.36	$ 29.98	$ 21.60
Fourth quarter	$ 15.24	$ 12.38	$ 31.55	$ 21.78

Holders:

We had 348 shareholders of record as of March 3, 2006. Not reflected in the number of record holders are persons who beneficially own shares of common stock held in nominee or street name.

Dividend:

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our business.

Securities authorized for issuance under equity compensation plans:

We have in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel. All equity compensation plans have been approved by security holders. The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2005:

(c)
	(a)	(b)	Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance
	of outstanding options,	of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans
approved by security holders	1,271,890	$ 27.19	1,028,453
Equity compensation plans not
approved by security holders	-	-	-
Total	1,271,890	$ 27.19	1,028,453

Issuer purchases of equity securities:

From time to time, we repurchase our common stock on the open market or in privately negotiated transactions or both. The following table sets forth certain information with respect to these repurchases:

			(c)	(d)
			Total Number	Maximum Number
	(a)	(b)	of Shares	(or Dollar Value)
	Total Number	Average	Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
September 1-30, 2001 (1)	5,000	$ 22.00	5,000	$ -
May 1 - 31, 2005 (2)	226,900	$ 12.36	226,900	773,100 shares
June 1 - 30, 2005 (2)	353,330	$ 11.92	353,330	419,770 shares
July 1 - 31, 2005 (2)	315,570	$ 13.77	315,570	104,200 shares
August 1 - 31, 2005 (2)	101,100	$ 14.39	101,100	3,100 shares
December 1 - 31, 2005 (3)	16,106	$ 15.00	-	-
Total	1,018,006

PDI, INC.
Annual Report on Form 10-K (Continued)

(1)
On September 21, 2001, we announced that our Board of Directors had unanimously authorized the repurchase of up to $7.5 million of our common stock. Subject to availability, the transactions were authorized to be made from time to time in the open market or directly from stockholders at prevailing market prices. This plan was terminated on April 27, 2005.

(2)
On May 2, 2005, we announced that our Board of Directors had unanimously authorized the repurchase of up to one million shares of our common stock. Subject to availability, the transactions may be made from time to time in the open market or directly from stockholders at prevailing market prices. The plan has no expiration date.

(3)	Represents shares delivered back to us for the payment of taxes resulting from the vesting of restricted stock.

On July 6, 2005, we announced that our Board of Directors had authorized the repurchase of an additional one million shares. At our discretion, we may continue to repurchase shares on the open market or in privately negotiated transactions or both depending on cash flow expectations and other uses of cash. Some or all of the repurchases may be made pursuant to a 10(b)5-1 Plan. All purchases, if any, will be made from our available cash.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The operations data for the years ended December 31, 2005, 2004, and 2003 and the balance sheet data at December 31, 2005 and 2004 are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K. The operations data for the years ended December 31, 2002 and 2001 and the balance sheet data at December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

(in thousands, except per share data)	2005		2004		2003		2002		2001
Operations data:
Total revenue, net	$319,415		$364,444	(3)	$344,530	(4)	$307,875	(4)	$716,761	(6)
Gross profit	61,936		98,830		89,081		29,873		135,783	(6)

Operating expenses	74,472	(1)	63,639		69,491		80,048	(5)	123,078	(7)
Asset impairment	14,351	(2)	-		-		-		-
Total operating expenses	88,823		63,639		69,491		80,048		123,078

Net (loss) income	$(19,454)		$21,132		$12,258		$(30,761)		$6,354

Per share data:
(Loss) income per share of common stock:
Basic	$(1.37)		$1.45		$0.86		$(2.19)		$0.46
Diluted	$(1.37)		$1.42		$0.85		$(2.19)		$0.45

Weighted average number of shares outstanding:
Basic	14,232		14,564		14,231		14,033		13,886
Diluted	14,232		14,893		14,431		14,033		14,113

Balance sheet data:
Cash and cash equivalents	$90,827		$81,000		$113,288		$64,086		$158,948
Working capital	86,430		96,156		100,009		81,854		113,685
Total assets	200,306		224,705		219,623		190,939		302,671
Total long-term debt	-		-		-		-		-
Stockholders' equity	135,610		165,425		138,488		123,211		150,935

PDI, INC.
Annual Report on Form 10-K (Continued)

(1)	Includes $5.7 million for executive severance costs and $2.4 million for facilities realignment costs. See Notes 17 and 18 to the consolidated financial statements for more details.

(2)
Asset impairment charges include an $8.2 million non-cash charge for impairment of goodwill and other intangible assets associated with the 2006 closing of the MD&D reporting unit;: a $3.3 million non-cash charge for the impairment of the goodwill associated with the Select Access reporting unit; and a $2.8 million non-cash charge for the impairment of the Siebel sales force automation platform. See Notes 4 and 5 to the consolidated financial statements for more details.

(3)	Includes revenue of $4.9 million associated with the acquisition of Pharmakon on August 31, 2004.

(4)
Includes product revenue of negative $11.6 million in 2003 for the Ceftin returns reserve, which we began selling in the fourth quarter of 2000. For 2002, it includes product revenue of $6.4 million that related to Ceftin. See Note 16 to the consolidated financial statements for more details.

(5)	Includes $15.0 million for the initial licensing fee associated with the Cellegy License Agreement, and $3.2 million associated with our 2002 restructuring.

(6)
Includes product revenue and gross profit of $415.3 million and $86.7 million, respectively, that pertained to sales of Ceftin. Includes $2.8 million of service revenue associated with the InServe acquisition on September 10, 2001.

(7)	Includes $46.9 million in Ceftin sales force and promotional costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements that involve risks, uncertainties, and assumptions in this report. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Forward-Looking Statement Information” on page 4.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

OVERVIEW

We are a diversified sales and marketing services company serving the biopharmaceutical and MD&D industries. We create and execute sales and marketing programs. We do this by working with companies who own the intellectual property rights to these products and recognize our ability to add value to these products and maximize their sales performance. We have a variety of agreement types that we enter into with our clients, from fee for service arrangements to arrangements which involve risk-sharing and incentive based provisions.

DESCRIPTION OF REPORTING SEGMENTS AND NATURE OF CONTRACTS

During the fourth quarter of 2004, as a result of our acquisition of Pharmakon (as described in Note 2 to the consolidated financial statements) we restructured certain management responsibilities and changed our internal financial reporting. Our segments remained the same for all of 2005. In the fourth quarter of 2005, we announced that we would be discontinuing our MD&D business unit. For the 2006 reporting periods, the MD&D business unit will be reported as discontinued operations. Additionally, we will no longer report the PPG segment beginning in 2006 as we do not anticipate PPG having any costs or revenues associated with it. For the year ended December 31, 2005, our reporting segments are as follows:

¨; Sales Services:
·	dedicated contract sales (CSO);
·	shared contract sales (Select Access);
·	medical devices and diagnostics (MD&D) contract sales and clinical sales teams
¨	Marketing Services:
·	Education and communication (EdComm);
·	Pharmakon; and
·	TVG Marketing Research and Consulting (TVG)

¨ PDI Products Group (PPG)

PDI, INC.
Annual Report on Form 10-K (Continued)

An analysis of these reporting segments and their results of operations is contained in Note 24 to the consolidated financial statements and in the Consolidated Results of Operations discussion below.

Description of Businesses

Sales Services:

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

MD&D Contract Sales and Clinical Sales Teams (Will be discontinued in 2006)

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

Marketing Services:

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

PDI, INC.
Annual Report on Form 10-K (Continued)

We utilize a systematic approach to pharmaceutical marketing research. Recognizing that every marketing need, and therefore every marketing research solution, is unique, we have developed our marketing model to help identify the work that needs to be done in order to identify critical paths to marketing goals. At each step of the marketing model, we can offer proven research techniques, proprietary methodologies and customized study designs to address specific product needs.

In addition to conducting marketing research, we have trained several thousand industry professionals at our public seminars. Our professional development seminars focus on key marketing processes and issues.

Nature of Contracts by Segment

Our contracts are nearly all fee for service. They may contain operational benchmarks, such as a minimum amount of activity within a specified amount of time. These contracts can include incentive payments that can be earned if our activities generate results that meet or exceed performance targets. Contracts may be terminated with or without cause by our clients. Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks. Occasionally, our contracts may require us to meet certain financial covenants, such as maintaining a specified minimum amount of working capital.

Sales Services

The majority of our revenue is generated by contracts for dedicated sales teams. These contracts are generally for terms of one to three years and may be renewed or extended. The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice. Certain contracts provide for termination payments if the client terminates us without cause. Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

Marketing Services

Our marketing services contracts generally are for projects lasting from two to six months. The contracts are generally terminable by the client for any reason. Upon termination, the client is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of these contracts, it is unlikely the loss or termination of any individual contract would have a material adverse effect on our business, financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (US GAAP).  The preparation of financial statements and related disclosures in conformity with US GAAP requires our management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes.  These assumptions and estimates are inherently uncertain.  Outlined below are accounting policies, which are important to our financial position and results of operations, and require the most significant judgments on the part of our management in their application.  Some of those judgments can be subjective and complex.  Management’s estimates are based on historical experience, information from third-party professionals, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.  Additionally, changes in estimates could have a material impact on our consolidated results of operations in any one period.  For a summary of all of our significant accounting policies, including the accounting policies discussed below, see Note 1 to the consolidated financial statements.

Revenue Recognition

Revenue and associated costs under pharmaceutical detailing contracts are generally based on the number of physician calls made or the number of sales representatives utilized. With respect to risk-based contracts, all or a portion of revenues earned are based on contractually defined percentages of either product revenues or the market value of prescriptions written and filled in a given period. These contracts are generally for terms of one to three years and may be renewed or extended. The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice. Certain contracts provide for termination payments if the client terminates us without cause. Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

PDI, INC.
Annual Report on Form 10-K (Continued)

Revenue and associated costs under marketing service contracts are generally based on a single deliverable such as a promotional program, accredited continuing medical education seminar or marketing research/advisory program. The contracts are generally terminable by the client for any reason. Upon termination, the client is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of marketing service contracts, it is unlikely the loss or termination of any individual contract would have a material adverse effect on our business, financial condition or results of operations.

Service revenue is recognized on product detailing programs and other marketing and promotional contracts as services are performed and the right to receive payment for the services is assured. Many of the product detailing contracts allow for additional periodic incentive fees to be earned once performance benchmarks have been attained. Revenue earned from incentive fees is recognized in the period earned and when we are reasonably assured that payment will be made. Under performance based contracts, revenue is recognized when the performance based parameters are achieved. Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met. Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.

Reimbursable costs including those relating to travel and out-of-pocket expenses, sales force bonuses tied to individual or product revenues, and other similar costs, are included in revenue and an equivalent amount of reimbursable expenses is included in cost of services in the period in which such amounts have been finalized.

Loans and Investments in Privately Held Entities

From time to time, we make investments in and/or loans to privately-held companies. We consider whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If we considered any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down would be recorded to estimated fair value.  Additionally, on a quarterly basis, we review outstanding loans receivable to determine if a provision for doubtful accounts is necessary.  Our review includes discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  Our assessments of value are highly subjective given that these companies may be at an early stage of development and rely regularly on their investors for cash infusions.

Goodwill, Intangibles and Other Long-Lived Assets

We account for our purchases of acquired companies in accordance with SFAS No. 141, "Business Combinations" (SFAS 141) and account for the related goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  Additionally, we review our lived-assets for recoverability in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests require significant management judgments and estimates.  These estimates are made based on, among others, consultations with an accredited independent valuation consultant, reviews of projected future cash flows and statutory regulations.  In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.  Since the entities we have acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

We have elected to do the annual tests for indications of goodwill impairment as of December 31 of each year.  We utilize a discounted cash flow model to determine fair value in the goodwill impairment evaluation.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting units.

PDI, INC.
Annual Report on Form 10-K (Continued)

We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value.

While we use available information to prepare our estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment and losses related to recorded goodwill or long-lived asset balances.

Allowance for Doubtful Accounts

 We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We review a customer’s credit history before extending credit. Initially, we establish an allowance for doubtful accounts based on the overall aging of accounts receivable based on historical trends and other information.  This initial estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing). We operate almost exclusively in the pharmaceutical industry and to a great extent our revenue is dependent on a limited number of large pharmaceutical companies. A general downturn in the pharmaceutical industry or an adverse material event to one or more of our major clients could result in higher than expected customer defaults and additional allowances may be required.

Contingencies

In the normal course of business, we are subject to various contingencies.  Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated, or otherwise disclosed, in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). We are currently involved in certain legal proceedings and, as required, we have accrued our estimate of the probable costs for the resolution of these claims.  These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  Predicting the outcome of claims and litigation, and estimating related costs and exposures involves substantial uncertainties that could cause actual costs to vary materially from estimates.

Income taxes

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we account for income taxes using the asset and liability method. This method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of our assets and liabilities based on enacted tax laws and rates.

We operate in multiple tax jurisdictions and provide taxes in each jurisdiction where we conduct business and are subject to taxation.  The breadth of our operations and the complexity of the tax law require assessments of uncertainties and judgments in estimating the ultimate taxes we will pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits. We have established estimated liabilities for federal and state income tax exposures that arise and meet the criteria for accrual under SFAS 5. These accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process.  We adjust these accruals as facts and circumstances change, such as the progress of a tax audit. We believe that any potential audit adjustments will not have a material adverse effect on our financial condition or liquidity. However, any adjustments made may be material to our consolidated results of operations for a reporting period.

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  Deferred tax assets are regularly reviewed for recoverability.  We currently have significant deferred tax assets resulting from the current year net operating loss and deductible temporary differences, which should reduce taxable income in future periods.  The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

PDI, INC.
Annual Report on Form 10-K (Continued)

Restructuring, facilities realignment and related costs

From time to time, in order to consolidate operations, downsize and improve operating efficiencies, we recognize restructuring or facilities realignment charges. The recognition of these charges requires estimates and judgments regarding employee termination benefits, lease termination costs and other exit costs to be incurred when these actions take place.  Actual results can vary from these estimates, which results in adjustments in the period of the change in estimate.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected statement of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future operating results.

	Years Ended December 31,
Operating data	2005	2004	2003	2002	2001
Revenue
Service, net	100.0%	100.4%	103.4%	97.9%	42.1%
Product, net	0.0%	(0.4%)	(3.4%)	2.1%	57.9%
Total revenue, net	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods and services
Program expenses	80.6%	72.8%	73.8%	90.3%	35.3%
Cost of goods sold	0.0%	0.1%	0.4%	0.0%	45.8%
Total cost of goods and services	80.6%	72.9%	74.2%	90.3%	81.1%

Gross profit	19.4%	27.1%	25.8%	9.7%	18.9%

Operating expenses
Compensation expense	9.2%	9.3%	10.7%	10.6%	5.5%
Other selling, general and administrative	11.1%	7.4%	8.8%	14.3%	11.5%
Facilities realignment	0.7%	0.0%	0.0%	0.0%	0.0%
Executive severance	1.8%	0.1%	0.0%	0.0%	0.0%
Legal and related costs	0.5%	0.6%	0.7%	1.0%	0.2%
Asset impairment	4.5%	0.0%	0.0%	0.0%	0.0%
Total operating expenses	27.8%	17.4%	20.2%	25.9%	17.2%

Operating (loss) income	(8.4%)	9.7%	5.7%	(16.2%)	1.7%
(Loss) gain on investments	1.4%	(0.3%)	0.0%	0.0%	0.0%
Interest income, net	1.0%	0.5%	0.3%	0.6%	0.3%

(Loss) income before income taxes	(6.0%)	9.9%	6.0%	(15.6%)	2.0%
Provision for income taxes	0.1%	4.1%	2.4%	(5.6%)	1.2%

Net (loss) income	(6.1%)	5.8%	3.6%	(10.0%)	0.8%

PDI, INC.
Annual Report on Form 10-K (Continued)

Comparison of 2005 and 2004

Revenue (in thousands)

			Change	Change
	2005	2004	($)	(%)
Sales services	$284,629	$332,431	$(47,802)	(14.4%)
Marketing services	34,786	29,057	5,729	19.7%
PPG	-	2,956	(2,956)	(100.0%)
Total	$319,415	$364,444	$(45,029)	(12.4%)

Total revenue for 2005 was $319.4 million, a decrease of $45.0 million or 12.4% from revenue of $364.4 million for 2004. The decrease was primarily related to the reduction in the AstraZeneca sales force for 2005 by a monthly average of approximately 375 sales reps as compared to 2004. Service revenue was $319.4 million, a decrease of $46.6 million or 12.7% from revenue of $366.0 million in 2004. Product net revenue for 2004 was negative $1.5 million primarily as a result of a $1.7 million increase in the Ceftin reserve (See Note 16 to the consolidated financial statements).

The sales services segment generated $284.6 million in revenue for 2005, a decrease of $47.8 million compared to 2004. This decrease is primarily related to the AstraZeneca sales force reduction for 2005 mentioned above. Sales services revenue from the AstraZeneca contracts in 2005 was approximately $45.8 million less when compared to the comparable prior year period. While our business development efforts yielded several contracts that were either new or of increased size, those revenue increases were offset by decreases in other contracts that were either reduced in size or closed-out.

On February 28, 2006 we announced that AstraZeneca is terminating its contract sales force arrangement with us effective April 30, 2006. This termination impacts approximately 800 sales representatives and is expected to lead to a reduction in revenue of approximately $65.0 to $70.0 million from what had been contracted for 2006.

The marketing services segment generated $34.8 million in revenue in 2005, an increase of $5.7 million or 19.7% from revenue of $29.1 million in 2004. This increase is attributable to having Pharmakon results for twelve months in 2005 versus four months in 2004; Pharmakon was acquired on August 31, 2004. The additional revenue generated by Pharmakon was partially offset by declines in revenue at both the MR&C and EdComm units.

The PPG segment did not have any revenue in 2005 and the segment will no longer be reported in 2006. The PPG segment generated net revenue of $3.0 million in 2004, which consisted of $4.5 million in service revenue offset by negative product revenue of $1.5 million. The service revenue of $4.5 million was generated almost entirely by revenue from Lotensin royalties; the negative product revenue of $1.5 million was primarily related to the increase in the Ceftin sales returns reserve. As our responsibility to accept product returns ended December 31, 2004, no further material increases to this reserve are likely.

Cost of goods and services (in thousands)

			Change	Change
	2005	2004	($)	(%)
Sales services	$236,444	$249,131	$(12,687)	(5.1%)
Marketing services	21,035	16,352	4,683	28.6%
PPG	-	131	(131)	(100.0%)
Total	$257,479	$265,614	$(8,135)	(3.1%)

Cost of goods and services for 2005 was $257.5 million, which was $8.1 million or 3.1% less than cost of goods and services of $265.6 million for 2004. During 2005 the gross profit percentage was 19.4% compared to 27.1% in the comparable prior year period. The primary reasons for the large percentage decrease were as follows:

·	A decrease in incentive payments ($2.6 million) received in 2005 as compared to 2004;
·	Higher amount of net penalties accrued in 2005 ($2.0 million) as compared to 2004;
·	Lower contractual margins for some of our 2005 contract renewals;
·	Market conditions that led to increases in field compensation and other field costs (i.e. gas, travel) that were, in some cases, higher than the rates specified in our contracts; and

PDI, Inc.
Annual Report on Form 10-K (continued)

·	No PPG revenues or gross profit earned in 2005 as compared to 2004 when revenue was $3.0 million and gross profit was $2.8 million.

The sales services segment had gross profit of $48.2 million in 2005, with a gross profit percentage of 16.9%; during 2004 this segment had gross profit of $83.3 million and a gross profit percentage of 25.1%. The decrease of $35.1 million is primarily attributable to the reduction in the AstraZeneca sales force as well as the factors mentioned directly above.

The marketing services segment earned gross profit of $13.8 million and $12.7 million for 2005 and 2004, respectively. The increase in gross profit attributable to the marketing services segment is due to the increase in gross profit associated with Pharmakon; this was partially offset by decreases in gross profit at both the MR&C and EdComm units. The gross percentage declined slightly from 43.7% in 2004 to 39.5% in 2005.

The PPG segment had no gross profit in 2005. The PPG segment had $2.8 million in gross profit for 2004 which was entirely attributable to the Lotensin royalties received in 2004, partially offset by the negative gross profit associated with the increase in the Ceftin reserve.

(Note: Compensation and other SG&A expense amounts for each segment contain allocated corporate overhead.)

Compensation Expense (in thousands)

		% of		% of	Change	Change
	2005	revenue	2004	revenue	($)	(%)
Sales services	$21,867	7.7%	$25,022	7.5%	$(3,155)	(12.6%)
Marketing services	7,499	21.6%	7,367	25.4%	132	1.8%
PPG	1	0.0%	1,441	48.7%	(1,440)	(99.9%)
Total	$29,367	9.2%	$33,830	9.3%	$(4,463)	(13.2%)

Compensation expense for 2005 was $29.4 million, a decrease of $4.5 million or 13.2% less than the $33.8 million for the comparable prior year period. This decrease can be primarily attributed to an overall decrease in the amount of incentive compensation in 2005. As a percentage of total revenue, compensation expense decreased to 9.2% for 2005 from 9.3% in 2004.

Compensation expense for the sales services segment was $21.9 million, a decrease of $3.2 million from the comparable prior year period. This decrease can be attributable to the reduction in incentive compensation mentioned above.

Compensation expense for the marketing services segment was $7.5 million in 2005, a 1.8% increase over $7.4 million in the comparable prior year period.

The PPG segment did not have any compensation expense in 2005. Compensation expense associated with the PPG segment in 2004 was $1.4 million and was primarily for severance related activities associated with the de-emphasis of that segment beginning in 2004.

Other SG&A (in thousands)

		% of		% of	Change	Change
	2005	revenue	2004	revenue	($)	(%)
Sales services	$29,545	10.4%	$21,986	6.6%	$7,559	34.4%
Marketing services	5,775	16.6%	3,686	12.7%	2,089	56.7%
PPG	10	0.0%	1,244	42.1%	(1,234)	(99.2%)
Total	$35,330	11.1%	$26,916	7.4%	$8,414	31.3%

Total other SG&A expenses were $35.3 million in 2005, versus $26.9 million in 2004, an increase of $8.4 million or 31.3%. This increase is mainly attributable to the following: an increase in marketing spend of $1.2 million; an increase in compliance costs of $1.0 million; an increase in outsourcing and consulting costs of $2.6 million; and the rollout of our new sales force automation platform of $3.1 million. As a percentage of total revenue, other SG&A expenses increased to 11.1% from 7.4% in 2004.

PDI, Inc.
Annual Report on Form 10-K (continued)

Other SG&A expenses associated with the sales services segment were $29.5 million, an increase of $7.6 million or 34.4%. This increase is primarily attributable to the reasons mentioned above.

Other SG&A for the marketing services segment increased by $2.1 million or 56.7%. Approximately $800,000 was related to costs involved in moving to TVG’s new facility. Amortization expense increased by approximately $850,000 as result of having a full twelve months of amortization associated with Pharmakon as opposed to four months in 2004.

Other SG&A in the PPG segment was approximately $10,000 for 2005, as compared to $1.2 million in 2004. In 2004, those costs were primarily related to closeout activities associated with that segment.

Asset impairment

We recognized asset impairment charges of $14.4 million for the year ended December 31, 2005. The charges related to InServe goodwill and other intangible asset impairment - $8.2 million in the fourth quarter of 2005; Select Access goodwill impairment - $3.3 million in the fourth quarter of 2005; and $2.8 million associated with the write-down of our Siebel sales force automation software in the second quarter of 2005. See Notes 4 and 5 to the consolidated financial statements for more details on these asset impairments.

Executive severance

In 2005, we incurred approximately $5.7 million in executive severance and related costs as compared to approximately $495,000 in the comparable prior year period. These expenses were primarily attributable to the announced departures of our CEO - $2.8 million in the fourth quarter of 2005, and our CFO - $1.6 million as disclosed and recorded in the third quarter of 2005. The remaining costs pertained to other executives who resigned during the year or for which settlements were reached during that period. In 2004, the expense pertained to the departure of one executive.

Legal and related costs

In 2005, we incurred approximately $1.7 million in legal expenses as compared to $2.4 million in the comparable prior year period. Included in 2005 is a $600,000 litigation accrual related to the California class action lawsuit. For details on this lawsuit, see Note 9 to the consolidated financial statements. In 2004, the legal costs of $2.4 were primarily related to the Cellegy litigation.

Facilities realignment

In the fourth quarter of 2005, we took charges of approximately $2.4 million related to unused office space capacity at our Saddle River, NJ and Dresher, PA locations. There was a charge of approximately $1.1 million recorded in the sales services segment and a charge of approximately $1.3 million recorded in the marketing services segment. There is approximately 7,300 and 11,600 square feet of unused office space at Saddle River and Dresher, respectively, which we anticipate sub-leasing in the second half of 2006.

Operating Income (Loss) (in thousands)

		% of		% of	Change	Change
	2005	revenue	2004	revenue	($)	(%)
Sales services	$(25,434)	-8.9%	$34,018	10.2%	$(59,452)	(174.8%)
Marketing services	(1,185)	-3.4%	1,535	5.3%	(2,720)	(177.2%)
PPG	(268)	0.0%	(362)	(12.2%)	94	(26.0%)
Total	$(26,887)	-8.4%	$35,191	9.7%	$(62,078)	(176.4%)

There was an operating loss of $26.9 million in 2005 as compared to operating income for 2004 of $35.2 million. This large decrease can be attributed to several factors, including the reduction in the size of the dedicated contract sales force and lower gross profit margins (as discussed above); the asset impairments and executive severance costs mentioned above; and facility realignment costs. There was an operating loss for the sales services segment of $25.4 million as compared to operating income of $34.0 million in 2004 and was primarily due to the factors discussed above. There was an operating loss in 2005 for the marketing services segment of $1.2 million compared to operating income of $1.5 million in the comparable prior year period. The loss in 2005 was primarily attributable to the facilities realignment expenses associated with this segment. There was an operating loss for the PPG segment in 2005 of $268,000 that was attributable to Cellegy litigation expenses, net of settlements received. In 2004, PPG had an operating loss of $362,000 that primarily related to the closing out of that segment.

PDI, Inc.
Annual Report on Form 10-K (continued)

Gain/loss on investment

In 2005, we recognized a gain on sale of our In2Focus investment of approximately $4.4 million in the second quarter of 2005.  In 2004, our investment in Xylos of $1.0 million was found to be impaired and was written down to zero in the fourth quarter of 2004.

Interest income, net

Interest income, net, for 2005 and 2004 was approximately $3.2 million and $1.8 million, respectively. The increase is primarily attributable to an increase in interest rates for 2005.

Provision for income taxes

We recorded a provision for income taxes of $201,000 for 2005, compared to $14.8 million for 2004. Our overall effective tax rate was 1.1% and 41.3% for 2005 and 2004, respectively. The 2005 rate includes a release of $1.7 million valuation allowance on capital loss carryforwards, which corresponds to a rate benefit of 8.8%; as well as $9.3 million (or 48.4%) federal and state valuation allowances on net deferred tax assets since management believes it is more likely than not that these deferred tax assets will not be realized. Without these valuation allowance items, we would have a 38.5% rate benefit in 2005.

Net (loss) income

There was a net loss of $19.5 million in 2005, compared to net income for 2004 of $21.1 million, due to the factors discussed above.

Comparison of 2004 and 2003

Revenue (in thousands)

			Change	Change
	2004	2003	($)	(%)
Sales services	$332,431	$271,210	$61,221	22.6%
Marketing services	29,057	29,436	(379)	(1.3%)
PPG	2,956	43,884	(40,928)	(93.3%)
Total	$364,444	$344,530	$19,914	5.8%

Total revenue for 2004 was $364.4 million, an increase of $19.9 million or 5.8% from revenue of $344.5 million for 2003. Service revenue was $366.0 million in 2004, an increase of $9.8 million or 2.8% from the $356.1 million recorded in 2003. Product net revenue for 2004 was negative $1.5 million primarily as a result of a $1.7 million increase in the Ceftin reserve; this increase was mainly attributable to the changes in estimate related to the allowance for sales returns recorded on previous Ceftin sales. (See Note 16 to the consolidated financial statements.)

The sales services segment generated $332.4 million in revenue for 2004, an increase of $61.2 million over 2003. This increase in revenue is mainly attributable to three dedicated CSO contracts, all of which commenced in the second half of 2003 and were active for the full year in 2004.

The marketing services segment generated $29.1 million in revenue in 2004, a slight decrease of $379,000 from the comparable prior year period. The EdComm unit’s revenue for 2004 declined on a year-over-year basis mainly due to the decrease in services provided to one major client. Revenue generated by Pharmakon, which was acquired on August 31, 2004, almost completely offset the decline in revenue from the EdComm unit.

The PPG segment generated net revenue of $3.0 million in 2004, which consisted of $4.5 million in service revenue offset by negative product revenue of $1.5 million. The service revenue of $4.5 million was generated almost entirely by revenue from Lotensin royalties; the negative product revenue of $1.5 million was primarily related to the increase in the Ceftin sales returns reserve. As our responsibility to accept product returns ended December 31, 2004, no further material increases to this reserve are likely. We continued to pay those returns during 2005. In 2003, the PPG segment had service revenue of $55.5 million almost entirely from Lotensin and this was offset by negative product revenue of $11.6 million which was mainly attributable to the $12.0 million increase in the Ceftin reserve. The Lotensin contract was effectively completed December 31, 2003, but we continued to earn Lotensin royalties through December 31, 2004.

PDI, Inc.
Annual Report on Form 10-K (continued)

Cost of goods and services (in thousands)

			Change	Change
	2004	2003	($)	(%)
Sales services	$249,131	$201,059	$48,072	23.9%
Marketing services	16,352	15,674	678	4.3%
PPG	131	38,716	(38,585)	(99.7%)
Total	$265,614	$255,449	$10,165	4.0%

Cost of goods and services for 2004 was $265.6 million, which was $10.2 million or 4.0% more than cost of goods and services of $255.4 million for 2003. During 2004 the gross profit percentage was 27.1% compared to 25.8% in the comparable prior year period. The gross profit margins were similar in 2004 and 2003 for each of the segments, and the service revenue gross profit percentages were 27.5% and 28.6% for 2004 and 2003, respectively.

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

(Note: Compensation and other SG&A expense amounts for each segment contain allocated corporate overhead.)

Compensation Expense (in thousands)

		% of		% of	Change	Change
	2004	revenue	2003	revenue	($)	(%)
Sales services	$25,022	7.5%	$17,783	6.6%	$7,239	40.7%
Marketing services	7,367	25.4%	7,463	25.4%	(96)	(1.3%)
PPG	1,441	48.7%	11,865	27.0%	(10,424)	(87.9%)
Total	$33,830	9.3%	$37,111	10.8%	$(3,281)	(8.8%)

Compensation expense for 2004 was $33.8 million, a decrease of $3.3 million or 7.0% less than the $37.1 million for the comparable prior year period. This decrease can be primarily attributed to an overall decrease in the amount of incentive compensation in 2004. As a percentage of total revenue, compensation expense decreased to 9.3% for 2004 from 10.8% for 2003. Compensation expense for the sales services segment increased $7.2 million or 40.7%. Conversely, the compensation expense associated with the PPG segment decreased by $10.4 million or 87.9%. The changes in both the sales services and PPG segments reflect the changes in how management’s time and effort was being concentrated on a year-over-year basis. Compensation expense associated with the marketing services segment remained virtually the same, decreasing by 1.3% overall.

Other SG&A (in thousands)

		% of		% of	Change	Change
	2004	revenue	2003	revenue	($)	(%)
Sales services	$ 21,986	6.6%	$ 16,004	5.9%	$ 5,982	37.4%
Marketing services	3,686	12.7%	2,590	8.8%	1,096	42.3%
PPG	1,244	42.1%	11,357	25.9%	(10,113)	(89.0%)
Total	$ 26,916	7.4%	$ 29,951	8.7%	$ (3,035)	(10.1%)

PDI, Inc.
Annual Report on Form 10-K (continued)

Total other SG&A expenses were $26.9 million in 2004, versus $30.0 million in 2003. Even though total other SG&A for 2004 did decrease overall, included is $500,000 in bad debt expense associated with the write off of the Xylos loan discussed previously, which was recorded in the fourth quarter of 2004. As a percent of revenue, other SG&A expenses decreased slightly to 7.4% in 2004 from 8.8% in 2003. Other SG&A expenses associated with the sales services segment increased $6.0 million or 37.4%. In the PPG segment, other SG&A decreased by $10.1 million or 89.0% as the majority of management’s time and efforts as well as the associated resources were concentrated on the other two segments. Other SG&A for the marketing services segment increased by $1.1 million or 42.3%. This increase is partially attributable to the Pharmakon acquisition and the amortization expense associated with the acquisition.

Restructuring and litigation settlement expenses

There were no expenses incurred in 2004 in these categories. In 2003, approximately $143,000 of net restructuring expense and $2.1 million for the Auxilium legal settlement were recorded in SG&A.

Operating Income (Loss) (in thousands)

		% of		% of	Change	Change
	2004	revenue	2003	revenue	($)	(%)
Sales services	$34,018	10.2%	$34,891	12.9%	$(873)	(2.5%)
Marketing services	1,535	5.3%	3,567	12.1%	(2,032)	(57.0%)
PPG	(362)	-12.2%	(18,868)	-43.0%	18,506	(98.1%)
Total	$35,191	9.7%	$19,590	5.7%	$15,601	79.6%

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

Other income, net

Other income, net, for 2004 and 2003 was approximately $779,000 and $1.1 million, respectively. For 2004, other income, net, was comprised primarily of interest income of $1.8 million, partially offset by the loss on the preferred stock investment in Xylos (see Note 6) of $1.0 million. For 2003, other income, net, was primarily comprised of interest income. The increase in interest income is primarily attributed to higher interest rates and larger average cash balances in 2004.

Provision for income taxes

We recorded a provision for income taxes of $14.8 million for 2004, compared to $8.4 million in 2003. Our overall effective tax rate was 41.3% and 40.7% for 2004 and 2003, respectively. The increase in the 2004 effective rate is primarily due to a valuation allowance associated with the capital loss carryforward that resulted from the Xylos investment write-off since management believed it was more likely than not that the deferred tax asset would not be realized.

Net income

There was net income for 2004 of $21.1 million, compared to net income of $12.3 million for 2003 due to the factors discussed above.

PDI, Inc.
Annual Report on Form 10-K (continued)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash and cash equivalents and short-term investments of approximately $97.6 million and working capital of $86.4 million, compared to cash and cash equivalents and short-term investments of approximately $109.5 million and working capital of approximately $96.2 million at December 31, 2004.

For the year ended December 31, 2005, net cash provided by operating activities was $3.1 million, compared to $29.0 million net cash provided by operating activities in 2004. The main components of cash provided by operating activities during 2005 were:

·	decrease in the net deferred tax asset of $6.4 million;
·	depreciation and other non-cash expense of $23.3 million which included:
o	asset impairments of $14.4 million associated with InServe, Select Access, and our former sales force automation software - Siebel,
o	bad debt expense of $1.4 million, which includes the $755,000 associated with the write off of the TMX loan,
o	stock compensation expense of $1.5 million,
o	amortization of intangible assets of approximately $1.9 million, and
o	loss on disposal or sale of assets of approximately $269,000.

Each item was charged to SG&A, offset by a net loss of $19.5 million and a net cash decrease in “other changes in assets and liabilities” of $2.7 million.

The net changes in the “other changes in assets and liabilities” section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period.

As of December 31, 2005, we had $6.0 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally, all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of December 31, 2005, we had $12.6 million of unearned contract revenue. When we bill clients for services before the revenue has been earned, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the year ended December 31, 2005, net cash provided by investing activities was $18.5 million. The main components consisted of the following:

·
Approximately $21.7 million received from the sale of short-term investments. Our investments consist of a laddered portfolio of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper. We are focused on preserving capital, maintaining liquidity, and maximizing returns, in accordance with our investment criteria.

·	Approximately $4.4 million received on the sale of our investment in In2Focus.

·
Capital expenditures for the year ended December 31, 2005 of $5.8 million, which consisted primarily of capital expenditures associated with the relocation of our offices within the Marketing Services group and for costs associated with the rollout of our new sales force automation software. There was approximately $8.1 million in capital expenditures for the year ended December 31, 2004, which consisted primarily of costs for furniture and information technology associated with moving to our new corporate headquarters. For both periods, all capital expenditures were funded out of available cash.

·	Cash disbursed for the Pharmakon acquisition for the year ended December 31, 2005 of approximately $1.9 million.

On August 31, 2004, we acquired substantially all of the assets of Pharmakon, LLC in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions of SFAS No. 141. We made payments to the members of Pharmakon, LLC on August 31, 2004 of $27.4 million, of which $1.5 million was deposited into an escrow account, and we assumed approximately $2.6 million in net liabilities. As of December 31, 2005, $500,000 is still held in escrow, which is recorded in other assets on our balance sheet and will be paid out during 2006, subject to certain working capital adjustments. Approximately $1.1 million in direct costs of the acquisition were also capitalized. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC received approximately $1.4 million in additional payments on April 1, 2005 for the year ended December 31, 2004.

PDI, Inc.
Annual Report on Form 10-K (continued)

No additional payments will be received in 2006 since the Pharmakon business did not exceed the specified 2005 performance benchmark. The members of Pharmakon, LLC can still earn up to an additional $3.3 million in cash based upon achievement of certain annual profit targets through December 2006. In connection with this transaction, we have recorded $13.1 million in goodwill and $18.9 million in other identifiable intangibles through December 31, 2005. The identifiable intangible assets have a weighted average remaining amortization period of 13.6 years.

For the year ended December 31, 2005, net cash used in financing activities was approximately $11.8 million. Approximately $13.1 million was used in the repurchasing of shares of our common stock. This was partially offset by proceeds from the exercise of stock options and the issuance of shares under the employee stock purchase plan of $1.3 million. The employee stock purchase plan was discontinued in 2005.

On April 27, 2005, our Board of Directors authorized us to repurchase up to one million shares of our common stock. On July 6, 2005, we announced that our Board of Directors had authorized the repurchase of an additional one million shares. As of December 31, 2005 we had repurchased approximately one million shares and made cash payments of approximately $12.9 million. An additional 16,106 shares were placed in treasury as they were shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock.

At our discretion, we may continue to repurchase shares on the open market or in privately negotiated transactions, or both, depending on cash flow expectations and other uses of cash. Some or all of the repurchases will be made pursuant to a Company 10(b)5-1 Plan. All purchases will be made from our available cash. A reconciliation of the number of shares repurchased on the open market as of December 31, 2005 is as follows:

	Average. Price	Shares
Period	Per Share	Purchased
September 2001	$ 22.00	5,000
May 2005	$ 12.36	226,900
June 2005	$ 11.92	353,330
July 2005	$ 13.77	315,570
August 2005	$ 14.39	101,100
Total	$ 12.90	1,001,900

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the year ended December 31, 2005, we had three major clients that accounted for approximately 33.6%, 21.7% and 15.0%, respectively, or a total of 70.3% of our service revenue. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition or results of operations. On February 28, 2006, we announced that AstraZeneca is terminating its contract sales force arrangement with us effective April 30, 2006. The termination affects approximately 800 field representatives. The revenue impact is projected to be approximately $65 to $70 million in 2006. The loss of this revenue as well as the potential severance and other sales force closeout costs will have a material adverse effect on our business, financial condition and results of operations for 2006.

In the fourth quarter of 2005, we accrued facility realignment expenses of approximately $2.4 million that related to excess office space we have at both our Saddle River, NJ and Dresher, PA offices. The excess office spaces amounted to approximately 7,300 square feet in Saddle River and approximately 11,600 square feet in Dresher. We are expecting to sub-lease both these spaces in the second half of 2006 and are expecting to have capital expenditures of approximately $1.3 million in the preparation of these spaces for subletting.

We have federal and state income tax receivables of approximately $6.2 million on our balance sheet as of December 31, 2005. We received a federal refund of approximately $800,000 in February of 2006 and we are expecting to receive an additional federal refund of $5.0 million in the fourth quarter of 2006. We expect to receive state refunds totaling approximately $400,000 in the fourth quarter of 2006 and 2007.

We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

Contractual Obligations

We have committed cash outflow related to operating lease agreements, and other contractual obligations. Minimum payments for these long-term obligations are:

PDI, Inc.
Annual Report on Form 10-K (continued)

		Less than	1 to 3	3 to 5	After
(in thousands)	Total	1 Year	Years	Years	5 Years
Contractrual obligations (1)	$11,406	$5,576	$5,830	$-	$-
Operating Lease Obligations
Minimum lease payments	33,488	3,090	6,155	6,334	17,909
Less minimum sublease rentals (2)	(1,852)	(401)	(801)	(650)	-
Net minimum lease payments	31,636	2,689	5,354	5,684	17,909

Total	$43,042	$8,265	$11,184	$5,684	$17,909

(1)	Amounts represent contractual obligations related to software license contracts, IT consulting contracts and outsourcing contracts for employee benefits administration and software system support.

(2)
On June 21, 2005, we signed an agreement to sublease our first floor at our corporate headquarters facility in Saddle River, NJ, for approximately 16,000 square feet. The sublease is for a five-year term commencing on July 15, 2005, and provides for approximately $2 million in lease payments over the five-year period.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements.

Selected Quarterly Financial Information (unaudited)

The following table set forth selected quarterly financial information for the years ended December 31, 2005 and 2004 (in thousands except per share data):

	For the Quarters ended
	March 31	June 30	September 30	December 31
2005 Quarters:
Total revenue, net	$82,024	$79,615	$76,486	$81,290
Gross profit	18,043	15,287	12,560	16,046
Operating (loss) income (1)	(775)	4	(8,250)	(17,866)
Net (loss) income	(62)	4,513	(4,184)	(19,721)

(Loss) income per share:
Basic	$(0.00)	$0.31	$(0.30)	$(1.43)
Diluted	$(0.00)	$0.31	$(0.30)	$(1.43)

Weighted average number of shares:
Basic	14,675	14,605	13,867	13,797
Diluted	14,849	14,695	13,867	13,797

2004 Quarters:
Total revenue, net (2)	$92,648	$91,388	$92,522	$87,812
Gross profit (2)	26,515	21,816	24,385	26,112
Operating income (2)	9,809	8,235	9,035	8,112
Net income (2)	5,975	5,043	5,467	4,647

Income per share:
Basic	$0.41	$0.35	$0.37	$0.32
Diluted	$0.40	$0.34	$0.37	$0.31

Weighted average number of shares:
Basic	14,461	14,533	14,621	14,641
Diluted	14,767	14,918	14,933	14,922

PDI, Inc.
Annual Report on Form 10-K (continued)

Note: Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

(1)
The quarter ended March 31, 2005 includes a $1.2 million charge for employee severance costs and a $0.2 million charge for executive severance costs. The quarter ended June 30, 2005 includes a $2.8 million charge for the impairment of the Siebel sales force automation platform and a $0.4 million charge for executive severance costs; the quarter ended September 30, 2005 includes a $1.7 million charge for executive severance costs. The quarter ended December 31, 2005 includes a $3.4 million charge for executive severance costs; a $2.4 million charge for facilities realignment costs; an $8.2 million charge for impairment of goodwill and other intangible asset associated with the 2006 closing of the MD&D reporting unit; a $3.3 million charge for the impairment of the goodwill associated with the Select Access reporting unit.

(2)	On August 31, 2004, the Company acquired Pharmakon LLC.

Our results of operations have varied, and are expected to continue to vary, from quarter to quarter. These fluctuations result from a number of factors including, among other things, the timing of commencement, completion or cancellation of major programs. In the future, our revenue may also fluctuate as a result of a number of additional factors, including the types of products we market and sell, delays or costs associated with acquisitions, government regulatory initiatives and conditions in the healthcare industry generally. Revenue, generally, is recognized as services are performed. Program costs, other than training costs, are expensed as incurred. As a result, we may incur substantial expenses associated with staffing a new detailing program during the first two to three months of a contract without recognizing any revenue under that contract. This could have an adverse impact on our operating results for the quarters in which those expenses are incurred. Revenue related to performance incentives is recognized in the period when the performance based parameters are achieved and payment is assured. A significant portion of this revenue could be recognized in the fourth quarter of a year. Costs of goods sold are expensed when products are shipped.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The following represent recently issued accounting pronouncements that will affect reporting and disclosures in future periods. See Note 1 to consolidated financial statements for a further discussion of each item.

Accounting Changes and Error Corrections:

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.

Share-Based Payment Transactions:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This Statement will apply to all awards outstanding on its effective date, or awards granted, modified, repurchased or cancelled after that date. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of this Statement until the first fiscal year beginning after June 15, 2005. The additional compensation expense to be incurred in 2006 due to the adoption of SFAS 123R for the remaining unvested grants as of December 31, 2005 is approximately $230,000. The impact of additional future grants in 2006 and beyond cannot be predicted at this time because it is dependent on the fair value and number of share-based awards granted in the future. See Note 1 to the consolidated financial statements.

PDI, Inc.
Annual Report on Form 10-K (continued)

Exchanges of Nonmonetary Assets:

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29,” which replaces the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that the adoption of SFAS 153 in 2006 will not have a material impact on our consolidated financial statements.

Accounting Changes and Error Corrections:

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of some of our investments (Investment Risk) and the effect of interest rate changes (Interest Rate Risk). Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes, we have no long term debt and we have no interest bearing short term debt. At December 31, 2005, 2004, 2003, we did not hold any derivative financial instruments.

The objectives of our investment activities are: to preserve capital; maintain liquidity; and maximize returns without significantly increasing risk. In accordance with our investment policy, we attempt to achieve these objectives by investing our cash in a variety of financial instruments. These investments are principally restricted to government sponsored enterprises, high-grade bank obligations, high-grade corporate bonds, certain money market funds of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government Agencies, municipal bonds and commercial paper.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our cash and cash equivalents and short term investments at December 31, 2005 were composed of the instruments described in the preceding paragraph. All of those investments will mature within 90 days after December 31, 2005. If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the near term maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and required financial statement schedule are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 9A. CONTROLS AND PROCEDURESInc.

(a) Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and instructions for Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within PDI Inc. have been detected.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PDI, Inc.

We have audited management’s assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that PDI, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PDI Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

PDI, Inc.
Annual Report on Form 10-K (continued)

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that PDI, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PDI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of PDI, Inc. as of December 31, 2005, and the related consolidated statement of operations, shareholders’ equity, and cash flows of PDI, Inc. for the year ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/Ernst &Young LLP

New York, NY
March 15, 2006

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of Form 10-K will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of Form 10-K will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of Form 10-K will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions that is responsive to Item 13 of Form 10-K will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders and such information is incorporated by reference herein.

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of Form 10-K will be included in our Proxy Statement in connection with our 2006 annual meeting of stockholders and such information is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements - See Index to Financial Statements on page F-1 of this report.

(2) Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of PDI, Inc. (1)

3.2	By-Laws of PDI, Inc . (1)

3.3	Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (4)

4.1	Specimen Certificate Representing the Common Stock (1)

10.1*	Form of 1998 Stock Option Plan (1)

10.2*	Form of 2000 Omnibus Incentive Compensation Plan (2)

10.4*	Form of Employment Agreement between the Company and Charles T. Saldarini (4)

10.5*	Agreement between the Company and John P. Dugan (1)

10.6*	Form of Amended and Restated Employment Agreement between the Company and Steven K. Budd (4)

10.7*	Form of Amended and Restated Employment Agreement between the Company and Bernard C. Boyle (4)

10.8*	Form of Employment Agreement between the Company and Christopher Tama (5)

10.9*	Form of Amended and Restated Employment Agreement between the Company and Stephen Cotugno (4)

10.10*	Form of Employment Agreement between the Company and Beth Jacobson (5)

10.11*	Form of Employment Agreement between the Company and Alan Rubino (7)

10.12*	Form of Loan Agreement between the Company and Steven K. Budd (3)

10.13*	Exclusive License Agreement between the Company and Cellegy Pharmaceuticals, Inc. (5)(6)

10.14	Saddle River Executive Centre Lease, as amended filed herewith

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
10.15*	2004 Stock Award and Incentive Plan (8)

10.16*	Form of Agreement between the Company and Larry Ellberger filed herewith

10.17*	Form of Agreement between the Company and Bernard C. Boyle filed herewith

10.18*	Memorandum of Understanding between the Company and Bernard C. Boyle filed herewith

10.19	Saddle River Executive Centre Sublease Agreement filed herewith

14.1	Code of Conduct (7)

21.1	Subsidiaries of the Registrant (4)

23.1	Consent of Ernst & Young LLP filed herewith.

23.2	Consent of PricewaterhouseCoopers LLP filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
______________
*	Denotes compensatory plan, compensation arrangement or management contract.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), and incorporated herein by reference

(2)	Filed as an Exhibit to our definitive proxy statement dated May 10, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(5)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference

(6)
The Securities and Exchange Commission granted the Registrant’s application for confidential treatment, pursuant to Rule 24b-2 under the Exchange Act, of certain portions of this exhibit. These portions of the exhibit have been redacted from the exhibit as filed

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference

(8)	Filed as an Exhibit to our definitive proxy statement dated April 28, 2004, and incorporated herein by reference.

PDI, Inc.
Annual Report on Form 10-K (continued)

(b)	We have filed, as exhibits to this annual report on Form 10-K, the exhibits required by Item 601 of the Regulation S-K.

(c)
We have filed, as financial statements schedules to this annual report on Form 10-K, the financial statements required by Regulation S-X, which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

PDI, INC.

/s/ Larry Ellberger
Larry Ellberger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 16th day of March, 2006.

Signature	Title

/s/ John P. Dugan	Chairman of the Board of Directors
John P. Dugan

/s/ Larry Ellberger	Chief Executive Officer
Larry Ellberger

/s/ Bernard C. Boyle	Chief Financial Officer and Treasurer
Bernard C. Boyle	(principal accounting and financial officer)

/s/ John M. Pietruski	Director
John M. Pietruski

/s/ Jan Martens Vecsi	Director
Jan Martens Vecsi

/s/ Frank Ryan	Director
Frank Ryan

/s/ John Federspiel	Director
John Federspiel

/s/ Dr. Joseph T. Curti	Director
Dr. Joseph T. Curti

/s/ Stephen J. Sullivan	Director
Stephen J. Sullivan

/s/ Jack Stover	Director
Jack Stover

PDI, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedules

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements
Consolidated Balance Sheets at December 31, 2005 and 2004	F-4

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2005	F-5

Consolidated Statements of Stockholders’ Equity for each of the three years
in the period ended December 31, 2005	F-6

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2005	F-7

Notes to Consolidated Financial Statements	F-8

Schedule II. Valuation and Qualifying Accounts	F-31

PDI, Inc.
Notes to the Consolidated Financial Statements - continued

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of PDI, Inc.

We have audited the accompanying consolidated balance sheet of PDI, Inc. as of December 31, 2005, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a) (2). The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDI, Inc. at December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PDI, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment and an unqualified opinion thereon.

/s/Ernst &Young LLP

New York, NY
March 15, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of PDI, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, cash flows and stockholders' equity for each of two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of PDI, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, NJ
March 11, 2005

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$90,827	$81,000
Short-term investments	6,807	28,498
Accounts receivable, net of allowance for doubtful accounts of
$778 and $74 as of December 31, 2005 and 2004, respectively	27,148	26,662
Unbilled costs and accrued profits on contracts in progress	5,974	3,393
Income tax refund receivable	6,292	-
Other current assets	14,078	15,883
Total current assets	151,126	155,436
Property and equipment, net	16,053	17,170
Goodwill	13,112	23,791
Other intangible assets, net	17,305	19,548
Other long-term assets	2,710	8,760
Total assets	$200,306	$224,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,693	$7,217
Income taxes payable	6,805	5,263
Unearned contract revenue	12,598	6,924
Accrued returns	231	4,316
Accrued incentives	12,028	16,282
Accrued payroll and related benefits	7,556	8,414
Other accrued expenses	19,785	10,864
Total current liabilities	64,696	59,280

Commitments and Contingencies (note 9)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 14,947,771 and 14,820,499 shares issued at December 31, 2005 and 2004, respectively;
13,929,765 and 14,815,499 shares outstanding at December 31, 2005 and
2004, respectively	149	148
Additional paid-in capital	118,325	116,737
Retained earnings	31,183	50,637
Accumulated other comprehensive income	71	76
Unamortized compensation costs	(904)	(2,063)
Treasury stock, at cost: 1,018,006 and 5,000 shares
at December 31, 2005 and 2004, respectively	(13,214)	(110)
Total stockholders' equity	$135,610	$165,425
Total liabilities & stockholders' equity	$200,306	$224,705

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	For The Years Ended December 31,
	2005	2004	2003
Revenue
Service, net	$319,415	$365,965	$356,143
Product, net	-	(1,521)	(11,613)
Total revenue, net	319,415	364,444	344,530
Cost of goods and services
Program expenses (including related party amounts of
$0, $180, and $983 for the periods ended
December 31, 2005, 2004 and 2003, respectively)	257,479	265,360	254,162
Cost of goods sold	-	254	1,287
Total cost of goods and services	257,479	265,614	255,449

Gross profit	61,936	98,830	89,081

Compensation expense	29,367	33,830	37,111
Other selling, general and administrative expenses	35,330	26,916	29,951
Asset impairment	14,351	-	-
Executive severance	5,730	495	-
Legal and related costs	1,691	2,398	2,429
Facilities realignment	2,354	-	-
Total operating expenses	88,823	63,639	69,491

Operating (loss) income	(26,887)	35,191	19,590

Gain (loss) on investments	4,444	(1,000)	-
Interest income, net	3,190	1,779	1,073

(Loss) income before income tax	(19,253)	35,970	20,663
Provision for income tax	201	14,838	8,405

Net (loss) income	$(19,454)	$21,132	$12,258

Net (loss) income per share of common stock:
Basic	$(1.37)	$1.45	$0.86
Assuming dilution	$(1.37)	$1.42	$0.85

Weighted average number of common shares and
common share equivalents outstanding:
Basic	14,232	14,564	14,231
Assuming dilution	14,232	14,893	14,431

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1,	14,820	$148	14,523	$145	14,210	$142
Common stock issued	68	1	68	1	143	1
Restricted stock issued	43	-	98	1	129	1
Restricted stock forfeited	(24)	-	(14)	-	-	-
Stock options exercised	41	-	145	1	41	1
Balance at December 31,	14,948	149	14,820	148	14,523	145
Treasury stock:
Balance at January 1,	5	(110)	5	(110)	5	(110)
Treasury stock purchased	1,013	(13,104)	-	-	-	-
Balance at December 31,	1,018	(13,214)	5	(110)	5	(110)
Additional paid-in capital:
Balance at January 1,		116,737		109,531		106,673
Common stock issued		699		1,511		1,326
Restricted stock issued		533		2,626		814
Restricted stock forfeited		(494)		(174)		-
Stock-based compensation issued		259		-		-
Stock options exercised		591		2,369		526
Tax benefit on options exercised		-		641		192
Acceleration of stock option vesting				233		-
Balance at December 31,		118,325		116,737		109,531
Retained earnings:
Balance at January 1,		50,637		29,505		17,247
Net (loss) income		(19,454)		21,132		12,258
Balance at December 31,		31,183		50,637		29,505
Accumulated other
comprehensive income (loss):
Balance at January 1,		76		25		(100)
Reclassification of realized (gain) loss, net of tax		(49)		21		80
Unrealized holding gain, net of tax		44		30		45
Balance at December 31,		71		76		25
Unamortized compensation costs:
Balance at January 1,		(2,063)		(608)		(641)
Restricted stock issued		(533)		(2,627)		(521)
Restricted stock forfeited		494		137		-
Restricted stock vested		1,198		1,035		554
Balance at December 31,		(904)		(2,063)		(608)
Total stockholders' equity		135,610		165,425		138,488

Comprehensive income:
Net (loss) income		$(19,454)		$21,132		$12,258
Reclassification of realized (gain) loss, net of tax		(49)		21		80
Unrealized holding gain, net of tax		44		30		45
Total comprehensive income		$(19,459)		$21,183		$12,383

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net (loss) income from operations	$(19,454)	$21,132	$12,258
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,820	5,916	6,243
(Gain) loss on investment	(4,444)	1,000	-
Asset impairment	14,351	-	-
Loss on disposal of assets	269	622	-
Stock compensation costs	1,457	1,232	554
Deferred income taxes, net	6,447	9,199	(3,117)
Provision for bad debt	1,385	683	1,939
Other changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(1,229)	15,807	(1,277)
(Increase) decrease in unbilled costs	(2,581)	648	(681)
(Increase) in income tax refund receivable	(6,292)	-	-
Decrease (increase) in inventory	-	43	(216)
Decrease (increase) in other current assets	448	(33)	14,276
Decrease (increase) in other long-term assets	218	(28)	(2,052)
(Decrease) increase in accounts payable	(41)	(3,439)	3,316
Increase (decrease) in income taxes payable	1,542	(3,529)	7,071
Increase (decrease) in unearned contract revenue	5,674	507	(5,869)
(Decrease) increase in accrued returns	(4,085)	(18,495)	6,311
(Decrease) increase in accrued incentives	(4,254)	(4,204)	9,543
(Decrease) increase in accrued payroll and related benefits	(858)	(617)	2,414
Increase (decrease) in accrued liabilities	8,742	2,538	(9,082)
Net cash provided by operating activities	3,115	28,982	41,631
Cash Flows From Investing Activities
Sales (purchases) of short-term investments, net	21,686	(27,103)	7,355
Proceeds from sale of investment	4,444	-	-
Repayments from (loans to) Xylos and TMX	100	(1,500)	-
Purchase of property and equipment	(5,832)	(8,104)	(1,829)
Proceeds from sale of assets	63	-	-
Cash paid for acquisition, including acquisition costs	(1,936)	(28,443)	-
Net cash provided by (used in) investing activities	18,525	(65,150)	5,526
Cash Flows From Financing Activities
Net proceeds from employee stock purchase plan
and the exercise of stock options	1,291	3,880	2,045
Cash paid to repurchase shares	(13,104)	-	-
Net cash (used in) provided by financing activities	(11,813)	3,880	2,045

Net increase (decrease) in cash and cash equivalents	9,827	(32,288)	49,202
Cash and cash equivalents - beginning	81,000	113,288	64,086
Cash and cash equivalents - ending	$90,827	$81,000	$113,288

Cash paid for interest	$2	$3	$25
Cash paid for taxes	$1,513	$7,389	$9,619

The accompanying notes are an integral part of these consolidated financial statements

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

1.	Nature of Business and Significant Accounting Policies

Nature of Business

PDI, Inc. together with its wholly-owned subsidiaries (the Company) is a sales and marketing services company serving the biopharmaceutical and medical devices and diagnostics (MD&D) industries. See Note 24 for segment information.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The consolidated financial statements include accounts of PDI and its wholly owned subsidiaries TVG, Inc. (TVG), ProtoCall, Inc. (ProtoCall), InServe Support Solutions (InServe), and PDI Investment Company, Inc. (PDII). All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include incentives earned or penalties incurred on contracts, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, fair value of assets, income tax accruals, facilities realignment accruals and sales returns.

Reclassifications

Certain reclassifications have been made to conform prior periods' information to the current year presentation.

Revision in the Classification of Certain Securities

In connection with the preparation of its consolidated financial statements, the Company concluded that it was appropriate to classify certain securities maturing within three months of the balance sheet date as short-term investments. Previously, such securities have been classified as cash and cash equivalents. Accordingly, the Company has revised the classification of these securities totaling $15.4 million, to short-term investments on its consolidated balance sheet as of December 31, 2004. The Company has also made corresponding adjustments to its consolidated statement of cash flows for the years ended December 31, 2004 and 2003 to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification did not affect cash flows from operations or from financing activities in previously reported consolidated statements of cash flows or net income in previously reported consolidated statements of operations for any period.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts, highly liquid investment instruments and certificates of deposit with an original maturity of three months or less at the date of purchase.

Investments in Marketable Securities

The Company classifies its investments in marketable securities as “available-for-sale” or “held-to-maturity” in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The Company does not have any investments classified as “trading.” Available-for-sale investments are carried at fair market value based on quoted market values with the unrealized gain or loss, net of taxes reported as a component of accumulated other comprehensive income. Realized gains and losses are computed based upon specific identification. The Company’s other short-term investments consist of a laddered portfolio of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper. These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity. Held-to-maturity investments are stated at amortized cost.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management reviews a customer’s credit history before extending credit. Initially, the Company establishes an allowance for doubtful accounts based on the overall aging of accounts receivable based on historical trends and other information. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing). The Company operates almost exclusively in the pharmaceutical industry and to a great extent its revenue is dependent on a limited number of large pharmaceutical companies. A general downturn in the pharmaceutical industry or adverse material event to one or more of the Company’s major clients could result in higher than expected customer defaults and additional allowances may be required. Allowance for doubtful accounts was approximately $778,000 and $74,000 as of December 31, 2005 and 2004, respectively.

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

Loans and Investments in Privately Held Entities

From time to time, the Company makes investments in and/or loans to privately-held companies. The Company considers whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down is recorded to estimated fair value. For the year ended December 31, 2004, the Company recorded a loss on investments of $1.0 million to write-down investments to their fair value. Additionally, on a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful accounts is necessary. These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events. The Company’s assessments of value are highly subjective given that these companies may be at an early stage of development and rely regularly on their investors for cash infusions. At December 31, 2005 and 2004, the allowance for doubtful notes was approximately $1.2 million and $500,000, respectively. The Company does not recognize interest income on impaired loans. See Note 6 for additional information.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method, based on estimated useful lives of seven to ten years for furniture and fixtures, three to five years for office and computer equipment, and three to seven years for computer software. Leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations. Purchased computer software is capitalized and amortized over the software's useful life, unless the amounts are immaterial in which case the Company expenses it immediately.

Fair Value of Financial Instruments

The Company considers carrying amounts of cash, accounts receivable, accounts payable and accrued expenses to approximately fair value due to the short-term nature of these financial instruments. Marketable securities classified as “available for sale” are carried at fair value. Market securities classified as “held-to-maturity” are carried at amortized cost. The fair value of held-to-maturity securities as of December 31, 2005 was $4.9 million. The fair value of letters of credit is determined to be zero as management does not expect any material losses to result from these instruments because performance is not expected to be required.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Goodwill and Other Intangible Assets

The Company accounts for purchases of acquired companies in accordance with SFAS No. 141, "Business Combinations" (SFAS 141) and accounts for the related goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests require significant management judgments and estimates. These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future cash flows and statutory regulations. In accordance with SFAS 141, the Company allocates the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

The Company has elected to do the annual tests for indications of goodwill impairment as of December 31 of each year. The Company utilizes discounted cash flow models to determine fair value in the goodwill impairment evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine that fair value of the respective reporting units. While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances. The 2005 evaluation indicated that goodwill recorded in the MD&D and Select Access reporting units was impaired and accordingly, the Company recognized non-cash charges of approximately $7.8 million and $3.3 million, respectively, in 2005. See Note 5 for additional information.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value. In 2005, the Company recorded a non-cash charge of approximately $2.8 million related to the impairment of its Siebel sales force automation software and a non-cash charge of approximately $349,000 related to the impairment of the InServe intangible assets. See Note 4 and 5, respectively, for additional information.

Self-Insurance Accruals

The Company is self-insured for certain losses relating to workers’ compensation and automobile-related liabilities for Company-leased cars for claims filed and claims incurred but not reported. The Company’s liability is estimated on an actuarial undiscounted basis using individual case-based valuations and statistical analysis supplied by its insurance brokers and insurers and is based upon judgment and historical experience, however, the final cost of many of these claims may not be known for five years or longer. The Company maintains stop-loss coverage with third-party insurers to limit its total exposure on these programs. Management reviews these accruals on a quarterly basis. At December 31, 2005 and 2004, self-insurance accruals totaled $3.8 million and $4.1 million, respectively.

Accrued Sales Returns

For product sales, provision is made at the time of sale for all discounts and estimated sales allowances. Upon approval from the Company, customers who purchased the Company’s Ceftin product were permitted to return unused product up to six months before, and one year after the expiration date for the product, but no later than December 31, 2004. As discussed in Note 16, there were $1.7 million and $12.0 million adjustments for changes in estimates to the Ceftin returns reserve in 2004 and 2003, respectively. There were no adjustments in 2005. These adjustments were recorded as a reduction to revenue consistent with the initial recognition of the returns allowance and resulted in the Company reporting net negative product revenue in 2004 and 2003.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuances of shares are credited or charged to additional paid-in capital using the average cost method.

Revenue Recognition and Associated Costs

Revenue and associated costs under pharmaceutical detailing contracts are generally based on the number of physician details made or the number of sales representatives utilized. With respect to risk-based contracts, all or a portion of revenues earned are based on contractually defined percentages of either product revenues or the market value of prescriptions written and filled in a given period. These contracts are generally for terms of one to three years and may be renewed or extended. The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice. Certain contracts provide for termination payments if the client terminates us without cause. Typically, however, these penalties do not offset the revenue the Company could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on the Company’s business, financial condition or results of operations.

Revenue and associated costs under marketing service contracts are generally based on a single deliverable such as promotional program, accredited continuing medical education seminar or marketing research/advisory program. The contracts are generally terminable by the client for any reason. Upon termination, the client is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the client. Due to the typical size of marketing service contracts, it is unlikely the loss or termination of any individual contract would have a material adverse effect on the Company’s business, financial condition or results of operations.

Service revenue is recognized on product detailing programs and other marketing and promotional contracts as services are performed and the right to receive payment for the services is assured. Many of the product detailing contracts allow for additional periodic incentive fees to be earned if certain performance benchmarks have been attained. Revenue earned from incentive fees is recognized in the period earned and when the Company is reasonably assured that payment will be made. Under performance based contracts, revenue is recognized when the performance based parameters are achieved. Many contracts also stipulate penalties if agreed upon performance bench marks have not been met. Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.

Historically, the Company has derived a significant portion of its service revenue from a limited number of clients. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant client concentration in future periods. For the year ended December 31, 2005, the Company’s three largest clients and for 2004 and 2003, the Company’s two largest clients, who each individually represented 10% or more of its service revenue, accounted for approximately 70.3%, 63.0% and 66.5%, respectively, of its service revenue.

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

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Reimbursable out-of-pocket expenses include those relating to travel and out-of pocket expenses and other similar costs, for which the Company is reimbursed at cost by its clients. In accordance with the requirements of Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (EITF 01-14), reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of goods and services in the consolidated statements of operations. For the years ended December 31, 2005, 2004 and 2003, reimbursable out-of-pocket expenses were $35.2 million, $22.8 million and $27.1 million, respectively.

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

Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue for the years ended December 31, 2004 and 2003 was negative, primarily from the adjustments to the Ceftin sales returns reserve, as discussed in Note 16, net of the sale of the Xylos wound care products.

Cost of goods sold includes all expenses for product distribution costs, acquisition and manufacturing costs of the product sold.

Stock-Based Compensation

The Company accounts for employee stock options and share awards under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as interpreted (APB 25). Accordingly, compensation cost for stock options and restricted stock is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company recognizes compensation cost arising from the issuance of stock options and restricted stock over the vesting period of the grant. The Company has a number of share-based employee compensation plans, which are described more fully in Note 11.

Stock options are generally granted with an exercise price equal to the market value of the common stock on the date of grant, expire 10 years from the date they are granted, and generally vest over a two-year period for members of the Board of Directors and three-year period for employees. The restricted shares have vesting periods that range from eighteen months to three years and are subject to accelerated vesting and forfeiture under certain circumstances.

On March 29, 2005, the Compensation and Management Development Committee of the Company’s Board of Directors approved the 2005 PDI, Inc. Long-Term Incentive Plan (the LTI Plan), which is described more fully in Note 11. To provide each participant with an equity stake in the Company, and the potential to create or increase his or her stock ownership in the Company, awards under the LTI Plan will be made through the following two methods: (i) stock-settled appreciation rights (SARs); and (ii) performance contingent shares of Company common stock (Performance Contingent Shares). SARs are generally granted with an exercise price equal to the market value of the common stock on the date of grant, expire 5 years from the date they are granted, and generally vest over a three-year period. Any Performance Contingent Shares awarded under the LTI Plan will be issued upon completion of the three (3) year Performance Period. Under the terms of the LTI Plan, each participant’s target award of Performance Contingent Shares could increase by fifty percent (50%) if a pre-determined superior level of achievement is attained as of the end of the Performance Period. Although the measurement date for the performance contingent shares is not reached until the performance targets are met, the Company recognizes compensation expense over the performance period based on the probable number of shares to be issued and the current value of those shares.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company’s financial statements. The Statement also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments. The Company has adopted the disclosure-only provision of SFAS 123, which requires that the Company provide pro forma information regarding net income and income per common share as if the fair value method of accounting had been used. The Company also adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Year Ended December 31,
	2005	2004	2003

Net income (loss), as reported	$(19,454)	$21,132	$12,258
Add: Stock-based employee
compensation expense included
in reported net income (loss),
net of related tax effects	974	721	368
Deduct: Total stock-based
employee compensation expense
determined under fair value based
methods for all awards, net of
related tax effects	(6,670)	(3,946)	(6,133)
Pro forma net income (loss)	$(25,150)	$17,907	$6,493

Earnings (loss) per share
Basic—as reported	$(1.37)	$1.45	$0.86
Basic—pro forma	$(1.77)	$1.23	$0.46

Diluted—as reported	$(1.37)	$1.42	$0.85
Diluted—pro forma	$(1.77)	$1.20	$0.45

The weighted average fair value of options granted during 2005, 2004 and 2003 was estimated to be $9.10, $19.26 and $11.23, respectively. The fair value of each option granted is determined on the date of grant using the Black Scholes option pricing model, with the following weighted-average assumptions assuming no dividends paid in the foreseeable future:

	2005	2004	2003
Risk-free interest rate	3.79%	3.63%	4.49%
Expected life	5 years	5 years	5 years
Expected volatility	100%	100%	100%

Advertising

The Company recognizes advertising costs as incurred. The total amounts charged to advertising expense, which is included in other SG&A, were approximately $335,000, $230,000 and $555,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

License Fees

Costs related to the acquisition or licensing of products that have not yet received regulatory approval to be marketed, and that have no alternative future uses, are expensed as incurred, while costs incurred post-approval are capitalized and amortized over the shorter of the estimated economic life of the underlying product or the term of the license agreement.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Rent Expense

Minimum rental expenses are recognized over the term of the lease. The Company recognizes minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to occupancy. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. The Company also may receive tenant allowances including cash or rent abatements, which are reflected in other accrued expenses on the consolidated balance and are amortized as a reduction to rent expense over the term of the lease. Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based upon use of utilities and the landlord’s operating expenses. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Income taxes

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes using the asset and liability method. This method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and rates. A valuation allowance is established, when necessary, to reduce the deferred income tax assets that are not more likely than not to be realized.

The Company operates in multiple tax jurisdictions and provides taxes in each jurisdiction where it conducts business and is subject to taxation. The breadth of the Company’s operations and the complexity of the tax law require assessments of uncertainties and judgments in estimating the ultimate taxes the Company will pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits. The Company has established estimated liabilities for federal and state income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, “Accounting for Contingencies” (SFAS 5). These accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process. The Company adjusts these accruals as facts and circumstances change, such as the progress of a tax audit. The Company believes that any potential audit adjustments will not have a material adverse effect on its financial condition or liquidity. However, any adjustments made may be material to our consolidated results of operations or cash flows for a reporting period.

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. Deferred tax assets are regularly reviewed for recoverability. The Company currently has significant deferred tax assets resulting from the current year net operating loss and deductible temporary differences, which should reduce taxable income in future periods. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company’s 2005 net loss weighed heavily in its overall assessment. As a result of the assessment, the Company established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2005 that cannot be carried back.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29,” which replaces the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the adoption of SFAS 153 in 2006 will not have a material impact on its consolidated financial statements.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of the compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This Statement will apply to all awards outstanding on its effective date, or awards granted, modified, repurchased or cancelled after that date. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of this Statement until the first fiscal year beginning after June 15, 2005. The Company will adopt this standard using the modified prospective method in the first quarter of 2006. The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. The additional compensation expense to be incurred in 2006 due to the adoption of SFAS 123R for the remaining unvested grants as of December 31, 2005 is approximately $230,000. The impact of additional future grants in 2006 and beyond cannot be predicted at this time because it is dependent on the fair value and number of share-based award granted in the future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.

2.	Acquisition

On August 31, 2004, the Company acquired substantially all of the assets of Pharmakon, LLC in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions of SFAS No. 141. The Company made payments to the members of Pharmakon, LLC on August 31, 2004 of $27.4 million, of which $1.5 million was deposited into an escrow account, and the Company assumed approximately $2.6 million in net liabilities. As of December 31, 2005, $500,000 is still held in the escrow account, which is recorded in other current assets on the Company’s balance sheet and will be paid out during 2006, subject to certain working capital adjustments. Approximately $1.1 million in direct costs of the acquisition were also capitalized. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC received approximately $1.4 million in additional payments on April 1, 2005 for the year ended December 31, 2004. No additional payments will be received in 2006 since the Pharmakon business did not exceed its specified 2005 performance benchmark. The members of Pharmakon, LLC can still earn up to an additional $3.3 million in cash based upon achievement of certain annual profit targets through December 2006. In connection with this transaction, the Company has recorded $13.1 million in goodwill and $18.9 million in other identifiable intangibles through December 31, 2005. The identifiable intangible assets have a weighted average remaining amortization period of 13.6 years.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2004 and 2003 assume that the Company had acquired substantially all of the assets of Pharmakon, LLC as of the beginning of the period presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

	Year ended December 31,
	2004	2003
Revenue	$377,577	$361,687
Net income	22,842	14,713
Earnings per share	$1.53	$1.02

3.	Investments in Marketable Securities

The following is a summary of the carrying values of available-for-sale and held-to-maturity securities at December 31, 2005 and 2004:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	2005	2004
Available-for-sale
Cash/money accounts	$1,076	$921
Mutual funds	811	637
	1,887	1,558
Held-to-maturity
Cash/money accounts	1,953	3,530
Certificate of deposit	2,131
Municipal bonds	2,620	26,847
US Treasury obligations	987	498
Government agency obligations	7,742	5,075
	15,433	35,950
Total	$17,320	$37,508

The available-for-sale securities consist primarily of assets held by the Company in a Rabbi Trust associated with its deferred compensation plan (see Note 8). At December 31, 2005 and 2004, included in accumulated other comprehensive income were gross unrealized gains of approximately $98,000 and $101,000, respectively, and gross unrealized losses of approximately $28,000 and $22,000, respectively.

Held-to-maturity securities are maintained in separate accounts and primarily support the Company’s standby letters of credit. The Company has standby letters of credit of approximately $10.5 million and $9.0 million at December 31, 2005 and 2004, respectively, as collateral for its existing insurance policies and its facility leases. At December 31, 2005 and 2004, held-to-maturity securities were included in short-term investments (approximately $4.9 million and $26.9 million, respectively), other current assets (approximately $7.8 million and $6.2 million, respectively) and other assets (approximately $2.7 million and $2.8 million, respectively).

4.	Property and Equipment

The Company had a $2.8 million write-down in the second quarter of 2005 of its Siebel sales force automation software. Due to the migration of the Company’s sales force automation software to the Dendrite platform, it was determined during the second quarter of 2005 that the Company’s Siebel sales force automation software was impaired and a write-down of the asset was necessary. The non-cash charge was included in operating expense in the sales services segment.

Property and equipment consisted of the following as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Furniture and fixtures	$3,925	$3,942
Office equipment	1,663	3,787
Computer equipment	7,402	5,727
Computer software	9,350	13,674
Leasehold improvements	5,730	4,565
	28,070	31,695
Less accumulated depreciation	(12,017)	(14,525)
	$16,053	$17,170

Depreciation expense was approximately $3.9 million, $4.9 million, and $5.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

5.	Goodwill and Other Intangible Assets

In December 2005 and 2004, the Company performed its annual goodwill impairment evaluation. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The 2005 evaluation indicated that goodwill recorded in the MD&D and Select Access reporting units was impaired and accordingly, the Company recognized non-cash charges of approximately $7.8 million and $3.3 million, respectively, in 2005. On December 4, 2005 the Company announced it was discontinuing its MD&D business unit. (See Note 22 for additional information.) The Company’s MD&D business unit is expected to cease operations in the first quarter of 2006. As a result of this decision and the expected cash flows that the unit will generate in 2006, an impairment charge of $7.8 million was recorded in operating expense in the sales services segment, which represented all of the goodwill associated with the InServe acquisition. The loss of a key client that historically represented between 25% - 35% of revenue and the lack of new business materializing within Select Access were the main factors for the goodwill impairment. The 2004 evaluation indicated that there was no impairment of goodwill.

Additionally, due to the pending discontinuation of the MD&D business unit, the Company evaluated the recoverability of MD&D long-lived assets and determined that these assets were impaired. The Company recorded a non-cash charge of approximately $349,000. This was also recorded in operating expense in the sales services segment. The Company’s MD&D business unit has approximately $73,000 remaining of other intangible assets that will be amortized through March 31, 2006.

The Company had a net increase in goodwill associated with the marketing services segment for the year ended December 31, 2005. Acquisition costs and additional payments from escrow were partially offset by a reduction in the accrued earn-out payment.

Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, by operating segment, were as follows:

	Sales	Marketing
	Services	Services	PPG	Total

Balance as of December 31, 2004	$11,132	$12,659	$-	$23,791
Amortization	-	-	-	-
Goodwill additions	-	568	-	568
Goodwill deductions	-	(115)	-	(115)
Goodwill impairments	(11,132)	-	-	(11,132)
Balance as of December 31, 2005	$-	$13,112	$-	$13,112

All identifiable intangible assets recorded as of December 31, 2005 are being amortized on a straight-line basis over the lives of the intangibles, which range from three months to 15 years. The weighted average amortization period for all of the identifiable intangible assets is approximately 13.6 years. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $1.9 million, $1.0 million, and $613,000, respectively. Estimated amortization expense for the next five years is as follows:

2006	2007	2008	2009	2010
$ 1,354	$1,281	$1,281	$1,272	$1,253

The net carrying value of the identifiable intangible assets for the years ended December 31, 2005 and 2004 is as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	As of December 31, 2005			As of December 31, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Covenant not to compete	$1,634	$1,491	$143	$1,826	$1,126	$700
Customer relationships	17,371	2,491	14,880	17,508	1,163	16,345
Corporate tradename	2,652	370	2,282	2,672	169	2,503
Total	$21,657	$4,352	$17,305	$22,006	$2,458	$19,548

6.	Loans and Investments in Privately-Held Entities

In June 2005, the Company sold its approximate 12% ownership interest in In2Focus, Inc. (In2Focus), a United Kingdom contract sales company. The Company’s original investment of $1.9 million had been written down to zero in the fourth quarter of 2001. The Company received approximately $4.4 million, net of transaction costs, which isincluded in gain (loss) on investments at December 31, 2005.

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which were due to be repaid on November 26, 2005. Through December 31, 2005, TMX provided services to the Company valued at $245,000. The receipt of these services was used as payment towards the loan and the balance of the loan receivable at December 31, 2005 is $755,000. In the second quarter of 2005, due to the continued losses in 2005 and uncertainty regarding future prospects, the Company established an allowance for doubtful notes of $755,000 against the TMX loans.

In October 2002, the Company acquired $1.0 million of preferred stock of Xylos Corporation (Xylos). In addition, the Company provided short-term loans totaling $500,000 in the first half of 2004. The Company determined its $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004 and the Company recorded a non-cash charge to write down its investment of $1.0 million and established an allowance for doubtful accounts of $500,000. Xylos made two loan payments of $50,000 in each of the second and third quarters of 2005. These payments were recorded as credits to bad debt expense in the periods in which they were received.

7.	Retirement Plans

The Company offers an employee 401(k) saving plan. Under the PDI, Inc. 401(k) Plan (the Plan), employees may contribute up to 25% of their pre-tax compensation. Effective January 1, 2004, the Company makes a safe harbor non-elective contribution in an amount equal to 100% of the participant’s base salary contributed up to 3% plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%. Prior to January 1, 2004, the Company made cash contributions in an amount equal to 100% of the participant’s base salary contributed up to 2%. Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock. The Company’s total contribution expense related to the Company’s 401(k) plans for 2005, 2004 and 2003 was approximately $2.1 million, $1.6 million, and $905,000, respectively.

8.	Deferred Compensation Arrangements

Beginning in 2000, the Company established a deferred compensation arrangement whereby a portion of certain employees’ salaries is withheld and placed in a Rabbi Trust. The plan permits the employees to diversify these assets through a variety of investment options. The Company adopted the provisions of EITF No. 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts are Earned and Held in a Rabbi Trust and Invested” which requires the Company to consolidate into its financial statements the net assets of the trust. The deferred compensation obligation has been classified as a current liability and the net assets in the trust are classified as available-for-sale and are included in short-term investments.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

9.	Commitments and Contingencies

The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017. Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses. Lease expense under these agreements for the years ended December 31, 2005, 2004 and 2003 was approximately $22.9 million, $24.4 million, and $21.3 million, respectively, of which $19.3 million in 2005, $21.2 million in 2004, and $18.0 million in 2003 related to automobiles leased for employees for a term of one-year from the date of delivery.

As of December 31, 2005, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractrual obligations (1)	$11,406	$5,576	$5,830	$-	$-
Operating Lease Obligations
Minimum lease payments	33,488	3,090	6,155	6,334	17,909
Less minimum sublease rentals (2)	(1,852)	(401)	(801)	(650)	-
Net minimum lease payments	31,636	2,689	5,354	5,684	17,909

Total	$43,042	$8,265	$11,184	$5,684	$17,909

(1)	Amounts represent contractual obligations related to software license contracts, IT consulting contracts and outsourcing contracts for employee benefits administration and software system support.

(2)
On June 21, 2005, the Company signed an agreement to sublease the first floor at its corporate headquarters facility in Saddle River, NJ. (approximately 16,000 square feet) The sublease is for a five-year term commencing on July 15, 2005, and provides for approximately $2 million in lease payments over the five-year period.

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

Securities Litigation

In January and February 2002, the Company, its former chief executive officer and its chief financial officer were served with three complaints that were filed in the U.S. District Court for the District of New Jersey (the Court) alleging violations of the Securities Exchange Act of 1934 (the Exchange Act). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Mater File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs’ counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint (Second Consolidated and Amended Complaint), which superseded their earlier complaints.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

In February 2003, the Company filed a motion to dismiss the Second Consolidated and Amended Complaint. On or about August 22, 2005, the U.S. District Court for the District of New Jersey dismissed the Second Consolidated and Amended Complaint without prejudice to plaintiffs.

On October 21, 2005, Lead Plaintiffs filed a third consolidated and amended complaint (Third Consolidated and Amended Complaint). Like its predecessor, the Third Consolidated and Amended Complaint names the Company, its former chief executive officer and its chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased its common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Third Consolidated and Amended Complaint is that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as its marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly and Company.

On December 21, 2005, the Company filed a motion to dismiss the Third Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. On February 24, 2006, Lead Plaintiffs filed a memorandum of law in opposition of the motion to dismiss the Third Consolidated and Amended Complaint. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings.

In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings. As of December 31, 2005, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. The Company did not incur any costs or expenses relating to these matters during 2004 or 2005.

Cellegy Litigation

On April 11, 2005, the Company settled a lawsuit which was pending in the U.S. District Court for the Northern District of California against Cellegy Pharmaceuticals, Inc. (Cellegy), which was set to go to trial in May of 2005 (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., Case No. C 03-05602 (SC)). The Company had claimed (i) that it was fraudulently induced to enter into a December 31, 2002 license agreement with Cellegy (the License Agreement) to market the product Fortigel, and (ii) that Cellegy had otherwise breached the License Agreement by failing, inter alia, to provide it with full information about Fortigel or to take all necessary steps to obtain expeditious FDA approval of Fortigel. The Company sought return of its $15 million upfront payment, other damages and an order rescinding the License Agreement. Under the terms of the settlement, in exchange for executing a stipulation of dismissal with prejudice of the lawsuit, Cellegy agreed to and did deliver to the Company: (i) a cash payment in the amount of $2,000,000; (ii) a Secured Promissory Note in the principal amount of $3,000,000, with a maturity date of October 11, 2006; (iii) a Security Agreement, granting the Company a security interest in certain collateral; and (iv) a Nonnegotiable Convertible Senior Note, with a face value of $3,500,000, with a maturity date of April, 11, 2008.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

On December 1, 2005, the Company commenced a breach of contract action against Cellegy in the U.S. District Court for the Southern District of New York (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., 05 Civ. 10137 (PKL)). The Company alleges that Cellegy breached the terms of the Security Agreement and Secured Promissory Note that it received in connection with the settlement. The Company further alleges that to secure its debt to it, Cellegy granted the Company a security interest in certain "Pledged Collateral," which is broadly defined in the Security Agreement to include, among other things, 50% of licensing fees, royalties or "other payments in the nature thereof" received by Cellegy in connection with then-existing or future agreements for Cellegy's drugs Rectogesic® and Tostrex® outside of the U.S., Mexico, and Canada. Upon receipt of such payments, Cellegy agreed to make prompt payment to the Company. The Company alleges that it is owed 50% of a $2,000,000 payment received by Cellegy in connection with the renegotiation of its license and distribution agreement for Rectogesic® in Europe, and that Cellegy's failure to pay the Company constitutes an event of default under the Security Agreement and a related Nonnegotiable Convertible Senior Note. For Cellegy's breach of contract, the Company seeks damages in the total amount of $6,400,000 plus Default Interest from Cellegy. On December 27, 2005, Cellegy filed an answer to the Company’s complaint, denying the allegations contained therein, and asserting affirmative defenses. The parties exchanged initial disclosures in the case on February 3, 2006. The Company served its first request for the production of documents on Cellegy on February 10, 2006. Discovery is ongoing, and pursuant to a scheduling order entered by the court, is to be completed by November 21, 2006.

California Class Action Litigation

On September 26, 2005, the Company was served with a complaint in a purported class action lawsuit that was commenced against the Company in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, the Company accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, the Company filed an answer generally denying the allegations set forth in the complaint. In December 2005, the Company reached a tentative settlement of this action, subject to court approval. As a result, the Company has reduced its reserve relating to asserted and unasserted claims relating to this matter to $600,000. However, there can be no assurance that the court will approve the tentative settlement, that the reserve will be adequate to cover potential liability, or that the ultimate outcome of this action will not have a material adverse effect on the Company’s business, financial condition and results of operations.

Letters of Credit

As of December 31, 2005, the Company has $10.5 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.

10.	Preferred Stock

The Company's Board of Directors (Board) is authorized to issue, from time to time, up to 5,000,000 shares of preferred stock in one or more series. The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series. As of December 31, 2005 and 2004, there were no issued and outstanding shares of preferred stock.

11.	Stock-Based Compensation

In March 1998, the Board and the shareholders approved the 1998 Stock Option Plan (the 1998 Plan) which reserved for issuance up to 750,000 shares of the Company’s common stock, pursuant to which officers, directors and key employees of the Company and consultants to the Company were eligible to receive incentive and/or non-qualified stock options. The 1998 Plan, which had an initial term of ten years from the date of its adoption, was administered by a committee designated by the Board. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options was determined by the committee, in its sole discretion. Incentive stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 1998 Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

In May 2000 the Board and the shareholders approved the 2000 Omnibus Incentive Compensation Plan (the 2000 Plan). The maximum number of shares as to which awards or options could be granted under the 2000 Plan was 2.2 million shares. Eligible participants under the 2000 Plan included officers and other employees of the Company, members of the Board and outside consultants, as specified under the 2000 Plan and designated by the Compensation and Management Development Committee (the Compensation Committee) of the Board. The right to grant awards under the 2000 Plan was to terminate 10 years after the date the 2000 Plan was adopted. No participant could be granted, in the aggregate, more than 100,000 shares of Company common stock from all awards under the 2000 Plan.

In June 2004, the Board and the shareholders approved the PDI, Inc. 2004 Stock Award and Incentive Plan (the 2004 Plan). The 2004 Plan replaced the 2000 Plan and the 1998 Plan. The 2004 Plan reserved an additional 893,916 shares for new awards as well as combined the remaining shares available under the 1998 Plan and 2000 Plan. The maximum number of shares as to which awards or options may at any time be granted under the 2004 Plan is approximately 2.9 million shares. Eligible participants under the 2004 Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the 2004 Plan and designated by the Compensation Committee of the Board. Unless earlier terminated by action of the Board, the 2004 Plan will remain in effect until such time as no stock remains available for delivery under the 2004 Plan and the Company has no further rights or obligations under the 2004 Plan with respect to outstanding awards under the 2004 plan. No participant may be granted more than the annual limit of 400,000 shares plus the amount of the participant's unused annual limit relating to share-based awards as of the close of the previous year, subject to adjustment for splits and other extraordinary corporate events.

On March 29, 2005, under the terms of the 2004 Plan, the Compensation Committee of the Board created the 2005 PDI, Inc. Long Term Incentive Plan (the LTI Plan), which permits the issuance of certain equity and equity-based incentive awards. Under the provisions of the LTI Plan, the Company seeks to provide its eligible employees with equity awards based, in part, upon the attainment of certain financial performance goals during a three (3) year period (the Performance Period). The amount of these long-term incentive awards, which may be earned over the Performance Period, will be based, in part, on the Company’s financial performance and the attainment of related individual performance goals during the prior calendar year. To provide each participant with an equity stake in the Company, and the potential to create or increase his or her stock ownership in the Company, awards under the LTI Plan will be consist of: (i) stock-settled appreciation rights (SARs); and (ii) performance contingent shares of Company common stock (Performance Contingent Shares).

SARs

The Company issued 175,487 SARS in 2005 with grant prices that ranged from $11.27 to $20.15. The SARs have a five-year life. They were granted as part of the Company’s LTI plan and as sign-on grants for certain employees. As of December 31, 2005 there were 109,206 SARs outstanding with a weighted average life of 4.4 years and a weighted average exercise price of $14.72. On December 30, 2005 the Compensation Committee accelerated the vesting of 97,706 SARs which had a weighted average exercise price of $14.79 and exercise prices that ranged form $11.27 to $20.15 and placed a restriction on the transfer or sale of the common stock received upon the exercise of the SARs that matched the original vesting schedule of the SARs. With the adoption of 123R effective for 2006, the Company accelerated the SARs to avoid recognizing expense in future financial statements. The Company recognized approximately $132,000 in expense related to SARs in 2005, $86,000 of which related to the accelerated vesting of the SARS for which the grant price was below the stock price on the date of acceleration.

Performance Shares

Based upon the target performance goals set by the Company under the LTI Plan as of March 29, 2005, a total of 54,903 Performance Contingent Shares could be required to be issued by the Company upon the attainment of all LTI Plan performance goals by all eligible LTI Plan participants. Any Performance Contingent Shares awarded under the LTI Plan will be issued upon completion of the three year Performance Period that commenced on March 29, 2005. The target number of Performance Contingent Shares which may be issued under the LTI Plan was estimated by dividing one-half of the total value of the award amount for each participant, as approved by the Compensation Committee, by the average market price for a share of Company common stock for the three month period immediately preceding the commencement date of the Performance Period, which was calculated to be $20.13. Under the terms of the LTI Plan, each participant’s target award of Performance Contingent Shares could increase by fifty percent (50%) if a pre-determined superior level of achievement is attained as of the end of the Performance Period.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

As of December 31, 2005 the number of Performance Contingent Shares remaining that could be issued was 17,763. The amount of expense recognized by the Company in 2005 relating to Performance Contingent Shares was approximately $60,000.

Restricted Stock

Under the 2004 Plan, the Company issued 42,568 restricted shares with a grant price of $12.52 on November 30, 2005 to non-executive employees as a retention bonus. These shares are subject to cliff vesting after an eighteen-month period over which the total cost of these grants will be expensed. The Company has 112,723 shares of restricted stock outstanding as of December 31, 2005 and recognized approximately $1.2 million in compensation expense related to restricted shares during 2005. The restricted shares issued in previous years have a three-year vesting period. All restricted shares issued are subject to accelerated vesting and forfeiture under certain circumstances.

Stock Options

On February 9, 2005, with the approval of the Company’s Board, the Company accelerated the vesting of all outstanding unvested options for which the exercise price was greater than the fair market value of the Company’s common shares on that date. In anticipation of the adoption of FAS 123R, the Company accelerated the options to avoid recognizing expense in future financial statements. The total number of shares accelerated was 473,334 and they all pertained to grants that were issued during 2004. The weighted average exercise price of the accelerated options was $25.27, with exercise prices ranging from $24.61 to $31.62. During 2004, the Company accelerated the vesting of stock option grants and restricted stock grants for certain employees that resulted in total compensation expense of approximately $275,000.

The Company granted 62,500 stock options in 2005 to the Company’s Board of Directors with a weighted average exercise price of $11.96. Options granted to members of the Board vest a third upon date of grant and then a third over each of the next two years. All options granted to employees vest a third each year over a three-year period.

During 2004, the Company accelerated the vesting of stock option grants and restricted stock grants for certain employees which resulted in total compensation of approximately $275,000 for the year ended December 31, 2004.

In March 2003, the Company initiated an option exchange program pursuant to which eligible employees, which excluded certain members of senior management and members of the Board of Directors, were offered an opportunity to exchange an aggregate of 357,885 outstanding stock options with exercise prices of $30.00 and above for either cash or shares of restricted stock, depending upon the number of options held by an eligible employee. The offer exchange period expired on May 12, 2003. Approximately 310,403 shares of common stock underlying eligible options were tendered by eligible employees and accepted by the Company. This number represents approximately 87% of the total shares of common stock underlying eligible options. A total of approximately 120 eligible participants elected to exchange an aggregate of approximately 59,870 shares of common stock under eligible options and received cash in the aggregate amount of approximately $67,000 (which amount includes applicable withholding taxes). A total of approximately 145 eligible participants elected to exchange an aggregate of approximately 250,533 shares of common stock underlying eligible options in exchange for an aggregate of approximately 49,850 shares of restricted stock. All tendered options have been canceled and are eligible for re-issuance under the Company’s option plans. The restricted stock is subject to three-year cliff vesting and is being amortized on a straight-line basis over that three-year period. The shares are subject to forfeiture upon termination of employment other than in the event of the recipient’s death or disability. The total compensation expense related to the option exchange program was approximately $41,000 in 2005, $96,000 in 2004 and $178,000 in 2003. As of December 31, 2005, 26,665 restricted shares remained outstanding from this grant.

At December 31, 2005, options for an aggregate of 1,271,890 shares were outstanding under the Company’s stock option plans and options to purchase 562,237 shares of common stock had been exercised since its inception. The activity for the 2004, 2000, and 1998 Plans during the years ended December 31, 2005, 2004 and 2003 is set forth in the table below:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding balance
at beginning of year	1,343,745	$27.86	1,037,599	$27.33	1,514,297	$39.23
Granted	62,500	11.96	520,000	25.46	115,303	16.13
Exercised	(41,291)	14.33	(144,686)	16.38	(42,373)	13.06
Terminated	(93,064)	32.39	(69,168)	15.10	(549,628)	58.86
Outstanding balance
at end of year	1,271,890	$27.19	1,343,745	$27.86	1,037,599	$27.33
Options exercisable
at end of year	1,229,889	$27.71	691,798	$32.58	608,811	$31.87

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Remaining
	Number of	weighted	Weighted	Number of	Weighted
Exercise price	options	contractual	exercise	options	exercise
per share	outstanding	life (years)	price	exercisable	price
$ 5.21 - $ 9.15	38,668	6.9	$6.89	38,668	$6.89
$11.49 - $18.38	391,686	6.5	15.28	349,685	15.67
$21.10 - $31.62	667,990	7.4	25.74	667,990	25.74
$59.50	137,196	5.1	59.50	137,196	59.50
$80.00 - $93.75	36,350	5.1	81.90	36,350	81.90
	1,271,890	6.8	$27.19	1,229,889	$27.71

As part of the employment separation agreement with its interim Chief Executive Officer (CEO), the Company modified the expiration date on 32,500 options that had been awarded to the interim CEO while he was a member of the Board. The awards were modified to expire three years from his employee termination date, which as per his current agreement is expected to be March 31, 2007. As a result of this modification, the Company recorded compensation expense of approximately $57,000. Additionally, the interim CEO was awarded 50,000 shares of common stock conditional on the performance of the Company’s share price at the end of the performance period which has been designated as August 15, 2005 through March 31, 2007. The actual award will be determined as follows: (1) 50,000 shares if the stock price of the Company’s common stock is $36.00 or higher; or 16,780 shares plus 20.78 shares for each cent ($0.01) above $20.00 stock price if the stock price of the Company’s common stock is between $20.00 and $35.99; or zero shares if the stock price of the Company’s common stock is below $20.00. Finally, in December 2005, under a separate agreement, the interim CEO was awarded $100,000 in cash and 5,000 shares of the Company’s common stock.

12.	Loans to Stockholders/Officers

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

13.	Related Party Transactions

The Company purchased certain print advertising for initial recruitment of representatives through a company that is wholly-owned by family members of the Company's largest stockholder. The amounts charged to the Company for these purchases totaled approximately $180,000, and $983,000, for the years ended December 31, 2004 and 2003. The Company was no longer using this vendor as of December 31, 2004.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

14.	Treasury Stock

On April 27, 2005, the Company terminated its original 2001 stock repurchase plan. On May 2, 2005, the Company announced plans to repurchase up to a million of its outstanding shares of common stock as authorized by its Board of Directors. The Company has repurchased 996,900 shares under this plan. On July 6, 2005, the Company announced that its Board of Directors had authorized the repurchase of another million shares, bringing the total the Board of Directors has authorized to two million shares. A plan has not been formalized for repurchasing the second million shares. At its discretion, the Company may continue to repurchase shares on the open market or in privately negotiated transactions, or both, depending on cash flow expectations and other uses of cash. The current plan does not have an expiration date. A reconciliation of the number of shares repurchased as of December 31, 2005 is as follows:

	Average. Price	Shares
Period	Per Share	Purchased
September 2001	$22.00	5,000
May 2005	$12.36	226,900
June 2005	$11.92	353,330
July 2005	$13.77	315,570
August 2005	$14.39	101,100
Total	$12.90	1,001,900

An additional 16,106 shares were delivered back to the Company and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

15.	Significant Customers

During 2005, 2004 and 2003 the Company had several significant customers for which it provided services under specific contractual arrangements. The following sets forth the net service revenue generated by customers who accounted for more than 10% of the Company's service revenue during each of the periods presented.

	Years Ended December 31,
Customers	2005	2004	2003
A	$107,260	$153,801	$118,713
B	69,452	76,744	-
C	48,051	-	-
D	-	-	118,291

For the year ended December 31, 2005 the Company’s three largest clients, each of whom represented 10% or more of its service revenue, accounted for, in the aggregate, approximately 70.3% of its service revenue. For the years ended December 31, 2004, and 2003, the Company had two large clients, who each individually represented 10% or more of its service revenue; these clients accounted for in the aggregate, approximately 63.0% and 66.5% respectively, of its service revenue.

At December 31, 2005 and 2004, two customers represented 56.6% and 55.0%, respectively, of the aggregate of outstanding service accounts receivable and unbilled services.

The loss of any one of the foregoing customers could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See Note 23 for a subsequent event related to a significant customer.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

16.	Performance Based Contracts

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

The Company’s accrual for returns of $231,000 at December 31, 2005 consists almost entirely of amounts owed to that wholesaler which the Company was able to negotiate in lieu of purchasing the $2.5 million worth of services as described above. The accrual as recorded by the Company is its best estimate based on its understanding of its obligations.

17.	Changes in Executive Management

On October 21, 2005, the Company announced the resignation of Charles T. Saldarini as Vice Chairman and CEO. Mr. Saldarini also resigned as a member of the Company’s Board. As per the terms of his employment agreement, Mr. Saldarini was entitled to approximately $2.8 million in cash and stock compensation, which was recognized in the fourth quarter of 2005. Also effective that date, Larry Ellberger was named interim CEO. Mr. Ellberger was formerly Executive Vice President and Chief Administrative Officer of the Company.

On August 10, 2005, the Company announced that Bernard C. Boyle, the Company’s Chief Financial Officer would resign from his position with the Company effective December 31, 2005. Pursuant to a September 23, 2005 Memo of Understanding between the Company and Mr. Boyle, the Company agreed, among other things, to continue to pay him his salary through December 31, 2005 and make certain additional payments to Mr. Boyle upon the termination of his employment. Accordingly, the Company recognized approximately $1.6 million in additional compensation expense in the third quarter of 2005. Effective December 31, 2005, the Company entered into an amendment to the Memo of Understanding, pursuant to which Mr. Boyle deferred his resignation until March 31, 2006.

The Company also announced the resignation of three other executive vice-presidents during the year. The Company has recognized approximately $5.7 million in expense related to executive resignations/settlements in 2005. This amount is shown separately within operating expenses on the consolidated statement of operations for the year ended December 31, 2005.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

18.	Facility Realignment

In the fourth quarter of 2005, the Company took charges of approximately $2.4 million related to unused office space capacity at their Saddle River, NJ and Dresher, PA locations. There was a charge of approximately $1.1 million recorded in the sales services segment and a charge of approximately $1.3 million recorded in the marketing services segment. There are approximately 7,300 and 11,600 square feet of excess office space at Saddle River and Dresher, respectively, which the Company is anticipating to sub-lease in the second-half of 2006.

19.	Restructuring and Other Related Expenses

During the third quarter of 2002, the Company adopted a restructuring plan, the objectives of which were to consolidate operations in order to enhance operating efficiencies. In connection with this plan, the Company incurred $5.4 million in restructuring expenses of which $3.7 million related to severance payments and $1.7 million in other exit costs related to leased facilities and contractual obligations. All of the restructuring activities have been completed as of December 31, 2005. For the years ended December 31, 2005 and 2004, there were no adjustments to the restructuring accrual. During the year ended December 31, 2003, the Company recognized a net reduction in the restructuring accrual of $197,000, of which $143,000 was recorded as additional expense in SG&A and $340,000 was recorded as a credit to program expenses consistent with the original recording of the restructuring charges. A roll forward of the activity for this restructuring plan is as follows:

	Balance at		Balance at
	December 31,		December 31,
	2004	Payments	2005
Severance	$13.00	$(13.00)	$-
Exit costs	148.00	(148.00)	-
Total	$161.00	$(161.00)	$-

20.	Income Taxes

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	2005	2004	2003
Current:
Federal	$(5,867)	$3,709	$10,308
State	(379)	1,930	1,181
Total current	(6,246)	5,639	11,489

Federal	3,662	8,039	(3,856)
State	2,785	1,160	772
Total deferred	6,447	9,199	(3,084)
Provision for income taxes	$201	$14,838	$8,405

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate is as follows:

	2005	2004	2003
Federal statutory rate	(35.0%)	35.0%	35.0%
State income tax rate, net
of Federal tax benefit	9.4%	5.6%	6.1%
Meals and entertainment	0.4%	0.2%	0.3%
Valuation allowance	26.3%	0.9%	0.0%
Other	0.0%	(0.4%)	(0.7%)
Effective tax rate	1.10%	41.30%	40.70%

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2005 and 2004 are as follows:

	2005	2004
Current deferred tax assets (liabilities)
included in other current assets:
Allowances and reserves	$2,001	$2,604
Contract costs	2,394	-
Compensation	717	635
Valuation allowance on deferred tax assets	(2,402)	-
Other	-	86
	2,710	3,325
Noncurrent deferred tax assets (liabilities)
included in other long-term assets:
Property, plant and equipment	(1,631)	(3,676)
State net operating loss carryforwards	1,955	1,356
State taxes	1,731	1,652
Intangible assets	3,088	(433)
Equity investment	509	2,204
Self insurance and other reserves	1,766	1,185
Contract costs	-	5,748
Valuation allowance on deferred tax assets	(7,418)	(2,204)
-		5,832
Net deferred tax asset	$2,710	$9,157

At December 31, 2005 and 2004, the Company had a valuation allowance of $9,820,101 and $2,204,287, respectively, related to the Company's net deferred tax assets at December 31, 2005 that cannot be carried back and a capital loss carryforward on equity investments on December 31, 2004.

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company’s 2005 net loss weighed heavily in the Company’s overall assessment. As a result, the Company established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2005 in excess of the amount that can be realized as a net operating loss carryback because the Company determined that it was more likely than not that these assets would not be realized. The increase in the current year valuation allowance is as a result of this assessment, which was offset by a $1.7 million valuation allowance release for capital loss carryforwards utilized in 2005.

At December 31, 2005, the Company has approximately $14.3 million of federal net operating losses which will be carried back to December 31, 2003 and will result in an income tax refund of $5.0 million, which was recorded as a receivable at December 31, 2005. In addition, the Company has approximately $37.1 million of state net operating loss carryforwards, which has a full valuation allowance at December 31, 2005. These state operating losses will begin to expire in 2010.

21.	Historical Basic and Diluted Net (Loss)/Inocme Per Share

Historical basic and diluted net (loss)/income per share is calculated based on the requirements of SFAS No. 128, “Earnings Per Share.” A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 is as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003
Basic weighted average number of common	14,232	14,564	14,231
Dilutive effect of stock options, SARs,
and restricted atock	-	329	200
Diluted weighted average number
of common shares	14,232	14,893	14,431

Outstanding options at December 31, 2005 to purchase 1,271,890 shares of common stock with exercise prices of $5.21 to $93.75 per share were not included in the 2005 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive, as a result of the Company’s net loss in 2005. Additionally, 109,206 SARs were outstanding at December 31, 2005, and were not included in the computation of earnings per share as a result of the Company’s net loss.

Outstanding options at December 31, 2004 to purchase 409,182 shares of common stock with exercise prices of $27.00 to $93.75 were not included in the 2004 computation of historical and pro forma diluted net income per share because the exercise prices of the options were greater than the average market price per share of the common stock and therefore, the effect would have been antidilutive. Outstanding options at December 31, 2003 to purchase 380,493 shares of common stock with exercise prices of $27.00 to $93.75 were not included in the 2003 computation of historical and pro forma diluted net income per share because to do so would have been antidilutive.

22.	MD&D Discontinuation

On December 4, 2005, the Company announced that that it was discontinuing its MD&D reporting unit as part of its plan to return the Company to profitability and to focus on its core business of servicing the pharmaceutical industry. During 2005, the MD&D reporting unit did not perform to forecasted revenue and profitability targets. In the second quarter of 2005, the Company began an intensive review of the MD&D reporting unit in order to redefine the business strategy. After exploring the possibilities of a significant repricing of services provided and expanding business with existing clients, it was determined that it would not be possible to grow the MD&D business enough to provide the Company with a meaningful return on investment. The Company decided to abandon the MD&D business through the “run-off” of operations (i.e., to cease accepting new business but to continue to provide service under existing remaining contracts until they expire or are terminated). All of the current MD&D contracts include a 60-day notice period to terminate the contract. All customers were notified in writing in December 2005 that the Company intends to stop servicing these contracts effective March 31, 2006. SFAS 144 requires that operations must be abandoned prior to reporting them as discontinued operations. Therefore, the MD&D business will be reported in continuing operations until all operations, including run-off operations, cease in the first quarter of 2006.

23.	Subsequent Event

On February 10, 2006, the Company announced that it was engaged in discussions with AstraZeneca regarding the status of their fee for service contract sales engagements. On February 28, 2006, the Company announced that it has been notified by AstraZeneca that its fee-for-service agreements with the Company will be terminated effective April 30, 2006. The termination affects approximately 800 field representatives. The revenue impact is projected to be approximately $65 to $70 million in 2006.

24.	Segment Information

During the fourth quarter of 2004, as a result of the Company’s acquisition of Pharmakon, the Company restructured certain management responsibilities and changed its internal financial reporting. As a result of these changes, the Company determined that its reporting segments were required to be amended. Accordingly, the Company now reports under the following three segments:

Sales services segment - includes the Company’s Dedicated, Select Access and MD&D CSO units and the Company’s MD&D clinical teams. This segment uses teams to deliver services to a wide base; they have similar long-term average gross margins, contract terms, types of clients and regulatory environments. One segment manager oversees the operations of all of these units and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker;

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Marketing services segment - includes the Company’s marketing research and medical education and communication services. This segment is project driven; the units comprising it have a large number of smaller contracts, share similar gross margins, have similar clients, and have low barriers to entry for competition. There are many discrete offerings within this segment, including: accredited continuing medical education (CME), content development for CME, promotional medical education, marketing research and communications. One segment manager oversees the operations of all of these units and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker; and

PDI products group (PPG) - includes revenues that were earned through the Company’s licensing and copromotion of pharmaceutical and MD&D products. There are currently no ongoing operations in this segment. Any business opportunities are reviewed by interim CEO and other senior management.

All segments remain the same since the Company’s December 31, 2004 financial presentation. The accounting policies of the segments are described in Note 1. Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the sales services segment to the other operating segments since it is impracticable to do so.

	For the Year Ended December 31,
	2005	2004	2003
Revenue:
Sales services	$284,629	$332,431	$271,210
Marketing services	34,786	29,057	29,436
PPG	-	2,956	43,884
Total	$319,415	$364,444	$344,530
Operating (loss) income:
Sales services	$(25,434)	$34,018	$34,891
Marketing services	(1,185)	1,535	3,567
PPG	(268)	(362)	(18,868)
Total	$(26,887)	$35,191	$19,590
Reconciliation of (loss) income from operations to
(loss) income before income taxes:
Total (loss) income from operations
for operating groups	$(26,887)	$35,191	$19,590
Gain (loss) on investments	4,444	(1,000)	-
Other income, net	3,190	1,779	1,073
(Loss) income before income taxes	$(19,253)	$35,970	$20,663
Capital expenditures:
Sales services	$2,951	$7,671	$1,750
Marketing services	2,881	433	54
PPG	-	-	25
Total	$5,832	$8,104	$1,829
Depreciation expense:
Sales services	$3,375	$4,222	$3,935
Marketing services	550	627	522
PPG	-	27	1,173
Total	$3,925	$4,876	$5,630
Total assets
Sales services	$148,789	$179,754	$151,768
Marketing services	51,517	44,516	10,949
PPG	-	435	56,906
Total	$200,306	$224,705	$219,623

				Schedule II

PDI, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	Balance at	Additions	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2003
Allowance for doubtful accounts	$1,063,477	$1,526,626	$(1,840,762)	$749,341
Tax valuation allowance	2,941,161	-	(1,059,310)	1,881,851
Inventory valuation allowance	-	835,448	(17,583)	817,865
Accrued product rebates, sales
discounts and returns	16,499,861	12,000,000	(5,689,035)	22,810,826

	$3,692,047	$366,125	$(2,994,695)	$1,063,477
2004
Allowance for doubtful accounts	$749,341	$654,903	$(1,330,660)	$73,584
Allowance for doubtful notes	-	500,000	-	500,000
Tax valuation allowance	1,881,851	322,436	-	2,204,287
Inventory valuation allowance	817,865	-	(817,865)	-
Accrued product rebates, sales
discounts and returns	22,810,826	1,676,000	(20,171,058)	4,315,768

2005
Allowance for doubtful accounts	$73,584	$713,669	$(8,847)	$778,407
Allowance for doubtful notes	500,000	842,378	(100,000)	1,242,378
Tax valuation allowance	2,204,287	9,318,890	(1,703,076)	2,204,287
Accrued product rebates, sales
discounts and returns	4,315,768	31,551	(4,116,460)	230,859

(1) Includes payments and actual write offs, as well as changes in estimates in the reserves and the impact of acquisitions.