Form 10-K/A
period 2005-12-31
PDI INC
filed 2006-03-30
CIK 1054102

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 is being filed by the Registrant solely to correct the unofficial PDF copy of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2006.

PDI, INC.

/s/ Bernard C. Boyle
Bernard C. Boyle
Chief Financial Officer and Treasurer
(principal accounting and financial officer)