Form 10-K/A
period 2005-12-31
PDI INC
filed 2006-05-01
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None

PDI, INC.
Amendment No. 2 on Form 10-K/A

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 17, 2006 to include Part III, Items 10, 11, 12, 13 and 14 in the text of the Form 10-K rather than incorporating those items by reference from our 2006 annual meeting proxy statement, the filing of which will be delayed beyond 120 days. As required by Rule 12b-15 under the Securities Exchange Act of 1943, as amended (the “Exchange Act”), new certifications pursuant to Rule 13(a)-14(a) are being filed as exhibits to this Form 10-K/A. Because no financial statements are contained within this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. No other changes have been made to this Annual Report on Form 10-K/A. This amendment is not intended to update other information presented in this annual report on Form 10-K as originally filed.

TABLE OF CONTENTS
		Page
PART III
Item 10.	Directors and Executive Officers	4
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationship and Related Transactions	14
Item 14.	Principal Accounting Fees and Services	14

Signatures		15

PDI, INC.
Amendment No. 2 on Form 10-K/A

ITEM 10. Directors and Executive Officers of the Registrant

Directors, Executive Officers, promoters and Control Persons

(a)	Identification of directors

Name	Age	Position
John P. Dugan	70	Chairman of the Board of Directors and Director of Strategic Planning

Dr. Joseph Curti (1) (3)	68	Director

John Federspiel (2) (3)	52	Director

John M. Pietruski (2) (3)	73	Director(4)

Frank Ryan (2)	66	Director(4)

Jack Stover (1)	53	Director

Stephen Sullivan (1) (3)	59	Director

Jan Martens Vecsi	62	Director

(1)	Member of Audit Committee
(2)	Member of Compensation and Management Development Committee
(3)	Member of Nominating and Corporate Governance Committee
(4)	Director’s term is expiring in 2006. The Director has been nominated for re-election.

(b)	Identification of executive officers

Name	Age	Position
John P. Dugan	70	Chairman of the Board of Directors and Director of Strategic Planning

Larry Ellberger	58	Interim Chief Executive Officer

Steven K. Budd	49	President

Stephen P. Cotugno	46	Executive Vice President, Corporate Development and Investor Relations

Nancy McCarthy	49	Executive Vice President, Human Resources

Kevin Connolly	52	Executive Vice President and General Manager, Diversified Marketing Services

DeLisle B. Callender	56	Senior Vice President, Interim Chief Financial Officer

(c)	Identification of certain significant employees

None

(d)	Family relationships

Ms. Vecsi is the sister-in-law of John P. Dugan, our chairman. Mr. Cotugno is the nephew of John P. Dugan, as well as the nephew of Jan Martens Vecsi.

PDI, INC.
Amendment No. 2 on Form 10-K/A

(e)	Business experience

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

Dr. Joseph T. Curti became a director in August 2003. Dr. Curti was most recently president and chief executive officer of Ferring Pharmaceuticals in Tarrytown, New York. He previously held the position of president and chief executive officer of Neurochem, Inc. in Kingston, Ontario and President of North American Operations of Searle in Skokie, Illinois. He spent 19 years at Pfizer in a number of senior positions, both domestically and internationally, directing clinical drug development, drug regulatory, licensing and marketing activities. He is currently a member of the board of trustees and executive committee of Morehouse School of Medicine in Atlanta, Georgia. Dr. Curti received a B.S. from St. Joseph’s University in Philadelphia in 1959 and an M.D. from Thomas Jefferson University in Philadelphia in 1963.

John Federspiel has been a director since October 2001. Mr. Federspiel is president of Hudson Valley Hospital Center, a 128 bed, short-term, acute care, not-for-profit hospital in Westchester County, New York. Prior to joining Hudson Valley Hospital in 1987, Mr. Federspiel spent an additional 10 years in health administration, during which he held a variety of executive leadership positions. Mr. Federspiel has served as an appointed Member of the State Hospital Review and Planning Council, and has served as chairman of the Northern Metropolitan Hospital Association, as well as other affiliations. Mr. Federspiel received a B.S. degree from Ohio State University in 1975 and an M.B.A. from Temple University in 1977.

John M. Pietruski has been a director since May 1998. Since 1990, Mr. Pietruski has been the chairman of the board of Encysive Pharmaceuticals, Inc., a pharmaceutical research and development company. He is a retired chairman of the board and chief executive officer of Sterling Drug Inc., where he was employed from 1977 until his retirement in 1988. Mr. Pietruski is a member of the board of directors of Xylos Corporation and TrialCard Incorporated. Mr. Pietruski graduated Phi Beta Kappa with a B.S. in business administration with honors from Rutgers University in 1954.

Frank Ryan has been a director since November 2002. Mr. Ryan’s career includes a 38-year tenure with Johnson & Johnson. Mr. Ryan retired in 2001 as Company Group Chairman with responsibility for worldwide Ethicon franchises and Johnson & Johnson Canada. In addition, Mr. Ryan was a member of the Medical Devices and Diagnostics Operating Group and Leader for the Group in Process Excellence (Six Sigma) and IT. Throughout his years at Johnson & Johnson, Mr. Ryan held positions of increasing responsibility, including Worldwide President of Chicopee, President of Johnson and Johnson Hospital Services Co. and President of Ethicon, Inc. Mr. Ryan received a B.S. degree in mechanical engineering from the Illinois Institute of Technology in 1965 and an M.B.A. from the University of Chicago Graduate School of Business in 1969.

Stephen Sullivan became a director in September 2004. Mr. Sullivan is President and Chief Executive Officer of Harlan Sprague Dawley, Inc. Prior to joining Harlan in 2006, Mr. Sullivan was a Senior Vice President of Covance, Inc. and the President of Covance Central Laboratories, Inc., a major division of Covance. Covance is the second-largest contract research organization serving the pharmaceutical, biotechnology, diagnostic and device industries. Prior to joining Covance, Mr. Sullivan was Chairman and Chief Executive Officer of Xenometrix, Inc., a biotechnology company with proprietary gene expression technology. He successfully merged Xenometrix with Discovery Partners International. Prior to his work with Xenometrix, Mr. Sullivan was Vice President and General Manager of a global diagnostic sector of Abbott Laboratories. Mr. Sullivan graduated from the University of Dayton, was a commissioned officer in the Marine Corps, and completed his MBA in Marketing and Finance at Rutgers University.

Jan Martens Vecsi has been a director since May 1998. Ms. Vecsi was employed by Citibank, N.A. from 1967 through 1996 when she retired. Starting in 1984, she served as the senior human resources officer and vice president of the Citibank Private Bank. Ms. Vecsi received a B.A. in psychology and elementary education from Immaculata College in 1965.

Jack Stover has been a director since August 2005. Mr. Stover joined Antares Pharma in July 2004 as President and Chief Operating Officer, and in August 2004 he was named Chief Executive Officer and President. Mr. Stover was previously Executive Vice President and Chief Financial Officer of Sicor, Inc., a public injectable pharmaceutical company, which was acquired by Teva Pharmaceutical Industries. Prior to that, Mr. Stover was Executive Vice President for a proprietary women’s drug company, Gynetics, Inc., and before Gynetics, he was Senior Vice President of B. Braun Medical, Inc., a private global medical device and product company. For more than five years, Mr. Stover was a partner with PricewaterhouseCoopers, working in their bioscience industry division in New Jersey. Mr. Stover received his BS in Accounting from Lehigh University. Mr. Stover is a certified public accountant.

PDI, INC.
Amendment No. 2 on Form 10-K/A

Larry Ellberger became our interim chief executive officer in October 2005. Prior to that, Mr. Ellberger was employed by the Company as Chief Administrative Officer as of August 2005. Before joining PDI, Mr. Ellberger was a director of PDI beginning in February 2003. Until July 2003, Mr. Ellberger was Senior Vice President, Corporate Development at PowderJect, PLC, and led PowderJect's acquisition activities to become the sixth largest global vaccine company. PowderJect was sold to Chiron Corporation in July 2003. He had been a member of PowderJect's Board of Directors since 1997. From November 1996 through May 1999, Mr. Ellberger served as Chief Financial Officer of W.R. Grace (and interim CEO for 6 months). From May 1995 through November 1999 he served as Senior Vice President, Corporate Development of W.R. Grace. During this period, W.R. Grace generated substantial returns for its shareholders through operational improvements and creative M&A transactions. Prior to working with W.R. Grace, Mr. Ellberger held numerous executive positions, including Corporate Vice President of Corporate Development and Planning, during his 20 years with American Cyanamid Company, a multinational life sciences company until its acquisition by Wyeth in 1995. Mr. Ellberger is a director of Avant Immunotherapeutics, Inc. and The Jewish Children's Museum. Mr. Ellberger received a B.A. in economics from Columbia College and a B.S. in chemical engineering from Columbia School of Engineering.

Steven K. Budd has served as our president since September 2003. Prior to that, he was our president and chief operating officer since June 2000. Mr. Budd joined us in April 1996 as vice president, account group sales. He became executive vice president in July 1997, chief operating officer in January 1998, and our president in June 2000. From January 1994 through April 1995, Mr. Budd was employed by Innovex, Inc., as director of new business development. From 1989 through December 1993, he was employed by Professional Detailing Network (now known as Publicis Selling Solutions), as vice president with responsibility for building sales teams and developing marketing strategies. Mr. Budd received a B.A. in history and education from Susquehanna University in 1978.

Stephen P. Cotugno became our executive vice president, corporate development and investor relations in January 2000. Mr. Cotugno is the nephew of John P. Dugan, the chairman of our board of directors, as well as the nephew of Jan Martens Vecsi, a director of the Company. He joined us as a consultant in 1997 and in January 1998 he was hired full time as vice president-corporate development. Prior to joining us, Mr. Cotugno was an independent financial consultant. He received a B.A. in finance and economics from Fordham University in 1981.

Nancy McCarthy joined us as executive vice president, human resources in June 2004. Prior to joining PDI, Ms. McCarthy worked at Avaya Inc., a telecommunications company, where she led an enterprise-wide initiative to create the architecture for a global learning platform to support the company’s business strategy. Before joining Avaya, Ms. McCarthy worked for Datascope Corp., a medical devices company, where she established their Leadership Development Platform, creating a fully integrated HR system for recruitment, training, executive coaching and performance management. Ms. McCarthy received her B.A. from the University of New Hampshire and an M.B.A. from Fairleigh Dickinson University.

Kevin Connolly joined us in June 2005, and is now the Executive Vice President & General Manager of Diversified Marketing Services. He brings over 25 years of pharmaceutical sales and marketing experience to PDI. Most recently he was Senior Vice President, Group General Manager in Cardinal Health's Medical Communications Group. Prior to Cardinal, Mr. Connolly was Executive Vice President, Americas for Wolters Kluwer Health. He spent over 10 years with Excerpta Medica Worldwide, a Division of Elsevier Science, with the last 2 years as Worldwide President. Mr. Connolly spent 12 years with Bristol-Myers Squibb in multiple sales and marketing positions. Mr. Connolly received his B.S. in Marketing and Management from Rider University.

DeLisle B. Callender was hired as Controller in February 1998. In January 2001, he was promoted to Vice President, Corporate Controller and in January 2004 was promoted to Senior Vice President, Corporate Controller. In April 2006, he was appointed Interim Chief Financial Officer. In his role as Corporate Controller, Mr. Callender's responsibilities included internal and regulatory financial reporting, SOX compliance, and treasury functions. He serves on the company's Executive Committee and has been President of PDI Investment Company, a subsidiary through which the company's investments are managed, since December 1998. Immediately prior to joining PDI, Mr. Callender worked as a consultant providing management advisory services. Mr. Callender began his career with Arthur Andersen LLP, formerly one of the "big five" accounting firms, and subsequently held senior level positions with firms in the advertising industry such as D'Arcy Masius Benton & Bowles, (now part of Publicis) Ketchum, Inc. and The Chisholm Mingo Group, Inc. Mr. Callender received his BS in Accounting from Brooklyn College and holds an MS in Theological Studies from The Institute of Religious Studies

(f)	Involvement in certain legal proceedings

None

(g)	Promoters and control persons

None

(h)	Audit committee financial expert

The Board of Directors and the Nominating and Corporate Governance Committee have determined that the Chairperson of the Audit Committee, Mr. Stover, is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K.

PDI, INC.
Amendment No. 2 on Form 10-K/A

(i)	Identification of the audit committee

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Messrs. Stover, Curti and Sullivan are members of the Audit Committee. The Company’s Board of Directors determined that all members of the Company’s Audit Committee are independent under the current listing standards of the Nasdaq. Mr. Stover serves as Chair of the Audit Committee.

(j)	Procedure for Submission of Director Nominees by Stockholders

Stockholders who wish to submit nominees for director for consideration by the Nominating and Corporate Governance Committee for election at our 2007 annual meeting of stockholders may do so by submitting in writing such nominees’ names, in compliance with the procedures and along with the other information required by our bylaws, to Kerry Skolkin, Vice President, Associate General Counsel and Corporate Secretary at PDI, Inc., Saddle River Executive Centre, 1 Route 17 South, Saddle River, NJ 07458 between December 1, 2006 and December 22, 2006.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics ("Code of Ethics") as defined in Item 406 of Regulation S-K and as required by Nasdaq, which applies to all directors, officers and employees. The Code of Ethics, including future amendments, is available free of charge on the Company's internet web site at www.pdi-inc.com under "Investor Relations - Corporate Governance". The Company will also post on its website any waivers under the Code of Ethics granted to any of its directors or executive officers. The Company will also provide a copy of its Code of Ethics, without charge, to any investor that requests it. Requests should be addressed in writing to: Kerry Skolkin, Vice President, Associate General Counsel and Corporate Secretary at PDI, Inc., Saddle River Executive Centre, 1 Route 17 South, Saddle River, NJ 07458

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid for services in all capacities awarded to, earned by or paid to the Company’s chief executive officer and the other four most highly compensated executive officers (collectively, the Named Executive Officers) during 2005, 2004 and 2003 whose aggregate compensation exceeded $100,000.

PDI, INC.
Amendment No. 2 on Form 10-K/A

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation(1) ($)	Restricted Stock Awards(2) ($)	Securities Underlying Options/ SARs(3) (#)	LTIP Payouts(4) (#)	All Other Compensation(5) ($)
Larry Ellberger Interim CEO	2005 2004 2003	$113,654 55,000 40,625	$ - - -	$16,374 - -	$ - - -	7,500 7,500 17,500	- - -	$203,302 55,000 40,625

Charles Saldarini Former Vice Chairman and CEO	2005 2004 2003	385,356 432,000 376,486	- 277,137 752,972	26,385 28,732 14,892	- - 1,000,238	34,687 150,000 -	20,372 - -	2,358,380 - -

Steven Budd President	2005 2004 2003	313,532 308,491 289,620	- 209,012 477,875	20,035 22,731 17,800	- - 500,119	10,575 75,000 -	6,211 - -	8,232 - -

Bernard Boyle Former CFO, Executive VP and Treasurer	2005 2004 2003	280,377 275,833 263,293	- 194,565 394,939	20,413 18,442 11,481	- - 266,730	8,460 40,000 -	4,969 - -	1,442,373

Stephen Cotugno Executive VP - Corporate Development and Investor Relations	2005 2004 2003	225,569 221,068 188,479	- 143,100 254,447	19,247 3,176 7,914	- - 166,706	3,807 25,000 -	2,236 - -	5,758 - -

Nancy McCarthy Executive VP - Human Resources	2005 2004 2003	202,33 106,063 -	- 99,813 -	22,593 396 -	- - -	3,384 10,000 -	1,987 - -	600 - -

Beth Jacobson Former Executive VP, General Counsel and Corp orate Secretary	2005 2004 2003	223,188 220,000 185,000	26,236 130,680 249,750	6,000 7,984 6,627	- - -	3,384 - -	1,987 - -	430,293 - -

Alan Rubino Former Executive VP and General Manager - Sales Team business	2005 2004 2003	67,083 228,258 -	- 184,397 -	9,870 22,860 -	- - -	5,288 10,000 -	3,165 2,987 -	420,736 - -

(1)	Other annual compensation includes the following: company car or auto allowance, financial planning services and annual physical exams.

(2)
For the year ended December 31, 2003, a portion of the Named Executive Officers’ annual bonus was paid in restricted stock. For the years ended December 31, 2005 and 2004, there were no bonuses awarded in restricted stock. The fair market value of the restricted shares owned by the Named Executive Officers on December 31, 2005, based upon the closing price of our common stock of $13.50 on that date, was as follows: Mr. Budd — $253,125 (18,750 shares); Mr. Boyle — $135,000 (10,000 shares); and Mr. Cotugno — $84,375 (6,250 shares).

(3)	Equity awards are disclosed in the year they are issued. The Company’s Compensation and Management Development Committee considers prior year performance in determining the size of the award.

(4)	Any Performance Contingent Shares awarded under the Long Term Incentive Plan (the LTI plan) will be issued upon completion of the three year Performance Period which commenced on March 29, 2005. Under the terms of the LTI Plan, each participant’s target award of Performance Contingent Shares could increase by fifty percent (50%) if a pre-determined superior level of achievement is attained at the end of the Performance Period.

PDI, INC.
Amendment No. 2 on Form 10-K/A

(5)	For the Named Executive Officers, this column includes the following payments by the Company in 2005:

Name	401(k) Company Match ($)	Term Life Insurance Payments ($)	Severance ($)	Director Fees ($)
Larry Ellberger	$-	$97	$-	$40,605

Charles Saldarini	6,300	50	2,352,030	-

Steven Budd	8,142	90	-	-

Bernard Boyle	7,017	390	1,434,966	0

Stephen Cotugno	5,668	90	-	-

Nancy McCarthy	510	90	-	-

Beth Jacobson	2,450	60	427,783	-

Alan Rubino	-	-	420,736	-

Mr. Ellberger served on the Company’s Board of Directors until he was appointed Chief Administrative Office in August 2005.

Options/SAR Grants Table

The following table sets forth certain information regarding options and SARs granted by us in 2005 to each of the executives named in the Summary Compensation Table.

OPTION /SAR GRANTS IN 2005
	Individual Grants				Potential Realizable Value
	Number of Shares Underlying Options/SARs	Percent of Total Options/SARs Granted to Employees	Exercise	Expiration	at Assumed Annual Rate of Stock Price appreciation for Option Term(2)
Name	Granted(1)	In Fiscal Year	Price	Date	5%	10%
Larry Ellberger(3)	7,500	-	$11.49	3/31/2010	$22.,815	$50,172

Charles Saldarini(4)	34,687	19.8%	20.15	3/29/2010	-	-

Steven Budd	10,575	6.0%	20.15	3/29/2010	58,872	130,091

Bernard Boyle(5)	8,460	4.8%	20.15	3/29/2010	47,097	104,073

Stephen Cotugno	3,807	2.2%	20.15	3/29/2010	21,194	46,833

Nancy McCarthy	3,384	1.9%	20.15	3/29/2010	-	-

Beth Jacobson(6)	3,384	1.9%	20.15	3/29/2010	18,839	41,029

Alan Rubino(7)	5,288	3.0%	20.15	3/29/2010	-	-

(1)
On December 30, 2005 the Company accelerated the vesting of 97,706 SARs and placed a restriction on the transfer or sale of the common stock received upon the exercise of the SARs that matched the original vesting schedule of the SARs. On February 9, 2005 the Company accelerated the vesting of all the outstanding unvested underwater stock options. The total number of stock options that were accelerated was 473,334.

PDI, INC.
Amendment No. 2 on Form 10-K/A

(2) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the options. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall market conditions and the option holder’s continued employment through the vesting period. This table does not take into account any appreciation in the price of the common stock from the date of grant to the date of this Proxy Statement.

(3) The options granted to Mr. Ellberger in 2005 were while he was a member of the Board of Directors.

(4) October 21, 2005, the Company announced the resignation of Mr. Saldarini, as the Company's Vice Chairman and Chief Executive Officer. Effective the same date, 34,687 SARs were cancelled.

(5) Effective March 31, 2006, Mr. Boyle resigned from the Company. Mr. Boyle’s outstanding SARs were extended to December 31, 2006.

(6) On December 23, 2005 the Company announced the resignation of Ms. Jacobson, Executive Vice President, General Counsel and Corporate Secretary effective December 31, 2005. Effective December 31, 2005, 3,384 SARs were cancelled.

(7)	Effective April 18, 2005, Mr. Rubino resigned from his position with the Company. Effective the same date, 5,288 SARS were cancelled.

Aggregated Options/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table provides information with respect to options exercised by the named executive officers during 2005 and the number and value of unexercised options held by the named executive officers as of December 31, 2005.

Aggregated Option Exercise in Last Fiscal Year and Year-End Option Values
			Number of Shares Underlying Unexercised Options/SARs At Fiscal Year-End		Value of Unexercised In-the Money Options/SARs At Fiscal Year-End(2)
Name	Shares Acquired on Exercise (#)	Value Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Larry Ellberger	-	$ -	27,500	5,000	$63,025	$10,050

Charles Saldarini	-	-	209,668(3)	-	-	-

Steven Budd	-	-	155,101	-	-	-

Bernard Boyle	-	-	107,516(4)	-	-	-

Stephen Cotugno	-	-	73,471	-	-	-

Nancy McCarthy	-	-	13,384	-	-	-

Beth Jacobson	-	-	35,000	-	82,500	-

Alan Rubino	-	-	10,000	-	-	-

(1)	For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the stock price at date of exercise.

(2)
For the purposes of this calculation, value is based upon the difference between the exercise price of the exercisable and unexercisable options/SARS and the stock price at December 31, 2005 of $13.50 per share.

(3)	Mr. Saldarini’s shares expired unexercised on January 20, 2006.

(4)	Mr. Boyle’s shares will expire on December 31, 2006.

PDI, INC.
Amendment No. 2 on Form 10-K/A

Compensation of Directors

Each of our non-employee directors receives an annual director's fee of $40,000, payable quarterly in arrears. In addition, the chairperson of the Audit Committee, Compensation and Management Development Committee, and Nominating and Corporate Governance Committee receives an additional annual fee of $25,000, $10,000 and $5,000, respectively. Under our stock option plans, each non-employee director is granted options to purchase 10,000 shares upon first being elected to our Board of Directors. Beginning with the 2006 annual meeting of stockholders’, each non-employee director will receive $45,000 in restricted stock that will vest one-third over each of the next three years. Prior to this year, each non-employee director had received options to purchase 7,500 shares of common stock on the date of each annual meeting of stockholders. All options had an exercise price equal to the fair market value of the common stock on the date of grant and vested one-third on the date of grant and one-third at the end of each of the next two subsequent years of service on the Board of Directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company has begun phasing-out its use of employment agreements and does not expect to renew any current employment agreements when they are up for renewal under the existing contract terms. Prospectively, in lieu of employment agreements, the Company expects to enter into employment separation agreements with certain key employees.

In January 1998, the Company entered into an agreement with John P. Dugan providing for his appointment as chairman of the Board of Directors and director of strategic planning. The agreement provides for an annual salary of $150,000.

As part of an employment separation agreement with Mr. Ellberger, the Company modified the expiration date on 32,500 options that had been awarded to Mr. Ellberger while he was a member of our Board of Directors. The awards were modified to expire three years from his employee termination date. Additionally, Mr. Ellberger was awarded up to 50,000 shares of common stock conditional on the performance of the Company’s share price at the end of the performance period, which has been designated as August 15, 2005 through March 31, 2007. The actual award will be determined as follows: (1) 50,000 shares if the stock price of the Company’s common stock is $36.00 or higher; or 16,780 shares plus 20.78 shares for each cent ($0.01) above $20.00 stock price if the stock price of the Company’s common stock is between $20.00 and $35.99; or zero shares if the stock price of the Company’s common stock is below $20.00.

In November 2001, the Company entered into an employment agreement with Charles T. Saldarini providing for his employment as chief executive officer and vice chairman of the Board of Directors for a term expiring on October 31, 2005 subject to automatic one-year renewals unless either party gives written notice one year prior to the end of the then current term of the agreement. The agreement provided for an annual base salary of $350,000 (subject to yearly increases as determined by the Compensation and Management Development Committee) and for participation in all executive benefit plans. The agreement also provided that Mr. Saldarini was entitled to bonus and incentive compensation awards as determined by the Compensation and Management Development Committee. Further, the agreement provided, among other things, that, if Mr. Saldarini’s employment is terminated without cause (as defined) or if he terminated his employment for good reason (as defined), the Company would pay him an amount equal to three times the sum of his then current base salary plus the average incentive compensation paid to him during the three years immediately preceding the termination date. On October 21, 2005, the Company announced the resignation of Mr. Saldarini as chief executive officer and vice chairman of the Board of Directors. As per the terms of his employment agreement, Mr. Saldarini was paid approximately $2.4 million in November of 2005.

In May 2001, the Company entered into an amended and restated employment agreement with Steven K. Budd providing for his employment as president and chief operating officer for a term expiring on April 30, 2007. The agreement provides for an annual base salary of $275,000 (subject to yearly increases as determined by the Compensation and Management Development Committee) and for participation in all executive benefit plans. The agreement also provides that Mr. Budd will be entitled to bonus and incentive compensation awards as determined by the Compensation and Management Development Committee. Further, the agreement provides, among other things, that, if Mr. Budd’s employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined), the Company will pay him an amount equal to three times the sum of his then current base salary plus the average incentive compensation paid to him during the three years immediately preceding the termination date.

In May 2001, the Company entered into an amended and restated employment agreement with Bernard C. Boyle providing for his employment as executive vice president and chief financial officer for a term expiring on April 30, 2004 subject to automatic one-year renewals unless either party gives written notice one year prior to the end of the then current term of the agreement. The agreement provided for an annual base salary of $250,000 (subject to yearly increases as determined by the Compensation and Management Development Committee) and for participation in all executive benefit plans. The agreement also provided that Mr. Boyle would be entitled to bonus and incentive compensation awards as determined by the Compensation and Management Development Committee. Further, the agreement provided, among other things, that, if Mr. Boyle’s employment was terminated without cause (as defined) or if he terminated his employment for good reason (as defined), the Company would pay him an amount equal to three times the sum of his then current base salary plus the average incentive compensation paid to him during the three years immediately preceding the termination date. On August 10, 2005, the Company announced that Mr. Boyle would resign from his position as Chief Financial Officer with the Company effective December 31, 2005. Effective December 31, 2005, the Company entered into an amended agreement with Mr. Boyle, pursuant to which Mr. Boyle deferred his resignation until March 31, 2006. As per the terms of his employment agreement, Mr. Boyle was paid approximately $1.4 million in January 2006.

PDI, INC.
Amendment No. 2 on Form 10-K/A

In May 2001, the Company entered into an amended and restated employment agreement with Stephen P. Cotugno providing for his employment as executive vice president of corporate development and investor relations for a term expiring on November 30, 2006. The agreement provides for an annual base salary of $175,000 (subject to yearly increases as determined by the Compensation and Management Development Committee) and for participation in all executive benefits plans. The agreement also provides that Mr. Cotugno will be entitled to bonus and incentive compensation awards as determined by the Compensation and Management Development Committee. Further, the agreement provides, among other things, that, if Mr. Cotugno’s employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined), the Company will pay him an amount equal to three times the sum of his then current base salary plus the average incentive compensation paid to him during the three years immediately preceding the termination date.

In November 2002, the Company entered into an employment agreement with Beth R. Jacobson providing for her employment as executive vice president, general counsel and corporate secretary for a term expiring on December 31, 2005 subject to automatic one-year renewals unless either party gives written notice 90 days written notice prior to the end of the then current term of the agreement. The agreement provided for an annual base salary of $185,000 (subject to yearly increases as determined by the Compensation and Management Development Committee) and for participation in all executive benefits plans. On December 23, 2005, the Company announced that Ms. Jacobson would resign from her position as executive vice-president, general counsel and corporate secretary with the Company effective December 31, 2005. As per the terms of her employment agreement, Ms. Jacobson was paid approximately $428,000.

In January 2004, the Company entered into an employment agreement with Alan Rubino providing for his employment as executive vice president for a term expiring on January 5, 2006, subject to automatic one-year renewals unless either party gives written notice at least ninety days prior to the end of the then current term of the agreement. The agreement provided for an annual base salary of $230,000 (subject to yearly increases as determined by the Compensation and Management Development Committee) and for participation in all executive benefits plans. The agreement also provided that Mr. Rubino would be entitled to bonus and incentive compensation awards as determined by the Compensation and Management Development Committee. Further, the agreement provided, among other things, that, if Mr. Rubino’s employment was terminated without cause (as defined) or if he terminated his employment for good reason (as defined), the Company would pay him an amount equal to his base compensation at the rate in effect at the time of termination through January 5, 2006, plus the pro rata share of any incentive compensation to which he would have been entitled to in the year in which termination occurred, plus an amount equal to the sum of his annual base salary and the average cash incentive compensation paid to him during the three years immediately preceding the termination date. Effective April 18, 2005, Mr. Rubino resigned from his position with the Company. As per the terms of his severance agreement, Mr. Rubino received approximately $421,000.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During 2005, the Compensation and Management Development Committee consisted of Messrs. Ryan, Pietruski and Federspiel, all of whom are non-employee directors. No member of the Compensation and Management Development Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

This information is included in Item 5.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2006 by:

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares;
•	each of our directors;
•	each executive officer named in the Summary Compensation Table below; and
•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them. All information with respect to beneficial ownership has been furnished to us by the respective stockholder. The address for each of our directors and executive officers is c/o PDI, Inc., Saddle River Executive Centre, 1 Route 17 South, Saddle River, New Jersey 07458.

PDI, INC.
Amendment No. 2 on Form 10-K/A

PRINCIPAL STOCKHOLDERS
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned
Executive officers and directives:
John P. Dugan	4,869,878	34.6%
Larry Ellberger	35,000(2)	*
Steven K. Budd	193,857(3)	1.4%
Stephen P. Cotugno	83,830(4)	*
Nancy McCarthy	21,846(5)	*
Joseph T. Curti	14,166(6)	*
John C. Federspiel	37,500(6)	*
John M. Pietruski	55,750(7)	*
Frank J. Ryan	30,000(6)	*
Jack Stover	3,333(6)	*
Stephen Sullivan	15,000(6)	*
Jan Martens Vecsi	54,350(7) (8) (10)	*
Executive officers and directors as a group (14 persons)	5,461,607(9)	38.8%

5% stockholders:
Heartland Advisors, Inc.(11) 789 North water Street Milwaukee, WI 53202	1,419,563	10.1%

Perry Corp.(10) 767 Fifth Avenue New York, NY 10153	1,450,000	10.3%

Portfolio Logic, LLC.(11) 600 New Hampshire Avenue NW 9th Floor Washington, DC 20037	800,000	5.7%

Royce & Associates, LLC.(11) 1414 Avenue of Americas New York, NY 10019	881,300	6.3%

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 14, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 30,000 shares issuable pursuant to options exercisable within 60 days of the date of this Proxy Statement.

(3) Includes 144,526 shares issuable pursuant to options exercisable within 60 days of the date of this Proxy Statement.

(4) Includes 69,664 shares issuable pursuant to options exercisable within 60 days of the date of this Proxy Statement.

(5) Includes 10,000 shares issuable pursuant to options exercisable within 60 days of the date of this Proxy Statement.

(6) Represents shares issuable pursuant to options exercisable within 60 days of the date of this Proxy Statement.

(7) Includes 53,750 shares issuable pursuant to options exercisable within 60 days of the date of this Proxy Statement.

(8) Includes 400 shares held in an irrevocable trust.

(9) Includes 470,023 shares issuable pursuant to options exercisable within 60 days of the date of this Proxy Statement.

(10)	Includes 400 shares held in an irrevocable Trust Account for her son, John S. Vecsi, Jr. which Ms. Vecsi is the trustee. Ms. Vecsi disclaims beneficial ownership of these shares.

(11) This information was derived from the Schedule 13G filed by the reporting person.

PDI, INC.
Amendment No. 2 on Form 10-K/A

ITEM 13. Certain Relationships and Related Transactions

Peter Dugan, the son of John P. Dugan, our chairman of the Board of Directors, is employed by us as executive director -business development. In 2005, compensation paid or accrued to Peter Dugan was $138,449. Stephen P. Cotugno is the nephew of John P. Dugan, as well as the nephew of Jan Martens Vecsi. In 2005, compensation paid or accrued to Mr. Cotugno was $244,816.

ITEM 14. Principal Accountant Fees and Services

	2005	2004
Audit Fees	$963,342	$642,620
Audit-Related Fees	-	175,366
Tax Fees	-	89,816
All Other Fees	-	1,600
Total Fees	$963,342	$909,402

In 2004, the Company retained the services of PricewaterhouseCoopers, LLP as its independent registered public accounting firm. In 2005, the Company retained the services of Ernst & Young, LLP as its independent registered public accounting firm.. The amounts shown for “Audit-related fees” in 2004 were primarily for due diligence work and other acquisition related fees. The amounts shown for “Tax fees” in 2004 were for federal and state tax advice. The amount shown for “All other fees” was for an online research tool.

Under its charter, the Audit Committee must pre-approve all engagements of our independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. Each year, the independent registered public accounting firm’s retention to audit our financial statements and permissible non-audit services, including the associated fees, is approved by the Audit Committee before the filing of the preceding year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent registered public accounting firm, in light of the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence. At each subsequent Audit Committee meeting, the Audit Committee will receive updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval. Typically, these would be services, such as due diligence for an acquisition, that were not known at the beginning of the year. The Audit Committee has delegated to the Chairperson of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between committee meetings. This might occur, for example, if we proposed to execute a financing on an accelerated timetable. If the Chairperson so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of its independent registered public accounting firm was approved in advance by the Audit Committee, and none of those engagements made use of the de minimis exception to the pre-approval requirement contained in the SEC’s rules.

PDI, INC.
Amendment No. 2 on Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2006.

PDI, INC.

/s/ Larry Ellberger
Larry Ellberger
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 1st day of May, 2006.

Signature	Title

/s/ John P. Dugan	Chairman of the Board of Directors
John P. Dugan

/s/ Larry Ellberger	Interim Chief Executive Officer
Larry Ellberger

/s/ DeLisle B. Callender	Senior Vice President and Interim Chief Financial Officer
DeLisle B. Callender	(principal accounting and financial officer)

/s/ John M. Pietruski	Director
John M. Pietruski

/s/ Jan Martens Vecsi	Director
Jan Martens Vecsi

/s/ Frank Ryan	Director
Frank Ryan

/s/ John Federspiel	Director
John Federspiel

/s/ Dr. Joseph T. Curti	Director
Dr. Joseph T. Curti

/s/ Stephen J. Sullivan	Director
Stephen J. Sullivan

/s/ Jack Stover	Director
Jack Stover