Form 10-Q
period 2006-03-31
PDI INC
filed 2006-05-10
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 5, 2006
Common stock, $0.01 par value	14,047,940

	PDI, INC.
	Form 10-Q for Period Ended March 31, 2006
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statements of Operations for the three month periods ended March 31, 2006 and 2005 (unaudited)	4

	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2006 and 2005 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

Signatures		27

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,268	$90,827
Short-term investments	23,933	6,807
Accounts receivable, net of allowance for doubtful accounts of
$193 and $778, respectively	19,931	27,148
Unbilled costs and accrued profits on contracts in progress	14,323	5,974
Income tax receivable	2,480	6,292
Other current assets	13,518	14,078
Total current assets	152,453	151,126
Property and equipment, net	15,214	16,053
Goodwill	13,112	13,112
Other intangible assets, net	16,911	17,305
Other long-term assets	3,053	2,710
Total assets	$200,743	$200,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,869	$5,693
Income taxes payable	7,179	6,805
Unearned contract revenue	11,056	12,598
Accrued returns	231	231
Accrued incentives	14,943	12,028
Accrued payroll and related benefits	7,476	7,556
Other accrued expenses	15,468	19,785
Total current liabilities	59,222	64,696

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,065,946 and 14,947,771 shares issued, respectively;
14,047,940 and 13,929,765 shares outstanding, respectively	151	149
Additional paid-in capital	117,696	118,325
Retained earnings	36,804	31,183
Accumulated other comprehensive income	84	71
Unamortized compensation costs	-	(904)
Treasury stock, at cost (1,018,006 shares)	(13,214)	(13,214)
Total stockholders' equity	$141,521	$135,610
Total liabilities & stockholders' equity	$200,743	$200,306

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)

Revenue, net	$78,812	$82,024
Program expenses	59,717	63,981
Gross profit	19,095	18,043

Compensation expense	6,622	9,004
Other selling, general and administrative expenses	4,596	9,814
Total operating expenses	11,218	18,818
Operating income (loss)	7,877	(775)

Other income, net	975	669
Income (loss) before income tax	8,852	(106)
Income tax expense (benefit)	3,231	(44)

Net income (loss)	$5,621	$(62)

Net income (loss) per share of common stock:
Basic	$0.41	$(0.00)
Assuming dilution	$0.40	$(0.00)

Weighted average number of common shares and
common share equivalents outstanding:
Basic	13,824	14,675
Assuming dilution	13,914	14,849

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net income (loss) from operations	$5,621	$(62)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,485	1,486
Loss on disposal of assets	-	91
Stock compensation costs	190	269
Deferred income taxes, net	(238)	288
Provision for bad debt	(710)	42
Other changes in assets and liabilities:
Decrease (increase) in accounts receivable	7,788	(930)
Increase in unbilled costs	(8,349)	(4,786)
Decrease in income tax receivable	3,812	-
Decrease (increase) in other current assets	370	(574)
(Increase) decrease in other long-term assets	184	8
Decrease in accounts payable	(2,824)	(2,412)
Increase (decrease) in income taxes payable	374	(448)
(Decrease) increase in unearned contract revenue	(1,542)	1,331
Decrease in accrued returns	-	(2,657)
Increase (decrease) in accrued incentives	2,915	(8,285)
(Decrease) increase in accrued payroll and related benefits	(80)	515
(Decrease) increase in accrued liabilities	(4,141)	3,362
Net cash provided by (used in) operating activities	4,855	(12,762)

Cash Flows From Investing Activities
(Purchases) sales of short-term investments, net	(17,113)	15,488
Repayments from Xylos	75	-
Purchase of property and equipment	(428)	(1,721)
Cash paid for acquisition, including acquisition costs	-	(29)
Net cash (used in) provided by investing activities	(17,466)	13,738

Cash Flows From Financing Activities
Net proceeds from exercise of stock options	52	388
Net cash provided by financing activities	52	388

Net (decrease) increase in cash and cash equivalents	(12,559)	1,364
Cash and cash equivalents - beginning	90,827	81,000
Cash and cash equivalents - ending	$78,268	$82,364

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the SEC). The unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, incentives earned or penalties incurred on contracts, accrued incentives payable to employees, receivable valuations, impairment of goodwill, valuation allowances related to deferred income taxes, restructuring costs, insurance loss accruals, fair value of assets, sales returns and litigation accruals. Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews these matters and reflects changes in estimates as appropriate. Actual results could materially differ from those estimates.

Basic and Diluted Net Income per Share

Basic and diluted net income per share is calculated based on the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the three month period ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
Basic weighted average number of common	13,824	14,675
Dilutive effect of stock options, SARs
and restricted stock	90	174
Diluted weighted average number
of common shares	13,914	14,849

Outstanding options to purchase 815,044 and 1,302,011 shares of common stock at March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares and therefore, the effect would be antidilutive. Additionally, there were 45,456 stock-settled stock appreciation rights (SARs) outstanding at March 31, 2006 that were not included in the computation of earnings per share because the exercise prices of the SARs were greater than the average market price of the common shares and therefore, the effect would be antidilutive.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Financial Accounting Standards Board SFAS No. 123 - revised 2004 (SFAS 123R), “Share-Based Payment” which replaced` SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants after the effective date and to grants that were outstanding as of the effective date and are subsequently modified. Compensation for grants that were not fully vested as of the effective date will be recognized over the remaining service period using the fair value determined in accordance with SFAS 123, which was the basis for the previous pro-forma disclosures in accordance with SFAS 123. The Company has adopted the use of the straight-line attribution method over the requisite service period for the entire award. Results of prior periods do not reflect any restated amounts, and the Company had no cumulative effect adjustment upon adoption of SFAS 123R under the modified prospective method. The adoption of SFAS 123R did not have a material impact on our consolidated financial position, results of operations and cash flows. See Note 8 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Effective January 1, 2006, the Company adopted SFAS No. 154 (SFAS 154), "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS 154 had no impact on the Company’s financial statements.

3.	INVESTMENTS IN MARKETABLE SECURITIES:

The available-for-sale securities are carried at fair value and consist of assets held by the Company in a Rabbi Trust associated with its deferred compensation plan. At March 31, 2006 and December 31, 2005, the carrying value of available-for-sale securities was approximately $1.9 million and included approximately $1,111,000 and $1,076,000, respectively, in money market accounts, and approximately $739,000 and $811,000, respectively, in mutual funds. At March 31, 2006 and December 31, 2005, included in accumulated other comprehensive income were gross unrealized gains of approximately $140,000 and $98,000, respectively, and gross unrealized losses of approximately $3,000 and $28,000, respectively.

The Company’s other marketable securities consist of a laddered portfolio of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper. These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost and have a weighted average maturity of 13.1 months. A portion of these held-to-maturity securities are maintained in separate accounts to support the Company’s standby letters of credit. The Company has standby letters of credit of approximately $9.8 million and $10.5 million at March 31, 2006 and December 31, 2005, respectively, as collateral for its existing insurance policies and its facility leases. At March 31, 2006 and December 31, 2005, held-to-maturity securities were included in short-term investments (approximately $22.1 million and $4.9 million, respectively), other current assets (approximately $7.3 million and $7.8 million, respectively) and other long-term assets (approximately $2.5 million and $2.7 million, respectively). At March 31, 2006 and December 31, 2005, held-to-maturity securities included:

	March 31,	December 31,
	2006	2005
Cash/money accounts	$1,630	$1,953
Certificate of deposit	2,155	2,131
Municipal bonds	21,595	2,620
US Treasury obligations	997	987
Government agency obligations	5,488	7,742
Total	$31,865	$15,433

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

For the three months ended March 31, 2006, there were no changes to the carrying amount of goodwill. Goodwill is attributable to the acquisition of Pharmakon and is reported in the Marketing Services operating segment.

All identifiable intangible assets recorded as of March 31, 2006 are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.

	As of March 31, 2006			As of December 31, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Covenant not to compete	$140	$44	$96	$1,634	$1,491	$143
Customer relationships	16,300	1,721	14,579	17,371	2,491	14,880
Corporate tradename	2,500	264	2,236	2,652	370	2,282
Total	$18,940	$2,029	$16,911	$21,657	$4,352	$17,305

Amortization expense for the quarters ended March 31, 2006 and 2005 was $394,000 and $473,000, respectively. Estimated amortization expense for the current year and the next four years is as follows:

2006	2007	2008	2009	2010
$ 1,354	$ 1,281	$ 1,281	$ 1,272	$ 1,253

5.	OTHER ASSETS:

In October 2002, the Company acquired $1.0 million of preferred stock of Xylos Corporation (Xylos). In addition, the Company provided Xylos with short-term loans totaling $500,000 in the first half of 2004. The Company determined its $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004 and both were written down to zero. Xylos has made two loan payments of $50,000 in each of the second and third quarters of 2005 and one loan payment of $75,000 in the first quarter of 2006. These payments were recorded as a credit to bad debt expense in the periods in which they were received.

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which were due to be repaid on November 26, 2005. Through March 31, 2006, TMX provided services to PDI valued at $245,000. The receipt of these services was used as payment towards the loan and the balance of the loan receivable at March 31, 2006 is $755,000. In 2005, due to TMX’s continued losses and uncertainty regarding its future prospects, the Company established an allowance for credit losses of $755,000 against the TMX loans.

6.	COMMITMENTS AND CONTINGENCIES:

Litigation

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

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Securities Litigation

In January and February 2002, the Company, its former chief executive officer and its former chief financial officer were served with three complaints that were filed in the U.S. District Court for the District of New Jersey (the Court) alleging violations of the Securities Exchange Act of 1934 (the Exchange Act). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Mater File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs’ counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint (Second Consolidated and Amended Complaint), which superseded their earlier complaints. In February 2003, the Company filed a motion to dismiss the Second Consolidated and Amended Complaint. On or about August 22, 2005, the U.S. District Court for the District of New Jersey dismissed the Second Consolidated and Amended Complaint without prejudice to plaintiffs. On October 21, 2005, Lead Plaintiffs filed a third consolidated and amended complaint (Third Consolidated and Amended Complaint). Like its predecessor, the Third Consolidated and Amended Complaint names the Company, its former chief executive officer and its former chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased its common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Third Consolidated and Amended Complaint is that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its financial condition and prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as its marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly and Company. On December 21, 2005, the Company filed a motion to dismiss the Third Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings. As of March 31, 2006, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. The Company did not incur any costs or expenses relating to these matters during 2004, 2005, or the first three months of 2006.

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

California Class Action Litigation

On September 26, 2005, the Company was served with a complaint in a purported class action lawsuit that was commenced against the Company in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, the Company accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, the Company filed an answer generally denying the allegations set forth in the complaint. In December 2005, the Company reached a tentative settlement of this action, subject to court approval. As a result, the Company reduced its accrual relating to asserted and unasserted claims relating to this matter to $600,000 during the quarter ended December 31, 2005. The balance of the accrual at March 31, 2006 is $475,000. However, there can be no assurance that the court will approve the tentative settlement, that the reserve will be adequate to cover potential liability, or that the ultimate outcome of this action will not have a material adverse effect on the Company’s business, financial condition and results of operations.

Letters of Credit

As of March 31, 2006, the Company has $9.8 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.

7.	OTHER COMPREHENSIVE INCOME:

A reconciliation of net income (loss) as reported in the consolidated statements of operations to other comprehensive income (loss), net of taxes is presented in the table below.

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$5,621	$(62)
Other comprehensive income
Unrealized holding gain/(loss) on
available-for-sale securities arising during period	25	(51)
Reclassification adjustment for realized losses
included in net income (loss)	(12)	-
Other comprehensive income (loss)	$5,634	$(113)

8. STOCK-BASED COMPENSATION:

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. SFAS 123R requires all stock-based payments to employees to be recognized in the financial statements based on the grant date fair value of the award. Under the modified prospective transition method, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Stock Incentive Plans

In March 1998, the Company’s Board of Directors and stockholders approved the 1998 Stock Option Plan (the 1998 Plan) which reserved for issuance up to 750,000 shares of the Company’s common stock, pursuant to which officers, directors and key employees of the Company and consultants to the Company were eligible to receive incentive and/or non-qualified stock options. The 1998 Plan, which had an initial term of ten years from the date of its adoption, was administered by a committee designated by the Board. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options was determined by the committee, in its sole discretion. Stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the 1998 Plan to a shareholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

In May 2000 the Company’s Board of Directors and stockholders approved the 2000 Omnibus Incentive Compensation Plan (the 2000 Plan). The maximum number of shares as to which awards or options could be granted under the 2000 Plan was 2.2 million shares. Eligible participants under the 2000 Plan included officers and other employees of the Company, members of the Board and outside consultants, as specified under the 2000 Plan and designated by the Compensation and Management Development Committee of the Board (the Compensation Committee). The right to grant awards under the 2000 Plan was to terminate ten years after the date the 2000 Plan was adopted. No participant could be granted, in the aggregate, more than 100,000 shares of Company common stock from all awards under the 2000 Plan.

In June 2004, the Company’s Board of Directors and stockholders approved the PDI, Inc. 2004 Stock Award and Incentive Plan (the 2004 Plan). The 2004 Plan replaced the 2000 Plan and the 1998 Plan. The 2004 Plan reserved an additional 893,916 shares for new awards as well as combined the remaining shares available under the 1998 Plan and 2000 Plan. The maximum number of shares as to which awards or options may at any time be granted under the 2004 Plan is approximately 2.9 million shares. Eligible participants under the 2004 Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the 2004 Plan and designated by the Compensation Committee. Unless earlier terminated by action of the Board, the 2004 Plan will remain in effect until such time as no stock remains available for delivery under the 2004 Plan and the Company has no further rights or obligations under the 2004 Plan with respect to outstanding awards under the 2004 plan. No participant may be granted more than the annual limit of 400,000 shares plus the amount of the participant's unused annual limit relating to share-based awards as of the close of the previous year, subject to adjustment for splits and other extraordinary corporate events.

On March 29, 2005, under the terms of the 2004 Plan, the Compensation Committee created the 2005 PDI, Inc. Long Term Incentive Plan (the 2005 LTI Plan), which permits the issuance of certain equity and equity-based incentive awards. Under the provisions of the 2005 LTI Plan, the Company sought to provide its eligible employees with equity awards based, in part, upon the attainment of certain financial performance goals during a three (3) year period (the Performance Period). The amount of these long-term incentive awards, which may be earned over the Performance Period, were based, in part, on the Company’s financial performance and the attainment of related individual performance goals during the prior calendar year. To provide each participant with an equity stake in the Company, and the potential to create or increase his or her stock ownership in the Company, awards under the 2005 LTI Plan consisted of: (i) SARs; and (ii) performance contingent shares of Company common stock (Performance Contingent Shares).

On March 23, 2006, under the terms of the 2004 Plan, the Compensation Committee created the 2006 PDI, Inc. Long Term Incentive Plan (the 2006 LTI Plan). This plan includes grants of SARs and restricted stock. In making recommendations for grants under this plan, the Compensation Committee considered the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2006 and 2005, the fair value of each grant was estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model considers a range of assumptions related to volatility, risk-free interest rate and expected life. Expected volatility was based on historical volatility. As there is no trading volume for the Company’s publicly listed options, implied volatility was not representative of the Company’s current volatility so the historical volatility was more indicative of the Company’s expected future stock performance. The risk-free rate was based on U.S. Treasury security yields at the time of grant. The dividend yield was based on historical information. The expected life was determined using the safe-harbor method permitted by Securities Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). The Company expects to use this simplified method for valuing employee SARs grants as permitted by the provisions of SAB 107 until more detailed information about exercise behavior becomes available over time. When stock options are issued the Company will use an expected life commensurate with their historical exercise patterns. The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards granted during the three months ended March 31, 2006 and March 31, 2005, respectively:

	2006	2005
Risk-free interest rate	4.74%	4.05%
Expected life	3.5 years	4 years
Expected dividends	$0	$0
Expected volatility	66.97%	100%

SFAS 123R also requires that the Company recognize compensation expense for only the portion of options, SARs or restricted shares that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, adjustments to compensation expense may be required in future periods.

The weighted average grant date fair value of options and SARs granted during the three months ended March 31, 2006 and 2005 was $6.18 and $14.23, respectively. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic values of options exercised under the Company’s stock option plans were approximately $122,000 and $182,000, respectively, determined as of the date of option exercise. As of March 31, 2006, there was $2.4 million of total unrecognized compensation cost net of estimated forfeitures, related to non-vested awards that are expected to be recognized over a weighted-average period of approximately 1.9 years. The Company does not capitalize stock-based compensation costs. The Company reversed the balance of $904,000 of unamortized compensation costs that pertained to restricted stock as of the December 31, 2005 balance sheet date to additional paid-in capital as required by SFAS 123R.

Changes in the Company’s outstanding stock options and SARs for the three month period ended March 31, 2006 were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2006	1,381,096	$26.20	6.58	$494,463
Granted	105,782	12.05	4.98
Exercised	(16,667)	5.26
Forfeited or expired	(373,595)	30.17
Outstanding at March 31, 2006	1,096,616	23.81	6.03	98,708

Exercisable at March 31, 2006	937,334	25.78	6.02	92,408

Changes in the Company’s outstanding shares of restricted stock for the three month period ended March 31, 2006 were as follows:

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

		Weighted-	Average
		Average	Remaining	Aggregate
		Grant	Vesting	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2006	112,723	$17.49	1.08	$1,521,761
Granted	108,021	11.87	2.27	1,260,605
Vested	(10,000)	26.67
Forfeited or expired	(6,513)	20.06
Outstanding at March 31, 2006	204,231	13.99	1.58	2,383,376

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to the adoption of SFAS 123R, the Company used the intrinsic value method of accounting for stock-based employee compensation in accordance with APB 25. Under the intrinsic value method no compensation expense was recognized in association with its stock awards which were issued with an exercise price equal to market value on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied SFAS 123 for the three-month period ended March 31, 2005 using the Black-Scholes option pricing model.

Three Months
Ended March 31,
2005
Net loss, as reported	$(62)
Add: Stock-based employee compensation
expense included in reported net loss,
net of related tax effects	190
Deduct: Total stock-based
employee compensation expense determined
under fair value based methods for all
awards, net of related tax effects	(4,852)
Pro forma net loss	$(4,724)

Loss per share
Basic—as reported	$(0.00)
Basic—pro forma	$(0.32)

Diluted—as reported	$(0.00)
Diluted—pro forma	$(0.32)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a component of financing cash flows, rather than as a component of operating cash flows. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

Prior to the adoption of SFAS 123R, the Company accelerated the vesting of 97,706 SARs on December 30, 2005 and placed a restriction on the transfer or sale of the common stock received upon the exercise of these SARs that matched the original vesting schedule of the SARs. On February 9, 2005 the Company accelerated the vesting of all outstanding unvested underwater stock options. The total number of stock options that were accelerated was 473,334. The Company accelerated the vesting of both the options and SARs to avoid recognizing compensation expense in future periods.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

9.	INCOME TAXES:

The income tax provision was approximately $3.2 million for the three months ended March 31, 2006, compared to an income tax benefit of $44,000 for the three months ended March 31, 2005. The effective tax rate for the three months ended March 31, 2006 was 36.5%, compared to an effective tax rate of 41.5% for the three months ended March 31, 2005.

	Three Months Ended
	March 31,
	2006	2005
Income tax expense (benefit)	$3,231	$(44)
Effective income tax rate	36.5%	(41.5%)

10.	SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the sales services segment to the other operating segments since it is impracticable to do so.

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Sales services	$67,953	$72,718
Marketing services	10,859	9,306
PPG	-	-
Total	$78,812	$82,024
Operating income (loss):
Sales services	$6,337	$1,441
Marketing services	1,540	101
PPG	-	(2,317)
Total	$7,877	$(775)
Reconciliation of income (loss) from operations to
income (loss) before income taxes:
Total income (loss) from operations
for operating groups	$7,877	$(775)
Other income, net	975	669
Income before income taxes	$8,852	$(106)

Capital expenditures:
Sales services	$353	$78
Marketing services	75	1,643
PPG	-	-
Total	$428	$1,721

Depreciation expense:
Sales services	$932	$894
Marketing services	159	117
PPG	-	-
Total	$1,091	$1,011

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

11.	SUBSEQUENT EVENT:

On May 8, 2006 the Company announced that the Board of Directors has appointed Michael J. Marquard as Chief Executive Officer. It is expected that Mr. Marquard will join the Company effective May 11, 2006 and replace Larry Ellberger, the Company’s interim CEO since October 2005. Mr. Marquard has also been nominated for election to the Company’s Board of Directors at its annual stockholders’ meeting scheduled to be held on June 6, 2006.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Various statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions, the impact of any stock repurchase programs and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Some of the important factors that could cause actual results to differ materially from those indicated by the forward-looking statements are general economic conditions, changes in our operating expenses, adverse patent rulings, FDA, legal or accounting developments, competitive pressures, failure to meet performance benchmarks in significant contracts, changes in customer and market requirements and standards, the adequacy of the reserves the Company has taken, the financial visibility of certain companies whose debt and equity securities we hold, outcome of certain litigations, and the Company’s ability to implement its current business plans. This report also includes payments that Cellegy is obligated to make in the future. There is no assurance that these payments will be made and that Cellegy will remain financially viable and able to make the required payments. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth in “Risk Factors” under Part I, item 1, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended, as filed with the SEC, and (iii) set forth in the Company’s periodic reports on Forms 10-Q and 8-K as filed with the SEC since January 1, 2006. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a diversified sales and marketing services company serving the biopharmaceutical and medical device and diagnostics (MD&D) industries. We create and execute sales and marketing programs. We do this by working with companies who own the intellectual property rights to pharmaceuticals and MD&D products and recognize our ability to add value to these products and maximize their sales performance. We have a variety of agreement types that we enter into with our clients, from fee for service arrangements to arrangements which involve risk-sharing and incentive based provisions.

Reporting Segments and Operating Groups

In the fourth quarter of 2005, we announced that we would be discontinuing our MD&D business unit. For the 2006 reporting periods beginning in the second quarter, the MD&D business unit will be reported as discontinued operations. For the three months ended March 31, 2006 and 2005, our reporting segments are as follows:

♦	Sales Services:
•	dedicated contract sales (Performance Sales Teams);
•	shared contract sales (Select Access);
•	medical devices and diagnostics (MD&D) contract sales and clinical sales teams
♦	Marketing Services:
•	Education and communication (Vital Issues in Medicine or VIM);
•	Pharmakon; and
•	TVG Marketing Research and Consulting (MR&C)

♦	PDI Products Group (PPG)

PDI, INC.

An analysis of these reporting segments and their results of operations is contained in Note 10 to the consolidated financial statements and in the Consolidated Results of Operations discussion below.

Description of Businesses

Sales Services

Performance Sales Teams (formerly dedicated teams)

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

Select Access’ (formerly Shared Sales Teams)

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

MD&D Contract Sales and Clinical Sales Teams (Will be discontinued in the second quarter of 2006)

Our medical teams group provided an array of sales and marketing services to the MD&D industry. It provided dedicated sales teams to the MD&D industry as well as clinical after sales support teams. Our clinical after sales support teams employed nurses, medical technologists and other clinicians who trained and provided hands-on clinical education and after sales support to the medical staff of hospitals and clinics that recently purchased our clients’ equipment. Our activities maximized product utilization and customer satisfaction for the medical practitioners, while simultaneously enabling our clients’ sales forces to continue their selling activities instead of in-servicing the equipment.

Marketing Services

Vital Issues in Medicine - VIM® (Formerly PDI EdComm)

 VIM® is an ACCME-accredited medical education company. VIM® examines the latest healthcare issues and advancements in clinical practice to help healthcare professionals enhance their knowledge base for better clinical outcomes and patient results. Our strong relationships with major teaching hospitals and key opinion leaders enable us to develop strategic medical communications that are evidence-based, scientifically rigorous and clinically relevant. Services include content development, strategic consulting, publication planning, and implementation of a wide variety of live meetings, enduring materials and Web-based activities.

Pharmakon

Pharmakon’s emphasis is on the creation, design and implementation of interactive peer persuasion programs. Pharmakon’s peer programs can be designed as promotional, continuing medical education (CME) or marketing research/advisory programs. We acquired Pharmakon in August 2004. Each marketing program can be offered through a number of different venues, including: teleconferences, dinner meetings, “lunch and learns” and webcasts. Within each of our programs, we offer a number of services including strategic design, tactical execution, technology support, moderator services and thought leader management.

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

PDI, INC.

PDI Products Group (PPG)

The goal of the PPG segment has been to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the quarter ended March 31, 2006 or for the year ended December 31, 2005.

Notwithstanding the fact that we have shifted our strategy to deemphasize the PPG segment and focus on our service businesses, we may continue to review opportunities which may include copromotion, distribution arrangements, as well as licensing and brand ownership of products. We do not currently anticipate any revenue for 2006 from the PPG segment.

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

PPG

The contracts within the products group can be either performance based or fee for service and may require sales, marketing and distribution of a product. In performance based contracts, we typically provide and finance a portion, if not all, of the commercial activities in support of a brand in return for a percentage of product sales. An important performance parameter is normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases, for periods after our promotional activities have ended.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

PDI, INC.

	Three Months Ended March 31,
Operating data	2006	2005
Revenue, net	100.0%	100.0%
Program expenses	75.8%	78.0%
Gross profit	24.2%	22.0%
Compensation expense	8.4%	11.0%
Other selling, general and administrative expenses	5.8%	12.0%
Total operating expenses	14.2%	22.9%
Operating income (loss)	10.0%	(0.9%)
Interest income, net	1.2%	0.8%
Income (loss) before income tax	11.2%	(0.1%)
Income tax expense (benefit)	4.1%	(0.1%)
Net income (loss)	7.1%	(0.1%)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue

Revenue for the quarter ended March 31, 2006 was $78.8 million, 3.9% less than revenue of $82.0 million for the quarter ended March 31, 2005.

Revenue from the sales services segment for the quarter ended March 31, 2006 was $68.0 million, 6.6% less than revenue of $72.7 million from that segment for the comparable prior year period. This decrease is attributable to the decreased size of the Performance Teams sales force in the first quarter of 2006 as compared to the comparable prior year period.

Effective April 30, 2006, AstraZeneca terminated its contract sales force arrangement with us, as previously announced on February 28, 2006. The size of the AstraZeneca sales force was approximately 800 representatives. The revenue impact of this termination is expected to be between $65 and $70 million in 2006. Unless and until we generate sufficient Performance Sales Teams or other new business to offset the loss of Astra Zeneca, our first quarter 2006 financial results will not be duplicated in upcoming quarters.

Revenue for the marketing services segment was $10.9 million in the quarter ended March 31, 2006, 16.7% more than the $9.3 million in the comparable prior year period. This increase is attributable to higher revenue in the first quarter of 2006 at all three business units within this segment compared to the first quarter of 2005. The PPG segment did not have any revenue in the first quarters of 2006 and 2005.

Cost of goods and services

Cost of goods and services for the quarter ended March 31, 2006 was $59.7 million, 6.7% less than cost of goods and services of $64.0 million for the quarter ended March 31, 2005. As a percentage of total net revenue, cost of goods and services decreased to 75.8% for the quarter ended March 31, 2006 from 78.0% in the comparable prior year period, which resulted in an increase in gross profit margin of 2.2 percentage points to 24.2% in the first quarter of 2006 from 22.0% in the comparable prior year period.

Program expenses (i.e., cost of services) associated with the sales services segment for the quarter ended March 31, 2006 were $53.7 million, 8.1% less than program expenses of $58.5 million for the prior year period. As a percentage of sales services segment revenue, program expenses for the quarter decreased to 79.1% from 80.4% in the prior year period, which resulted in an increase of gross profit margin to 20.9% from 19.6% in the comparable prior year period. This increase in gross profit was partially attributable to increased performance based incentives earned by the sales services segment in the first quarter of 2006 compared to the first quarter of 2005.

Cost of goods and services associated with the marketing services segment was $5.9 million, a $459,000 increase over the comparable prior year period. The gross margin percentage for marketing services increased by 4.2 percentage points to 45.0% in the first quarter of 2006 as compared to 40.8% in the comparable prior year period. Part of the improvement in gross profit margin in this segment resulted from a more favorable mix of business.

PDI, INC.

Compensation expense

Compensation expense for the quarter ended March 31, 2006 was $6.6 million, 26.5% less than $9.0 million for the comparable prior year period. This decrease is primarily attributable to $1.1 million in employee severance costs that were recognized in the first quarter of 2005 and reduced employee costs at our corporate headquarters in the first quarter of 2006. As a percentage of total net revenue, compensation expense decreased to 8.4% for the quarter ended March 31, 2006 from 11.0% in the comparable prior year period.

Compensation expense for the quarter ended March 31, 2006 attributable to the sales services segment was $4.4 million compared to $6.5 million for the quarter ended March 31, 2005; as a percentage of revenue it decreased to 6.4% from 9.0% in the comparable prior year period. Excluding severance of approximately $728,000 in the first quarter of 2005, employee costs in this segment were down approximately $1.4 million. Approximately $900,000 of this variance can be attributed mainly to reduced headcount.

Compensation expense for the quarter ended March 31, 2006 attributable to the marketing services segment was $2.2 million, approximately 8.9% less than the comparable prior year period. This decrease is also primarily attributable to employee severance costs incurred in the first quarter of 2005. As a percentage of revenue, compensation expense for the quarter ended March 31, 2006 decreased to 20.6% from 26.4% in the comparable prior year period.

Other selling, general and administrative expenses

Total other selling, general and administrative expenses were $4.6 million for the quarter ended March 31, 2006, 53.2% less than other selling, general and administrative expenses of $9.8 million for the quarter ended March 31, 2005. In the first quarter of 2005 the PPG segment incurred $2.3 million in legal costs associated with our Cellegy lawsuit which was settled in April 2005 as previously announced. Excluding these costs, in the first quarter of 2006 other SG&A benefited from a $1.0 million reduction in professional services expense (which include legal, HR, and other professional consulting services), and approximately $700,000 in bad debt collections recorded as credits to other selling, general and administrative expense. Additionally, facilities and depreciation costs were approximately $600,000 lower in the first quarter of 2006, compared to the first quarter of 2005, primarily due to the reduction in facilities leased and the effect of the sublease entered into in June 2005.

Other selling, general and administrative expenses attributable to the sales services segment for the quarter ended March 31, 2006 were $3.5 million, which was 5.1% of revenue, compared to other selling, general and administrative expenses for the comparable prior year period of $6.3 million, or 8.6% of revenue. This decrease is primarily due to some of the factors mentioned above. Approximately $500,000 of the variance related to the closing down of our MD&D operating unit, as was previously announced. Beginning in the second quarter of 2006, MD&D’s revenue and costs will be reported separately below the Operating Income line as “Discontinued Operations.”

Other selling, general and administrative expenses attributable to the marketing services segment for the quarter ended March 31, 2006 were approximately $1.1 million, compared to $1.2 million for the comparable prior year period; this decrease can be attributed to reduced facilities costs.

Other selling, general and administrative expenses attributable to the PPG segment were approximately $2.3 million in the first quarter of 2005, due to the Cellegy litigation expenses mentioned above.

Operating income (loss)

There was operating income for the quarter ended March 31, 2006 of approximately $7.8 million, compared to an operating loss of $775,000 in the comparable prior year period. The increase can be attributed to several factors, including improved margins in both segments and the reductions in selling, general and administrative expenses mentioned previously.

There was operating income of $6.3 million for the quarter ended for the quarter ended March 31, 2006 for the sales services segment, $4.9 million more than operating income of $1.4 million for that segment in the comparable prior year period. This increase is primarily due to the reasons listed above. Select Access also made a strong operating income contribution in the quarter ended March 31, 2006 primarily due to additional call volume on a seasonal product which we will not be promoting in the second and third quarters of 2006.

PDI, INC.

Operating income for the marketing services segment was $1.5 million for the quarter ended March 31, 2006 compared to operating income of $101,000 in that segment for the comparable prior year period. As a percentage of revenue, operating income for the marketing services segment was 14.2% for the quarter ended March 31, 2006 as compared to 1.1% for the quarter ended March 31, 2005. This increase in operating income was due primarily to higher gross profit for this segment, and reduced costs associated with lower headcount and overhead costs.

The PPG operating loss of $2.3 million for the quarter ended March 31, 2005 is attributable to legal expenses relating to the Cellegy litigation.

Other income, net

Other income, net, for the quarter ended March 31, 2006 and 2005 was $975,000 and $669,000, respectively, and was composed primarily of interest income. The increase in interest income is primarily due to higher interest rates in the quarter ended March 31, 2006.

Income tax expense (benefit)

Federal and state income tax expense was approximately $3.2 million for the quarter ended March 31, 2006, compared to an income tax benefit of $44,000 for the quarter ended March 31, 2005. The effective tax rate for the quarter ended March 31, 2006 was 36.5%, compared to an effective tax rate of 41.5% for the quarter ended March 31, 2005.

Net income (loss)

There was net income for the quarter ended March 31, 2006 of approximately $5.6 million, compared to a net loss of approximately $62,000 in the comparable prior year period.

Liquidity and Capital Resources

As of March 31, 2006, we had cash and cash equivalents and short-term investments of approximately $102.2 million and working capital of $93.2 million, compared to cash and cash equivalents and short-term investments of approximately $97.6 million and working capital of approximately $86.4 million at December 31, 2005.

For the three months ended March 31, 2006, net cash provided by operating activities was $4.9 million, compared to $12.8 million net cash used in operating activities for the three months ended March 31, 2005. The net changes in the “Other changes in assets and liabilities” section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period. Non-cash net charges include $1.5 million in depreciation and amortization and $190,000 in stock compensation expense for the three months ended March 31, 2006.

As of March 31, 2006, we had $14.3 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of March 31, 2006, we had $11.1 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the three months ended March 31, 2006, net cash used in investing activities was $17.5 million as compared to $13.7 million provided by investing activities for the comparable prior year period. We purchased approximately $17.1 million of short-term investments in 2006 as part of our laddered portfolio of investment grade debt instruments, with a weighted average maturity of 13.1 months. Our portfolio is comprised of U.S. Treasury and U.S. Federal Government agencies’ bonds, municipal bonds, and commercial paper. We are focused on preserving capital, maintaining liquidity, and maximizing returns in accordance with our investment criteria. We incurred approximately $428,000 of capital expenditures primarily for computer equipment during the three months ended March 31, 2006. Capital expenditures for the three months ended March 31, 2005 were $1.7 million primarily associated with the relocation of our offices within the Marketing Services group. For both periods, all capital expenditures were funded out of available cash.

On August 31, 2004, we acquired substantially all of the assets of Pharmakon, LLC. As of March 31, 2006 we continue to hold $500,000 in a related escrow account, which is recorded in other current assets on our balance sheet and will be paid out during 2006, subject to certain working capital adjustments. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC received approximately $1.4 million in additional payments on April 1, 2005 based on Pharmakon’s attainment of the profit target for the year ended December 31, 2004. Additionally, the members of Pharmakon, LLC can still earn up to an additional $3.3 million in cash based upon achievement of certain annual profit targets through December 2006.

PDI, INC.

For the three months ended March 31, 2006, net cash provided by financing activities was approximately $52,000, compared to $388,000 in the comparable prior year period. For both periods, these amounts were the proceeds received from the exercise of stock options.

On April 27, 2005, our Board of Directors authorized us to repurchase up to one million shares of our common stock. On July 6, 2005, we announced that our Board of Directors had authorized the repurchase of an additional one million shares. At our discretion, we may continue to repurchase shares on the open market or in privately negotiated transactions, or both, depending on cash flow expectations and other uses of cash. Some or all of the repurchases will be made pursuant to a Company 10(b)5-1 Plan. All purchases will be made from our available cash. There were no repurchases of shares during the three months ended March 31, 2006 and 2005.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the three months ended March 31, 2006, we had two major clients that accounted for approximately 36.1% and 22.5%, respectively, or a total of 58.6% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations. For example, on April 30, 2006, AstraZeneca terminated its contract sales force arrangement with us, as previously announced on February 28, 2006. The size of the AstraZeneca sales force was approximately 800 representatives. The revenue impact of this termination is expected to be between $65 and $70 million in 2006. However, unless and until we generate sufficient new business to offset the loss of the AstraZeneca sales force, which accounted for $28.3 million in revenue for the three months ended March 31, 2006, the current results will not be duplicated in upcoming quarters.

In the fourth quarter of 2005, we accrued facility realignment expenses of approximately $2.4 million that related to excess office space we have at both our Saddle River, NJ and Dresher, PA offices. The excess office space amounted to approximately 7,300 square feet in Saddle River and approximately 11,600 square feet in Dresher. We are expecting to sub-lease both of these spaces in the second half of 2006 and are expecting to have capital expenditures of approximately $1.3 million in the preparation of these spaces for subletting.

We have federal income tax receivables, net of the first quarter federal tax provision, of approximately $2.5 million on our balance sheet as of March 31, 2006. We received a federal refund of approximately $800,000 in February 2006 and we expect to receive an additional federal refund of $4.7 million in the fourth quarter of 2006. We expect to receive state refunds totaling approximately $400,000 in the fourth quarters of 2006 and 2007.

We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 relating to the Company’s exposure to market risk from interest rates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation as of March 31, 2006 was carried out under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Interim Chief Executive and Interim Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PDI, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Litigation

In January and February 2002, we, our former chief executive officer and our former chief financial officer were served with three complaints that were filed in the U.S. District Court for the District of New Jersey (the Court) alleging violations of the Securities Exchange Act of 1934 (the Exchange Act). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Mater File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs’ counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint (Second Consolidated and Amended Complaint), which superseded their earlier complaints.

In February 2003, we filed a motion to dismiss the Second Consolidated and Amended Complaint. On or about August 22, 2005, the U.S. District Court for the District of New Jersey dismissed the Second Consolidated and Amended Complaint without prejudice to plaintiffs.

On October 21, 2005, Lead Plaintiffs filed a third consolidated and amended complaint (Third Consolidated and Amended Complaint). Like its predecessor, the Third Consolidated and Amended Complaint names us, our former chief executive officer and our former chief financial officer as defendants; purports to state claims against us on behalf of all persons who purchased our common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Third Consolidated and Amended Complaint is that we intentionally or recklessly made false or misleading public statements and omissions concerning our financial condition and prospects with respect to our marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, our marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as our marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly and Company.

On December 21, 2005, we filed a motion to dismiss the Third Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. We believe that the allegations in this purported securities class action are without merit and we intend to defend the action vigorously.

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings. As of March 31, 2006, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. We did not incur any costs or expenses relating to these matters during 2004, 2005 or the first three months of 2006.

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

California Class Action Litigation

On September 26, 2005, we were served with a complaint in a purported class action lawsuit that was commenced against us in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, we accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, we filed an answer generally denying the allegations set forth in the complaint. In December 2005, we reached a tentative settlement of this action, subject to court approval and as a result, we reduced the accrual relating to asserted and unasserted claims relating to this matter to $600,000 during the quarter ended December 31, 2005. The current balance of the accrual is $475,000. However, there can be no assurance that the court will approve our tentative settlement, that the reserve will be adequate to cover potential liability, or that the ultimate outcome of this action will not have a material adverse effect on our business, financial condition or results of operations

Other Legal Proceedings

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

Item 1A. Risk Factors

Please see our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 for a detailed description of our risk factors. There have been no material changes to our risk factors since we filed our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. If any of risks described therein were to occur, it could have a material adverse impact on our business, financial condition or results of operations.

PDI, INC.

Item 6. Exhibits

Exhibit Index is included after signatures. New exhibits, listed as follows, are attached:

Exhibit No.	Description

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.1.

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.2.

32.1	Certification of Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.1.

32.2	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.2.

PDI, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006	PDI, INC.
(Registrant)

/s/Larry Ellberger
Larry Ellberger
Interim Chief Executive Officer

/s/DeLisle B. Callender
DeLisle B. Callender
Interim Chief Financial Officer