Form 10-Q
period 2006-06-30
PDI INC
filed 2006-08-09
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Act.) (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 4, 2006
Common stock, $0.01 par value	14,076,882

	PDI, INC.
	Form 10-Q for Period Ended June 30, 2006
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statements of Operations for the three and six month periods ended June 30, 2006 and 2005 (unaudited)	4

	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2006 and 2005 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits	29

Signatures		29

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,302	$90,827
Short-term investments	50,864	6,807
Accounts receivable, net of allowance for doubtful accounts of
$948 and $778, respectively	24,277	27,148
Unbilled costs and accrued profits on contracts in progress, net of
allowance for unbilled receivable of $642 and $0, respectively	4,260	5,974
Income tax receivable	5,021	6,292
Other current assets	11,756	14,078
Total current assets	152,480	151,126
Property and equipment, net	14,594	16,053
Goodwill	13,612	13,112
Other intangible assets, net	16,591	17,305
Other long-term assets	3,513	2,710
Total assets	$200,790	$200,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,442	$5,693
Income taxes payable	7,368	6,805
Unearned contract revenue	16,157	12,598
Accrued incentives	12,236	12,028
Accrued payroll and related benefits	6,846	7,556
Other accrued expenses	12,735	20,016
Total current liabilities	57,784	64,696

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,094,888 and 14,947,771 shares issued, respectively;
14,076,882 and 13,929,765 shares outstanding, respectively	151	149
Additional paid-in capital	118,307	118,325
Retained earnings	37,699	31,183
Accumulated other comprehensive income	63	71
Unamortized compensation costs	-	(904)
Treasury stock, at cost (1,018,006 shares)	(13,214)	(13,214)
Total stockholders' equity	$143,006	$135,610
Total liabilities & stockholders' equity	$200,790	$200,306

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue, net	$54,951	$76,058	$132,095	$154,012
Program expenses	42,993	62,388	101,433	124,111
Gross profit	11,958	13,670	30,662	29,901

Compensation expense	7,158	5,805	13,627	13,891
Other selling, general and administrative expenses	4,763	5,211	9,493	14,281
Asset impairment	-	2,833	-	2,833
Total operating expenses	11,921	13,849	23,120	31,005
Operating income (loss)	37	(179)	7,542	(1,104)

Gain on investments	-	4,444	-	4,444
Interest income, net	1,216	681	2,191	1,350
Income from continuing operations
before income taxes	1,253	4,946	9,733	4,690
Income tax expense	546	505	3,604	396

Income from continuing operations	707	4,441	6,129	4,294

Income from discontinued operations, net of tax	188	72	387	158

Net income	$895	$4,513	$6,516	$4,452

Income per share of common stock:
Basic:
Continuing operations	$0.05	$0.30	$0.44	$0.29
Discontinued operations	0.01	0.00	0.03	0.01
	$0.06	$0.31	$0.47	$0.30
Assuming dilution:
Continuing operations	$0.05	$0.30	$0.44	$0.29
Discontinued operations	0.01	0.00	0.03	0.01
	$0.06	$0.31	$0.47	$0.30
Weighted average number of common shares and
common share equivalents outstanding:
Basic	13,857	14,605	13,841	14,640
Assuming dilution	13,953	14,695	13,941	14,761

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net income from operations	$6,516	$4,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,902	2,860
Deferred income taxes, net	3,168	3,393
Provision for bad debt	(807)	739
Stock compensation costs	593	584
Loss on disposal of assets	-	308
Asset impairment	-	2,833
Gain on sale of investment	-	(4,444)
Other	9	-
Other changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,528	(35)
Decrease (increase) in unbilled costs	1,714	(2,014)
Decrease in income tax receivable	800	-
Increase in other current assets	(887)	(505)
Decrease in other long-term assets	185	112
Decrease in accounts payable	(3,251)	(2,890)
Increase (decrease) in income taxes payable	564	(3,340)
Increase in unearned contract revenue	3,559	5,871
Increase (decrease) in accrued incentives	208	(6,028)
(Decrease) increase in accrued payroll and related benefits	(710)	1,504
(Decrease) increase in accrued liabilities	(6,778)	(816)
Net cash provided by operating activities	11,313	2,584

Cash Flows From Investing Activities
(Purchases) sales of short-term investments, net	(45,170)	17,851
Repayments from Xylos	150	-
Purchase of property and equipment	(905)	(4,102)
Cash paid for acquisition, including acquisition costs	-	(67)
Proceeds from sale of assets	-	4,444
Net cash (used in) provided by investing activities	(45,925)	18,126

Cash Flows From Financing Activities
Net proceeds from exercise of stock options	87	1,241
Cash paid for repurchase of shares	-	(6,217)
Net cash provided by (used in) financing activities	87	(4,976)

Net (decrease) increase in cash and cash equivalents	(34,525)	15,734
Cash and cash equivalents - beginning	90,827	81,000
Cash and cash equivalents - ending	$56,302	$96,734

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the SEC). The unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements. During the second quarter of 2006, the Company discontinued its Medical Device and Diagnostic (MD&D) business. The MD&D business was part of the Company’s sales services reporting segment. The MD&D business is accounted for as a discontinued operation under GAAP and, therefore, the MD&D business results of operations have been removed from the Company’s results of continuing operations for all periods presented. See Note 12, Discontinued Operations. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain prior period amounts have been reclassified to conform to the current presentation with no effect on financial position, net income or cash flows.

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

Basic and Diluted Net Income per Share

Basic and diluted net income per share is calculated based on the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average number of	13,857	14,605	13,841	14,640
of common shares
Dilutive effect of stock options, SARs,
and restricted stock	96	90	100	121
Diluted weighted average number
of common shares	13,953	14,695	13,941	14,761

Outstanding options to purchase 743,071 and 892,712 shares of common stock at June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Additionally, there were 84,721 and 88,199 stock-settled stock appreciation rights (SARs) outstanding at June 30, 2006 and 2005, respectively, that were not included in the computation of earnings per share because the exercise prices of the SARs were greater than the average market price of the common shares.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

New Accounting Pronouncements - Standards Implemented

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Financial Accounting Standards Board SFAS No. 123 - revised 2004 (SFAS 123R), “Share-Based Payment” which replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provision of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants after the effective date and to grants that were outstanding as of the effective date and are subsequently modified. Compensation for grants that were not fully vested as of the effective date will be recognized over the remaining service period using the fair value determined in accordance with SFAS 123, which was the basis for the previous pro-forma disclosures in accordance with SFAS 123. The Company has adopted the use of the straight-line attribution method over the requisite service period for the entire award. Results of prior periods do not reflect any restated amounts, and the Company had no cumulative effect adjustment upon adoption of SFAS 123R under the modified prospective method. The adoption of SFAS 123R did not have a material impact on our consolidated financial position, results of operations and cash flows. See Note 9 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Effective January 1, 2006, the Company adopted SFAS No. 154 (SFAS 154), "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS 154 had no impact on the Company’s financial statements.

New Accounting Pronouncements - Standards to be Implemented

In February 2006, the FASB issued SFAS No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is not expected to have an impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is not expected to have an impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, the Company will adopt this new accounting standard effective January 1, 2007. The Company is currently reviewing the impact of FIN 48 on the Company’s financial statements. The Company expects to complete this evaluation before December 31, 2006.

3.	INVESTMENTS IN MARKETABLE SECURITIES:

Available-for-sale securities are carried at fair value and consist of assets held by the Company in a Rabbi Trust associated with its deferred compensation plan. At June 30, 2006 and December 31, 2005, the carrying value of available-for-sale securities was approximately $774,000 and $1.9 million, respectively, including approximately $237,000 and $1.1 million respectively, in money market accounts, and approximately $537,000 and $811,000, respectively, in mutual funds. At June 30, 2006 and December 31, 2005, included in accumulated other comprehensive income were gross unrealized gains of approximately $106,000 and $98,000, respectively, and gross unrealized losses of approximately $4,000 and $28,000, respectively.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company’s other marketable securities consist of a laddered portfolio of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper. These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost and have a weighted average maturity of 5.9 months. Portions of these held-to-maturity securities are maintained in separate accounts to support the Company’s standby letters of credit. The Company has standby letters of credit of approximately $9.6 million and $10.5 million at June 30, 2006 and December 31, 2005, respectively, as collateral for its existing insurance policies and its facility leases. At June 30, 2006 and December 31, 2005, held-to-maturity securities were included in cash equivalents (approximately $142,000 and zero, respectively), short-term investments (approximately $50.1 million and $4.9 million, respectively), other current assets (approximately $7.1 million and $7.8 million, respectively) and other long-term assets (approximately $2.5 million and $2.7 million, respectively). At June 30, 2006 and December 31, 2005, held-to-maturity securities included:

	June 30,	December 31,
	2006	2005
Cash/money accounts	$142	$1,953
Certificate of deposit	2,174	2,131
Municipal bonds	49,517	2,620
US Treasury obligations	999	987
Government agency obligations	6,987	7,742
Total	$59,819	$15,433

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company increased goodwill by $500,000 for the six months ended June 30, 2006. The increase was attributable to the final escrow payment made to the members of Pharmakon, LLC. Goodwill is attributable to the acquisition of Pharmakon and is reported in the marketing services operating segment.

All intangible assets recorded as of June 30, 2006 are attributable to the acquisition of Pharmakon and are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years. As of March 31, 2006, the intangible assets associated with the acquisition of InServe were fully amortized.

	As of June 30, 2006			As of December 31, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Covenant not to compete	$140	$51	$89	$1,634	$1,491	$143
Customer relationships	16,300	1,992	14,308	17,371	2,491	14,880
Corporate tradename	2,500	306	2,194	2,652	370	2,282
Total	$18,940	$2,349	$16,591	$21,657	$4,352	$17,305

Amortization expense from continuing operations for the three months ended June 30, 2006 and 2005 was $320,000. Amortization expense for the six months ended June 30, 2006 and 2005 was $641,000. Estimated amortization expense for the current year and the next four years is as follows:

2006	2007	2008	2009	2010
$ 1,281	$ 1,281	$ 1,281	$ 1,272	$ 1,253

5.	OTHER ASSETS:

In October 2002, the Company acquired $1.0 million of preferred stock of Xylos Corporation (Xylos). In addition, the Company provided Xylos with short-term loans totaling $500,000 in the first half of 2004. The Company determined its $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004 and both were written down to zero. Xylos made loan payments of $50,000 in each of the second and third quarters of 2005 and loan payments of $75,000 in each of the first and second quarters of 2006. These payments were recorded as a credit to bad debt expense in the periods in which they were received.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which were due to be repaid on November 26, 2005. During 2006 and 2005, TMX provided services to PDI valued at $191,000 and $245,000 respectively. The receipt of these services was used as payment towards the loan and the balance of the loan receivable at June 30, 2006 is $564,000. In 2005, due to TMX’s continued losses and uncertainty regarding its future prospects, the Company established an allowance for credit losses against the TMX loans. The receipt of services in lieu of cash payment was recorded as a credit to bad debt expense in 2006 and credit to loan receivable in 2005.

In June 2005, the Company sold its approximately 12% ownership share in In2Focus Sales Development Services Limited, (In2Focus), a United Kingdom contract sales company. The Company’s original investment of $1.9 million had been written down to zero in the fourth quarter of 2001. The Company received approximately $4.4 million, net of deal costs, which is included in gain on investments.

6.	FACILITIES REALIGNMENT:

In the fourth quarter of 2005, the Company accrued facility realignment expenses of approximately $2.4 million that related to excess leased office space it had at both Saddle River, NJ and Dresher, PA offices. In the second quarter of 2006, the Company accrued an additional $285,000 for the excess leased space at both locations. The expense is reported in other selling, general and administrative expenses within the reporting segment that it resides in and the accrual balance is reported in other accrued expenses on the balance sheet. The excess leased office space amounted to approximately 7,300 square feet in Saddle River and approximately 11,600 square feet in Dresher. The Company is expecting to sub-lease both of these spaces in the first half of 2007. A rollforward of the activity for the facility realignment plan is as follows:

	Sales	Marketing
	Services	Services	Total
Balance as of December 31, 2005	$1,038	$1,297	$2,335
Accretion	9	16	25
Payments	(173)	(229)	(402)
Adjustments	209	76	285
Balance as of June 30, 2006	$1,083	$1,160	$2,243

7.	COMMITMENTS AND CONTINGENCIES:

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

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint (Second Consolidated and Amended Complaint), which superseded their earlier complaints. In February 2003, the Company filed a motion to dismiss the Second Consolidated and Amended Complaint. On or about August 22, 2005, the Court dismissed the Second Consolidated and Amended Complaint without prejudice to plaintiffs. On October 21, 2005, Lead Plaintiffs filed a third consolidated and amended complaint (Third Consolidated and Amended Complaint). Like its predecessor, the Third Consolidated and Amended Complaint names the Company, its former chief executive officer and its former chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased its common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Third Consolidated and Amended Complaint is that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline (GSK), its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as its marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly and Company. On December 21, 2005, the Company filed a motion to dismiss the Third Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. That motion is currently pending. The Company believes that the allegations in this purported securities class action are without merit and intends to defend the action vigorously.

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings. As of June 30, 2006, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. The Company did not incur any costs or expenses relating to these matters during 2004, 2005, or the first six months of 2006.

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

In addition to the initial $2,000,000 received on April 11, 2005, Cellegy has paid $200,000 in 2005 and $458,500 through June 30, 2006 towards its obligation to the Company. These payments were recorded as a credit to litigation expense in the periods in which they were received. As June 30, 2006, the remaining balance of $2,341,500 for the promissory note and the $3,500,000 nonnegotiable convertible senior note are recorded in other current assets and other long-term assets, respectively, with full allowances.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

On December 1, 2005, the Company commenced a breach of contract action against Cellegy in the U.S. District Court for the Southern District of New York (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., 05 Civ. 10137 (PKL)). The Company alleged that Cellegy breached the terms of the Security Agreement and Secured Promissory Note that it received in connection with the settlement. The Company further alleged that to secure its debt to the Company, Cellegy granted the Company a security interest in certain "Pledged Collateral," which is broadly defined in the Security Agreement to include, among other things, 50% of licensing fees, royalties or "other payments in the nature thereof" received by Cellegy in connection with then-existing or future agreements for Cellegy's drugs Rectogesic® and Tostrex® outside of the U.S., Mexico, and Canada. Upon receipt of such payments, Cellegy agreed to make prompt payment to the Company. The Company alleged that it was owed 50% of a $2,000,000 payment received by Cellegy in connection with the renegotiation of its license and distribution agreement for Rectogesic® in Europe, and that Cellegy's failure to pay the Company constituted an event of default under the Security Agreement and a related Nonnegotiable Convertible Senior Note. For Cellegy's breach of contract, the Company sought damages in the total amount of $6,400,000 plus Default Interest from Cellegy.

On December 27, 2005, Cellegy filed an answer to the Company’s complaint, denying the allegations contained therein, and asserting affirmative defenses. Discovery subsequently commenced and pursuant to a scheduling order entered by the court, was to be completed by November 21, 2006. On June 22, 2006, the parties appeared before the court for a status conference and agreed to a dismissal of the lawsuit without prejudice because, among other reasons, discovery would not be complete before October 11, 2006, the maturity date of the Secured Promissory Note, at which time Cellegy owes the Company the entire unpaid principal balance and interest on the Secured Promissory Note. On July 13, 2006, the court dismissed the December 1, 2005 breach of contract lawsuit without prejudice. This has no effect on the original settlement.

California Class Action Litigation

On September 26, 2005, the Company was served with a complaint in a purported class action lawsuit that was commenced against the Company in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, the Company accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, the Company filed an answer generally denying the allegations set forth in the complaint. In December 2005, the Company reached a tentative settlement of this action, subject to court approval. As a result, the Company reduced its accrual relating to asserted and unasserted claims relating to this matter to $600,000 during the quarter ended December 31, 2005. The balance of the accrual at June 30, 2006 is $247,000. However, there can be no assurance that the court will approve the tentative settlement, that the reserve will be adequate to cover potential liability, or that the ultimate outcome of this action will not have a material adverse effect on the Company’s business, financial condition and results of operations.

Letters of Credit

As of June 30, 2006, the Company has $9.6 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.

8.	OTHER COMPREHENSIVE INCOME:

A reconciliation of net income as reported in the consolidated statements of operations to other comprehensive income, net of tax, is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$895	$4,513	$6,516	$4,452
Other comprehensive income
Unrealized holding gain/(loss) on
available-for-sale securities	(21)	90	4	41
Reclassification adjustment for
realized gains/(losses)	-	7	(12)	7
Other comprehensive income	$874	$4,610	$6,508	$4,500

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

9.	STOCK-BASED COMPENSATION:

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

In May 2000, the Company’s Board of Directors and stockholders approved the 2000 Omnibus Incentive Compensation Plan (the 2000 Plan). The maximum number of shares as to which awards or options could be granted under the 2000 Plan was 2.2 million shares. Eligible participants under the 2000 Plan included officers and other employees of the Company, members of the Board of Directors and outside consultants, as specified under the 2000 Plan and designated by the Compensation and Management Development Committee of the Board of Directors (the Compensation Committee). The right to grant awards under the 2000 Plan was to terminate ten years after the date the 2000 Plan was adopted. No participant could be granted, in the aggregate, more than 100,000 shares of Company common stock from all awards under the 2000 Plan.

In June 2004, the Company’s Board of Directors and stockholders approved the PDI, Inc. 2004 Stock Award and Incentive Plan (the 2004 Plan). The 2004 Plan replaced the 2000 Plan and the 1998 Plan. The 2004 Plan reserved an additional 893,916 shares for new awards as well as combined the remaining shares available under the 1998 Plan and 2000 Plan. The maximum number of shares as to which awards or options may at any time be granted under the 2004 Plan is approximately 2.9 million shares. Eligible participants under the 2004 Plan include officers and other employees of the Company, members of the Board of Directors and outside consultants, as specified under the 2004 Plan and designated by the Compensation Committee. Unless earlier terminated by action of the Board, the 2004 Plan will remain in effect until such time as no stock remains available for delivery under the 2004 Plan and the Company has no further rights or obligations under the 2004 Plan with respect to outstanding awards under the 2004 plan. No participant may be granted more than the annual limit of 400,000 shares plus the amount of the participant's unused annual limit relating to share-based awards as of the close of the previous year, subject to adjustment for splits and other extraordinary corporate events.

On March 29, 2005, under the terms of the 2004 Plan, the Compensation Committee created the 2005 PDI, Inc. Long Term Incentive Plan (the 2005 LTI Plan), which permits the issuance of certain equity and equity-based incentive awards. Under the provisions of the 2005 LTI Plan, the Company sought to provide its eligible employees with equity awards based, in part, upon the attainment of certain financial performance goals during a three year period (the Performance Period). The amount of these long-term incentive awards, which may be earned over the Performance Period, were based, in part, on the Company’s financial performance and the attainment of related individual performance goals during the prior calendar year. To provide each participant with an equity stake in the Company, and the potential to create or increase his or her stock ownership in the Company, awards under the 2005 LTI Plan consisted of: (i) SARs; and (ii) performance contingent shares of Company common stock (Performance Contingent Shares).

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

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2006 and 2005, the fair value of each grant was estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model considers a range of assumptions related to volatility, risk-free interest rate and expected life. Expected volatility was based on historical volatility. As there is no trading volume for the Company’s publicly listed options, implied volatility was not representative of the Company’s current volatility so the historical volatility was more indicative of the Company’s expected future stock performance. The risk-free rate was based on U.S. Treasury security yields at the time of grant. The dividend yield was based on historical information. The expected life was determined using the safe-harbor method permitted by Securities Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). The Company expects to use this simplified method for valuing employee SARs grants as permitted by the provisions of SAB 107 until more detailed information about exercise behavior becomes available over time. When stock options are issued, the Company will use an expected life commensurate with their historical exercise patterns. The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards granted during the six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.01%	3.72%	4.80%	3.72%
Expected life	3.5 years	5 years	3.5 years	5 years
Expected dividends	$0	$0	$0	$0
Expected volatility	63.99%	100%	66.16%	100%
Foreiture rate	14.0%	-	14.0%	-

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

The weighted average grant date fair value of options and SARs granted during the six months ended June 30, 2006 and 2005 was $6.64 and $10.41, respectively. The weighted average grant date fair value of options and SARs granted during the three months ended June 30, 2006 and 2005 was $6.68 and $10.41, respectively. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic values of options exercised under the Company’s stock option plans were approximately $127,000 and $243,000, respectively, determined as of the date of option exercise. As of June 30, 2006, there was $2.8 million of total unrecognized compensation cost net of estimated forfeitures, related to unvested awards that are expected to be recognized over a weighted-average period of approximately 2.1 years. The Company reversed the balance of $904,000 of unamortized compensation costs that pertained to restricted stock as of the January 1, 2006 balance sheet date to additional paid-in capital as required by SFAS 123R.

Changes in the Company’s outstanding stock options and SARs for the six-month period ended June 30, 2006 were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2006	1,381,096	$26.20	6.58	$494
Granted	145,047	12.42	4.55	413
Exercised	(19,167)	6.04
Forfeited or expired	(461,344)	29.43
Outstanding at June 30, 2006	1,045,632	23.24	5.71	693

Exercisable at June 30, 2006	871,027	$25.38	5.79	$1,380

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Changes in the Company’s outstanding shares of restricted stock for the six-month period ended June 30, 2006 were as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Grant	Vesting	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2006	112,723	$17.49	1.08	$1,522
Granted	152,918	12.35	2.24	2,200
Vested	(34,130)	15.20
Forfeited or expired	(19,386)	14.71
Outstanding at June 30, 2006	212,125	$14.40	1.81	$3,052

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to the adoption of SFAS 123R, the Company used the intrinsic value method of accounting for stock-based employee compensation in accordance with APB 25. Under the intrinsic value method no compensation expense was recognized in association with its stock awards which were issued with an exercise price equal to market value on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied SFAS 123 for the three and six month periods ended June 30, 2005 using the Black-Scholes option pricing model.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income, as reported	$4,513	$4,452
Add: Stock-based employee
compensation expense included
in reported net loss,
net of related tax effects	194	396
Deduct: Total stock-based
employee compensation expense
determined under fair value based
methods for all awards, net of
related tax effects	(394)	(5,538)
Pro forma net income (loss)	$4,313	$(690)

Earnings per share
Basic—as reported	$0.31	$0.30
Basic—pro forma	$0.30	$(0.05)

Diluted—as reported	$0.31	$0.30
Diluted—pro forma	$0.29	$(0.05)

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

On December 30, 2005, prior to the adoption of SFAS 123R, the Company accelerated the vesting of 97,706 SARs and placed a restriction on the transfer or sale of the common stock received upon the exercise of these SARs that matched the original vesting schedule of the SARs. On February 9, 2005 the Company accelerated the vesting of all outstanding unvested underwater stock options. The total number of stock options that were accelerated was 473,334. The Company accelerated the vesting of the options and SARs to avoid recognizing compensation expense in future periods.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

10.	INCOME TAXES:

The following table summarizes income tax expense from continuing operations and effective tax rate for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income tax expense	$546	$505	$3,604	$396
Effective income tax rate	43.6%	10.2%	37.0%	8.4%

The increase in the effective tax rate for the three and six-month periods ended June 30, 2006 as compared to the three and six-month periods ended June 30, 2005 is primarily attributable to the release of a $1.7 million valuation allowance on capital loss utilized in the second quarter of 2005 as a result of the In2Focus sale. In addition, the Company recorded a one-time benefit for a $585,000 state tax refund received in the second quarter of 2005, which further reduced the effective tax rate for the three and six months ended June 30, 2005.

11.	IMPAIRMENT OF LONG-LIVED ASSETS:

In the second quarter of 2005, the Company wrote off $2.8 million related to its Siebel sales force automation software. Due to the migration of the Company’s sales force automation software to the Dendrite system, it was determined that the Siebel sales force automation software was impaired and a write-off of the asset was necessary. The write-off was included in operating expense in the sales services segment.

12.	DISCONTINUED OPERATIONS:

As announced in December 2005, the Company discontinued its MD&D business in the second quarter of 2006. The MD&D business included the Company’s MD&D contract sales and clinical sales teams and was previously reported in the sales services reporting segment. The MD&D business was abandoned through the run off of operations (i.e., to cease accepting new business but to continue to provide service under existing remaining contracts until they expire or terminate). In accordance with SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets, operations must be abandoned prior to reporting them as discontinued operations. The last active contract within MD&D ended in the second quarter of 2006. All prior periods have been restated to reflect the treatment of this unit as a discontinued operation. Summarized selected financial information for the discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue, net	$208	$3,557	$1,876	$7,627

Income from discontinued operations
before income tax	$235	$183	$608	$333
Income tax expense	47	111	221	175
Net income from discontinued
operations	$188	$72	$387	$158

13.	SUBSEQUENT EVENT:

On August 1, 2006, the Company announced the resignation of Larry Ellberger, as Executive Vice-President and Chief Administrative Officer. Mr. Ellberger was the Company’s interim Chief Executive Officer from October 2005 through May 11, 2006. Pursuant to the terms of a separation agreement, the Company will pay Mr. Ellberger $125,000, which will be paid in 2007.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

14.	SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the sales services segment to the other operating segments since it is impractical to do so.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Sales services	$47,828	$66,532	$114,112	$135,181
Marketing services	7,123	9,526	17,983	18,831
PPG	-	-	-	-
Total	$54,951	$76,058	$132,095	$154,012
Operating income (loss):
Sales services	$(593)	$(2,477)	$5,289	$(1,186)
Marketing services	414	228	1,954	329
PPG (1)	216	2,070	299	(247)
Total	$37	$(179)	$7,542	$(1,104)
Reconciliation of operating income
(loss) to income from continuing
operations before income taxes
Total operating income (loss) from
operating groups	$37	$(179)	$7,542	$(1,104)
Other income, net	1,216	5,125	2,191	5,794
Income from continuing operations
before income taxes	$1,253	$4,946	$9,733	$4,690

Capital expenditures:
Sales services	$327	$1,320	$680	$1,348
Marketing services	150	1,061	225	2,704
PPG	-	-	-	-
Total	$477	$2,381	$905	$4,052

Depreciation expense:
Sales services	$937	$718	$1,861	$1,559
Marketing services	160	132	319	250
PPG	-	-	-	-
Total	$1,097	$850	$2,180	$1,809

(1) Primarily consists of legal settlement proceeds from Cellegy offset by legal expenses.

PDI, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Various statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions, the impact of any stock repurchase programs and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Some of the important factors that could cause actual results to differ materially from those indicated by the forward-looking statements are general economic conditions, changes in our operating expenses, adverse patent rulings, FDA, legal or accounting developments, competitive pressures, failure to meet performance benchmarks in significant contracts, changes in customer and market requirements and standards, the adequacy of the reserves the Company has taken, the financial visibility of certain companies whose debt and equity securities we hold, outcome of certain litigations, the termination or material downsizing of one or more customer contracts, and the Company’s ability to implement its current business plans. This report also includes payments that Cellegy is obligated to make in the future. There is no assurance that these payments will be made and that Cellegy will remain financially viable and able to make the required payments. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth in “Risk Factors” under Part I, item 1, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended, as filed with the Securities and Exchange Commission (SEC), and (iii) set forth in the Company’s periodic reports on Forms 10-Q and 8-K as filed with the SEC since January 1, 2006. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a diversified sales and marketing services company serving the pharmaceutical industry. We create and execute sales and marketing programs. We do this by working with companies who own the intellectual property rights to pharmaceuticals and recognize our ability to add value to these products and maximize their sales performance. We have a variety of agreement types that we enter into with our clients, from fee for service arrangements to arrangements which involve risk-sharing and incentive based provisions.

Reporting Segments and Operating Groups

In the fourth quarter of 2005, we announced that we would be discontinuing our medical devices and diagnostics (MD&D) business unit. Beginning in the second quarter of 2006 and going forward, the MD&D business unit will be reported as a discontinued operation. For the six months ended June 30, 2006 and 2005, our reporting segments are as follows:

♦	Sales Services:
•	dedicated contract sales (Performance Sales Teams);
•	shared contract sales (Select Access);

♦ Marketing Services:
•	Vital Issues in Medicine;
•	Pharmakon; and
•	TVG Marketing Research and Consulting

♦	PDI Products Group

An analysis of these reporting segments and their results of operations is contained in Note 14 to the consolidated financial statements which accompany this report and in the Consolidated Results of Operations discussion below.

PDI, INC.

Description of Businesses

Sales Services

Performance Sales Teams (formerly dedicated teams)

A performance contract sales team works exclusively on behalf of one client. The sales team is customized to meet the specifications of our client with respect to representative profile, physician targeting, product training, incentive compensation plans, integration with clients’ in-house sales forces, call reporting platform and data integration. Without adding permanent personnel, the client gets a high quality, industry-standard sales team comparable to its internal sales force.

Select Access™ (formerly Shared Sales Teams)

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

PDI Products Group (PPG)

The goal of the PPG segment has been to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the six months ended June 30, 2006 or for the year ended December 31, 2005.

Notwithstanding the fact that we have shifted our strategy to deemphasize the PPG segment and focus on our service businesses, we may continue to review opportunities which may include copromotion, distribution arrangements, as well as licensing and brand ownership of products. We do not currently anticipate any revenue for 2006 from the PPG segment.

PDI, INC.

Discontinued Operations

MD&D Contract Sales and Clinical Sales Teams

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

Sales Services

The majority of our revenue is generated by contracts for performance sales teams. These contracts are generally for terms of one to three years and may be renewed or extended. The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice. Certain contracts provide for termination payments if the client terminates us without cause. Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

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
	Three Months Ended June 30,		Six Months Ended June 30,
Operating data	2006	2005	2006	2005
Revenue, net	100.0%	100.0%	100.0%	100.0%
Program expenses	78.2%	82.0%	76.8%	80.6%
Gross profit	21.8%	18.0%	23.2%	19.4%
Compensation expense	13.0%	7.6%	10.3%	9.0%
Other selling, general and administrative expenses	8.7%	6.9%	7.2%	9.3%
Asset impairment	0.0%	3.7%	0.0%	1.8%
Total operating expenses	21.7%	18.2%	17.5%	20.1%
Operating income (loss)	0.1%	(0.2%)	5.7%	(0.7%)
Gain on investments	0.0%	5.8%	0.0%	2.9%
Interest income, net	2.2%	0.9%	1.7%	0.9%
Income from continuing operations
before income taxes	2.3%	6.5%	7.4%	3.0%
Income tax expense	1.0%	0.7%	2.7%	0.3%
Income from continuing operations	1.3%	5.8%	4.6%	2.8%
Income from discontinued operations, net of tax	0.3%	0.1%	0.3%	0.1%
Net income	1.6%	5.9%	4.9%	2.9%

PDI, INC.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue

Revenue for the quarter ended June 30, 2006 was $55.0 million, 27.8% less than revenue of $76.1 million for the quarter ended June 30, 2005.

Revenue from the sales services segment for the quarter ended June 30, 2006 was $47.8 million, 28.1% less than revenue of $66.5 million from that segment for the comparable prior year period. This decrease is attributable to the decreased size of the Performance Teams sales force in the second quarter of 2006 as compared to the comparable prior year period.

Effective April 30, 2006, as previously announced on February 28, 2006, AstraZeneca terminated its contract sales force arrangement with us. The size of the AstraZeneca sales force was approximately 800 representatives. The revenue impact of this termination is expected to be between $60 and $65 million in 2006.

Revenue for the marketing services segment was $7.1 million in the quarter ended June 30, 2006, 25.2% less than the $9.5 million in the comparable prior year period. This decrease is primarily attributed to decreases in revenue at both the MR&C and VIM business units due to a decline in projects at both units.

The PPG segment did not have any revenue in the first six months of 2006 and 2005.

Cost of goods and services

Cost of goods and services for the quarter ended June 30, 2006 was $43.0 million, 31.1% less than cost of goods and services of $62.4 million for the quarter ended June 30, 2005. As a percentage of total net revenue, cost of goods and services decreased to 78.2% for the quarter ended June 30, 2006 from 82.0% in the comparable prior year period.

Program expenses (i.e., cost of services) associated with the sales services segment for the quarter ended June 30, 2006 were $39.2 million, 30.5% less than program expenses of $56.5 million for the prior year period. As a percentage of sales services segment revenue, program expenses for the quarters ended June 30, 2006 and 2005 were 82.0% and 84.9%, respectively, an increase in year-over-year gross profit margin of 2.9%. This improvement in gross profit percentage is primarily attributable to an increased amount of incentive revenue recorded in the second quarter of 2006 as compared to the comparable prior year period. The incentive revenue pertained to the AstraZeneca sales force and will not continue in future periods.

Cost of goods and services associated with the marketing services segment were $3.8 million, a $2.1 million decrease over the comparable prior year period. This decrease is primarily attributable to fewer projects at both the MR&C and VIM business units. As a percentage of segment revenue, program expenses for the quarters ended June 30, 2006 and 2005 were 52.8% and 62.0%, respectively. This increase in gross profit percentage is primarily attributable to Pharmakon being a larger percentage of revenue within the segment.

Compensation expense

Compensation expense for the quarter ended June 30, 2006 was $7.2 million, 23.3% more than $5.8 million in the comparable prior year period. This increase is primarily due to the accrual of incentive compensation in 2006 due to the improved performance of the company in 2006 as compared to zero incentive compensation accrued in the second quarter of 2005. As a percentage of total net revenue, compensation expense increased to 13.0% for the quarter ended June 30, 2006 as compared to 7.6% in the comparable prior year period. This percentage increase is primarily due to the decrease in revenue in the second quarter of 2006 as compared to the comparable prior year period as well as the aforementioned increase in incentive compensation accruals.

Compensation expense for the quarter ended June 30, 2006 attributable to the sales services segment was $5.3 million compared to $4.2 million for the quarter ended June 30, 2005; as a percentage of revenue it increased to 11.1% from 6.2% in the comparable prior year period.

Compensation expense for the quarter ended June 30, 2006 attributable to the marketing services segment was $1.9 million, approximately 12.5% or $207,000 more than the comparable prior year period. This increase can be attributed to the accrual of incentive compensation in the current three-month period. As a percentage of revenue, compensation expense for the quarter ended June 30, 2006 increased to 26.1% from 17.3% in the comparable prior year period. This percentage increase is primarily due to the decrease in revenue in the second quarter of 2006 as compared to the comparable prior year period.

PDI, INC.

Other selling, general and administrative expenses

Total other selling, general and administrative expenses were $4.8 million for the quarter ended June 30, 2006, 8.6% less than other selling, general and administrative expenses of $5.2 million for the quarter ended June 30, 2005. The expenses for the quarter ended June 30, 2006, were reduced by approximately $600,000 in favorable legal settlement activity. The expenses for the quarter ended June 30, 2005 were reduced by a $2.1 million payment that we received as a result of settling the Cellegy litigation matter in April of 2005 (See Note 7 to the consolidated financial statements for further details). Another component of other selling, general and administrative expenses in the second quarter of 2005 was the allowance for credit losses of $750,000 established for the TMX loans. (See Note 5 to the consolidated financial statements for further details). The remaining decrease was due to a reduction in facility and depreciation costs of approximately $600,000, reversals of bad debt expense of approximately $250,000, and a reduction in office operations costs of $400,000, which consist primarily of IT support and maintenance costs, business insurance, and other miscellaneous office expenses.

Other selling, general and administrative expenses attributable to the sales services segment for the quarter ended June 30, 2006 was $3.9 million which was 8.1% of revenue, compared to other selling, general and administrative expenses for the comparable prior year period of $5.5 million, or 8.3% of revenue. This decrease is primarily due to a decrease in allocated overhead costs such as facilities costs and outsourced services.

Other selling, general and administrative expenses attributable to the marketing services segment for the quarter ended June 30, 2006 were approximately $1.1 million as compared to $1.7 million for the comparable prior year period; this decrease can be attributed to reduced facility expense at the MR&C and VIM business units.

Included in other selling, general and administrative expenses for the PPG segment for the three months ended June 30, 2006 were settlement payments from Cellegy of $375,000 offset by litigation costs surrounding the Cellegy litigation matter totaling $159,000. For the quarter ended June 30, 2005, other selling, general and administrative expenses included the $2.1 million legal settlement payment we received that pertained to the Cellegy litigation matter.

Asset impairment

Due to the migration of our sales force automation software to the Dendrite system in 2005, we made a determination during the second quarter of 2005 that our Siebel sales force automation software was impaired and a write-down of the asset was necessary. The amount of the write-down was approximately $2.8 million and was included in operating expense in the sales services segment.

Operating income (loss)

Operating income for the quarter ended June 30, 2006 was approximately $37,000 compared to an operating loss of approximately $179,000 in the comparable prior year period.

There was an operating loss of $593,000 for the quarter ended June 30, 2006 for the sales services segment, $1.9 million less than the operating loss of $2.5 million for that segment in the comparable prior year period. The operating loss for the second quarter of 2006 can be attributed to the reduced size of the sales force in 2006; start-up costs of approximately $1.2 million associated with a new contract awarded in May 2006; and $1.4 million in revenue that was not recognized due to uncertainty around a client’s ability to pay for the services that were provided. In 2005, the loss is attributable to the $2.8 million asset impairment charge mentioned above.

Operating income for the marketing services segment was $414,000 for the quarter ended June 30, 2006 compared to operating income of $228,000 in that segment for the comparable prior year period. As a percentage of revenue, operating income for the marketing services segment was 5.8% for the quarter ended June 30, 2006 as compared to 2.4% for the quarter ended June 30, 2005.

The PPG segment had operating income for the quarter ended June 30, 2006 of $216,000 compared to operating income of $2.1 million in the comparable prior year period. The operating income for both periods is attributable to settlement amounts received from Cellegy, net of related legal expenses.

Gain on investment

In the second quarter of 2005, we sold our ownership interest in In2Focus Sales Development Services Limited, (In2Focus) for approximately $4.4 million. (See Note 5 to the consolidated financial statements for more details on the transaction).

PDI, INC.

Interest income, net

Interest income, net, for the quarters ended June 30, 2006 and 2005 was $1.2 million and $681,000, respectively. The increase in interest income was primarily due to higher interest rates, which increased over the comparable prior year period.

Income tax expense

The federal and state corporate income tax expense was approximately $546,000 for the quarter ended June 30, 2006, compared to income tax expense of $505,000 for the quarter ended June 30, 2005. The effective tax rate for the quarter ended June 30, 2006 was 43.6%, compared to an effective tax rate of 10.2% for the quarter ended June 30, 2005. The increase in the effective tax rate for the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005 is primarily attributable to the release of a $1.7 million valuation allowance on capital loss utilized in the second quarter of 2005 as a result of the In2Focus sale. In addition, the Company recorded a one-time benefit for a $585,000 state tax refund received in the second quarter of 2005, which further reduced the effective tax rate for the three month period ended June 30, 2005.

Income from continuing operations

Income from continuing operations for the quarters ended June 30, 2006 and 2005 was approximately $707,000 and $4.4 million, respectively.

Discontinued operations

Revenue from discontinued operations for the quarters ended June 30, 2006 and 2005 was approximately $208,000 and $3.6 million, respectively. Income from discontinued operations before income tax for the quarters ended June 30, 2006 and 2005 was approximately $235,000 and $183,000, respectively. Income from discontinued operations, net of tax, for the quarters ended June 30, 2006 and 2005 was approximately $188,000 and $72,000, respectively.

Net Income
Net income for the quarters ended June 30, 2006 and 2005 was $895,000 and $4.5 million, respectively.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue

Revenue for the six months ended June 30, 2006 was $132.1 million, 14.2% less than revenue of $154.0 million for the six months ended June 30, 2005.

Revenue from the sales services segment for the six months ended June 30, 2006 was $114.1 million, 15.6% less than revenue of $135.2 million from that segment for the comparable prior year period. This decrease is attributable to the decreased size of the Performance Teams sales force in the first six months of 2006 as compared to the comparable prior year period.

Revenue for the marketing services segment was $18.0 million for the six months ended June 30, 2006, 4.5% less than the $18.8 million in the comparable prior year period. This decrease can be attributed to decreases in revenue at both the MR&C and VIM business units of $3.2 million due to fewer projects at the two units, partially offset by a $2.4 million increase in revenue at Pharmakon.

Cost of goods and services

Cost of goods and services for the six months ended June 30, 2006 was $101.4 million, 18.3% less than cost of goods and services of $124.1 million for the six months ended June 30, 2005. As a percentage of total net revenue, cost of goods and services decreased to 76.8% for the six months ended June 30, 2006 from 80.6% in the comparable prior year period. This improvement in gross profit percentage is attributable to a higher amount of incentive revenue earned in 2006 as compared to the six months ended June 30, 2005.

Program expenses associated with the sales services segment for the six months ended June 30, 2006 were $91.7 million, 18.6% less than program expenses of $112.7 million for the prior year period. As a percentage of sales services segment revenue, program expenses for the six months ended June 30, 2006 and 2005 were 80.4% and 83.4%, respectively.

Cost of goods and services associated with the marketing services segment were $9.7 million, a $1.7 million decrease over the comparable prior year period. This decrease is attributable to fewer projects at both the MR&C and VIM business units. As a percentage of revenue, cost of goods and services decreased to 54.1% from 60.6% in the comparable prior year period. This was due to improved margins at both VIM and Pharmakon.

PDI, INC.

Compensation expense

Compensation expense for the six months ended June 30, 2006 was $13.6 million, 1.9% less than $13.9 million for the comparable prior year period. This decrease was primarily due to reduced amounts in support services headcount, partially offset by increases in incentive compensation being accrued in 2006. In 2005, we effected those certain headcount reductions in an attempt to reduce our fixed overhead.

Compensation expense for the six months ended June 30, 2006 attributable to the sales services segment was $9.5 million compared to $9.8 million for the six months ended June 30, 2005; as a percentage of revenue it increased to 8.4% for the six month period ended June 30, 2006 from 7.2% in the comparable prior year period. Compensation expense increased as a percentage of revenue, due to the decline in revenue on a year-over-year basis.

Compensation expense for the six months ended June 30, 2006 and 2005 attributable to the marketing services segment was $4.1 million for both periods. As a percentage of revenue, compensation expense increased to 22.8% from 21.8% in the comparable prior year period.

Other selling, general and administrative expenses

Total other selling, general and administrative expenses were $9.5 million for the six months ended June 30, 2006, 33.5% less than other selling, general and administrative expenses of $14.3 million for the comparable prior year period. The decrease was primarily attributable to a decrease in legal costs, net of settlements, of approximately $750,000; facility and depreciation costs of $1.2 million; a reduction in office operations costs of approximately $1.0 million; bad debt expense was $1.3 million less than the prior year period; and reduced costs associated with IT outsourcing and consulting. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 7.2% for the six months ended June 30, 2006 from 9.3% in the comparable prior year period.

Other selling, general and administrative expenses attributable to the sales services segment for the six months ended June 30, 2006 was $7.6 million, which was 6.7% of revenue, compared to other selling, general and administrative expenses of $11.1 million, or 8.2% of revenue in the comparable prior year period. This decrease is primarily due to a decrease in allocated overhead costs mentioned above.

Other selling, general and administrative expenses attributable to the marketing services segment for the six month period ended June 30, 2006 was approximately $2.2 million compared to $3.0 million for the comparable prior year period; this decrease can be attributed to reduced facility expense at the MR&C and VIM business units.

Included in other selling, general and administrative expenses for the PPG segment for the six months ended June 30, 2006 and 2005 were settlement payments received and related litigation expenses associated with the Cellegy litigation which result in income of $299,000 and expense of $247,000, respectively.

Asset impairment

Due to the migration of our sales force automation software to the Dendrite system in 2005, we made a determination during the second quarter of 2005 that our Siebel sales force automation software was impaired and a write-down of the asset was necessary. The amount of the write-down was approximately $2.8 million and was included in operating expense in the sales services segment.

Operating income (loss)

There was operating income for the six months ended June 30, 2006 of approximately $7.5 million compared to an operating loss of $1.1 million in the comparable prior year period. The factors for the large increase are discussed in the following paragraphs.

There was operating income for the six months ended June 30, 2006 for the sales services segment of approximately $5.3 million, $6.5 million more than the operating loss of $1.2 million for that segment in the comparable prior year period. This increase is attributable to higher gross profit margins within this segment and a reduction in operating expenses. The six months ended June 30, 2005 included the $2.8 million asset impairment charge.

Operating income for the marketing services segment was $2.0 million for the six months ended June 30, 2006 compared to operating income of $329,000 in that segment for the comparable prior year period. The increase is attributable to increased operating income from both Pharmakon and VIM. As a percentage of revenue, operating income for the marketing services segment increased to 10.9% for the six months ended June 30, 2006 as compared to 1.7% for the quarter ended June 30, 2005.

The PPG segment had operating income for the six months ended June 30, 2006 of $299,000 and an operating loss of $247,000 for the six months ended June 30, 2005. For both periods, the operating results pertained to the net of Cellegy settlement payments received and Cellegy litigation expenses incurred.

PDI, INC.

Gain on investment

In the second quarter of 2005, we sold our ownership interest in In2Focus for approximately $4.4 million. (See Note 5 to the consolidated financial statements for more details on the transaction).

Interest income, net

Interest income, net, for the six months ended June 30, 2006 and 2005 was $2.2 million and $1.4 million, respectively. The increase in interest income was primarily due to higher interest rates, which increased over the comparable prior year period.

Income tax expense

The federal and state corporate income tax expense was approximately $3.6 million for the six months ended June 30, 2006, compared to income tax expense of $396,000 for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 was 37.0%, compared to an effective tax rate of 8.4% for the six months ended June 30, 2005. The increase in the effective tax rate for the six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005 is primarily attributable to the release of a $1.7 million valuation allowance on capital loss utilized in the second quarter of 2005 as a result of the In2Focus sale. In addition, the Company recorded a one-time benefit for a $585,000 state tax refund received in the second quarter of 2005, which further reduced the effective tax rate for the six month period ended June 30, 2005.

Income from continuing operations

Income from continuing operations for the six months ended June 30, 2006 was approximately $6.1 million, compared to income from continuing operations of approximately $4.3 million for the six months ended June 30, 2005.

Discontinued operations

Revenue from discontinued operations for the six months ended June 30, 2006 and 2005 was approximately $1.9 million and $7.6 million, respectively. Income from discontinued operations before income tax for the six months ended June 30, 2006 and 2005 was approximately $608,000 and $333,000, respectively. Income from discontinued operations, net of tax, for the six months ended June 30, 2006 and 2005 was approximately $387,000 and $158,000, respectively.

Net Income

Net income for the six months ended June 30, 2006 and 2005 was $6.5 million and $4.5 million, respectively.

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents and short-term investments of approximately $107.2 million and working capital of $94.7 million, compared to cash and cash equivalents and short-term investments of approximately $97.6 million and working capital of approximately $86.4 million at December 31, 2005.

For the six months ended June 30, 2006, net cash provided by operating activities was $11.3 million, compared to $2.6 million net cash provided by operating activities for the six months ended June 30, 2005. The net changes in the “Other changes in assets and liabilities” section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period. Non-cash net charges include $2.9 million in depreciation and amortization and $593,000 in stock compensation expense for the six months ended June 30, 2006. As of June 30, 2006, we had $4.3 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of June 30, 2006, we had $16.2 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the six months ended June 30, 2006, net cash used in investing activities was $45.9 million as compared to $18.1 million provided by investing activities for the comparable prior year period. We purchased approximately $45.2 million of short-term investments in 2006 as part of our laddered portfolio of investment grade debt instruments, with a weighted average maturity of 5.9 months. Our portfolio is comprised of U.S. Treasury and U.S. Federal Government agencies’ bonds, municipal bonds, and commercial paper. We are focused on preserving capital, maintaining liquidity, and maximizing returns in accordance with our investment criteria. We incurred approximately $905,000 of capital expenditures primarily for computer equipment during the six months ended June 30, 2006. Capital expenditures for the six months ended June 30, 2005 were $4.1 million primarily associated with the relocation of our offices within the Marketing Services group. For both periods, all capital expenditures were funded out of available cash.

PDI, INC.

On August 31, 2004, we acquired substantially all of the assets of Pharmakon, LLC. In the second quarter of 2006, the remaining $500,000 that was being held in a related escrow account was paid to the members of Pharmakon, LLC. The escrow amount had been recorded in other current assets on our balance sheet. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC received approximately $1.4 million in additional payments on April 1, 2005 based on Pharmakon’s attainment of the profit target for the year ended December 31, 2004. Additionally, the members of Pharmakon, LLC can still earn up to an additional $3.3 million in cash based upon achievement of certain annual profit targets through December 2006.

For the six months ended June 30, 2006, net cash provided by financing activities was approximately $87,000, which was the proceeds received from the exercise of stock options. For the six months ended June 30, 2005, cash used in financing activities was $5.0 million. This consisted of $6.2 million used to repurchase shares of our common stock, partially offset by $1.2 million in proceeds received from the exercise of stock options and from shares issued through our employee stock purchase plan.

On April 27, 2005, our Board of Directors authorized us to repurchase up to one million shares of our common stock. On July 6, 2005, we announced that our Board of Directors had authorized the repurchase of an additional one million shares. At our discretion, we may continue to repurchase shares on the open market or in privately negotiated transactions, or both, depending on cash flow expectations and other uses of cash. Some or all of the repurchases will be made pursuant to a Company 10(b)5-1 Plan. All purchases will be made from our available cash. There were no repurchases of shares during the six months ended June 30, 2006. During the six months ended June 30, 2005 we repurchased approximately 580,000 shares and made cash payments of approximately $6.2 million.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the six months ended June 30, 2006, we had two major clients that accounted for approximately 31.8% and 26.4%, respectively, or a total of 58.2% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations. For example, on April 30, 2006, AstraZeneca terminated its contract sales force arrangement with us, as previously announced on February 28, 2006. The size of the AstraZeneca sales force was approximately 800 representatives. The revenue impact of this termination is expected to be between $60 and $65 million in 2006. Unless and until we generate sufficient new business to offset the loss of the AstraZeneca sales force, which accounted for $42.7 million in revenue for the six months ended June 30, 2006, the current results will not be duplicated in upcoming quarters.

In the fourth quarter of 2005, we accrued facility realignment expenses of approximately $2.4 million that related to excess leased office space we have at both our Saddle River, NJ and Dresher, PA offices. In the second quarter of 2006, we accrued an additional $285,000 for the excess leased space at both locations. The expense is reported in other selling, general and administrative expenses in the reporting segment that it resides in and the accrual balance is reported in other accrued expenses on the balance sheet. The excess leased office space amounted to approximately 7,300 square feet in Saddle River and approximately 11,600 square feet in Dresher. We are expecting to sub-lease both of these spaces in the first half of 2007. A rollforward of the activity for the facility realignment plan is as follows:

	Sales	Marketing
	Services	Services	Total
Balance as of December 31, 2005	$1,038	$1,297	$2,335
Accretion	9	16	25
Payments	(173)	(229)	(402)
Adjustments	209	76	285
Balance as of June 30, 2006	$1,083	$1,160	$2,243

We have federal income tax receivables of approximately $5.0 million on our balance sheet as of June 30, 2006 as a result of federal net operating losses which will be carried back to December 31, 2003. We expect to receive this refund in the fourth quarter of 2006. We expect to receive state refunds totaling approximately $400,000 in the fourth quarters of 2006 and 2007.

Due to the relative small size of the MD&D business unit and the near completion of the closing-out process, the discontinuing of that unit is not expected to have a material adverse effect on our business, financial condition and results of operations in future periods.

PDI, INC.

We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in the market values of some of our investments (Investment Risk) and the effect of interest rate changes (Interest Rate Risk). Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes, we have no long term debt and we have no interest bearing short term debt. At June 30, 2006 and December 31, 2005, we did not hold any derivative financial instruments.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our cash and cash equivalents and short term investments at June 30, 2006 were composed of the instruments described in the preceding paragraph. If interest rates were to increase or decrease by one percent, the change in the fair value of our investments would not be material primarily due to the quality of the investments and the near term maturity.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation as of June 30, 2006 was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

No change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In February 2003, we filed a motion to dismiss the Second Consolidated and Amended Complaint. On or about August 22, 2005, the Court dismissed the Second Consolidated and Amended Complaint without prejudice to plaintiffs.

On October 21, 2005, Lead Plaintiffs filed a third consolidated and amended complaint (Third Consolidated and Amended Complaint). Like its predecessor, the Third Consolidated and Amended Complaint names us, our former chief executive officer and our former chief financial officer as defendants; purports to state claims against us on behalf of all persons who purchased our common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Third Consolidated and Amended Complaint is that we intentionally or recklessly made false or misleading public statements and omissions concerning our prospects with respect to our marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline (GSK), our marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as our marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly and Company.

On December 21, 2005, we filed a motion to dismiss the Third Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. That motion is currently pending. We believe that the allegations in this purported securities class action are without merit and we intend to defend the action vigorously.

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings. As of June 30, 2006, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. We did not incur any costs or expenses relating to these matters during 2004, 2005 or the first six months of 2006.

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

PDI, INC.

In addition to the initial $2,000,000 received on April 11, 2005, Cellegy has paid $200,000 in 2005 and $458,500 through June 30, 2006 towards its obligation to us. These payments were recorded as a credit to litigation expense in the periods in which they were received. As June 30, 2006, the remaining balance of $2,341,500 for the promissory note and the $3,500,000 nonnegotiable convertible senior note are recorded in other current assets and other assets, respectively, with full allowances.

On December 1, 2005, we commenced a breach of contract action against Cellegy in the U.S. District Court for the Southern District of New York (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., 05 Civ. 10137 (PKL)). We alleged that Cellegy breached the terms of the Security Agreement and Secured Promissory Note we received in connection with the settlement. We further alleged that to secure its debt to us, Cellegy granted us a security interest in certain "Pledged Collateral," which is broadly defined in the Security Agreement to include, among other things, 50% of licensing fees, royalties or "other payments in the nature thereof" received by Cellegy in connection with then-existing or future agreements for Cellegy's drugs Rectogesic® and Tostrex® outside of the United States, Mexico, and Canada. Upon receipt of such payments, Cellegy agreed to make prompt payment to us. We alleged that we were owed 50% of a $2,000,000 payment received by Cellegy in connection with the renegotiation of its license and distribution agreement for Rectogesic® in Europe, and that Cellegy's failure to pay us constituted an event of default under the Security Agreement and the related Nonnegotiable Convertible Senior Note. For Cellegy's breach of contract, we sought damages in the total amount of $6,400,000 plus default interest from Cellegy.

On December 27, 2005, Cellegy filed an answer to our complaint, denying the allegations contained therein, and asserting affirmative defenses. Discovery subsequently commenced and pursuant to a scheduling order entered by the court, was to be completed by November 21, 2006. On June 22, 2006, the parties appeared before the court for a status conference and agreed to a dismissal of the lawsuit without prejudice because, among other reasons, discovery would not be complete before October 11, 2006, the maturity date of the Secured Promissory Note, at which time Cellegy owes us the entire unpaid principal balance and interest on the Second Promissory Note. On July 13, 2006, the court dismissed the lawsuit without prejudice. On July 13, 2006, the court dismissed the December 1, 2005 breach of contract lawsuit without prejudice. This has no effect on the original settlement.

California Class Action Litigation

On September 26, 2005, we were served with a complaint in a purported class action lawsuit that was commenced against us in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, we accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, we filed an answer generally denying the allegations set forth in the complaint. In December 2005, we reached a tentative settlement of this action, subject to court approval and as a result, we reduced the accrual relating to asserted and unasserted claims relating to this matter to $600,000 during the quarter ended December 31, 2005. The current balance of the accrual is $247,000. However, there can be no assurance that the court will approve our tentative settlement, that the reserve will be adequate to cover potential liability, or that the ultimate outcome of this action will not have a material adverse effect on our business, financial condition or results of operations

Other Legal Proceedings

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

Item 1A. Risk Factors

There are a number of factors that might cause our actual results to differ significantly from the results reflected by the forward looking statements contained herein. In addition to the factors generally affecting the economic and competitive conditions in our markets, additional risk factors that could have a material adverse impact on our business, financial condition or results of operations are set contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. Investors should consider these factors before investing in our common stock.

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, except that the following risk factor has been updated to reflect developments subsequent to the filing of that report.

PDI, INC.

Our business will suffer if we are unable to hire and retain key management personnel.

The success of our business also depends on our ability to attract and retain qualified senior management and experienced financial executives who are in high demand and who often have competitive employment options. Our failure to attract and retain qualified individuals could have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On June 6, 2006, we held our 2006 Annual Meeting of Stockholders. At the meeting Michael Marquard, John Pietruski, and Frank Ryan were elected as Class II Directors for three-year terms with 11,896,065, 11,869,010 and 11,778,020 votes, respectively, cast in favor of their election. As a result, in addition to three Class II Directors that were elected at the meeting, our Board of Directors is currently comprised of John P. Dugan (Chairperson), Dr. Joseph T. Curti and Stephen Sullivan (Class I directors whose term expires in 2007), and John Federspiel, Jack Stover and Jan Martens Vecsi (Class III directors whose term expires in 2008). In addition, the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2006 was ratified with 11,968,491 votes in favor, 7,481 votes against and zero votes withheld.

Item 6. Exhibits

New exhibits, listed as follows, are attached:

Exhibit No.	Description
10.19*	Employment Separation Agreement between the Company and Michael J. Marquard dated May 11, 2006, filed herewith.

10.20*	Employment Separation Agreement between the Company and Jeffrey E. Smith dated May 15, 2006, filed herewith.

10.21*	Agreement and General Release between the Company and Larry Ellberger dated July 31, 2006, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes compensatory plan, compensation arrangement or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2006	PDI, INC.
(Registrant)

/s/ Michael J. Marquard
Michael J. Marquard
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer