Form 10-Q
period 2006-09-30
PDI INC
filed 2006-11-09
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 6, 2006
Common stock, $0.01 par value	14,078,970

	PDI, INC.
	Form 10-Q for Period Ended September 30, 2006
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2006 and 2005 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	28

Item 6.	Exhibits	30

Signatures		31

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,976	$90,827
Short-term investments	72,452	6,807
Accounts receivable, net of allowance for doubtful accounts of
$937 and $778, respectively	21,648	27,148
Unbilled costs and accrued profits on contracts in progress, net of
allowance for unbilled receivable of $581 and $0, respectively	3,728	5,974
Income tax receivable	5,444	6,292
Other current assets	11,028	14,078
Total current assets	153,276	151,126
Property and equipment, net	13,809	16,053
Goodwill	13,612	13,112
Other intangible assets, net	16,271	17,305
Other long-term assets	3,461	2,710
Total assets	$200,429	$200,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,878	$5,693
Income taxes payable	7,740	6,805
Unearned contract revenue	15,514	12,598
Accrued incentives	10,840	12,179
Accrued payroll and related benefits	3,319	3,709
Other accrued expenses	16,018	23,712
Total current liabilities	56,309	64,696

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,096,976 and 14,947,771 shares issued, respectively;
14,078,970 and 13,929,765 shares outstanding, respectively	151	149
Additional paid-in capital	118,950	118,325
Retained earnings	38,162	31,183
Accumulated other comprehensive income	71	71
Unamortized compensation costs	-	(904)
Treasury stock, at cost (1,018,006 shares)	(13,214)	(13,214)
Total stockholders' equity	144,120	135,610
Total liabilities & stockholders' equity	$200,429	$200,306

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue, net	$51,317	$72,854	$183,412	$226,866
Cost of services	38,914	62,813	140,347	186,924
Gross profit	12,403	10,041	43,065	39,942

Compensation expense	7,589	8,715	21,216	22,607
Other selling, general and administrative expenses	5,977	6,034	15,854	19,974
Asset impairment	-	-	-	2,833
Legal and related costs	(552)	3,625	(936)	3,965
Total operating expenses	13,014	18,374	36,134	49,379
Operating (loss) income	(611)	(8,333)	6,931	(9,437)

Gain on investments	-	-	-	4,444
Interest income, net	1,304	783	3,495	2,133
Income (loss) from continuing operations
before income taxes	693	(7,550)	10,426	(2,860)
Income tax expense (benefit)	284	(3,272)	3,888	(2,876)

Income (loss) from continuing operations	409	(4,278)	6,538	16

Income from discontinued operations, net of tax	54	94	441	252

Net income (loss)	$463	$(4,184)	$6,979	$268

Income (loss) per share of common stock:
Basic:
Continuing operations	$0.03	$(0.31)	$0.47	$0.00
Discontinued operations	0.00	0.01	0.03	0.02
	$0.03	$(0.30)	$0.50	$0.02
Assuming dilution:
Continuing operations	$0.03	$(0.31)	$0.47	$0.00
Discontinued operations	0.00	0.01	0.03	0.02
	$0.03	$(0.30)	$0.50	$0.02
Weighted average number of common shares and
common share equivalents outstanding:
Basic	13,871	13,867	13,851	14,379
Assuming dilution	13,987	13,867	13,968	14,505

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net income from operations	$6,979	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,282	4,256
Deferred income taxes, net	3,274	5,622
Provision for bad debt	(940)	971
Stock compensation costs	1,236	1,114
Loss on disposal of assets	-	266
Asset impairment	-	2,833
Gain on sale of investment	-	(4,444)
Other	22	-
Other changes in assets and liabilities:
Decrease in accounts receivable	6,240	368
Decrease (increase) in unbilled costs	2,246	(5,631)
Decrease (increase) in income tax receivable	800	(8,031)
(Increase) decrease in other current assets	(159)	1,347
Decrease in other long-term assets	185	113
Decrease in accounts payable	(2,815)	(1,541)
Increase (decrease) in income taxes payable	936	(829)
Increase in unearned contract revenue	2,916	6,220
Decrease in accrued incentives	(1,339)	(4,961)
Decrease in accrued payroll and related benefits	(390)	(24)
(Decrease) increase in accrued liabilities	(7,664)	4,043
Net cash provided by operating activities	15,809	1,960

Cash Flows From Investing Activities
(Purchases) sales of short-term investments, net	(66,767)	24,279
Repayments from Xylos	200	-
Purchase of property and equipment	(1,180)	(4,415)
Cash paid for acquisition, including acquisition costs	-	(1,936)
Proceeds from sale of assets	-	4,504
Net cash (used in) provided by investing activities	(67,747)	22,432

Cash Flows From Financing Activities
Net proceeds from exercise of stock options	87	1,242
Cash paid for repurchase of shares	-	(12,863)
Net cash provided by (used in) financing activities	87	(11,621)

Net (decrease) increase in cash and cash equivalents	(51,851)	12,771
Cash and cash equivalents - beginning	90,827	81,000
Cash and cash equivalents - ending	$38,976	$93,771

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (we, us, the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the SEC). The unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements. During the second quarter of 2006, the Company discontinued its Medical Device and Diagnostic (MD&D) business. The MD&D business was part of the Company’s sales services reporting segment. The MD&D business is accounted for as a discontinued operation under GAAP and, therefore, the MD&D business’ results of operations have been removed from the Company’s results of continuing operations for all periods presented. See Note 12, Discontinued Operations. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain prior period amounts have been reclassified to conform to the current presentation with no effect on financial position, net income or cash flows.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, incentives earned or penalties incurred on contracts, accrued incentives payable to employees, receivable valuations, impairment of goodwill, valuation allowances related to deferred income taxes, restructuring costs, insurance loss accruals, fair value of assets, sales returns and litigation accruals. Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews these matters and reflects changes in estimates as appropriate. Actual results could materially differ from those estimates.

Basic and Diluted Net Income per Share

Basic and diluted net income per share is calculated based on the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic weighted average number of	13,871	13,867	13,851	14,379
of common shares
Dilutive effect of stock options, SARs,
and restricted stock	116	-	117	126
Diluted weighted average number
of common shares	13,987	13,867	13,968	14,505

Outstanding options to purchase 742,404 and 892,717 shares of common stock at September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Additionally, there were 79,856 and 82,065 stock-settled stock appreciation rights (SARs) outstanding at September 30, 2006 and 2005, respectively, that were not included in the computation of earnings per share because the exercise prices of the SARs were greater than the average market price of the common shares.

New Accounting Pronouncements - Standards Implemented

Effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Financial Accounting Standards Board SFAS No. 123 - revised 2004 (SFAS 123R), “Share-Based Payment” which

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

replaced SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Under the fair value recognition provision of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company adopted the modified prospective method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants after the effective date and to grants that were outstanding as of the effective date and are subsequently modified. Compensation for grants that were not fully vested as of the effective date will be recognized over the remaining service period using the fair value determined in accordance with SFAS 123, which was the basis for the previous pro-forma disclosures in accordance with SFAS 123. The Company has adopted the use of the straight-line attribution method over the requisite service period for the entire award. Results of prior periods do not reflect any restated amounts, and the Company had no cumulative effect adjustment upon adoption of SFAS 123R under the modified prospective method. The adoption of SFAS 123R did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 9 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

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

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is to be applied when other standards require or permit the use of fair value measurement of an asset or liability. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on its financial statements.

3.	INVESTMENTS IN MARKETABLE SECURITIES:

Available-for-sale securities are carried at fair value and consist of assets held by the Company in a Rabbi Trust associated with its deferred compensation plan. At September 30, 2006 and December 31, 2005, the carrying value of available-for-sale securities was approximately $765,000 and $1.9 million, respectively, including approximately $213,000 and $1.1 million respectively, in money market accounts, and approximately $552,000 and $811,000, respectively, in mutual funds. At September 30, 2006 and December 31, 2005, included in accumulated other comprehensive income were gross unrealized gains of approximately $119,000 and $98,000, respectively, and gross unrealized losses of approximately $4,000 and $28,000, respectively. The Company’s other marketable securities consist of a laddered portfolio of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper. These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost and have a weighted average maturity of 7.3 months. Portions of these held-to-maturity securities are maintained in separate accounts to support the Company’s standby letters of credit. The Company has standby letters of credit of approximately $9.6 million and $10.5 million at September 30, 2006 and December 31, 2005, respectively, as collateral for its existing insurance policies and its

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

facility leases. At September 30, 2006 and December 31, 2005, held-to-maturity securities were included in short-term investments (approximately $71.7 million and $4.9 million, respectively), other current assets (approximately $7.1 million and $7.8 million, respectively) and other long-term assets (approximately $2.5 million and $2.7 million, respectively). At September 30, 2006 and December 31, 2005, held-to-maturity securities included:

	September 30,	December 31,
	2006	2005
Cash/money accounts	$896	$1,953
Certificate of deposit	2,193	2,131
Commercial paper	2,915	-
Municipal securities	57,770	2,620
US Treasury obligations	1,498	987
Government agency obligations	14,373	7,742
Other securities	1,629	-
Total	$81,274	$15,433

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

As of September 30, 2006, goodwill is attributable to the acquisition of Pharmakon and is reported in the marketing services operating segment. The Company increased goodwill by $500,000 for the nine months ended September 30, 2006 associated with the final escrow payment made to the members of Pharmakon, LLC, pursuant to the Pharmakon acquisition agreement.

All intangible assets recorded as of September 30, 2006 are attributable to the acquisition of Pharmakon and are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years. As of March 31, 2006, the intangible assets associated with the acquisition of InServe Support Solutions were fully amortized.

	As of September 30, 2006			As of December 31, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Covenant not to compete	$140	$58	$82	$1,634	$1,491	$143
Customer relationships	16,300	2,264	14,036	17,371	2,491	14,880
Corporate tradename	2,500	347	2,153	2,652	370	2,282
Total	$18,940	$2,669	$16,271	$21,657	$4,352	$17,305

Amortization expense from continuing operations for the three months ended September 30, 2006 and 2005 was $320,000. Amortization expense from continuing operations for the nine months ended September 30, 2006 and 2005 was $961,000. Estimated amortization expense for the current year and the next four years is as follows:

2006	2007	2008	2009	2010
$ 1,281	$ 1,281	$ 1,281	$ 1,272	$ 1,253

5.	OTHER ASSETS:

In October 2002, the Company acquired $1.0 million of preferred stock of Xylos Corporation (Xylos). In addition, the Company provided Xylos with short-term loans totaling $500,000 in the first half of 2004. The Company determined its $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004. The Company wrote its $1.0 million investment down to zero and established an allowance for credit losses against the $500,000 short-term loan. Xylos made loan payments of $50,000 in each of the second and third quarters of 2005, loan payments of $75,000 in each of the first and second quarters of 2006, and a loan payment of $50,000 in the third quarter of 2006. These payments were recorded as credits to bad debt expense in the periods in which they were received.

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which were due to be repaid on November 26, 2005. During 2006 and 2005, TMX provided services to PDI valued at $218,000 and $245,000 respectively. The receipt of these services was used as payment towards the loan and the balance of the loan receivable at September 30, 2006 is $537,000. In 2005, due to TMX’s continued losses and uncertainty regarding its future prospects, the Company established an allowance for credit

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

losses against the TMX loans. The receipt of services in lieu of cash payment was recorded as a credit to bad debt expense in 2006 and credit to loan receivable in 2005.

In June 2005, the Company sold its approximately 12% ownership share in In2Focus Sales Development Services Limited, (In2Focus), a United Kingdom contract sales company. The Company’s original investment of $1.9 million had been written down to zero in the fourth quarter of 2001. The Company received approximately $4.4 million, net of deal costs, which is included in gain on investments in 2005.

6.	FACILITIES REALIGNMENT:

In the fourth quarter of 2005, the Company accrued facility realignment expenses of approximately $2.4 million that related to excess leased office space it had at both its Saddle River, NJ and Dresher, PA offices. In the second quarter of 2006, the Company accrued an additional $285,000 for the excess leased space at these locations. The expense is reported in other selling, general and administrative expenses within the reporting segment that it resides in and the accrual balance is reported in other accrued expenses on the balance sheet. The Company expects to sub-lease both of these spaces. A rollforward of the activity for the facility realignment plan is as follows:

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2005	$1,038	$1,297	$2,335
Accretion	15	23	38
Payments	(236)	(308)	(544)
Adjustments	208	77	285
Balance as of September 30, 2006	$1,025	$1,089	$2,114

7.	COMMITMENTS AND CONTINGENCIES:

Due to the nature of the business in which the Company is engaged, such as product detailing and in the past, the distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its product detailing agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it was required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

Securities Litigation

In January and February 2002, the Company, its former chief executive officer and its former chief financial officer were served with three complaints that were filed in the U.S. District Court for the District of New Jersey (the Court) alleging violations of the Securities Exchange Act of 1934 (the Exchange Act). These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs’ counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint (Second Consolidated and Amended Complaint), which superseded their earlier complaints. In February 2003, the Company filed a motion to dismiss the Second Consolidated and Amended Complaint. On or about August 22, 2005, the Court dismissed the Second Consolidated and Amended Complaint without prejudice to plaintiffs. On October 21, 2005, Lead Plaintiffs filed a third consolidated and amended complaint (Third Consolidated and Amended Complaint). Like its predecessor, the Third Consolidated and Amended Complaint names the Company, its former chief executive officer and its former chief financial officer as defendants; purports to state claims against the Company on behalf of all persons who purchased its common stock between May 22, 2001 and August 12, 2002; and seeks money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Third Consolidated and Amended Complaint is that the

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Company intentionally or recklessly made false or misleading public statements and omissions concerning its prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline (GSK), its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis, as well as its marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly and Company. On December 21, 2005, the Company filed a motion to dismiss the Third Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. On November 2, 2006, the Court issued an Opinion and Order dismissing with prejudice all claims asserted in the Third Consolidated and Amended Complaint against all defendants and denied Lead Plaintiffs’ request to amend the complaint.

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings. As of September 30, 2006, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. The Company did not incur any costs or expenses relating to these matters during 2004, 2005, or the first nine months of 2006.

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

In addition to the initial $2,000,000 received on April 11, 2005, Cellegy had paid $200,000 in 2005 and $458,500 through June 30, 2006 towards the outstanding principal balance of the Secured Promissory Note. These payments were recorded as a credit to litigation expense in the periods in which they were received.

On December 1, 2005, the Company commenced a breach of contract action against Cellegy in the U.S. District Court for the Southern District of New York (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., 05 Civ. 10137 (PKL)). The Company alleged that Cellegy breached the terms of the Security Agreement and Secured Promissory Note that it received in connection with the settlement. The Company further alleged that to secure its debt to the Company, Cellegy granted the Company a security interest in certain "Pledged Collateral," which is broadly defined in the Security Agreement to include, among other things, 50% of licensing fees, royalties or "other payments in the nature thereof" received by Cellegy in connection with then-existing or future agreements for Cellegy's drugs Rectogesic® and Tostrex® outside of the U.S., Mexico, and Canada. Upon receipt of such payments, Cellegy agreed to make prompt payment to the Company. The Company alleged that it was owed 50% of a $2,000,000 payment received by Cellegy in connection with the renegotiation of its license and distribution agreement for Rectogesic® in Europe, and that Cellegy's failure to pay the Company constituted an event of default under the Security Agreement and the Secured Promissory Note. For Cellegy's breach of contract, the Company sought damages in the total amount of $6,400,000 plus default interest from Cellegy.

On December 27, 2005, Cellegy filed an answer to the Company’s complaint, denying the allegations contained therein, and asserting affirmative defenses. Discovery subsequently commenced and pursuant to a scheduling order entered by the court, was to be completed by November 21, 2006. On June 22, 2006, the parties appeared before the court for a status conference

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

and agreed to a dismissal of the lawsuit without prejudice because, among other reasons, discovery would not be complete before October 11, 2006, the maturity date of the Secured Promissory Note, at which time Cellegy would owe the Company the entire unpaid principal balance and interest on the Secured Promissory Note. On July 13, 2006, the court dismissed the December 1, 2005 breach of contract lawsuit without prejudice. This had no effect on the original settlement.

On September 27, 2006, Cellegy announced that it had entered into an asset purchase agreement, dated as of September 26, 2006, to sell its intellectual property rights and other assets relating to certain of its products and product candidates to Strakan International Limited (the Sale). Pursuant to a letter agreement (the Agreement) between Cellegy and the Company, Cellegy has agreed to pay the Company $3.0 million (the Payoff Amount) in full satisfaction of Cellegy’s obligations to the Company under the Secured Promissory Note with an outstanding principal amount of approximately $2.34 million and the $3.5 million Nonnegotiable Convertible Senior Note (collectively, “the Notes”). Pursuant to the Agreement, $500,000 of the Payoff Amount was paid to the Company in September 2006, and the remaining $2.5 million is payable to the Company within two business days of the consummation of the Sale. The Company had previously established an allowance for doubtful notes for the outstanding balance of the Notes, therefore, the Agreement does not result in the recognition of a loss. The $500,000 received has been recorded as a credit to litigation expense and due to the final payment being contingent on the consummation of the Sale, such payment will be recognized as a credit to litigation expense when received.

California Class Action Litigation

On September 26, 2005, the Company was served with a complaint in a purported class action lawsuit that was commenced against the Company in the Superior Court of the State of California for the County of San Francisco on behalf of certain of the Company’s current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, the Company accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, the Company filed an answer generally denying the allegations set forth in the complaint. In December 2005, the Company reached a tentative settlement of this action, subject to court approval. As a result, the Company reduced its accrual relating to asserted and unasserted claims relating to this matter to $600,000 during the quarter ended December 31, 2005. The balance of the accrual at September 30, 2006 is $87,000. On October 17, 2006, the court issued an order preliminarily approving the tentative settlement and scheduled a fairness hearing regarding the tentative settlement for January 2007. Notwithstanding the foregoing, there can be no assurance that the court will ultimately approve the tentative settlement, that the reserve will be adequate to cover potential liability, or that the ultimate outcome of this action will not have a material adverse effect on the Company’s business, financial condition and results of operations.

Letters of Credit

As of September 30, 2006, the Company has $9.6 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.

8.	OTHER COMPREHENSIVE INCOME:

A reconciliation of net income as reported in the consolidated statements of operations to other comprehensive income, net of tax, is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$463	$(4,184)	$6,979	$268
Other comprehensive income
Unrealized holding gain on
available-for-sale securities	8	56	12	97
Reclassification adjustment for
realized (losses)/gains	-	-	(12)	7
Other comprehensive income (loss)	$471	$(4,128)	$6,979	$372

9.	STOCK-BASED COMPENSATION:

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

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2006 and 2005, the fair value of each grant was estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model considers a range of assumptions related to volatility, risk-free interest rate and expected life. Expected volatility was based on historical volatility. As there is no trading volume for the Company’s options, implied volatility was not representative of the Company’s current volatility so the historical volatility was determined to be more indicative of the Company’s expected future stock performance. The risk-free rate was based on U.S.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Treasury security yields at the time of grant. The dividend yield was based on historical information. The expected life was determined using the safe-harbor method permitted by Securities Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107). The Company expects to use this simplified method for valuing employee SARs grants as permitted by the provisions of SAB 107 until more detailed information about exercise behavior becomes available over time. When stock options are issued, the Company will use an expected life commensurate with their historical exercise patterns. The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards granted during the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	-	4.18%	4.81%	4.18%
Expected life	-	5 years	3.5 years	5 years
Expected dividends	-	$0	$0	$0
Expected volatility	-	100%	66.16%	100%
Foreiture rate	-	-	14.0%	-

SFAS 123R also requires that the Company recognize compensation expense for only the portion of options, SARs or restricted shares that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, adjustments to compensation expense might be required in future periods.

The weighted average grant date fair values of options and SARs granted during the nine months ended September 30, 2006 and 2005 were $6.31 and $10.84, respectively. There were no stock grants issued for the quarter ended September 30, 2006. The weighted average grant date fair values of options and SARs granted during the three months ended September 30, 2005 was $13.08. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic values of options exercised under the Company’s stock option plans were approximately $130,000 and $243,000, respectively, determined as of the date of option exercise. As of September 30, 2006, there was $2.1 million of total unrecognized compensation cost net of estimated forfeitures, related to unvested awards that are expected to be recognized over a weighted-average period of approximately 2.0 years. The Company reversed the balance of $904,000 of unamortized compensation costs that pertained to restricted stock as of the January 1, 2006 balance sheet date to additional paid-in capital as required by SFAS 123R.

Changes in the Company’s outstanding stock options and SARs for the nine-month period ended September 30, 2006 were as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in thousands)
Outstanding at January 1, 2006	1,381,096	$26.20	6.58	$494
Granted	145,047	12.42	3.92	-
Exercised	(20,167)	6.30
Forfeited or expired	(480,358)	28.82
Outstanding at September 30, 2006	1,025,618	23.42	5.49	88

Exercisable at September 30, 2006	870,161	$25.36	5.57	$930

Changes in the Company’s outstanding shares of restricted stock for the nine-month period ended September 30, 2006 were as follows:

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant	Vesting	Value
	Shares	Price	Period (in years)	(in thousands)
Outstanding at January 1, 2006	112,723	$17.49	1.08	$1,522
Granted	152,918	12.35	1.99	1,777
Vested	(48,583)	14.23
Forfeited or expired	(20,983)	14.55
Outstanding at September 30, 2006	196,075	$14.60	1.55	$2,278

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to the adoption of SFAS 123R, the Company used the intrinsic value method of accounting for stock-based employee compensation in accordance with APB 25. Under the intrinsic value method no compensation expense was recognized in association with its stock awards which were issued with an exercise price equal to market value on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied SFAS 123 for the three and nine month periods ended September 30, 2005 using the Black-Scholes option pricing model.

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Net (loss) income, as reported	$(4,184)	$268
Add: Stock-based employee
compensation expense included
in reported net (loss) income,
net of related tax effects	327	723
Deduct: Total stock-based
employee compensation expense
determined under fair value based
methods for all awards, net of
related tax effects	(402)	(5,940)
Pro forma net loss	$(4,259)	$(4,949)

(Loss) earnings per share
Basic—as reported	$(0.30)	$0.02
Basic—pro forma	$(0.31)	$(0.34)

Diluted—as reported	$(0.30)	$0.02
Diluted—pro forma	$(0.31)	$(0.34)

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

The following table summarizes income tax expense from continuing operations and effective tax rate for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income tax expense (benefit)	$284	$(3,272)	$3,888	$(2,876)
Effective income tax (benefit) rate	41.0%	(43.3%)	37.3%	(100.6%)

The effective tax rate for the three and nine-month periods ended September 30, 2006 and the three-month period ended September 30, 2005 are in line with the Company’s historical tax rates. The effective tax rate for the nine months ended September 30, 2005 benefited from the release of a $1.7 million valuation allowance on capital loss utilized in the second quarter of 2005 as a result of the In2Focus sale. In addition, the Company recorded a one-time benefit for a $585,000 state tax refund received in the second quarter of 2005, which further reduced the effective tax rate for the nine months ended September 30, 2005.

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

As announced in December 2005, the Company discontinued its MD&D business in the second quarter of 2006. The MD&D business included the Company’s MD&D contract sales and clinical sales teams and was previously reported in the sales services reporting segment. The MD&D business was abandoned through the run off of operations (i.e., to cease accepting new business but to continue to provide service under remaining contracts until they expire or terminate). In accordance with SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets, operations must be abandoned prior to reporting them as discontinued operations. The last active contract within MD&D ended in the second quarter of 2006. All prior periods have been restated to reflect the treatment of this unit as a discontinued operation. Summarized selected financial information for the discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue, net	$-	$3,632	$1,876	$11,259

Income from discontinued operations
before income tax	$88	$83	$696	$416
Income tax expense (benefit)	34	(11)	255	164
Net income from discontinued
operations	$54	$94	$441	$252

13.	LOSS OF MATERIAL CONTRACTS

On February 28, 2006, the Company announced that it has been notified by AstraZeneca that its fee-for-service agreements with the Company would be terminated effective April 30, 2006. The revenue impact is projected to be approximately $60 million to $65 million less in 2006 than in 2005.

On September 26, 2006, the Company announced that it had received verbal notification from GlaxoSmithKline (GSK) of its intention not to renew its contract sales engagement with the Company for 2007. The contract, which represents approximately $65 million to $70 million in revenue on an annual basis, will expire as scheduled on December 31, 2006.

PDI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

On October 25, 2006, the Company also announced that it had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with the Company effective December 1, 2006. The contract, which represents approximately $18 million to $20 million in revenue on an annual basis, was scheduled to expire on December 31, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Sales services	$43,486	$64,763	$157,599	$199,944
Marketing services	7,831	8,091	25,813	26,922
PPG	-	-	-	-
Total	$51,317	$72,854	$183,412	$226,866
Operating (loss) income:
Sales services	$(1,064)	$(8,492)	$4,225	$(9,678)
Marketing services	50	278	2,004	607
PPG (1)	403	(119)	702	(366)
Total	$(611)	$(8,333)	$6,931	$(9,437)
Reconciliation of operating (loss)
income to income (loss) from
continuing operations before
income taxes
Total operating (loss) income from
operating groups	$(611)	$(8,333)	$6,931	$(9,437)
Other income, net	1,304	783	3,495	6,577
Income (loss) from continuing operations
before income taxes	$693	$(7,550)	$10,426	$(2,860)

Capital expenditures:
Sales services	$246	$184	$927	$1,547
Marketing services	28	114	253	2,818
PPG	-	-	-	-
Total	$274	$298	$1,180	$4,365

Depreciation expense:
Sales services	$883	$711	$2,744	$2,228
Marketing services	176	144	495	392
PPG	-	-	-	-
Total	$1,059	$855	$3,239	$2,620

(1) Primarily consists of legal settlement proceeds from Cellegy offset by legal expenses.

PDI, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Various statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions, the impact of any stock repurchase programs and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Some of the important factors that could cause actual results to differ materially from those indicated by the forward-looking statements are general economic conditions, changes in our operating expenses, adverse patent rulings, FDA, legal or accounting developments, competitive pressures, failure to meet performance benchmarks in significant contracts, changes in customer and market requirements and standards, the adequacy of the reserves the Company has taken, the financial viability of certain companies whose debt and equity securities we hold, outcome of certain litigations, the termination or material downsizing of one or more customer contracts, and the Company’s ability to implement its current and future business plans. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth in “Risk Factors” under Part I, item 1, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended, as filed with the SEC, and (iii) set forth in the Company’s periodic reports on Forms 10-Q and 8-K as filed with the SEC since January 1, 2006. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Reporting Segments and Operating Groups

In the fourth quarter of 2005, we announced that we would be discontinuing our medical devices and diagnostics (MD&D) business unit. Beginning in the second quarter of 2006 and going forward, the MD&D business unit will be reported as a discontinued operation. For the nine months ended September 30, 2006 and 2005, our reporting segments are as follows:

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

PDI, INC.

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

Marketing Services

Vital Issues in Medicine - VIM®

 VIM is an ACCME-accredited medical education company. VIM examines the latest healthcare issues and advancements in clinical practice to help healthcare professionals enhance their knowledge base for better clinical outcomes and patient results. Our strong relationships with major teaching hospitals and key opinion leaders enable us to develop strategic medical communications that are evidence-based, scientifically rigorous and clinically relevant. Services include content development, strategic consulting, publication planning, and implementation of a wide variety of live meetings, enduring materials and Web-based activities.

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

PDI Products Group (PPG)

The goal of the PPG segment has been to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the nine months ended September 30, 2006 or for the year ended December 31, 2005.

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

PDI, INC.

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

PPG

The contracts within the products group were either performance based or fee for service and may have required sales, marketing and distribution of a product. In performance based contracts, we typically provided and financed a portion, if not all, of the commercial activities in support of a brand in return for a percentage of product sales. An important performance parameter was normally the level of sales or prescriptions attained by the product during the period of our marketing or promotional responsibility, and in some cases, for periods after our promotional activities have ended.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating data	2006	2005	2006	2005
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	75.8%	86.2%	76.5%	82.4%
Gross profit	24.2%	13.8%	23.5%	17.6%
Compensation expense	14.8%	12.0%	11.6%	10.0%
Other selling, general and administrative expenses	11.6%	8.3%	8.6%	8.8%
Asset impairment	0.0%	0.0%	0.0%	1.2%
Legal and related costs	(1.1%)	5.0%	(0.5%)	1.7%
Total operating expenses	25.4%	25.2%	19.7%	21.8%
Operating (loss) income	(1.2%)	(11.4%)	3.8%	(4.2%)
Gain on investments	0.0%	0.0%	0.0%	2.0%
Interest income, net	2.5%	1.1%	1.9%	0.9%
Income (loss) from continuing operations
before income taxes	1.4%	(10.4%)	5.7%	(1.3%)
Income tax expense (benefit)	0.6%	(4.5%)	2.1%	(1.3%)
Income (loss) from continuing operations	0.8%	(5.9%)	3.6%	0.0%
Income from discontinued operations, net of tax	0.1%	0.1%	0.2%	0.1%
Net income (loss)	0.9%	(5.7%)	3.8%	0.1%

PDI, INC.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue

Revenue for the quarter ended September 30, 2006 was $51.3 million, 29.6% less than revenue of $72.9 million for the quarter ended September 30, 2005.

Revenue from the sales services segment for the quarter ended September 30, 2006 was $43.5 million, 32.9% less than revenue of $64.8 million from that segment for the comparable prior year period. This decrease is attributable to the decreased size of the Performance Teams sales force in the third quarter of 2006 as compared to the comparable prior year period primarily as a result of the termination of the AstraZeneca contract sales force arrangement discussed below.

Effective April 30, 2006, as previously announced on February 28, 2006, AstraZeneca terminated its contract sales force arrangement with us. The size of the AstraZeneca sales force was approximately 800 representatives. The revenue impact of this termination is expected to be between $60 and $65 million in 2006.

Revenue for the marketing services segment was $7.8 million in the quarter ended September 30, 2006, 3.2% less than the $8.1 million in the comparable prior year period. This decrease is primarily attributed to decreases in revenue at both the MR&C and VIM business units due to a decline in projects at both units.

The PPG segment did not have any revenue for the quarters ended September 30, 2006 and 2005.

Cost of services

Cost of services for the quarter ended September 30, 2006 was $38.9 million, 38.0% less than cost of services of $62.8 million for the quarter ended September 30, 2005. As a percentage of total net revenue, cost of goods and services decreased to 75.8% for the quarter ended September 30, 2006 from 86.2% in the comparable prior year period.

Cost of services associated with the sales services segment for the quarter ended September 30, 2006 was $34.7 million, 40.2% less than cost of services of $58.0 million for the prior year period. As a percentage of sales services segment revenue, cost of services for the quarters ended September 30, 2006 and 2005 were 79.8% and 89.6%, respectively, an increase in year-over-year gross profit margin of 9.8%. This improvement in gross profit percentage is primarily attributable to the loss of our largest client whose lower gross profit margins in 2005 were reducing the average gross profit for the Performance Teams unit. Excluding this client from both periods, the gross profit percentage was 20.4% and 18.3% for the quarters ended September 30, 2006 and 2005, respectively.

Cost of services associated with the marketing services segment was $4.2 million, a $608,000 decrease over the comparable prior year period. This decrease is primarily attributable to fewer projects at both the MR&C and VIM business units. As a percentage of segment revenue, cost of services for the quarters ended September 30, 2006 and 2005 were 53.6% and 59.4%, respectively. This increase in gross profit percentage is primarily attributable to Pharmakon being a larger percentage of revenue within the segment.

Compensation expense

Compensation expense for the quarter ended September 30, 2006 was $7.6 million, 12.9% less than $8.7 million in the comparable prior year period. Decreases in severance of $1.2 million and the absence of a national managers meeting which was approximately $820,000 in the third quarter of 2005 were partially offset by increases in the accrual of incentive compensation in 2006 due to the improved performance of the company in 2006 as compared to zero incentive compensation accrued in the third quarter of 2005. As a percentage of total net revenue, compensation expense increased to 14.8% for the quarter ended September 30, 2006 as compared to 12.0% in the comparable prior year period. This percentage increase is primarily due to the decrease in revenue in the third quarter of 2006 as compared to the comparable prior year period.

Compensation expense for the quarter ended September 30, 2006 attributable to the sales services segment was $5.2 million compared to $6.9 million for the quarter ended September 30, 2005; as a percentage of revenue it increased to 12.0% from 10.7% in the comparable prior year period.

Compensation expense for the quarter ended September 30, 2006 attributable to the marketing services segment was $2.4 million, approximately 32.1% or $579,000 more than the comparable prior year period. This increase is primarily due to the accrual of incentive compensation in the current three-month period as well as approximately $229,000 in severance expenses. As a percentage of revenue, compensation expense for the quarter ended September 30, 2006 increased to 30.4% from 22.3% in the comparable prior year period. This percentage increase is primarily due to the increases mentioned above in the third quarter of 2006 as compared to the comparable prior year period.

Other selling, general and administrative expenses

Total other selling, general and administrative expenses were approximately $6.0 million for both the quarters ended September 30, 2006 and September 30, 2005. Decreases in facility and depreciation expense of $167,000 and approximately $280,000 less in marketing spending were offset by approximately $800,000 in consulting costs. As a percentage of revenue,

PDI, INC.

other selling, general and administrative expenses increased to 11.6% for the quarter ended September 30, 2006 as compared to 8.3% in the comparable prior year period. This percentage increase is primarily due to the decrease in revenue in the third quarter of 2006 as compared to the comparable prior year period.

Other selling, general and administrative expenses attributable to the sales services segment for the quarter ended September 30, 2006 were $4.8 million which was 11.0% of revenue, compared to other selling, general and administrative expenses for the comparable prior year period of $4.8 million, or 7.5% of revenue.

Other selling, general and administrative expenses attributable to the marketing services segment for the quarters ended September 30, 2006 and 2005 were approximately $1.2 million.

Legal and related costs

Net legal and related costs for the three months ended September 30, 2006 were a credit to expense of $552,000. Included in this amount was a settlement payment received from Cellegy for $500,000, which was recorded in the PPG segment. For the quarter ended September 30, 2005, legal and related costs were approximately $3.6 million. This amount consisted primarily of $3.3 million accrued for potential penalties and settlement costs relating to the California class action lawsuit. For more details on the Cellegy litigation and California class action litigation, see Note 7 to the consolidated financial statements.

Operating loss

There was an operating loss for the quarter ended September 30, 2006 of approximately $611,000 compared to an operating loss of approximately $8.3 million in the comparable prior year period. The operating loss for the third quarter of 2006 can be attributed to the reduced size of the sales force in 2006. The operating loss for the third quarter of 2005 can be attributed to several factors, including: (1) legal settlement accrual of $3.3 million; (2) executive severance costs of $1.7 million; (3) negative gross profit within Select Access of $1.8 million, (4) a national managers meeting of $820,000, and (5) an increase in information technology consulting and outsourcing costs.

There was an operating loss of $1.1 million for the quarter ended September 30, 2006 for the sales services segment, $7.4 million less than the operating loss of $8.5 million for that segment in the comparable prior year period primarily due to the reasons listed above.

Operating income for the marketing services segment was $50,000 for the quarter ended September 30, 2006 compared to operating income of $278,000 in that segment for the comparable prior year period. This decrease can be attributed to a decrease in operating income at the MR&C business unit due to fewer projects. As a percentage of revenue, operating income for the marketing services segment was 0.6% for the quarter ended September 30, 2006 as compared to 3.4% for the quarter ended September 30, 2005.

The PPG segment had operating income for the quarter ended September 30, 2006 of $403,000 compared to an operating loss of $119,000 in the comparable prior year period. The operating income for the quarter ended September 30, 2006 is attributable to settlement amounts received from Cellegy, net of related legal expenses. The operating loss for the quarter ended September 30, 2005 is attributable to Cellegy litigation costs.

Interest income, net

Interest income, net, for the quarters ended September 30, 2006 and 2005 was $1.3 million and $783,000, respectively. The increase in interest income was primarily due to higher interest rates, which increased over the comparable prior year period.

Income tax expense (benefit)

The federal and state corporate income tax expense was approximately $284,000 for the quarter ended September 30, 2006, compared to an income tax benefit of $3.3 million for the quarter ended September 30, 2005. The effective tax rate for the quarter ended September 30, 2006 was 41.0%, compared to an effective tax benefit rate of 43.3% for the quarter ended September 30, 2005. The effective tax rates were comparable in both periods.

Income (loss) from continuing operations

Income from continuing operations for the quarter ended September 30, 2006 was approximately $409,000 as compared to a loss from continuing operations of $4.3 million for the quarter ended September 30, 2005.

Discontinued operations

Revenue from discontinued operations for the quarters ended September 30, 2006 and 2005 was zero and $3.6 million, respectively. Income from discontinued operations before income tax for the quarters ended September 30, 2006 and 2005 was approximately $88,000 and $83,000, respectively. Income from discontinued operations, net of tax, for the quarters ended September 30, 2006 and 2005 was approximately $54,000 and $94,000, respectively.

PDI, INC.

Net income (loss)
Net income for the quarter ended September 30, 2006 was approximately $463,000. The net loss for the quarter ended September 30, 2005 was $4.2 million.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue

Revenue for the nine months ended September 30, 2006 was $183.4 million, 19.2% less than revenue of $226.9 million for the nine months ended September 30, 2005.

Revenue from the sales services segment for the nine months ended September 30, 2006 was $157.6 million, 21.2% less than revenue of $199.9 million from that segment for the comparable prior year period. This decrease is attributable to the decreased size of the Performance Teams sales force in the first nine months of 2006 as compared to the comparable prior year period.

Revenue for the marketing services segment was $25.8 million for the nine months ended September 30, 2006, 4.1% less than the $26.9 million in the comparable prior year period. This decrease can be attributed to decreases in revenue at both the MR&C and VIM business units of $4.5 million due to fewer projects at the two units, partially offset by a $3.4 million increase in revenue at Pharmakon.

The PPG segment did not have any revenue for the first nine months of 2006 and 2005.

Cost of services

Cost of services for the nine months ended September 30, 2006 was $140.3 million, 24.9% less than cost of services of $186.9 million for the nine months ended September 30, 2005. As a percentage of total net revenue, cost of services decreased to 76.5% for the nine months ended September 30, 2006 from 82.4% in the comparable prior year period. This improvement in gross profit percentage is primarily attributable to a higher amount of incentive revenue earned in 2006 as compared to the nine months ended September 30, 2005.

Cost of services associated with the sales services segment for the nine months ended September 30, 2006 were $126.4 million, 25.9% less than program expenses of $170.7 million for the prior year period. As a percentage of sales services segment revenue, cost of services for the nine months ended September 30, 2006 and 2005 were 80.2% and 85.4%, respectively.

Cost of services associated with the marketing services segment for the nine months ended September 30, 2006 was $13.9 million, a $2.3 million decrease over the comparable prior year period. This decrease is attributable to fewer projects at both the MR&C and VIM business units. As a percentage of revenue, cost of services decreased to 54.0% from 60.3% in the comparable prior year period. This was due to improved margins at both VIM and Pharmakon.

Compensation expense

Compensation expense for the nine months ended September 30, 2006 was $21.2 million, 6.2% less than $22.6 million for the comparable prior year period. This decrease was primarily due to executive and employee severance costs in 2005, partially offset by increases in incentive compensation being accrued in 2006.

Compensation expense for the nine months ended September 30, 2006 attributable to the sales services segment was $14.7 million compared to $16.7 million for the nine months ended September 30, 2005; as a percentage of revenue it increased to 9.4% for the nine-month period ended September 30, 2006 from 8.3% in the comparable prior year period. Compensation expense increased as a percentage of revenue, due to the decline in revenue on a year-over-year basis.

Compensation expense for the nine months ended September 30, 2006 attributable to the marketing services segment was $6.5 million as compared to $5.9 million for the nine months ended September 30, 2005. As a percentage of revenue, compensation expense increased to 25.1% from 22.0% in the comparable prior year period.

Other selling, general and administrative expenses

Total other selling, general and administrative expenses were $15.9 million for the nine months ended September 30, 2006, 20.6% less than other selling, general and administrative expenses of $20.0 million for the comparable prior year period. The decrease was primarily attributable to a decrease in facility and depreciation costs of $1.3 million, a reduction in office operations costs of approximately $1.3 million, and a decrease in bad debt expense of $1.4 million. As a percentage of total net revenue, total other selling, general and administrative expenses decreased to 8.6% for the nine months ended September 30, 2006 from 8.8% in the comparable prior year period.

Other selling, general and administrative expenses attributable to the sales services segment for the nine months ended September 30, 2006 was $12.6 million, which was 8.0% of revenue, compared to other selling, general and administrative

PDI, INC.

expenses of $15.8 million, or 7.9% of revenue in the comparable prior year period. This decrease was primarily due to the decrease in allocated overhead costs mentioned above.

Other selling, general and administrative expenses attributable to the marketing services segment for the nine month period ended September 30, 2006 was approximately $3.3 million compared to $4.2 million for the comparable prior year period; this decrease was due to reduced facility expense at the MR&C and VIM business units.

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

Legal and related costs

Net legal and related costs for the nine months ended September 30, 2006 were a credit to expense of $936,000. Included in this amount were settlement amounts received from Cellegy of $958,500, which was recorded in the PPG segment, net of expenses. For the quarter ended September 30, 2005, legal and related costs were approximately $4.0 million. This amount consisted primarily of $3.3 million accrued for potential penalties and settlement costs relating to the California class action lawsuit. For more details on the Cellegy litigation and California class action litigation, see Note 7 to the consolidated financial statements.

Operating income (loss)

There was operating income for the nine months ended September 30, 2006 of approximately $6.9 million compared to an operating loss of $9.4 million in the comparable prior year period. The operating loss for the nine months ended September 30, 2005 included the following items: (1) approximately $3.6 million in legal costs (primarily related to the California class action suit); (2) a $2.8 million asset impairment charge mentioned previously; (3) $2.3 million in executive severance and related costs; and (4) a $755,000 allowance for credit losses with regards to our loan to TMX (see Note 5 to the consolidated financial statements for more details).

There was operating income for the nine months ended September 30, 2006 for the sales services segment of approximately $4.2 million, $13.9 million more than the operating loss of $9.7 million for that segment in the comparable prior year period. This increase is attributable to higher gross profit margins within this segment and a reduction in operating expenses and allocated overhead expenses. The nine months ended September 30, 2005 included the $2.8 million asset impairment charge.

Operating income for the marketing services segment was $2.0 million for the nine months ended September 30, 2006 compared to operating income of $607,000 in that segment for the comparable prior year period. The increase is attributable to increased operating income from both Pharmakon and VIM. As a percentage of revenue, operating income for the marketing services segment increased to 7.8% for the nine months ended September 30, 2006 as compared to 2.3% for the quarter ended September 30, 2005.

The PPG segment had operating income for the nine months ended September 30, 2006 of $702,000 and an operating loss of $366,000 for the nine months ended September 30, 2005. For both periods, the operating results pertained to the net of Cellegy settlement payments received and Cellegy litigation expenses incurred.

Gain on investment

In the second quarter of 2005, we sold our ownership interest in In2Focus for approximately $4.4 million. (See Note 5 to the consolidated financial statements for more details on the transaction).

Interest income, net

Interest income, net, for the nine months ended September 30, 2006 and 2005 was $3.5 million and $2.1 million, respectively. The increase in interest income was primarily due to higher interest rates, which increased over the comparable prior year period.

Income tax expense

The federal and state corporate income tax expense was approximately $3.9 million for the nine months ended September 30, 2006, compared to an income tax benefit of $2.9 million for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 was 37.3%, compared to an effective tax benefit rate of 100.6% for the nine months ended September 30, 2005. The tax benefit rate for the nine-month period ended September 30, 2005 is primarily attributable to the release of a $1.7 million valuation allowance on capital loss utilized in the second quarter of 2005 as a result of the In2Focus sale. In addition, the Company recorded a one-time benefit for a $585,000 state tax refund

PDI, INC.

received in the second quarter of 2005, which further impacted the effective tax rate for the nine month period ended September 30, 2005.

The effective tax rate for the nine months ended September 30, 2006 is the projected tax rate for the year from operations. We have significant deferred tax benefits available to reduce future taxes under certain circumstances. It is possible that some of these benefits will become available in the fourth quarter. Additionally, we have tax reserves established for a number of state tax exposures. The statute of limitation expires on some of these exposures in the fourth quarter of 2006. It is possible that one or both of these events could significantly lower our effective tax rate for the fourth quarter and the year below the current 37.3% effective tax rate.

Income from continuing operations

Income from continuing operations for the nine months ended September 30, 2006 was approximately $6.5 million, compared to income from continuing operations of approximately $16,000 for the nine months ended September 30, 2005.

Discontinued operations

Revenue from discontinued operations for the nine months ended September 30, 2006 and 2005 was approximately $1.9 million and $11.3 million, respectively. Income from discontinued operations before income tax for the nine months ended September 30, 2006 and 2005 was approximately $696,000 and $416,000, respectively. Income from discontinued operations, net of tax, for the nine months ended September 30, 2006 and 2005 was approximately $441,000 and $252,000, respectively.

Net Income

Net income for the nine months ended September 30, 2006 and 2005 was $7.0 million and $268,000, respectively.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents and short-term investments of approximately $111.4 million and working capital of $97.0 million, compared to cash and cash equivalents and short-term investments of approximately $97.6 million and working capital of approximately $86.4 million at December 31, 2005.

For the nine months ended September 30, 2006, net cash provided by operating activities was $15.8 million, compared to $2.0 million net cash provided by operating activities for the nine months ended September 30, 2005. The net changes in the “Other changes in assets and liabilities” section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period. Non-cash net charges include $4.3 million in depreciation and amortization and $1.2 million in stock compensation expense for the nine months ended September 30, 2006. As of September 30, 2006, we had $3.7 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of September 30, 2006, we had $15.5 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the nine months ended September 30, 2006, net cash used in investing activities was $67.7 million as compared to $22.4 million provided by investing activities for the comparable prior year period. We purchased approximately $66.8 million of short-term investments in 2006 as part of our laddered portfolio of investment grade debt instruments, with a weighted average maturity of 7.3 months. Our portfolio is comprised of U.S. Treasury and U.S. Federal Government agencies’ bonds, municipal bonds, and commercial paper. We are focused on preserving capital, maintaining liquidity, and maximizing returns in accordance with our investment criteria. We incurred approximately $1.2 million of capital expenditures primarily for computer equipment during the nine months ended September 30, 2006. Capital expenditures for the nine months ended September 30, 2005 were $4.4 million primarily associated with the relocation of our offices within the Marketing Services group. For both periods, all capital expenditures were funded out of available cash.

On August 31, 2004, we acquired substantially all of the assets of Pharmakon, LLC. In the second quarter of 2006, the remaining $500,000 that was being held in a related escrow account was paid to the members of Pharmakon, LLC. The escrow amount had been recorded in other current assets on our balance sheet. Based upon the attainment of annual profit targets agreed upon at the date of acquisition for the year ended December 31, 2004, the members of Pharmakon, LLC received approximately $1.4 million in additional payments on April 1, 2005. Additionally, the members of Pharmakon, LLC can still earn up to an additional $3.3 million in cash based upon achievement of certain annual profit targets through December 2006.

For the nine months ended September 30, 2006, net cash provided by financing activities was approximately $87,000, which were the proceeds received from the exercise of stock options. For the nine months ended September 30, 2005, cash

PDI, INC.

used in financing activities was $11.6 million. This consisted of $12.9 million used to repurchase shares of our common stock, partially offset by $1.2 million in proceeds received from the exercise of stock options and from shares issued through our employee stock purchase plan.

On April 27, 2005, our Board of Directors authorized us to repurchase up to one million shares of our common stock. On July 6, 2005, we announced that our Board of Directors had authorized the repurchase of an additional one million shares (the July 2005 Stock Repurchase Plan). Subsequently, our Board of Directors placed a hold on the July 2005 Stock Repurchase Plan. There were no repurchases of shares during the nine months ended September 30, 2006. During the nine months ended September 30, 2005 we repurchased approximately 996,900 shares for approximately $12.9 million. On November 3, 2006, our Board of Directors authorized us to repurchase up to one million shares of our common stock and terminated the July 2005 Stock Repurchase Plan.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the nine months ended September 30, 2006, we had two major clients that accounted for approximately 28.5% and 23.5%, respectively, or a total of 52.1% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations. For example, on April 30, 2006, AstraZeneca terminated its contract sales force arrangement with us, as previously announced on February 28, 2006. The size of the AstraZeneca sales force was approximately 800 representatives. The revenue impact of this termination is expected to be between $60 and $65 million in 2006. Unless and until we generate sufficient new business to offset the loss of the AstraZeneca sales force, which accounted for $43.0 million in revenue for the nine months ended September 30, 2006, the current results will not be duplicated in future periods. Additionally, on September 26, 2006, we announced that GlaxoSmithKline (GSK) would not be renewing its current contract with us when it expires on December 31, 2006. This represents a loss of revenue between $65 and $70 million for 2007 unless sufficient new business can be generated to offset the loss of this contract. Furthermore, on October 25, 2006, we announced that we had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006. The contract, which represents approximately $18 million to $20 million in revenue on an annual basis, was scheduled to expire on December 31, 2006.

In the fourth quarter of 2005, we accrued facility realignment expenses of approximately $2.4 million that related to excess leased office space we have at both our Saddle River, NJ and Dresher, PA offices. In the second quarter of 2006, we accrued an additional $285,000 for the excess leased space at both locations. The expense is reported in other selling, general and administrative expenses in the reporting segment that it resides in and the accrual balance is reported in other accrued expenses on the balance sheet. The excess leased office space amounted to approximately 7,300 square feet in Saddle River and approximately 11,600 square feet in Dresher. We are continuing to review our current and future office space needs and as a result we may incur additional charges relating to our facilities in future periods. We are expecting to sub-lease both of these spaces in the first half of 2007. A rollforward of the activity for the facility realignment plan is as follows:

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2005	$1,038	$1,297	$2,335
Accretion	15	23	38
Payments	(236)	(308)	(544)
Adjustments	208	77	285
Balance as of September 30, 2006	$1,025	$1,089	$2,114

We have federal income tax receivables of approximately $5.4 million on our balance sheet as of September 30, 2006 as a result of federal net operating losses which will be carried back to December 31, 2003. We received this refund in October 2006. We expect to receive state refunds totaling approximately $400,000 in the fourth quarters of 2006 and 2007.

Due to the relatively small size of the MD&D business unit and the near completion of the closing-out process, the discontinuation of that unit is not expected to have a material adverse effect on our business, financial condition and results of operations in future periods.

As discussed above, the non-renewal of the GSK and sanofi-aventis programs will have an impact on results of operations and cash flows beginning in the fourth quarter of 2006. Until we generate sufficient new business to offset the winding down of these two programs, we expect our financial results to be weaker in the near-term. Taking into account the non-renewal of these programs along with our cost reduction efforts, we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months,

PDI, INC.

including the implementation of our strategic plan. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in the market values of some of our investments (Investment Risk) and the effect of interest rate changes (Interest Rate Risk). Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes, we have no long-term debt and we have no interest bearing short-term debt. At September 30, 2006 and December 31, 2005, we did not hold any derivative financial instruments.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our cash and cash equivalents and short-term investments at September 30, 2006 were composed of the instruments described in the preceding paragraph. If interest rates were to increase or decrease by one percent, the change in the fair value of our investments would not be material primarily due to the quality of the investments and the near term maturity.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation as of September 30, 2006 was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

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

PDI, INC.

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

On December 21, 2005, we filed a motion to dismiss the Third Consolidated and Amended Complaint under the Private Securities Litigation Reform Act of 1995 and Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure. On November 2, 2006, the Court issued an Opinion and Order dismissing with prejudice all claims asserted in the Third Consolidated and Amended Complaint against all defendants and denied Lead Plaintiffs’ request to amend the complaint.

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings. As of September 30, 2006, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. We did not incur any costs or expenses relating to these matters during 2004, 2005 or the first nine months of 2006.

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

In addition to the initial $2,000,000 received on April 11, 2005, Cellegy had paid $200,000 in 2005 and $458,500 through June 30, 2006 towards the outstanding principal balance of the Secured Promissory Note. These payments were recorded as a credit to litigation expense in the periods in which they were received.

On December 1, 2005, we commenced a breach of contract action against Cellegy in the U.S. District Court for the Southern District of New York (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., 05 Civ. 10137 (PKL)). We alleged that Cellegy breached the terms of the Security Agreement and Secured Promissory Note we received in connection with the settlement. We further alleged that to secure its debt to us, Cellegy granted us a security interest in certain "Pledged Collateral," which is broadly defined in the Security Agreement to include, among other things, 50% of licensing fees, royalties or "other payments in the nature thereof" received by Cellegy in connection with then-existing or future agreements for Cellegy's drugs Rectogesic® and Tostrex® outside of the United States, Mexico, and Canada. Upon receipt of such payments, Cellegy agreed to make prompt payment to us. We alleged that we were owed 50% of a $2,000,000 payment received by Cellegy in connection with the renegotiation of its license and distribution agreement for Rectogesic® in Europe, and that Cellegy's failure to pay us constituted an event of default under the Security Agreement and the related Secured Promissory Note. For Cellegy's breach of contract, we sought damages in the total amount of $6,400,000 plus default interest from Cellegy.

On December 27, 2005, Cellegy filed an answer to our complaint, denying the allegations contained therein, and asserting affirmative defenses. Discovery subsequently commenced and pursuant to a scheduling order entered by the court, was to be completed by November 21, 2006. On June 22, 2006, the parties appeared before the court for a status conference and agreed to a dismissal of the lawsuit without prejudice because, among other reasons, discovery would not be complete before October 11, 2006, the maturity date of the Secured Promissory Note, at which time Cellegy would owe us the entire unpaid principal balance and interest on the Second Promissory Note. On July 13, 2006, the court dismissed the lawsuit without prejudice. On July 13,

PDI, INC.

2006, the court dismissed the December 1, 2005 breach of contract lawsuit without prejudice. This has no effect on the original settlement.

On September 27, 2006, Cellegy announced that it had entered into an asset purchase agreement to sell its intellectual property rights and other assets relating to certain of its products and product candidates to Strakan International Limited (the Sale). Pursuant to a letter agreement (the Agreement) between Cellegy and us, Cellegy has agreed to pay us $3.0 million (the Payoff Amount) in full satisfaction of Cellegy’s obligations to us under the Secured Promissory Note, which had an outstanding principal amount of approximately $2.34 million and the $3.5 million Nonnegotiable Convertible Senior Note (collectively, “the Notes”). Pursuant to the Agreement, $500,000 of the Payoff Amount was paid to us in September 2006, and the remaining $2.5 million is payable to us within two business days of the consummation of the Sale. We had previously established an allowance for doubtful notes for the outstanding balance of the Notes, therefore, the Agreement does not result in the recognition of a loss. The $500,000 received has been recorded as a credit to litigation expense and due to the final payment being contingent on the consummation of the Sale, such payment will be recognized as a credit to litigation expense when received.

California Class Action Litigation

On September 26, 2005, we were served with a complaint in a purported class action lawsuit that was commenced against us in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, we accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, we filed an answer generally denying the allegations set forth in the complaint. In December 2005, we reached a tentative settlement of this action, subject to court approval and as a result, we reduced the accrual relating to asserted and unasserted claims relating to this matter to $600,000 during the quarter ended December 31, 2005. The current balance of the accrual is $87,000. On October 17, 2006, the court issued and order preliminarily approving the settlement and scheduled a fairness hearing regarding the tentative settlement for January 2007. Notwithstanding the foregoing, there can be no assurance that the court will ultimately approve our tentative settlement, that the reserve will be adequate to cover potential liability, or that the ultimate outcome of this action will not have a material adverse effect on our business, financial condition or results of operations

Other Legal Proceedings

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

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, except that the following risk factors have been updated to reflect developments subsequent to the filing of that report.

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

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. In 2005, we had three major clients that accounted for approximately 33.6%, 21.7% and 15.0%, respectively, or a total of approximately 70.3% of our service revenue. In 2004, our two major clients accounted for a total of approximately 63.0% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients could have a material adverse effect on our business, financial condition or results of operations. For example, in

PDI, INC.

December 2004, we announced a reduction in the aggregate number of representatives that we deployed for AstraZeneca. This reduction decreased revenue generated from AstraZeneca in 2005 by approximately $45.8 million from revenues generated in 2004. Further, as announced on February 28, 2006, AstraZeneca terminated its contract sales force arrangement with us effective April 30, 2006. The termination affects approximately 800 field representatives. The revenue impact is projected to be approximately $60 to $65 million in 2006. Additionally, on September 26, 2006, we announced that GlaxoSmithKline would not be renewing its current contract with us when it expires on December 31, 2006. This represents a loss of revenue between $65 and $70 million for 2007 unless sufficient new business can be generated to offset the loss of this contract. Furthermore, on October 25, 2006, we announced that we had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006. The contract, which represents approximately $18 million to $20 million in revenue on an annual basis, was scheduled to expire on December 31, 2006.

Our service contracts are generally short-term agreements and are cancelable at any time, which may result in lost revenue and additional costs and expenses.

Our service contracts are generally for a term of one to three years (certain of our operating entities have contracts of shorter duration) and many may be terminated by the client at any time for any reason. Additionally, certain of our clients have the ability to significantly reduce the number of representatives we deploy on their behalf. For example, as discussed above, as a result of the reduction in the number of representatives we deployed for AstraZeneca, we generated approximately $45.8 million less revenue from our AstraZeneca relationship in 2005 than we realized in 2004. Further, as announced on February 28, 2006, AstraZeneca terminated its contract sales force arrangement with us effective April 30, 2006. The termination affects approximately 800 field representatives. The revenue impact is projected to be approximately $60 to $65 million in 2006. Addtionally as discussed above, the loss of both the GlaxoSmithKline and sanofi-aventis contracts for 2007 represent a loss of $83 to $90 million in revenue for 2007 unless sufficient new business can be generated to offset the loss of these contracts.

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

Our business and growth depend in large part on demand from the pharmaceutical and life sciences industries for outsourced marketing and sales services. The practice of many companies in these industries has been to hire outside organizations like us to conduct large sales and marketing projects. However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, number of sales representatives employed internally in relation to demand for or the need to promote new and existing products, and competition from other suppliers. Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue. Additionally, several large pharmaceutical companies have recently made changes to their commercial model by reducing the number of sales representatives employed internally and through outside organizations like us. If the pharmaceutical and life sciences industries reduce their tendency to outsource these projects, our business, financial condition, results of operations and growth rate could be materially adversely affected.

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

Date: November 8, 2006	PDI, INC.
(Registrant)

/s/ Michael J. Marquard
Michael J. Marquard
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer