Form 10-K
period 2006-12-31
PDI INC
filed 2007-03-16
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(201) 258-8450
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the registrant's common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was $64,957,237 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 6, 2007, 14,078,970 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2006, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K (the Form 10-K), the Proxy Statement is not deemed to be filed as part hereof.

PDI, INC.
Annual Report on Form 10-K

PDI, INC.
Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “may,” “will” or similar words and expressions. These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I - Item 1 - “Business,” Part II - Item 5 - “Market for our Common Equity, Related Stockholder Matters and Issuer Purchases of Securities,” Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Part II - Item 7A - “Quantitative and Qualitative Disclosures About Market Risk”.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These statements also involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	Changes in outsourcing trends and promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and life sciences industries;

•	Loss of one or more of our significant customers or a material reduction in service revenues from such customers;

•	Senior management’s ability to successfully implement our updated long-term strategic plan;

•	Competition in our industry;

•	The ability to attract and retain key employees and management personnel;

•	Product liability claims against us; and

•	Our, or our customers’, failure to comply with applicable laws and healthcare regulations.

Please see Part I - Item 1A - “Risk Factors” of this Form 10-K, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time to time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed in this Form 10-K. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PDI, Inc.
Annual Report on Form 10-K (continued)

PART I

ITEM 1. BUSINESS

Summary of Business

We are a diversified sales and marketing services company serving the biopharmaceutical and life sciences industries. In addition, we develop and execute continuing medical education activities to help pharmaceutical manufacturers meet their strategic educational goals. We commenced operations as a contract sales organization (CSO) in 1987 and we completed our initial public offering in May 1998.

We create and execute sales and marketing programs for our customers with the goal of demonstrating our ability to add value to their products and maximize their sales performance. We have a variety of agreement types that we enter into with our customers.  In these agreements, we leverage our experience in sales, peer persuasion programs, medical education and marketing research to help our customers meet strategic and financial objectives.

We have assembled our commercial capabilities through organic growth, acquisitions and internal expansion. Our portfolio of services enables us to provide a wide range of marketing and promotional options that can benefit many different products throughout the various stages of their life cycles.

It is important for us to form strong relationships with companies within the biopharmaceutical and life sciences industries. Our focus is to achieve operational excellence that delivers the desired product sales results.

We are among the leaders in outsourced sales and marketing services in the U.S. We have designed and implemented programs for many of the major pharmaceutical companies serving the U.S. market as well as many emerging and specialty pharmaceutical companies. Our relationships are built on the quality of our performance and program results delivered.

Our customers engage us on a contractual basis to design and implement promotional programs for both prescription and over-the-counter products. The programs are designed to increase product sales and are tailored to meet the specific needs of the product and the customer. These services are provided predominantly on a fee for service basis. These contracts can include incentive payments that can be earned if our activities generate results that meet or exceed performance targets. Contracts may be terminated with or without cause by our customers. Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks.

Corporate Strategy

Our current service offerings include contract sales services, peer persuasion programs, medical education (CME) and market research. In October 2006, our board of directors approved an updated long-term strategic plan developed by senior management in consultation with a leading strategy consultant. That plan provides for us to:

•	become a leading provider of commercialization services to the biopharmaceutical and life sciences industries; and
•	regain leadership in our contract sales business.

Reporting Segments and Operating Groups

For 2006, we reported under the following three segments: Sales Services, Marketing Services and PDI Products Group (PPG).

Sales Services

This segment includes our Performance Sales Teams and Select Access’ Teams (formerly referred to as Shared Teams). This segment, which focuses on product detailing, represented 84.7% of consolidated revenue for the year ended December 31, 2006.

Product detailing involves a representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted. Contract sales teams can be deployed on either a dedicated or shared basis.

PDI, Inc.
Annual Report on Form 10-K (continued)

Performance Sales Teams (formerly Dedicated Teams)

A performance contract sales team works exclusively on behalf of one customer. The sales team is customized to meet the specifications of the team’s customer with respect to representative profile, physician targeting, product training, incentive compensation plans, integration with customers’ in-house sales forces, call reporting platform and data integration. Without adding permanent personnel, the customer gets a high quality, industry-standard sales team comparable to its internal sales force.

Select Access’

Select Access represents a shared sales team business model where multiple non-competing brands are represented for different pharmaceutical companies. Using these teams, we make a face-to-face selling resource available to those customers that want an alternative to a dedicated team. PDI Select Access is a leading provider of these detailing programs in the U.S. Since costs are shared among various companies, these programs may be less expensive for the customer than programs involving a dedicated sales force. With a shared sales team, the customer still receives targeted coverage of its physician audience within the representatives’ geographic territories.

Marketing Services

This segment, which includes our Pharmakon, TVG Marketing Research & Consulting and Vital Issues in Medicine business units, represented 15.3% of consolidated revenue for the year ended December 31, 2006.

Pharmakon

Pharmakon’s emphasis is on the creation, design and implementation of promotional interactive peer persuasion programs. Each marketing program can be offered through a number of different venues, including teleconferences, dinner meetings, “lunch and learns,” and web casts. Within each of our programs, we offer a number of services including strategic design, tactical execution, technology support, audience recruitment, moderator services and thought leader management. In the last ten years, Pharmakon has conducted over 45,000 peer persuasion programs with more than 550,000 participants. Pharmakon’s peer programs can be designed as promotional or marketing research/advisory programs. In addition to peer persuasion programs, Pharmakon also provides promotional communications activities. We acquired Pharmakon in August 2004.

TVG Marketing Research & Consulting

TVG Marketing Research & Consulting (TVG) employs leading edge, and in some instances proprietary, research methodologies. We provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services, including studies to identify the highest impact business strategy, profile, positioning, message, execution, implementation and post implementation for a product. Our marketing research model improves the knowledge customers obtain about how physicians and other healthcare professionals will likely react to products.

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

Vital Issues in Medicine

Our Vital Issues in Medicine business unit (VIM) develops and executes continuing medical education services funded by the biopharmaceutical and medical device and diagnostics industries. Using an expert-driven, customized approach, we provide faculty development/advocacy, continuing medical education activities in a wide variety of formats, and interactive initiatives to generate additional value to our customers' portfolios.

PDI Products Group (PPG)

The goal of the PPG segment was to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the years ended December 31, 2006 and 2005.

PDI, Inc.
Annual Report on Form 10-K (continued)

Notwithstanding the fact that we have in recent years shifted our near-term strategy to deemphasize the PPG segment and focus on our service businesses, we may continue to review opportunities which may include copromotion, distribution arrangements, licensing and brand ownership of products. We currently do not expect any activity within the PPG segment in 2007.

Contracts

Our contracts are nearly all fee for service. They may contain operational benchmarks, such as a minimum amount of activity within a specified amount of time. These contracts may include incentive payments that can be earned if our activities generate results that meet or exceed performance targets. Contracts may be terminated with or without cause by our customers. Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks. Occasionally, our contracts may require us to meet certain financial covenants, such as maintaining a specified minimum amount of working capital.

Sales Services

During fiscal 2006, the majority of our revenue was generated by contracts for dedicated sales teams. These contracts are generally for a term of one to two years and may be renewed or extended. The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 90 days’ notice. Certain contracts provide for termination payments if the customer terminates the contract without cause. Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

Marketing Services

Our marketing services contracts generally take the form of either master service agreements with a term of one to three years or contracts specifically related to particular projects with terms typically lasting from two to six months. These contracts are generally terminable by the customer for any reason. Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer. There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business, financial condition or results of operations. Due to the typical size of most of TVG’s and VIM’s contracts, it is unlikely the loss or termination of any individual TVG or VIM contract would have a material adverse effect on our business, financial condition or results of operations.

Significant Customers

For the year ended December 31, 2006, our three largest customers, accounted for 28.5%, 18.3% and 9.9%, respectively, or approximately 56.7% in the aggregate, of our service revenue. During 2006, we experienced the termination and/or expiration of several of these significant contracts. Effective as of April 30, 2006, AstraZeneca terminated its contract sales force arrangement with us, which accounted for 18.0% of our service revenue during 2006. In addition, on December 31, 2006, our contract sales agreement with GlaxoSmithKline (GSK), which accounted for 28.2% of our service revenue during 2006, expired and was not renewed.

Marketing

Our marketing efforts target established and emerging companies in the biopharmaceutical and life sciences industries. Our marketing efforts are designed to reach the senior sales, marketing, and business development personnel within these companies, with the goal of informing them of the services we offer and the value we can bring to their products. Our tactical plan usually includes advertising in trade publications, direct mail campaigns, presence at industry seminars and conferences and a direct selling effort. We have a dedicated team of business development specialists who work within our business units to identify needs and opportunities within the biopharmaceutical and life sciences industries which we can address. We review possible business opportunities as identified by our business development team and develop a customized strategy and solution for each attractive business opportunity.

Competition

With respect to our sales teams, we compete with our customers’ alternative choices of managing their needs internally. In addition, a small number of providers comprise the market for outsourced pharmaceutical sales teams, and we believe that PDI, inVentiv Health Inc., Innovex Inc. and Publicis Groupe SA combined accounted for the majority of the U.S. outsourced sales team market share in 2006. Our marketing services segment operates in a highly fragmented and competitive market.

PDI, Inc.
Annual Report on Form 10-K (continued)

There are relatively few barriers to entry into the businesses in which we operate and, as the industry continues to evolve, new competitors are likely to emerge. We compete on the basis of such factors as reputation, service quality, management experience, performance record, customer satisfaction, ability to respond to specific customer needs, integration skills and price. We believe we compete effectively with respect to each of these factors. Increased competition and/or a decrease in demand for our services may also lead to other forms of competition.

Employees

As of March 1, 2007, we had approximately 1,100 employees, including approximately 700 full-time employees. Approximately 80% of our employee population is comprised of field sales representatives and sales managers. We are not party to a collective bargaining agreement with any labor union. Relationships with our employees are generally positive.

Available Information

Our website address is www.pdi-inc.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding registrants such as us that file electronically with the SEC. The website address is www.sec.gov.

Government and Industry Regulation

The healthcare sector is heavily regulated by both government and industry. Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the approval, provision, licensing, labeling, marketing, promotion, price, sale and reimbursement of healthcare services and products, including pharmaceutical products. The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with good manufacturing practices, and to impose or seek injunctions, voluntary recalls, and civil, monetary, and criminal penalties.

The Food, Drug and Cosmetic Act, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the Food and Drug Administration (“FDA”) regulates all promotional activities involving prescription drugs. The distribution of pharmaceutical products is also governed by the Prescription Drug Marketing Act (PDMA), which regulates these activities at both the federal and state level. The PDMA imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceutical products even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners and require extensive record keeping and labeling of such samples for tracing purposes. The sale or distribution of pharmaceutical products is also governed by the Federal Trade Commission Act.

Some of the services that we currently perform or that we may provide in the future may also be affected by various guidelines established by industry and professional organizations. For example, ethical guidelines established by the American Medical Association (AMA) govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern honoraria and other items of economic value which AMA member physicians may receive, directly or indirectly, from pharmaceutical companies. Similar guidelines and policies have been adopted by other professional and industry organizations, such as Pharmaceutical Research and Manufacturers of America, an industry trade group. In addition, the Office of the Inspector General has also issued guidance for pharmaceutical manufacturers and the Accreditation Council for Continuing Medical Education has issued guidelines for providers of continuing medical education.

PDI, Inc.
Annual Report on Form 10-K (continued)

There are also numerous federal and state laws pertaining to healthcare fraud and abuse as well as increased scrutiny regarding the off-label promotion and marketing of pharmaceutical products and devices. In particular, certain federal and state laws prohibit manufacturers, suppliers and providers from offering, giving or receiving kickbacks or other remuneration in connection with ordering or recommending the purchase or rental of healthcare items and services. The federal anti-kickback statute imposes both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease or order (or arrange for or recommend the purchase, lease or order of) any item or service for which payment may be made by Medicare or other federally-funded state healthcare programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the statute can result in numerous sanctions, including criminal fines, imprisonment and exclusion from participation in the Medicare and Medicaid programs. Several states also have referral, fee splitting and other similar laws that may restrict the payment or receipt of remuneration in connection with the purchase or rental of medical equipment and supplies. State laws vary in scope and have been infrequently interpreted by courts and regulatory agencies, but may apply to all healthcare items or services, regardless of whether Medicare or Medicaid funds are involved.

ITEM 1A. RISK FACTORS

In addition to the other information provided in this Form 10-K, you should carefully consider the following factors in evaluating our business, operations and financial condition. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or businesses in general, such as competitive conditions, may also impair our business operations. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition or results of operations.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could materially and adversely affect our business, financial condition and results of operations.

Our business depends in large part on demand from the pharmaceutical and life sciences industries for outsourced marketing and sales services. The practice of many companies in these industries has been to hire outside organizations like us to conduct large sales and marketing projects. However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, the number of sales representatives employed internally in relation to demand for or the need to promote new and existing products, and competition from other suppliers. Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue. Additionally, several large pharmaceutical companies have recently made changes to their commercial model by reducing the number of sales representatives employed internally and through outside organizations like us. If the pharmaceutical and life sciences industries reduce their tendency to outsource these projects, our business, financial condition and results of operations could be materially and adversely affected.

Our service businesses depend on expenditures by companies in the life sciences industries.

Our service revenues depend on promotional, marketing and sales expenditures by companies in the life sciences industries, including the pharmaceutical and biotechnology industries. Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products. Furthermore, the trend in the life sciences industries toward consolidation may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the use of contract sales and marketing services providers.

Our service contracts are generally short-term agreements and are cancelable at any time, which may result in lost revenue and additional costs and expenses.

Our service contracts are generally for a term of one to two years (certain of our operating entities have contracts of shorter duration) and many may be terminated by the customer at any time for any reason. Additionally, certain of our customers have the ability to significantly reduce the number of representatives we deploy on their behalf. For example, as discussed above, AstraZeneca terminated its contract sales force arrangement with us effective April 30, 2006. The termination affected approximately 800 field representatives. The revenue impact was approximately $63.8 million in 2006. Additionally as discussed above, the losses of both the GSK and sanofi-aventis contracts for 2007 represent a loss of approximately $85.7 million in revenue for 2007.

PDI, Inc.
Annual Report on Form 10-K (continued)

The early termination or significant reduction of a contract by one of our major customers not only results in lost revenue, but also typically causes us to incur additional costs and expenses. All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is significantly reduced or terminated, unless we can immediately transfer the related sales force to a new program, if permitted under the contract, we must either continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination. The loss, termination or significant reduction of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

Most of our service revenue is derived from a limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition or results of operations.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the year ended December 31, 2006, our three largest customers accounted for 28.5%, 18.3% and 9.9%, respectively, or approximately 56.7% in the aggregate, of our service revenue. For the year ended December 31, 2005, our three largest customers, each of whom represented 10% or more of our service revenue, accounted for, in the aggregate, approximately 73.6% of our service revenue. For the year ended December 31, 2004, our two largest customers, each of whom individually represented 10% or more of our service revenue, accounted for, in the aggregate, approximately 66.4% of our service revenue. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major customers could have a material adverse effect on our business, financial condition or results of operations. For example, as announced on February 28, 2006, AstraZeneca terminated its contract sales force arrangement with us effective April 30, 2006. The termination affected approximately 800 field representatives, and the impact on revenue was approximately $63.8 million in 2006. Additionally, on September 26, 2006, we announced that GSK would not be renewing its contract with us when it expired on December 31, 2006. This represents a loss of revenue between $65 and $70 million for 2007. Furthermore, on October 25, 2006, we announced that we had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006. The contract, which represented approximately $18 million to $20 million in revenue on an annual basis, was scheduled to expire on December 31, 2006.

Our new senior management team is seeking to implement an updated long-term strategic plan. There can be no assurance that we will successfully implement this plan.

In May 2006, Michael Marquard and Jeffrey Smith joined us as our chief executive officer and chief financial officer, respectively. In October 2006, our board of directors approved an updated long-term strategic plan developed by senior management in consultation with a leading strategy consultant. In order to implement our strategic plan, we may seek to do one or more of the following:

•
acquire companies that offer prioritized complementary services that we have identified in order to expand our portfolio of product and service offerings to the biopharmaceutical and life sciences industries and to strengthen our contract sales offerings; or build these services in-house; and

•	enter into risk-sharing and/or performance based arrangements on a selective basis.

We may expend significant funds and other resources implementing this strategy. There is no assurance that we will successfully implement this strategy or be able to expand our market share, increase revenues, yield a significant return on investment and/or improve stockholder value.

Our industry is highly competitive and our failure to address competitive developments promptly will limit our ability to retain and increase our market share.

Our primary competitors for sales and marketing services include in-house sales and marketing departments of pharmaceutical companies, other CSOs and medical education and marketing research providers. There are relatively few barriers to entry in the businesses in which we compete and, as the industry continues to evolve, new competitors are likely to emerge. Most of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have. Increased competition may lead to competitive practices that could have a material adverse effect on our market share, our ability to source new business opportunities, our business, financial condition or results of operations.

PDI, Inc.
Annual Report on Form 10-K (continued)

Due to the expiration and/or termination of several significant contracts during 2006 and management’s intention to implement our long-term strategic plan during 2007 and beyond, our revenue and results of operations for the year ended December 31, 2006 cannot be relied upon as representative of the revenue and results of operations that we may achieve in 2007 and future periods.

As noted above, during 2006, we experienced the termination and/or expiration of several significant contracts, including termination of our AstraZenaca sales contract force effective as of April 30, 2006, the termination of our contract sales agreement with sanofi-aventis effective as of December 1, 2006 and the expiration of our contract sales agreement with GSK on December 31, 2006. These three customers accounted for an aggregate of approximately $129.0 million of revenue during 2006. Unless and until we generate sufficient new business to offset the loss of these contracts, our 2006 financial results will not be duplicated in future periods and future revenue and cash flows from operations will decrease. In addition, our senior management intends to implement our long-term strategic plan during 2007 and beyond. This plan includes, in part, a focus on supplementing our current service offerings with complementary commercialization service offerings to the biopharmaceutical and life sciences industries. To the extent this element of our strategic plan is implemented during 2007 and in future periods, these will constitute new service offerings for which there were no comparable financial results during 2006.

We may make acquisitions in the future which may lead to disruptions to our ongoing business.

Historically, we have made a number of acquisitions and our strategic plan contemplates pursuing new acquisition opportunities. If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business. The success of an acquisition will depend upon, among other things, our ability to:

•	assimilate the operations and services or products of the acquired company;
•	integrate new personnel associated with the acquisition;
•	retain and motivate key employees;
•	retain customers; and
•	minimize the diversion of management’s attention from other business concerns.

In the event that the operations of an acquired business do not meet our performance expectations, we may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business, including goodwill and other intangible assets identified at time of acquisition.

In addition, the current market for acquisition targets in our industry is extremely competitive, and there can be no assurance that we will be able to successfully identify, bid for and complete acquisitions necessary or desirable to achieve our goals.

If we do not meet performance goals set in incentive-based and revenue sharing arrangements, our profits could suffer.

We occasionally enter into incentive-based and revenue sharing arrangements with pharmaceutical companies. Under incentive-based arrangements, we are typically paid a fixed fee and, in addition, have an opportunity to increase our earnings based on the market performance of the products being detailed in relation to targeted sales volumes, sales force performance metrics or a combination thereof. Additionally, certain of our service contracts may contain penalty provisions pursuant to which our fees may be significantly reduced if we do not meet certain performance metrics; for example number and timing of sales calls, physician reach, territory vacancies and/or sales representative turnover. Under revenue sharing arrangements, our compensation is based on the market performance of the products being detailed, usually expressed as a percentage of product sales. These types of arrangements transfer some market risk from our customers to us. In addition, these arrangements can result in variability in revenue and earnings due to seasonality of product usage, changes in market share, new product introductions (including the introduction of competing generic products into the market), overall promotional efforts and other market related factors.

If we are unable to attract key employees, we may be unable to support the implementation of our strategic plan and growth of our business.

Successful execution of our business strategy depends, in large part, on our ability to attract and retain qualified management, marketing and other personnel with the skills and qualifications necessary to fully execute our programs and strategy. Competition for talent among companies in the pharmaceutical and life sciences industries is intense and we cannot assure you that we will be able to continue to attract or retain the talent necessary to support the growth of our business.

PDI, Inc.
Annual Report on Form 10-K (continued)

If we pursue a strategy that includes co-promotion and exclusive distribution arrangements, and/or licensing and brand ownership of products, we cannot assure you that we can successfully develop this business.

We may in the future pursue a strategy which includes co-promotion, distribution arrangements, and/or licensing and brand ownership of products. These types of arrangements can significantly increase our operating expenditures in the short-term. Typically, these agreements require significant “upfront” payments, minimum purchase requirements, minimum royalty payments, payments to third parties for production, inventory maintenance and control, distribution services and accounts receivable administration, as well as sales and marketing expenditures. In addition, particularly where we license or acquire products before they are approved for commercial use, we may be required to incur significant expense to gain and maintain the required regulatory approvals and there can be no assurance that we would be able to obtain any necessary regulatory approvals for those products. In addition, regulatory approval does not ensure commercial success. As a result, our working capital balance and cash flow position could be materially and adversely affected until the products in question become commercially viable, if ever. The risks that we face in developing this segment of our business, if we choose to pursue it, may increase in proportion with:

•	the number and types of products covered by these types of agreements;
•	the applicable stage of the drug regulatory process of the products at the time we enter into these agreements;
•	the incidence of adverse patent and other intellectual property developments relating to our product portfolio; and
•	our control over the manufacturing, distribution and marketing processes.

In the event that we pursue a strategy which includes the co-promotion, distribution, and/or licensing and brand ownership of products, there is no assurance that we will be able to successfully implement this strategy.

We may require additional funds in order to implement our strategic plan and evolving business model.

Pursuant to our strategic plan, we may require additional funds in order to pursue other business opportunities or meet future operating requirements; develop incremental marketing and sales capabilities; and/or acquire other services businesses. We may seek additional funding through public or private equity or debt financing or other arrangements with collaborative partners. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. In addition, as a condition to providing us with additional funds, future investors may demand, and may be granted, rights superior to those of existing stockholders. We cannot be sure, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our strategic initiatives.

Product liability claims could harm our business.

We could face substantial product liability claims in the event any of the pharmaceutical or other products we have previously marketed or market now or may in the future market are alleged to cause negative reactions or adverse side effects or in the event any of these products causes injury, is alleged to be unsuitable for its intended purpose or is alleged to be otherwise defective. For example, we have been named as a defendant in numerous lawsuits as a result of our detailing of Baycol® on behalf of Bayer Corporation (Bayer). Product liability claims, regardless of their merits, could be costly and divert management's attention, or adversely affect our reputation and the demand for our services or products. We rely on contractual indemnification provisions with our customers to protect us against certain product liability related claims. There is no assurance that these provisions will be fully enforceable or that they will provide adequate protection against claims intended to be covered. We currently have product liability insurance in the aggregate amount of $5.0 million but we cannot assure you that our insurance will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all.

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

The success and growth of our business depends on our ability to attract and retain qualified pharmaceutical sales representatives. During 2006, we experienced an unusually high turnover rate among our sales representatives due to the early termination of a number of significant contract sales force arrangements. There is intense competition for pharmaceutical sales representatives from CSOs and pharmaceutical companies. On occasion, our customers have hired the sales representatives that we trained to detail their products. We cannot be certain that we can continue to attract and retain qualified personnel. If we cannot attract and retain qualified sales personnel, we will not be able to expand our teams business and our ability to perform under our existing contracts will be impaired.

Our failure, or that of our customers, to comply with applicable healthcare regulations could limit, prohibit or otherwise adversely impact our business activities.

Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the provision of, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical products. In particular, the healthcare industry is governed by various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Sanctions for violating these laws include civil and criminal fines and penalties and possible exclusion from Medicare, Medicaid and other federal or state healthcare programs. Although we believe our current business arrangements do not violate these federal and state fraud and abuse laws, we cannot be certain that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition or results of operations. Our failure, or the failure of our customers, to comply with these laws, regulations and guidelines, or any change in these laws, regulations and guidelines may, among other things, limit or prohibit our business activities or those of our customers, subject us or our customers to adverse publicity, increase the cost of regulatory compliance and insurance coverage or subject us or our customers to monetary fines or other penalties.

Our stock price is volatile and could be further affected by events not within our control. In 2006, our stock traded at a low of $9.37 and a high of $15.69. In 2005, our stock traded at a low of $11.12 and a high of $22.26.

The market for our common stock is volatile. The trading price of our common stock has been and will continue to be subject to:

•	volatility in the trading markets generally;
•	significant fluctuations in our quarterly operating results;
•	announcements regarding our business or the business of our competitors;
•	industry and/or regulatory developments;
•	changes in revenue mix;
•	changes in revenue and revenue growth rates for us and for our industry as a whole; and
•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate.

Our quarterly revenues and operating results may vary, which may cause the price of our common stock to fluctuate.

Our quarterly operating results may vary as a result of a number of factors, including:

•	commencement, delay, cancellation or completion of sales and marketing programs;
•	regulatory developments;
•	uncertainty related to compensation based on achieving performance benchmarks;
•	mix of services provided and/or mix of programs, i.e., contract sales, peer persuasion programs, medical education, marketing research;
•	timing and amount of expenses for implementing new programs and accuracy of estimates of resources required for ongoing programs;
•	timing and integration of acquisitions;
•	changes in regulations related to pharmaceutical companies; and
•	general economic conditions.

PDI, Inc.
Annual Report on Form 10-K (continued)

In addition, in the case of revenue related to service contracts, we recognize revenue as services are performed, while program costs, other than training costs, are expensed as incurred. As a result, during the first two to three months of a new contract, we may incur substantial expenses associated with implementing that new program without recognizing any revenue under that contract. This could have a material adverse impact on our operating results and the price of our common stock for the quarters in which these expenses are incurred. For these and other reasons, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Fluctuations in quarterly results could materially and adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Our controlling stockholder continues to have effective control of us, which could delay or prevent a change in corporate control that may otherwise be beneficial to our stockholders.

John P. Dugan, our chairman, beneficially owns approximately 35% of our outstanding common stock. As a result, Mr. Dugan is able to exercise substantial control over the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendments to our certificate of incorporation.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Saddle River, New Jersey where we lease approximately 84,000 square feet. The lease runs for a term of approximately twelve years, which began in July 2004. We entered into a sublease for approximately 16,000 square feet of space in the Saddle River facility for a term of five years which began in July 2005. The sublease allows the subtenant a renewal option for an additional term of two years. TVG operates out of a 37,000 square foot facility in Dresher, Pennsylvania under a lease that runs for a term of approximately twelve years which began in January 2005. Pharmakon operates out of a 6,700 square foot facility in Schaumburg, Illinois, under a lease that expires in February 2010. We believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

In 2006, we had net charges of approximately $657,000 related to unused office space capacity at our Saddle River, New Jersey and Dresher, Pennsylvania locations and $1.3 million in asset impairment charges for leasehold improvements and furniture and fixtures associated with the unused office space at those facilities. In the fourth quarter of 2005, we recorded charges of approximately $2.4 million related to unused office space capacity at our Saddle River and Dresher locations. There are approximately 19,400 and 11,000 square feet of unused office space at Saddle River and Dresher, respectively, which we are seeking to sublease in 2007.

ITEM 3. LEGAL PROCEEDINGS

Securities Litigation

In January and February 2002, we, our former chief executive officer and our former chief financial officer were served with three complaints that were filed in the U.S. District Court for the District of New Jersey (the Court) alleging violations of the Exchange Act. These complaints were brought as purported shareholder class actions under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 established thereunder. On May 23, 2002, the Court consolidated all three lawsuits into a single action entitled In re PDI Securities Litigation, Master File No. 02-CV-0211, and appointed lead plaintiffs (Lead Plaintiffs) and Lead Plaintiffs’ counsel. On or about December 13, 2002, Lead Plaintiffs filed a second consolidated and amended complaint (Second Consolidated and Amended Complaint), which superseded their earlier complaints.

PDI, Inc.
Annual Report on Form 10-K (continued)

In February 2003, we filed a motion to dismiss the Second Consolidated and Amended Complaint. On or about August 22, 2005, the Court dismissed the Second Consolidated and Amended Complaint without prejudice to plaintiffs.

On October 21, 2005, Lead Plaintiffs filed a third consolidated and amended complaint (Third Consolidated and Amended Complaint). Like its predecessor, the Third Consolidated and Amended Complaint named us, our former chief executive officer and our former chief financial officer as defendants; purported to state claims against us on behalf of all persons who purchased our common stock between May 22, 2001 and August 12, 2002; and sought money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Third Consolidated and Amended Complaint was that we intentionally or recklessly made false or misleading public statements and omissions concerning our prospects with respect to our marketing of Ceftin in connection with the October 2000 distribution agreement with GSK, our marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corporation, as well as our marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly and Company.

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

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings. As of December 31, 2006, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. We did not incur any costs or expenses relating to these matters during 2006, 2005 or 2004.

Cellegy Litigation

On April 11, 2005, we settled a lawsuit which was pending in the U.S. District Court for the Northern District of California against Cellegy Pharmaceuticals, Inc. (Cellegy), which was set to go to trial in May 2005 (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., Case No. C 03-05602 (SC)). We had claimed (i) that we were fraudulently induced to enter into a December 31, 2002 license agreement with Cellegy (the License Agreement) to market the product Fortigel and (ii) that Cellegy had otherwise breached the License Agreement by failing, inter alia, to provide us with full information about Fortigel or to take all necessary steps to obtain expeditious FDA approval of Fortigel. We sought return of our $15 million upfront payment, other damages and an order rescinding the License Agreement. Under the terms of the settlement, in exchange for our executing a stipulation of dismissal with prejudice of the lawsuit, Cellegy agreed to and did deliver to us: (i) a cash payment in the amount of $2.0 million; (ii) a Secured Promissory Note in the principal amount of $3.0 million, with a maturity date of October 11, 2006; (iii) a Security Agreement, granting us a security interest in certain collateral; and (iv) a Nonnegotiable Convertible Senior Note, with a face value of $3.5 million, with a maturity date of April 11, 2008.

In addition to the initial $2.0 million we received on April 11, 2005, Cellegy had paid us $200,000 in 2005 and $458,500 through June 30, 2006 towards the outstanding principal balance of the Secured Promissory Note. These payments were recorded as a credit to litigation expense in the periods in which they were received.

PDI, Inc.
Annual Report on Form 10-K (continued)

On December 1, 2005, we commenced a breach of contract action against Cellegy in the U.S. District Court for the Southern District of New York (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., 05 Civ. 10137 (PKL)). We alleged that Cellegy breached the terms of the Security Agreement and Secured Promissory Note we received in connection with the settlement. We further alleged that to secure its debt to us, Cellegy granted us a security interest in certain "Pledged Collateral," which was broadly defined in the Security Agreement to include, among other things, 50% of licensing fees, royalties or "other payments in the nature thereof" received by Cellegy in connection with then-existing or future agreements for Cellegy's drugs Rectogesic® and Tostrex® outside of the U.S., Mexico, and Canada. Upon receipt of such payments, Cellegy agreed to make prompt payment to us. We alleged that we were owed 50% of a $2.0 million payment received by Cellegy in connection with the renegotiation of its license and distribution agreement for Rectogesic® in Europe, and that Cellegy's failure to pay us constituted an event of default under the Security Agreement and the related Secured Promissory Note. For Cellegy's breach of contract, we sought damages in the total amount of $6.4 million plus default interest from Cellegy.

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

On September 27, 2006, Cellegy announced that it had entered into an asset purchase agreement to sell its intellectual property rights and other assets relating to certain of its products and product candidates to Strakan International Limited (the Sale). Pursuant to a letter agreement between Cellegy and us, Cellegy agreed to pay us $3.0 million (the Payoff Amount) in full satisfaction of Cellegy’s obligations to us under the Secured Promissory Note, which had an outstanding principal amount of approximately $2.34 million, and the $3.5 million Nonnegotiable Convertible Senior Note (collectively, the Notes). Pursuant to the letter agreement, $500,000 of the Payoff Amount was paid to us in September 2006, and the remaining $2.5 million was paid to us in December 2006 upon consummation of the Sale. We had previously established an allowance for doubtful notes for the outstanding balance of the Notes; therefore, the Agreement did not result in the recognition of a loss. The $3.0 million received was recorded as a credit to litigation expense.

California Class Action Litigation

On September 26, 2005, we were served with a complaint in a purported class action lawsuit that was commenced against us in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, we accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, we filed an answer generally denying the allegations set forth in the complaint. In December 2005, we reached a tentative settlement of this action, subject to court approval. As a result, we reduced our accrual relating to asserted and unasserted claims relating to this matter to $600,000 during the quarter ended December 31, 2005. In October 2006, we received preliminary settlement approval from the court and the final approval hearing was held in January 2007. Pursuant to the settlement, we are currently in the process of distributing payments to the class members, their counsel and the California Labor and Workforce Development Agency in an aggregate amount of approximately $50,000.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “PDII.” The price range per share of common stock presented below represents the highest and lowest closing price for our common stock on the Nasdaq Global Market for the last two years by quarter:

	2006		2005
	HIGH	LOW	HIGH	LOW
First quarter	$15.00	$9.70	$21.45	$19.00
Second quarter	$14.59	$10.14	$20.77	$11.27
Third quarter	$15.50	$11.01	$15.99	$12.36
Fourth quarter	$11.57	$9.53	$15.24	$12.38

Holders

We had 336 stockholders of record as of March 8, 2007. Not reflected in the number of record holders are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our business.

Securities Authorized For Issuance Under Equity Compensation Plans

We have in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel. All equity compensation plans have been approved by security holders. The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2006:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance
	be issued upon exercise	exercise price of	(excluding securities
Plan Category	of outstanding options (a)(1)	outstanding options (b)	reflected in column (a)) (1)
Equity compensation plans
approved by security holders
(2004 Stock Award and
Incentive Plan, 2000 Omnibus
Incentive Compensation Plan,
and 1998 Stock Option Plan)	807,238	$26.03	1,028,453

Equity compensation plans not
approved by security holders	-	-	-
Total	807,238	$26.03	1,028,453

(1) Excludes restricted stock and stock-settled stock appreciation rights.

PDI, Inc.
Annual Report on Form 10-K (continued)

Issuer Purchases Of Equity Securities

From time to time, we repurchase our common stock on the open market or in privately negotiated transactions or both. We did not repurchase any shares of our common stock during 2006. On November 7, 2006 we announced that our Board of Directors authorized us to repurchase up to one million shares of our common stock. We have not repurchased any shares of our common stock during 2007 as of the date of this Form 10-K. Purchases, if any, will be made from available cash.

Comparative Stock Performance Graph

The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock, based on the market price of our common stock, with the total return of companies included within the Nasdaq Composite Index for the period commencing December 31, 2001 and ending December 31, 2006. The calculation of total cumulative return assumes a $100 investment in the Company’s common stock and the Nasdaq Composite Index on December 31, 2001, and the reinvestment of all dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The operations data for the years ended December 31, 2006, 2005, and 2004 and the balance sheet data at December 31, 2006 and 2005 are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K. The operations data for the years ended December 31, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. Operations data for the year ended December 31, 2006 include the effect of adopting of SFAS No. 123, “(Revised 2004): Share-Based Payment” (FAS 123R) as of January 1, 2006. Operations data for the years ended December 31, 2005, 2004, 2003, and 2002 do not include any effect from FAS 123R.

PDI, Inc.
Annual Report on Form 10-K (continued)

(in thousands, except per share data)	2006		2005		2004		2003		2002
Continuing operations data:
Total revenues, net	$239,242		$305,205		$345,797	(4)	$330,547	(5)	$295,199	(5)
Gross profit	55,844		52,402		92,633		84,960		25,070

Operating expenses	49,931	(1)	65,064	(2)	58,554		65,897		73,251	(6)
Asset impairment	-		6,178	(3)	-		-		-
Total operating expenses	49,931		71,242		58,554		65,897		73,251

Income (loss) from
continuing operations	$11,375		$(11,407)		$20,435		$11,931		$(29,540)

Per share data from continuing operations:
Income (loss) per share of common stock
Basic	$0.82		$(0.80)		$1.40		$0.84		$(2.11)
Diluted	$0.81		$(0.80)		$1.37		$0.83		$(2.11)

Weighted average number of shares outstanding:
Basic	13,859		14,232		14,564		14,231		14,033
Diluted	13,994		14,232		14,893		14,431		14,033

Balance sheet data:
Cash and short-term investments	$114,684		$97,634		$109,498		$114,632		$72,661
Working capital	112,186		92,264		96,156		100,009		81,854
Total assets	201,636		200,159		224,705		219,623		190,939
Total long-term debt	-		-		-		-		-
Stockholders' equity	149,197		135,610		165,425		138,488		123,211

(1)
Includes $4.0 million in credits to legal expense related to settlements in the Cellegy litigation matter and the California class action lawsuit and $2.0 million in charges for facilities realignment costs. See Note 9 and Note 17 to the consolidated financial statements for more details.

(2)	Includes $5.7 million for executive severance costs and $2.4 million for facilities realignment costs. See Notes 16 and 17 to the consolidated financial statements for more details.

(3)
Asset impairment charges include a $3.3 million non-cash charge for the impairment of the goodwill associated with the Select Access reporting unit; and a $2.8 million non-cash charge for the impairment of the Siebel sales force automation platform. See Notes 4 and 5 to the consolidated financial statements for more details.

(4)	Includes revenue of $4.9 million associated with the acquisition of Pharmakon on August 31, 2004.

(5)
Includes product revenue of negative $11.6 million in 2003 for the Ceftin returns reserve, which we began selling in the fourth quarter of 2000. For 2002, it includes product revenue of $6.4 million that related to Ceftin. See Note 15 to the consolidated financial statements for more details.

(6)	Includes $15.0 million for the initial licensing fee associated with the Cellegy License Agreement, and $3.2 million associated with our 2002 restructuring.

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements that involve risks, uncertainties and assumptions in this Form 10-K. Actual results may differ materially from those anticipated by these forward-looking statements as a result of various factors, including, but not limited to, those presented under the captions “Forward-Looking Statement Information” and “Risk Factors” contained elsewhere in this Form 10-K.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

OVERVIEW

We are a diversified sales and marketing services company serving the biopharmaceutical and life sciences industries. We create and execute sales and marketing programs. We do this by working with companies who own the intellectual property rights to these products and recognize our ability to add value to these products and maximize their sales performance. We have a variety of agreement types that we enter into with our customers, from fee for service arrangements to arrangements which involve risk-sharing and incentive based provisions.

DESCRIPTION OF REPORTING SEGMENTS AND NATURE OF CONTRACTS

In the fourth quarter of 2005, we announced that we would be discontinuing our medical devices and diagnostics (MD&D) business unit. Beginning in the second quarter of 2006, the MD&D business unit was reported as discontinued operations. At December 31, 2006, our reporting segments are as follows:

♦ Sales Services:
•	Performance Sales Teams; and
•	Select Access.

♦	Marketing Services:
•	Vital Issues in Medicine (VIM)®;
•	Pharmakon; and
•	TVG Marketing Research and Consulting (TVG).

♦ PDI Products Group (PPG).

An analysis of these reporting segments and their results of operations is contained in Note 21 to our consolidated financial statements and in the Consolidated Results of Operations discussion below.

Description of Businesses

Sales Services

This segment includes our Performance Sales Teams and Select Access’ Teams (formerly referred to as Shared Teams). This segment, which focuses on product detailing, represented 84.7% of consolidated revenue for the year ended December 31, 2006.

Product detailing involves a representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted. Contract sales teams can be deployed on either a dedicated or shared basis.

Performance Sales Teams (formerly Dedicated Teams)

A performance contract sales team works exclusively on behalf of one customer. The sales team is customized to meet the specifications of the team’s customer with respect to representative profile, physician targeting, product training, incentive compensation plans, integration with customers’ in-house sales forces, call reporting platform and data integration. Without adding permanent personnel, the customer gets a high quality, industry-standard sales team comparable to its internal sales force.

PDI, Inc.
Annual Report on Form 10-K (continued)

Select Access’

Select Access represents a shared sales team business model where multiple non-competing brands are represented for different pharmaceutical companies. Using these teams, we make a face-to-face selling resource available to those customers that want an alternative to a dedicated team. PDI Select Access is a leading provider of these detailing programs in the U.S. Since costs are shared among various companies, these programs may be less expensive for the customer than programs involving a dedicated sales force. With a shared sales team, the customer still receives targeted coverage of its physician audience within the representatives’ geographic territories.

Marketing Services

This segment, which includes our Pharmakon, TVG and VIM business units, represented 15.3% of consolidated revenue for the year ended December 31, 2006.

Pharmakon

Pharmakon’s emphasis is on the creation, design and implementation of promotional interactive peer persuasion programs. Each marketing program can be offered through a number of different venues, including teleconferences, dinner meetings, “lunch and learns,” and web casts. Within each of our programs, we offer a number of services including strategic design, tactical execution, technology support, audience recruitment, moderator services and thought leader management. In the last ten years, Pharmakon has conducted over 45,000 peer persuasion programs with more than 550,000 participants. Pharmakon’s peer programs can be designed as promotional or marketing research/advisory programs. In addition to peer persuasion programs, Pharmakon also provides promotional communications activities. We acquired Pharmakon in August 2004.

TVG Marketing Research & Consulting

TVG employs leading edge, and in some instances proprietary, research methodologies. We provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services, including studies to identify the highest impact business strategy, profile, positioning, message, execution, implementation and post implementation for a product. Our marketing research model improves the knowledge customers obtain about how physicians and other healthcare professionals will likely react to products.

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

Vital Issues in Medicine

VIM develops and executes continuing medical education services funded by the biopharmaceutical and medical device and diagnostics industries. Using an expert-driven, customized approach, we provide faculty development/advocacy, continuing medical education activities in a wide variety of formats, and interactive initiatives to generate added-value to our customers' portfolios.

PDI Products Group (PPG)

The goal of the PPG segment was to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the years ended December 31, 2006 and 2005.

Notwithstanding the fact that we have in recent years shifted our near-term strategy to deemphasize the PPG segment and focus on our service businesses, we may continue to review opportunities which may include copromotion, distribution arrangements, licensing and brand ownership of products. We currently do not expect any activity within the PPG segment in 2007.

Discontinued Operations

MD&D Contract Sales and Clinical Sales Teams

Our medical teams group provided an array of sales and marketing services to the MD&D industry. It provided dedicated sales teams to the MD&D industry as well as clinical after sales support teams.

PDI, Inc.
Annual Report on Form 10-K (continued)

Nature of Contracts by Segment

Our contracts are nearly all fee for service. They may contain operational benchmarks, such as a minimum amount of activity within a specified amount of time. These contracts may include incentive payments that can be earned if our activities generate results that meet or exceed performance targets. Contracts may be terminated with or without cause by our customers. Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks. Occasionally, our contracts may require us to meet certain financial covenants, such as maintaining a specified minimum amount of working capital.

Sales Services

During fiscal 2006, the majority of our revenue was generated by contracts for dedicated sales teams. These contracts are generally for a term of one to two years and may be renewed or extended. The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 90 days’ notice. Certain contracts provide for termination payments if the customer terminates the contract without cause. Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

Marketing Services

Our marketing services contracts generally take the form of either master service agreements with a term of one to three years or contracts specifically related to particular projects with terms typically lasting from two to six months. These contracts are generally terminable by the customer for any reason. Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer. There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business, financial condition or results of operations. Due to the typical size of most of TVG’s and VIM’s contracts, it is unlikely the loss or termination of any individual TVG or VIM contract would have a material adverse effect on our business, financial condition or results of operations.

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

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements and related disclosures in conformity with GAAP requires our management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. These assumptions and estimates are inherently uncertain.  Outlined below are accounting policies, which are important to our financial position and results of operations, and require the most significant judgments on the part of our management in their application.  Some of those judgments can be subjective and complex. Management’s estimates are based on historical experience, information from third-party professionals, facts and circumstances available at the time and various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates. Additionally, changes in estimates could have a material impact on our consolidated results of operations in any one period. For a summary of all of our significant accounting policies, including the accounting policies discussed below, see Note 1 to our consolidated financial statements.

Goodwill, Intangibles and Other Long-Lived Assets

We account for our purchases of acquired companies in accordance with SFAS No. 141, "Business Combinations" (FAS 141) and account for the related goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Additionally, we review our lived-assets for recoverability in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144).

PDI, Inc.
Annual Report on Form 10-K (continued)

The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests require significant management judgments and estimates.  These estimates are made based on, among others, consultations with an accredited independent valuation consultant, reviews of projected future cash flows and statutory regulations.  In accordance with FAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.  Since the entities we have acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

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

Revenue Recognition and Associated Costs

Revenue and associated costs under pharmaceutical detailing contracts are generally based on the number of physician details made or the number of sales representatives utilized. With respect to risk-based contracts, all or a portion of revenues earned are based on contractually defined percentages of either product revenues or the market value of prescriptions written and filled in a given period. These contracts are generally for terms of one to two years and may be renewed or extended. The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 90 days’ notice. Certain contracts provide for termination payments if the customer terminates us without cause. Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations. See Note 14 to the consolidated financial statements.

Revenue and associated costs under marketing service contracts are generally based on a single deliverable such as a promotional program, accredited continuing medical education seminar or marketing research/advisory program. The contracts are generally terminable by the customer for any reason. Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer. There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements would have a material adverse on our business, financial condition or results of operations. Due to the typical size of most contracts of TVG and VIM, it is unlikely the loss or termination of any individual TVG or VIM contract.

Service revenue is recognized on product detailing programs and certain marketing, promotional and medical education contracts as services are performed and the right to receive payment for the services is assured. Many of the product detailing contracts allow for additional periodic incentive fees to be earned if certain performance benchmarks have been attained. Revenue earned from incentive fees is recognized in the period earned and when we are reasonably assured that payment will be made. Under performance based contracts, revenue is recognized when the performance based parameters are achieved. Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met. Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved. Revenue and associated costs from marketing research contracts are recognize upon completion of the contract. These contracts are generally short-term in nature, typically lasting two to six months.

PDI, Inc.
Annual Report on Form 10-K (continued)

Cost of services consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Cost of services include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses.

Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff that are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings.

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which we are reimbursed at cost by our customers. In accordance with the requirements of Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (EITF 01-14), reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of goods and services in the consolidated statements of operations.

Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. For all contracts, training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. When we receive a specific contract payment from a customer upon commencement of a product detailing program expressly to compensate us for recruiting, hiring and training services associated with staffing that program, such payment is deferred and recognized as revenue in the same period that the recruiting and hiring expenses are incurred and amortization of the deferred training is expensed. When we do not receive a specific contract payment for training, all revenue is deferred and recognized over the life of the contract.

Product revenue was recognized when products are shipped and title is transferred to the customer. Product revenue for the year ended December 31, 2004 was negative, primarily from the adjustments to the Ceftin sales returns reserve, as discussed in Note 15, net of the sale of the Xylos Corporation (Xylos) wound care products.

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

Allowance for Doubtful Accounts

 We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We review a customer’s credit history before extending credit. We establish an allowance for doubtful accounts based on the aging of a customer’s accounts receivable or when we become aware of a customer’s inability to meet its financial obligations (e.g., a bankruptcy filing). We operate almost exclusively in the pharmaceutical industry and to a great extent our revenue is dependent on a limited number of large pharmaceutical companies. We also partner with customers in the emerging pharmaceutical sector, some of whom may have limited financial resources. A general downturn in the pharmaceutical industry or a material adverse event to one or more of our emerging pharmaceutical customers could result in higher than expected customer defaults requiring additional allowances.

PDI, Inc.
Annual Report on Form 10-K (continued)

Self-Insurance Accruals

We are self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related losses for our company-leased cars. Our liability is estimated on an actuarial undiscounted basis using individual case-based valuations and statistical analysis supplied by our insurance brokers and insurers and is based upon judgment and historical experience; however, the final cost of many of these claims may not be known for five years or longer. We maintain stop-loss coverage with third-party insurers to limit our total exposure on these programs. Management reviews these accruals on a quarterly basis. At December 31, 2006 and 2005, self-insurance accruals totaled $2.5 million and $3.8 million, respectively.

Contingencies

In the normal course of business, we are subject to various contingencies.  Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated, or otherwise disclosed, in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5). We are currently involved in certain legal proceedings and, as required, we have accrued our estimate of the probable costs for the resolution of these claims.  These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  Predicting the outcome of claims and litigation, and estimating related costs and exposures, involves substantial uncertainties that could cause actual costs to vary materially from estimates.

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

We operate in multiple tax jurisdictions and provide taxes in each jurisdiction where we conduct business and are subject to taxation.  The breadth of our operations and the complexity of the various tax laws require assessments of uncertainties and judgments in estimating the ultimate taxes we will pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits. We have established estimated liabilities for federal and state income tax exposures that arise and meet the criteria for accrual under SFAS 5. These accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process.  We adjust these accruals as facts and circumstances change, such as the progress of a tax audit. We believe that any potential audit adjustments will not have a material adverse effect on our financial condition or liquidity. However, any adjustments made may be material to our consolidated results of operations for a reporting period.

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  Deferred tax assets are regularly reviewed for recoverability.  We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences. The realization of these assets is dependent on generating future taxable income.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated below selected statement of continuing operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future operating results.

	Years Ended December 31,
Continuing operations data	2006	2005	2004	2003	2002
Revenues:
Service, net	100.0%	100.0%	100.4%	103.5%	97.8%
Product, net	-	-	(0.4%)	(3.5%)	2.2%
Total revenues, net	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods and services:
Cost of services	76.7%	82.8%	73.1%	73.9%	91.5%
Cost of goods sold	-	-	0.1%	0.4%	-
Total cost of goods and services	76.7%	82.8%	73.2%	74.3%	91.5%

Gross profit	23.3%	17.2%	26.8%	25.7%	8.5%

Operating expenses:
Compensation expense	11.7%	8.5%	8.9%	10.6%	10.4%
Other selling, general and administrative	9.5%	9.6%	7.2%	8.6%	13.3%
Asset impairment	-	2.0%	-	-	-
Executive severance	0.2%	1.9%	0.1%	-	-
Legal and related costs, net	(1.4%)	0.6%	0.7%	0.7%	1.1%
Facilities realignment	0.8%	0.8%	-	-	-
Total operating expenses	20.9%	23.3%	16.9%	19.9%	24.8%

Operating income (loss)	2.5%	(6.2%)	9.9%	5.8%	(16.3%)
Gain (loss) on investments	-	1.5%	(0.3%)	-	-
Interest income, net	2.0%	1.0%	0.5%	0.3%	0.7%
Income (loss) from continuing operations
before income taxes	4.5%	(3.7%)	10.1%	6.1%	(15.7%)
Income tax (benefit) expense	(0.3%)	0.1%	4.2%	2.5%	(5.6%)
Income (loss) from continuing operations	4.8%	(3.7%)	5.9%	3.6%	(10.0%)

Comparison of 2006 and 2005

Revenue (in thousands)

			Change	Change
	2006	2005	($)	(%)
Sales services	$202,748	$270,420	$(67,672)	(25.0%)
Marketing services	36,494	34,785	1,709	4.9%
PPG	-	-	-	-
Total	$239,242	$305,205	$(65,963)	(21.6%)

Total revenues for 2006 were $239.2 million, a decrease of $66.0 million or 21.6% from revenues of $305.2 million for 2005. The decrease was primarily related to the termination of the AstraZeneca sales force effective April 30, 2006 which consisted of approximately 800 representatives. The Astra Zeneca termination resulted in a decrease in revenue of approximately $63.8 million.

PDI, Inc.
Annual Report on Form 10-K (continued)

The sales services segment generated $202.7 million in revenue for 2006, a decrease of $67.7 million compared to 2005. This decrease is primarily related to the AstraZeneca sales force termination mentioned above.

On September 26, 2006, we announced that we had received verbal notification from GSK of its intention not to renew its contract sales engagement with us for 2007. The contract, which represented approximately $65 million to $70 million in revenue on an annual basis, expired as scheduled on December 31, 2006.

On October 25, 2006, we also announced that we had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006. The contract, which represented approximately $18 million to $20 million in revenue on an annual basis, was previously scheduled to expire on December 31, 2006.

The marketing services segment generated $36.5 million in revenue in 2006, an increase of $1.7 million or 4.9% from revenue of $34.8 million in 2005. This is attributable to a $4.7 million increase in Pharmakon revenue, partially offset by declines in revenue at both the TVG and VIM units.

The PPG segment did not have any revenue in 2006.

Cost of services (in thousands)

			Change	Change
	2006	2005	($)	(%)
Sales services	$163,735	$231,768	$(68,033)	(29.4%)
Marketing services	19,663	21,035	(1,372)	(6.5%)
PPG	-	-	-	-
Total	$183,398	$252,803	$(69,405)	(27.5%)

Cost of services for 2006 was $183.4 million, which was $69.4 million or 27.5% less than cost of services of $252.8 million for 2005. The sales services segment had a reduction of $68.0 million in cost of services, which is primarily attributable to the reduction in the size of the sales force including the AstraZeneca termination mentioned above. Cost of services within the marketing services segment decreased approximately $1.4 million, or 6.5%. The PPG segment had no costs of services expense in either 2006 or 2005.

Gross profit (in thousands)

		% of		% of	Change	Change
	2006	revenue	2005	revenue	($)	(%)
Sales services	$39,013	19.2%	$38,652	14.3%	$(361)	0.9%
Marketing services	16,831	46.1%	13,750	39.5%	(3,081)	22.4%
PPG	-	-	-	-	-	-
Total	$55,844	23.3%	$52,402	17.2%	$(3,442)	6.6%

During 2006 the gross profit percentage was 23.3% compared to 17.2% in the comparable prior year period. The primary reasons for the increase were as follows:

•	an increase in incentive revenue earned - $3.2 million greater in 2006 than 2005;
•	the higher margin businesses within marketing services were a greater portion of consolidated revenue than they were in the prior period (15.3% in 2006 vs. 11.4% in 2005)
•
The gross profit percentage from our two largest customers was higher in 2006 than in 2005. The primary reasons for this improvement were: 1) greater incentive revenue earned; 2) fewer net contractual penalties incurred for stated performance benchmarks; and 3) more stable service costs. In 2005, the sharp increase in fuel and travel costs was greater than the rates specified in our contracts which lowered our gross profit percentages; whereas in 2006 there was not a large disparity in fuel and travel costs when compared to our contractual reimbursements.

The sales services segment had gross profit of $39.0 million in 2006, with a gross profit percentage of 19.2%. During 2005 this segment had gross profit of $38.7 million and a gross profit percentage of 14.3%. The increase in gross profit percentage can be attributed to the reasons listed above.

PDI, Inc.
Annual Report on Form 10-K (continued)

The marketing services segment earned gross profit of $16.8 million and $13.8 million for 2006 and 2005, respectively. The increase in gross profit attributable to the marketing services segment is due to the increase in gross profit associated with Pharmakon which had greater revenue in 2006. The gross profit percentage increased to 46.1% from 39.5% in the comparable prior year period due primarily to the increase in gross profit at Pharmakon as well as an increase in gross profit percentage at VIM.

The PPG segment had no gross profit in 2006 or 2005.

(Note: Compensation and other Selling, General and Administrative (other SG&A) expense amounts for each segment contain allocated corporate overhead.)

Compensation expense (in thousands)

		% of		% of	Change	Change
	2006	revenue	2005	revenue	($)	(%)
Sales services	$19,410	9.6%	$18,397	6.8%	$1,013	5.5%
Marketing services	8,665	23.7%	7,499	21.6%	1,166	15.5%
PPG	-	-	1	-	(1)	(100.0%)
Total	$28,075	11.7%	$25,897	8.5%	$2,178	8.4%

Compensation expense for 2006 was $28.1 million, an increase of $2.2 million or 8.4% compared to the $25.9 million for the comparable prior year period. This increase can be primarily attributed to an increase in incentive compensation accruals in 2006 due to the improved performance of the company as compared to the incentive compensation accrued in 2005. Increases in incentive accruals were partially offset by decreases in salaries of approximately $2.9 million and the absence of a national managers meeting which cost approximately $800,000 in 2005. As a percentage of total revenue, compensation expense increased to 11.7% for 2006 from 8.5% in 2005 primarily due to the decrease in revenue.

Compensation expense for the sales services segment was $19.4 million, an increase of approximately $1.0 million or 5.5%.

Compensation expense for the marketing services segment was $8.7 million in 2006, a 15.5% increase over $7.5 million in the comparable prior year period. This increase is primarily due to the increased amount of incentives accrued within the segment in 2006.

The PPG segment did not have any compensation expense in 2006 or 2005.

Other SG&A (in thousands)

		% of		% of	Change	Change
	2006	revenue	2005	revenue	($)	(%)
Sales services	$18,109	8.9%	$23,607	8.7%	$(5,498)	(23.3%)
Marketing services	4,501	12.3%	5,775	16.6%	(1,274)	(22.1%)
PPG	-	-	10	-	(10)	(100.0%)
Total	$22,610	9.5%	$29,392	9.6%	$(6,782)	(23.1%)

Total other SG&A expenses were $22.6 million in 2006, versus $29.4 million in 2005, a decrease of $6.8 million or 23.1%. This decrease is mainly attributable to the following: a decrease in facility costs of approximately $1.2 million; a reduction in bad debt expense of $1.8 million, $755,000 of which was recorded in 2005 that pertained to the TMX loan (see Note 6 to the consolidated financial statements for further information); and a reduction in miscellaneous office operations expense of $1.9 million. Some of the main categories within office operations expense are business insurance, software licenses and maintenance, and telephone and internet charges. As a percentage of total revenue, other SG&A expenses decreased to 9.5% from 9.6% in 2005.

Other SG&A expenses associated with the sales services segment were $18.1 million, a decrease of $5.5 million or 23.3%. This decrease is primarily attributable to the reasons mentioned above.

Other SG&A expenses for the marketing services segment decreased by $1.3 million or 22.1%. This decrease is primarily attributable to a decrease in facility costs related to our Dresher, Pennsylvania facility.

Other SG&A expenses in the PPG segment were zero in 2006 and approximately $10,000 in 2005.

PDI, Inc.
Annual Report on Form 10-K (continued)

Asset impairment

We recognized asset impairment charges of $6.2 million for the year ended December 31, 2005. The charges related to Select Access goodwill impairment - $3.3 million in the fourth quarter of 2005; and $2.8 million associated with the write-down of our Siebel sales force automation software in the second quarter of 2005. See Notes 4 and 5 to the consolidated financial statements for more details on these asset impairments.

Executive severance

In 2006, we incurred approximately $573,000 in executive severance costs that related to the departure of one executive. In 2005 we incurred approximately $5.7 million in executive severance costs. These expenses were primarily attributable to resignations of our CEO - $2.8 million, and our CFO - $1.6 million. The remaining costs pertained to other executives who resigned during the year or for which settlements were reached during that period.

Legal and related costs

In 2006, we had a net credit to legal expense of $3.3 million as compared to $1.7 million in expense in the comparable prior year period. The credit to legal expense included approximately $3.5 million in cash received in relation to the Cellegy litigation matter; and approximately $516,000 in credits related to the reversing of the California class action lawsuit accrual. For details on both legal matters, see Note 9 to the consolidated financial statements. In 2005, legal expense primarily consisted of legal fees associated with the Cellegy litigation matter, net of any settlement payments received and $566,000 that was accrued for the California class action lawsuit.

Facilities realignment

In 2006, we had net charges of approximately $657,000 related to unused office space capacity at our Saddle River, New Jersey and Dresher, Pennsylvania locations and approximately $1.3 million in expense related to the impairment of fixed assets associated with the unused office space at these facilities. Total charges in 2006 for the sales services segment are approximately $1.3 million and approximately $675,000 was charged to the marketing services segment. In 2005, we took charges of approximately $2.4 million related to unused office space capacity at our Saddle River and Dresher locations. There was a charge of approximately $1.1 million recorded in the sales services segment and a charge of approximately $1.3 million recorded in the marketing services segment. There are approximately 19,400 and 11,000 square feet of unused office space at Saddle River and Dresher, respectively, which we are seeking to sublease in 2007.

Operating income (loss) (in thousands)

		% of		% of	Change	Change
	2006	revenue	2005	revenue	($)	(%)
Sales services	$33	0.0%	$(17,386)	(6.4%)	$17,419	100.2%
Marketing services	2,798	7.7%	(1,186)	(3.4%)	3,984	335.9%
PPG	3,082	0.0%	(268)	0.0%	3,350	1,250.0%
Total	$5,913	2.5%	$(18,840)	(6.2%)	$24,753	131.4%

There was operating income of $5.9 million in 2006 as compared to an operating loss of $18.8 million in 2005. This large increase can be attributed to several factors, including the following: a reduction in corporate overhead; an improved contribution from the marketing services segment; net $3.1 million in operating income that pertained primarily to the settling of the Cellegy litigation matter; asset impairments totaling $6.2 million that impacted 2005; and the improved performance of Select Access which showed a $4.4 million increase in gross profit which led to higher operating income. There was operating income for the sales services segment of approximately $33,000 as compared to an operating loss of $17.4 million in 2005. The asset impairments in 2005 and the improved performance of Select Access were two of the main factors for this increase. There was operating income in 2006 for the marketing services segment of $2.8 million compared to an operating loss of $1.2 million in the comparable prior year period. The loss in 2005 was primarily attributable to the facilities realignment expenses associated with this segment. There was operating income of $3.1 million in 2006 in the PPG segment which consisted entirely of settlement payments from Cellegy, net of legal expenses. There was an operating loss for the PPG segment in 2005 of $268,000 that was attributable to Cellegy litigation expenses, net of settlements received.

Gain/loss on investment

We recognized a gain on sale of our In2Focus investment of approximately $4.4 million in the second quarter of 2005.

PDI, Inc.
Annual Report on Form 10-K (continued)

Interest income, net

Interest income, net, for 2006 and 2005 was approximately $4.7 million and $3.2 million, respectively. The increase is primarily attributable to an increase in interest rates for 2006 as well as larger available cash balances.

Provision for income taxes

We recorded a benefit for incomes taxes of $724,000 for the year ended December 31, 2006, compared to a provision for income taxes of $201,000 for the year ended December 31, 2005. Our overall effective tax rate was a benefit of 6.8% and a provision of 1.8% for the years ended December 31, 2006 and 2005, respectively.  The 2006 rate includes a reduction in valuation allowance of $2.9 million related to deferred tax assets realized in 2006 which corresponds to a rate benefit of 26.9%; tax-exempt income of $1.8 million which corresponds to a rate benefit of 6.0%; and state tax benefits of $1.2 million which corresponds to a rate benefit of 11.3%.  Without these items, we would have had a 37.4% effective tax rate in 2006.

Income (loss) from continuing operations

There was income from continuing operations for the year ended December 31, 2006 of approximately $11.4 million, compared to a loss from continuing operations of approximately $11.4 million for the year ended December 31, 2005.

Discontinued operations

Revenue from discontinued operations for the years ended December 31, 2006 and 2005 was approximately $1.9 million and $14.2 million, respectively. There was income from discontinued operations before income tax for the year ended December 31, 2006 of $693,000 and a loss from discontinued operations before income tax for the year ended December 31, 2005 of $8.0 million. Income from discontinued operations, net of tax, for the year ended December 31, 2006 was approximately $434,000. There was a loss from discontinued operations for the year ended December 31, 2005 of approximately $8.0 million, primarily attributable to the write-off of MD&D goodwill.

Net income (loss)

There was net income of $11.8 million in 2006, compared to a net loss for 2005 of $19.5 million, due to the factors discussed above.

Comparison of 2005 and 2004

Revenue (in thousands)

			Change	Change
	2005	2004	($)	(%)
Sales services	$270,420	$313,784	$(43,364)	(13.8%)
Marketing services	34,785	29,057	5,728	19.7%
PPG	-	2,956	(2,956)	(100.0%)
Total	$305,205	$345,797	$(40,592)	(11.7%)

Total revenue for 2005 was $305.2 million, a decrease of $40.6 million or 11.7% from revenue of $345.8 million for 2004. The decrease was primarily related to the reduction in the AstraZeneca sales force for 2005 by a monthly average of approximately 375 sales reps as compared to 2004. Service revenue was $305.2 million, a decrease of $42.1 million or 12.1% from revenue of $347.3 million in 2004. Product net revenue for 2004 was negative $1.5 million primarily as a result of a $1.7 million increase in the Ceftin reserve (See Note 15 to the consolidated financial statements).

The sales services segment generated $270.4 million in revenue for 2005, a decrease of $43.4 million compared to 2004. This decrease is primarily related to the AstraZeneca sales force reduction for 2005 mentioned above. Sales services revenue from the AstraZeneca contracts in 2005 was approximately $45.8 million less when compared to the comparable prior year period. While our business development efforts yielded several contracts that were either new or of increased size, those revenue increases were offset by decreases in other contracts that were either reduced in size or closed-out.

PDI, Inc.
Annual Report on Form 10-K (continued)

The marketing services segment generated $34.8 million in revenue in 2005, an increase of $5.7 million or 19.7% from revenue of $29.1 million in 2004. This increase was attributable to having Pharmakon results for twelve months in 2005 versus four months in 2004; Pharmakon was acquired on August 31, 2004. The additional revenue generated by Pharmakon was partially offset by declines in revenue at both the TVG and former EdComm units.

The PPG segment did not have any revenue in 2005. The PPG segment generated net revenue of $3.0 million in 2004, which consisted of $4.5 million in service revenue offset by negative product revenue of $1.5 million. The service revenue of $4.5 million was generated almost entirely by revenue from Lotensin royalties; the negative product revenue of $1.5 million was primarily related to the increase in the Ceftin sales returns reserve. As our responsibility to accept product returns ended December 31, 2004, no further material increases to this reserve are likely.

Cost of goods and services (in thousands)

			Change	Change
	2005	2004	($)	(%)
Sales services	$231,768	$236,681	$(4,913)	(2.1%)
Marketing services	21,035	16,352	4,683	28.6%
PPG	-	131	(131)	(100.0%)
Total	$252,803	$253,164	$(361)	(0.1%)

Cost of goods and services for 2005 was $252.8 million, which was $361,000 less than cost of services of $253.2 million for 2004.

Gross profit (in thousands)

		% of		% of	Change	Change
	2005	revenue	2004	revenue	($)	(%)
Sales services	$38,652	14.3%	$77,103	24.6%	$38,451	(49.9%)
Marketing services	13,750	39.5%	12,705	43.7%	(1,045)	8.2%
PPG	-	-	2,825	95.6%	2,825	(100.0%)
Total	$52,402	17.2%	$92,633	26.8%	$40,231	(43.4%)

During 2005 the gross profit percentage was 17.2% compared to 26.8% in the comparable prior year period. The primary reasons for the large percentage decrease were as follows:

•	A decrease in incentive payments ($2.6 million) received in 2005 as compared to 2004;
•	Higher amount of net penalties accrued in 2005 ($2.0 million) as compared to 2004;
•	Lower contractual margins for some of our 2005 contract renewals;
•	Market conditions that led to increases in field compensation and other field costs (i.e. gas, travel) that were, in some cases, higher than the rates specified in our contracts; and
•	No PPG revenues or gross profit earned in 2005 as compared to 2004 when revenue was $3.0 million and gross profit was $2.8 million.

The sales services segment had gross profit of $38.7 million in 2005, with a gross profit percentage of 14.3%; during 2004 this segment had gross profit of $77.1 million and a gross profit percentage of 24.6%. The decrease of $38.5 million is primarily attributable to the reduction in the AstraZeneca sales force as well as the factors mentioned directly above.

The marketing services segment earned gross profit of $13.8 million and $12.7 million for 2005 and 2004, respectively. The increase in gross profit attributable to the marketing services segment is due to the increase in gross profit associated with Pharmakon; this was partially offset by decreases in gross profit at both the TVG and former EdComm units. The gross percentage declined slightly from 43.7% in 2004 to 39.5% in 2005.

The PPG segment had no gross profit in 2005. The PPG segment had $2.8 million in gross profit for 2004 which was entirely attributable to the Lotensin royalties received in 2004, partially offset by the negative gross profit associated with the increase in the Ceftin reserve.

PDI, Inc.
Annual Report on Form 10-K (continued)

(Note: Compensation and other SG&A expense amounts for each segment contain allocated corporate overhead.)

Compensation expense (in thousands)

		% of		% of	Change	Change
	2005	revenue	2004	revenue	($)	(%)
Sales services	$18,397	6.8%	$21,826	7.0%	$(3,429)	(15.7%)
Marketing services	7,499	21.6%	7,367	25.4%	132	1.8%
PPG	1	0.0%	1,441	48.7%	(1,440)	(99.9%)
Total	$25,897	8.5%	$30,634	8.9%	$(4,737)	(15.5%)

Compensation expense for 2005 was $25.9 million, a decrease of $4.7 million or 15.5% less than the $30.6 million for the comparable prior year period. This decrease can be primarily attributed to an overall decrease in the amount of incentive compensation in 2005. As a percentage of total revenue, compensation expense decreased to 8.5% for 2005 from 8.9% in 2004.

Compensation expense for the sales services segment was $18.4 million, a decrease of $3.4 million from the comparable prior year period. This decrease can be attributable to the reduction in incentive compensation mentioned above.

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

Other SG&A (in thousands)

		% of		% of	Change	Change
	2005	revenue	2004	revenue	($)	(%)
Sales services	$23,607	8.7%	$20,097	6.4%	$3,510	17.5%
Marketing services	5,775	16.6%	3,686	12.7%	2,089	56.7%
PPG	10	0.0%	1,244	42.1%	(1,234)	(99.2%)
Total	$29,392	9.6%	$25,027	7.2%	$4,365	17.4%

Total other SG&A expenses were $29.4 million in 2005, versus $25.0 million in 2004, an increase of $4.4 million or 17.4%. This increase is mainly attributable to the following: an increase in marketing spend of $1.2 million; an increase in compliance costs of $1.0 million; and an increase in outsourcing and consulting costs of $1.4 million. As a percentage of total revenue, other SG&A expenses increased to 9.6% from 7.2% in 2004.

Other SG&A expenses associated with the sales services segment were $23.6 million, an increase of $3.5 million or 17.5%. This increase is primarily attributable to the reasons mentioned above.

Other SG&A expenses for the marketing services segment increased by $2.1 million or 56.7%. Approximately $800,000 was related to costs involved in moving to TVG’s new facility. Amortization expense increased by approximately $850,000 as result of having a full twelve months of amortization associated with Pharmakon as opposed to four months in 2004.

Other SG&A expenses in the PPG segment were approximately $10,000 for 2005, as compared to $1.2 million in 2004. In 2004, those costs were primarily related to closeout activities associated with that segment.

Asset impairment

We recognized asset impairment charges of $6.2 million for the year ended December 31, 2005. The charges related to Select Access goodwill impairment - $3.3 million in the fourth quarter of 2005; and $2.8 million associated with the write-down of our Siebel sales force automation software in the second quarter of 2005. See Notes 4 and 5 to the consolidated financial statements for more details on these asset impairments.

PDI, Inc.
Annual Report on Form 10-K (continued)

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

Legal and related costs

In 2005, we incurred approximately $1.7 million in legal expenses as compared to $2.4 million in the comparable prior year period. Included in 2005 is a $566,000 litigation accrual related to the California class action lawsuit. For details on this lawsuit, see Note 9 to the consolidated financial statements. In 2004, the legal costs of $2.4 million were primarily related to the Cellegy litigation.

Facilities realignment

In the fourth quarter of 2005, we took charges of approximately $2.4 million related to unused office space capacity at our Saddle River, New Jersey and Dresher, Pennsylvania locations. There was a charge of approximately $1.1 million recorded in the sales services segment and a charge of approximately $1.3 million recorded in the marketing services segment. The charges were for approximately 7,300 and 11,000 square feet of unused office space at Saddle River and Dresher, respectively.

Operating Income (Loss) (in thousands)

		% of		% of	Change	Change
	2005	revenue	2004	revenue	($)	(%)
Sales services	$(17,386)	(6.4%)	$32,906	10.5%	$(50,292)	(152.8%)
Marketing services	(1,186)	(3.4%)	1,535	5.3%	(2,721)	(177.3%)
PPG	(268)	0.0%	(362)	(12.2%)	94	26.0%
Total	$(18,840)	(6.2%)	$34,079	9.9%	$(52,919)	(155.3%)

There was an operating loss of $18.8 million in 2005 as compared to operating income for 2004 of $34.1 million. This large decrease can be attributed to several factors, including the reduction in the size of the dedicated contract sales force and lower gross profit margins (as discussed above); the asset impairments and executive severance costs mentioned above; and facility realignment costs. There was an operating loss for the sales services segment of $17.4 million as compared to operating income of $32.9 million in 2004 and was primarily due to the factors discussed above. There was an operating loss in 2005 for the marketing services segment of $1.2 million compared to operating income of $1.5 million in the comparable prior year period. The loss in 2005 was primarily attributable to the facilities realignment expenses associated with this segment. There was an operating loss for the PPG segment in 2005 of $268,000 that was attributable to Cellegy litigation expenses, net of settlements received. In 2004, PPG had an operating loss of $362,000 that primarily related to the closing out of that segment.

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

Provision for income taxes

We recorded a provision for income taxes of $201,000 for 2005, compared to $14.4 million for 2004. Our overall effective tax rate was 1.8% and 41.4% for 2005 and 2004, respectively. The 2005 rate includes a release of $1.7 million valuation allowance on capital loss carryforwards, which corresponds to a rate benefit of 8.8%; as well as $9.3 million (or 48.4%) federal and state valuation allowances on net deferred tax assets since management believes it was more likely than not that these deferred tax assets would not be realized. Without these valuation allowance items, we would have had a 38.5% rate benefit in 2005.

PDI, Inc.
Annual Report on Form 10-K (continued)

(Loss) income from continuing operations

There was a loss from continuing operations for the year ended December 31, 2005 of approximately $11.4 million, compared to income from continuing operations of approximately $20.4 million for the year ended December 31, 2004.

Discontinued operations

Revenue from discontinued operations for the years ended December 31, 2005 and 2004 was approximately $14.2 million and $18.6 million, respectively. There was a loss from discontinued operations before income tax for the year ended December 31, 2005 of $8.0 million and income from discontinued operations before income tax for the year ended December 31, 2004 of $1.1 million. There was a loss from discontinued operations, net of tax, for the year ended December 31, 2005 of approximately $8.0 million and income from discontinued operations, net of tax, for the year ended December 31, 2004 of $697,000.

Net (loss) income

There was a net loss of $19.5 million in 2005, compared to net income for 2004 of $21.1 million, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash and cash equivalents and short-term investments of approximately $114.7 million and working capital of $112.2 million, compared to cash and cash equivalents and short-term investments of approximately $97.6 million and working capital of approximately $92.3 million at December 31, 2005.

For the year ended December 31, 2006, net cash provided by operating activities was $19.7 million, compared to $3.1 million net cash provided by operating activities in 2005. The main components of cash provided by operating activities during 2006 were:

•	net income of $11.8 million;

•
depreciation and other non-cash expense of $10.4 million which included depreciation expenses of $4.4 million; stock compensation expense of $1.7 million; decrease in the net deferred tax asset of $2.7 million and facilities’ realignment of approximately $1.3 million offset by recoveries of doubtful accounts and notes of $1.0 million;

•	offset by a net decrease in other changes in assets and liabilities of $2.6 million which includes a $5.4 million federal tax refund received in the fourth quarter of 2006.

The net changes in the “other changes in assets and liabilities” section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues. These variations may change in size and direction with each reporting period.

As of December 31, 2006, we had $4.2 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally, all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of December 31, 2006, we had $14.3 million of unearned contract revenue. When we bill customers for services before the revenue has been earned, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the year ended December 31, 2006, net cash used in investing activities was $65.4 million. The main components consisted of the following:

•
Approximately $63.9 million used in the purchase of short-term investments. Our investments consist of a laddered portfolio of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper. We are focused on preserving capital, maintaining liquidity, and maximizing returns, in accordance with our investment criteria.

•
Capital expenditures for the year ended December 31, 2006 of $1.8 million, which consisted primarily of capital expenditures associated with IT and other computer-related expenditures. Capital expenditures for the year ended December 31, 2005 were $5.8 million, which consisted primarily of capital expenditures associated with the relocation of our offices within the marketing services group and for costs associated with the rollout of our new sales force automation software.

PDI, Inc.
Annual Report on Form 10-K (continued)

On August 31, 2004, we acquired substantially all of the assets of Pharmakon, LLC in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions of SFAS No. 141. We made payments to the members of Pharmakon, LLC on August 31, 2004 of $27.4 million, of which $1.5 million was deposited into an escrow account, and we assumed approximately $2.6 million in net liabilities. As of December 31, 2006, all escrow payments have been made and the escrow balance is zero. Approximately $1.1 million in direct costs of the acquisition were also capitalized. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC received approximately $1.4 million in additional payments on April 1, 2005 for the year ended December 31, 2004.

No additional payments were made in 2006 nor will any be made in 2007 since the Pharmakon business did not exceed its specified 2005 and 2006 performance benchmarks, respectively. In connection with this transaction, we have recorded $13.6 million in goodwill and $18.9 million in other identifiable intangibles through December 31, 2006. The identifiable intangible assets have a weighted average remaining amortization period of 12.6 years.

For the year ended December 31, 2006, net cash provided by financing activities consisted of $110,000 related to the exercise of stock options, net of related tax effects. For the year ended December 31, 2005, net cash used in financing activities was approximately $11.8 million. Approximately $13.1 million was used in the repurchasing of shares of our common stock. This was partially offset by proceeds from the exercise of stock options and the issuance of shares under the employee stock purchase plan of $1.3 million. The employee stock purchase plan was discontinued in 2005.

On April 27, 2005, we terminated our original 2001 stock repurchase plan. On May 2, 2005, we announced plans to repurchase up to a million of our outstanding shares of common stock as authorized by our Board of Directors. We repurchased 996,900 shares in 2005 with an average purchase price of $12.90 under that plan. The plan was terminated in 2006.

We did not repurchase any shares of our common stock during 2006. On November 7, 2006 we announced that the Board of Directors authorized us to repurchase up to one million shares of our common stock. We have not repurchased any shares of our common stock during 2007 as of the date of this Form 10-K. Purchases, if any, will be made from our available cash.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the year ended December 31, 2006, we had two major customers that accounted for approximately 28.5% and 18.3%, respectively, or a total of 46.8% of our service revenue. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major customers, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition or results of operations. For example, on April 30, 2006, AstraZeneca terminated its contract sales force arrangement with us, as previously announced on February 28, 2006. The size of the AstraZeneca sales force was approximately 800 representatives. The revenue impact of this termination was $63.8 million in 2006. Additionally, on September 26, 2006, we announced that GSK would not be renewing its current contract with us when it expired on December 31, 2006. This represents a loss of revenue between $65 and $70 million for 2007. Furthermore, on October 25, 2006, we announced that we had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006. The contract, which represented approximately $18 million to $20 million in revenue on an annual basis, was scheduled to expire on December 31, 2006. Unless and until we generate sufficient new business to offset the loss of the aforementioned contracts, the current results will not be duplicated in future periods and future revenue and cash flows will decrease.

In 2006, we had net charges of approximately $657,000 related to unused office space capacity at our Saddle River, New Jersey and Dresher, Pennsylvania locations and $1.3 million in asset impairment charges for leasehold improvements and furniture and fixtures associated with the unused office space at those facilities. In the fourth quarter of 2005, we took charges of approximately $2.4 million related to unused office space capacity at our Saddle River, New Jersey and Dresher, Pennsylvania locations. There are approximately 19,400 and 11,000 square feet of unused office space at Saddle River and Dresher, respectively, which we are seeking to sublease in 2007. As a result of preparing the Saddle River space for subletting we expect to incur approximately $200,000 in capital expenditures in 2007. A rollforward of the activity for the facility realignment plan is as follows:

PDI, Inc.
Annual Report on Form 10-K (continued)

Balance as of December 31, 2004	$-
Facility realignment charge	2,354
Payments	(19)
Balance as of December 31, 2005	$2,335

Accretion	51
Payments	(680)
Adjustments	606
Balance as of December 31, 2006	$2,312

Cash flows from discontinued operations are included in the consolidated statement of cash flows. The absence of cash flows from the discontinued operation has had no material impact on cash flows. We are not expecting any material cash outlays with regards to this discontinued operation in the future.

Acquisitions are a part of our corporate strategy. We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements for at least the next 12 months. However, we may require alternative forms of financing if and when we make acquisitions.

Contractual Obligations

We have committed cash outflow related to operating lease agreements, and other contractual obligations. Minimum payments for these long-term obligations are:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractrual obligations (1)	$6,523	$4,496	$2,027	$-	$-
Operating lease obligations
Minimum lease payments	30,641	3,100	6,516	6,462	14,563
Less minimum sublease rentals (2)	(1,452)	(401)	(801)	(250)	-
Net minimum lease payments	29,189	2,699	5,715	6,212	14,563
Total	$35,712	$7,195	$7,742	$6,212	$14,563

(1)	Amounts represent contractual obligations related to software license contracts, IT consulting contracts and outsourcing contracts for employee benefits administration and software system support.

(2)
On June 21, 2005, we signed an agreement to sublease approximately 16,000 square feet of the first floor at our corporate headquarters facility in Saddle River, New Jersey. The sublease is for a five-year term commencing July 15, 2005, and provides for approximately $2 million in lease payments over the five-year period.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

Selected Quarterly Financial Information (unaudited)

The following table set forth selected quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands except per share data):

PDI, Inc.
Annual Report on Form 10-K (continued)

	For the Quarters ended
	March 31	June 30	September 30	December 31
2006 Quarters:
Total revenues, net	$77,144	$54,951	$51,317	$55,830
Gross profit	18,704	11,958	12,403	12,779
Operating income (loss) (1)	7,504	37	(611)	(1,017)
Income from
continuing operations	5,422	707	409	4,837
Income (loss) from discontinued
operations, net of tax	199	188	54	(7)
Net income	5,621	895	463	4,830

Income (loss) per share:
Basic
Continuing operations	$0.39	$0.05	$0.03	$0.35
Discontinued operations	0.01	0.01	0.00	(0.00)
	$0.41	$0.06	$0.03	$0.35
Diluted
Continuing operations	$0.39	$0.05	$0.03	$0.35
Discontinued operations	0.01	0.01	0.00	(0.00)
	$0.40	$0.06	$0.03	$0.35

Weighted average number of shares:
Basic	13,824	13,857	13,871	13,883
Diluted	13,914	13,953	13,987	13,995

2005 Quarters:
Total revenues, net	$77,955	$76,058	$72,854	$78,338
Gross profit	16,231	13,670	10,041	12,460
Operating loss (1)	(925)	(179)	(8,333)	(9,403)
(Loss) income from
continuing operations	(147)	4,441	(4,278)	(11,423)
Income (loss) from discontinued
operations, net of tax	85	72	94	(8,298)
Net (loss) income	(62)	4,513	(4,184)	(19,721)

(Loss) income per share:
Basic
Continuing operations	$(0.01)	$0.30	$(0.31)	$(0.83)
Discontinued operations	0.01	0.00	0.01	(0.60)
	$(0.00)	$0.31	$(0.30)	$(1.43)
Diluted
Continuing operations	$(0.01)	$0.30	$(0.31)	$(0.83)
Discontinued operations	0.01	0.00	0.01	(0.60)
	$(0.00)	$0.31	$(0.30)	$(1.43)

Note: Quarterly information reflects our results of operations shown excluding the MD&D unit which was reported as a discontinued operation beginning in the second quarter of 2006. All prior periods have been restated. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

(1)	The quarter ended June 30, 2006 includes facilities realignment costs of $0.3 million. The quarter ended December 31, 2006 includes a $2.5 million credit to expense as a result of the Cellegy litigation settlement; $1.6 million in facilities realignment costs; and $0.6 million in executive severance costs.

PDI, Inc.
Annual Report on Form 10-K (continued)

(2)
The quarter ended March 31, 2005 includes a $1.2 million charge for employee severance costs and a $0.2 million charge for executive severance costs. The quarter ended June 30, 2005 includes a $2.8 million charge for the impairment of the Siebel sales force automation platform and a $0.4 million charge for executive severance costs; the quarter ended September 30, 2005 includes a $1.7 million charge for executive severance costs. The quarter ended December 31, 2005 includes a $3.4 million charge for executive severance costs; a $2.4 million charge for facilities realignment costs; and a $3.3 million charge for the impairment of the goodwill associated with the Select Access reporting unit.

Our results of operations have varied, and are expected to continue to vary, from quarter to quarter. These fluctuations result from a number of factors including, among other things, the timing of commencement, completion or cancellation of major contracts. In the future, our revenue may also fluctuate as a result of a number of additional factors, including the types of products we market and sell, delays or costs associated with acquisitions, government regulatory initiatives and conditions in the healthcare industry generally. Revenue, generally, is recognized as services are performed. Program costs, other than training costs, are expensed as incurred. As a result, we may incur substantial expenses associated with staffing a new detailing program during the first two to three months of a contract without recognizing any revenue under that contract. This could have an adverse impact on our operating results for the quarters in which those expenses are incurred. Revenue related to performance incentives is recognized in the period when the performance based parameters are achieved and payment is assured. A significant portion of this revenue could be recognized in the first and fourth quarters of a year. Costs of goods sold are expensed when products are shipped.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The following represent recently issued accounting pronouncements that will affect reporting and disclosures in future periods. See Note 1 to the consolidated financial statements for a further discussion of each item.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, we will adopt this new accounting standard effective January 1, 2007. We are evaluating the potential effects the interpretation may have on our consolidated financial position or results of operations, but do not expect there to be a material consequence.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is to be applied when other standards require or permit the use of fair value measurement of an asset or liability. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are in the process of evaluating the impact of adopting this statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk). Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes and we have no interest bearing long term or short term debt. At December 31, 2006, 2005, and 2004, we did not hold any derivative financial instruments.

The objectives of our investment activities are: to preserve capital, maintain liquidity, and maximize returns without significantly increasing risk. In accordance with our investment policy, we attempt to achieve these objectives by investing our cash in a variety of financial instruments. These investments are principally restricted to government sponsored enterprises, high-grade bank obligations, high-grade corporate bonds, certain money market funds of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government Agencies, municipal bonds and commercial paper.

PDI, Inc.
Annual Report on Form 10-K (continued)

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our cash and cash equivalents and short term investments at December 31, 2006 were composed of the instruments described in the preceding paragraph. All of those investments mature by August 2007, with the majority maturing within the first four months of 2007 or having interest reset periods not greater than 35 days. If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the near term maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and required financial statement schedule are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within PDI, Inc. have been detected.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PDI, Inc.
Annual Report on Form 10-K (continued)

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.

We have audited management’s assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that PDI, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PDI Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that PDI, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PDI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PDI, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows of PDI, Inc. for each of years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

New York, NY
March 15, 2007

ITEM 9B.  OTHER INFORMATION

None.

PDI, Inc.
Annual Report on Form 10-K (continued)

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Form 10-K will be included in our Proxy Statement in connection with our 2007 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of this Form 10-K will be included in our Proxy Statement in connection with our 2007 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of this Form 10-K will be included in our Proxy Statement in connection with our 2007 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions that is responsive to Item 13 of this Form 10-K will be included in our Proxy Statement in connection with our 2007 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of this Form 10-K will be included in our Proxy Statement in connection with our 2007 annual meeting of stockholders and such information is incorporated by reference herein.

PDI, Inc.
Annual Report on Form 10-K (continued)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1) Financial Statements - See Index to Financial Statements on page F-1 of this report.

(2) Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of PDI, Inc. (1)

3.2	By-Laws of PDI, Inc . (1)

3.3	Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (3)

4.1	Specimen Certificate Representing the Common Stock (1)

10.1*	Form of 1998 Stock Option Plan (1)

10.2*	Form of 2000 Omnibus Incentive Compensation Plan (2)

10.3*	Agreement between the Company and John P. Dugan (1)

10.4*	Form of Employment Separation Agreement between the Company and Steven K. Budd, filed herewith

10.5*	Form of Amended and Restated Employment Agreement between the Company and Stephen Cotugno (3)

10.6	Saddle River Executive Centre Lease (5)

10.7*	2004 Stock Award and Incentive Plan (4)

10.8*	Form of Agreement between the Company and Larry Ellberger (5)

10.9*	Form of Agreement between the Company and Bernard C. Boyle (5)

10.10*	Memorandum of Understanding between the Company and Bernard C. Boyle (5)

10.11*	Amendment to Memorandum of Understanding between the Company and Bernard C. Boyle (5)

10.12	Saddle River Executive Centre Sublease Agreement (5)

10.13*	Form of Agreement between the Company and Michael J. Marquard (6)

10.14*	Form of Agreement between the Company and Jeffrey E. Smith (6)

10.15*	Form of Agreement between the Company and Kevin Connolly, filed herewith

21.1	Subsidiaries of the Registrant (3)

23.1	Consent of Ernst & Young LLP filed herewith.

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
23.2	Consent of PricewaterhouseCoopers LLP filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

*	Denotes compensatory plan, compensation arrangement or management contract.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), and incorporated herein by reference.

(2)	Filed as an Exhibit to our definitive proxy statement dated May 10, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(4)	Filed as an Exhibit to our definitive proxy statement dated April 28, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(b)	We have filed, as exhibits to this Form 10-K, the exhibits required by Item 601 of the Regulation S-K.

(c)
We have filed, as financial statements schedules to this annual report on Form 10-K, the financial statements required by Regulation S-X, which are excluded from the annual report to stockholders by Rule 14a-3(b).

PDI, Inc.
Annual Report on Form 10-K (continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2007.

PDI, INC.

/s/ Michael J. Marquard
Michael J. Marquard
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 16th day of March, 2007.

Signature	Title

/s/ John P. Dugan	Chairman of the Board of Directors
John P. Dugan

/s/ Michael J. Marquard	Chief Executive Officer and Director
Michael J. Marquard	(principal executive officer)

/s/ Jeffrey E. Smith	Chief Financial Officer and Treasurer
Jeffrey E. Smith	(principal accounting and financial officer)

/s/ John M. Pietruski	Director
John M. Pietruski

/s/ Jan Martens Vecsi	Director
Jan Martens Vecsi

/s/ Frank Ryan	Director
Frank Ryan

/s/ John Federspiel	Director
John Federspiel

/s/ Dr. Joseph T. Curti	Director
Dr. Joseph T. Curti

/s/ Stephen J. Sullivan	Director
Stephen J. Sullivan

/s/ Jack E. Stover	Director
Jack E. Stover

PDI, INC.
Index to Consolidated Financial Statements
and Financial Statement Schedules

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements
Consolidated Balance Sheets at December 31, 2006 and 2005	F-4

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2006	F-5

Consolidated Statements of Stockholders’ Equity for each of the three years
in the period ended December 31, 2006	F-6

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2006	F-7

Notes to Consolidated Financial Statements	F-8

Schedule II. Valuation and Qualifying Accounts	F-31

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.:

We have audited the accompanying consolidated balance sheets of PDI, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDI, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PDI, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management's assessment and an unqualified opinion thereon.

/s/ Ernst &Young LLP

New York, NY
March 15, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of PDI, Inc.:

In our opinion, the consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of PDI, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, NJ
March 11, 2005

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$45,221	$90,827
Short-term investments	69,463	6,807
Accounts receivable, net of allowance for doubtful accounts of
$36 and $778, respectively	25,416	27,148
Unbilled costs and accrued profits on contracts in progress	4,224	5,974
Income tax receivable	1,888	6,145
Other current assets	10,528	14,078
Total current assets	156,740	150,979
Property and equipment, net	12,809	16,053
Goodwill	13,612	13,112
Other intangible assets, net	15,950	17,305
Other long-term assets	2,525	2,710
Total assets	$201,636	$200,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,915	$5,693
Accrued income taxes	1,761	4,047
Unearned contract revenue	14,252	12,598
Accrued incentives	9,009	12,179
Accrued payroll and related benefits	1,475	3,709
Other accrued expenses	14,142	20,489
Total current liabilities	44,554	58,715
Long-term liabilities	7,885	5,834
Total liabilities	52,439	64,549

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,096,976 and 14,947,771 shares issued, respectively;
14,078,970 and 13,929,765 shares outstanding, respectively	151	149
Additional paid-in capital	119,189	118,325
Retained earnings	42,992	31,183
Accumulated other comprehensive income	79	71
Unamortized compensation costs	-	(904)
Treasury stock, at cost (1,018,006 shares)	(13,214)	(13,214)
Total stockholders' equity	149,197	135,610
Total liabilities and stockholders' equity	$201,636	$200,159

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	For The Years Ended December 31,
	2006	2005	2004
Revenues:
Service, net	$239,242	$305,205	$347,318
Product, net	-	-	(1,521)
Total revenues, net	239,242	305,205	345,797
Cost of goods and services:
Cost of services (including related party expense
of $180 for the period ended December 31, 2004)	183,398	252,803	252,910
Cost of goods sold	-	-	254
Total cost of goods and services	183,398	252,803	253,164
Gross profit	55,844	52,402	92,633
Operating expenses:
Compensation expense	28,075	25,897	30,634
Other selling, general and administrative expenses	22,610	29,392	25,027
Asset impairment	-	6,178	-
Executive severance	573	5,730	495
Legal and related costs, net	(3,279)	1,691	2,398
Facilities realignment	1,952	2,354	-
Total operating expenses	49,931	71,242	58,554

Operating income (loss)	5,913	(18,840)	34,079
Gain (loss) on investments	-	4,444	(1,000)
Interest income, net	4,738	3,190	1,779

Income (loss) before income tax	10,651	(11,206)	34,858
(Benefit) provision for income tax	(724)	201	14,423

Income (loss) from continuing operations	11,375	(11,407)	20,435

Income (loss) from discontinued operations,
net of tax	434	(8,047)	697

Net income (loss)	$11,809	$(19,454)	$21,132

Income (loss) per share of common stock:
Basic:
Continuing operations	$0.82	$(0.80)	$1.40
Discontinued operations	0.03	(0.57)	0.05
	$0.85	$(1.37)	$1.45
Assuming dilution:
Continuing operations	$0.81	$(0.80)	$1.37
Discontinued operations	0.03	(0.57)	0.05
	$0.84	$(1.37)	$1.42

Weighted average number of common shares and
common share equivalents outstanding:
Basic	13,859	14,232	14,564
Assuming dilution	13,994	14,232	14,893

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	For The Years Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	14,948	$149	14,820	$148	14,523	$145
Common stock issued	-	-	68	1	68	1
Restricted stock issued	155	2	43	-	98	1
Restricted stock forfeited	(23)	-	(24)	-	(14)	-
SARs exercised	1	-	-	-	-	-
Stock options exercised	16	-	41	-	145	1
Balance at December 31	15,097	151	14,948	149	14,820	148
Treasury stock:
Balance at January 1	1,018	(13,214)	5	(110)	5	(110)
Treasury stock purchased	-	-	1,013	(13,104)	-	-
Balance at December 31	1,018	(13,214)	1,018	(13,214)	5	(110)
Additional paid-in capital:
Balance at January 1		118,325		116,737		109,531
Common stock issued		-		699		1,511
Restricted stock issued		(2)		533		2,626
Restricted stock forfeited		(95)		(494)		(174)
Stock-based compensation expense		1,755		259		-
Stock grants exercised		87		591		2,369
Tax benefit on stock-based compensation		23		-		641
Acceleration of stock option vesting		-		-		233
Reclassification of unamortized compensation		(904)		-		-
Balance at December 31		119,189		118,325		116,737
Retained earnings:
Balance at January 1		31,183		50,637		29,505
Net income (loss)		11,809		(19,454)		21,132
Balance at December 31		42,992		31,183		50,637
Accumulated other
comprehensive income (loss):
Balance at January 1		71		76		25
Reclassification of realized (gain) loss, net of tax		(33)		(49)		21
Unrealized holding gain, net of tax		41		44		30
Balance at December 31		79		71		76
Unamortized compensation costs:
Balance at January 1		(904)		(2,063)		(608)
Restricted stock issued		-		(533)		(2,627)
Restricted stock forfeited		-		494		137
Restricted stock vested		-		1,198		1,035
Reclassification to additional paid-in capital		904		-		-
Balance at December 31		-		(904)		(2,063)
Total stockholders' equity		149,197		135,610		165,425
Comprehensive income (loss):
Net income (loss)		$11,809		$(19,454)		$21,132
Reclassification of realized (gain) loss, net of tax		(33)		(49)		21
Unrealized holding gain, net of tax		41		44		30
Total comprehensive income (loss)		$11,817		$(19,459)		$21,183

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net income (loss) from operations	$11,809	$(19,454)	$21,132
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	5,764	5,820	5,916
Deferred income taxes, net	2,710	6,447	9,199
(Recovery of) provision for bad debt, net	(728)	730	683
(Recovery of) provision for doubtful notes, net	(250)	655	-
Stock-based compensation	1,660	1,457	1,232
Tax benefit from stock-based compensation	(23)	-	-
Loss on disposal of assets	-	269	622
Asset impairment	-	14,351	-
Non-cash facilities realignment	1,295	-	-
(Gain) loss on investment	-	(4,444)	1,000
Other changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,460	(1,229)	15,807
Decrease (increase) in unbilled costs	1,750	(2,581)	648
Decrease (increase) in income tax receivable	4,257	(6,145)	-
Decrease in inventory	-	-	43
Decrease (increase) in other current assets	336	448	(33)
Decrease (increase) in other long-term assets	185	218	(28)
Decrease in accounts payable	(1,778)	(41)	(3,439)
Decrease in accrued income taxes	(2,286)	(1,216)	(3,529)
Increase in unearned contract revenue	1,654	5,674	507
Decrease in accrued incentives	(3,170)	(4,254)	(4,204)
Decrease in accrued payroll and related benefits	(2,234)	(858)	(617)
(Decrease) increase in accrued liabilities	(3,969)	2,727	(17,250)
Increase in long-term liabilities	243	4,541	1,293
Net cash provided by operating activities	19,685	3,115	28,982
Cash Flows From Investing Activities
(Purchases) sales of short-term investments, net	(63,881)	21,686	(27,103)
Repayments from (investments in) Xylos	250	100	(1,500)
Purchase of property and equipment	(1,770)	(5,832)	(8,104)
Cash paid for acquisition, including acquisition costs	-	(1,936)	(28,443)
Proceeds from sale of assets and investments	-	4,507	-
Net cash (used in) provided by investing activities	(65,401)	18,525	(65,150)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	110	1,291	3,880
Cash paid for repurchase of shares	-	(13,104)	-
Net cash provided by (used in) financing activities	110	(11,813)	3,880

Net (decrease) increase in cash and cash equivalents	(45,606)	9,827	(32,288)
Cash and cash equivalents - beginning	90,827	81,000	113,288
Cash and cash equivalents - ending	$45,221	$90,827	$81,000

Cash paid for interest	$2	$2	$3
Cash paid for taxes	$640	$1,513	$7,389

The accompanying notes are an integral part of these consolidated financial statements

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

1.	Nature of Business and Significant Accounting Policies

Nature of Business

PDI, Inc. together with its wholly-owned subsidiaries (PDI or the Company) is a diversified sales and marketing services company serving the biopharmaceutical and life sciences industries. See Note 21, Segment Information, for additional information.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include accounts of PDI and its wholly owned subsidiaries TVG, Inc., ProtoCall, Inc., InServe Support Solutions (InServe), and PDI Investment Company, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. In the second quarter of 2006, the Company discontinued its Medical Device and Diagnostic (MD&D) business. The MD&D business was part of the Company's sales services reporting segment. The MD&D business is accounted for as a discontinued operation under GAAP and, therefore, the MD&D business results of operations have been removed from the Company's results of continuing operations for all periods presented. See Note 20, Discontinued Operations.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include incentives earned or penalties incurred on contracts, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, fair value of assets, income tax accruals, facilities realignment accruals and sales returns.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts, highly liquid investment instruments and certificates of deposit with an original maturity of three months or less at the date of purchase.

Investments in Marketable Securities

The Company classifies its investments in marketable securities as “available-for-sale” or “held-to-maturity” in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company does not have any investments classified as “trading.” Available-for-sale investments are carried at fair market value based on quoted market values with the unrealized holding gain and loss, net of taxes, reported as a component of accumulated other comprehensive income until realized. The Company’s other short-term investments consist of a laddered portfolio of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper. These investments are classified as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. Held-to-maturity investments are stated at amortized cost. Interest income is accrued as earned. Realized gains and losses are computed based upon specific identification and included in interest income, net in the consolidated statement of operations.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews a customer’s credit history before extending credit. The Company has recorded a provision for estimated losses resulting from the inability of its customers to make required payments based on historical experience and periodically adjusts these provisions to reflect actual experience. Additionally, the Company will establish a specific allowance for doubtful accounts when the Company becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing). The Company operates almost exclusively in the pharmaceutical industry and to a great extent its revenue is dependent on a limited number of large pharmaceutical companies. The Company also partners with customers in the emerging pharmaceutical sector, some of whom may have limited financial resources. A general downturn in the pharmaceutical industry or adverse material event to one or more of the Company’s emerging pharmaceutical customers could result in higher than expected customer defaults and additional allowances may be required. Allowance for doubtful accounts was approximately $36,000 and $778,000 as of December 31, 2006 and 2005, respectively.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Unbilled Costs and Accrued Profits and Unearned Contract Revenue

In general, contractual provisions, including predetermined payment schedules or submission of appropriate billing detail, establish the prerequisites for billings. Unbilled costs and accrued profits arise when services have been rendered and payment is assured but customers have not been billed. These amounts are classified as a current asset. Normally, in the case of detailing contracts, the customers agree to pay the Company a portion of the fee due under a contract in advance of performance of services because of large recruiting and employee development costs associated with the beginning of a contract. The excess of amounts billed over revenue recognized represents unearned contract revenue, which is classified as a current liability.

Loans and Investments in Privately Held Entities

From time to time, the Company makes investments in and/or loans to privately-held companies. The Company considers whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down is recorded to estimated fair value. For the year ended December 31, 2004, the Company recorded a loss on investments of $1.0 million to write-down investments to their fair value. Additionally, on a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful accounts is necessary. These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events. The Company records interest income on the impaired loans; however, that amount is fully reserved for if the investee is not making their interest payments. Subsequent cash receipts on the outstanding interest would be applied against the outstanding interest receivable balance and the corresponding allowance. The Company’s assessments of value are highly subjective given that these companies may be at an early stage of development and rely regularly on their investors for cash infusions. At December 31, 2006 and 2005, the allowance for doubtful notes was approximately $700,000 and $1.2 million, respectively. See Note 6, Loans and Investments in Privately-Held Entities, for additional information.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method, based on estimated useful lives of seven to ten years for furniture and fixtures, three to five years for office and computer equipment, ten years for phone systems, and three to seven years for computer software. Leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations. As the prices of computer desktops and laptops continue to decline, more of these computer purchases are falling short of the Company’s minimum price threshold for capitalization and are being expensed. The Company expects that trend to continue.

Software Costs

It is the Company’s policy to capitalize certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in property and equipment on the consolidated balance sheet and amortized over the software's useful life. Software costs that do not meet capitalization criteria are expensed immediately.

Fair Value of Financial Instruments

The Company considers carrying amounts of cash, accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments. Marketable securities classified as “available for sale” are carried at fair value. Marketable securities classified as “held-to-maturity” are carried at amortized cost, which approximates fair value. The fair value of letters of credit is determined to be zero as management does not expect any material losses to result from these instruments because performance is not expected to be required.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Goodwill and Other Intangible Assets

The Company accounts for purchases of acquired companies in accordance with SFAS No. 141, "Business Combinations" (FAS 141) and accounts for the related goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests require significant management judgments and estimates. These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future cash flows and statutory regulations. In accordance with FAS 141, the Company allocates the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

The Company has elected to do the annual tests for indications of goodwill impairment as of December 31 of each year. The Company utilizes discounted cash flow models to determine fair value in the goodwill impairment evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine that fair value of the respective reporting units. While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances. The 2006 evaluation indicated that there was no impairment of goodwill. The 2005 evaluation indicated that goodwill recorded in the MD&D and Select Access reporting units was impaired and accordingly, the Company recognized non-cash charges of approximately $7.8 million and $3.3 million, respectively, in 2005. See Note 5, Goodwill and Other Intangible Assets, for additional information.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) the Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows. This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a write-down or write-off necessary that previously required no such write-down or write-off. In 2006, the Company recorded a non-cash charge of approximately $1.3 million for furniture and leasehold improvements related to the excess leased space at its Saddle River, New Jersey and Dresher, Pennsylvania locations. See Note 17, Facilities Realignment, for additional information. In 2005, the Company recorded a non-cash charge of approximately $2.8 million related to the impairment of its Siebel sales force automation software and a non-cash charge of approximately $349,000 related to the impairment of the InServe intangible assets. See Note 4, Property and Equipment, and Note 5, Goodwill and Other Intangible Assets, respectively, for additional information.

Self-Insurance Accruals

The Company is self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars. The Company’s liability is estimated on an actuarial undiscounted basis supplied by its insurance brokers and insurers using individual case-based valuations and statistical analysis and is based upon judgment and historical experience, however, the final cost of many of these claims may not be known for five years or longer. The Company maintains stop-loss coverage with third-party insurers to limit its total exposure on these programs. Management reviews these accruals on a quarterly basis. At December 31, 2006 and 2005, self-insurance accruals totaled $2.5 million and $3.8 million, respectively, and are included in other accrued expenses on the balance sheet.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Accrued Sales Returns

For product sales, provision is made at the time of sale for all discounts and estimated sales allowances. Upon approval from the Company, customers who purchased the Company’s Ceftin product were permitted to return unused product up to six months before, and one year after the expiration date for the product, but no later than December 31, 2004, as discussed in Note 15, Performance Based Contracts. There was a $1.7 million adjustment for changes in estimates to the Ceftin returns reserve in 2004. There were no adjustments in 2006 and 2005. These adjustments were recorded as a reduction to revenue consistent with the initial recognition of the returns allowance and resulted in the Company reporting net negative product revenue in 2004.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Upon reissuance of shares of treasury stock, the Company records any difference between the weighted-average cost of such shares and any proceeds received as an adjustment to additional paid-in capital.

Revenue Recognition and Associated Costs

Revenue and associated costs under pharmaceutical detailing contracts are generally based on the number of physician details made or the number of sales representatives utilized. With respect to risk-based contracts, all or a portion of revenues earned are based on contractually defined percentages of either product revenues or the market value of prescriptions written and filled in a given period. These contracts are generally for terms of one to two years and may be renewed or extended. The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 90 days’ notice. Certain contracts provide for termination payments if the customer terminates the agreement without cause. Typically, however, these penalties do not offset the revenue the Company could have earned under the contract or the costs the Company may incur as a result of its termination. The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on the Company’s business, financial condition or results of operations. See Note 14, Significant Customers.

Revenue and associated costs under marketing service contracts are generally based on a single deliverable such as a promotional program, accredited continuing medical education seminar or marketing research/advisory program. The contracts are generally terminable by the customer for any reason. Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer. There is significant customer concentration in the Company’s Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse on the Company’s business, financial condition or results of operations. Due to the typical size of most contracts of TVG Marketing Research and Consulting (TVG) and Vital Issues in Medicine (VIM)® , it is unlikely the loss or termination of any individual TVG or VIM contract would have a material adverse effect on the Company’s business, financial condition or results of operations.

Service revenue is recognized on product detailing programs and certain marketing, promotional and medical education contracts as services are performed and the right to receive payment for the services is assured. Many of the product detailing contracts allow for additional periodic incentive fees to be earned if certain performance benchmarks have been attained. Revenue earned from incentive fees is recognized in the period earned and when the Company is reasonably assured that payment will be made. Under performance based contracts, revenue is recognized when the performance based parameters are achieved. Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met. Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved. Revenue and associated costs from marketing research contracts are recognized upon completion of the contract. These contracts are generally short-term in nature typically lasting two to six months.

Historically, the Company has derived a significant portion of its service revenue from a limited number of customers. Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate. As a result, the Company is likely to continue to experience significant customer concentration in future periods. For the years ended December 31, 2006 and 2004, the Company’s two largest customers, who each individually represented 10% or more of its service revenue, together accounted for approximately 46.8% and 66.4%, respectively, of its service revenue. For 2005, the Company’s three largest customers, who each individually represented 10% or more of its service revenue, together accounted for approximately 73.6% of its service revenue.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Cost of services consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Cost of services include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses.

Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives and sales managers and professional staff that are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings.

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which the Company is reimbursed at cost by its customers. In accordance with the requirements of Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (EITF 01-14), reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of goods and services in the consolidated statements of operations. For the years ended December 31, 2006, 2005 and 2004, reimbursable out-of-pocket expenses were $25.3 million, $35.2 million and $22.8 million, respectively.

Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract. For all contracts, training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months. When the Company receives a specific contract payment from a customer upon commencement of a product detailing program expressly to compensate the Company for recruiting, hiring and training services associated with staffing that program, such payment is deferred and recognized as revenue in the same period that the recruiting and hiring expenses are incurred and amortization of the deferred training is expensed. When the Company does not receive a specific contract payment for training, all revenue is deferred and recognized over the life of the contract.

Product revenue is recognized when products are shipped and title is transferred to the customer. Product revenue for the year ended December 31, 2004 was negative, primarily from the adjustments to the Ceftin sales returns reserve, as discussed previously in Note 1, Nature of Business and Significant Accounting Policies, net of the sale of the Xylos wound care products.

Cost of goods sold includes all expenses for product distribution costs, acquisition and manufacturing costs of the product sold.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123, “(Revised 2004): Share-Based Payment” (FAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company elected to use the modified prospective transition method and as a result prior period results were not restated. Under the modified prospective transition method, awards that were granted or modified on or after January 1, 2006 are measured and accounted for in accordance with FAS 123R. The unearned compensation costs related to unvested stock options and restricted stock awards that were granted prior to January 1, 2006 will be recognized using the grant date fair value determined under FAS 123. The Company has adopted the use of the straight-line attribution method over the requisite service period for the entire award. The Company had no cumulative effect adjustment upon adoption of FAS 123R under the modified prospective method. The Company reversed the balance of $904,000 of unamortized compensation costs that pertained to restricted stock as of the January 1, 2006 balance sheet date to additional paid-in capital as required by FAS 123R. As a result of adopting FAS 123R on January 1, 2006, net income and net income per share for the year ended December 31, 2006 were $290,000 and $0.02 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of APB 25, and related interpretations. In accordance with APB 25, the Company did not recognize stock-based compensation expense with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. As a result, prior to 2006, the recognition of stock-based compensation expense was generally limited to the expense related to restricted share awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004.

	For the Year Ended December 31,
	2005	2004
Net (loss) income, as reported	$(19,454)	$21,132
Add: Stock-based employee
compensation expense included
in reported net (loss) income,
net of related tax effects	974	721
Deduct: Total stock-based
employee compensation expense
determined under fair value based
methods for all awards, net of
related tax effects	(6,670)	(3,946)
Pro forma net (loss) income	$(25,150)	$17,907
(Loss) earnings per share
Basic—as reported	$(1.37)	$1.45
Basic—pro forma	$(1.77)	$1.23

Diluted—as reported	$(1.37)	$1.42
Diluted—pro forma	$(1.77)	$1.20

Prior to adoption of FAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a component of financing cash flows, rather than as a component of operating cash flows. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

FAS 123R also requires that the Company recognize compensation expense for only the portion of stock options, stock-settled stock appreciation rights (SARs) or restricted shares that are expected to vest. Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior. The Company applied a forfeiture rate to grants in 2006. If the actual number of forfeitures differs from those estimated by management, adjustments to compensation expense might be required in future periods. See Note 11, Stock-Based Compensation, for further information regarding the Company’s stock-based compensation assumptions and expenses.

Rent Expense

Minimum rental expenses are recognized over the term of the lease. The Company recognizes minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to occupancy. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. The Company also may receive tenant allowances including cash or rent abatements, which are reflected in other accrued expenses on the consolidated balance sheet and are amortized as a reduction to rent expense over the term of the lease. Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based upon use of utilities and the landlord’s operating expenses. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Advertising

The Company recognizes advertising costs as incurred. The total amounts charged to advertising expense, which is included in other SG&A, were approximately $825,000, $335,000 and $230,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Income taxes

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes using the asset and liability method. This method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and rates. A valuation allowance is established, when necessary, to reduce the deferred income tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

The Company operates in multiple tax jurisdictions and provides taxes in each jurisdiction where it conducts business and is subject to taxation. The breadth of the Company’s operations and the complexity of the tax law require assessments of uncertainties and judgments in estimating the ultimate taxes the Company will pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits. The Company has established estimated liabilities for federal and state income tax exposures that arise and meet the criteria for accrual under SFAS No. 5, “Accounting for Contingencies” (FAS 5). These accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process. The Company adjusts these accruals as facts and circumstances change, such as the progress of a tax audit. The Company believes that any potential audit adjustments will not have a material adverse effect on its financial condition or liquidity. However, any adjustments made may be material to the Company’s consolidated results of operations or cash flows for a reporting period.

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. Deferred tax assets are regularly reviewed for recoverability. The Company currently has significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which should reduce taxable income in future periods. The realization of these assets is dependent on generating future taxable income. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Based on the Company's assessment of its recent operating results and projections of future income, the Company concluded that it is more likely than not that its net deferred tax assets at December 31, 2006 will not be realized. Therefore, a full federal and state valuation allowance has been established. At December 31, 2005, based on a similar assessment, the Company established a federal and state valuation allowance for its net deferred tax assets in excess of the amount which was more likely than not to be realized in the form of a net operating loss carryback.

Comprehensive Income

Comprehensive income includes net income and the unrealized net gains and losses on investment securities. Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains and losses on investment securities. The deferred tax expense for unrealized holding gains arising from investment securities during the years ended December 31, 2006, 2005 and 2004 was $26,000, $27,000 and $19,000, respectively. The deferred tax expense (benefit) for reclassification adjustments for gains (losses) included in net income on investment securites during the years ended December 31, 2006, 2005 and 2004 was $20,000, $30,000 and ($13,000), respectively.

New Accounting Pronouncements - Standards to be Implemented

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, the Company will adopt this new accounting standard effective January 1, 2007. The Company is evaluating the potential effects the interpretation may have on its consolidated financial position or results of operations, but does not expect there to be a material consequence.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is to be applied when other standards require or permit the use of fair value measurement of an asset or liability. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

Reclassifications

The Company reclassified certain prior period financial statements balances to conform to the current year presentation.

2.	Acquisition

On August 31, 2004, the Company acquired substantially all of the assets of Pharmakon, LLC in a transaction treated as an asset acquisition for tax purposes. The acquisition has been accounted for as a purchase, subject to the provisions of SFAS No. 141. The Company made payments to the members of Pharmakon, LLC on August 31, 2004 of $27.4 million, of which $1.5 million was deposited into an escrow account, and the Company assumed approximately $2.6 million in net liabilities. Approximately $1.1 million in direct costs of the acquisition were also capitalized. As of December 31, 2006, all escrow payments had been paid to the members of Pharmakon, LLC. Based upon the attainment of annual profit targets agreed upon at the date of acquisition, the members of Pharmakon, LLC received approximately $1.4 million in additional payments on April 1, 2005 for the year ended December 31, 2004. No additional payments will be made in 2007, nor were any made in 2006 since the Pharmakon business did not exceed its specified 2006 and 2005 performance benchmarks. In connection with this transaction, the Company has recorded $13.6 million in goodwill and $18.9 million in other identifiable intangibles through December 31, 2006. The identifiable intangible assets have a weighted average remaining amortization period of 12.6 years.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2004 assume that the Company had acquired substantially all of the assets of Pharmakon, LLC as of the beginning of the period presented. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

Year ended December 31,
2004
Revenue	$358,930
Income from continuing operations	22,145
Earnings per share	$1.48

3.	Investments in Marketable Securities

Available-for-sale securities are carried at fair value and consist of auction rate securities (ARSs) held by the Company as well as assets in a Rabbi Trust associated with its deferred compensation plan. For the years ended December 31, 2006 and 2005, the carrying value of available-for-sale securities was approximately $33.2 million and $1.9 million, respectively and are included in short-tem investments. For the years ended December 31, 2006 and 2005, there was $32.6 million and zero invested in ARSs. The ARSs are invested in high-grade municipal bonds that have a weighted average maturity date of 27.2 years with an average interest rate reset period of 33.5 days. The available-for-sale securities within the Company’s deferred compensation plan for the years ended December 31, 2006 and 2005 consisted of approximately $215,000 and $1.1 million respectively, in money market accounts, and approximately $447,000 and $811,000, respectively, in mutual funds. At December 31, 2006 and 2005, included in accumulated other comprehensive income were gross unrealized gains of approximately $131,000 and $115,000, respectively, and gross unrealized losses of approximately $3,000 and $10,000, respectively. At December 31, 2006 and 2005, included in interest income, net were gross realized gains of approximately $65,000 and $98,000, respectively, and gross realized losses of approximately $12,000 and $28,000, respectively.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The Company’s other marketable securities consist of a laddered portfolio of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper. These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost, which approximates fair value, and have a weighted average maturity of 3.4 months. Portions of these held-to-maturity securities are maintained in separate accounts to support the Company’s standby letters of credit. The Company has standby letters of credit of approximately $9.7 million and $10.5 million at December 31, 2006 and 2005, respectively, as collateral for its existing insurance policies and its facility leases. At December 31, 2006 and 2005, held-to-maturity securities were included in short-term investments (approximately $36.2 million and $4.9 million, respectively), other current assets (approximately $7.2 million and $7.8 million, respectively) and other long-term assets (approximately $2.5 million and $2.7 million, respectively). For the years ended December 31, 2006 and 2005 held-to-maturity securities included:

	December 31,	December 31,
	2006	2005
Cash/money accounts	$332	$1,953
Certificate of deposit	-	2,131
Municipal securities	32,843	2,620
US Treasury obligations	1,499	987
Government agency obligations	8,394	7,742
Other securities	2,879	-
Total	$45,947	$15,433

4.	Property and Equipment

In 2006, the Company recorded a non-cash charge of approximately $1.3 million for furniture and leasehold improvements related to the excess leased space at its Saddle River, New Jersey and Dresher, Pennsylvania locations. See Note 17, Facilities Realignment, for additional information.

In the second quarter of 2005, the Company had a $2.8 million write-down of its Siebel sales force automation software. Due to the migration of the Company’s sales force automation software to the Dendrite platform, it was determined that the Company’s Siebel sales force automation software was impaired and a write-down of the asset was necessary. The non-cash charge was included in operating expense in the sales services segment.

Property and equipment consisted of the following as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Furniture and fixtures	$3,549	$3,925
Office equipment	1,461	1,663
Computer equipment	8,265	7,402
Computer software	9,355	9,350
Leasehold improvements	6,698	5,730
	29,328	28,070
Less accumulated depreciation	(16,519)	(12,017)
	$12,809	$16,053

Depreciation expense was approximately $4.4 million, $3.9 million and $4.9 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

5.	Goodwill and Other Intangible Assets

In December 2006 and 2005, the Company performed its annual goodwill impairment evaluation. Goodwill has been assigned to the reporting units to which the value of the goodwill relates. The 2006 evaluation indicated that goodwill was not impaired. The 2005 evaluation indicated that goodwill recorded in the MD&D and Select Access reporting units was impaired and accordingly, the Company recognized non-cash charges of approximately $7.8 million and $3.3 million, respectively, in 2005. On December 4, 2005 the Company announced it was discontinuing its MD&D business unit, which ceased operations in the second quarter of 2006. (See Note 20, Discontinued Operations, for additional information.) As a result of that decision and the expected cash flows that the unit was expected to generate in 2006, an impairment charge of $7.8 million was recorded in operating expense in the sales services segment, which represented all of the goodwill associated with the InServe acquisition. That charge is currently included in discontinued operations as MD&D is no longer part of the sales services segment. The loss of a key customer that historically represented between 25% and 35% of revenue and the lack of new business projected within Select Access were the main factors for the $3.3 million goodwill impairment charge and was recorded in the sales services segment.

Additionally, due to the discontinuation of the MD&D business unit, the Company evaluated the recoverability of MD&D long-lived assets and determined that those assets were impaired. The Company recorded a non-cash charge of approximately $349,000. This was also recorded in operating expense to discontinued operations.

The Company increased goodwill by $500,000 for the year ended December 31, 2006 associated with the final escrow payment made to the members of Pharmakon, LLC, pursuant to the Pharmakon acquisition agreement.

Changes in the carrying amount of goodwill for the year ended December 31, 2006 were as follows:

Marketing
Services

Balance as of December 31, 2005	$13,112
Goodwill additions	500
Balance as of December 31, 2006	$13,612

All identifiable intangible assets recorded as of December 31, 2006 are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years. The weighted average amortization period for all of the identifiable intangible assets is approximately 12.6 years. Amortization expense related to continuing operations for the years ended December 31, 2006, 2005 and 2004 was approximately $1.3 million, $1.3 million, and $427,000, respectively. Estimated amortization expense for the next five years is as follows:

2007	2008	2009	2010	2011
$ 1,281	$ 1,281	$ 1,272	$ 1,253	$ 1,253

All intangible assets recorded as of December 31, 2006 are attributable to the acquisition of Pharmakon and are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years. As of March 31, 2006, the intangible assets associated with the acquisition of InServe were fully amortized and written-off. The net carrying value of the identifiable intangible assets for the years ended December 31, 2006 and 2005 is as follows:

	As of December 31, 2006			As of December 31, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$140	$65	$75	$1,634	$1,491	$143
Customer relationships	16,300	2,536	13,764	17,371	2,491	14,880
Corporate tradename	2,500	389	2,111	2,652	370	2,282
Total	$18,940	$2,990	$15,950	$21,657	$4,352	$17,305

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

6.	Loans and Investments in Privately-Held Entities

In October 2002, the Company acquired $1.0 million of preferred stock of Xylos Corporation (Xylos). In addition, the Company provided Xylos with short-term loans totaling $500,000 in the first half of 2004. The Company determined its $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004. The Company wrote its $1.0 million investment down to zero and established an allowance for credit losses against the $500,000 short-term loan. Xylos made loan payments totaling $250,000 and $100,000 in 2006 and 2005, respectively. These payments were recorded as credits to bad debt expense in the periods in which they were received.

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which were due to be repaid on November 26, 2005. In 2005, due to TMX’s continued losses and uncertainty regarding its future prospects, the Company established an allowance for credit losses against the TMX loans. During 2006 and 2005, TMX provided services to PDI valued at $246,000 and $245,000 respectively. The receipt of these services was used as payment towards the loan and the balance of the loan receivable at December 31, 2006 is $509,000. The receipt of services in lieu of cash payment was recorded as a credit to bad debt expense in 2006 and credit to loan receivable in 2005.

In June 2005, the Company sold its approximately 12% ownership share in In2Focus Sales Development Services Limited, (In2Focus), a United Kingdom contract sales company. The Company’s original investment of $1.9 million had been written down to zero in the fourth quarter of 2001. The Company received approximately $4.4 million, net of deal costs, which was included in gain on investments in 2005.

7.	Retirement Plans

The Company offers an employee 401(k) saving plan. Under the PDI, Inc. 401(k) Plan, employees may contribute up to 25% of their pre-tax compensation. Effective January 1, 2004, the Company makes a safe harbor non-elective contribution in an amount equal to 100% of the participant’s base salary contributed up to 3% plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%. Prior to January 1, 2004, the Company made cash contributions in an amount equal to 100% of the participant’s base salary contributed up to 2%. Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock. The Company’s total contribution expense related to the Company’s 401(k) plans for 2006, 2005 and 2004 was approximately $1.3 million, $2.1 million, and $1.6 million, respectively.

8.	Deferred Compensation Arrangements

Beginning in 2000, the Company established a deferred compensation arrangement whereby a portion of certain employees’ salaries is withheld and placed in a Rabbi Trust. The plan permits the employees to diversify these assets through a variety of investment options. Members of the Company’s Board of Directors (Board) also have the opportunity to defer their compensation through this arrangement. The Company adopted the provisions of EITF No. 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts are Earned and Held in a Rabbi Trust and Invested” which requires the Company to consolidate into its financial statements the net assets of the trust. The deferred compensation obligation has been classified as a current liability and the net assets in the trust are classified as available-for-sale securities and are included in short-term investments.

9.	Commitments and Contingencies

The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2016. Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses. Lease and auto expense under these agreements for the years ended December 31, 2006, 2005 and 2004 was approximately $15.0 million, $22.9 million, and $24.4 million, and respectively, of which $12.7 million in 2006, $19.3 million in 2005, and $21.2 million in 2004 related to automobiles leased for use by employees for a term of one year from the date of delivery with yearly annual renewal options.

As of December 31, 2006, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractrual obligations (1)	$6,523	$4,496	$2,027	$-	$-
Operating lease obligations
Minimum lease payments	30,641	3,100	6,516	6,462	14,563
Less minimum sublease rentals (2)	(1,452)	(401)	(801)	(250)	-
Net minimum lease payments	29,189	2,699	5,715	6,212	14,563
Total	$35,712	$7,195	$7,742	$6,212	$14,563

(1)	Amounts represent contractual obligations related to software license contracts, IT consulting contracts and outsourcing contracts for employee benefits administration and software system support.

(2)
On June 21, 2005, the Company signed an agreement to sublease the first floor at its corporate headquarters facility in Saddle River, New Jersey. (approximately 16,000 square feet) The sublease is for a five-year term commencing on July 15, 2005, and provides for approximately $2 million in lease payments over the five-year period.

Due to the nature of the business in which the Company is engaged, such as product detailing and in the past, the distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its product detailing agreements through measures such as contractual indemnification provisions with customers (the scope of which may vary from customer to customer, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially and adversely affected if it was required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

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

On October 21, 2005, Lead Plaintiffs filed a third consolidated and amended complaint (Third Consolidated and Amended Complaint). Like its predecessor, the Third Consolidated and Amended Complaint named the Company, its former chief executive officer and its former chief financial officer as defendants; purported to state claims against the Company on behalf of all persons who purchased its common stock between May 22, 2001 and August 12, 2002; and sought money damages in unspecified amounts and litigation expenses including attorneys’ and experts’ fees. The essence of the allegations in the Third Consolidated and Amended Complaint was that the Company intentionally or recklessly made false or misleading public statements and omissions concerning its prospects with respect to its marketing of Ceftin in connection with the October 2000 distribution agreement with GlaxoSmithKline (GSK), its marketing of Lotensin in connection with the May 2001 distribution agreement with Novartis Pharmaceuticals Corporation, as well as its marketing of Evista in connection with the October 2001 distribution agreement with Eli Lilly and Company.

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

Cellegy Litigation

On April 11, 2005, the Company settled a lawsuit which was pending in the U.S. District Court for the Northern District of California against Cellegy Pharmaceuticals, Inc. (Cellegy), which was set to go to trial in May 2005 (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., Case No. C 03-05602 (SC)). The Company had claimed (i) that it was fraudulently induced to enter into a December 31, 2002 license agreement with Cellegy (the License Agreement) to market the product Fortigel, and (ii) that Cellegy had otherwise breached the License Agreement by failing, inter alia, to provide it with full information about Fortigel or to take all necessary steps to obtain expeditious FDA approval of Fortigel. The Company sought return of its $15 million upfront payment, other damages and an order rescinding the License Agreement. Under the terms of the settlement, in exchange for executing a stipulation of dismissal with prejudice of the lawsuit, Cellegy agreed to and did deliver to the Company: (i) a cash payment in the amount of $2.0 million; (ii) a Secured Promissory Note in the principal amount of $3.0 million, with a maturity date of October 11, 2006; (iii) a Security Agreement, granting the Company a security interest in certain collateral; and (iv) a Nonnegotiable Convertible Senior Note, with a face value of $3.5 million, with a maturity date of April, 11, 2008.

In addition to the initial $2.0 million received on April 11, 2005, Cellegy had paid $200,000 in 2005 and $458,500 through June 30, 2006 towards the outstanding principal balance of the Secured Promissory Note. These payments were recorded as a credit to litigation expense in the periods in which they were received.

On December 1, 2005, the Company commenced a breach of contract action against Cellegy in the U.S. District Court for the Southern District of New York (PDI, Inc. v. Cellegy Pharmaceuticals, Inc., 05 Civ. 10137 (PKL)). The Company alleged that Cellegy breached the terms of the Security Agreement and Secured Promissory Note that it received in connection with the settlement. The Company further alleged that to secure its debt to the Company, Cellegy granted the Company a security interest in certain "Pledged Collateral," which is broadly defined in the Security Agreement to include, among other things, 50% of licensing fees, royalties or "other payments in the nature thereof" received by Cellegy in connection with then-existing or future agreements for Cellegy's drugs Rectogesic® and Tostrex® outside of the U.S., Mexico, and Canada. Upon receipt of such payments, Cellegy agreed to make prompt payment to the Company. The Company alleged that it was owed 50% of a $2.0 million payment received by Cellegy in connection with the renegotiation of its license and distribution agreement for Rectogesic® in Europe, and that Cellegy's failure to pay the Company constituted an event of default under the Security Agreement and the Secured Promissory Note. For Cellegy's breach of contract, the Company sought damages in the total amount of $6.4 million plus default interest from Cellegy.

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

On September 27, 2006, Cellegy announced that it had entered into an asset purchase agreement to sell its intellectual property rights and other assets relating to certain of its products and product candidates to Strakan International Limited (the Sale). Pursuant to a letter agreement between Cellegy and the Company, Cellegy agreed to pay the Company $3.0 million (the Payoff Amount) in full satisfaction of Cellegy’s obligations to the Company under the Secured Promissory Note, which had an outstanding principal amount of approximately $2.34 million, and the $3.5 million Nonnegotiable Convertible Senior Note (collectively, the Notes). Pursuant to the letter agreement, $500,000 of the Payoff Amount was paid to the Company in September 2006, and the remaining $2.5 million was paid to the Company in December 2006 upon consummation of the Sale.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The Company had previously established an allowance for doubtful notes for the outstanding balance of the Notes; therefore, the Agreement did not result in the recognition of a loss. The $3.0 million received was recorded as a credit to litigation expense.

California Class Action Litigation

On September 26, 2005, the Company was served with a complaint in a purported class action lawsuit that was commenced against the Company in the Superior Court of the State of California for the County of San Francisco on behalf of certain of its current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, the Company accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, the Company filed an answer generally denying the allegations set forth in the complaint. In December 2005, the Company reached a tentative settlement of this action, subject to court approval. As a result, the Company reduced its accrual relating to asserted and unasserted claims relating to this matter to $600,000 during the quarter ended December 31, 2005. In October 2006, the Company received preliminary settlement approval from the court and the final approval hearing was held in January 2007. Pursuant to the settlement, the Company is currently in the process of distributing payments to the class members, their counsel and the California Labor and Workforce Development Agency in an aggregate amount of approximately $50,000.

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings. As of December 31, 2006, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. The Company did not incur any costs or expenses relating to these matters during 2006, 2005, or 2004.

Letters of Credit

As of December 31, 2006, the Company has $9.7 million in letters of credit outstanding as required by its existing insurance policies and its facility leases.

10.	Preferred Stock

The Company's Board is authorized to issue, from time to time, up to 5,000,000 shares of preferred stock in one or more series. The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series. As of December 31, 2006 and 2005, there were no issued and outstanding shares of preferred stock.

11.	Stock-Based Compensation

The Company’s stock-incentive program is a long term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its stock-incentive program critical to its operations and productivity. Currently, the Company grants options, SARs and restricted shares from the PDI, Inc. 2004 Stock Award and Incentive Plan (the 2004 Plan), which is described below. The Company recognizes compensation cost arising from the issuance of stock options, SARs, and restricted shares on a straight-line basis over the vesting period of the grant. Total share-based compensation expense recognized for the years ended December 31, 2006, 2005, and 2004 was $1.7 million, $1.5 million, and $1.2 million, respectively.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

On January 1, 2006, the Company adopted FAS 123R. See Note 1, Nature of Business and Significant Accounting Policies, for a description of the adoption of FAS 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and SARs. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Expected volatility was based on historical volatility. As there is no trading volume for the Company’s options, implied volatility was not representative of the Company’s current volatility so the historical volatility was determined to be more indicative of the Company’s expected future stock performance. The expected life was determined using the safe-harbor method permitted by Securities Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107). The Company expects to use this simplified method for valuing employee SARs grants as permitted by the provisions of SAB 107 until more detailed information about exercise behavior becomes available over time. When stock options are issued, the Company will use an expected life commensurate with their historical exercise patterns. The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options or SARs. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

Prior to the adoption of FAS 123R, the Company recognized the estimated compensation cost of restricted shares over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. The Company continues to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

In accordance with FAS 123R, the Company will recognize the estimated compensation cost of performance contingent shares, net of estimated forfeitures, based on the probability that the performance condition will be achieved. These awards are earned upon attainment of identified performance goals. The fair value of the awards is based on the measurement date. The awards will be amortized over the performance period. Compensation cost for performance contingent shares is estimated based on the number of awards that are expected to vest and is adjusted for those awards that do ultimately vest.

The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards granted during the years ended December 31, 2006, 2005, and 2004 respectively:

	2006	2005	2004
Risk-free interest rate	4.81%	3.79%	3.63%
Expected life	3.5	5 years	5 years
Expected volatility	66.12%	100%	100%

Stock Incentive Plan

In June 2004, the Board and stockholders approved the 2004 Plan. The 2004 Plan replaced the 1998 Stock Option Plan (the 1998 Plan) and the 2000 Omnibus Incentive Compensation Plan (the 2000 Plan). The 2004 Plan reserved an additional 893,916 shares for new awards as well as combined the remaining shares available under the 1998 Plan and 2000 Plan. The maximum number of shares that can be granted under the 2004 Plan is approximately 2.9 million shares. Eligible participants under the 2004 Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the 2004 Plan and designated by the Compensation and Management Development Committee of the Board. Unless earlier terminated by action of the Board, the 2004 Plan will remain in effect until such time as no stock remains available for delivery under the 2004 Plan and the Company has no further rights or obligations under the 2004 Plan with respect to outstanding awards under the 2004 plan. No participant may be granted more than the annual limit of 400,000 shares plus the amount of the participant's unused annual limit relating to share-based awards as of the close of the previous year, subject to adjustment for splits and other extraordinary corporate events.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Stock options are generally granted with an exercise price equal to the market value of the common stock on the date of grant, expire 10 years from the date they are granted, and generally vest over a two-year period for members of the Board of Directors and three-year period for employees. Upon exercise, new shares are issued by the Company. SARs are generally granted with a grant price equal to the market value of the common stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant. The restricted shares have vesting periods that range from eighteen months to three years and are subject to accelerated vesting and forfeiture under certain circumstances.

On February 9, 2005, the Company accelerated the vesting of all outstanding unvested underwater stock options. Accelerated stock options totaled 473,334 and impacted 43 employees and seven board members. There was no compensation expense recognized as a result of this acceleration. On December 30, 2005, prior to the adoption of FAS 123R, the Company accelerated the vesting of 97,706 SARs and placed a restriction on the transfer or sale of the common stock received upon the exercise of these SARs that matched the original vesting schedule of the SARs. This impacted 38 employees and resulted in $86,000 in compensation expense. The Company accelerated the vesting of all outstanding unvested underwater stock options and SARs in 2005 to avoid recognizing compensation expense in future periods.

At January 1, 2006, the Company had a total of 43,104 performance contingent shares of its common stock to be issued upon the attainment of all established performance goals by March 2008. There are three levels of performance for each business unit and at a corporate level that dictate the number of shares to be issued. Throughout 2005, the Company had recognized compensation expense related to this award on its expectation of the probability that the performance conditions would be satisfied. Based on the 2006 annual budget and future income projections prepared in the first quarter of 2006, the probability that the performance conditions, even at the marginal level, would be satisfied, was deemed remote and at March 31, 2006, the Company reversed approximately $60,000 of previously recognized compensation expense and discontinued recognizing any future expense associated with this award until such time as it is considered probable that the performance condition will be met. The Company has and will continue to reassess the probability of vesting of this award at each reporting period.

The weighted average fair value of options and SARs granted during the years ended December 31, 2006, 2005 and 2004 was estimated to be $6.31, $9.10 and $19.26, respectively. For the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic values of options and SARs exercised under the Company’s stock option plans were approximately $130,000, $243,000, and $1.5 million respectively, determined as of the date of exercise. As of December 31, 2006, there was $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options, SARs, and restricted stock that are expected to be recognized over a weighted-average period of approximately 1.9 years. Cash received from options exercised under the Company’s stock option plans for the years ended December 31, 2006, 2005 and 2004 was $87,000, $591,000, and $2.4 million, respectively.

A summary of option and SARs activity for the year ended December 31, 2006 and changes during the year then ended is presented below:

		Grant	Contractual	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2006	1,381,096	$26.20	6.58	$494
Granted	146,047	12.40	3.71	-
Exercised	(20,167)	6.30
Forfeited or expired	(490,358)	28.64
Outstanding at December 31, 2006	1,016,618	23.44	5.23	36

Exercisable at December 31, 2006	863,160	$25.38	5.31	$36

A summary of the status of the Company’s nonvested options and SARs for the year ended December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2006	53,501	$8.26
Granted	146,047	6.31
Vested	(29,999)	7.59
Forfeited	(19,258)	6.18
Nonvested at December 31, 2006	150,291	$6.76

A summary of the Company’s outstanding shares of restricted stock for the year ended December 31, 2006 and changes during the year then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Grant	Vesting	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2006	112,723	$17.49	1.08	$1,522
Granted	155,418	12.31	1.73	1,806
Vested	(48,583)	14.23
Forfeited	(22,820)	14.38
Outstanding at December 31, 2006	196,738	$14.57	1.31	$2,286

12.	Related Party Transactions

The Company purchased certain print advertising for initial recruitment of representatives through a company that is wholly-owned by family members of the Company's largest stockholder. The amounts charged to the Company for these purchases totaled approximately $180,000 for the year ended December 31, 2004. The Company no longer used this vendor after December 31, 2004.

13.	Treasury Stock

On April 27, 2005, the Company terminated its original 2001 stock repurchase plan. On May 2, 2005, the Company announced that its Board had authorized a plan to repurchase up to a million of its outstanding shares of common stock. The Company repurchased 996,900 shares in 2005 under that plan. The plan was terminated in 2006.

On November 7, 2006 the Company announced that its Board had authorized the Company to repurchase up to one million shares of its common stock. The Company may repurchase shares on the open market or in privately negotiated transactions, or both. Some or all of the repurchases, if any, may be made pursuant to a Company 10(b)5-1 Plan that the Company intends to adopt. Purchases, if any, will be made from the Company's available cash.

The number of shares repurchased as of December 31, 2006 is as follows:

	Average. Price	Shares
Period	Per Share	Purchased
September 2001	$ 22.00	5,000
May 2005	$ 12.36	226,900
June 2005	$ 11.92	353,330
July 2005	$ 13.77	315,570
August 2005	$ 14.39	101,100
Total	$ 12.90	1,001,900

An additional 16,106 shares were delivered back to the Company and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

14.	Significant Customers

During 2006, 2005 and 2004 the Company had several significant customers for which it provided services under specific contractual arrangements. The following sets forth the net service revenue generated by customers who accounted for more than 10% of the Company's service revenue during each of the periods presented.

	Years Ended December 31,
Customer	2006	2005	2004
A	$68,240	$69,452	$76,744
B	43,603	107,260	153,801
C	-	48,051	-

For the years ended December 31, 2006, and 2004, the Company had two large customers, who each individually represented 10% or more of its service revenue; these customers accounted for in the aggregate, approximately 46.8% and 66.4% respectively, of its service revenue. For the year ended December 31, 2005 the Company’s three largest customers, each of whom represented 10% or more of its service revenue, accounted for, in the aggregate, approximately 73.6% of its service revenue.

At December 31, 2006 and 2005, the Company’s two and three largest customers represented 11.7% and 56.6%, respectively, of the aggregate of outstanding service accounts receivable and unbilled services.

On February 28, 2006, the Company announced that it has been notified by AstraZeneca that its fee-for-service agreements with the Company would be terminated effective April 30, 2006, reducing revenue by approximately $63.8 million in 2006.

On September 26, 2006, the Company announced that it had received verbal notification from GSK of its intention not to renew its contract sales engagement with the Company for 2007. The contract, which represented approximately $65 million to $70 million in revenue on an annual basis, expired as scheduled on December 31, 2006.

On October 25, 2006, the Company also announced that it had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with the Company effective December 1, 2006. The contract, which represented approximately $18 million to $20 million in revenue on an annual basis, was previously scheduled to expire on December 31, 2006.

15.	Performance Based Contracts

In October 2000, the Company entered into an agreement (the Ceftin Agreement) with GSK for the exclusive U.S. sales, marketing and distribution rights for Ceftin® Tablets and Ceftin® for Oral Suspension, two dosage forms of a cephalosporin antibiotic, which agreement was terminated in February 2002 by mutual agreement of the parties. From October 2000 through February 2002, the Company marketed Ceftin to physicians and sold the products primarily to wholesale drug distributors, retail chains and managed care providers. Pursuant to the termination agreement, the Company agreed to perform marketing and distribution services through February 28, 2002. Customers who purchased the Company’s Ceftin product were permitted to return unused product, after approval from the Company, up to six months before and one year after the expiration date for the product, but no later than December 31, 2004. On March 31, 2004, the Company signed an agreement and waiver with a large wholesaler by which the Company agreed to pay that wholesaler $10.0 million, and purchase $2.5 million worth of services from that wholesaler by March 31, 2006, in exchange for that wholesaler waiving, to the fullest extent permitted by law, all rights with respect to any additional returns of Ceftin to the Company. In lieu of purchasing $2.5 million worth of services from the wholesaler, the Company entered into an agreement to provide services to affiliates of the wholesaler. The Company’s accrual for returns of $231,000 at December 31, 2006 consists almost entirely of amounts owed to that wholesaler. The accrual as recorded by the Company is its best estimate based on its understanding of its obligations.

16.	Executive Severance

On October 21, 2005, the Company announced the resignation of Charles T. Saldarini as vice chairman of the Board and chief executive officer. Mr. Saldarini also resigned as a member of the Company’s Board. As per the terms of his employment agreement, Mr. Saldarini was entitled to approximately $2.8 million in cash and stock compensation, which was recognized in the fourth quarter of 2005.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

On August 10, 2005, the Company announced that Bernard C. Boyle, the Company’s Chief Financial Officer would resign from his position with the Company effective December 31, 2005. The Company recognized approximately $1.6 million in additional compensation expense in the third quarter of 2005 as per the terms of his employment agreement. Effective December 31, 2005, the Company entered into an amended memorandum of understanding with the Company, pursuant to which Mr. Boyle deferred his resignation until March 31, 2006.

The Company also announced the resignation of three other executive vice presidents during 2005 and one other executive vice president during 2006. The Company recognized charges of approximately $5.7 million and $573,000 related to executive resignations/settlements in 2005 and 2006, respectively. These amounts are shown separately within operating expenses on the consolidated statement of operations for the years ended December 31, 2005 and 2006.

17.	Facilities Realignment

The Company recorded facility realignment charges totaling approximately $2.0 million and $2.4 million during 2006 and 2005, respectively. These charges were for costs related to excess leased office space the Company has at its Saddle River, New Jersey and Dresher, Pennsylvania facilities. The Company is seeking to sublease the excess spaces at both locations. A summary of the significant components of the facility realignment charges for the two years ended December 31, 2006 by segment is as follows:

	Sales	Marketing
	Services	Services	Total
2005:
Facility lease obligations	$1,057	$1,297	$2,354
Total facility realignment charge	$1,057	$1,297	$2,354
2006:
Facility lease obligations	$803	$(146)	$657
Asset impairments (1)	474	821	1,295
Total facility realignment charge	$1,277	$675	$1,952

(1) The asset impairments resulted in changes to the accumulated depreciation balance.

The following table presents a reconciliation of the restructuring charges in 2005 and 2006 to the balance at December 31, 2006 and 2005, which is included in accrued liabilities ($1.0 million and $1.2 million, respectively) and in other long-term liabilities ($1.3 million and $1.1 million, respectively):

Balance as of December 31, 2004	$-
Facility realignment charge	2,354
Payments	(19)
Balance as of December 31, 2005	$2,335

Accretion	51
Payments	(680)
Adjustments	606
Balance as of December 31, 2006	$2,312

Charges for facility lease obligations relate to real estate lease contracts where the Company has exited certain space and is required to make payments over the remaining lease term (January 2016 and November 2016 for the Saddle River, New Jersey facility and for the Dresher, Pennsylvania facility, respectively). All lease termination amounts are shown net of projected sublease income. The charge in 2006 reflect additional space exited as well as additional charges to reflect the softness of the real estate market in both areas as neither sublet despite actively marketing the spaces. Additionally, in 2006, the Company recorded an impairment charge related to leasehold improvements in both spaces as the Company determined it was unlikely that it will be able to recover the carrying value of these assets.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

18.	Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	2006	2005	2004
Current:
Federal	$(1,520)	$(5,867)	$3,320
State	(1,914)	(379)	1,904
Total current	(3,434)	(6,246)	5,224

Federal	2,592	3,662	8,039
State	118	2,785	1,160
Total deferred	2,710	6,447	9,199
Provision for income taxes	$(724)	$201	$14,423

The deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2006 and 2005 are as follows:

	2006	2005
Current deferred tax assets (liabilities)
included in other current assets:
Allowances and reserves	$1,580	$2,001
Contract costs	31	2,394
Compensation	835	717
Valuation allowance on deferred tax assets	(2,446)	(2,402)
-		2,710
Noncurrent deferred tax assets (liabilities)
included in other long-term assets:
Property, plant and equipment	(1,133)	(1,631)
State net operating loss carryforwards	2,048	1,955
State taxes	1,016	1,731
Intangible assets	(172)	3,088
Equity investment	505	509
Self insurance and other reserves	2,703	1,766
Other accruals	(629)	-
Valuation allowance on deferred tax assets	(4,338)	(7,418)
-		-
Net deferred tax asset	$-	$2,710

At December 31, 2006 and 2005, the Company had a valuation allowance of approximately $6.8 million and $9.8 million, respectively, related to the Company's net deferred tax assets that cannot be carried back.

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment. As a result, the Company established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2006 because the Company determined that it was more likely than not that these assets would not be realized. Similarly, at December 31, 2005, the Company established a federal and state valuation allowance for its net deferred tax assets in excess of the benefit that could be realized from a net operating loss carryback. At December 31, 2006, the Company has approximately $40.8 million of state net operating loss carryforwards, which has a full valuation allowance at December 31, 2006. These state operating losses will begin to expire in 2010.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate is as follows:

	2006	2005	2004
Federal statutory rate	35.0%	(35.0%)	35.0%
State income tax rate, net
of Federal tax benefit	(11.0%)	17.9%	5.7%
Meals and entertainment	0.3%	0.7%	0.2%
Valuation allowance	(26.9%)	18.4%	0.9%
Tax exempt income	(6.0%)	(2.9%)	(0.4%)
Other	1.8%	2.7%	-
Effective tax rate	(6.8%)	1.80%	41.40%

19.	Historical Basic and Diluted Net (Loss)/Income per Share

Historical basic and diluted net (loss)/income per share is calculated based on the requirements of SFAS No. 128, “Earnings Per Share.” A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)	(in thousands)	(in thousands)
Basic weighted average number of common shares	13,859	14,232	14,564
Dilutive effect of stock options, SARs, and
restricted stock	135	-	329
Diluted weighted average number
of common shares	13,994	14,232	14,893

Outstanding options at December 31, 2006 to purchase 734,404 shares of common stock with exercise prices of $14.16 to $93.75 were not included in the 2006 computation of historical and pro forma diluted net income per share because the exercise prices of the options were greater than the average market price per share of the common stock and therefore, the effect would have been antidilutive. In addition, there were 81,856 outstanding SARs with exercise prices $12.52 to $20.15 that were not included in the 2006 computation of historical and pro forma diluted net income per share because the exercise prices of the options were greater than the average market price per share of the common stock and therefore, the effect would have been antidilutive.

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

20.	Discontinued Operations

As announced in December 2005, the Company discontinued its MD&D business in the second quarter of 2006. The MD&D business included the Company’s MD&D contract sales and clinical sales teams and was previously reported in the sales services reporting segment. The MD&D business was abandoned through the run off of operations (i.e., to cease accepting new business but to continue to provide service under remaining contracts until they expire or terminate). In accordance with FAS No. 144, operations must be abandoned prior to reporting them as discontinued operations. The last active contract within MD&D ended in the second quarter of 2006. All prior periods have been restated to reflect the treatment of this unit as a discontinued operation. Summarized selected financial information for the discontinued operations is as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	For the Year Ended December 31,
	2006	2005	2004
Revenue, net	$1,876	$14,210	$18,647

Income (loss) from discontinued
operations before income tax	$693	$(8,047)	$1,112
Income tax expense	259	-	415
Net income (loss) from
discontinued operations	$434	$(8,047)	$697

21.	Segment Information

The Company reports under the following three segments, which excludes the MD&D reporting unit which is now reported as a discontinued operation:

Sales services segment - includes the Company’s Performance and Select Access teams. This segment uses teams to deliver services to a wide base; they have similar long-term average gross margins, contract terms, types of customers and regulatory environments. One segment manager oversees the operations of all of these units and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker;

Marketing services segment - includes the Company’s marketing research and medical education and communication services. This segment is project driven; the units comprising it have a large number of smaller contracts, share similar gross margins, have similar customers, and have low barriers to entry for competition. There are many discrete offerings within this segment, including: accredited continuing medical education (CME), content development for CME, promotional medical education, marketing research and communications. One segment manager oversees the operations of all of these units and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker; and

PDI products group (PPG) - includes revenues that were earned through the Company’s licensing and copromotion of pharmaceutical and MD&D products. There are currently no ongoing operations in this segment. Any business opportunities are reviewed by the chief executive officer and other members of senior management.

The accounting policies followed by the segments are described in Note 1, Nature of Business and Significant Accounting Policies. Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expenses. Certain corporate capital expenditures have not been allocated from the sales services segment to the other operating segments since it is impracticable to do so.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	For the Year Ended December 31,
	2006	2005	2004
Revenue:
Sales services	$202,748	$270,420	$313,784
Marketing services	36,494	34,785	29,057
PPG	-	-	2,956
Total	$239,242	$305,205	$345,797
Operating income (loss):
Sales services	$33	$(17,386)	$32,906
Marketing services	2,798	(1,186)	1,535
PPG	3,082	(268)	(362)
Total	$5,913	$(18,840)	$34,079
Reconciliation of income (loss) from operations to
income (loss) before income taxes:
Total income (loss) from operations
for operating groups	$5,913	$(18,840)	$34,079
Gain (loss) on investments	-	4,444	(1,000)
Interest income, net	4,738	3,190	1,779
Income (loss) before income taxes	$10,651	$(11,206)	$34,858
Capital expenditures: (1)
Sales services	$1,508	$2,901	$7,645
Marketing services	262	2,881	433
PPG	-	-	-
Total	$1,770	$5,782	$8,078
Depreciation expense: (1)
Sales services	$3,671	$3,260	$4,132
Marketing services	679	550	627
PPG	-	-	27
Total	$4,350	$3,810	$4,786
Total assets
Sales services	$157,750	$148,642	$179,754
Marketing services	43,886	51,517	44,516
PPG	-	-	435
Total	$201,636	$200,159	$224,705

(1) Capital expenditures and depreciation expense do not include amounts for discontinued operations.

				Schedule II

PDI, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

	Balance at	Additions	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2004
Allowance for doubtful accounts	$749,341	$654,903	$(1,330,660)	$73,584
Allowance for doubtful notes	-	500,000	-	500,000
Tax valuation allowance	1,881,851	322,436	-	2,204,287
Inventory valuation allowance	817,865	-	(817,865)	-
Accrued product rebates, sales
discounts and returns	22,810,826	1,676,000	(20,171,058)	4,315,768

2005
Allowance for doubtful accounts	$73,584	$713,669	$(8,847)	$778,407
Allowance for doubtful notes	500,000	842,378	(100,000)	1,242,378
Tax valuation allowance	2,204,287	9,318,890	(1,703,076)	9,820,101
Accrued product rebates, sales
discounts and returns	4,315,768	31,551	(4,116,460)	230,859

2006
Allowance for doubtful accounts	$778,407	$35,713	$(778,407)	$35,713
Allowance for doubtful notes	1,242,378	38,051	(495,837)	784,592
Tax valuation allowance	9,820,101	-	(3,035,884)	6,784,217
Accrued product rebates, sales
discounts and returns	230,859	-	-	230,859

(1) Includes payments and actual write offs, as well as changes in estimates in the reserves and the impact of acquisitions.