Form 10-Q
period 2007-03-31
PDI INC
filed 2007-05-10
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 5, 2007
Common stock, $0.01 par value	14,173,402

	PDI, Inc.
	Form 10-Q for Period Ended March 31, 2007
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006	3

	Consolidated Statements of Operations for the three month periods ended March 31, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	22

Item 6.	Exhibits	23

Signatures		24

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,866	$45,221
Short-term investments	66,410	69,463
Accounts receivable, net of allowance for doubtful accounts of
$164 and $36, respectively	10,987	25,416
Unbilled costs and accrued profits on contracts in progress	2,274	4,224
Income tax receivable	1,888	1,888
Other current assets	9,972	10,528
Total current assets	146,397	156,740
Property and equipment, net	12,096	12,809
Goodwill	13,612	13,612
Other intangible assets, net	15,630	15,950
Other long-term assets	2,350	2,525
Total assets	$190,085	$201,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,880	$3,915
Accrued income taxes	1,765	1,761
Unearned contract revenue	10,338	14,252
Accrued incentives	5,374	9,009
Accrued payroll and related benefits	1,399	1,475
Other accrued expenses	13,500	14,142
Total current liabilities	34,256	44,554
Long-term liabilities	8,209	7,885
Total liabilities	42,465	52,439

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,191,408 and 15,096,976 shares issued, respectively;
14,173,402 and 14,078,970 shares outstanding, respectively	152	151
Additional paid-in capital	119,518	119,189
Retained earnings	41,091	42,992
Accumulated other comprehensive income	73	79
Treasury stock, at cost (1,018,006 shares)	(13,214)	(13,214)
Total stockholders' equity	147,620	149,197
Total liabilities and stockholders' equity	$190,085	$201,636

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)

Revenue, net	$32,802	$77,144
Cost of services	23,827	58,440
Gross profit	8,975	18,704

Compensation expense	6,099	6,469
Other selling, general and administrative expenses	5,119	4,730
Total operating expenses	11,218	11,199
Operating (loss) income	(2,243)	7,505

Other income, net	1,360	975
(Loss) income before income tax	(883)	8,480
Provision for income tax	1,018	3,058

(Loss) income from continuing operations	(1,901)	5,422

Income from discontinued operations, net of tax	-	199

Net (loss) income	$(1,901)	$5,621

(Loss) income per share of common stock:
Basic:
Continuing operations	$(0.14)	$0.39
Discontinued operations	-	0.01
	$(0.14)	$0.41
Assuming dilution:
Continuing operations	$(0.14)	$0.39
Discontinued operations	-	0.01
	$(0.14)	$0.40
Weighted average number of common shares and
common share equivalents outstanding:
Basic	13,908	13,824
Assuming dilution	13,908	13,914

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net (loss) income from operations	$(1,901)	$5,621
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,452	1,497
Deferred income taxes, net	882	(238)
Provision for (recovery of) bad debt, net	128	(560)
Recovery of doubtful notes, net	(150)	(75)
Stock-based compensation	330	190
Loss on disposal of assets	7	-
Other changes in assets and liabilities:
Decrease in accounts receivable	14,301	7,788
Decrease (increase) in unbilled costs	1,950	(8,349)
Decrease in income tax receivable	-	3,812
Decrease in other current assets	556	295
Decrease in other long-term assets	175	184
Decrease in accounts payable	(2,035)	(2,824)
(Decrease) increase in accrued income taxes	4	2,985
Decrease in unearned contract revenue	(3,914)	(1,542)
(Decrease) increase in accrued incentives	(3,635)	2,915
Decrease in accrued payroll and related benefits	(76)	(80)
Decrease in accrued liabilities	(733)	(4,305)
Decrease in long-term liabilities	(558)	(2,459)
Net cash provided by operating activities	6,783	4,855

Cash Flows From Investing Activities
Sales (purchases) of short-term investments, net	2,965	(17,113)
Repayments from Xylos	150	75
Purchase of property and equipment	(253)	(428)
Net cash provided by (used in) investing activities	2,862	(17,466)

Cash Flows From Financing Activities
Net proceeds from exercise of stock options	-	52
Net cash provided by financing activities	-	52

Net increase (decrease) in cash and cash equivalents	9,645	(12,559)
Cash and cash equivalents - beginning	45,221	90,827
Cash and cash equivalents - ending	$54,866	$78,268

The accompanying notes are an integral part of these consolidated financial statements

PDI, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (the SEC). The unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements. During the second quarter of 2006, the Company discontinued its Medical Device and Diagnostic (MD&D) business. The MD&D business was part of the Company’s sales services reporting segment. The MD&D business is accounted for as a discontinued operation under GAAP and, therefore, the MD&D business’ results of operations have been removed from the Company’s results of continuing operations for all periods presented. See Note 11, Discontinued Operations. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Basic and Diluted Net Income per Share

Basic and diluted net income per share is calculated based on the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
Basic weighted average number of	13,908	13,824
of common shares
Dilutive effect of stock options, SARs,
and restricted stock	-	90
Diluted weighted average number
of common shares	13,908	13,914

Outstanding options to purchase 807,238 shares of common stock and 327,945 stock-settled stock appreciation rights (SARs) at March 31, 2007 were not included in the computation of loss per share as they would be antidilutive. Outstanding options to purchase 815,044 shares of common stock and 45,456 SARs at March 31, 2006 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares of common stock and therefore, the effect would have been antidilutive.

PDI, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

New Accounting Pronouncements - Standards Implemented

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 10 below for additional information. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

New Accounting Pronouncements - Standards to be Implemented

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to elect to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of this standard will be effective for the Company’s 2008 fiscal year. Management is currently evaluating what elections it plans to make and the impact of the provisions of SFAS 159.

3.	INVESTMENTS IN MARKETABLE SECURITIES:

The available-for-sale securities are carried at fair value and consist of auction rate securities (ARSs) held by the Company as well as assets in a Rabbi Trust associated with its deferred compensation plan. At March 31, 2007 and December 31, 2006, the carrying value of available-for-sale securities was approximately $56.9 million and $33.2 million, respectively, which are included in short-term investments. At March 31, 2007 and December 31, 2006, there was $56.3 million and $32.6 million, respectively, invested in ARSs. The ARSs are invested in high-grade bonds that have a weighted average maturity date of 28.1 years with an average interest rate reset period of 26.0 days. The available-for-sale securities within the Company’s deferred compensation plan at March 31, 2007 and December 31, 2006 consisted of approximately $198,000 and $215,000 respectively, in money market accounts, and approximately $375,000 and $447,000, respectively, in mutual funds. At March 31, 2007 and December 31, 2006, included in accumulated other comprehensive income were gross unrealized gains of approximately $121,000 and $131,000, respectively, and gross unrealized losses of approximately $3,000. In the three month periods ended March 31, 2007 and 2006, included in other income, net were gross realized gains of approximately $20,000 and $11,000, respectively, and no gross realized losses.

The Company’s other marketable securities consist of a laddered portfolio of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper. These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost and have a weighted average maturity of 2.9 months. Portions of these held-to-maturity securities are maintained in separate accounts to support the Company’s standby letters of credit. The Company has standby letters of credit of approximately $9.6 million and $9.7 million at March 31, 2007 and December 31, 2006, respectively, as collateral for its existing insurance policies and its facility leases. At March 31, 2007 and December 31, 2006, held-to-maturity securities were included in short-term investments (approximately $9.5 million and $36.2 million, respectively), other current assets (approximately $7.2 million and $7.2 million, respectively) and other long-term assets (approximately $2.4 million and $2.5 million, respectively). At March 31, 2007 and December 31, 2006, held-to-maturity securities included:

PDI, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
Cash/money accounts	$1,756	$332
Municipal securities	6,103	32,843
US Treasury obligations	1,500	1,499
Government agency obligations	6,796	8,394
Other securities	2,937	2,879
Total	$19,092	$45,947

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

For the three months ended March 31, 2007, there were no changes to the carrying amount of goodwill. Goodwill is attributable to the acquisition of the Company’s Pharmakon business unit in August 2004 and is reported in the marketing services operating segment.

All identifiable intangible assets recorded as of March 31, 2007 are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.

	As of March 31, 2007			As of December 31, 2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Covenant not to compete	$140	$72	$68	$140	$65	$75
Customer relationships	16,300	2,807	13,493	16,300	2,536	13,764
Corporate tradename	2,500	431	2,069	2,500	389	2,111
Total	$18,940	$3,310	$15,630	$18,940	$2,990	$15,950

Amortization expense from continuing operations for the three months ended March 31, 2007 and 2006 was $320,000. Estimated amortization expense for the current year and the next four years is as follows:

2007	2008	2009	2010	2011
$ 1,281	$ 1,281	$ 1,272	$ 1,253	$ 1,253

5.	OTHER ASSETS:

In October 2002, the Company acquired $1.0 million of preferred stock of Xylos Corporation (Xylos). In addition, the Company provided Xylos with short-term loans totaling $500,000 in the first half of 2004. The Company determined its $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004. The Company wrote its $1.0 million investment down to zero and established an allowance for credit losses against the $500,000 short-term loan. As of March 31, 2007, the short-term loan has been paid in full. Xylos made loan payments totaling $150,000, $250,000, and $100,000 in 2007, 2006, and 2005, respectively. These payments were recorded as credits to bad debt expense in the periods in which they were received. Of the payments received in 2006, $75,000 was received in the first quarter.

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which were due on November 26, 2005. In 2005, due to TMX’s continued losses and uncertainty regarding its future prospects, the Company established an allowance for credit losses against the TMX loans. During the first quarter of 2007, and the years ended 2006 and 2005, TMX provided services to the Company valued at $9,000, $246,000, and $245,000 respectively. The receipt of these services was credited as payment against the TMX loans and the balance of the loan receivable at March 31, 2007 is $500,000. The receipt of services in lieu of cash payment was recorded as a credit to loan receivable in 2005 and a credit to bad debt expense in 2007 and 2006. None of the services performed in 2006 were performed in the first quarter.

PDI, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

6.	FACILITIES REALIGNMENT:

The Company recorded facility realignment charges totaling approximately $2.0 million and $2.4 million during 2006 and 2005, respectively. These charges were for costs related to excess leased office space the Company has at its Saddle River, New Jersey and Dresher, Pennsylvania facilities. The Company is seeking to sublease the excess space at both locations. The expense is reported in other selling, general and administrative expenses within the reporting segment that it resides in and the accrual balance is reported in other accrued expenses and long-term liabilities on the balance sheet. A rollforward of the activity for the facility realignment plan is as follows:

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2006	$1,549	$763	$2,312
Accretion	5	3	8
Payments	(110)	(61)	(171)
Balance as of March 31, 2007	$1,444	$705	$2,149

7.	COMMITMENTS AND CONTINGENCIES:

Letters of Credit

As of March 31, 2007, the Company has $9.6 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.

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

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer AG (Bayer) in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings. As of March 31, 2007, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. The Company did not incur any costs or expenses relating to these matters during 2004, 2005, 2006 or the first quarter of 2007.

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

8.	OTHER COMPREHENSIVE (LOSS) INCOME:

A reconciliation of net (loss) income as reported in the consolidated statements of operations to other comprehensive (loss) income, net of taxes is presented in the table below.

	Three Months Ended
	March 31,
	2007	2006
Net (loss) income	$(1,901)	$5,621
Other comprehensive income
Unrealized holding gain on
available-for-sale securities	6	25
Reclassification adjustment for
realized losses	-	(12)
Other comprehensive (loss) income	$(1,895)	$5,634

9.	STOCK-BASED COMPENSATION:

Stock Incentive Plans

On March 30, 2007, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (the Compensation Committee) of the Board of Directors of the Company approved the 2007 PDI, Inc. Long Term Incentive Plan (the 2007 LTI Plan). This plan includes grants of SARs and restricted stock to certain executives of the Company. In approving grants under this plan, the Compensation Committee considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel. There were 97,426 shares of restricted stock with a grant date fair value of $9.52 and 157,304 SARs issued with a grant price of $9.52 in the first quarter of 2007 under the 2007 LTI Plan. The Company also issued a sign-on grant of 1,800 shares of restricted stock with a grant date fair value of $9.52 on March 30, 2007.

Total stock-based compensation for the three months ended March 31, 2007 and 2006 are as summarized in the following table:

	Three Months Ended
	March 31,
	2007	2006
Restricted Stock	$238	$171
SARs	50	9
Stock Options and Performance Based Shares	42	10
Total Stock-Based Compensation	$330	$190

The grant date fair values of SARs awards are determined using a Black-Scholes pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

PDI, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Changes in the Company’s outstanding stock options and SARs for the three month period ended March 31, 2007 were as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in thousands)
Outstanding at January 1, 2007	1,016,618	$23.44	5.23	$36
Granted	157,304	9.52	5.00	-
Exercised	-	-
Forfeited or expired	(38,739)	14.86
Outstanding at March 31, 2007	1,135,183	21.80	5.03	23

Exercisable at March 31, 2007	886,841	$25.03	5.04	$23

Changes in the Company’s outstanding shares of restricted stock for the three month period ended March 31, 2007 were as follows:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Vesting	Value
	Shares	Fair Value	Period (in years)	(in thousands)
Outstanding at January 1, 2007	196,738	$14.57	1.31	$2,286
Granted	99,226	9.52	3.00	945
Vested	(46,104)	21.53
Forfeited	(5,458)	12.28
Outstanding at March 31, 2007	244,402	$11.26	2.45	$1,587

10.	INCOME TAXES:

The following table summarizes income tax expense from continuing operations and the effective tax rate for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Income tax expense (benefit)	$1,018	$3,058
Effective income tax (benefit) rate	115.3%	36.1%

At January 1, 2007, the Company had a valuation allowance of approximately $6.8 million related to the Company’s net deferred tax assets. The Company performs an analysis each quarter of the elements of net deferred tax assets to determine whether the expected future income will more likely than not be sufficient to realize deferred tax assets. The Company’s recent operating results and projections of future income weigh heavily in the Company’s overall assessment. Included in net deferred tax assets is a deferred tax liability which arises from the amortization of the tax basis in goodwill related to the Pharmakon acquisition. In the first quarter of 2007 the Company determined that this deferred tax liability will not be realizable for an indeterminate time in the future and consequently should not be included in net deferred tax assets for purposes of calculating the valuation allowance in any period. As a result, the Company has increased the valuation allowance by $882,000 in the first quarter. The Company does not believe this increase will be material to the results of operations or its financial position in 2007. The Company also believes that the additional valuation allowance that would have resulted as of December 31, 2006 and 2005 was not material to the results of operations or the financial position of the Company in those years.

As highlighted in Note 2 above, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax

PDI, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

benefits. At March 31, 2007 and January 1, 2007, the Company had approximately $4.0 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $1.3 million and $1.2 million for the payment of interest and penalties at March 31, 2007 and January 1, 2007, respectively.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous state tax jurisdictions. The following tax years remain subject to examination as of March 31, 2007:

Jurisdiction	Tax Years
Federal	2003-2006
State and Local	2002-2006

The Company is currently under audit by the Internal Revenue Service for the 2003, 2004 and 2005 tax years. To date, there are no proposed adjustments which would have a material impact on the Company’s financial position, results of operations or cash flows. It is likely that the examination phase of this audit will conclude in 2007; however, based on the status of this examination and the protocol of finalizing such an audit which could include formal administrative and legal proceedings, it is not possible to estimate the impact of the amount of such changes, if any, to previously recorded unrecognized tax benefits. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11.	DISCONTINUED OPERATIONS:

As announced in December 2005, the Company discontinued its MD&D business in the second quarter of 2006. The MD&D business included the Company’s MD&D contract sales and clinical sales teams and was previously reported in the sales services reporting segment. There was no residual activity in the MD&D business during the three months ended March 31, 2007 and the Company does not anticipate any in future periods. All prior periods have been restated to reflect the treatment of this unit as a discontinued operation. Summarized selected financial information for the discontinued operations is as follows:

Three Months
Ended
March 31,
2006
Revenue, net	$1,668

Income from discontinued operations
before income tax	$372
Income tax expense (benefit)	173
Income from discontinued
operations	$199

12.	LOSS OF MATERIAL CONTRACT

On March 21, 2007, the Company announced that a large pharmaceutical company customer had given notification of its intention not to renew its contract sales engagement with the Company when it expires on May 12, 2007. The contract, which was for a term of one-year, represented approximately $35 million in annual revenue.

13.	SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the sales services segment to the other operating segments since it is impracticable to do so.

PDI, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenue:
Sales services	$26,167	$66,285
Marketing services	6,686	10,859
PPG	-	-
Total	$32,853	$77,144
Revenue, intersegment:
Sales services	$-	$-
Marketing services	51	-
PPG	-	-
Total	$51	$-
Revenue, less intersegment:
Sales services	$26,167	$66,285
Marketing services	6,635	10,859
PPG	-	-
Total	$32,802	$77,144
Operating (loss) income:
Sales services	$(1,981)	$5,882
Marketing services	(262)	1,540
PPG	-	83
Total	$(2,243)	$7,505
Reconciliation of operating (loss)
income to (loss) income from
continuing operations before
income taxes
Total operating (loss) income from
operating groups	$(2,243)	$7,505
Other income, net	1,360	975
(Loss) income from continuing operations
before income taxes	$(883)	$8,480

Capital expenditures:
Sales services	$207	$353
Marketing services	46	75
PPG	-	-
Total	$253	$428

Depreciation expense:
Sales services	$938	$924
Marketing services	186	159
PPG	-	-
Total	$1,124	$1,083

14.	SUBSEQUENT EVENT:

On April 2, 2007, the Company announced the resignation of Steven K. Budd as President of its sales services segment, effective April 6, 2007.

PDI, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q for the period ended March 31, 2007 (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “may,” “will” or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q.

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

• Competition in our industry;

• Our ability to attract and retain key employees and management personnel;

• Product liability claims against us; and

• Our, or our customers’, failure to comply with applicable laws and healthcare regulations.

Please see Part II - Item 1A - “Risk Factors” in this Form 10-Q and Part I - Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, as well as other documents we file with the SEC from time to time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a provider of commercialization services to the biopharmaceutical industry. We are dedicated to maximizing the return on investment for our clients by providing strategic flexibility, sales, marketing and commercialization expertise and a philosophy of performance. We have a variety of agreement types that we enter into with our customers, from fee for service arrangements to arrangements which involve risk-sharing and incentive based provisions.

Reporting Segments and Operating Groups

In the fourth quarter of 2005, we announced that we would be discontinuing our MD&D business unit. For reporting periods beginning in the second quarter of 2006, the MD&D business unit was reported as discontinued operations. For the three months ended March 31, 2007 and 2006, our reporting segments are as follows:

♦	Sales Services:
•	Performance Sales Teams; and
•	Select Access.

♦	Marketing Services:
•	Vital Issues in Medicine (VIM)®;
•	Pharmakon; and
•	TVG Marketing Research and Consulting (TVG).

♦	PDI Products Group (PPG)

An analysis of these reporting segments and their results of operations is contained in Note 13 to the consolidated financial statements and in the discussion under “Consolidated Results of Operations.”

PDI, Inc.

Description of Businesses

Sales Services

This segment includes our Performance Sales Teams and Select Access’ Teams. This segment, which focuses on product detailing, represented 79.8% of consolidated revenue for the three months ended March 31, 2007.

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

Select Access’

Select Access represents a shared sales team business model where multiple non-competing brands are represented for different pharmaceutical companies. Using these teams, we make a face-to-face selling resource available to those customers who want an alternative to a dedicated team. PDI Select Access is a leading provider of these detailing programs in the U.S. Since costs are shared among various companies, these programs may be less expensive for the customer than programs involving a dedicated sales force. With a shared sales team, the customer still receives targeted coverage of its physician audience within the representatives’ geographic territories.

Marketing Services

This segment, which includes our Pharmakon, TVG and VIM business units, represented 20.2% of consolidated revenue for the quarter ended March 31, 2007.

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

Vital Issues in Medicine

Our Vital Issues in Medicine business unit (VIM®) develops and executes continuing medical education services funded by the biopharmaceutical and medical device and diagnostics industries. Using an expert-driven, customized approach, we provide faculty development/advocacy, continuing medical education activities in a wide variety of formats, and interactive initiatives to generate additional value to our customers' portfolios.

PDI, Inc.

PDI Products Group (PPG)

The goal of the PPG segment has been to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the quarter ended March 31, 2007 or for the year ended December 31, 2006.

Notwithstanding the fact that we have shifted our strategy to deemphasize the PPG segment and focus on our service businesses, we may continue to review opportunities which may include copromotion, distribution arrangements, as well as licensing and brand ownership of products. We do not currently anticipate any revenue for 2007 from the PPG segment.

Discontinued Operations

MD&D Contract Sales and Clinical Sales Teams

Our medical teams group provided an array of sales and marketing services to the MD&D industry. It provided dedicated sales teams to the MD&D industry as well as clinical after sales support teams.

Nature of Contracts by Segment

Our contracts are nearly all fee for service. They may contain operational benchmarks, such as a minimum amount of activity within a specified amount of time. These contracts can include incentive payments that can be earned if our activities generate results that meet or exceed performance targets. Contracts may generally be terminated with or without cause by our clients. Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks. Occasionally, our contracts may require us to meet certain financial covenants, such as maintaining a specified minimum amount of working capital.

Sales Services

The majority of our revenue is generated by contracts for dedicated sales teams. These contracts are generally for terms of one to two years and may be renewed or extended. The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice. Certain contracts provide for termination payments if the client terminates the contract without cause. Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

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

PPG

We have no current contracts in our PPG segment.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

PDI, Inc.

	Three Months Ended March 31,
Operating data	2007	2006
Revenue, net	100.0%	100.0%
Cost of services	72.6%	75.8%
Gross profit	27.4%	24.2%
Compensation expense	18.6%	8.4%
Other selling, general and administrative expenses	15.6%	6.1%
Total operating expenses	34.2%	14.5%
Operating (loss) income	(6.8%)	9.7%
Other income, net	4.1%	1.3%

(Loss) income before income tax	(2.7%)	11.0%
Provision for income tax	3.1%	4.0%
(Loss) income from continuing operations	(5.8%)	7.0%
Income from discontinued operations, net of tax	0.0%	0.3%
Net (loss) income	(5.8%)	7.3%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue

Revenue for the quarter ended March 31, 2007 was $32.8 million, 57.5% less than revenue of $77.1 million for the quarter ended March 31, 2006.

Revenue from the sales services segment for the quarter ended March 31, 2007 was $26.2 million, 60.5% less than revenue of $66.3 million from that segment for the comparable prior year period. This decrease is attributable to the termination and expiration of certain contracts during 2006, as described below, partially offset by the addition of one large contract in May 2006.

Effective April 30, 2006, AstraZeneca terminated its contract sales force arrangement with us; this contract represented $43.0 million in revenue in 2006, $28.3 million of which was earned in the quarter ended March 31, 2006. Additionally, on September 26, 2006, we announced that GlaxoSmithKline (GSK) would not be renewing its contract with us when it expired on December 31, 2006. This contract represented $67.4 million in revenue in 2006, $17.5 million of which was earned in the quarter ended March 31, 2006. Furthermore, on October 25, 2006, we announced that we had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006. This contract represented approximately $18.3 million in revenue in 2006, $4.6 million of which was earned in the quarter ended March 31, 2006.

Revenue for the marketing services segment was $6.6 million in the quarter ended March 31, 2007, 38.9% less than the $10.9 million in the comparable prior year period. This is attributable to decreased revenue from all three business units within this segment during the first quarter of 2007 due to a decline in projects when compared to the first quarter of 2006.

The PPG segment did not have any revenue in the first quarters of 2007 and 2006.

Cost of services

Cost of services for the quarter ended March 31, 2007 was $23.8 million, 59.2% less than cost of services of $58.4 million for the quarter ended March 31, 2006. Cost of services associated with the sales services segment for the quarter ended March 31, 2007 were $20.3 million, 61.3% less than cost of services of $52.5 million for the prior year period. The decrease is attributable to the contract terminations discussed above. Cost of services associated with the marketing services segment was $3.5 million, a $2.4 million decrease from the comparable prior year period due to the decline in projects in the first quarter of 2007.

Gross Profit

The gross profit percentage for the quarter ended March 31, 2007 was 27.4%, an increase of 3.2 percentage points from the comparable prior year period. This increase in gross margin was mainly attributable to the marketing services segment, and its higher gross margins, constituting a larger percentage of consolidated revenue for the quarter ended March 31, 2007.

The gross profit percentage for the quarter ended March 31, 2007 for the sales services segment was 22.3%, an increase of 1.5 percentage points from the comparable prior year period. This increase in gross profit was mainly attributable to the change

PDI, Inc.

in revenue mix between the Performance Sales Team unit and the Select Access unit. Select Access had higher gross margins in both periods.

The gross margin for the marketing services segment increased to 47.2% in the quarter ended March 31, 2007 as compared to 45.0% in the comparable prior year period. This increase in gross profit was mainly attributable to Pharmakon constituting a larger percentage of segment revenue as Pharmakon typically has higher gross margins than the TVG and VIM units.

Compensation expense

Compensation expense for the quarter ended March 31, 2007 was $6.1 million, 5.7% less than $6.5 million for the comparable prior year period. This decrease is primarily attributable to reduced employee costs at our corporate headquarters in the first quarter of 2007. As a percentage of total net revenue, compensation expense increased to 18.6% for the quarter ended March 31, 2007 from 8.4% in the comparable prior year period. This increase was primarily attributable to the decline in revenue discussed above.

Compensation expense for the quarter ended March 31, 2007 attributable to the sales services segment was $3.7 million compared to $4.2 million for the quarter ended March 31, 2006; as a percentage of revenue, it increased to 14.2% from 6.4% in the comparable prior year period. This increase was primarily attributable to the decline in revenue discussed above.

Compensation expense for the quarter ended March 31, 2007 attributable to the marketing services segment was $2.4 million, approximately 7.0% more than the comparable prior year period. As a percentage of revenue, compensation expense for the quarter ended March 31, 2007 increased to 36.1% from 20.6% in the comparable prior year period. This increase is primarily due to the decline in revenue at all three business units of this segment as discussed above.

Other selling, general and administrative expenses

Total other selling, general and administrative expenses were $5.1 million for the quarter ended March 31, 2007, 8.2% more than other selling, general and administrative expenses of $4.7 million for the quarter ended March 31, 2006. In the first quarter of 2006, other selling, general and administrative expenses benefited from approximately $300,000 in bad debt collections recorded as credits to other selling, general and administrative expense. The quarter ended March 31, 2006 also benefited from favorable litigation settlement reversals and receipt of payments of approximately $200,000.

Other selling, general and administrative expenses attributable to the sales services segment for the quarter ended March 31, 2007 were $4.1 million, which was 15.7% of revenue, compared to other selling, general and administrative expenses for the comparable prior year period of $3.7 million, or 5.6% of revenue. This increase was primarily attributable to the decline in revenue discussed above.

Other selling, general and administrative expenses attributable to the marketing services segment for the quarter ended March 31, 2007 were approximately $1.0 million, compared to $1.1 million for the comparable prior year period. As a percentage of revenue, other selling, general and administrative expenses increased to 15.1% from 10.2% in the comparable prior year period.

Other selling, general and administrative expenses attributable to the PPG segment for the quarter ended March 31, 2007 were zero, compared to a credit of $83,000 in the comparable prior year period. This credit was due to the receipt of a settlement payment.

Operating (loss) income

There was an operating loss for the quarter ended March 31, 2007 of approximately $2.2 million, compared to operating income of $7.5 million in the comparable prior year period. This decrease is primarily attributable to the decline in revenue and gross profit in the sales services segment discussed previously.

There was an operating loss of $2.0 million for the quarter ended March 31, 2007 for the sales services segment, as compared to operating income of $5.9 million in the comparable prior year period. This decrease is primarily due to the loss of significant contracts discussed above.

There was an operating loss for the marketing services segment of $262,000 for the quarter ended March 31, 2007 compared to operating income of $1.5 million in that segment for the comparable prior year period. This decrease in operating income was due to fewer projects for the quarter ended March 31, 2007 when compared to the quarter ended March 31, 2006.

There was operating income from the PPG segment for the quarter ended March 31, 2006 of $83,000 due to the receipt of a settlement payment.

PDI, Inc.

Other income, net

Other income, net, for the quarters ended March 31, 2007 and 2006 was $1.4 million and $975,000, respectively, and was composed primarily of interest income. The increase in interest income is primarily due to higher interest rates and higher cash balances for the quarter ended March 31, 2007.

Income tax expense

Federal and state income tax expense was approximately $1.0 million for the quarter ended March 31, 2007, compared to income tax expense of $3.1 million for the quarter ended March 31, 2006. Income taxes for the quarter ended March 31, 2007 were impacted by an increase of $882,000 in the valuation allowance on deferred tax assets. See Note 10 to the consolidated financial statements for details on the increase in the valuation allowance.

(Loss) income from continuing operations

There was a loss from continuing operations for the quarter ended March 31, 2007 of $1.9 million, compared to income from continuing operations of approximately $5.4 million in the comparable prior year period.

Discontinued operations

There was no income from discontinued operations during the quarter ended March 31, 2007. Revenue from discontinued operations for the quarter ended March 31, 2006 was approximately $1.7 million. Income from discontinued operations before income tax for the quarter ended March 31, 2006 was approximately $372,000. Income from discontinued operations, net of tax, for the quarter ended March 31, 2006 was approximately $199,000.

Net(loss) income

There was a net loss for the quarter ended March 31, 2007 of approximately $1.9 million, compared to net income of approximately $5.6 million in the comparable prior year period.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents and short-term investments of approximately $121.3 million and working capital of $112.1 million, compared to cash and cash equivalents and short-term investments of approximately $114.7 million and working capital of approximately $112.2 million at December 31, 2006.

For the three months ended March 31, 2007, net cash provided by operating activities was $6.8 million, compared to $4.9 million net cash provided by operating activities for the three months ended March 31, 2006. The main components of cash provided by operating activities during the three months ended March 31, 2007 were:

•
the net loss when adjusted for depreciation and other non-cash expense of $2.6 million, which includes depreciation expense of $1.1 million and stock compensation expense of $330,000, resulted in cash flow of approximately $600,000;

• a net decrease in other changes in assets and liabilities of $6.0 million which includes $14.3 million of net collections of accounts receivable partially offset by a $10.9 million decrease in total liabilities.

The net changes in the “Other changes in assets and liabilities” section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period.

As of March 31, 2007, we had $2.3 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of March 31, 2007, we had $10.3 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the three months ended March 31, 2007, net cash provided by investing activities was $2.9 million as compared to $17.5 million used in investing activities for the comparable prior year period. Approximately $3.0 million of short-term investments included in our laddered portfolio of investment grade debt instruments matured and were not reinvested but included in cash and cash equivalents. Our portfolio is comprised of U.S. Treasury and U.S. Federal Government agencies’ bonds, municipal bonds and commercial paper. We are focused on preserving capital, maintaining liquidity and maximizing returns in accordance with our investment criteria. We had approximately $253,000 of capital expenditures primarily for computer equipment and software during the three months ended March 31, 2007. Capital expenditures for the three months ended March 31, 2006 were $428,000 also primarily for computer equipment. For both periods, all capital expenditures were funded out of available cash.

PDI, Inc.

For the three months ended March 31, 2007, there was no net cash provided by or used in financing activities. In the comparable prior year period, there was $52,000 provided by financing activities. This amount represents proceeds received from the exercise of stock options.

On November 7, 2006 we announced that our board of directors authorized us to repurchase up to one million shares of our common stock. We did not repurchase any shares of our common stock during 2006. As of the date of this Form 10-Q, we have not repurchased any shares of our common stock during 2007. Purchases, if any, will be made from our available cash.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the three months ended March 31, 2007, we had two major clients that accounted for approximately 31.3% and 19.9%, respectively, or a total of 51.2% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations. For example, on March 21, 2007, we announced that a large pharmaceutical company customer had given notification of its intention not to renew its contract sales engagement with us when it expires on May 12, 2007. This contract, which was for a term of one-year, represented approximately $35 million in annual revenue. Unless and until we generate sufficient new business to offset the loss of this contract, our current results will not be duplicated in future periods and future revenue and cash flows will further decrease. In addition, Select Access’ services to a significant customer are seasonal in nature, occurring primarily in the winter season. We estimate cash flows used in operations to be approximately $15 million in 2007, unless that lost business is replaced.

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

We have federal income tax receivables, net of the first quarter federal tax provision, of approximately $1.9 million on our balance sheet as of March 31, 2007. We expect to receive these refunds in 2007.

We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating and capital requirements for the next 12 months. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk). Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes and we have no interest bearing long term or short term debt. At March 31, 2007 and December 31, 2006 we did not hold any derivative financial instruments.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our cash and cash equivalents and short term investments at March 31, 2007 were composed of the instruments described in the preceding paragraph. All of those investments mature by August 2007, with the majority having interest reset periods not greater than 35 days. If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the near term maturity.

PDI, Inc.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings. As of March 31, 2007, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. We did not incur any costs or expenses relating to these matters during 2004, 2005, 2006 or the first quarter of 2007.

California Class Action Litigation

On September 26, 2005, we were served with a complaint in a purported class action lawsuit that was commenced against us in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, we accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, we filed an answer generally denying the allegations set forth in the complaint. In December 2005, we reached a tentative settlement of this action, subject to court approval. As a result, we reduced our accrual relating to asserted and unasserted claims relating to this matter to $600,000 during the quarter ended December 31, 2005. In October 2006, we received preliminary settlement approval from the court and the final approval hearing was held in January 2007. Pursuant to the settlement, we are currently in the process of distributing the payments to the class members, their counsel and the California Labor and Workforce Development Agency in an aggregate amount of approximately $50,000.

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

PDI, Inc.

were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial condition or results of operations. Legal fees are expensed as incurred.

Item 1A. Risk Factors

In addition to the factors generally affecting the economic and competitive conditions in our markets, you should carefully consider the additional risk factors that could have a material adverse impact on our business, financial condition or results of operations, which are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006, except that the following risk factors have been updated to reflect developments subsequent to the filing of that report.

Most of our service revenue is derived from a limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition or results of operations.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the three months ended March 31, 2007, our two largest customers accounted for approximately 31.3% and 19.9%, respectively, or approximately 51.2% in the aggregate, of our service revenue. For the year ended December 31, 2006, our three largest customers accounted for 28.5%, 18.3% and 9.9%, respectively, or approximately 56.7% in the aggregate, of our service revenue. For the year ended December 31, 2005, our three largest customers, each of whom represented 10% or more of our service revenue, accounted for, in the aggregate, approximately 73.6% of our service revenue. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major customers could have a material adverse effect on our business, financial condition or results of operations. For example, as announced on February 28, 2006, AstraZeneca terminated its contract sales force arrangement with us effective April 30, 2006. The termination affected approximately 800 field representatives, and the impact on revenue was approximately $63.8 million in 2006. Additionally, on September 26, 2006, we announced that GSK would not be renewing its contract with us when it expired on December 31, 2006. This represented a loss of revenue between $65 and $70 million for 2007. Furthermore, on October 25, 2006, we announced that we had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006. The contract, which represented approximately $18 million to $20 million in revenue on an annual basis, was scheduled to expire on December 31, 2006. In addition, on March 21, 2007, we announced that a large pharmaceutical company customer had given notification of its intention not to renew its contract sales engagement with us when it expires on May 12, 2007. The contract, which was for a term of one year, represented approximately $35 million in annual revenue.

Our service contracts are generally short-term agreements and are cancelable at any time, which may result in lost revenue and additional costs and expenses.

Our service contracts are generally for a term of one to two years (certain of our operating entities have contracts of shorter duration) and many may be terminated by the customer at any time for any reason. Additionally, certain of our customers have the ability to significantly reduce the number of representatives we deploy on their behalf. For example, as discussed above, AstraZeneca terminated its contract sales force arrangement with us effective April 30, 2006. The termination affected approximately 800 field representatives. The revenue impact was approximately $63.8 million in 2006. Additionally, the expiration and/or termination of the sales force contracts of GSK, sanofi-aventis and the other large pharmaceutical company customer discussed in the risk factor above represent a loss of approximately $95 million in revenue for 2007 as compared to 2006.

The early termination or significant reduction of a contract by one of our customers not only results in lost revenue, but also typically causes us to incur additional costs and expenses. All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is significantly reduced or terminated, unless we can immediately transfer the related sales force to a new program, if permitted under the contract, we must either continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination. The loss, termination or significant reduction of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

Due to the expiration and/or termination of several significant contracts during 2006 and 2007 and management’s intention to implement our long-term strategic plan during 2007 and beyond, our revenue and results of operations for the year ended December 31, 2006 cannot be relied upon as representative of the revenue and results of operations that we may achieve in 2007 and future periods.

As noted above, during 2006 and the first quarter of 2007, we experienced the expiration and/or termination of several significant contracts, including termination of our AstraZeneca sales contract force effective as of April 30, 2006, the termination of our contract sales agreement with sanofi-aventis effective as of December 1, 2006, the expiration of our contract sales agreement with GSK on December 31, 2006 and the upcoming expiration of our contract sales arrangement with a large pharmaceutical

PDI, Inc.

company customer on May 12, 2007. These four customers accounted for an aggregate of approximately $151 million of revenue during 2006. Unless and until we generate sufficient new business to offset the loss of these contracts, our 2006 financial results will not be duplicated in future periods and future revenue and cash flows from operations will decrease significantly. In addition, we expect to incur a net loss for 2007 and may incur net losses in future periods. Our senior management intends to implement our long-term strategic plan during 2007 and beyond. This plan includes, in part, a focus on supplementing our current service offerings with complementary commercialization service offerings to the biopharmaceutical and life sciences industries. To the extent this element of our strategic plan is implemented during 2007 and in future periods, these will constitute new service offerings for which there were no comparable financial results during 2006.

Our business will suffer if we are unable to hire and retain key management personnel to fill critical vacancies.

The success of our business also depends on our ability to attract and retain qualified senior management and experienced financial executives who are in high demand and who often have competitive employment options. Currently, we have a significant vacancy in our executive management. Steven K. Budd, the former president of our sales services segment, resigned effective April 6, 2007. We have initiated a process to identify Mr. Budd’s successor. Our failure to attract and retain qualified individuals could have a material adverse effect on our business, financial condition or results of operations.

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

Date: May 10, 2007	PDI, Inc.
(Registrant)

/s/ Michael J. Marquard
Michael J. Marquard
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer