Form 10-Q
period 2007-06-30
PDI INC
filed 2007-08-09
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
        Commission File Number: 0-24249

PDI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2919486
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
SaddleRiver Executive Centre 1 Route 17 South Saddle River, New Jersey07458
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 3, 2007
Common stock, $0.01 par value	14,167,110

	PDI, Inc.
	Form 10-Q for Period Ended June 30, 2007
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits	26

Signatures		26

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,800	$45,221
Short-term investments	20,477	69,463
Accounts receivable, net of allowance for doubtful accounts of
$24 and $36, respectively	19,164	25,416
Unbilled costs and accrued profits on contracts in progress	2,483	4,224
Income tax receivable	1,888	1,888
Other current assets	8,507	10,528
Total current assets	143,319	156,740
Property and equipment, net	10,754	12,809
Goodwill	13,612	13,612
Other intangible assets, net	15,310	15,950
Other long-term assets	2,350	2,525
Total assets	$185,345	$201,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,987	$3,915
Accrued income taxes	2,138	1,761
Unearned contract revenue	10,642	14,252
Accrued incentives	5,960	9,009
Accrued payroll and related benefits	873	1,475
Other accrued expenses	10,879	14,142
Total current liabilities	32,479	44,554
Long-term liabilities	7,620	7,885
Total liabilities	40,099	52,439

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,198,394 and 15,096,976 shares issued, respectively;
14,167,110 and 14,078,970 shares outstanding, respectively	152	151
Additional paid-in capital	119,764	119,189
Retained earnings	38,594	42,992
Accumulated other comprehensive income	88	79
Treasury stock, at cost (1,031,284 and 1,018,006 shares, respectively)	(13,352)	(13,214)
Total stockholders' equity	145,246	149,197
Total liabilities and stockholders' equity	$185,345	$201,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue, net	$27,784	$54,951	$60,586	$132,095
Cost of services	20,633	42,993	44,461	101,433
Gross profit	7,151	11,958	16,125	30,662

Compensation expense	6,327	7,158	12,425	13,627
Other selling, general and administrative expenses	4,711	4,763	9,830	9,493
Total operating expenses	11,038	11,921	22,255	23,120
Operating (loss) income	(3,887)	37	(6,130)	7,542

Other income, net	1,577	1,216	2,937	2,191
(Loss) income before income tax	(2,310)	1,253	(3,193)	9,733
Provision for income tax	187	546	1,205	3,604

(Loss) income from continuing operations	(2,497)	707	(4,398)	6,129

Income from discontinued operations, net of tax	-	188	-	387

Net (loss) income	$(2,497)	$895	$(4,398)	$6,516

(Loss) income per share of common stock:
Basic:
Continuing operations	$(0.18)	$0.05	$(0.32)	$0.44
Discontinued operations	-	0.01	-	0.03
	$(0.18)	$0.06	$(0.32)	$0.47
Assuming dilution:
Continuing operations	$(0.18)	$0.05	$(0.32)	$0.44
Discontinued operations	-	0.01	-	0.03
	$(0.18)	$0.06	$(0.32)	$0.47

Weighted average number of common shares and
common share equivalents outstanding:
Basic	13,931	13,857	13,920	13,841
Assuming dilution	13,931	13,953	13,920	13,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006

Cash Flows From Operating Activities
Net (loss) income from operations	$(4,398)	$6,516
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation, amortization and accretion	2,844	2,902
Deferred income taxes, net	750	3,168
Provision for (recovery of) bad debt, net	9	(807)
Recovery of doubtful notes, net	(150)	-
Stock-based compensation	576	593
Non-cash facilities realignment	(17)	-
Asset impairment	42	-
Loss on disposal of equipment	7	-
Other	-	9
Other changes in assets and liabilities:
Decrease in accounts receivable	6,243	3,528
Decrease in unbilled costs	1,741	1,714
Decrease in income tax receivable	-	800
Decrease (increase) in other current assets	2,021	(887)
Decrease in other long-term assets	175	185
Decrease in accounts payable	(1,928)	(3,251)
Increase in accrued income taxes	377	564
(Decrease) increase in unearned contract revenue	(3,610)	3,559
(Decrease) increase in accrued incentives	(3,049)	208
Decrease in accrued payroll and related benefits	(602)	(710)
Decrease in accrued liabilities	(3,806)	(6,778)
Net cash (used in) provided by operating activities	(2,775)	11,313

Cash Flows From Investing Activities
Sales (purchases) of short-term investments, net	48,909	(45,170)
Repayments of note receivable	150	150
Purchase of property and equipment	(567)	(905)
Net cash provided by (used in) investing activities	48,492	(45,925)

Cash Flows From Financing Activities
Net proceeds from exercise of stock options	-	87
Cash paid for repurchase of restricted shares	(138)	-
Net cash (used in) provided by financing activities	(138)	87

Net increase (decrease) in cash and cash equivalents	45,579	(34,525)
Cash and cash equivalents - beginning	45,221	90,827
Cash and cash equivalents - ending	$90,800	$56,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (the SEC). The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements. During the second quarter of 2006, the Company discontinued its Medical Device and Diagnostic (MD&D) business. The MD&D business was part of the Company’s sales services reporting segment. The MD&D business is accounted for as a discontinued operation under GAAP and, therefore, the MD&D business’ results of operations have been removed from the Company’s results of continuing operations for all periods presented. See Note 11, Discontinued Operations. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Basic and Diluted Net Income per Share

Basic and diluted net income per share is calculated based on the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic weighted average number of	13,931	13,857	13,920	13,841
of common shares
Dilutive effect of stock options, SARs,
and restricted stock	-	96	-	100
Diluted weighted average number
of common shares	13,931	13,953	13,920	13,941

Outstanding options to purchase 524,386 shares of common stock and 303,105 stock-settled stock appreciation rights (SARs) at June 30, 2007 were not included in the computation of loss per share as they would be anti-dilutive. Outstanding options to purchase 743,071 shares of common stock and 84,721 SARs at June 30, 2006 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares of common stock and therefore, the effect would have been anti-dilutive.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows. This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a write-down or write-off necessary that previously required no such write-down or write-off. In the second quarter of 2007, the Company recorded a non-cash charge of approximately $385,000 for furniture and leasehold improvements related to the excess leased space at its Saddle River, New Jersey and Dresher, Pennsylvania locations. See Note 6, Facilities Realignment, for additional information. Additionally, in the second quarter of 2006, the Company recorded a non-cash charge of approximately $42,000 related to the impairment of certain capitalized software development costs associated with its Experts and Evidence web portal.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits entities to elect to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The provisions of this standard will be effective for the Company’s 2008 fiscal year. Management is currently evaluating what elections it plans to make and the impact of the provisions of FAS 159.

3.	INVESTMENTS IN MARKETABLE SECURITIES:

The available-for-sale securities are carried at fair value and consist of auction rate securities (ARSs) held by the Company as well as assets in a Rabbi Trust associated with its deferred compensation plan. At June 30, 2007 and December 31, 2006, the carrying value of available-for-sale securities was approximately $12.3 million and $33.2 million, respectively, which are included in short-term investments. At June 30, 2007 and December 31, 2006, there was $11.7 million and $32.6 million, respectively, invested in ARSs. The ARSs are invested in high-grade bonds that have a weighted average maturity date of 33.6 years with an average interest rate reset period of seven days. The available-for-sale securities within the Company’s deferred compensation plan at June 30, 2007 and December 31, 2006 consisted of approximately $174,000 and $215,000 respectively, in money market accounts, and approximately $411,000 and $447,000, respectively, in mutual funds. At June 30, 2007 and December 31, 2006, included in accumulated other comprehensive income were gross unrealized gains of approximately $143,000 and $131,000, respectively, and gross unrealized losses of approximately $3,000, respectively. In the six month periods ended June 30, 2007 and 2006, included in other income, net were gross realized gains of approximately $20,000 and $11,000, respectively, and no gross realized losses.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company’s other marketable securities consist of a laddered portfolio of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper. These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost and have a weighted average maturity of 1.3 months. Portions of these held-to-maturity securities are maintained in separate accounts to support the Company’s standby letters of credit. The Company has standby letters of credit of approximately $7.7 million and $9.7 million at June 30, 2007 and December 31, 2006, respectively, as collateral for its existing insurance policies and its facility leases. At June 30, 2007 and December 31, 2006, held-to-maturity securities were included in short-term investments (approximately $8.1 million and $36.2 million, respectively), other current assets (approximately $5.3 million and $7.2 million, respectively) and other long-term assets (approximately $2.4 million and $2.5 million, respectively). At June 30, 2007 and December 31, 2006, held-to-maturity securities included:

	June 30,	December 31,
	2007	2006
Cash/money accounts	$-	$332
Municipal securities	3,001	32,843
US Treasury obligations	1,498	1,499
Government agency obligations	7,799	8,394
Other securities	3,550	2,879
Total	$15,848	$45,947

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

For the six months ended June 30, 2007, there were no changes to the carrying amount of goodwill. Goodwill is attributable to the acquisition of the Company’s Pharmakon business unit in August 2004 and is reported in the marketing services operating segment.

All identifiable intangible assets recorded as of June 30, 2007 are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.

	As of June 30, 2007			As of December 31, 2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Covenant not to compete	$140	$79	$61	$140	$65	$75
Customer relationships	16,300	3,079	13,221	16,300	2,536	13,764
Corporate tradename	2,500	472	2,028	2,500	389	2,111
Total	$18,940	$3,630	$15,310	$18,940	$2,990	$15,950

Amortization expense from continuing operations for the three months ended June 30, 2007 and 2006 was $320,000. Amortization expense from continuing operations for the six months ended June 30, 2007 and 2006 was $641,000. Estimated amortization expense for the current year and the next four years is as follows:

2007	2008	2009	2010	2011
$ 1,281	$ 1,281	$ 1,272	$ 1,253	$ 1,253

5.	OTHER ASSETS:

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which were due on November 26, 2005. In 2005, due to TMX’s continued losses and uncertainty regarding its future prospects, the Company established an allowance for credit losses against the TMX loans. During the first six months of 2007, and the years ended 2006 and 2005, TMX provided services to the Company valued at $9,000, $246,000, and $245,000 respectively. The receipt of services in lieu of cash payment was recorded as a credit to bad debt expense and a reduction of the receivable in the respective periods. At June 30, 2007, the loan receivable has a balance of $500,000, which is fully reserved.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

6.	FACILITIES REALIGNMENT:

The Company recorded facility realignment charges totaling approximately $2.0 million and $2.4 million during 2006 and 2005, respectively. These charges were for costs related to excess leased office space the Company has at its Saddle River, New Jersey and Dresher, Pennsylvania facilities. The expense is reported in other selling, general and administrative expenses within the reporting segment that it resides in and the accrual balance is reported in other accrued expenses and long-term liabilities on the balance sheet. In June 2007, the Company signed an agreement to sublease all of the excess leased space at its New Jersey location for the remainder of its lease term. This sublease commences in August 2007 and is expected to provide approximately $4.2 million in lease payments over eight and one half years. Also in June 2007, the Company signed a sublease agreement and a letter of intent to sublease approximately 65% of the excess leased space at its Pennsylvania location. Both leases are for terms of five years commencing in August 2007 and October 2007, respectively, and are expected to provide approximately $1.3 million in lease payments combined over the five year period. As a result, the Company recorded a net credit of $15,000 to operations which includes a credit of approximately $400,000 to adjust the accrual balance to reflect the negotiated sublease terms and a charge of approximately $385,000 for additional furniture and leasehold improvement impairments related to the sublet space (this charge is a reduction in the carrying value of the related assets). A rollforward of the activity for the facility realignment plan is as follows:

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2006	$1,549	$763	$2,312
Accretion	10	6	16
Adjustments	(400)	-	(400)
Payments	(221)	(125)	(346)
Balance as of June 30, 2007	$938	$644	$1,582

7.	COMMITMENTS AND CONTINGENCIES:

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

California Class Action Litigation

On September 26, 2005, the Company was served with a complaint in a purported class action lawsuit that was commenced against the Company in the Superior Court of the State of California for the County of San Francisco on behalf of certain of its current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, the Company accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In December 2005, the Company reached a tentative settlement of this action, subject to court approval. In October 2006, the Company received preliminary settlement approval from the court and the final approval hearing was held in January 2007. Pursuant to the settlement, the Company has made all payments to the class members, their counsel and the California Labor and Workforce Development Agency in an aggregate amount of approximately $50,000, and the lawsuit was dismissed with prejudice in May 2007.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer AG (Bayer) in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings. As of June 30, 2007, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. The Company did not incur any costs or expenses relating to these matters during 2004, 2005, 2006 or the first six months of 2007.

Letters of Credit

As of June 30, 2007, the Company has $7.7 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases. These letters of credit are supported by investments in held-to-maturity securities. See Note 3 for more details.

8.	OTHER COMPREHENSIVE (LOSS) INCOME:

A reconciliation of net (loss) income as reported in the condensed consolidated statements of operations to other comprehensive (loss) income, net of taxes is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net (loss) income	$(2,497)	$895	$(4,398)	$6,516
Other comprehensive income
Unrealized holding gain/(loss) on
available-for-sale securities	15	(21)	9	4
Reclassification adjustment for
realized losses	-	-	-	(12)
Other comprehensive (loss) income	$(2,482)	$874	$(4,389)	$6,508

9.	STOCK-BASED COMPENSATION:

Stock Incentive Plans

On March 30, 2007, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (the Compensation Committee) of the Board of Directors of the Company approved the 2007 PDI, Inc. Long Term Incentive Plan (the 2007 LTI Plan). This plan includes grants of SARs and restricted stock to certain executives of the Company. In approving grants under this plan, the Compensation Committee considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel. There were 97,426 shares of restricted stock with a grant date fair value of $9.52 and 157,304 SARs issued with a grant price of $9.52 in the first quarter of 2007 under the 2007 LTI Plan. The Company also issued a sign-on grant of 1,800 shares of restricted stock with a grant date fair value of $9.52 on March 30, 2007. In the second quarter the Company issued 30,877 shares of restricted stock with a grant date fair value of $10.20 to the non-employee independent members of the Company’s Board of Directors on the date of its Annual Meeting of Stockholders.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Total stock-based compensation for the three and six months ended June 30, 2007 and 2006 are as summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Restricted Stock	$108	$277	$346	$448
SARs	107	57	157	66
Stock Options and Performance Based Shares	31	69	73	79
Total Stock-Based Compensation	$246	$403	$576	$593

The grant date fair values of SARs awards are determined using a Black-Scholes pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Changes in the Company’s outstanding stock options and SARs for the six month period ended June 30, 2007 were as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in thousands)
Outstanding at January 1, 2007	1,016,618	$23.44	5.23	$36
Granted	157,304	9.52	4.75	116
Exercised	-	-
Forfeited or expired	(346,431)	25.49
Outstanding at June 30, 2007	827,491	19.93	6.46	153

Exercisable at June 30, 2007	599,815	$23.51	5.08	$37

Changes in the Company’s outstanding shares of restricted stock for the six month period ended June 30, 2007 were as follows:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Vesting	Value
	Shares	Fair Value	Period (in years)	(in thousands)
Outstanding at January 1, 2007	196,738	$14.57	1.31	$2,286
Granted	130,103	9.68	2.79	1,335
Vested	(77,638)	18.00
Forfeited	(29,349)	11.89
Outstanding at June 30, 2007	219,854	$10.82	2.46	$2,256

10.	INCOME TAXES:

The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income tax expense	$187	$546	$1,205	$3,604
Effective income tax rate	8.1%	43.6%	37.7%	37.0%

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

At January 1, 2007, the Company had a valuation allowance of approximately $6.8 million related to the Company’s net deferred tax assets. The Company performs an analysis each quarter of the elements of net deferred tax assets to determine whether the expected future income will more likely than not be sufficient to realize deferred tax assets. The Company’s recent operating results and projections of future income weigh heavily in the Company’s overall assessment. Included in net deferred tax assets is a deferred tax liability which arises from the amortization of the tax basis in goodwill related to the Pharmakon acquisition. In the first quarter of 2007 the Company determined that this deferred tax liability would not be realizable for an indeterminate time in the future and consequently should not be included in net deferred tax assets for purposes of calculating the valuation allowance in any period. As a result, the Company increased the valuation allowance by $882,000 in the first quarter.  The Company does not believe this increase will be material to the results of operations or its financial position in 2007. The Company also believes that the additional valuation allowance that would have resulted as of December 31, 2006 and 2005 was not material to the results of operations or the financial position of the Company in those years.

As highlighted in Note 2 above, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. At June 30, 2007 and December 31, 2006, the Company had approximately $4.0 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has $1.4 million and $1.2 million for the payment of interest and penalties accrued at June 30, 2007 and December 31, 2006, respectively.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous state tax jurisdictions. The following tax years remain subject to examination as of June 30, 2007:

Jurisdiction	Tax Years
Federal	2003-2006
State and Local	2002-2006

The Company has reached an agreement with the Internal Revenue Service (IRS) examiner in regards to the audit for the 2003, 2004 and 2005 tax years and is waiting final approval by the Joint Committee. The proposed adjustments are not material to the Company’s financial position, results of operations or cash flows. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11.	DISCONTINUED OPERATIONS:

As announced in December 2005, the Company discontinued its MD&D business in the second quarter of 2006. The MD&D business included the Company’s MD&D contract sales and clinical sales teams and was previously reported in the sales services reporting segment. There was no residual activity in the MD&D business during the three and six months ended June 30, 2007 and the Company does not anticipate any in future periods. All prior periods have been restated to reflect the treatment of this unit as a discontinued operation. Summarized selected financial information for the discontinued operations is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Revenue, net	$208	$1,876
Income from discontinued operations
before income tax	$235	$608
Income tax expense	47	221
Income from discontinued
operations	$188	$387

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

12.	SEGMENT INFORMATION:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Sales services	$19,538	$47,828	$45,705	$114,112
Marketing services	8,246	7,123	14,932	17,983
PPG	-	-	-	-
Total	$27,784	$54,951	$60,637	$132,095
Revenue, intersegment:
Sales services	$-	$-	$-	$-
Marketing services	-	-	51	-
PPG	-	-	-	-
Total	$-	$-	$51	$-
Revenue, less intersegment:
Sales services	$19,538	$47,828	$45,705	$114,112
Marketing services	8,246	7,123	14,881	17,983
PPG	-	-	-	-
Total	$27,784	$54,951	$60,586	$132,095
Operating (loss) income:
Sales services	$(4,449)	$(593)	$(6,430)	$5,289
Marketing services	562	414	300	1,954
PPG	-	216	-	299
Total	$(3,887)	$37	$(6,130)	$7,542
Reconciliation of operating (loss)
income to (loss) income from
continuing operations before
income taxes
Total operating (loss) income from
operating groups	$(3,887)	$37	$(6,130)	$7,542
Other income, net	1,577	1,216	2,937	2,191
(Loss) income from continuing operations
before income taxes	$(2,310)	$1,253	$(3,193)	$9,733

Capital expenditures:
Sales services	$265	$327	$472	$680
Marketing services	49	150	95	225
PPG	-	-	-	-
Total	$314	$477	$567	$905

Depreciation expense:
Sales services	$858	$937	$1,796	$1,861
Marketing services	206	160	392	319
PPG	-	-	-	-
Total	$1,064	$1,097	$2,188	$2,180

PDI, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q for the period ended June 30, 2007 (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “may,” “will” or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q.

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

Please see Part II - Item 1A - “Risk Factors” in this Form 10-Q and Part I - Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, as well as other documents we file with the United States Securities and Exchange Commission (the SEC) from time to time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Reporting Segments and Operating Groups

In the fourth quarter of 2005, we announced that we would be discontinuing our MD&D business unit. For reporting periods beginning in the second quarter of 2006, the MD&D business unit was reported as discontinued operations. For the three and six months ended June 30, 2007 and 2006, our reporting segments are as follows:

♦	Sales Services:
•	Performance Sales Teams; and
•	Select Access.

♦	Marketing Services:
•	Vital Issues in Medicine (VIM)®;
•	Pharmakon; and
•	TVG Marketing Research and Consulting (TVG).

♦	PDI Products Group (PPG)

An analysis of these reporting segments and their results of operations is contained in Note 12 to the condensed consolidated financial statements and in the discussion under “Consolidated Results of Operations.”

PDI, Inc.

Description of Businesses

Sales Services

This segment includes our Performance Sales Teams and Select Access™Teams. This segment, which focuses on product detailing, represented 75.4% of consolidated revenue for the six months ended June 30, 2007.

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

Select Access

Select Access represents a shared sales team business model where multiple non-competing brands are represented for different pharmaceutical companies. Using these teams, we make a face-to-face selling resource available to those customers who want an alternative to a dedicated team. We are a leading provider of these detailing programs in the U.S. Since costs are shared among various companies, these programs may be less expensive for the customer than programs involving a dedicated sales force. With a shared sales team, the customer receives targeted coverage of its physician audience within the representatives’ geographic territories.

Marketing Services

This segment, which includes our Pharmakon, TVG and VIM business units, represented 24.6% of consolidated revenue for the six months ended June 30, 2007.

Pharmakon

Pharmakon’s emphasis is on the creation, design and implementation of promotional interactive peer persuasion programs. Each marketing program can be offered through a number of different venues, including teleconferences, dinner meetings, “lunch and learns” and web casts. Within each of our programs, we offer a number of services including strategic design, tactical execution, technology support, audience recruitment, moderator services and thought leader management. In the last ten years, Pharmakon has conducted over 45,000 peer persuasion programs with more than 550,000 participants. Pharmakon’s peer programs can be designed as promotional or marketing research/advisory programs. In addition to peer persuasion programs, Pharmakon also provides promotional communications activities. We acquired Pharmakon in August 2004.

TVG Marketing Research & Consulting

TVG Marketing Research & Consulting (TVG) employs leading edge, and in some instances proprietary, research methodologies to provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services, including studies to identify the highest impact business strategy, profile, positioning, message, execution, implementation and post implementation for a product. Our marketing research model improves the knowledge customers obtain about how physicians and other healthcare professionals will likely react to products.

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

PDI, Inc.

PDI Products Group (PPG)

The goal of the PPG segment has been to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the six months ended June 30, 2007 or for the year ended December 31, 2006.

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

Sales Services

Historically, the majority of our revenue has been generated by contracts for dedicated sales teams. These contracts are generally for terms of one to two years and may be renewed or extended. The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice. Certain contracts provide for termination payments if the client terminates the contract without cause. Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination. The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

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

PPG

We currently have no contracts in our PPG segment.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

PDI, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating data	2007	2006	2007	2006
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	74.3%	78.2%	73.4%	76.8%
Gross profit	25.7%	21.8%	26.6%	23.2%
Compensation expense	22.8%	13.0%	20.5%	10.3%
Other selling, general and administrative expenses	17.0%	8.7%	16.2%	7.2%
Total operating expenses	39.7%	21.7%	36.7%	17.5%
Operating (loss) income	(14.0%)	0.1%	(10.1%)	5.7%
Other income, net	5.7%	2.2%	4.8%	1.7%

(Loss) income before income tax	(8.3%)	2.3%	(5.3%)	7.4%
Provision for income tax	0.7%	1.0%	2.0%	2.7%
(Loss) income from continuing operations	(9.0%)	1.3%	(7.3%)	4.6%
Income from discontinued operations, net of tax	-	0.3%	-	0.3%
Net (loss) income	(9.0%)	1.6%	(7.3%)	4.9%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue

Revenue for the quarter ended June 30, 2007 was $27.8 million, 49.4% less than revenue of $55.0 million for the quarter ended June 30, 2006.

Revenue from the sales services segment for the quarter ended June 30, 2007 was $19.5 million, 59.1% less than revenue of $47.8 million from that segment for the comparable prior year period. This decrease is attributable to the termination and expiration of certain contracts during 2006 as described below.

Effective April 30, 2006, AstraZeneca terminated its contract sales force arrangement with us; this contract represented $43.0 million in revenue in 2006, $14.2 million of which was earned in the quarter ended June 30, 2006. On September 26, 2006, we announced that GlaxoSmithKline (GSK) would not be renewing its contract with us when it expired on December 31, 2006. This contract represented $67.4 million in revenue in 2006, $17.4 million of which was earned in the quarter ended June 30, 2006. On October 25, 2006, we announced that we had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006. This contract represented approximately $18.3 million in revenue in 2006, $4.7 million of which was earned in the quarter ended June 30, 2006. Additionally, on March 21, 2007, we announced that a large pharmaceutical company customer had notified us of its intention not to renew its contract sales engagement with us upon its scheduled expiration on May 12, 2007. This contract, which had a one-year term, represented approximately $37 million in annual revenue. The loss in revenue from these terminated and expired contracts was partially offset by new sales force arrangements we entered into during the first six months of 2007, including a contract sales force engagement for our Select Access business unit in March 2007 which is expected to generate approximately $13 million in revenue over its one-year term and a dedicated contract sales engagement entered into with a top-five pharmaceutical company during June 2007 which is expected to generate approximately $23 million in revenue during its one-year term.

Revenue for the marketing services segment was $8.2 million in the quarter ended June 30, 2007, 15.8% more than the $7.1 million in the comparable prior year period. This increase is primarily attributed to increases in revenue at both the TVG and VIM business units due to an increase in new projects at both units.

The PPG segment did not have any revenue in the first six months of 2007 and 2006.

Cost of services

Cost of services for the quarter ended June 30, 2007 was $20.6 million, 52.0% less than cost of services of $43.0 million for the quarter ended June 30, 2006. Cost of services associated with the sales services segment for the quarter ended June 30, 2007 was $16.4 million, 58.2% less than cost of services of $39.2 million for the prior year period. The decrease is attributable to the contract terminations discussed above. Cost of services associated with the marketing services segment was $4.2 million, a $480,000 increase from the comparable prior year period due to the increase in projects in the second quarter of 2007.

PDI, Inc.

Gross Profit

The gross profit percentage for the quarter ended June 30, 2007 was 25.7%, an increase of 3.9 percentage points from the comparable prior year period. This increase in gross margin was mainly attributable to the marketing services segment, and its higher gross margins, constituting a larger percentage of consolidated revenue for the quarter ended June 30, 2007.

The gross profit percentage for the quarter ended June 30, 2007 for the sales services segment was 16.1%, a decrease from the 18.0% gross profit percentage in the comparable prior year period.

The gross margin for the marketing services segment increased to 48.5% in the quarter ended June 30, 2007 as compared to 47.2% in the comparable prior year period. This increase in gross profit was mainly attributable to improved margins within the TVG business unit.

Compensation expense

Compensation expense for the quarter ended June 30, 2007 was $6.3 million, 11.6% less than $7.2 million in the comparable prior year period. This decrease is primarily due to a decrease in employee costs when compared to the quarter ended June 30, 2006. As a percentage of total net revenue, compensation expense increased to 22.8% for the quarter ended June 30, 2007 as compared to 13.0% in the comparable prior year period. This increase is primarily due to the decrease in revenue in the second quarter of 2007 as compared to the comparable prior year period.

Compensation expense for the quarter ended June 30, 2007 attributable to the sales services segment was $4.2 million compared to $5.3 million for the quarter ended June 30, 2006; as a percentage of revenue it increased to 21.3% from 11.1% in the comparable prior year period.

Compensation expense for the quarter ended June 30, 2007 attributable to the marketing services segment was $2.1 million, approximately 16.6% more than the comparable prior year period. This can be primarily attributed to an increase in employee costs within the TVG business unit. As a percentage of revenue, compensation expense for the quarter ended June 30, 2007 increased to 26.3% from 26.1% in the comparable prior year period.

Other selling, general and administrative expenses

Total other selling, general and administrative expenses were approximately $4.7 million for the quarter ended June 30, 2007 and $4.8 million for the quarter ended June 30, 2006.

Other selling, general and administrative expenses attributable to the sales services segment for the quarter ended June 30, 2007 were $3.4 million, which constituted 17.6% of revenue, compared to other selling, general and administrative expenses for the comparable prior year period of $3.9 million, which constituted 8.1% of revenue for that period. This decrease is primarily due to a decrease in allocated overhead costs.

Other selling, general and administrative expenses attributable to the marketing services segment for the quarter ended June 30, 2007 were approximately $1.3 million as compared to $1.1 million for the comparable prior year period.

Other selling, general and administrative expenses attributable to the PPG segment for the quarter ended June 30, 2007 were zero, compared to a credit of $216,000 in the comparable prior year period. This consisted of settlement payments of $375,000, partially offset by litigation costs totaling $159,000.

Operating (loss) income

There was an operating loss of $3.9 million for the quarter ended June 30, 2007 as compared to operating income for the quarter ended June 30, 2006 of approximately $37,000. This decrease is primarily attributable to the decline in revenue and gross profit in the sales services segment discussed previously.

There was an operating loss of $4.4 million for the quarter ended June 30, 2007 for the sales services segment, $3.9 million more than the operating loss of $593,000 for that segment in the comparable prior year period. The increased loss is primarily due to the loss of the significant sales force contracts discussed above.

Operating income for the marketing services segment was $561,000 for the quarter ended June 30, 2007 compared to operating income of $414,000 in that segment for the comparable prior year period. The increase in operating income is due to an increase in revenue and gross profit within the marketing services segment. As a percentage of revenue, operating income for the marketing services segment was 6.8% for the quarter ended June 30, 2007 as compared to 5.8% for the quarter ended June 30, 2006.

The PPG segment had no operating income for the quarter ended June 30, 2007. The PPG segment had operating income for the quarter ended June 30, 2006 of $216,000. The operating income was attributable to settlement amounts received from Cellegy, net of related legal expenses.

PDI, Inc.

Other income, net

Other income, net, for the quarters ended June 30, 2007 and 2006 was $1.6 million and $1.2 million, respectively and consisted primarily of interest income. The increase in interest income is primarily due to higher interest rates and higher cash balances for the quarter ended June 30, 2007.

Income tax expense

The federal and state corporate income tax expense was approximately $187,000 for the quarter ended June 30, 2007, compared to income tax expense of $546,000 for the quarter ended June 30, 2006. The effective tax rate for the quarter ended June 30, 2007 was 8.1%, compared to an effective tax rate of 43.6% for the quarter ended June 30, 2006. The decrease is primarily attributable to the tax loss for the three-month period ended June 30, 2007 and full valuation allowance on the net deferred tax assets except for the basis difference in goodwill. The tax expense for the three-month period ended June 30, 2007 is attributable to the increase in the deferred tax liability related to the basis difference in goodwill as noted, state and local alternative taxes and additional interest accrued on tax reserves.

(Loss) income from continuing operations

There was a loss from continuing operations for the quarter ended June 30, 2007 of $2.5 million, compared to income from continuing operations of approximately $707,000 in the comparable prior year period.

Discontinued operations

There was no income from discontinued operations during the quarter ended June 30, 2007. Revenue from discontinued operations for the quarter ended June 30, 2006 was approximately $208,000. Income from discontinued operations before income tax for the quarter ended June 30, 2006 was approximately $235,000. Income from discontinued operations, net of tax, for the quarter ended June 30, 2006 was approximately $188,000.

Net (loss) income

There was a net loss for the quarter ended June 30, 2007 of approximately $2.5 million, compared to net income of approximately $895,000 in the comparable prior year period.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue

Revenue for the six months ended June 30, 2007 was $60.6 million, 54.1% less than revenue of $132.1 million for the six months ended June 30, 2006.

Revenue from the sales services segment for the six months ended June 30, 2007 was $45.7 million, 59.9% less than revenue of $114.1 million from that segment for the comparable prior year period. This decrease is attributable to the termination and expiration of certain sales force contracts during 2006 as described above.

Revenue for the marketing services segment was $14.9 million for the six months ended June 30, 2007, 17.2% less than the $18.0 million in the comparable prior year period. This decrease can be attributed to decreases in revenue at all three business units within the marketing services segment.

Cost of services

Cost of services for the six months ended June 30, 2007 was $44.5 million, 56.2% less than cost of services of $101.4 million for the six months ended June 30, 2006. Cost of services associated with the sales services segment for the six months ended June 30, 2007 were $36.7 million, 60.0% less than cost of services of $91.7 million for the prior year period. The decrease is attributable to the termination and expiration of the contract sales contracts discussed above. Cost of services associated with the marketing services segment was $7.7 million, a $2.0 million decrease from the comparable prior year period.

Gross Profit

The gross profit percentage for the six months ended June 30, 2007 was 26.6%, an increase of 3.4 percentage points from the comparable prior year period. This increase in gross margin was mainly attributable to the marketing services segment, and its higher gross margins, constituting a larger percentage of consolidated revenue for the six months ended June 30, 2007.

The gross profit percentage for the six months ended June 30, 2007 for the sales services segment was 19.7%, which is consistent with the 19.6% in the comparable prior year period.

PDI, Inc.

The gross margin for the marketing services segment increased to 48.0% in the six months ended June 30, 2007 as compared to 45.9% in the comparable prior year period. This increase in gross profit was mainly attributable to improved margins at TVG and to Pharmakon constituting a larger percentage of segment revenue as Pharmakon typically has higher gross margins than the TVG and VIM business units.

Compensation expense

Compensation expense for the six months ended June 30, 2007 was $12.4 million, 8.8% less than $13.6 million for the comparable prior year period. This decrease was primarily due to reduced employee expenses at our corporate office.

Compensation expense for the six months ended June 30, 2007 attributable to the sales services segment was $7.9 million compared to $9.5 million for the six months ended June 30, 2006; as a percentage of revenue it increased to 17.2% for the six month period ended June 30, 2007 from 8.4% in the comparable prior year period. Compensation expense increased as a percentage of revenue due to the decline in revenue on a year-over-year basis.

Compensation expense for the six months ended June 30, 2007 attributable to the marketing services segment was $4.5 million, a 11.3% increase from $4.1 million in the comparable prior year period. This was due primarily to the increase in employee costs at our TVG business unit. As a percentage of revenue, compensation expense increased to 30.7% from 22.8% in the comparable prior year period.

Other selling, general and administrative expenses

Total other selling, general and administrative expenses were $9.8 million for the six months ended June 30, 2007, 3.5% more than other selling, general and administrative expenses of $9.5 million for the comparable prior year period. For the six months ended June 30, 2006 other selling, general and administrative expenses benefited from $1.3 million in reversals of bad debt and litigation settlement accruals as well as receipt of settlement payments. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 16.2% for the six months ended June 30, 2007 from 7.2% in the comparable prior year period due to the decrease in revenue in 2007.

Other selling, general and administrative expenses attributable to the sales services segment for the six months ended June 30, 2007 and 2006 were approximately $7.6 million for both periods. As a percentage of revenue it increased to 16.5% from 6.7% in the comparable prior year period. This increase is due to a decrease in revenue within the sales services segment.

Other selling, general and administrative expenses attributable to the marketing services segment for the six month periods ended June 30, 2007 and 2006 were approximately $2.2 million for both periods. As a percentage of revenue it increased to 15.3% from 12.2% in the comparable prior year period.

There were no other selling, general and administrative expenses for the six months ended June 30, 2007 for PPG. Included in other selling, general and administrative expenses for the PPG segment for the six months ended June 30, 2006 were settlement payments received and related litigation expenses which resulted in a credit of $299,000.

Operating (loss) income

There was an operating loss for the six months ended June 30, 2007 of approximately $6.1 million compared to operating income of $7.5 million in the comparable prior year period. The decrease is primarily attributable to the decline in revenue and gross profit in the sales services segment discussed above.

There was an operating loss for the six months ended June 30, 2007 for the sales services segment of approximately $6.4 million, $11.7 million less than operating income of $5.3 million for that segment in the comparable prior year period. The decrease is primarily attributable to the contract terminations discussed above.

Operating income for the marketing services segment was $299,000 for the six months ended June 30, 2007 compared to operating income of $2.0 million in that segment for the comparable prior year period. The decrease is attributable to decreased operating income from all three business units within the segment. As a percentage of revenue, operating income for the marketing services segment decreased to 2.0% for the six months ended June 30, 2007 as compared to 10.9% for the six months ended June 30, 2006.

The PPG segment had no operating income for the six months ended June 30, 2007. The PPG segment had operating income for the six months ended June 30, 2006 of $299,000. The operating income pertained to the receipt of Cellegy settlement payments offset by Cellegy litigation expenses incurred.

Other income, net

Other income, net, for the six months ended June 30, 2007 and 2006 was $2.9 million and $2.2 million, respectively, and consisted primarily of interest income. The increase in interest income is primarily due to higher interest rates and higher average cash balances for the six months ended June 30, 2007.

PDI, Inc.

Income tax expense

The federal and state corporate income tax expense was approximately $1.2 million for the six months ended June 30, 2007, compared to income tax expense of $3.6 million for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 was 37.7%, compared to an effective tax rate for the six months ended June 30, 2006 of 37.0%. The increase in the effective tax rate for the six month period ended June 30, 2007 as compared to the comparable prior year period was impacted by an increase of $882,000 in the valuation allowance on deferred tax for the six-month period ended June 30, 2007. See Note 10 to the condensed consolidated financial statements for details on the increase in the valuation allowance.

(Loss) income from continuing operations

There was a loss from continuing operations for the six months ended June 30, 2007 of approximately $4.4 million, compared to income from continuing operations of approximately $6.1 million for the six months ended June 30, 2006.

Discontinued operations

There was no income from discontinued operations during the six months ended June 30, 2007. Revenue from discontinued operations for the six months ended June 30, 2006 was approximately $1.9 million. Income from discontinued operations before income tax for the six months ended June 30, 2006 was approximately $608,000. Income from discontinued operations, net of tax, for the six months ended June 30, 2006 was approximately $387,000.

Net (loss) income

There was a net loss for the six months ended June 30, 2007 of $4.4 million. There was net income for the six months ended June 30, 2006 of $6.5 million.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents and short-term investments of approximately $111.3 million and working capital of $110.8 million, compared to cash and cash equivalents and short-term investments of approximately $114.7 million and working capital of approximately $112.2 million at December 31, 2006.

For the six months ended June 30, 2007, net cash used by operating activities was $2.8 million, compared to $11.3 million net cash provided by operating activities for the six months ended June 30, 2006. The main components of cash used by operating activities during the six months ended June 30, 2007 were:

•
the net loss when adjusted for depreciation and other non-cash items of $4.1 million, which includes depreciation expense of $2.2 million and stock compensation expense of $576,000, which resulted in a use of cash of approximately $337,000;

•  a net decrease in other changes in assets and liabilities of $2.4 million, which includes a $12.6 million decrease in total liabilities, partially offset by $6.2 million of net collections of accounts receivable.

The net changes in the “Other changes in assets and liabilities” section of the condensed consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues; these variations may change in size and direction with each reporting period.

As of June 30, 2007, we had $2.5 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of June 30, 2007, we had $10.6 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the six months ended June 30, 2007, net cash provided by investing activities was $48.5 million as compared to $45.9 million used in investing activities for the comparable prior year period. This change reflects a movement towards investments that have greater liquidity and shorter-term maturities when compared to the comparable prior year period. This change is consistent with the implementation of our strategic plan and the potential need to utilize our cash to make investments in our business, including acquisitions. Our portfolio is comprised of U.S. Treasury and U.S. Federal Government agencies’ bonds, municipal bonds and commercial paper. We are focused on preserving capital, maintaining liquidity and maximizing returns in accordance with our investment criteria. We had approximately $567,000 of capital expenditures primarily for computer equipment and software during the six months ended June 30, 2007. Capital expenditures for the six months ended June 30, 2006 were $905,000, also primarily for computer equipment. For both periods, all capital expenditures were funded out of available cash.

For the six months ended June 30, 2007, there was $138,000 net cash used in financing activities. This represents shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock. In

PDI, Inc.

 the comparable prior year period, there was $87,000 net cash provided by financing activities. This amount represents proceeds received from the exercise of stock options.

On November 7, 2006 we announced that our Board of Directors authorized us to repurchase up to one million shares of our common stock. We did not repurchase any shares of our common stock during 2006. As of the date of this Form 10-Q, we have not repurchased any shares of our common stock during 2007 in the open market. Due to our current desire to utilize cash to invest in our business and implement our strategic plan, including acquisitions, we do not anticipate repurchasing shares under this program in the immediate future. We will periodically review our uses of cash, including the merits of repurchasing our shares under this program. Purchases, if any, will be made from our available cash.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the six months ended June 30, 2007, we had two major clients that accounted for approximately 25.7% and 12.3%, respectively, or a total of 38.0% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations. For example, on March 21, 2007, we announced that a large pharmaceutical company customer (our largest client in 2007) had given notification of its intention not to renew its contract sales engagement with us when it expired on May 12, 2007. This contract, which was for a term of one-year, represented approximately $37 million in annual revenue. Unless and until we generate sufficient new business to offset the loss of this contract, our current results will not be duplicated in future periods and future revenue and cash flows will further decrease. In addition, Select Access’ services to a significant customer are seasonal in nature, occurring primarily in the winter season. We estimate cash flows used in operations to be approximately $10 million in 2007, unless lost business is replaced.

In June 2007, we signed an agreement to sublease all of the excess leased space at our New Jersey location for the remainder of our lease term. This sublease commences in August 2007 and is expected to provide approximately $4.2 million in lease payments over eight and one half years. Also in June 2007, we signed a sublease agreement and a letter of intent to sublease approximately 65% of the excess leased space at our Pennsylvania location. Both leases are for terms of five years commencing in August 2007 and October 2007, respectively, and are expected to provide approximately $1.3 million in lease payments combined over the five year period. The table below summarizes our contractual obligations with initial terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

			2008-	2010-	After
	Total	2007	2009	2011	2011
Contractual obligations (1)	$5,284	$3,257	$2,027	$-	$-
Operating lease obligations:
Minimum lease payments	32,396	2,336	7,758	7,739	14,563
Less minimum sublease rentals (2)	(6,118)	(311)	(2,043)	(1,527)	(2,237)
Net minimum lease payments (3)	26,278	2,025	5,715	6,212	12,326
Total	$31,562	$5,282	$7,742	$6,212	$12,326

(1)	Amounts represent contractual obligations related to software license contracts, IT consulting contracts and outsourcing contracts for employee benefits administration and software system support.

(2)	Consists of two subleases at our New Jersey location and two subleases at our Pennsylvania location.

(3)
As a result of the net operating loss carryback claims which have been filed or are expected to be filed by us, and the impact of those claims on the relevant statue of limitations, it is not practicable to predict the amount or timing of the impact on FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48) liabilities in the table above and therefore have been excluded.

Cash flows from discontinued operations are included in the condensed consolidated statement of cash flows in 2006. The absence of cash flows from the discontinued operation has had no material impact on cash flows. We are not expecting any material cash outlays with regards to this discontinued operation in the future.

Acquisitions are a part of our corporate strategy. We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements for the next 12 months. However, we may require alternative forms of financing if and when we make acquisitions. We continue to evaluate and review financing opportunities and acquisition candidates in the ordinary course of business.

PDI, Inc.

We have federal income tax receivables, net of the federal tax provision, of approximately $1.9 million on our balance sheet as of June 30, 2007. We expect to receive these refunds in 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk). Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes and we have no interest bearing long term or short term debt. At June 30, 2007 and December 31, 2006 we did not hold any derivative financial instruments.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our cash and cash equivalents and short term investments at June 30, 2007 were composed of the instruments described in the preceding paragraph. All of those investments mature by September 2007, or have interest reset periods not greater than seven days. If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the near term maturity.

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

PDI, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings. As of June 30, 2007, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. We did not incur any costs or expenses relating to these matters during 2004, 2005, 2006 or the first six months of 2007.

California Class Action Litigation

On September 26, 2005, we were served with a complaint in a purported class action lawsuit that was commenced against us in the Superior Court of the State of California for the County of San Francisco on behalf of certain of our current and former employees, alleging violations of certain sections of the California Labor Code. During the quarter ended September 30, 2005, we accrued approximately $3.3 million for potential penalties and other settlement costs relating to both asserted and unasserted claims relating to this matter. In October 2005, we filed an answer generally denying the allegations set forth in the complaint. In December 2005, we reached a tentative settlement of this action, subject to court approval. In October 2006, we received preliminary settlement approval from the court and the final approval hearing was held in January 2007. Pursuant to the settlement, we have made all payments to the class members, their counsel and the California Labor and Workforce Development Agency in an aggregate amount of approximately $50,000, and the lawsuit was dismissed with prejudice in May 2007.

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

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the six months ended June 30, 2007, our two largest customers accounted for approximately 25.7% and 12.3%, respectively, or approximately 38.0% in the aggregate, of our service revenue. For the year ended December 31, 2006, our three largest customers accounted for 28.5%, 18.3% and 9.9%, respectively, or approximately 56.7% in the aggregate, of our service revenue. For the year ended December 31, 2005, our three largest customers, each of whom represented 10% or more of our service revenue, accounted for, in the aggregate, approximately 73.6% of our service revenue. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.

PDI, Inc.

The loss or a significant reduction of business from any of our major customers could have a material adverse effect on our business, financial condition or results of operations. For example, as announced on February 28, 2006, AstraZeneca terminated its contract sales force arrangement with us effective April 30, 2006. The termination affected approximately 800 field representatives, and the impact on revenue was approximately $63.8 million in 2006. Additionally, on September 26, 2006, we announced that GSK would not be renewing its contract with us when it expired on December 31, 2006. This represented a loss of revenue between $65 and $70 million for 2007. Furthermore, on October 25, 2006, we announced that we had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006. The contract, which represented approximately $18 million to $20 million in revenue on an annual basis, was scheduled to expire on December 31, 2006. In addition, on March 21, 2007, we announced that a large pharmaceutical company customer had provided us with notification of its intention not to renew its contract sales engagement with us upon its scheduled expiration on May 12, 2007. This contract, which was for a term of one year, represented approximately $37 million in annual revenue.

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

As noted above, during 2006 and the first half of 2007, we experienced the expiration and/or termination of several significant contracts, including termination of our AstraZeneca sales contract force effective as of April 30, 2006, the termination of our contract sales agreement with sanofi-aventis effective as of December 1, 2006, the expiration of our contract sales agreement with GSK on December 31, 2006 and the expiration of our contract sales arrangement with a large pharmaceutical company customer on May 12, 2007. These four customers accounted for an aggregate of approximately $151 million of revenue during 2006. Unless and until we generate sufficient new business to offset the loss of these contracts, our 2006 financial results will not be duplicated in future periods and future revenue and cash flows from operations will decrease significantly. In addition, we expect to incur a net loss for 2007 and may incur net losses in future periods. Our senior management intends to implement our long-term strategic plan during 2007 and beyond. This plan includes, in part, a focus on supplementing our current service offerings with complementary commercialization service offerings to the biopharmaceutical and life sciences industries. To the extent this element of our strategic plan is implemented during 2007 and in future periods, these will constitute new service offerings for which there were no comparable financial results during 2006.

Our business will suffer if we are unable to hire and retain key management personnel to fill critical vacancies.

The success of our business also depends on our ability to attract and retain qualified senior management and experienced financial executives who are in high demand and who often have competitive employment options. Currently, we have a significant vacancy in our executive management. Steven K. Budd, the former president of our sales services segment, resigned effective April 6, 2007. We are currently engaged in a process to identify Mr. Budd’s successor. Our failure to attract and retain qualified individuals could have a material adverse effect on our business, financial condition or results of operations.

Risks associated with insurance plan claims could increase future expenses and materially and adversely affect our business, financial condition and results of operations.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability and employee health care benefits. Although the liabilities that have been recorded for these claims represent our best estimate based on actuarial data, as well as on historical trends, any projection of these losses is subject to a high degree of

PDI, Inc.

 variability and we may not be able to accurately predict the number or value of the claims that occur. In the event that our actual liability exceeds our estimate for any given period or if we are unable to control rapidly increasing health care costs, our business, financial condition and results of operations could be materially and adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

On June 5, 2007, we held our 2007 Annual Meeting of Stockholders. At the meeting, John P. Dugan (Chairperson), Dr. Joseph T. Curti and Stephen Sullivan were re-elected as Class I Directors for three-year terms with 12,703,526, 10,915,718 and 10,915,555 votes, respectively, cast in favor of their election. As a result, in addition to three Class I Directors that were re-elected at the meeting, our Board of Directors is currently comprised of John Federspiel, Jack Stover and Jan Martens Vecsi (Class III directors whose term expires in 2008) and Michael J. Marquard, John Pietruski, and Frank Ryan (Class II directors whose term expires in 2009). In addition, the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2007 was ratified at the meeting with 12,811,252 votes in favor, 2,606 votes against and 3,838 votes withheld.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007	PDI, Inc.
(Registrant)

/s/ Michael J. Marquard
Michael J. Marquard
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer