Form 10-Q
period 2007-09-30
PDI INC
filed 2007-11-09
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 2, 2007
Common stock, $0.01 par value	14,184,454

	PDI, Inc.
	Form 10-Q for Period Ended September 30, 2007
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	28

Signatures		28

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,822	$45,221
Short-term investments	6,383	69,463
Accounts receivable, net of allowance for doubtful accounts of
$0 and $36, respectively	7,018	25,416
Unbilled costs and accrued profits on contracts in progress	3,814	4,224
Income tax receivable	1,896	1,888
Other current assets	8,823	10,528
Total current assets	138,756	156,740
Property and equipment, net	9,722	12,809
Goodwill	13,612	13,612
Other intangible assets, net	14,989	15,950
Other long-term assets	2,350	2,525
Total assets	$179,429	$201,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,524	$3,915
Accrued income taxes	2,544	1,761
Unearned contract revenue	7,280	14,252
Accrued incentives	5,886	9,009
Accrued payroll and related benefits	945	1,475
Other accrued expenses	12,218	14,142
Total current liabilities	30,397	44,554
Long-term liabilities	7,574	7,885
Total liabilities	37,971	52,439

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,222,594 and 15,096,976 shares issued, respectively;
14,184,454 and 14,078,970 shares outstanding, respectively	152	151
Additional paid-in capital	120,089	119,189
Retained earnings	34,537	42,992
Accumulated other comprehensive income	101	79
Treasury stock, at cost (1,038,140 and 1,018,006 shares, respectively)	(13,421)	(13,214)
Total stockholders' equity	141,458	149,197
Total liabilities and stockholders' equity	$179,429	$201,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue, net	$23,969	$51,317	$84,555	$183,412
Cost of services	18,203	38,914	62,664	140,347
Gross profit	5,766	12,403	21,891	43,065

Compensation expense	5,861	7,589	18,287	21,216
Other selling, general and administrative expenses	5,155	5,425	14,985	14,918
Total operating expenses	11,016	13,014	33,272	36,134
Operating (loss) income	(5,250)	(611)	(11,381)	6,931

Other income, net	1,488	1,304	4,425	3,495
(Loss) income before income tax	(3,762)	693	(6,956)	10,426
Provision for income tax	295	284	1,499	3,888

(Loss) income from continuing operations	(4,057)	409	(8,455)	6,538

Income from discontinued operations, net of tax	-	54	-	441

Net (loss) income	$(4,057)	$463	$(8,455)	$6,979

(Loss) income per share of common stock:
Basic:
Continuing operations	$(0.29)	$0.03	$(0.61)	$0.47
Discontinued operations	-	0.00	-	0.03
	$(0.29)	$0.03	$(0.61)	$0.50
Diluted:
Continuing operations	$(0.29)	$0.03	$(0.61)	$0.47
Discontinued operations	-	0.00	-	0.03
	$(0.29)	$0.03	$(0.61)	$0.50

Weighted average number of common shares and
common share equivalents outstanding:
Basic	13,956	13,871	13,932	13,851
Diluted	13,956	13,987	13,932	13,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash Flows From Operating Activities
Net (loss) income from operations	$(8,455)	$6,979
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation, amortization and accretion	4,251	4,282
Deferred income taxes, net	774	3,274
Recovery of bad debt, net	(16)	(940)
Recovery of doubtful notes, net	(150)	-
Stock-based compensation	901	1,236
Non-cash facilities realignment	18	-
Asset impairment	42	-
Loss on disposal of equipment	7	-
Other	-	22
Other changes in assets and liabilities:
Decrease in accounts receivable	18,414	6,240
Decrease in unbilled costs	410	2,246
Decrease in income tax receivable	-	800
Decrease (increase) in other current assets	1,705	(159)
Decrease in other long-term assets	175	185
Decrease in accounts payable	(2,391)	(2,815)
Increase in accrued income taxes	783	936
(Decrease) increase in unearned contract revenue	(6,972)	2,916
Decrease in accrued incentives	(3,123)	(1,339)
Decrease in accrued payroll and related benefits	(530)	(390)
Decrease in accrued liabilities	(2,451)	(7,664)
Net cash provided by operating activities	3,392	15,809

Cash Flows From Investing Activities
Sales (purchases) of short-term investments, net	63,034	(66,767)
Repayments of note receivable	150	200
Purchase of property and equipment	(768)	(1,180)
Net cash provided by (used in) investing activities	62,416	(67,747)

Cash Flows From Financing Activities
Net proceeds from exercise of stock options	-	87
Cash paid for repurchase of restricted shares	(207)	-
Net cash (used in) provided by financing activities	(207)	87

Net increase (decrease) in cash and cash equivalents	65,601	(51,851)
Cash and cash equivalents - beginning	45,221	90,827
Cash and cash equivalents - ending	$110,822	$38,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (the SEC). The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements. During the second quarter of 2006, the Company discontinued its Medical Device and Diagnostic (MD&D) business. The MD&D business was part of the Company’s sales services reporting segment. The MD&D business is accounted for as a discontinued operation under GAAP and, therefore, the MD&D business’ results of operations have been removed from the Company’s results of continuing operations for all periods presented. See Note 11, Discontinued Operations. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, incentives earned or penalties incurred on contracts, accrued incentives payable to employees, receivable valuations, impairment of goodwill and other long-lived assets, valuation allowances related to deferred income taxes, restructuring costs, insurance loss accruals, fair value of assets, sales returns and litigation accruals. Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The Company periodically reviews these matters and reflects changes in estimates as appropriate. Actual results could materially differ from those estimates.

Basic and Diluted Net Income per Share

Basic and diluted net income per share is calculated based on the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic weighted average number of	13,956	13,871	13,932	13,851
of common shares
Dilutive effect of stock options, SARs,
and restricted stock	-	116	-	117
Diluted weighted average number
of common shares	13,956	13,987	13,932	13,968

Outstanding options to purchase 373,508 shares of common stock and 300,105 stock-settled stock appreciation rights (SARs) at September 30, 2007 were not included in the computation of loss per share as they would be anti-dilutive. Outstanding options to purchase 742,404 shares of common stock and 79,856 SARs at September 30, 2006 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the shares of common stock and therefore, the effect would have been anti-dilutive.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows. This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In addition, future events impacting cash flows for existing assets could render a write-down or write-off necessary that previously required no such write-down or write-off. In the second quarter of 2007, the Company recorded a non-cash charge of approximately $385,000 for furniture and leasehold improvements related to the excess leased space at its Saddle River, New Jersey and Dresher, Pennsylvania locations. See Note 6, Facilities Realignment, for additional information. Additionally, in the second quarter of 2007, the Company recorded a non-cash charge of approximately $42,000 related to the impairment of certain capitalized software development costs associated with one of its web portals. In the third quarter of 2007, the Company recorded accelerated depreciation charges of approximately $147,000 related to the Company’s plan to outsource the computer data center at its Saddle River location by the end of 2007. In addition, the Company plans to record an additional $441,000 in accelerated depreciation charges in the fourth quarter of 2007 related to this activity.

New Accounting Pronouncements - Standards Implemented

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 10 below for additional information. The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

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

The Company’s available-for-sale securities are carried at fair value and consist of assets in a rabbi trust associated with its deferred compensation plan at September 30, 2007. At December 31, 2006 available-for-sale securities consisted of assets in the rabbi trust as well as auction rate securities (ARSs) held by the Company. At September 30, 2007 and December 31, 2006, the carrying value of available-for-sale securities was approximately $616,000 and $33.2 million, respectively, which are included in short-term investments. At December 31, 2006, there was $32.6 million invested in ARSs. The ARSs were invested in high-grade bonds that had a weighted average maturity date of 27.2 years with an average interest rate reset period of 33.5 days. The available-for-sale securities within the Company’s deferred compensation plan at September 30, 2007 and December 31, 2006 consisted of approximately $185,000 and $215,000 respectively, in money market accounts, and approximately $431,000 and $447,000, respectively, in mutual funds. At September 30, 2007 and December 31, 2006, included in accumulated other comprehensive income were gross unrealized gains of approximately $163,000 and $131,000, respectively, and gross unrealized losses of approximately $3,000 at both dates. In the nine month periods ended September 30, 2007 and 2006, included in other income, net were gross realized gains of approximately $20,000 and $11,000, respectively, and no gross realized losses.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company’s other marketable securities consist of a laddered portfolio of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper. These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost and have a weighted average maturity of 2.4 months. Portions of these held-to-maturity securities are maintained in separate accounts to support the Company’s standby letters of credit. The Company has standby letters of credit of approximately $7.7 million and $9.7 million at September 30, 2007 and December 31, 2006, respectively, as collateral for its existing insurance policies and its facility leases. At September 30, 2007 and December 31, 2006, held-to-maturity securities were included in short-term investments (approximately $5.7 million and $36.2 million, respectively), other current assets (approximately $5.3 million and $7.2 million, respectively) and other long-term assets (approximately $2.4 million and $2.5 million, respectively).  At September 30, 2007 and December 31, 2006, held-to-maturity securities included:

	September 30,	December 31,
	2007	2006
Cash/money accounts	$-	$332
Municipal securities	-	32,843
US Treasury obligations	1,499	1,499
Government agency obligations	7,800	8,394
Other securities	4,124	2,879
Total	$13,423	$45,947

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

For the nine months ended September 30, 2007, there were no changes to the carrying amount of goodwill as compared to the year ended December 31, 2006. Goodwill is attributable to the acquisition of the Company’s Pharmakon business unit in August 2004 and is included in the marketing services reporting segment.

All identifiable intangible assets recorded as of September 30, 2007 are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.

	As of September 30, 2007			As of December 31, 2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Covenant not to compete	$140	$86	$54	$140	$65	$75
Customer relationships	16,300	3,351	12,949	16,300	2,536	13,764
Corporate tradename	2,500	514	1,986	2,500	389	2,111
Total	$18,940	$3,951	$14,989	$18,940	$2,990	$15,950

Amortization expense from continuing operations for the three months ended September 30, 2007 and 2006 was $320,000. Amortization expense from continuing operations for the nine months ended September 30, 2007 and 2006 was $961,000. Estimated amortization expense for the current year and the next four years is as follows:

2007	2008	2009	2010	2011
$ 1,281	$ 1,281	$ 1,272	$ 1,253	$ 1,253

5.	OTHER ASSETS:

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology. Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which were due on November 26, 2005. In 2005, due to TMX’s continued losses and uncertainty regarding its future prospects, the Company established an allowance for credit losses against the TMX loans. During the first nine months of 2007, and the years ended 2006 and 2005, TMX provided services to the Company valued at $9,000, $246,000, and $245,000 respectively. The receipt of services in lieu of cash payment was recorded as a credit to bad debt expense and a reduction of the receivable in the respective periods. At September 30, 2007, the loan receivable has a balance of $500,000, which is fully reserved.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

6.	FACILITIES REALIGNMENT:

The Company recorded facility realignment charges totaling approximately $2.0 million and $2.4 million during 2006 and 2005, respectively. These charges were for costs related to excess leased office space the Company has at its Saddle River, New Jersey and Dresher, Pennsylvania facilities. The expense is reported in other selling, general and administrative expenses within the reporting segment that it resides in and the accrual balance is reported in other accrued expenses and long-term liabilities on the balance sheet. In June 2007, the Company signed an agreement to sublease all of the excess leased space at its New Jersey location for the remainder of its lease term. This sublease commenced in August 2007 and is expected to provide approximately $4.2 million in lease payments over eight and one half years. In June 2007 and August 2007, the Company signed two agreements to sublease approximately 65% of the excess leased space at its Pennsylvania location. Both leases are for terms of five years commencing in August 2007 and October 2007, respectively, and are expected to provide approximately $1.3 million in lease payments combined over the five year period. As a result, for the nine months ended September 30, 2007 the Company has recorded a net charge of $18,000 to operations which includes a credit of approximately $514,000 to adjust the accrual balance to reflect the negotiated sublease terms and a charge of approximately $532,000 for additional furniture and leasehold improvement impairments related to the sublet space (this charge is a reduction in the carrying value of the related assets). A rollforward of the activity for the facility realignment plan is as follows:

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2006	$1,549	$763	$2,312
Accretion	11	9	20
Adjustments	(386)	(128)	(514)
Payments	(667)	(237)	(904)
Balance as of September 30, 2007	$507	$407	$914

7.	COMMITMENTS AND CONTINGENCIES:

Litigation

Due to the nature of the businesses in which the Company is engaged, such as product detailing and in the past, the distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

Contingencies

Generally, the Company’s major contracts include provisions which allow customers to audit the Company’s records for adherence with the key terms of the contracts.  The Company believes it abides by all the terms within its contracts and is not aware of any noncompliance at this time.   The Company’s Pharmakon business unit is currently in discussions with one of its significant customers regarding the procedures followed by Pharmakon relating to certain administrative provisions of its services agreement with that customer.  While the Company has asserted that these procedures were consistent with the provisions of the contract and within the customer’s accepted business practices and procedures for the services provided by Pharmakon, the Company accrued $250,000 during the quarter ended September 30, 2007, relating to a potential negotiated settlement of this matter.  In the event the Company is unable to reach an amicable settlement of this matter, the Company’s business, financial condition and results of operations could be materially and adversely affected.

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

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer AG (Bayer) in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements. The Company may be named in additional similar lawsuits. To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings. In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings. As of September 30, 2007, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. The Company did not incur any costs or expenses relating to these matters during 2004, 2005, 2006 or the first nine months of 2007.

Letters of Credit

As of September 30, 2007, the Company has $7.7 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases. These letters of credit are supported by investments in held-to-maturity securities. See Note 3 for more details.

8.	OTHER COMPREHENSIVE (LOSS) INCOME:

A reconciliation of net (loss) income as reported in the condensed consolidated statements of operations to other comprehensive (loss) income, net of taxes is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income	$(4,057)	$463	$(8,455)	$6,979
Other comprehensive income
Unrealized holding gain on
available-for-sale securities	12	8	22	12
Reclassification adjustment for
realized losses	-	-	-	(12)
Other comprehensive (loss) income	$(4,045)	$471	$(8,433)	$6,979

9.	STOCK-BASED COMPENSATION:

Stock Incentive Plans

On March 30, 2007, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (the Compensation Committee) of the Board of Directors of the Company approved the 2007 PDI, Inc. Long Term Incentive Plan (the 2007 LTI Plan). This plan includes grants of SARs and restricted stock to certain executives of the Company. In approving grants under this plan, the

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Compensation Committee considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel. There were 97,426 shares of restricted stock with a grant date fair value of $9.52 and 157,304 SARs issued with a grant price of $9.52 in the first quarter of 2007 under the 2007 LTI Plan. The Company also issued a sign-on grant of 1,800 shares of restricted stock with a grant date fair value of $9.52 on March 30, 2007. In the second quarter the Company issued 30,877 shares of restricted stock with a grant date fair value of $10.20 to the non-employee independent members of the Company’s Board of Directors on the date of its Annual Meeting of Stockholders. In the third quarter the Company issued 25,400 shares of restricted stock with a grant date fair value of $10.92 on July 16, 2007 to certain employees of the Company.

Total stock-based compensation for the three and nine months ended September 30, 2007 and 2006 are as summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Restricted Stock	$216	$458	$562	$906
SARs	107	63	263	129
Stock Options and Performance Based Shares	3	122	76	201
Total Stock-Based Compensation	$326	$643	$901	$1,236

The grant date fair values of SARs awards are determined using a Black-Scholes pricing model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. Changes in the Company’s outstanding stock options and SARs for the nine month period ended September 30, 2007 were as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (in years)	(in thousands)
Outstanding at January 1, 2007	1,016,618	$23.44	5.23	$36
Granted	157,304	9.52	4.50	135
Exercised	-	-
Forfeited or expired	(500,309)	26.54
Outstanding at September 30, 2007	673,613	17.89	7.51	174

Exercisable at September 30, 2007	446,770	$21.63	4.83	$39

Changes in the Company’s outstanding shares of restricted stock for the nine month period ended September 30, 2007 were as follows:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Vesting	Value
	Shares	Fair Value	Period (in years)	(in thousands)
Outstanding at January 1, 2007	196,738	$14.57	1.31	$2,286
Granted	155,503	9.88	2.58	1,614
Vested	(101,838)	16.49
Forfeited	(30,549)	11.85
Outstanding at September 30, 2007	219,854	$10.75	2.54	$2,282

10.	INCOME TAXES:

The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three and nine month periods ended September 30, 2007 and 2006:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income tax expense	$295	$284	$1,499	$3,888
Effective income tax rate	(7.8%)	41.0%	(21.5%)	37.3%

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

As highlighted in Note 2 above, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. At September 30, 2007 and December 31, 2006, the Company had approximately $4.0 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has $1.4 million and $1.2 million for the payment of interest and penalties accrued at September 30, 2007 and December 31, 2006, respectively.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous state tax jurisdictions. The following tax years remain subject to examination as of September 30, 2007:

Jurisdiction	Tax Years
Federal	2006
State and Local	2002-2006

The Company has reached an agreement with the Internal Revenue Service (IRS) examiner in regards to the audit for the 2003, 2004 and 2005 tax years. The adjustments are not material to the Company’s financial position, results of operations or cash flows. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

11.	DISCONTINUED OPERATIONS:

As announced in December 2005, the Company discontinued its MD&D business in the second quarter of 2006. The MD&D business included the Company’s MD&D contract sales and clinical sales teams and was previously reported in the sales services reporting segment. There was no residual activity in the MD&D business during the three and nine months ended September 30, 2007 and the Company does not anticipate any in future periods. All prior periods have been restated to reflect the treatment of this unit as a discontinued operation. Summarized selected financial information for the discontinued operations is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Revenue, net	$-	$1,876
Income from discontinued operations
before income tax	$88	$696
Income tax expense	34	255
Income from discontinued
operations	$54	$441

12.	SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s audited condensed consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006. Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the sales services segment to the other reporting segments since it is impracticable to do so.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Sales services	$16,890	$43,486	$62,595	$157,599
Marketing services	7,176	7,831	22,108	25,813
PPG	-	-	-	-
Total	$24,066	$51,317	$84,703	$183,412
Revenue, intersegment:
Sales services	$-	$-	$-	$-
Marketing services	97	-	148	-
PPG	-	-	-	-
Total	$97	$-	$148	$-
Revenue, less intersegment:
Sales services	$16,890	$43,486	$62,595	$157,599
Marketing services	7,079	7,831	21,960	25,813
PPG	-	-	-	-
Total	$23,969	$51,317	$84,555	$183,412
Operating (loss) income:
Sales services	$(4,822)	$(1,064)	$(11,252)	$4,225
Marketing services	(428)	50	(129)	2,004
PPG	-	403	-	702
Total	$(5,250)	$(611)	$(11,381)	$6,931
Reconciliation of operating (loss)
income to (loss) income from
continuing operations before
income taxes
Total operating (loss) income from
operating groups	$(5,250)	$(611)	$(11,381)	$6,931
Other income, net	1,488	1,304	4,425	3,495
(Loss) income from continuing operations
before income taxes	$(3,762)	$693	$(6,956)	$10,426

Capital expenditures:
Sales services	$163	$246	$635	$927
Marketing services	39	28	133	253
PPG	-	-	-	-
Total	$202	$274	$768	$1,180

Depreciation expense:
Sales services	$843	$883	$2,639	$2,744
Marketing services	243	176	635	495
PPG	-	-	-	-
Total	$1,086	$1,059	$3,274	$3,239

PDI, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q for the period ended September 30, 2007 (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “may,” “will” or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These statements also involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•    Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and life sciences industries;
•    Loss of one or more of our significant customers or a material reduction in service revenues from such customers;
•    Senior management’s ability to fund and successfully implement our updated long-term strategic plan;
•    Competition in our industry;
•    Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;
•    Our ability to meet performance goals in incentive-based and revenue sharing arrangements with customers;
•    Our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•    Our ability to successfully implement any co-promotion, distribution, licensing or brand ownership strategies that we may pursue in the future;
•    Product liability claims against us;
•    Changes in laws and healthcare regulations applicable to our industry or our, or our customers’, failure to comply with such laws and regulations;
•     Potential liabilities associated with insurance claims;
•     Failure or significant interruption in the operation of our information technology and communications systems; and
•    Volatility of our stock price and fluctuations in our quarterly revenues and earnings.

Please see Part II - Item 1A - “Risk Factors” in this Form 10-Q and Part I - Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as other documents we file with the United States Securities and Exchange Commission (the SEC) from time to time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth, and we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Reporting Segments and Operating Groups

In the fourth quarter of 2005, we announced that we would be discontinuing our MD&D business unit during 2006. For reporting periods beginning in the second quarter of 2006, the MD&D business unit was reported as discontinued operations. For the three and nine months ended September 30, 2007 and 2006, our three reporting segments are as follows:

♦	Sales Services Segment, which is comprised of the following business units:
•  Performance Sales Teams; and
•	Select Access™’

♦	Marketing Services Segment, which is comprised of the following business units:
•	Pharmakon;

PDI, Inc.

•	TVG Marketing Research and Consulting; and
•	Vital Issues in Medicine®

♦	PDI Products Group Segment

An analysis of these reporting segments and their results of operations is contained in Note 12 to the condensed consolidated financial statements and in the discussion under “Consolidated Results of Operations.”

Description of Businesses

Sales Services

This segment includes our Performance Sales Teams and Select Access business units, which are described in more detail below. This segment, which focuses on product detailing, represented 74.0% of consolidated revenue for the nine months ended September 30, 2007.

Product detailing involves a representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted. Contract sales teams can be deployed on either a dedicated or shared basis.

This segment also includes a portfolio of expanded sales services known as “PDI ON DEMAND”, which includes talent acquisition services, pulsing teams and vacancy coverage services. Our talent acquisition platform provides pharmaceutical customers with an outsourced, stand-alone sales force recruiting and on-boarding service. Pulsing teams provide temporary full or flex-time sales teams of any size anywhere in the U.S. which are designed to help our customers increase brand impact during key market cycles or rapidly respond to regional opportunities. Our vacancy coverage service provides customers with outsourced temporary full or flex-time sales representatives to fill temporary territory vacancies created by leaves of absence within our customers’ internal sales forces, which allows our customers to maintain continuity of services.

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

Select Access

Select Access represents a shared sales team business model where multiple non-competing brands are represented for different pharmaceutical companies. Using these teams, we make a face-to-face selling resource available to those customers who want an alternative to a dedicated team. We are a leading provider of this type of detailing program in the U.S. Since costs are shared among various companies, these programs may be less expensive for the customer than programs involving a dedicated sales force. With a shared sales team, the customer receives targeted coverage of its physician audience within the representatives’ geographic territories.

Marketing Services

This segment, which includes our Pharmakon, TVG Marketing Research & Consulting and Vital Issues in Medicine business units, represented 26.0% of consolidated revenue for the nine months ended September 30, 2007.

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

PDI, Inc.

TVG Marketing Research & Consulting

TVG Marketing Research & Consulting (TVG) employs leading edge, and in some instances proprietary, research methodologies to provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the U.S. and globally. We offer a full range of pharmaceutical marketing research services, including studies to identify the highest impact business strategy, profile, positioning, message, execution, implementation and post implementation for a product. Our marketing research model improves our customers’ knowledge about how physicians and other healthcare professionals will likely react to products.

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

Vital Issues in Medicine

Our Vital Issues in Medicine (VIM®) business unit develops and executes continuing medical education services funded by the biopharmaceutical and medical device and diagnostics industries. Using an expert-driven, customized approach, we provide faculty development/advocacy, continuing medical education activities in a wide variety of formats, and interactive initiatives to generate additional value to our customers' portfolios.

PDI Products Group

The goal of the PDI Products Group (PPG) segment has been to source biopharmaceutical products in the U.S. through licensing, copromotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the nine months ended September 30, 2007 or for the year ended December 31, 2006.

We continue to review opportunities which may include copromotion, distribution arrangements, as well as licensing and brand ownership of products. These arrangements may involve placing some or all of the fees for our services at risk based on achieving mutually agreed upon performance metrics such as product sales. We do not currently anticipate any revenue for 2007 from the PPG segment.

Discontinued Operations

Medical Device and Diagnostic Contract Sales and Clinical Sales Teams

Our medical teams group, which was discontinued in the second quarter of 2006, provided an array of sales and marketing services to the Medical Device and Diagnostic (MD&D) industry. It provided dedicated sales teams to the MD&D industry as well as clinical after sales support teams.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating data	2007	2006	2007	2006
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	75.9%	75.8%	74.1%	76.5%
Gross profit	24.1%	24.2%	25.9%	23.5%
Compensation expense	24.5%	14.8%	21.6%	11.6%
Other selling, general and administrative expenses	21.5%	10.6%	17.7%	8.1%
Total operating expenses	46.0%	25.4%	39.3%	19.7%
Operating (loss) income	(21.9%)	(1.2%)	(13.4%)	3.8%
Other income, net	6.2%	2.6%	5.2%	1.9%

(Loss) income before income tax	(15.7%)	1.4%	(8.2%)	5.7%
Provision for income tax	1.2%	0.6%	1.8%	2.1%
(Loss) income from continuing operations	(16.9%)	0.8%	(10.0%)	3.6%
Income from discontinued operations, net of tax	-	0.1%	-	0.2%
Net (loss) income	(16.9%)	0.9%	(10.0%)	3.8%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue

Revenue for the quarter ended September 30, 2007 was $24.0 million, 53.3% less than revenue of $51.3 million for the quarter ended September 30, 2006.

Revenue from the sales services segment for the quarter ended September 30, 2007 was $16.9 million, 61.2% less than revenue of $43.5 million from that segment for the comparable prior year period. This decrease is attributable to the termination and expiration of certain contracts during 2006 as described below.

Effective April 30, 2006, AstraZeneca terminated its contract sales force arrangement with us. This contract represented $43.0 million in revenue in 2006, approximately $460,000 of which was earned in the quarter ended September 30, 2006. On September 26, 2006, we announced that GlaxoSmithKline (GSK) would not be renewing its contract with us when it expired on December 31, 2006. This contract represented $67.4 million in revenue in 2006, $16.6 million of which was earned in the quarter ended September 30, 2006. On October 25, 2006, we announced that we had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006. This contract represented approximately $18.3 million in revenue in 2006, $4.9 million of which was earned in the quarter ended September 30, 2006. Additionally, on March 21, 2007, we announced that a large pharmaceutical company customer had notified us of its intention not to renew its contract sales engagement with us upon its scheduled expiration on May 12, 2007. This contract, which had a one-year term, represented approximately $37 million in annual revenue, $10.8 million of which was earned in the quarter ended September 30, 2006. The loss in revenue from these terminated and expired contracts was partially offset by new sales force arrangements we entered into during the first nine months of 2007, including a contract sales force engagement for our Select Access business unit in March 2007 which is expected to generate approximately $13 million in revenue over its one-year term and a dedicated contract sales engagement entered into during June 2007 which is expected to generate approximately $23 million in revenue over its one-year term. These two sales force contracts accounted for approximately $9.7 million of revenue in the sales services segment for the quarter ended September 30, 2007. For the quarter ended September 30, 2007, we recognized $550,000 in revenue associated with a contract with a former emerging pharmaceutical client for services performed in 2006. Because of the uncertainty surrounding collections, we recognized revenue from this client on a cash basis. All costs associated with this contract were recognized in 2006.

PDI, Inc.

Revenue for the marketing services segment was $7.1 million in the quarter ended September 30, 2007, 9.6% less than the $7.8 million in the comparable prior year period. This decrease is primarily attributed to a decrease in revenue at Pharmakon for the quarter ended September 30, 2007 of approximately $614,000 due to fewer projects. The PPG segment did not have any revenue in the first nine months of 2007 and 2006.

Cost of services

Cost of services for the quarter ended September 30, 2007 was $18.2 million, 53.2% less than cost of services of $38.9 million for the quarter ended September 30, 2006. Cost of services associated with the sales services segment for the quarter ended September 30, 2007 was $14.0 million, 59.7% less than cost of services of $34.7 million for the prior year period. The decrease is attributable to the contract terminations discussed above. Cost of services associated with the marketing services segment for the quarters ended September 30, 2007 and 2006 were approximately $4.2 million in both periods.

Gross Profit

The gross profit percentage for the quarter ended September 30, 2007 was 24.1%, a 0.1 percentage point decrease from the comparable prior year period. Despite a decrease in gross profit percentage within both the sales services and marketing services segments, the overall gross margin was comparable to the prior year period because the marketing services segment, and its higher gross margins, constituted a larger percentage of consolidated revenue for the quarter ended September 30, 2007.

The gross profit percentage for the quarter ended September 30, 2007 for the sales services segment was 17.2%, a decrease from the 20.2% gross profit percentage in the comparable prior year period. This is a result of the lower margins within the Select Access business unit accounting for a significantly larger percentage of the total gross profit within the sales services segment.

The gross margin for the marketing services segment decreased to 40.5% in the quarter ended September 30, 2007 as compared to 46.4% in the comparable prior year period. This decrease in gross profit percentage was attributable to lower margins at all three business units.

Compensation expense

Compensation expense for the quarter ended September 30, 2007 was $5.9 million, 22.8% less than $7.6 million in the comparable prior year period. This decrease is primarily due to a decrease in salary and incentive compensation costs when compared to the quarter ended September 30, 2006. As a percentage of total net revenue, compensation expense increased to 24.5% for the quarter ended September 30, 2007 as compared to 14.8% in the comparable prior year period. This increase is primarily due to the decrease in revenue in the third quarter of 2007 as compared to the comparable prior year period.

Compensation expense for the quarter ended September 30, 2007 attributable to the sales services segment was $3.9 million compared to $5.2 million for the quarter ended September 30, 2006. This can be attributed to a decrease in salary and incentive compensation costs when compared to the comparable prior year period. As a percentage of revenue it increased to 23.1% from 12.0% in the comparable prior year period.

Compensation expense for the quarter ended September 30, 2007 attributable to the marketing services segment was $2.0 million, as compared to $2.4 million in the comparable prior year period. This can be primarily attributed to a decrease in incentive compensation expense within the segment. As a percentage of revenue, compensation expense for the quarter ended September 30, 2007 decreased to 27.7% from 30.4% in the comparable prior year period.

Other selling, general and administrative expenses

Total other selling, general and administrative expenses were approximately $5.2 million for the quarter ended September 30, 2007 compared with $5.4 million for the quarter ended September 30, 2006.

Other selling, general and administrative expenses attributable to the sales services segment for the quarter ended September 30, 2007 were $3.8 million, which constituted 22.6% of revenue, compared to other selling, general and administrative expenses for the comparable prior year period of $4.6 million, which constituted 10.6% of revenue for that period. This decrease is primarily due to a decrease in allocated overhead costs.

Other selling, general and administrative expenses attributable to the marketing services segment for the quarter ended September 30, 2007 were approximately $1.4 million as compared to $1.2 million for the comparable prior year period.  Included in the period ended September 30, 2007 was $250,000 accrued for a potential settlement of a claim.

Other selling, general and administrative expenses attributable to the PPG segment for the quarter ended September 30, 2007 were zero, compared to a credit of $403,000 in the comparable prior year period, which consisted of settlement payments of $500,000, partially offset by related litigation costs totaling $97,000.

Operating (loss) income

PDI, Inc.

There was an operating loss of $5.3 million for the quarter ended September 30, 2007 as compared to an operating loss for the quarter ended September 30, 2006 of approximately $611,000. The increased loss is primarily attributable to the decline in revenue and gross profit in the sales services segment discussed previously. There was an operating loss of $4.8 million for the quarter ended September 30, 2007 for the sales services segment, $3.7 million more than the operating loss of $1.1 million for that segment in the comparable prior year period. The increased loss is primarily due to the loss of the significant sales force contracts discussed above.

There was an operating loss for the marketing services segment of $428,000 for the quarter ended September 30, 2007 compared to operating income of $50,000 in that segment for the comparable prior year period. The decrease in operating income is due to a decrease in revenue and gross profit within the marketing services segment.

The PPG segment had no operating income for the quarter ended September 30, 2007. The PPG segment had operating income for the quarter ended September 30, 2006 of $403,000, which consisted of settlement amounts received, net of related legal expenses.

Other income, net

Other income, net, for the quarters ended September 30, 2007 and 2006 was $1.5 million and $1.3 million, respectively and consisted primarily of interest income. The increase in interest income is primarily due to higher interest rates and higher cash balances for the quarter ended September 30, 2007.

Income tax expense

The federal and state corporate income tax expense was approximately $295,000 for the quarter ended September 30, 2007, compared to income tax expense of $284,000 for the quarter ended September 30, 2006. The effective tax rate for the quarter ended September 30, 2007 was 7.8%, compared to an effective tax rate of 41.0% for the quarter ended September 30, 2006. The decrease is primarily attributable to the tax loss for the three-month period ended September 30, 2007 and full valuation allowance on the net deferred tax assets except for the basis difference in goodwill. The tax expense for the three-month period ended September 30, 2007 is attributable to state and local alternative taxes and additional interest accrued on tax reserves.

(Loss) income from continuing operations

There was a loss from continuing operations for the quarter ended September 30, 2007 of $4.1 million, compared to income from continuing operations of approximately $409,000 in the comparable prior year period.

Discontinued operations

There was no income from discontinued operations during the quarter ended September 30, 2007. There was no revenue from discontinued operations for the quarter ended September 30, 2006. Income from discontinued operations before income tax for the quarter ended September 30, 2006 was approximately $88,000. Income from discontinued operations, net of tax, for the quarter ended September 30, 2006 was approximately $54,000.

Net (loss) income

There was a net loss for the quarter ended September 30, 2007 of approximately $4.1 million, compared to net income of approximately $463,000 in the comparable prior year period due to the factors discussed above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue

Revenue for the nine months ended September 30, 2007 was $84.6 million, 53.9% less than revenue of $183.4 million for the nine months ended September 30, 2006.

Revenue from the sales services segment for the nine months ended September 30, 2007 was $62.6 million, 60.3% less than revenue of $157.6 million from that segment for the comparable prior year period. This decrease is attributable to the termination and expiration of certain sales force contracts during 2006 and 2007 as described above.

Revenue for the marketing services segment was $22.0 million for the nine months ended September 30, 2007, 14.9% less than the $25.8 million in the comparable prior year period. This decrease can be attributed to decreases in revenue at all three business units within the marketing services segment.

Cost of services

Cost of services for the nine months ended September 30, 2007 was $62.7 million, 55.4% less than cost of services of $140.3 million for the nine months ended September 30, 2006. Cost of services associated with the sales services segment for the nine months ended September 30, 2007 was $50.7 million, 59.9% less than cost of services of $126.4 million for the prior

PDI, Inc.

 year period. The decrease is attributable to the termination and expiration of the sales force contracts discussed above. Cost of services associated with the marketing services segment was $12.0 million, 14.2% less than cost of services of $13.9 million the comparable prior year period.

Gross Profit

The gross profit percentage for the nine months ended September 30, 2007 was 25.9%, an increase of 2.4 percentage points from the comparable prior year period. This increase in gross margin was mainly attributable to the marketing services segment, and its higher gross margins, constituting a larger percentage of consolidated revenue for the nine months ended September 30, 2007.

The gross profit percentage for the nine months ended September 30, 2007 for the sales services segment was 19.0%, a decrease from the 19.8% in the comparable prior year period. The gross margin for the marketing services segment decreased to 45.6% in the nine months ended September 30, 2007 as compared to 46.0% in the comparable prior year period.

Compensation expense

Compensation expense for the nine months ended September 30, 2007 was $18.3 million, 13.8% less than $21.2 million for the comparable prior year period. This decrease is primarily due to a decrease in salary and incentive compensation costs when compared to the nine months ended September 30, 2006.

Compensation expense for the nine months ended September 30, 2007 attributable to the sales services segment was $11.8 million compared to $14.7 million for the nine months ended September 30, 2006; as a percentage of revenue it increased to 18.8% for the nine month period ended September 30, 2007 from 9.4% in the comparable prior year period. Compensation expense increased as a percentage of revenue due to the decline in revenue on a year-over-year basis.

Compensation expense attributable to the marketing services segment was approximately $6.5 million for both the nine months ended September 30, 2007 and September 30, 2006. As a percentage of revenue, compensation expense increased to 29.7% from 25.1% in the comparable prior year period.

Other selling, general and administrative expenses

Total other selling, general and administrative expenses were $15.0 million for the nine months ended September 30, 2007, 0.4% more than other selling, general and administrative expenses of $14.9 million for the comparable prior year period. For the nine months ended September 30, 2006, other selling, general and administrative expenses benefited from $2.0 million in reversals of bad debt and litigation settlement accruals as well as receipt of settlement payments. As a percentage of total net revenue, total other selling, general and administrative expenses increased to 17.7% for the nine months ended September 30, 2007 from 8.1% in the comparable prior year period due to the decrease in revenue in 2007.

Other selling, general and administrative expenses attributable to the sales services segment for the nine months ended September 30, 2007 were $11.3 million compared to $12.2 million in the comparable prior year period. As a percentage of revenue it increased to 18.2% from 7.8% in the comparable prior year period. This increase is due to a decrease in revenue within the sales services segment.

Other selling, general and administrative expenses attributable to the marketing services segment for the nine month periods ended September 30, 2007 and 2006 were approximately $3.6 million and $3.4 million, respectively. As a percentage of revenue it increased to 16.4% from 13.2% in the comparable prior year period.

There were no other selling, general and administrative expenses for the nine months ended September 30, 2007 for PPG. Included in other selling, general and administrative expenses for the PPG segment for the nine months ended September 30, 2006 were settlement payments received and related litigation expenses which resulted in a credit of $702,000.

Operating (loss) income

There was an operating loss for the nine months ended September 30, 2007 of approximately $11.4 million compared to operating income of $6.9 million in the comparable prior year period. The decrease is primarily attributable to the decline in revenue and gross profit in the sales services segment discussed above.

There was an operating loss for the nine months ended September 30, 2007 for the sales services segment of approximately $11.3 million, $15.5 million less than operating income of $4.2 million for that segment in the comparable prior year period. The decrease is primarily attributable to the contract terminations discussed above.

There was an operating loss for the marketing services segment of $129,000 for the nine months ended September 30, 2007 compared to operating income of $2.0 million in that segment for the comparable prior year period. The decrease is attributable to decreased operating income from all three business units within the segment.

PDI, Inc.

The PPG segment had no operating income for the nine months ended September 30, 2007. The PPG segment had operating income for the nine months ended September 30, 2006 of $702,000. The operating income was attributable to settlement amounts received, net of related legal expenses.

Other income, net

Other income, net, for the nine months ended September 30, 2007 and 2006 was $4.4 million and $3.5 million, respectively, and consisted primarily of interest income. The increase in interest income is primarily due to higher interest rates and higher average cash balances for the nine months ended September 30, 2007.

Income tax expense

The federal and state corporate income tax expense was approximately $1.5 million for the nine months ended September 30, 2007, compared to income tax expense of $3.9 million for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 was 21.5%, compared to an effective tax rate for the nine months ended September 30, 2006 of 37.3%. The effective tax rate for the nine month period ended September 30, 2007 was impacted by an increase of $882,000 in the valuation allowance on deferred tax for the nine month period ended September 30, 2007. See Note 10 to the condensed consolidated financial statements for details on the increase in the valuation allowance.

(Loss) income from continuing operations

There was a loss from continuing operations for the nine months ended September 30, 2007 of approximately $8.5 million, compared to income from continuing operations of approximately $6.5 million for the nine months ended September 30, 2006.

Discontinued operations

There was no income from discontinued operations during the nine months ended September 30, 2007. Revenue from discontinued operations for the nine months ended September 30, 2006 was approximately $1.9 million. Income from discontinued operations before income tax for the nine months ended September 30, 2006 was approximately $696,000. Income from discontinued operations, net of tax, for the nine months ended September 30, 2006 was approximately $441,000.

Net (loss) income

There was a net loss for the nine months ended September 30, 2007 of $8.5 million. There was net income for the nine months ended September 30, 2006 of $7.0 million.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents and short-term investments of approximately $117.2 million and working capital of $108.4 million, compared to cash and cash equivalents and short-term investments of approximately $114.7 million and working capital of approximately $112.2 million at December 31, 2006.

For the nine months ended September 30, 2007, net cash provided by operating activities was $3.4 million, compared to $15.8 million net cash provided by operating activities for the nine months ended September 30, 2006. The main components of cash used by operating activities during the nine months ended September 30, 2007 were:

•
the net loss when adjusted for depreciation and other non-cash items of $5.8 million, which includes depreciation expense of $3.3 million and stock compensation expense of $901,000, which resulted in a use of cash of approximately $2.6 million;

•   a net increase in other changes in assets and liabilities of $6.0 million, which includes $18.4 million of net collections of accounts receivable, partially offset by $14.7 million decrease in total liabilities.

The net changes in the “Other changes in assets and liabilities” section of the condensed consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of sales team programs, contract terms and other timing issues, and these variations may change in size and direction with each reporting period.

As of September 30, 2007, we had $3.8 million of unbilled costs and accrued profits on contracts in progress. When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress. Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period. As of September 30, 2007, we had $7.3 million of unearned contract revenue. When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

PDI, Inc.

For the nine months ended September 30, 2007, net cash provided by investing activities was $62.4 million as compared to $67.7 million used in investing activities for the comparable prior year period. This change reflects a movement towards investments that have greater liquidity and shorter-term maturities when compared to the comparable prior year period. This change is consistent with the implementation of our strategic plan and the potential need to utilize our cash to make investments in our business, including acquisitions. Our portfolio is currently comprised of U.S. Treasury and U.S. Federal Government agencies’ bonds and commercial paper. We are focused on preserving capital, maintaining liquidity and maximizing returns in accordance with our investment criteria. We had approximately $768,000 of capital expenditures primarily for computer equipment and software during the nine months ended September 30, 2007. Capital expenditures for the nine months ended September 30, 2006 were $1.2 million, also primarily for computer equipment. For both periods, all capital expenditures were funded out of available cash. For the nine months ended September 30, 2007, there was $207,000 of net cash used in financing activities. This represents shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock. In the comparable prior year period, there was $87,000 of net cash provided by financing activities. This amount represents proceeds received from the exercise of stock options.

On November 7, 2006, we announced that our Board of Directors authorized us to repurchase up to one million shares of our common stock. We did not repurchase any shares of our common stock during 2006. In 2007, through the date of this report, we have not repurchased any shares of our common stock in the open market. Due to our current desire to utilize cash to invest in our business and implement our strategic plan, including acquisitions, we do not anticipate repurchasing shares under this program in the immediate future. We will periodically review our uses of cash, including the merits of repurchasing our shares under this program. Purchases, if any, will be made from our available cash.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the nine months ended September 30, 2007, we had two major clients that accounted for approximately 18.7% and 11.1%, respectively, or a total of 29.8% of our service revenue. We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations. For example, on March 21, 2007, we announced that a large pharmaceutical company customer (our largest client in 2007) had given notification of its intention not to renew its contract sales engagement with us when it expired on May 12, 2007. This contract, which was for a term of one-year, represented approximately $37 million in annual revenue. Unless and until we generate sufficient new business to offset the loss of this contract, future revenue and cash flows will further decrease. In addition, Select Access’ services to a significant customer are seasonal in nature, occurring primarily in the winter season.

In June 2007, we signed an agreement to sublease all of the excess leased space at our New Jersey location for the remainder of our lease term. This sublease commenced in August 2007 and is expected to provide approximately $4.2 million in lease payments over eight and one half years. In June 2007 and August 2007, we signed two agreements to sublease approximately 65% of the excess leased space at our Pennsylvania location. Both leases are for terms of five years that commenced in August 2007 and October 2007, respectively, and are expected to provide approximately $1.3 million in lease payments combined over the five year period. The table below summarizes, as of September 30, 2007, our contractual obligations for 2007 and beyond with initial terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:
			2008-	2010-	After
	Total	2007	2009	2011	2011
Contractual obligations (1)	$5,284	$3,257	$2,027	$-	$-
Operating lease obligations:
Minimum lease payments	32,396	2,336	7,758	7,739	14,563
Less minimum sublease rentals (2)	(6,118)	(311)	(2,043)	(1,527)	(2,237)
Net minimum lease payments	26,278	2,025	5,715	6,212	12,326
Total	$31,562	$5,282	$7,742	$6,212	$12,326

(1)	Amounts represent contractual obligations related to software license contracts, IT consulting contracts and outsourcing contracts for employee benefits administration and software system support.

(2)	Consists of two subleases at our New Jersey location and two subleases at our Pennsylvania location.

As a result of the net operating loss carryback claims which have been filed or are expected to be filed by us, and the impact of those claims on the relevant statue of limitations, it is not practicable to predict the amount or timing of the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48) liabilities in the table above and therefore these liabilities have been excluded from the table above.

PDI, Inc.

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

We have federal income tax receivables, net of the federal tax provision, of approximately $1.9 million on our balance sheet as of September 30, 2007. We expect to receive these refunds in 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk). Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes and we have no interest bearing long term or short term debt. At September 30, 2007 and December 31, 2006 we did not hold any derivative financial instruments.

The objectives of our investment activities are: to preserve capital, maintain liquidity and maximize returns without significantly increasing risk. In accordance with our investment policy, we attempt to achieve these objectives by investing our cash in a variety of financial instruments. These investments are principally restricted to government sponsored enterprises, high-grade bank obligations, high-grade corporate bonds, certain money market funds of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government Agencies, municipal bonds and commercial paper.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our cash and cash equivalents and short term investments at September 30, 2007 were composed of the instruments described in the preceding paragraph and all of those investments mature by December 2007. If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the near term maturity.

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

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within PDI have been detected.

Changes in internal controls

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PDI, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication. Baycol was distributed, promoted and sold by Bayer in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market. Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements. We may be named in additional similar lawsuits. To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings. In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions. Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings. As of September 30, 2007, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense. We did not incur any costs or expenses relating to these matters during 2004, 2005, 2006 or the first nine months of 2007.

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

Other than as described below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Most of our service revenue is derived from a limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition or results of operations.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the nine months ended September 30, 2007, our two largest customers accounted for approximately 18.7% and 11.1%, respectively, or approximately 29.8% in the aggregate, of our service revenue. For the year ended December 31, 2006, our three largest customers accounted for 28.5%, 18.3% and 9.9%, respectively, or approximately 56.7% in the aggregate, of our service revenue. For the year ended December 31, 2005, our three largest customers, each of whom represented 10% or more of our service revenue, accounted for, in the aggregate, approximately 73.6% of our service revenue. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.

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

Our service contracts are generally for a term of one to two years (certain of our operating entities have contracts of shorter duration) and many may be terminated by the customer at any time for any reason. For example, as discussed above, AstraZeneca terminated its contract sales force arrangement with us effective April 30, 2006. The termination affected approximately 800 field representatives. The revenue impact was approximately $63.8 million in 2006. Additionally, the expiration and/or termination of the sales force contracts of GSK, sanofi-aventis and the other large pharmaceutical company customer discussed in the risk factor above represent a loss of approximately $95 million in revenue for 2007 as compared to 2006. In addition, certain of our customers have the ability to significantly reduce the number of representatives we deploy on their behalf.

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

Our service revenues depend on promotional, marketing and sales expenditures by companies in the life sciences industries, including the pharmaceutical and biotechnology industries. Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products. Furthermore, the trend in the life sciences industries toward consolidation may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the use of contract sales and marketing services providers. If companies in the life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

PDI, Inc.

Our business will suffer if we are unable to hire and retain key management personnel to fill critical vacancies.

The success of our business also depends on our ability to attract and retain qualified senior management and experienced financial executives who are in high demand and who often have competitive employment options. Currently, we have a significant vacancy in our executive management. Steven K. Budd, the former president of our sales services segment, resigned effective April 6, 2007. Michael J. Marquard, our Chief Executive Officer, is currently assuming these responsibilities as we engage in a process to identify Mr. Budd’s successor. Our failure to attract and retain qualified individuals could have a material adverse effect on our business, financial condition or results of operations.

Risks associated with insurance plan claims could increase future expenses and materially and adversely affect our business, financial condition and results of operations.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability and employee health care benefits. Although the liabilities that have been recorded for these claims represent our best estimate based on actuarial data, as well as on historical trends, any projection of these losses is subject to a high degree of variability and we may not be able to accurately predict the number or value of the claims that occur. In the event that our actual liability exceeds our estimate for any given period or if we are unable to control rapidly increasing health care costs, our business, financial condition and results of operations could be materially and adversely affected.

Changes in governmental regulation could negatively impact our business operations.

The pharmaceutical and life sciences industries are subject to a high degree of governmental regulation. Significant changes in these regulations affecting the services we provide, including pharmaceutical product promotional and marketing research services, peer persuasion programs and medical educational services, could result in the imposition of additional restrictions on these types of activities, impose additional costs on us in providing these services to our customers or otherwise negatively impact our business operations. For example, the Accredidation Council for Continuing Medical Education (ACCME) has recently announced several new policies, including a revision to the definition of ACCME’s definition of “commercial interests”, which may restrict the medical education services provided by our VIM business unit and/or could require us to incur additional time and expense in order to comply with these policies upon becoming effective.

Our stock price is volatile and could be further affected by events not within our control, and an investment in our common stock could suffer a decline in value.

The market for our common stock is volatile. During the first nine months of 2007, our stock traded at a low of $9.00 and a high of $12.40. In 2006, our stock traded at a low of $9.37 and a high of $15.69, and in 2005, our stock traded at a low of $11.12 and a high of $22.26. The trading price of our common stock has been and will continue to be subject to:
•	volatility in the trading markets generally;
•	significant fluctuations in our quarterly operating results;
•	significant changes in our cash and cash equivalent reserves;
•	announcements regarding our business or the business of our competitors;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	industry and/or regulatory developments;
•	changes in revenue mix;
•	changes in revenue and revenue growth rates for us and for our industry as a whole;
•	changes in accounting standards, policies, guidance, interpretations or principles; and
•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate.

If our information technology and communications systems fail or we experience a significant interruption in their operation, our reputation, business and results of operations could be materially and adversely affected.

The efficient operation of our business is dependent to an extent on our information technology and communications systems. The failure of these systems to operate as anticipated could disrupt our business and result in decreased revenue and increased overhead costs. In addition, we do not have complete redundancy for all of our systems and our disaster recovery planning cannot account for all eventualities. Our information technology and communications systems, including the information technology systems and services that are maintained by third party vendors, are vulnerable to damage or interruption from natural disasters, fire, terrorist attacks, malicious attacks by computer viruses or hackers, power loss or failure of computer systems, Internet, telecommunications or data networks. If these systems or services become unavailable or suffer a security breach, we may expend significant resources to address these problems, and our reputation, business and results of operations could be materially and adversely affected. In addition, we are currently in the process of relocating our data center to an off-site vendor. If we are unable to successfully implement this relocation, we could experience severe disruptions to our businesses which could result in a material and adverse effect on our results of operations.

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

Date: November 9, 2007	PDI, Inc.
(Registrant)

/s/ Michael J. Marquard
Michael J. Marquard
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer