Form 10-K
period 2007-12-31
PDI INC
filed 2008-03-13
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant's common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was $73,621,933 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 29, 2008, 14,292,220 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2007, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K (the Form 10-K), the Proxy Statement is not deemed to be filed as part hereof.

PDI, Inc.
Annual Report on Form 10-K

PDI, Inc.
Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act).  Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “may,” “will” or similar words and expressions.  These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I – Item 1 – “Business,” Part II – Item 5 – “Market for our Common Equity, Related Stockholder Matters and Issuer Purchases of Securities,” Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Part II – Item 7A – “Quantitative and Qualitative Disclosures About Market Risk”.

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These statements also involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and life sciences industries;
•	Loss of one or more of our significant customers or a material reduction in service revenues from such customers;
•	Our ability to fund and successfully implement our long-term strategic plan;
•	Our ability to successfully develop product commercialization opportunities;
•	Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;
•	Our ability to meet performance goals in incentive-based and revenue sharing arrangements with customers;
•	Competition in our industry;
•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•	Product liability claims against us;
•	Changes in laws and healthcare regulations applicable to our industry or our, or our customers’, failure to comply with such laws and regulations;
•	Volatility of our stock price and fluctuations in our quarterly revenues and earnings;
•	Potential liabilities associated with insurance claims; and
•	Failure of, or significant interruption to, the operation of our information technology and communications systems.

Please see Part I – Item 1A – “Risk Factors” of this Form 10-K, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time to time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed in this Form 10-K.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PDI, Inc.
Annual Report on Form 10-K (continued)

PART I

ITEM 1.	BUSINESS

Summary of Business

We are a leading provider of contract sales teams to pharmaceutical companies, offering a range of sales support services designed to achieve their strategic and financial product objectives.  In addition to contract sales teams, we also provide marketing research, physician interaction and medical education programs.  Our services offer customers a range of promotional and educational options for the commercialization of their products throughout their lifecycles, from development through maturity.  We provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients.

 We are among the leaders in outsourced pharmaceutical sales and marketing services in the United States.  We have evolved our commercial capabilities through innovation, organic growth and acquisitions.  We have designed and implemented programs for many large pharmaceutical companies as well as a variety of emerging and specialty pharmaceutical companies.  We recognize that our relationships with customers are dependent upon the quality of our performance, and our focus is to flawlessly execute our customers’ programs in order to consistently deliver their desired results.

Typically, our customers engage us on a contractual basis to design and implement promotional and educational programs for both prescription and over-the-counter products.  The programs are tailored to meet the specific needs of the product and the customer.  These services are provided predominantly on a fee-for-service basis.  These contracts can include incentive payments that can be earned if our activities generate results that meet or exceed performance targets.  Contracts may be terminated with or without cause by our customers.  Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks.

We commenced operations as a contract sales organization (CSO) in 1987 and we completed our initial public offering in May 1998.  Our executive offices are located at Saddle River Executive Centre, 1 Route 17 South, Saddle River, New Jersey 07458 and our telephone number is (800) 242-7494.

Strategy

In 2007 we initiated the implementation of a five-year strategic plan that is intended to drive revenue growth, diversify the sources of our revenue, increase profit margins, and further enhance our competitiveness in the markets we serve.  We further refined this strategic plan in the first quarter of 2008.  The primary components of this strategic plan include the following:

•
Recapture our position as the leading contract sales organization.  We endeavor to restore our position as the number one contract sales organization in the U.S.  In order to achieve this goal, we have strengthened our business development strategy, process and implementation through the expansion of these capabilities and the development of relationships with alternate business development channels, including a focus on opportunities in the emerging pharmaceutical market.  Furthermore, we are actively building a corporate culture that fosters continuous innovation with the purpose of creating new and differentiated offerings that enable emerging and established pharmaceutical companies to address their evolving business needs. One such example is our “PDI ON DEMAND” suite of sales support services, which we introduced during 2007.

•
Enhance our commercialization capabilities in order to provide a broader base of services and more diversified sources of revenue.  We believe that it is critical to the growth of our business to identify and build internally and/or acquire complementary commercialization services that add-value and even greater depth to the already robust suite of services we presently offer.  We intend to focus our efforts adding services that strengthen our core business, expand the scope of our current service offerings and/or provide our customers alternative methods for physician and healthcare professional engagement.  We believe that these complementary services will provide us with additional avenues for revenue growth and increased profit margins while simultaneously increasing our ability to meet the particular demands of emerging pharmaceutical companies that typically seek a broad range of outsourced commercialization services from a single supplier.

PDI, Inc.
Annual Report on Form 10-K (continued)

•
Leverage our sales and marketing expertise to capitalize on product commercialization opportunities.  We intend to identify and take advantage of attractive opportunities to enter into arrangements with pharmaceutical companies to provide sales and marketing support services and potentially limited capital in connection with the promotion of pharmaceutical products in exchange for a percentage of product sales.  These types of arrangements will likely involve a significant upfront investment of our resources with no guaranteed return on investment and are expected to generate losses in the first year of the contract as program ramp up occurs.  However, these opportunities are intended to provide us with the ability to extend our revenue streams through multi-year arrangements and with profit margins that are significantly higher than typical fee for service arrangements over the term of the contract.

Reporting Segments and Operating Groups

For 2007, we reported under the following three segments: Sales Services, Marketing Services and PDI Products Group (PPG).  For details on revenue, operating results and total assets by segment, see Note 18 to the consolidated financial statements.

Sales Services

This segment, which focuses primarily on product detailing, includes our Performance Sales Teams and Select Access™ Teams (formerly referred to as Shared Teams).  This segment, which focuses on product detailing, represented 74.1% of our consolidated revenue for the year ended December 31, 2007.

Product detailing involves a sales representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted.  Contract sales teams can be deployed on either a dedicated or shared basis.

This segment also includes a portfolio of expanded sales services known as “PDI ON DEMAND”, which includes talent acquisition services, pulsing teams and vacancy coverage services.  Our talent acquisition platform provides pharmaceutical customers with an outsourced, stand-alone sales force recruiting and on-boarding service.  Pulsing teams provide temporary full or flex-time sales teams of any size anywhere in the United States which are designed to help our customers increase brand impact during key market cycles or rapidly respond to regional opportunities.  Our vacancy coverage service provides customers with outsourced temporary full or flex-time sales representatives to fill temporary territory vacancies created by leaves of absence within our customers’ internal sales forces, which allows our customers to maintain continuity of services.

Performance Sales Teams

A performance contract sales team works exclusively on behalf of one customer.  The sales team is customized to meet the customer’s specifications with respect to sales representative profile, physician targeting, product training, incentive compensation plans, integration with the customers’ in-house sales forces, call reporting platform and data integration.  Without adding permanent personnel, our customer gets a high quality, industry-standard sales team comparable to its internal sales force.

Select Access

Select Access represents a shared sales team business model where multiple non-competing brands are represented for different pharmaceutical companies.  Using these teams, we make a face-to-face selling resource available to those customers who want an alternative to a dedicated team.  We are a leading provider of this type of detailing program in the United States.  Since costs are shared among various companies, these programs may be less expensive for the customer than programs involving a dedicated sales force.  With a shared sales team, our customers receive targeted coverage of its physician audience within the representatives’ geographic territories.

Marketing Services

This segment, which includes our Pharmakon, TVG Marketing Research & Consulting and Vital Issues in Medicine business units, represented 25.9% of consolidated revenue for the year ended December 31, 2007.

Pharmakon

Pharmakon’s emphasis is on the creation, design and implementation of promotional physician interaction programs.  Each marketing program can be offered through a number of different media and venues, including teleconferences, dinner meetings, “lunch and learns” and webcasts.  Within each of our programs, we offer a number of services including strategic design, tactical execution, technology support, audience recruitment, moderator

PDI, Inc.
Annual Report on Form 10-K (continued)

services and thought leader management.  In the last ten years, Pharmakon has conducted over 45,000 physician interaction programs with more than 550,000 participants.  Pharmakon’s peer programs can be designed as promotional or marketing research/advisory programs.  In addition to physician interaction programs, Pharmakon also provides promotional communications activities.  We acquired Pharmakon in August 2004.

TVG Marketing Research & Consulting

TVG Marketing Research & Consulting (TVG) employs leading edge, and in some instances proprietary, research methodologies to provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers in the United States and globally.  We offer a full range of pharmaceutical marketing research services, including studies designed to identify the highest impact business strategy, profile, positioning, message, execution, implementation and post implementation for a product.  We believe our marketing research model improves our customers’ knowledge about how physicians and other healthcare professionals will likely react to products.

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

PDI Products Group (PPG)

In the past, the goal of the PPG segment was to source biopharmaceutical products in the United States through licensing, co-promotion, acquisition or integrated commercialization services arrangements. This segment did not have any revenue for the years ended December 31, 2007 and 2006.  We are no longer pursuing licensing or acquisition of pharmaceutical products.

However, we currently contemplate that any product commercialization arrangements described above under “—Strategy” that we may engage in will be included within this segment.

Contracts

Our contracts are nearly all fee for service.  They may contain operational benchmarks, such as a minimum amount of activity within a specified amount of time.  These contracts can include incentive payments that can be earned if our activities generate results that meet or exceed agreed performance targets.  Contracts may generally be terminated with or without cause by our clients.  Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks.

Sales Services

Historically, the majority of our revenue has been generated by contracts for dedicated sales teams.  These contracts are generally for terms of one to two years and may be renewed or extended.  The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice.  Certain contracts provide for termination payments if the client terminates the contract without cause.  Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination.  The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition, or results of operations or cash flow.

Marketing Services

Our marketing services contracts generally take the form of either master service agreements with a term of one to three years, or contracts specifically related to particular projects with terms for the duration of the project, typically lasting from two to six months.  These contracts are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business, financial condition or results of operations.  Due to the typical

PDI, Inc.
Annual Report on Form 10-K (continued)

size of most of TVG’s and VIM’s contracts, it is unlikely the loss or termination of any individual TVG or VIM contract would have a material adverse effect on our business, financial condition, results of operations, or cash flow.

Significant Customers

Our three largest customers as of December 31, 2007 accounted for 13.7%, 12.9% and 11.3%, respectively, or approximately 37.9% in the aggregate, of our revenue for the year ended December 31, 2007. On March 21, 2007, we announced that a large pharmaceutical company customer had notified us of its intention not to renew its contract sales engagement with us upon its scheduled expiration on May 12, 2007.  This contract accounted for 12.8% of our revenue in 2007.

Marketing

Our marketing efforts target established and emerging companies in the biopharmaceutical and life sciences industries.  Our marketing efforts are designed to reach the senior sales, marketing, and business development personnel within these companies, with the goal of informing them of the services we offer and the value we can bring to their products.  Our tactical plan usually includes advertising in trade publications, direct mail campaigns, presence at industry seminars and conferences and a direct selling effort.  We have a dedicated team of business development specialists who work within our business units to identify needs and opportunities within the biopharmaceutical and life sciences industries that we can address. We review possible business opportunities as identified by our business development team and develop a customized strategy and solution for each attractive business opportunity.

Competition

With respect to our sales services segment, we compete with our customers’ ability to manage their needs internally.  In addition, a small number of providers comprise the market for outsourced pharmaceutical sales teams, and we believe that PDI, inVentiv Health Inc., Innovex Inc. and Publicis Groupe SA combined accounted for the majority of the U.S. outsourced sales team market share in 2007.  Our marketing services segment operates in a highly fragmented and competitive market.

There are relatively few barriers to entry into the businesses in which we operate and, as the industry continues to evolve, new competitors are likely to emerge. We compete on the basis of such factors as reputation, service quality, management experience, performance record, customer satisfaction, ability to respond to specific customer needs, integration skills and price.  Increased competition and/or a decrease in demand for our services may also lead to other forms of competition.  While we believe we compete effectively with respect to each of these factors, most of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have.  Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share, our ability to source new business opportunities as well as our business, financial condition and results of operations.

Employees

As of February 29, 2008, we had approximately 1,100 employees, including approximately 550 full-time employees.  Approximately 85% of our employees are field sales representatives and sales managers.  We are not party to a collective bargaining agreement with any labor union.  We believe our relationship with our employees is generally positive.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

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

The Food, Drug and Cosmetic Act, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the Food and Drug Administration (FDA) regulates all promotional activities involving prescription drugs.  The distribution of pharmaceutical products is also governed by the Prescription Drug Marketing Act (PDMA), which regulates promotional activities at both the federal and state level.  The PDMA imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions.  Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceutical products even if such manufacturers or distributors have no place of business within the state.  States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners and require extensive record keeping and labeling of such samples for tracing purposes.  The sale or distribution of pharmaceutical products is also governed by the Federal Trade Commission Act.

Some of the services that we currently perform or that we may provide in the future may also be affected by various guidelines established by industry and professional organizations. For example, ethical guidelines established by the American Medical Association (AMA) govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern honoraria and other items of economic value that AMA member physicians may receive, directly or indirectly, from pharmaceutical companies. Similar guidelines and policies have been adopted by other professional and industry organizations, such as Pharmaceutical Research and Manufacturers of America, an industry trade group.  In addition, the Office of the Inspector General has also issued guidance for pharmaceutical manufacturers and the Accreditation Council for Continuing Medical Education has issued guidelines for providers of continuing medical education.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

adversely affect our business, financial condition and results of operations.

Our business depends in large part on demand from the pharmaceutical and life sciences industries for outsourced marketing and sales services.  The practice of many companies in these industries has been to hire outside organizations like us to conduct large sales and marketing projects on their behalf.  However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, the number of sales representatives employed internally in relation to demand for or the need to promote new and existing products, and competition from other suppliers.  Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue. Additionally, several large pharmaceutical companies have recently made changes to their commercial model by reducing the number of sales representatives employed internally and through outside organizations like us.  If the pharmaceutical and life sciences industries reduce their tendency to outsource these projects, our business, financial condition and results of operations could be materially and adversely affected.

If companies in the life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

Our revenues depend on promotional, marketing and sales expenditures by companies in the life sciences industries, including the pharmaceutical and biotechnology industries.  Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products. Furthermore, the trend in the life sciences industries toward consolidation may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the use of contract sales and marketing services providers.  If companies in the life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

Our service contracts are generally short-term agreements and are cancelable at any time, which may result in lost revenue and additional costs and expenses.

Our service contracts are generally for a term of one to two years (certain of our operating entities have contracts of shorter duration) and many may be terminated by the customer at any time for any reason.  In addition, our customers may significantly reduce the number of representatives we deploy on their behalf.  The early termination or significant reduction of a contract by one of our customers not only results in lost revenue, but also typically causes us to incur additional costs and expenses.  All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is significantly reduced or terminated, unless we can immediately transfer the related sales force to a new program, if permitted under the contract, we must either continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.  The loss, termination or significant reduction of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition and results of operations.

Most of our revenue is derived from a limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition or results of operations.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. As of December 31, 2007, our three largest customers accounted for approximately 13.7%, 12.9% and 11.3% respectively, or approximately 37.9% in the aggregate, of our revenue for the year ended December 31, 2007.  For the year ended December 31, 2006, our three largest customers accounted for 28.5%, 18.3% and 9.9%, respectively, or approximately 56.7% in the aggregate, of our revenue.  For the year ended December 31, 2005, our three largest customers, each of whom represented 10% or more of our revenue, accounted for, in the aggregate, approximately 73.6% of our revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.

The loss or a significant reduction of business from any of our major customers could have a material adverse effect on our business, financial condition or results of operations.  For example, during 2006 and 2007, we announced the termination and expiration of a number of significant service contracts, including our sales force engagements with AstraZeneca, GlaxoSmithKline (GSK), sanofi-aventis and another large pharmaceutical company

PDI, Inc.
Annual Report on Form 10-K (continued)

customer.  These four customers accounted for approximately $150.9 million in revenue during 2006 and $15.9 million in revenue during 2007.

Our senior management team is currently in the process of implementing our long-term strategic plan. There can be no assurance that we will successfully implement this plan.

In May 2006, Michael Marquard and Jeffrey Smith joined us as our chief executive officer and chief financial officer, respectively.  In 2007, we initiated the implementation of a five-year strategic plan that was further refined in the first quarter of 2008.  In order to implement our strategic plan, we may seek to do one or more of the following:

•	introduce new sales support services that provide greater flexibility to our customers;
•
organically develop or acquire complementary commercialization services in order to expand our portfolio of service offerings to the biopharmaceutical and life sciences industries and to strengthen our contract sales offerings; and

•	explore attractive product commercialization opportunities.

While we expect to expend significant funds and other resources implementing this strategy, there can be no assurance that we will successfully implement this strategy or be able to expand our market share, increase revenue, yield a return on investment and/or improve stockholder value.

If we pursue product commercialization opportunities as part of our long-term strategic plan, we cannot assure you that we can successfully develop this business.

In accordance with our strategic plan, we intend to explore opportunities to enter into arrangements with biopharmaceutical companies to provide sales and marketing support services and potentially limited capital in connection with the promotion of pharmaceutical products in exchange for a percentage of product sales.  It is likely that these types of arrangements will require us to make a significant upfront investment of our resources and are expected to generate losses in the first year of the contract as program ramp up occurs.  In addition, we envision that these types of contracts will have limited termination rights and the compensation we will receive is expected to consist entirely of a percentage of sales of the product, and in certain arrangements we may not receive any compensation unless product sales exceed an agreed upon baseline.  There can be no assurance that our forecasts relating to product sales will prove to be accurate.  In addition, there are a number of factors that could negatively impact product sales during the term of the contract, including withdrawal of the product from the market, the launch of a therapeutically equivalent generic version of the product, the introduction of a competing product, loss of managed care covered lives, a significant disruption in the manufacture or supply of the product as well as other significant events that could affect sales of the product or the prescription market for the product.  Therefore, the revenue we receive, if any, from product sales under these types of arrangements may not be sufficient to offset the costs incurred by us implementing and maintaining these programs.

We may make acquisitions in the future which may lead to disruptions to our ongoing business.

Historically, we have made a number of acquisitions, and our strategic plan contemplates pursuing new acquisition opportunities.  If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business.  The success of an acquisition will depend upon, among other things, our ability to:

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

If we do not meet performance goals established in our incentive-based arrangements with customers, our revenue could be materially and adversely affected.

We have entered into a number of incentive-based arrangements with our pharmaceutical company customers,

PDI, Inc.
Annual Report on Form 10-K (continued)

and our strategic plan contemplates an increased focus on these types of arrangements. Under incentive-based arrangements, we are typically paid a lower fixed fee and, in addition, have an opportunity to earn additional compensation upon achieving specific performance metrics with respect to the products being detailed.  Typically, these performance metrics relate to targeted sales or prescription volumes, sales force performance metrics or a combination thereof. These types of arrangements transfer some market risk from our customers to us. In addition, these arrangements can result in variability in our incentive-based earnings (and therefore our revenue) due to seasonality of product usage, changes in market share, new product introductions (including the introduction of competing generic products into the market), overall promotional efforts and other market related factors.  If we are unable to meet the performance goals established in our incentive-based arrangements, our revenue could be materially and adversely affected.

Additionally, certain of our service contracts may contain penalty provisions pursuant to which our fixed fees may be significantly reduced if we do not meet certain minimum performance metrics, which may include number and timing of sales calls, physician reach, territory vacancies and/or sales representative turnover.

Our industry is highly competitive and our failure to address competitive developments promptly will limit our ability to retain and increase our market share.

Our primary competitors for sales and marketing services include in-house sales and marketing departments of pharmaceutical companies, other CSOs and providers of marketing and related services, including medical education and marketing research providers.  There are relatively few barriers to entry in the businesses in which we compete and, as the industry continues to evolve, new competitors are likely to emerge. Most of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have.  Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share, our ability to source new business opportunities as well as our business, financial condition and results of operations.

Due to the expiration and termination of several significant contracts during 2006 and 2007 and the implementation of our new long-term strategic plan, our historical revenue and results of operations cannot be relied upon as representative of the revenue and results of operations that we may achieve in 2008 and future periods.

As noted above, during 2006 and the first half of 2007, we experienced the expiration and termination of several significant contracts, including termination of our AstraZeneca contract sales force agreement effective as of April 30, 2006, the termination of our contract sales force agreement with sanofi-aventis effective as of December 1, 2006, the expiration of our contract sales force agreement with GSK on December 31, 2006 and the expiration of our contract sales force agreement with a large pharmaceutical company customer on May 12, 2007.  These four customers accounted for an aggregate of approximately $150.9 million of revenue during 2006 and $15.9 million of revenue during 2007.  Unless and until we generate sufficient new business to offset the loss of these contracts, our financial results for previous periods will not be duplicated in future periods, and future revenue and cash flows from operations will be significantly less than in previous periods.  In addition, we expect to incur a net loss for 2008 and may incur net losses in future periods.  Our senior management is also in the process of implementing our long-term strategic plan.  This plan includes, in part, a focus on supplementing our current service offerings with complementary commercialization service offerings to the biopharmaceutical and life sciences industries.  To the extent this element of our strategic plan is realized during 2008 and in future periods, these may constitute new service offerings for which there were no comparable financial results during 2006 or 2007.  We may also make significant expenditures in connection with any acquisitions that we may pursue in connection with our strategic plan.  Additionally, if we pursue product commercialization opportunities as contemplated by our strategic plan, these types of arrangements will require us to incur significant costs with no guarantee that any revenue we would receive from product sales would be sufficient to offset such costs.

We may require additional funds in order to implement our strategic plan and evolving business model.

In accordance with our strategic plan discussed above, we may require additional funds in order to pursue other business opportunities or meet future operating requirements, develop incremental marketing and sales capabilities; and/or acquire other services businesses.  We may seek additional funding through public or private equity or debt financing or other arrangements with collaborative partners.  If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result.  As a condition to providing us with additional funds, future investors may demand, and may be granted, rights superior to those of existing stockholders.  In addition, any future debt financing we may enter into may require us to comply with specified financial ratios, including ratios

PDI, Inc.
Annual Report on Form 10-K (continued)

regarding interest coverage, total leverage, senior secured leverage and fixed charge coverage.  Our ability to comply with these ratios may be affected by events beyond our control.

We cannot be certain; however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.  If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our strategic initiatives.

Product liability claims could harm our business.

We could face substantial product liability claims in the event any of the pharmaceutical or other products we have previously marketed or market now or may in the future market are alleged to cause negative reactions or adverse side effects or in the event any of these products causes injury, is alleged to be unsuitable for its intended purpose or is alleged to be otherwise defective.  For example, we have been named as a defendant in numerous lawsuits as a result of our detailing of Baycol® on behalf of Bayer Corporation (Bayer).  Product liability claims, regardless of their merits, could be costly and divert management's attention, or adversely affect our reputation and the demand for our services or products.  While we rely on contractual indemnification provisions with our customers to protect us against certain product liability related claims, we cannot assure you that these provisions will be fully enforceable or that they will provide adequate protection against claims intended to be covered.  We currently have product liability insurance in the aggregate amount of $5.0 million but cannot assure you that our insurance will be sufficient to cover fully all potential claims.  Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all.

Our business may suffer if we are unable to hire and retain key management personnel to fill critical vacancies.

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

The success and growth of our business depends in large part on our ability to attract and retain qualified pharmaceutical sales representatives.  During 2006 and 2007, we experienced an unusually high turnover rate among our sales representatives due to the expiration and early termination of a number of significant sales force arrangements.  There is intense competition for pharmaceutical sales representatives from CSOs and pharmaceutical companies.  On occasion, our customers have hired the sales representatives that we trained to detail their products. We cannot assure you that we will continue to attract and retain qualified personnel.  If we cannot attract and retain qualified sales personnel, we will not be able to maintain or expand our sales services business and our ability to perform under our existing sales force contracts will be impaired.

Changes in governmental regulation could negatively impact our business operations.

The pharmaceutical and life sciences industries are subject to a high degree of governmental regulation.  Significant changes in these regulations affecting the services we provide, including pharmaceutical product promotional and marketing research services, physician interaction programs and medical educational services, could result in the imposition of additional restrictions on these types of activities, impose additional costs on us in providing these services to our customers or otherwise negatively impact our business operations.  For example, the Accreditation Council for Continuing Medical Education (ACCME) has several new policies, including a revision to ACCME’s definition of “commercial interests”, which may restrict the medical education services provided by our VIM business unit and/or could require us to incur additional time and expense in order to comply with these policies upon becoming effective.

Our failure, or that of our customers, to comply with applicable healthcare regulations could limit, prohibit or otherwise adversely impact our business activities.

Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the provision of, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical products. In particular, the healthcare industry is governed by various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or

PDI, Inc.
Annual Report on Form 10-K (continued)

acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Sanctions for violating these laws include civil and criminal fines and penalties and possible exclusion from Medicare, Medicaid and other federal or state healthcare programs. Although we believe our current business arrangements do not violate these federal and state fraud and abuse laws, we cannot assure you that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition or results of operations. Our failure, or the failure of our customers, to comply with these laws, regulations and guidelines, or any change in these laws, regulations and guidelines may, among other things, limit or prohibit our or our customers’ current or business activities, subject us or our customers to adverse publicity, increase the cost of regulatory compliance and insurance coverage or subject us or our customers to monetary fines or other sanctions or penalties.

If our insurance and self-insurance reserves are insufficient to cover our future liabilities for workers compensation, automobile and general liability and employee health care benefits, our financial condition and results of operations could be materially and adversely affected.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability and employee health care benefits.  Although we have reserved for these liabilities not covered by insurance, our reserves are only an estimate based on actuarial data, as well as on historical trends, and any projection of these losses is subject to a high degree of variability and we may not be able to accurately predict the number or value of the claims that occur in the future.  In the event that our actual liability exceeds our reserves for any given period, or if we are unable to control rapidly increasing health care costs, our business, financial condition and results of operations could be materially and adversely affected.

If our information technology and communications systems fail or we experience a significant interruption in their operation, our reputation, business and results of operations could be materially and adversely affected.

The efficient operation of our business is dependent on our information technology and communications systems.  The failure of these systems to operate as anticipated could disrupt our business and result in decreased revenue and increased overhead costs.  In addition, we do not have complete redundancy for all of our systems and our disaster recovery planning cannot account for all eventualities.  Our information technology and communications systems, including the information technology systems and services that are maintained by third party vendors, are vulnerable to damage or interruption from natural disasters, fire, terrorist attacks, malicious attacks by computer viruses or hackers, power loss or failure of computer systems, Internet, telecommunications or data networks.  If these systems or services become unavailable or suffer a security breach, we may expend significant resources to address these problems, and our reputation, business and results of operations could be materially and adversely affected.

Our stock price is volatile and could be further affected by events not within our control, and an investment in our common stock could suffer a decline in value.

The market for our common stock is volatile.  During 2007, our stock traded at a low of $8.56 and a high of $12.40.  In 2006, our stock traded at a low of $9.37 and a high of $15.69, and in 2005, our stock traded at a low of $11.12 and a high of $22.26.  The trading price of our common stock has been and will continue to be subject to:
•	volatility in the trading markets generally;
•	significant fluctuations in our quarterly operating results;
•	significant changes in our cash and cash equivalent reserves;
•	announcements regarding our business or the business of our competitors;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	industry and/or regulatory developments;
•	changes in revenue mix;
•	changes in revenue and revenue growth rates for us and for our industry as a whole;
•	changes in accounting standards, policies, guidance, interpretations or principles; and
•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate.

Our quarterly revenues and operating results may vary, which may cause the price of our common stock to fluctuate.

Our quarterly operating results may vary as a result of a number of factors, including:
•	the commencement, delay, cancellation or completion of sales and marketing programs;

PDI, Inc.
Annual Report on Form 10-K (continued)

•	regulatory developments;
•	uncertainty about when, if at all, revenue from any product commercialization arrangements and/or other incentive-based arrangements with our customers will be recognized;
•	mix of services provided and/or mix of programs during the period;
•	timing and amount of expenses for implementing new programs and accuracy of estimates of resources required for ongoing programs;
•	timing and integration of any acquisitions;
•	changes in regulations related to pharmaceutical companies; and
•	general economic conditions.

In addition, in the case of revenue related to service contracts, we recognize revenue as services are performed, while program costs, other than training costs, are expensed as incurred.  For all contracts, training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months.  As a result, during the first two to three months of a new contract, we may incur substantial expenses associated with implementing that new program without recognizing any revenue under that contract. In addition, if we pursue product commercialization opportunities as contemplated by our strategic plan, we will incur similar implementation expenses and likely will not be able to recognize revenue from the contract, if any, for an even greater period of time after commencement of these types of programs.  This could have a material adverse impact on our operating results and the price of our common stock for the quarters in which these expenses are incurred.  For these and other reasons, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Fluctuations in quarterly results could materially and adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Our controlling stockholder continues to have effective control of us, which could delay or prevent a change in corporate control that may otherwise be beneficial to our stockholders.

John P. Dugan, our chairman, beneficially owns approximately 35% of our outstanding common stock.  As a result, Mr. Dugan is able to exercise substantial control over the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendments to our certificate of incorporation.  This ownership concentration will limit our stockholders ability to influence corporate matters and, as a result, we may take actions that other stockholders do not view as beneficial, which may adversely affect the market price of our common stock.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Our certificate of incorporation and bylaws include provisions, such as providing for three classes of directors, which may make it more difficult to remove our directors and management and may adversely affect the price of our common stock. In addition, our certificate of incorporation authorizes the issuance of "blank check" preferred stock.  This provision could have the effect of delaying, deterring or preventing a future takeover or a change in control, unless the takeover or change in control is approved by our board of directors.  We are also subject to laws that may have a similar effect. For example, section 203 of the General Corporation Law of the State of Delaware prohibits us from engaging in a business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.  As a result of the foregoing, it will be difficult for another company to acquire us and, therefore, could limit the price that possible investors might be willing to pay in the future for shares of our common stock. In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Saddle River, New Jersey where we lease approximately 84,000 square feet.  The lease runs for a term of approximately 12 years, which began in July 2004.  We entered into a sublease for approximately 16,000 square feet of space in our Saddle River facility for a term of five years which began in July 2005.  The sublease allows the subtenant to renew for an additional term of two years.  In July 2007, we entered into an additional sublease for approximately 20,000 square feet of space in our Saddle River facility for

PDI, Inc.
Annual Report on Form 10-K (continued)

the remaining term of our lease, approximately eight and one-half years.  TVG operates out of a 37,000 square foot facility in Dresher, Pennsylvania under a lease that runs for a term of approximately twelve years; which began in January 2005.  TVG entered into two subleases in 2007, beginning in August and October, each for terms of five years, and are approximately 3,000 and 4,700 square feet, respectively.  Pharmakon operates out of a 6,700 square foot facility in Schaumburg, Illinois, under a lease that expires in February 2010.  We believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

In 2007, we had approximately $1.0 million of net charges related to unused office space capacity and asset impairments related to the vacated space.  In 2006, we had net charges of approximately $657,000 related to unused office space capacity at our Saddle River, New Jersey and Dresher, Pennsylvania locations and $1.3 million in asset impairment charges for leasehold improvements and furniture and fixtures associated with the unused office space at those facilities.  In the fourth quarter of 2005, we recorded charges of approximately $2.4 million related to unused office space capacity at our Saddle River and Dresher locations.  There is approximately 4,100 square feet of unused office space at Dresher that we are seeking to sublease in 2008.

ITEM 3.	LEGAL PROCEEDINGS

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer in the United States until early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements.  We may be named in additional similar lawsuits.  To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings.  In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of December 31, 2007, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense.  We did not incur any costs or expenses relating to these matters during  2005, 2006 or 2007.

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
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “PDII.”  The price range per share of common stock presented below represents the highest and lowest sales price for our common stock on the Nasdaq Global Market for the last two years by quarter:

	2007		2006
	HIGH	LOW	HIGH	LOW
First quarter	$10.98	$9.21	$15.11	$9.37
Second quarter	$11.28	$9.00	$14.98	$9.87
Third quarter	$12.40	$9.09	$15.69	$10.15
Fourth quarter	$10.68	$8.56	$11.97	$9.50

Holders

We had 327 stockholders of record as of February 29, 2008.  Not reflected in the number of record holders are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.  Future earnings, if any, will be used to finance the future operation and growth of our business.

Securities Authorized For Issuance Under Equity Compensation Plans

We have in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  All equity compensation plans have been approved by security holders.  The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2007:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance
	be issued upon exercise	exercise price of	(excluding securities
Plan Category	of outstanding options (a)(1)	outstanding options (b)	reflected in column (a)) (1)
Equity compensation plans
approved by security holders
(2004 Stock Award and
Incentive Plan, 2000 Omnibus
Incentive Compensation Plan,
and 1998 Stock Option Plan)	372,441	$ 23.37	1,519,043

Equity compensation plans not
approved by security holders	-	-	-
Total	372,441	$ 23.37	1,519,043

(1) Excludes restricted stock and stock-settled stock appreciation rights.

Issuer Purchases Of Equity Securities

From time to time, we repurchase our common stock on the open market or in privately negotiated transactions or both.  On November 7, 2006 we announced that our Board of Directors authorized us to repurchase up to one million shares of our common stock, none of which have been repurchased.  We did not repurchase any shares of our common stock on the open market during 2007.  Purchases, if any, will be made from available cash.

Comparative Stock Performance Graph

PDI, Inc.
Annual Report on Form 10-K (continued)

The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock, based on the market price of our common stock, with the total return of companies included within the Nasdaq Composite Index for the period commencing December 31, 2002 and ending December 31, 2007.  The calculation of total cumulative return assumes a $100 investment in our common stock and the Nasdaq Composite Index on December 31, 2002, and the reinvestment of all dividends.

300.00
250.00
200.00
150.00
100.00
50.00
0.00
Dec-02
Jun-03
Dec-03
Jun-04
Dec-04
Jun-05
Dec-05
Jun-06
Dec-06
Jun-07
Dec-07
NASDAQ
PDII

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.  The operations data for the years ended December 31, 2007, 2006, and 2005 and the balance sheet data at December 31, 2007 and 2006 are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.  The operations data for the years ended December 31, 2004 and 2003 and the balance sheet data at December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements that are not included in this Form 10-K.  The historical results are not necessarily indicative of the results to be expected in any future period.  No cash dividends have been declared for any period.

(in thousands, except per share data)	2007		2006		2005		2004		2003
Continuing operations data:
Total revenues, net	$ 117,131		$ 239,242		$ 305,205		$ 345,797	(5)	$ 330,547
Gross profit	31,615		55,844		52,402		92,633		84,960

Operating expenses	45,853	(1)	49,931	(2)	65,064	(3)	58,554		65,897
Asset impairment	42		-		6,178	(4)	-		-
Total operating expenses	45,895		49,931		71,242		58,554		65,897

(Loss) income from
continuing operations	$ (9,974)		$ 11,375		$ (11,407)		$ 20,435		$ 11,931

Per share data from continuing operations:
(Loss) income per share of common stock
Basic	$ (0.72)		$ 0.82		$ (0.80)		$ 1.40		$ 0.84
Diluted	$ (0.72)		$ 0.81		$ (0.80)		$ 1.37		$ 0.83

Weighted average number of shares outstanding:
Basic	13,940		13,859		14,232		14,564		14,231
Diluted	13,940		13,994		14,232		14,893		14,431

Balance sheet data:
Cash and short-term investments	$ 106,985		$ 114,684		$ 97,634		$ 109,498		$ 114,632
Working capital	111,587		112,186		92,264		96,156		100,009
Total assets	179,554		201,636		200,159		224,705		219,623
Total long-term debt	-		-		-		-		-
Stockholders' equity	140,189		149,197		135,610		165,425		138,488

(1)	Includes $1.0 million in charges for facilities realignment costs. See Note 14 to the consolidated financial statements for more details.

(2)
Includes $4.0 million in credits to legal expense related to settlements in the Cellegy litigation matter and the California class action lawsuit and $2.0 million in charges for facilities realignment costs.  See Note 9 and Note 14 to the consolidated financial statements for more details.  As a result of adopting FAS 123R in 2006 there was an additional $290,000 recognized in stock compensation expense.

(3)	Includes $5.7 million for executive severance costs and $2.4 million for facilities realignment costs. See Notes 13 and 14 to the consolidated financial statements for more details.

(4)
Asset impairment charges include a $3.3 million non-cash charge for the impairment of the goodwill associated with the Select Access reporting unit; and a $2.8 million non-cash charge for the impairment of the Siebel sales force automation platform.  See Note 1 to the consolidated financial statements for more details.

(5)	Includes revenue of $4.9 million associated with the acquisition of Pharmakon on August 31, 2004.

(6)	Includes product revenue of negative $11.6 million in 2003.

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading provider of contract sales teams to pharmaceutical companies, offering a range of sales support services designed to achieve their strategic and financial product objectives.  In addition to contract sales teams, we also provide marketing research, physician interaction and medical education programs.  Our services offer customers a range of promotional and educational options for the commercialization of their products throughout their lifecycles, from development through maturity.  We provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients.

DESCRIPTION OF REPORTING SEGMENTS AND NATURE OF CONTRACTS

At December 31, 2007, our reporting segments were as follows:

♦	Sales Services:
•	Performance Sales Teams; and
•	Select Access.

♦	Marketing Services:
•	Pharmakon;
•	TVG Marketing Research and Consulting (TVG); and
•	Vital Issues in Medicine (VIM)®.

♦	PDI Products Group (PPG).

In the fourth quarter of 2005, we announced that we would be discontinuing our medical devices and diagnostics (MD&D) business unit.  Beginning in the second quarter of 2006, the MD&D business unit was reported as discontinued operations.  An analysis of these reporting segments and their results of operations are contained in Note 18 to our consolidated financial statements and in the Consolidated Results of Operations discussion below.

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

Sales Services

During fiscal 2007, approximately half of our revenue was generated by contracts for Performance Sales teams.  These contracts are generally for a term of one to two years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 90 days’ notice.  Certain contracts provide for termination payments if the customer terminates the contract without cause.  Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination.  The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

Revenue is recognized on product detailing programs and certain marketing, promotional and medical education contracts as services are performed and the right to receive payment for the services is assured. Many of the product detailing contracts allow for additional periodic incentive fees to be earned if certain performance benchmarks have been attained. Revenue earned from incentive fees are recognized in the period earned and when we are reasonably assured that payment will be made.  Under performance based contracts, revenue is recognized when the performance based parameters are achieved.  Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commissions based revenue is recognized when performance is completed less an allowance for estimated cancellations based on contractual commitments and experience.

Revenue and associated costs from marketing research contracts are recognized upon completion of the contract.  These contracts are generally short-term in nature, typically lasting two to six months.

Cost of services consists primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Cost of services includes personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses.

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

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which we are reimbursed at cost by our customers.   In accordance with the requirements of Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (EITF 01-14), reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of services in the consolidated statements of operations.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

Goodwill, Intangibles and Other Long-Lived Assets

We allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.  Since the entities we have acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests require significant management judgments and estimates.  These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated future cash flows and the cost of capital.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

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

We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  In addition, future events impacting cash flows for existing assets could render a write-down or write-off necessary that previously required no such write-down or write-off.

While we use available information to prepare our estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment and losses related to recorded goodwill or long-lived asset balances.

Self-Insurance Accruals

We are self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related losses for our company-leased cars.  Our liability for these losses is estimated on an actuarial undiscounted basis using individual case-based valuations and statistical analysis supplied by our insurance brokers and insurers and is based upon judgment and historical experience; however, the final cost of many of these claims may not be known for five years or longer.  In 2007, we also were self-insured for certain benefits paid under our employee healthcare programs.  Our liability for medical claims is estimated using an underwriting determination that is based on current year’s average number of days between when a claim is incurred and when it is paid; however, the final cost of medical claims incurred in 2007 may not be known until second quarter of 2008.

We maintain stop-loss coverage with third-party insurers to limit our total exposure on these programs.  Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.  Management reviews these accruals on a quarterly basis.  At December 31, 2007 and 2006, self-insurance accruals totaled $2.9 million and $2.5 million, respectively.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

Income Taxes

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

We operate in multiple tax jurisdictions and provide taxes in each jurisdiction where we conduct business and are subject to taxation.  The breadth of our operations and the complexity of the various tax laws require assessments of uncertainties and judgments in estimating the ultimate taxes we will pay.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits.  We have established estimated liabilities for federal and state income tax exposures that arise and meet the criteria for accrual under FIN 48. These accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process.  We adjust these accruals as facts and circumstances change, such as the progress of a tax audit. We believe that any potential audit adjustments will not have a material adverse effect on our financial condition or liquidity. However, any adjustments made may be material to our consolidated results of operations for a reporting period.

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences.  The realization of these assets is dependent on generating future taxable income.  We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  Our recent operating results and projections of future income weighed heavily in our overall assessment.  The minimum amount of future taxable income that would have to be generated to realize our net deferred tax assets is approximately $30 million and the existing levels of pretax earnings for financial reporting purposes are not sufficient to generate this amount of future taxable income.  As a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2007 and 2006 because we determined that it was more likely than not that these assets would not be realized.  At December 31, 2007 and 2006, we had a valuation allowance of approximately $11.7 million and $6.8 million, respectively, related to our net deferred tax assets that cannot be carried back.

Stock Compensation Costs

The estimated compensation cost associated with the granting of stock-based awards is based on the grant date fair value of the stock award on the date of grant. We recognize the compensation cost, net of estimated forfeitures, over the vesting term.  Forfeitures are initially estimated based on historical information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures.  As a result, changes in forfeiture activity can influence the amount of stock compensation cost recognized from period to period.

We use the Black-Scholes option pricing model to determine the fair value of stock options and stock-based stock appreciation rights (SARs). The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by our stock price as well as assumptions made regarding a number of complex and subjective variables.  These assumptions including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate, and expected dividend yield.  Our assumptions are detailed in Note 11 to our consolidated financial statements.

Changes in the valuation assumptions could result in a significant change to the cost of an individual award.  However, the total cost of an award is also a function of the number of awards granted, and as result, we have the ability to manage the cost and value of our equity awards by adjusting the number of awards granted.

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

	Years Ended December 31,
Continuing operations data	2007	2006	2005	2004	2003
Revenues:
Service, net	100.0%	100.0%	100.0%	100.4%	103.5%
Product, net	-	-	-	(0.4%)	(3.5%)
Total revenues, net	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods and services:
Cost of services	73.0%	76.7%	82.8%	73.1%	73.9%
Cost of goods sold	-	-	-	0.1%	0.4%
Total cost of goods and services	73.0%	76.7%	82.8%	73.2%	74.3%

Gross profit	27.0%	23.3%	17.2%	26.8%	25.7%

Operating expenses:
Compensation expense	20.9%	11.7%	8.5%	8.9%	10.6%
Other selling, general and administrative	17.1%	9.5%	9.6%	7.2%	8.6%
Asset impairment	0.1%	-	2.0%	-	-
Executive severance	-	0.2%	1.9%	0.1%	-
Legal and related costs, net	0.3%	(1.4%)	0.6%	0.7%	0.7%
Facilities realignment	0.9%	0.8%	0.8%	-	-
Total operating expenses	39.2%	20.9%	23.3%	16.9%	19.9%

Operating (loss) income	(12.2%)	2.5%	(6.2%)	9.9%	5.8%
Gain (loss) on investments	-	-	1.5%	(0.3%)	-
Interest income, net	5.2%	2.0%	1.0%	0.5%	0.3%
(Loss) income from continuing operations
before income taxes	(7.0%)	4.5%	(3.7%)	10.1%	6.1%
Income tax expense (benefit)	1.5%	(0.3%)	0.1%	4.2%	2.5%
(Loss) income from continuing operations	(8.5%)	4.8%	(3.7%)	5.9%	3.6%

Comparison of 2007 and 2006

Revenue (in thousands)

			Change	Change
	2007	2006	($)	(%)
Sales services	$86,766	$202,748	$(115,982)	(57.2%)
Marketing services	30,365	36,494	(6,129)	(16.8%)
PPG	-	-	-	-
Total	$117,131	$239,242	$(122,111)	(51.0%)

The decrease in total revenues of $122.1 or 51.0% was primarily related to the termination of several large contracts in 2006.

PDI, Inc.
Annual Report on Form 10-K (continued)

Effective April 30, 2006, AstraZeneca terminated its contract sales force arrangement with us, which represented approximately $43.0 million in revenue in 2006.  On September 26, 2006, we announced that GSK would not be renewing its contract with us when it expired on December 31, 2006.  This contract represented $67.4 million in revenue in 2006.  On October 25, 2006, we announced that we had received notification from sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006.  This contract represented approximately $18.3 million in revenue in 2006.  Additionally, on March 21, 2007, we announced that a large pharmaceutical company customer had notified us of its intention not to renew its contract sales engagement with us upon its scheduled expiration on May 12, 2007. This contract, which had a one-year term, provided for approximately $37 million in annual revenue and represented a $7.1 million decline in revenue when compared to 2006. The loss in revenue from those terminated and expired contracts was partially offset by new sales force arrangements we entered into during 2007, including a contract sales force engagement for our Select Access business unit in March 2007, which generated approximately $12.0 million in revenue in 2007 and a dedicated contract sales force engagement entered into during June 2007 which generated approximately $14.6 million in revenue in 2007.

The sales services segment revenue decreased by $116.0 million compared to 2006 primarily due to the contract terminations.

Revenue for the marketing services segment decreased by $6.1 million or 16.8% which was attributable to a $3.9 million decrease in TVG revenue, as well as decreases at both Pharmakon and VIM due to fewer projects at all three business units.

The PPG segment did not have any revenue in either period.

Cost of services (in thousands)

			Change	Change
	2007	2006	($)	(%)
Sales services	$68,554	$163,735	$(95,181)	(58.1%)
Marketing services	16,962	19,663	(2,701)	(13.7%)
PPG	-	-	-	-
Total	$85,516	$183,398	$(97,882)	(53.4%)

The sales services segment had a reduction of $95.2 million in cost of services, which is primarily attributable to the contract terminations mentioned above.  Cost of services within the marketing services segment decreased approximately $2.7 million, or 13.7% due to fewer projects at all three business units.  The PPG segment had no costs of services expense in either 2007 or 2006.

Gross profit (in thousands)

		% of		% of	Change	Change
	2007	revenue	2006	revenue	($)	(%)
Sales services	$18,212	21.0%	$39,013	19.2%	$(20,801)	(53.3%)
Marketing services	13,403	44.1%	16,831	46.1%	(3,428)	(20.4%)
PPG	-	-	-	-	-	-
Total	$31,615	27.0%	$55,844	23.3%	$(24,229)	(43.4%)

The two primary reasons for the increase in gross profit percentage were: 1) the higher margin businesses within marketing services were a greater portion of consolidated revenue than they were in the prior period (25.9% in 2007 vs. 15.3% in 2006); and 2) the gross profit percentage for Select Access increased from 15.2% in 2006 to 21.4% in 2007.  This increase was primarily a result of fixed service costs (i.e. sales force management) being a smaller percentage of total revenue as Select Access revenue increased approximately 63.7% in 2007.

The increase in gross profit percentage for the sales services segment can be primarily attributed to Select Access.  The decrease in total sales services’ gross profit can be attributed to the contract terminations discussed above.  The segment benefited from recognizing $550,000 in revenue and gross profit in 2007 associated with a contract with a former emerging pharmaceutical client for services performed in 2006.  Because of the uncertainty surrounding collections, we recognized revenue from this client on a cash basis.  All costs associated with this

PDI, Inc.
Annual Report on Form 10-K (continued)

contract were recognized in 2006.  The segment also benefited from recognizing $558,000 in revenue and gross profit in 2007 associated with accrued penalties with a former sales force client.  Because the likelihood of paying these penalties was deemed remote, the accrual was reversed in the fourth quarter of 2007 and recognized as revenue.

The decrease in gross profit attributable to the marketing services segment was commensurate with the decrease in revenue discussed above as total gross profit decreased at all three business units.  The gross profit percentage decreased to 44.1% from 46.1% in the comparable prior year period.

The PPG segment had no gross profit in 2007 or 2006.

(Note: Compensation and other Selling, General and Administrative (other SG&A) expense amounts for each segment contain allocated corporate overhead.)

Compensation expense (in thousands)

		% of		% of	Change	Change
	2007	revenue	2006	revenue	($)	(%)
Sales services	$15,973	18.4%	$19,410	9.6%	$(3,437)	(17.7%)
Marketing services	8,543	28.1%	8,665	23.7%	(122)	(1.4%)
PPG	-	-	-	-	-	-
Total	$24,516	20.9%	$28,075	11.7%	$(3,559)	(12.7%)

The decrease in compensation expense for both sales services and marketing services segments in 2007 was the result of reduced headcount and unfilled executive positions when compared to 2006.  As a percentage of total revenue, compensation expense increased to 20.9% for 2007 from 11.7% in 2006 primarily due to the decrease in revenue.

The PPG segment did not have any compensation expense in 2007 or 2006.

Other SG&A (in thousands)

		% of		% of	Change	Change
	2007	revenue	2006	revenue	($)	(%)
Sales services	$15,033	17.3%	$18,109	8.9%	$(3,076)	(17.0%)
Marketing services	4,948	16.3%	4,501	12.3%	447	9.9%
PPG	-	-	-	-	-	-
Total	$19,981	17.1%	$22,610	9.5%	$(2,629)	(11.6%)

Total other SG&A expenses decreased primarily due to the following: 1) a decrease in audit and related costs of $1.5 million; 2) a decrease in facility costs of approximately $390,000; 3) a reduction in business insurance expense of approximately $400,000; and 4) approximately $600,000 less in marketing expense.  These decreases were partially offset by an approximately $550,000 accrual in state franchise taxes pertaining to one particular state’s assessment.  As a percentage of total revenue, other SG&A expenses increased to 17.1% from 9.5% in 2006 due to the decrease in revenue in 2007.

Executive severance

In 2007, we did not have any executive severance costs.  In 2006, we incurred approximately $573,000 in executive severance costs that related to the departure of one executive.

Legal and related costs

In 2007, we had legal expenses of approximately $335,000, which primarily pertained to legal expenses incurred by us in the ordinary course of business.  In 2006, we had a net credit to legal expense of $3.3 million.  The credit to legal expense included approximately $3.5 million in cash received in relation to the Cellegy litigation matter and approximately $516,000 in credits related to the reversing of the California class action lawsuit accrual.  For details on both legal matters, see Note 9 to the consolidated financial statements.

PDI, Inc.
Annual Report on Form 10-K (continued)

Facilities realignment

In 2007, we had net charges of approximately $1.0 million primarily related to the impairment of fixed assets and other expenses related to our exiting the computer data center space at our Saddle River, New Jersey location in December 2007. Total charges in 2007 for the sales services segment were approximately $1.0 million and approximately $26,000 was credited to the marketing services segment.  In 2006, we had net charges of approximately $657,000 related to unused office space capacity at our Saddle River, New Jersey and Dresher, Pennsylvania locations and approximately $1.3 million in expense related to the impairment of fixed assets associated with the unused office space at these facilities.  Total charges in 2006 for the sales services segment were approximately $1.3 million and approximately $675,000 was charged to the marketing services segment.

Operating (loss) income (in thousands)

		% of		% of	Change	Change
	2007	revenue	2006	revenue	($)	(%)
Sales services	$(13,918)	(16.0%)	$33	0.0%	$(13,951)	42,275.8%
Marketing services	(362)	(1.2%)	2,798	7.7%	(3,160)	112.9%
PPG	-	-	3,082	-	(3,082)	100.0%
Total	$(14,280)	(12.2%)	$5,913	2.5%	$(20,193)	341.5%

The operating loss in 2007 is primarily attributable to the decline in revenue and gross profit in the sales services segment due to the termination of sales force contracts mentioned previously. There was an operating loss in 2007 for the marketing services segment of $362,000 compared to operating income of $2.8 million in 2006.  The decrease in operating income from marketing services segment was primarily attributable to a decrease in revenue and gross profit at all three units due to fewer projects.  There was operating income of $3.1 million in 2006 in the PPG segment which consisted entirely of settlement payments from Cellegy, net of legal expenses.  There was no operating income from PPG in 2007.

Interest income, net

Interest income, net, for 2007 and 2006 was approximately $6.1 million and $4.7 million, respectively.  The increase is primarily attributable to an increase in interest rates for 2007 as well as larger available cash balances.

Provision for income taxes

We recorded a provision for income taxes of $1.8 million for 2007, compared to a benefit for income taxes of $724,000 for 2006.  Our overall effective tax rate was a provision of 21.5% and a benefit of 6.8% for 2007 and 2006, respectively.  The tax provision for 2007 is primarily attributable to the full valuation allowance on the net deferred tax assets except for the basis difference in goodwill.  Federal tax attribute carryforwards at December 31, 2007, consist primarily of approximately $9.7 million of net operating losses and $339,000 of capital losses.  In addition, we have approximately $47.9 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they will expire in 2027.  The capital losses can only be utilized against capital gains and $339,000 will expire in 2009.

 (Loss) income from continuing operations

There was a loss from continuing operations for 2007 of approximately $10.0 million, compared to income from continuing operations of approximately $11.4 million for 2006.

Discontinued operations

Revenue from discontinued operations for 2006 was approximately $1.9 million.  There was income from discontinued operations before income tax for 2006 of $693,000.  Income from discontinued operations, net of tax, for 2006 was approximately $434,000.

Net (loss) income

There was a net loss of $10.0 million in 2007, compared to net income of $11.8 million in 2006, due to the factors discussed above.

PDI, Inc.
Annual Report on Form 10-K (continued)

Comparison of 2006 and 2005

Revenue (in thousands)

			Change	Change
	2006	2005	($)	(%)
Sales services	$202,748	$270,420	$(67,672)	(25.0%)
Marketing services	36,494	34,785	1,709	4.9%
PPG	-	-	-	-
Total	$239,242	$305,205	$(65,963)	(21.6%)

The decrease in revenue was primarily related to the termination of the AstraZeneca sales force effective April 30, 2006, which consisted of approximately 800 representatives.   The AstraZeneca termination accounted for approximately $63.8 million of the decrease.

The decrease in revenue from the sales services segment was primarily related to the AstraZeneca sales force arrangement termination mentioned above.

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

The marketing services segment generated increased revenues of $1.7 million or 4.9% in which was attributable to a $4.7 million increase in Pharmakon revenue, partially offset by declines in revenue at both the TVG and VIM units.

The PPG segment did not have any revenue in 2006.

Cost of services (in thousands)

			Change	Change
	2006	2005	($)	(%)
Sales services	$163,735	$231,768	$(68,033)	(29.4%)
Marketing services	19,663	21,035	(1,372)	(6.5%)
PPG	-	-	-	-
Total	$183,398	$252,803	$(69,405)	(27.5%)

The sales services segment had a reduction of $68.0 million in cost of services, which was primarily attributable to the reduction in the size of the sales force due to the AstraZeneca termination mentioned above.  Cost of services within the marketing services segment decreased approximately $1.4 million, or 6.5% primarily due to lower sales volume at TVG and VIM.  The PPG segment had no costs of services expense in either 2006 or 2005.

Gross profit (in thousands)

		% of		% of	Change	Change
	2006	revenue	2005	revenue	($)	(%)
Sales services	$39,013	19.2%	$38,652	14.3%	$(361)	0.9%
Marketing services	16,831	46.1%	13,750	39.5%	(3,081)	22.4%
PPG	-	-	-	-	-	-
Total	$55,844	23.3%	$52,402	17.2%	$(3,442)	6.6%

PDI, Inc.
Annual Report on Form 10-K (continued)

The primary reasons for the increase in gross profit percentage for sales services segment were as follows:

•	an increase in incentive revenue earned - $3.2 million greater in 2006 than 2005;
•	the higher margin businesses within marketing services were a greater portion of consolidated revenue than they were in the prior period (15.3% in 2006 vs. 11.4% in 2005); and
•
the gross profit percentage from our two largest customers was higher in 2006 than in 2005.  The primary reasons for this improvement were: 1) greater incentive revenue earned; 2) fewer net contractual penalties incurred for failing to meet stated performance benchmarks; and 3) more stable service costs.  In 2005, the sharp increase in fuel and travel costs was greater than the rates specified in our contracts, which lowered our gross profit percentages; whereas in 2006 there was not a large disparity in fuel and travel costs when compared to our contractual reimbursements.

The increase in gross profit attributable to the marketing services segment was due to the increase in gross profit associated with Pharmakon which had greater revenue in 2006.  The gross profit percentage increased to 46.1% from 39.5% in the comparable prior year period due primarily to the increase in gross profit at Pharmakon as well as an increase in gross profit percentage at VIM.

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

The increase in compensation expense was primarily attributed to an increase in incentive compensation accruals in 2006 as compared to 2005 due to our improved performance of the company as compared to the incentive compensation accrued in 2005.  Increases in incentive accruals were partially offset by decreases in salaries of approximately $2.9 million and the absence of a national managers meeting, which cost approximately $800,000 in 2005.  As a percentage of total revenue, compensation expense increased to 11.7% for 2006 from 8.5% in 2005 primarily due to the decrease in revenue.

The increase in compensation expense for the marketing services segment was primarily due to the increased amount of incentives accrued within the segment in 2006.

The PPG segment did not have any compensation expense in 2006 or 2005.

Other SG&A (in thousands)

		% of		% of	Change	Change
	2006	revenue	2005	revenue	($)	(%)
Sales services	$18,109	8.9%	$23,607	8.7%	$(5,498)	(23.3%)
Marketing services	4,501	12.3%	5,775	16.6%	(1,274)	(22.1%)
PPG	-	-	10	-	(10)	(100.0%)
Total	$22,610	9.5%	$29,392	9.6%	$(6,782)	(23.1%)

Total other SG&A decreased due to: 1) a decrease in facility costs of approximately $1.2 million; 2) a reduction in bad debt expense of $1.8 million, $755,000 of which was recorded in 2005 that pertained to the TMX loan (see Note 5 to the consolidated financial statements for further information); and 3) a reduction in miscellaneous office operations expense of $1.9 million.  Some of the main categories within office operations expense are business insurance, software licenses and maintenance, and telephone and Internet charges.  As a percentage of total revenue, other SG&A expenses decreased to 9.5% from 9.6% in 2005.

PDI, Inc.
Annual Report on Form 10-K (continued)

Other SG&A expenses in the PPG segment were zero in 2006 and approximately $10,000 in 2005.

Asset impairment

We recognized asset impairment charges of $6.2 million for 2005.  The charges related to Select Access goodwill impairment - $3.3 million in the fourth quarter of 2005; and $2.8 million associated with the write-down of our Siebel sales force automation software in the second quarter of 2005.  See Notes 1 and 4 to the consolidated financial statements for more details on these asset impairments.

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

Legal and related costs

In 2006, we had a net credit to legal expense of $3.3 million as compared to $1.7 million in expense in 2005.  The credit to legal expense included approximately $3.5 million in cash received in relation to the Cellegy litigation matter and approximately $516,000 in credits related to the reversing of the California class action lawsuit accrual.  For details on both legal matters, see Note 9 to the consolidated financial statements. In 2005, legal expense primarily consisted of legal fees associated with the Cellegy litigation matter, net of any settlement payments received and $566,000 that was accrued for the California class action lawsuit.

Facilities realignment

In 2006, we had net charges of approximately $657,000 related to unused office space capacity at our Saddle River, New Jersey and Dresher, Pennsylvania locations and approximately $1.3 million in expense related to the impairment of fixed assets associated with the unused office space at these facilities.  Total charges in 2006 for the sales services segment were approximately $1.3 million and approximately $675,000 was charged to the marketing services segment.  In 2005, we took charges of approximately $2.4 million related to unused office space capacity at our Saddle River and Dresher locations.  There was a charge of approximately $1.1 million recorded in the sales services segment and a charge of approximately $1.3 million recorded in the marketing services segment.

Operating income (loss) (in thousands)

		% of		% of	Change	Change
	2006	revenue	2005	revenue	($)	(%)
Sales services	$33	0.0%	$(17,386)	(6.4%)	$17,419	100.2%
Marketing services	2,798	7.7%	(1,186)	(3.4%)	3,984	335.9%
PPG	3,082	0.0%	(268)	0.0%	3,350	1,250.0%
Total	$5,913	2.5%	$(18,840)	(6.2%)	$24,753	131.4%

The large increase in operating income  was attributable to several factors, including the following: 1) a reduction in corporate overhead; 2) an improved contribution from the marketing services segment; 3) net $3.1 million in operating income that pertained primarily to the settling of the Cellegy litigation matter; 4) asset impairments totaling $6.2 million that impacted 2005; and 5) improved performance of Select Access, which showed a $4.4 million increase in gross profit that led to higher operating income.  The asset impairments in 2005 and the improved performance of Select Access were two of the main factors for this increase.  The loss in marketing services segment in 2005 was primarily attributable to the facilities realignment expenses associated with this segment.   There was operating income of $3.1 million in 2006 in the PPG segment, which consisted entirely of settlement payments from Cellegy, net of legal expenses.  There was an operating loss for the PPG segment in 2005 of $268,000 that was attributable to Cellegy litigation expenses, net of settlements received.

Gain/loss on investment

We recognized a gain on sale of our In2Focus investment of approximately $4.4 million in the second quarter of 2005.

PDI, Inc.
Annual Report on Form 10-K (continued)

Interest income, net

Interest income, net, for 2006 and 2005 was approximately $4.7 million and $3.2 million, respectively.  The increase was primarily attributable to an increase in interest rates for 2006 as well as larger available cash balances.

Provision for income taxes

We recorded a benefit for income taxes of $724,000 for 2006, compared to a provision for income taxes of $201,000 for 2005.  Our overall effective tax rate was a benefit of 6.8% and a provision of 1.8% for 2006 and 2005, respectively.  The 2006 rate included: 1) a reduction in valuation allowance of $2.9 million related to deferred tax assets realized in 2006 which corresponded to a rate benefit of 26.9%; 2) tax-exempt income of $1.8 million that corresponded to a rate benefit of 6.0%; and 3) state tax benefits of $1.2 million that corresponded to a rate benefit of 11.3%.  Without those items, we would have had a 37.4% effective tax rate in 2006.

Income (loss) from continuing operations

There was income from continuing operations for 2006 of approximately $11.4 million, compared to a loss from continuing operations of approximately $11.4 million for 2005.

Discontinued operations

Revenue from discontinued operations for 2006 and 2005 was approximately $1.9 million and $14.2 million, respectively.  There was income from discontinued operations before income tax for 2006 of $693,000 and a loss from discontinued operations before income tax for 2005 of $8.0 million.  Income from discontinued operations, net of tax, for 2006 was approximately $434,000.  There was a loss from discontinued operations for 2005 of approximately $8.0 million, primarily attributable to the write-off of MD&D goodwill.

Net income (loss)

There was net income of $11.8 million in 2006, compared to a net loss for 2005 of $19.5 million, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had cash and cash equivalents and short-term investments of approximately $107.0 million and working capital of $111.6 million, compared to cash and cash equivalents and short-term investments of approximately $114.7 million and working capital of approximately $112.2 million at December 31, 2006.

During 2007, net cash used in operating activities was $6.2 million as compared to net cash provided by operating activities of $19.7 million during 2006.  The primarily use of cash was to fund operations due to the decline in operating revenue in all segments in 2007.  Additionally, unearned revenue declined by $5.8 million due to the decline in revenue and a significant customer revising its procurement policy (we can no longer pre-bill for services), partially offset by the collection of accounts receivable of $2.7 million and receipt of a Federal income tax refund of $1.9 million.  The net changes in the “other changes in assets and liabilities” section of the consolidated statement of cash flows may fluctuate depending on a number of factors, including the number and size of programs, contract terms and other timing issues.  These variations may change in size and direction with each reporting period.

As of December 31, 2007, we had $3.5 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally, all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of December 31, 2007, we had $8.5 million of unearned contract revenue. When we bill customers for services before the revenue has been earned, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the year ended December 31, 2007, net cash provided by investing activities was $60.6 million.  The main components consisted of the following:

•
Approximately $61.5 million provided by the sale of short-term investments for the year ended December 31, 2007 as compared to $63.9 million used in the purchase of short term investments for the year ended December 31, 2006.  This reflected a movement towards investments that have greater liquidity and shorter-term maturities when compared to the prior year period.

PDI, Inc.
Annual Report on Form 10-K (continued)

•
Capital expenditures for the year ended December 31, 2007 of $1.0 million and for the year ended December 31, 2006 of $1.8 million, which consisted primarily of capital expenditures associated with information technology and other computer–related expenditures in both years.

For the year ended December 31, 2007, net cash used in financing activities was approximately $460,000.  Approximately $219,000 represents shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.  Approximately $241,000 represents the excess tax expense on stock compensation.  For the year ended December 31, 2006, net cash provided by financing activities consisted of $110,000 related to the exercise of stock options, net of related tax effects.

We had standby letters of credit of approximately $7.3 million and $9.7 million at December 31, 2007 and 2006, respectively, as collateral for our existing insurance policies and our facility leases.  Our standby letters of credit are evergreen in that they automatically renew every year unless cancelled in writing by us with consent of the beneficiary, generally not less than 60 days before the expiry date.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. For the year ended December 31, 2007, we had three major customers that accounted for approximately 13.7%, 12.9% and 11.3%, respectively, or a total of 37.9% of our service revenue. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major customers, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition or results of operations. For example, on March 21, 2007, we announced that a large pharmaceutical company customer – our largest in 2007, had notified us of its intention not to renew its contract sales engagement with us upon its scheduled expiration on May 12, 2007.

In 2007, we had net charges of approximately $1.0 million primarily related to the impairment of fixed assets and other expenses related to exiting our computer data center space at our Saddle River, New Jersey location.  In 2006, we had net charges of approximately $657,000 related to unused office space capacity at our Saddle River, New Jersey and Dresher, Pennsylvania locations and $1.3 million in asset impairment charges for leasehold improvements and furniture and fixtures associated with the unused office space at those facilities.  In 2007, we entered into subleases for the remaining space at Saddle River as well as two of the three vacant spaces at Dresher.  There is approximately 4,100 square feet of unused office space at Dresher which we are seeking to sublease in 2008.  We do not anticipate any significant capital expenditures or charges related to the remaining unused office space in 2008.  A rollforward of the activity for the facility realignment plan is as follows:

Balance as of December 31, 2005	$2,335
Accretion	51
Payments	(680)
Adjustments	606
Balance as of December 31, 2006	$2,312

Accretion	21
Payments	(1,378)
Adjustments	(280)
Balance as of December 31, 2007	$675

Cash flows from discontinued operations are included in the consolidated statement of cash flows for the years ended December 31, 2006 and 2005.  The absence of cash flows from the discontinued operations has had no material impact on cash flows.  We are not expecting any material cash outlays with regards to this discontinued operation in the future.

As discussed above under “Business – Strategy”, in connection with the implementation of our long-term strategic plan, we intend to explore product commercialization opportunities in which we would enter into arrangements with biopharmaceutical companies to provide sales and marketing support services and potentially limited capital in connection with the promotion of pharmaceutical products in exchange for a percentage of product sales.  Due to the structure of these types of arrangements, it is likely that we will incur substantial losses in the first year of the contract as program ramp up occurs.  While we expect to achieve increased profit margins over the duration of the contract, there can be no assurance that any revenue under these types of arrangements will be sufficient to offset the significant costs associated with implementing and maintaining these programs.

PDI, Inc.
Annual Report on Form 10-K (continued)

Acquisitions are a part of our corporate strategy.  Although we expect to incur a net loss for the year ending December 31, 2008 we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements for at least the next 12 months.  However, we may require alternative forms of financing if and when we make acquisitions.

Contractual Obligations

We have committed cash outflow related to operating lease agreements, and other contractual obligations. Minimum payments for these long-term obligations are:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$3,977	$2,545	$1,432	$-	$-
Operating lease obligations
Minimum lease payments	27,573	3,226	6,529	6,526	11,292
Less minimum sublease rentals (2)	(6,171)	(1,058)	(1,992)	(1,357)	(1,764)
Net minimum lease payments	21,402	2,168	4,537	5,169	9,528
Total	$25,379	$4,713	$5,969	$5,169	$9,528

(1)	Amounts represent contractual obligations related to software license contracts, data center hosting, and outsourcing contracts for software system support.

(2)
In June 2005, we signed an agreement to sublease approximately 16,000 square feet of the first floor at our corporate headquarters facility in Saddle River, New Jersey.  The sublease is for a five-year term commencing July 15, 2005, and provides for approximately $2 million in lease payments over the five-year period.   In July 2007, we signed an agreement to sublease approximately 20,000 square feet of the second floor at our corporate headquarters.  The sublease term is through the remainder of our lease, which is approximately eight and one-half years and will provide for approximately $4.4 million in lease payments over that period.  Also in 2007, we signed two separate subleases at our facility in Dresher, Pennsylvania.  These subleases are for five-year terms and will provide approximately $650,000 combined in lease payments over the five-year period.

As a result of the net operating loss carryback claims which have been filed or are expected to be filed by us, and the impact of those claims on the relevant statue of limitations, it is not practicable to predict the amount or timing of the impact of FIN 48 liabilities in the table above and, therefore, these liabilities have been excluded from the table above.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

PDI, Inc.
Annual Report on Form 10-K (continued)

Selected Quarterly Financial Information (unaudited)

The following table set forth selected quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands except per share data):

	For the Quarters ended
	March 31	June 30	September 30	December 31
2007 Quarters:
Revenues, net	$32,802	$27,784	$23,969	$32,576
Gross profit	8,975	7,151	5,766	9,723
Operating (loss) (1)	(2,243)	(3,887)	(5,250)	(2,900)
Net loss	(1,901)	(2,497)	(4,057)	(1,519)

Loss per share:
Basic	$(0.14)	$(0.18)	$(0.29)	$(0.11)
Diluted	$(0.14)	$(0.18)	$(0.29)	$(0.11)

Weighted average number of shares:
Basic	13,908	13,931	13,956	13,965
Diluted	13,908	13,931	13,956	13,965

	For the Quarters ended
	March 31	June 30	September 30	December 31
2006 Quarters:
Total revenues, net	$77,144	$54,951	$51,317	$55,830
Gross profit	18,704	11,958	12,403	12,779
Operating income (loss) (2)	7,504	37	(611)	(1,017)
Income from
continuing operations	5,422	707	409	4,837
Income (loss) from discontinued
operations, net of tax	199	188	54	(7)
Net income	5,621	895	463	4,830

Income (loss) per share:
Basic
Continuing operations	$0.39	$0.05	$0.03	$0.35
Discontinued operations	0.01	0.01	0.00	(0.00)
	$0.41	$0.06	$0.03	$0.35
Diluted
Continuing operations	$0.39	$0.05	$0.03	$0.35
Discontinued operations	0.01	0.01	0.00	(0.00)
	$0.40	$0.06	$0.03	$0.35

Weighted average number of shares:
Basic	13,824	13,857	13,871	13,883
Diluted	13,914	13,953	13,987	13,995

Note: Quarterly information in 2006 reflects our results of operations shown excluding the MD&D unit, which was reported as a discontinued operation beginning in the second quarter of 2006.  Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

(1)	The quarter ended September 30, 2007 includes facilities realignment costs of $0.1 million. The quarter ended December 31, 2007 includes facilities realignment costs of $0.9 million.

(2)
The quarter ended June 30, 2006 includes facilities realignment costs of $0.3 million.  The quarter ended December 31, 2006 includes a $2.5 million credit to expense as a result of the Cellegy litigation settlement;

PDI, Inc.
Annual Report on Form 10-K (continued)

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

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, FIN 48 provides guidance on derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  Our adoption of FIN 48 did not have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (FAS 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is to be applied when other standards require or permit the use of fair value measurement of an asset or liability.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We adopted the required provision of FAS 157 as of January 1, 2008. We do not expect the adoption of FAS 157 to have a material impact on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 permits entities to elect to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  The provisions of this standard will be effective for our 2008 fiscal year.  Although we adopted SFAS 159 as of January 1, 2008, we have not yet elected the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), Business Combinations. SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk).  Our financial instruments are not currently subject to

PDI, Inc.
Annual Report on Form 10-K (continued)

foreign currency risk or commodity price risk.  We have no financial instruments held for trading purposes and we have no interest bearing long term or short term debt.  At December 31, 2007, 2006, and 2005, we did not hold any derivative financial instruments.

The objectives of our investment activities are: to preserve capital, maintain liquidity, and maximize returns without significantly increasing risk.  In accordance with our investment policy, we attempt to achieve these objectives by investing our cash in a variety of financial instruments.  These investments are principally restricted to government sponsored enterprises, high-grade bank obligations, investment-grade corporate bonds, certain money market funds of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government Agencies, municipal bonds and commercial paper.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.   Our cash and cash equivalents and short term investments at December 31, 2007 were composed of the instruments described in the preceding paragraph.   All of those investments mature by June 2008, with the majority maturing within the first four months of 2008.  If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the relative near term maturity.

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

(b)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Form 10-K, which report expressed an unqualified opinion

PDI, Inc.
Annual Report on Form 10-K (continued)

on the effectiveness of our internal control over financial reporting as of December 31, 2007.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.

We have audited PDI, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PDI Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PDI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PDI, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of PDI, Inc. and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/Ernst &Young LLP

Iselin, New Jersey
March 7, 2008

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Form 10-K will be included in our Proxy Statement in connection with our 2008 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of this Form 10-K will be included in our Proxy Statement in connection with our 2008 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of this Form 10-K will be included in our Proxy Statement in connection with our 2008 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions that is responsive to Item 13 of this Form 10-K will be included in our Proxy Statement in connection with our 2008 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of this Form 10-K will be included in our Proxy Statement in connection with our 2008 annual meeting of stockholders and such information is incorporated by reference herein.

PDI, Inc.
Annual Report on Form 10-K (continued)

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedule

Schedule II:                           Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of PDI, Inc. (1)

3.2	By-Laws of PDI, Inc. (1)

3.3	Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (3)

4.1	Specimen Certificate Representing the Common Stock (1)

10.1*	Form of 1998 Stock Option Plan (1)

10.2*	Form of 2000 Omnibus Incentive Compensation Plan (2)

10.3*	Agreement between the Company and John P. Dugan (1)

10.4*	Form of Employment Separation Agreement between the Company and Steven K. Budd, filed herewith

10.5*	Form of Amended and Restated Employment Agreement between the Company and Stephen Cotugno (3)

10.6	Saddle River Executive Centre Lease (5)

10.7*	2004 Stock Award and Incentive Plan (4)

10.8*	Form of Agreement between the Company and Larry Ellberger (5)

10.9*	Form of Agreement between the Company and Bernard C. Boyle (5)

10.10*	Memorandum of Understanding between the Company and Bernard C. Boyle (5)

10.11*	Amendment to Memorandum of Understanding between the Company and Bernard C. Boyle (5)

10.12	Saddle River Executive Centre 2005 Sublease Agreement (5)

10.13*	Form of Agreement between the Company and Michael J. Marquard (6)

10.14*	Form of Agreement between the Company and Jeffrey E. Smith (6)

10.15*	Form of Agreement between the Company and Kevin Connolly(7)

10.16	Saddle River Executive Centre 2007 Sublease Agreement, filed herewith

21.1	Subsidiaries of the Registrant (3)

23.1	Consent of Ernst & Young LLP filed herewith.

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

*	Denotes compensatory plan, compensation arrangement or management contract.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), and incorporated herein by reference.

(2)	Filed as an exhibit to our definitive proxy statement dated May 10, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to our definitive proxy statement dated April 28, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(7)	Filed as an exhibit to our Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

(b)	We have filed, as exhibits to this Form 10-K, the exhibits required by Item 601 of the Regulation S-K.

PDI, Inc.
Annual Report on Form 10-K (continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2008.

PDI, INC.

/s/ Michael J. Marquard
Michael J. Marquard
Chief Executive Officer

POWER OF ATTORNEY

PDI, Inc., a Delaware Corporation, and each person whose signature appears below constitutes and appoints each of Michael J. Marquard and Jeffrey E. Smith, and either of them, such person’s true and lawful attorney-in-fact, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments to this Annual Report on Form 10-K and other documents in connection therewith, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 13th day of March, 2008.

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
Jack E. Stover

PDI, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedules

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets at December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2007	F-4

Consolidated Statements of Stockholders’ Equity for each of the three years
in the period ended December 31, 2007	F-5

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

Schedule II. Valuation and Qualifying Accounts	F-30

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.:

We have audited the accompanying consolidated balance sheets of PDI, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDI, Inc. at December 31, 2007 and 2006, and the consolidated results of its  operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally  accepted  accounting  principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PDI, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/Ernst &Young LLP

Iselin, New Jersey
March 7, 2008

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$99,185	$45,221
Short-term investments	7,800	69,463
Accounts receivable, net of allowance for doubtful accounts of
$0 and $36, respectively	22,751	25,416
Unbilled costs and accrued profits on contracts in progress	3,481	4,224
Other current assets	7,558	12,416
Total current assets	140,775	156,740
Property and equipment, net	8,348	12,809
Goodwill	13,612	13,612
Other intangible assets, net	14,669	15,950
Other long-term assets	2,150	2,525
Total assets	$179,554	$201,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,792	$3,915
Unearned contract revenue	8,459	14,252
Accrued incentives	5,953	9,009
Other accrued expenses	11,984	17,378
Total current liabilities	29,188	44,554
Long-term liabilities	10,177	7,885
Total liabilities	39,365	52,439

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,222,715 and 15,096,976 shares issued, respectively;
14,183,236 and 14,078,970 shares outstanding, respectively	152	151
Additional paid-in capital	120,422	119,189
Retained earnings	33,018	42,992
Accumulated other comprehensive income	30	79
Treasury stock, at cost (1,039,479 and 1,018,006 shares, respectively)	(13,433)	(13,214)
Total stockholders' equity	140,189	149,197
Total liabilities and stockholders' equity	$179,554	$201,636

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	For The Years Ended December 31,
	2007	2006	2005

Revenue, net	$117,131	$239,242	$305,205
Cost of services	85,516	183,398	252,803
Gross profit	31,615	55,844	52,402

Operating expenses:
Compensation expense	24,516	28,075	25,897
Other selling, general and administrative expenses	19,981	22,610	29,392
Asset impairment	42	-	6,178
Executive severance	-	573	5,730
Legal and related costs, net	335	(3,279)	1,691
Facilities realignment	1,021	1,952	2,354
Total operating expenses	45,895	49,931	71,242

Operating (loss) income	(14,280)	5,913	(18,840)
Gain on investments	-	-	4,444
Interest income, net	6,073	4,738	3,190

(Loss) income before income tax	(8,207)	10,651	(11,206)
Provision (benefit) for income tax	1,767	(724)	201

(Loss) income from continuing operations	(9,974)	11,375	(11,407)

Income (loss) from discontinued operations,
net of tax	-	434	(8,047)

Net (loss) income	$(9,974)	$11,809	$(19,454)

(Loss) income per share of common stock:
Basic:
Continuing operations	$(0.72)	$0.82	$(0.80)
Discontinued operations	-	0.03	(0.57)
	$(0.72)	$0.85	$(1.37)
Assuming dilution:
Continuing operations	$(0.72)	$0.81	$(0.80)
Discontinued operations	-	0.03	(0.57)
	$(0.72)	$0.84	$(1.37)

Weighted average number of common shares and
common share equivalents outstanding:
Basic	13,940	13,859	14,232
Assuming dilution	13,940	13,994	14,232

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	For The Years Ended December 31,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	15,097	$151	14,948	$149	14,820	$148
Common stock issued	-	-	-	-	68	1
Restricted stock issued	167	1	155	2	43	-
Restricted stock forfeited	(41)	-	(23)	-	(24)	-
SARs exercised	-	-	1	-	-	-
Stock options exercised	-	-	16	-	41	-
Balance at December 31	15,223	152	15,097	151	14,948	149
Treasury stock:
Balance at January 1	1,018	(13,214)	1,018	(13,214)	5	(110)
Treasury stock purchased	21	(219)	-	-	1,013	(13,104)
Balance at December 31	1,039	(13,433)	1,018	(13,214)	1,018	(13,214)
Additional paid-in capital:
Balance at January 1		119,189		118,325		116,737
Common stock issued		-		-		699
Restricted stock issued		(1)		(2)		533
Restricted stock forfeited		(164)		(95)		(494)
Stock-based compensation expense		1,640		1,755		259
Stock grants exercised		-		87		591
Excess tax (expense) benefit
on stock-based compensation		(242)		23		-
Reclassification of unamortized compensation		-		(904)		-
Balance at December 31		120,422		119,189		118,325
Retained earnings:
Balance at January 1		42,992		31,183		50,637
Net (loss) income		(9,974)		11,809		(19,454)
Balance at December 31		33,018		42,992		31,183
Accumulated other
comprehensive income (loss):
Balance at January 1		79		71		76
Reclassification of realized gain, net of tax		(76)		(33)		(49)
Unrealized holding gain, net of tax		27		41		44
Balance at December 31		30		79		71
Unamortized compensation costs:
Balance at January 1		-		(904)		(2,063)
Restricted stock issued		-		-		(533)
Restricted stock forfeited		-		-		494
Restricted stock vested		-		-		1,198
Reclassification to additional paid-in capital		-		904		-
Balance at December 31		-		-		(904)
Total stockholders' equity		140,189		149,197		135,610
Comprehensive income (loss):
Net (loss) income		$(9,974)		$11,809		$(19,454)
Reclassification of realized gain, net of tax		(76)		(33)		(49)
Unrealized holding gain, net of tax		27		41		44
Total comprehensive (loss) income		$(10,023)		$11,817		$(19,459)

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net (loss) income from operations	$(9,974)	$11,809	$(19,454)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	5,607	5,764	5,820
Deferred income taxes, net	1,113	2,710	6,447
(Recovery of) provision for bad debt, net	(15)	(728)	730
(Recovery of) provision for doubtful notes, net	(150)	(250)	655
Stock-based compensation	1,476	1,660	1,457
Excess tax expense (benefit) from stock-based compensation	242	(23)	-
Loss on disposal of assets	48	-	269
Asset impairment	42	-	14,351
Non-cash facilities realignment	796	1,295	-
Gain on investment	-	-	(4,444)
Other changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,680	2,460	(1,229)
Decrease (increase) in unbilled costs	743	1,750	(2,581)
Decrease (increase) in other current assets	4,858	4,593	(5,697)
Decrease in other long-term assets	375	185	218
Decrease in accounts payable	(1,123)	(1,778)	(41)
(Decrease) increase in unearned contract revenue	(5,793)	1,654	5,674
Decrease in accrued incentives	(3,056)	(3,170)	(5,470)
(Decrease) increase in accrued liabilities	(5,224)	(8,489)	1,869
Increase in long-term liabilities	1,179	243	4,541
Net cash (used in) provided by operating activities	(6,176)	19,685	3,115
Cash Flows From Investing Activities
Sales (purchases) of short-term investments, net	61,460	(63,881)	21,686
Repayments from Xylos	150	250	100
Purchase of property and equipment	(1,009)	(1,770)	(5,832)
Cash paid for acquisition, including acquisition costs	-	-	(1,936)
Proceeds from sale of assets and investments	-	-	4,507
Net cash provided by (used in) investing activities	60,601	(65,401)	18,525
Cash Flows From Financing Activities
Excess tax (expense) benefit from stock-based compensation	(242)	23	-
Proceeds from exercise of stock options	-	87	1,291
Cash paid for repurchase of shares	-	-	(13,104)
Cash paid for repurchase of restricted shares	(219)	-	-
Net cash (used in) provided by financing activities	(461)	110	(11,813)

Net increase (decrease) in cash and cash equivalents	53,964	(45,606)	9,827
Cash and cash equivalents – beginning	45,221	90,827	81,000
Cash and cash equivalents – ending	$99,185	$45,221	$90,827

Cash paid for interest	$1	$2	$2
Cash paid for taxes	$123	$640	$1,513

The accompanying notes are an integral part of these consolidated financial statements

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

1.	Nature of Business and Significant Accounting Policies

Nature of Business

PDI, Inc. together with its wholly-owned subsidiaries (PDI or the Company) is a diversified sales and marketing services company serving the biopharmaceutical and life sciences industries.  See Note 18, Segment Information, for additional information.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The consolidated financial statements include accounts of PDI and its wholly owned subsidiaries (TVG, Inc., ProtoCall, Inc., InServe Support Solutions (InServe), and PDI Investment Company, Inc.)  All significant intercompany balances and transactions have been eliminated in consolidation.  In the second quarter of 2006, the Company discontinued its Medical Device and Diagnostic (MD&D) business. The MD&D business was part of the Company's sales services reporting segment. The MD&D business is accounted for as a discontinued operation under GAAP and, therefore, the MD&D business results of operations have been removed from the Company's results of continuing operations for all prior periods presented.  See Note 17, Discontinued Operations.

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

Investments in Marketable Securities

Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost.  Interest income is accrued as earned.  Realized gains and losses are computed based upon specific identification and included in interest income, net in the consolidated statement of operations.  The Company does not have any investments classified as “trading.”

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company has recorded a provision for estimated losses resulting from the inability of its customers to make required payments based on historical experience and periodically adjusts these provisions to reflect actual experience.  Additionally, the Company will establish a specific allowance for doubtful accounts when the Company becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing).  Allowance for doubtful accounts was $0 and approximately $36,000 as of December 31, 2007 and 2006, respectively.

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

Loans and Investments in Privately Held Entities

From time to time, the Company makes investments in and/or loans to privately-held companies.  The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down is recorded to estimated fair value.  Additionally, on a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful notes is necessary.  These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  The Company records interest income on the impaired loans; however, that amount is fully reserved if the investee is not making their interest payments.  Subsequent cash receipts on the outstanding interest would be applied against the outstanding interest receivable balance and the corresponding allowance.  The Company’s assessments of value are highly subjective given that these companies may be at an early stage of development and rely regularly on their investors for cash infusions.  At December 31, 2007 and 2006, the allowance for doubtful notes was approximately $500,000 and $700,000, respectively.  See Note 5, Loans and Investments in Privately-Held Entities, for additional information.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method, based on estimated useful lives of seven to ten years for furniture and fixtures, three to five years for office and computer equipment and ten years for phone systems.  Leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases.  Repairs and maintenance are charged to expense as incurred.  Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations.  As the prices of computer desktops and laptops continue to decline, more of these computer purchases are falling short of the Company’s minimum price threshold for capitalization and are being expensed.  The Company expects that trend to continue.

Software Costs

It is the Company’s policy to capitalize certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized software costs are included in property and equipment on the consolidated balance sheet and amortized over the software's useful life, generally three to seven years.  Software costs that do not meet capitalization criteria are expensed immediately.

Fair Value of Financial Instruments

The Company considers carrying amounts of cash, accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  Marketable securities classified as “available for sale” are carried at fair value.   Marketable securities classified as “held-to-maturity” are carried at amortized cost, which approximates fair value.  The fair value of letters of credit is determined to be $0 as management does not expect any material losses to result from these instruments because performance is not expected to be required.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Goodwill and Other Intangible Assets

The Company allocates the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.  Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests require significant management judgments and estimates.  These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated future cash flows and the cost of capital.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

The Company has elected to do the annual tests for indications of goodwill impairment as of December 31 of each year.  The Company utilizes discounted cash flow models to determine fair value in the goodwill impairment evaluation.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine that fair value of the respective reporting units.  While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.  The 2007 and 2006 evaluations indicated that there was no impairment of goodwill.  The 2005 evaluation indicated that goodwill recorded in the MD&D and Select Access reporting units was impaired and accordingly, the Company recognized non-cash charges of approximately $7.8 million and $3.3 million, respectively, in 2005.  See Note 4, Goodwill and Other Intangible Assets, for additional information.

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

In 2007 the Company recorded a non-cash charge of approximately $1.1 million related to computer equipment, furniture and leasehold improvements primarily due to the outsourcing of the Company’s computer data center space at its Saddle River, New Jersey location.  In December 2007, the Company relocated its data center to a secured, hosted facility.  See Note 14, Facilities Realignment, for additional information.  Additionally, in 2007, the Company recorded a non-cash charge of approximately $42,000 related to the impairment of certain capitalized software development costs associated with one of its web portals.  In 2006, the Company recorded a non-cash charge of approximately $1.3 million for furniture and leasehold improvements related to the excess leased space at its Saddle River, New Jersey and Dresher, Pennsylvania locations.  See Note 14, Facilities Realignment, for additional information.  In 2005, the Company recorded a non-cash charge of approximately $2.8 million related to the impairment of its Siebel sales force automation software due to the migration of the Company’s sales force automation software to the Dendrite platform.  Also in 2005, the Company recorded a non-cash charge of approximately $349,000 related to the impairment of the InServe intangible assets.  See Note 4, Goodwill and Other Intangible Assets, for additional information.

Self-Insurance Accruals

The Company is self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars.  The Company’s liability is estimated on an actuarial undiscounted basis supplied by its insurance brokers and insurers using individual case-based valuations and statistical analysis and is based upon judgment and historical experience, however, the final cost of many of these claims may not be known for five years or longer.  In 2007, the Company also is self-insured for benefits paid under employee healthcare programs.  The Company’s liability for healthcare

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

claims is estimated using an underwriting determination which is based on current year’s average lag days between when a claim is incurred to when it is paid.

The Company maintains stop-loss coverage with third-party insurers to limit its total exposure on all of these programs.  Periodically, the Company evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.  Management reviews its self-insurance accruals on a quarterly basis.  At December 31, 2007 and 2006, self-insurance accruals totaled $2.9 million and $2.5 million, respectively, and are included in other accrued expenses on the balance sheet.

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

Revenue Recognition and Associated Costs

Revenue and associated costs under pharmaceutical detailing contracts are generally based on the number of physician details made or the number of sales representatives utilized.  With respect to risk-based contracts, all or a portion of revenues earned are based on contractually defined percentages of either product revenues or the market value of prescriptions written and filled in a given period.  These contracts are generally for terms of one to two years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 90 days’ notice.  Certain contracts provide for termination payments if the customer terminates the agreement without cause.  Typically, however, these penalties do not offset the revenue the Company could have earned under the contract or the costs the Company may incur as a result of its termination.  The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on the Company’s business, financial condition or results of operations.   See Note 12, Significant Customers.

Revenue and associated costs under marketing service contracts are generally based on a single deliverable such as a promotional program, accredited continuing medical education seminar or marketing research/advisory program.  The contracts are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer.  There is significant customer concentration in the Company’s Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on the Company’s business, financial condition or results of operations.  Due to the typical size of most contracts of TVG Marketing Research and Consulting (TVG) and Vital Issues in Medicine (VIM)®, it is unlikely the loss or termination of any individual TVG or VIM contract would have a material adverse effect on the Company’s business, financial condition or results of operations.

Service revenue is recognized on product detailing programs and certain marketing, promotional and medical education contracts as services are performed and the right to receive payment for the services is assured. Many of the product detailing contracts allow for additional periodic incentive fees to be earned if certain performance benchmarks have been attained. Revenue earned from incentive fees is recognized in the period earned and when the Company is reasonably assured that payment will be made.  Under performance based contracts, revenue is recognized when the performance based parameters are achieved.  Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commissions based revenue is recognized when performance is completed.  Revenue from recruiting and hiring contracts is recognized at the time the candidate begins full-time employment less a provision for sales allowances based on contractual commitments and historical experience.  Revenue and associated costs from marketing research contracts are recognized upon completion of the contract.  These contracts are generally short-term in nature typically lasting two to six months.

Historically, the Company has derived a significant portion of its service revenue from a limited number of customers.  Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate.  As a result, the Company is likely to continue to experience significant customer concentration in future periods.  For the years ended December 31, 2007 and 2005, the Company’s three largest customers, who each individually represented 10% or more of its service revenue, together accounted for

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

approximately 37.9% and 73.6% of its service revenue, respectively.  For the year ended December 31, 2006 the Company’s two largest customers, who each individually represented 10% or more of its service revenue, together accounted for approximately 46.8% of its service revenue.

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

Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular product detailing program. All personnel costs and initial direct program costs, other than training costs, are expensed as incurred for service offerings.

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which the Company is reimbursed at cost by its customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of goods and services in the consolidated statements of operations.  For the years ended December 31, 2007, 2006 and 2005, reimbursable out-of-pocket expenses were $14.3 million, $25.3 million and $35.2 million, respectively.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, (Revised 2004) “Share-Based Payment” (FAS 123R), using the modified prospective approach. Under the modified prospective approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted before but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS No.123) and (ii) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the estimated fair value at the date of grant or subsequent modification date in accordance with the provisions of FAS 123R. Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

FAS No. 123R also required us to change the classification in the consolidated statement of cash flows of any income tax benefits realized upon the exercise of stock options or issuance of restricted share awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing activity rather than as an operating activity in the consolidated statement of cash flows.

FAS 123R also requires that the Company recognize compensation expense for only the portion of stock options, stock-settled stock appreciation rights (SARs) or restricted shares that are expected to vest.  Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior.  The Company applied a forfeiture rate to certain grants in 2007 and 2006.  If the actual number of forfeitures differs from those estimated by management, adjustments to compensation expense might be required in future periods.

The Company had no cumulative effect adjustment upon adoption of FAS 123R under the modified prospective

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

method.  As a result of adopting FAS 123R on January 1, 2006, net income and net income per share for the year ended December 31, 2006 were $290,000 and $0.02 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. See Note 11, Stock-Based Compensation, for further information regarding the Company’s stock-based compensation assumptions and expenses.

In accordance with APB 25, the Company did not recognize stock-based compensation expense with respect to options granted with an exercise price equal to the market value of the underlying common stock on the date of grant. As a result, prior to 2006, the recognition of stock-based compensation expense was generally limited to the expense related to restricted share awards.  The following table illustrates the effect on the net loss and the loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the year ended December 31, 2005.

For the Year Ended
December 31, 2005
Net loss, as reported	$(19,454)
Add: Stock-based employee
compensation expense included
in reported net loss, net of
related tax effects	974
Deduct: Total stock-based
employee compensation expense
determined under fair value based
methods for all awards, net of
related tax effects	(6,670)
Pro forma net loss	$(25,150)
Loss per share
Basic—as reported	$(1.37)
Basic—pro forma	$(1.77)

Diluted—as reported	$(1.37)
Diluted—pro forma	$(1.77)

Rent Expense

Minimum rental expenses are recognized over the term of the lease.  The Company recognizes minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to occupancy.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits.  The Company also may receive tenant allowances including cash or rent abatements, which are reflected in other accrued expenses and long-term liabilities on the consolidated balance sheet and are amortized as a reduction to rent expense over the term of the lease.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based upon use of utilities and the landlord’s operating expenses.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Advertising

The Company recognizes advertising costs as incurred.  The total amounts charged to advertising expense, which is included in other SG&A, were approximately $290,000, $825,000 and $335,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Income taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, FIN 48 provides guidance on derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

penalties.  The Company’s adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

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

The Company operates in multiple tax jurisdictions and provides taxes in each jurisdiction where it conducts business and is subject to taxation.  The breadth of the Company’s operations and the complexity of the tax law require assessments of uncertainties and judgments in estimating the ultimate taxes the Company will pay.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits.  Uncertain tax positions are accounted for under FIN 48.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adjusts accruals for unrecognized tax benefits as facts and circumstances change, such as the progress of a tax audit. The Company believes that any potential audit adjustments will not have a material adverse effect on its financial condition or liquidity. However, any adjustments made may be material to the Company’s consolidated results of operations or cash flows for a reporting period.

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

Comprehensive Income

Comprehensive income includes net income and the unrealized net gains and losses on investment securities.  Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains and losses on investment securities.  The deferred tax expense for unrealized holding gains arising from investment securities during the years ended December 31, 2007, 2006 and 2005 was $18,000, $26,000 and $27,000, respectively.  The deferred tax expense for reclassification adjustments for gains included in net income on investment securities during the years ended December 31, 2007, 2006 and 2005 was $48,000, $20,000 and $30,000, respectively.

New Accounting Pronouncements – Standards to be Implemented

In September 2006, the FASB issued SFAS No. 157 (FAS 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is to be applied when other standards require or permit the use of fair value measurement of an asset or liability.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted the required provision of FAS 157 as of January 1, 2008. The Company does not expect the adoption of FAS 157 to have a material impact on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 permits entities to elect to measure eligible financial instruments at fair value.  The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  The Company adopted FAS 159 as of January 1, 2008.  The Company has not elected the fair value option for any items

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

permitted under FAS 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R).  FAS 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  FAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Reclassifications

The Company reclassified certain prior period financial statements balances to conform to the current year presentation.

2.	Investments in Marketable Securities

Available-for-sale securities are carried at fair value and consist of assets in a Rabbi Trust associated with the Company’s deferred compensation plan.  For the year ended December 31, 2006 available-for-sale securities also included auction rate securities (ARSs) held by the Company.  For the years ended December 31, 2007 and 2006, the carrying value of available-for-sale securities was approximately $459,000 and $33.2 million, respectively, and are included in short-term investments.  For the year ended December 31, 2006, there was $32.6 million invested in ARSs.  The ARSs were invested in high-grade municipal bonds that had a weighted average maturity date of 27.2 years with an average interest rate reset period of 33.5 days.  The available-for-sale securities within the Company’s deferred compensation plan for the years ended December 31, 2007 and 2006 consisted of approximately $198,000 and $215,000 respectively, in money market accounts, and approximately $261,000 and $447,000, respectively, in mutual funds.  At December 31, 2007 and 2006, included in accumulated other comprehensive income were gross unrealized gains of approximately $51,000 and $131,000, respectively, and gross unrealized losses of approximately $2,000 and $3,000, respectively.  At December 31, 2007 and 2006, included in interest income, net were gross realized gains of approximately $126,000 and $65,000, respectively, and gross realized losses of approximately $0 and $12,000, respectively.

The Company’s other marketable securities consist of a laddered portfolio of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies, municipal bonds and commercial paper.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  Held-to-maturity securities are carried at amortized cost, which approximates fair value, and have a weighted average maturity of 3.5 months at December 31, 2007.  The Company also maintains held-to-maturity securities which are in separate accounts to support the Company’s standby letters of credit.  The weighted average maturity of those investments is 17.6 months at December 31, 2007.

The Company has standby letters of credit of approximately $7.3 million and $9.7 million at December 31, 2007 and 2006, respectively, as collateral for its existing insurance policies and its facility leases.  At December 31, 2007 and 2006, held-to-maturity securities were included in short-term investments (approximately $7.3 million and $36.2 million, respectively), other current assets (approximately $5.1 million and $7.2 million, respectively) and other long-term assets (approximately $2.2 million and $2.5 million, respectively).  For the years ended December 31, 2007 and 2006 held-to-maturity securities included:

	December 31,	December 31,
	2007	2006
Cash/money accounts	$2,390	$332
Municipal securities	-	32,843
US Treasury obligations	1,498	1,499
Government agency obligations	3,400	8,394
Other securities	7,340	2,879
Total	$14,628	$45,947

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

3.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Furniture and fixtures	$3,281	$3,549
Office equipment	1,465	1,461
Computer equipment	4,773	8,265
Computer software	9,496	9,355
Leasehold improvements	6,023	6,698
	25,038	29,328
Less accumulated depreciation	(16,690)	(16,519)
	$8,348	$12,809

Depreciation expense was approximately $3.1 million, $3.3 million and $2.6 million, for the years ended December 31, 2007, 2006 and 2005, respectively.  Amortization expense for capitalized computer software cost was approximately $1.2 million, $1.1 million and $1.3 million, respectively.

In 2007, the Company recorded a non-cash charge of approximately $1.0 million for furniture and leasehold improvements related to the excess leased space at its Saddle River, New Jersey and Dresher, Pennsylvania locations.  In 2006, the Company recorded a non-cash charge of approximately $1.3 million for furniture and leasehold improvements related to the excess leased space at its Saddle River and Dresher locations.  See Note 14, Facilities Realignment, for additional information.

4.	Goodwill and Other Intangible Assets

In December 2007, 2006 and 2005, the Company performed its annual goodwill impairment evaluation.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  The 2007 and 2006 evaluation indicated that goodwill was not impaired.  The 2005 evaluation indicated that goodwill recorded in the MD&D and Select Access reporting units was impaired and accordingly, the Company recognized non-cash charges of approximately $7.8 million and $3.3 million, respectively, in 2005. On December 4, 2005 the Company announced it was discontinuing its MD&D business unit, which ceased operations in the second quarter of 2006.  (See Note 17, Discontinued Operations, for additional information.)  As a result of that decision and the expected cash flows that the unit was expected to generate in 2006, an impairment charge of $7.8 million was recorded in operating expense in the sales services segment, which represented all of the goodwill associated with the InServe acquisition.  That charge is currently included in discontinued operations as MD&D is no longer part of the sales services segment.  The loss of a key customer that historically represented between 25% and 35% of revenue and the lack of new business projected at the time within Select Access were the main factors for the $3.3 million goodwill impairment charge and was recorded in the sales services segment.

Additionally, due to the discontinuation of the MD&D business unit, the Company evaluated the recoverability of MD&D long-lived assets and determined that those assets were impaired.  The Company recorded a non-cash charge of approximately $349,000 in 2005.  This was also recorded in operating expense to discontinued operations.

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows:

Marketing
Services

Balance as of December 31, 2005	$13,112
Goodwill additions	500
Balance as of December 31, 2006	$13,612

Goodwill additions	-
Balance as of December 31, 2007	$13,612

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The increase in goodwill for the year ended December 31, 2006 was associated with the final escrow payment made to the members of Pharmakon, LLC, pursuant to the Pharmakon acquisition agreement.

All intangible assets recorded as of December 31, 2007 are attributable to the acquisition of Pharmakon and are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.  The net carrying value of the identifiable intangible assets for the years ended December 31, 2007 and 2006 is as follows:

	As of December 31, 2007			As of December 31, 2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$140	$93	$47	$140	$65	$75
Customer relationships	16,300	3,622	12,678	16,300	2,536	13,764
Corporate tradename	2,500	556	1,944	2,500	389	2,111
Total	$18,940	$4,271	$14,669	$18,940	$2,990	$15,950

Amortization expense related to continuing operations for the years ended December 31, 2007, 2006 and 2005 was approximately $1.3 million for each of the three years, respectively.  Estimated amortization expense for the next five years is as follows:

2008	2009	2010	2011	2012
$1,281	$1,272	$1,253	$1,253	$1,253

5.	Loans and Investments in Privately-Held Entities

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology.  Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which were due on November 26, 2005.  In 2005, due to TMX’s continued losses and uncertainty regarding its future prospects, the Company established an allowance for credit losses against the TMX loans. For the years ended 2007, 2006 and 2005, TMX provided services to the Company valued at $9,000, $246,000, and $245,000 respectively.   The receipt of services in lieu of cash payment was recorded as a credit to bad debt expense and a reduction of the receivable in the respective periods.  At December 31, 2007, the loan receivable has a balance of $500,000, which is fully reserved.

In October 2002, the Company acquired $1.0 million of preferred stock of Xylos Corporation (Xylos). In addition, the Company provided Xylos with short-term loans totaling $500,000 in the first half of 2004. The Company determined its $1.0 million investment and $500,000 short-term loan to Xylos were impaired as of December 31, 2004.  The Company wrote its $1.0 million investment down to zero and established an allowance for credit losses against the $500,000 short-term loan.  Xylos made loan payments totaling $150,000, $250,000, and $100,000 in 2007, 2006 and 2005, respectively and the loan has been repaid in full. These payments were recorded as credits to bad debt expense in the periods in which they were received.

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

6.	Retirement Plans

The Company offers an employee 401(k) saving plan.  Under the PDI, Inc. 401(k) Plan, employees may contribute up to 25% of their pre-tax compensation.  Effective January 1, 2004, the Company makes a safe harbor non-elective contribution in an amount equal to 100% of the participant’s base salary contributed up to 3% plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%.  Prior to January 1, 2004, the Company made cash contributions in an amount equal to 100% of the participant’s base salary contributed up to 2%.  Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock.  The Company’s total contribution expense related to the Company’s 401(k) plans for 2007, 2006 and 2005 was approximately $725,000, $1.3 million, and $2.1 million, respectively.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

7.	Deferred Compensation Arrangements

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

8.	Long-term Liabilities

Long-term liabilities consisted of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax	$1,113	$-
Rent payable	2,959	2,970
Accrued income taxes	5,765	3,592
Other	340	1,323
	$10,177	$7,885

9.	Commitments and Contingencies

The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2016.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses.  Lease and auto expense under these agreements for the years ended December 31, 2007, 2006 and 2005 was approximately $5.0 million, $15.0 million, and $22.9 million, respectively, of which $2.9 million in 2007, $12.7 million in 2006, and $19.3 million in 2005 related to automobiles leased for use by employees for a term of one year from the date of delivery with yearly annual renewal options.

As of December 31, 2007, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$3,977	$2,545	$1,432	$-	$-
Operating lease obligations
Minimum lease payments	27,573	3,226	6,529	6,526	11,292
Less minimum sublease rentals (2)	(6,171)	(1,058)	(1,992)	(1,357)	(1,764)
Net minimum lease payments	21,402	2,168	4,537	5,169	9,528
Total	$25,379	$4,713	$5,969	$5,169	$9,528

(1)	Amounts represent contractual obligations related to software license contracts, data center hosting, and outsourcing contracts for software system support.

(2)
In June 2005, the Company signed an agreement to sublease the first floor at its corporate headquarters facility in Saddle River, New Jersey (approximately 16,000 square feet).  The sublease is for a five-year term commencing on July 15, 2005, and provides for approximately $2 million in lease payments over that period.  In June 2007, the Company signed an agreement to sublease the second floor at its corporate headquarters (approximately 20,000 square feet).  The sublease term is through January 2016 and will provide for approximately $4.4 million in lease payments over that period.  Also in 2007, the Company signed two separate subleases at its TVG facility in Dresher, Pennsylvania.  These subleases are for five-year terms and will provide approximately $650,000 combined in lease payments over that period.

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

Cellegy Litigation

On April 11, 2005, the Company settled a lawsuit which was pending in the U.S. District Court for the Northern District of California against Cellegy Pharmaceuticals, Inc. (Cellegy).  Under the terms of the settlement, in exchange for executing a stipulation of dismissal with prejudice of the lawsuit, Cellegy agreed to and did deliver to the Company: (i) a cash payment in the amount of $2.0 million; (ii) a Secured Promissory Note in the principal amount of $3.0 million, with a maturity date of October 11, 2006; (iii) a Security Agreement, granting the Company a security interest in certain collateral; and (iv) a Nonnegotiable Convertible Senior Note, with a face value of $3.5 million, with a maturity date of April, 11, 2008.

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

On September 27, 2006, Cellegy announced that it had entered into an asset purchase agreement to sell its intellectual property rights and other assets relating to certain of its products and product candidates to Strakan

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

International Limited (the Sale). Pursuant to a letter agreement between Cellegy and the Company, Cellegy agreed to pay the Company $3.0 million (the Payoff Amount) in full satisfaction of Cellegy’s obligations to the Company under the Secured Promissory Note, which had an outstanding principal amount of approximately $2.34 million, and the $3.5 million Nonnegotiable Convertible Senior Note. Pursuant to the letter agreement, $500,000 of the Payoff Amount was paid to the Company in September 2006, and the remaining $2.5 million was paid to the Company in December 2006 upon consummation of the Sale.

The Company had previously established an allowance for doubtful notes for the outstanding balance of the Notes; therefore, the Agreement did not result in the recognition of a loss.  The $3.0 million received was recorded as a credit to litigation expense.

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer AG (Bayer) in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements.  The Company may be named in additional similar lawsuits.  To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings.  In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of December 31, 2007, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense.  The Company did not incur any costs or expenses relating to these matters during 2005, 2006 or 2007.

Letters of Credit

As of December 31, 2007, the Company has $7.3 million in letters of credit outstanding as required by its existing insurance policies and its facility leases.

10.	Preferred Stock

The Company's Board is authorized to issue, from time to time, up to 5,000,000 shares of preferred stock in one or more series.  The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series.  As of December 31, 2007 and 2006, there were no issued and outstanding shares of preferred stock.

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

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and SARs. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  Expected volatility was based on historical volatility.  As there is no trading volume for the Company’s options, implied volatility was not representative of the Company’s current volatility so the historical volatility was determined to be more indicative of the Company’s expected future stock performance.  The expected life was determined using the safe-harbor method permitted by Securities Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107 (SAB 107). The Company expects to use

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

this simplified method for valuing employee SARs grants as permitted by the provisions of SAB 107 until more detailed information about exercise behavior becomes available over time.  The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options or SARs.  The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.  The Company recognizes compensation cost, net of estimated forfeitures, arising from the issuance of stock options and SARs on a straight-line basis over the vesting period of the grant.

The estimated compensation cost associated with the granting of restricted stock is based on the fair value of the Company’s common stock on the date of grant. The Company recognizes the compensation cost, net of estimated forfeitures, over the vesting term.

The Company recognizes the estimated compensation cost of performance contingent shares, net of estimated forfeitures, based on the probability that the performance condition will be achieved. These awards are earned upon attainment of identified performance goals. The fair value of the awards is based on the measurement date. The awards will be amortized over the performance period.  Compensation cost for performance contingent shares is estimated based on the number of awards that are expected to vest and is adjusted for those awards that do ultimately vest.

The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards granted during the years ended December 31, 2007, 2006, and 2005 respectively:

	2007	2006	2005
Risk-free interest rate	4.54%	4.81%	3.79%
Expected life	3.5 years	3.5 years	5 years
Expected volatility	50.87%	66.12%	100%

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

On March 29, 2005, the Company issued 54,903 performance contingent shares of its common stock to be issued upon the attainment of all established performance goals by March 2008.  At December 31, 2007 there are 3,602 performance contingent shares outstanding.  There were three levels of performance that dictate the number of shares to be issued.  Throughout 2005, the Company had recognized compensation expense related to this award on its expectation of the probability that the performance conditions would be satisfied and subsequently reversed that expense in 2006 as the probability that the performance conditions, even at the marginal level, would be satisfied was deemed remote. The Company currently expects 539 shares to be awarded and as such, recognized approximately $11,000 in compensation expense in 2007.

The weighted average fair value of options and SARs granted during the years ended December 31, 2007, 2006 and 2005 was estimated to be $3.97, $6.31 and $9.10 respectively.  For the years ended December 31, 2006 and 2005, the aggregate intrinsic values of options and SARs exercised under the Company’s stock option plans were approximately $130,000 and $243,000, respectively, determined as of the date of exercise.  There were no exercises in 2007.  As of December 31, 2007, there was $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs and restricted stock that are expected to be recognized over a weighted-average period of approximately 2.0 years.  Cash received from options exercised under the Company’s stock option plans for the years ended December 31, 2006 and 2005 was $87,000, and $591,000, respectively.  Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

The impact of stock options, SARs, performance shares and restricted stock on net (loss) income and cash flow for 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Stock options and SARs	$455	$361	$142
Conditional grant	-	104	-
Performance shares	11	(60)	60
Restricted stock	1,163	1,198	973
	1,629	1,603	1,175
Acceleration of vesting - restricted stock	54	233	531
Acceleration of vesting - SARs	-	-	57
Forfeitures	(207)	(176)	(306)
Total stock-based compensation expense	1,476	1,660	1,457
Tax impact	(565)	(408)	(483)
Reduction to net income	$911	$1,252	$974

Increase (reduction) in cash flow
from operating activies	$242	$(23)	$-
(Reduction) increase in cash flow
from financing activies	$(242)	$23	$-

A summary of option and SARs activity for the year ended December 31, 2007 and changes during the year then ended is presented below:

		Weighted-
		Average	Contractual	Intrinsic
	Shares	Grant Price	Period (in years)	Value
Outstanding at January 1, 2007	1,016,618	$23.44	5.23	$36
Granted	157,304	9.52	4.25	-
Exercised	-	-
Forfeited or expired	(527,097)	25.74
Outstanding at December 31, 2007	646,825	18.18	4.18	19

Exercisable at December 31, 2007	447,835	$21.61	4.28	$19

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

A summary of the status of the Company’s nonvested options and SARs for the year ended December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2007	150,291	$6.76
Granted	157,304	3.97
Vested	(46,646)	7.49
Forfeited	(61,959)	5.73
Nonvested at December 31, 2007	198,990	$4.71

A summary of the Company’s outstanding shares of restricted stock for the year ended December 31, 2007 and changes during the year then ended is presented below:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Vesting	Value
	Shares	Fair Value	Period (in years)	(in thousands)
Outstanding at January 1, 2007	196,738	$14.57	1.31	$2,286
Granted	166,603	9.87	2.37	1,561
Vested	(107,849)	16.24
Forfeited	(41,528)	11.27
Outstanding at December 31, 2007	213,964	$10.71	2.07	$2,005

12.	Significant Customers

During 2007, 2006 and 2005 the Company had several significant customers for which it provided services under specific contractual arrangements.  The following sets forth the net revenue generated by customers who accounted for more than 10% of the Company's revenue during each of the periods presented.

	Years Ended December 31,
Customer	2007	2006	2005
A	$15,992	$-	$-
B	15,155	-	-
C	13,259	-	-
D	-	68,240	69,452
E	-	43,603	107,260
F	-	-	48,051

For all the customers listed above, excluding customer B, the Company recorded revenue in both segments.  For customer B, all the revenue was in the sales services segment.

For the years ended December 31, 2007, and 2005, the Company’s three largest customers, who each individually represented 10% or more of its revenue, accounted for in the aggregate, approximately 37.9% and 73.6% respectively, of its revenue.  For the year ended December 31, 2006 the Company’s two largest customers, each of whom represented 10% or more of its revenue, accounted for, in the aggregate, approximately 46.8% of its revenue.

At December 31, 2007 and 2006, the Company’s three and two largest customers represented 21.4% and 11.7%, respectively, of the aggregate of outstanding accounts receivable and unbilled services.

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

On March 21, 2007, the Company announced that a large pharmaceutical company customer had notified them of its intention not to renew its contract sales engagement with the Company upon its scheduled expiration on May 12, 2007.  This contract, which had a one-year term, represented approximately $37 million in annual revenue.

13.	Executive Severance

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

The Company also announced the resignation of three other executive vice presidents during 2005, one other executive vice president during 2006 and its president of its sales services segment during 2007.  The Company recognized charges of approximately $5.7 million and $573,000 related to executive resignations/settlements in 2005 and 2006, respectively.  These amounts are shown separately within operating expenses on the consolidated statement of operations for the years ended December 31, 2005 and 2006.  There were no executive severance charges for the year ended December 31, 2007.

14.	Facilities Realignment

The Company recorded facility realignment charges totaling approximately $1.0 million, $2.0 million and $2.4 million during 2007, 2006 and 2005, respectively.  These charges were for costs related to excess leased office space the Company has at its Saddle River, New Jersey and Dresher, Pennsylvania facilities.  In 2007, the Company sub-leased the excess office space at its Saddle River, New Jersey location and also secured sub-leases for two of the three vacant spaces at its Dresher location.  The Company is currently seeking to sublease the remaining excess space at its Dresher location.  A summary of the significant components of the facility realignment charges for the years ended December 31, 2005, 2006 and 2007 by segment is as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	Sales	Marketing
2005:	Services	Services	Total
Facility lease obligations	$1,057	$1,297	$2,354
Total facility realignment charge	$1,057	$1,297	$2,354
2006:
Facility lease obligations	$803	$(146)	$657
Asset impairments (1)	474	821	1,295
Total facility realignment charge	$1,277	$675	$1,952
2007:
Facility lease obligations	$(198)	$(82)	$(280)
Asset impairments (1)	1,020	56	1,076
Related charges	225	-	225
Total facility realignment charge	$1,047	$(26)	$1,021

(1) The asset impairments resulted in changes to the accumulated depreciation balance

The following table presents a reconciliation of the restructuring charges in 2006 and 2007 to the balance at December 31, 2007 and 2006, which is included in other accrued expenses ($305,000 and $1.0 million, respectively) and in long-term liabilities ($370,000 and $1.3 million, respectively):

Balance as of December 31, 2005	$2,335
Accretion	51
Payments	(680)
Adjustments	606
Balance as of December 31, 2006	$2,312

Accretion	21
Payments	(1,378)
Adjustments	(280)
Balance as of December 31, 2007	$675

Charges for facility lease obligations relate to real estate lease contracts where the Company has exited certain space and is required to make payments over the remaining lease term (January 2016 and November 2016 for the Saddle River, New Jersey facility and for the Dresher, Pennsylvania facility, respectively).  All lease termination amounts are shown net of projected sublease income.  The charges in 2007 were primarily related to the exiting of the computer data center space at its Saddle River location as the Company is now outsourcing that capability. The charges in 2006 reflected additional space exited as well as additional charges to reflect the softness of the real estate market in both areas as neither sublet despite actively marketing the spaces.  Additionally, in 2006, the Company recorded an impairment charge related to leasehold improvements in both spaces as the Company determined it was unlikely that it will be able to recover the carrying value of these assets.

15.	Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax bases of assets and liabilities, as measured by the current enacted tax rates.  Deferred tax expense (credit) is the result of changes in the deferred tax asset and liability.

The provision (credit) for income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005 is comprised of the following:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	2007	2006	2005
Current:
Federal	$465	$(1,520)	$(5,867)
State	189	(1,914)	(379)
Total current	654	(3,434)	(6,246)

Federal	1,058	2,592	3,662
State	55	118	2,785
Total deferred	1,113	2,710	6,447
Provision for income taxes	$1,767	$(724)	$201

Total income tax expense in 2007, 2006 and 2005, including taxes associated with discontinued operations was $1.8 million, ($465,000) and $201,000, respectively.

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2007 and 2006 are as follows:

	2007	2006
Current deferred tax assets (liabilities)
included in other current assets:
Allowances and reserves	$1,402	$1,580
Contract costs	-	31
Compensation	905	835
Valuation allowance on deferred tax assets	(2,307)	(2,446)
	-	-
Noncurrent deferred tax assets (liabilities)
included in other long-term assets:
State net operating loss carryforwards	2,221	2,048
Federal net operating loss carryforwards	3,148	-
State taxes	1,066	1,016
Equity investment	128	505
Self insurance and other reserves	1,940	2,703
Property, plant and equipment	178	(1,133)
Intangible assets	(291)	(172)
Other reserves - restructuring	(64)	(629)
Valuation allowance on deferred tax assets	(9,439)	(4,338)
	(1,113)	-
Net deferred tax liability	$(1,113)	$-

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment.  As a result, the Company established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2007 and 2006 because the Company determined that it was more likely than not that these assets would not be realized.  At December 31, 2007 and 2006, the Company had a valuation allowance of approximately $11.7 million and $6.8 million, respectively, related to the Company's net deferred tax assets that cannot be carried back.

The noncurrent net deferred tax liability relates to tax amortization of the tax basis in goodwill associated with the Pharmakon acquisition.  Prior to 2007, the Company included in net deferred tax assets, the deferred tax liability related to the Pharmakon acquisition. In the first quarter of 2007 the Company determined that this deferred tax liability would not be realizable for an indeterminate time in the future and consequently should not be included in net deferred tax assets for purposes of calculating the valuation allowance in any period. As a result, the Company increased the valuation allowance by $882,000 in the first quarter.  The Company does not believe this increase was material to the results of operations or its financial position in 2007.  The Company

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

also believes that the additional valuation allowance that would have resulted as of December 31, 2006 and 2005 was not material to the results of operations or the financial position of the Company in those years.

Federal tax attribute carryforwards at December 31, 2007, consist primarily of approximately $9.7 million of net operating losses and $339,000 of capital losses.  In addition, the Company has approximately $47.9 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they expire in 2027.  The capital losses can only be utilized against capital gains and $339,000 will expire in 2009.

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate is as follows:

	2007	2006	2005
Federal statutory rate	(35.0%)	35.0%	(35.0%)
State income tax rate, net
of Federal tax benefit	1.0%	(11.0%)	17.9%
Meals and entertainment	0.4%	0.3%	0.7%
Valuation allowance	46.8%	(26.9%)	18.4%
Other non-deductible	0.2%	(2.0%)	-
Tax exempt income	(2.7%)	(6.0%)	(2.9%)
Net change in Federal and state reserves	10.8%	3.8%	2.7%
Effective tax rate	21.5%	(6.8%)	1.80%

The Company adopted the provision of FIN48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $4.0 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At December 31, 2007, the Company had $4.1 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.

Upon adoption of FIN 48, the Company’s income tax liabilities as of January 1, 2007 included a total of $4.0 million for unrecognized tax benefits, excluding approximately $925,000 of related accrued interest, and approximately $300,000 of related penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Unrecognized
Tax Benefits

Balance of unrecognized benefits as of January 1, 2007	$4,027
Additions for tax positions related to the current year	11
Additions for tax positions of prior years	209
Reductions for tax positions of prior years	(137)
Balance as of December 31, 2007	$4,110

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2007, the Company recognized approximately $475,000, respectively, of such interest expense as a component of its “Provision (benefit) for income taxes."  The liability for unrecognized tax benefits included accrued interest of $1.4 million and $925,000 at December 31, 2007 and January 1, 2007, respectively.  The Company has approximately $300,000 of accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2007 and 2006.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous state and local tax jurisdictions.  The following tax years remain subject to examination as of December 31, 2007:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Jurisdiction	Tax Years
Federal	2006
State and Local	2002 - 2006

The Company reached an agreement with the Internal Revenue Service (IRS) examiner in regards to the audit of the 2003, 2004 and 2005 tax years.  The adjustments are not material to the Company's financial position, results of operations or cash flows.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The Company is currently in the examination phase of a state and local income tax audit for the years 2002 through 2006, and expects this audit to be completed within the next 12 months with no material adjustments.

16.	Historical Basic and Diluted Net (Loss)/Income per Share

Historical basic and diluted net (loss)/income per share is calculated based on the requirements of SFAS No. 128, “Earnings Per Share.”  A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)	(in thousands)	(in thousands)
Basic weighted average number of common shares	13,940	13,859	14,232
Dilutive effect of stock options, SARs, and
restricted stock	-	135	-
Diluted weighted average number
of common shares	13,940	13,994	14,232

Outstanding options at December 31, 2007 to purchase 372,441 shares of common stock with exercise prices of $7.70 to $83.69 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive, as a result of the Company’s net loss in 2007.  In addition, there were 274,384 outstanding SARs with exercise prices $9.52 to $20.15 that were not included in the computation of earnings per share as a result of the Company’s net loss.

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

17.	Discontinued Operations

The Company discontinued its MD&D business in the second quarter of 2006.  The MD&D business included the Company’s MD&D contract sales and clinical sales teams and was previously reported in the sales services reporting segment.  The MD&D business was abandoned through the run off of operations (i.e., to cease accepting new business but to continue to provide service under remaining contracts until they expire or terminate).  In accordance with FAS No. 144, operations must be abandoned prior to reporting them as discontinued operations.  The last active contract within MD&D ended in the second quarter of 2006.  There was no activity within discontinued operations in 2007.  All prior periods have been restated to reflect the treatment of this unit as a discontinued operation.  Summarized selected financial information for the discontinued operations is as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	For the Year Ended December 31,
	2006	2005
Revenue, net	$1,876	$14,210

Income (loss) from discontinued
operations before income tax	$693	$(8,047)
Income tax expense	259	-
Net income (loss) from
discontinued operations	$434	$(8,047)

18.	Segment Information

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

The Company reports under the following three segments:

Sales services segment – includes the Company’s Performance and Select Access teams.  This segment uses teams to deliver services to a wide base; they have similar long-term average gross margins, contract terms, types of customers and regulatory environments. One segment manager oversees the operations of all of these units and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker;

Marketing services segment – includes the Company’s marketing research and medical education and communication services. This segment is project driven; the units comprising it have a large number of smaller contracts, share similar gross margins, have similar customers, and have low barriers to entry for competition.  There are many discrete offerings within this segment, including: accredited continuing medical education (CME), content development for CME, promotional medical education, marketing research and communications.  One segment manager oversees the operations of all of these units and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker; and

PDI products group (PPG) – included revenues that were earned through the Company’s licensing and co-promotion of pharmaceutical and MD&D products.  There are currently no ongoing operations in this segment.  Any business opportunities are reviewed by the chief executive officer and other members of senior management.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	For the Year Ended December 31,
	2007	2006	2005
Revenue:
Sales services	$86,766	$202,748	$270,420
Marketing services	30,545	36,494	34,785
PPG	-	-	-
Total	$117,311	$239,242	$305,205
Revenue, intersegment:
Sales services	$-	$-	$-
Marketing services	180	-	-
PPG	-	-	-
Total	$180	$-	$-
Revenue, less intersegment:
Sales services	$86,766	$202,748	$270,420
Marketing services	30,365	36,494	34,785
PPG	-	-	-
Total	$117,131	$239,242	$305,205
Operating (loss) income:
Sales services	$(13,918)	$33	$(17,386)
Marketing services	(362)	2,798	(1,186)
PPG	-	3,082	(268)
Total	$(14,280)	$5,913	$(18,840)
Reconciliation of (loss) income from operations to
(loss) income before income taxes:
Total (loss) income from operations
from operating groups	$(14,280)	$5,913	$(18,840)
Gain on investments	-	-	4,444
Interest income, net	6,073	4,738	3,190
(Loss) income before income taxes	$(8,207)	$10,651	$(11,206)
Capital expenditures: (1)
Sales services	$870	$1,508	$2,901
Marketing services	139	262	2,881
PPG	-	-	-
Total	$1,009	$1,770	$5,782
Depreciation expense: (1)
Sales services	$3,477	$3,671	$3,260
Marketing services	828	679	550
PPG	-	-	-
Total	$4,305	$4,350	$3,810
Total assets
Sales services	$140,161	$157,750	$148,642
Marketing services	39,393	43,886	51,517
PPG	-	-	-
Total	$179,554	$201,636	$200,159

(1) Capital expenditures and depreciation expense do not include amounts for discontinued operations.

PDI, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

	Balance at	Additions	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2005
Allowance for doubtful accounts	$73,584	$713,669	$(8,847)	$778,407
Allowance for doubtful notes	500,000	842,378	(100,000)	1,242,378
Tax valuation allowance	2,204,287	9,318,890	(1,703,076)	9,820,101
Accrued sales returns	4,315,768	31,551	(4,116,460)	230,859

2006
Allowance for doubtful accounts	$778,407	$35,713	$(778,407)	$35,713
Allowance for doubtful notes	1,242,378	38,051	(495,837)	784,592
Tax valuation allowance	9,820,101	-	(3,035,884)	6,784,217
Accrued sales returns	230,859	-	-	230,859

2007
Allowance for doubtful accounts	$35,713	$-	$(35,713)	$-
Allowance for doubtful notes	784,592	30,416	(159,163)	655,845
Tax valuation allowance	6,784,217	-	4,960,586	11,744,803
Accrued sales returns	230,859	-	-	230,859

(1) Includes payments and actual write offs, as well as changes in estimates in the reserves and the impact of acquisitions.