Form 10-Q
period 2008-03-31
PDI INC
filed 2008-05-09
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Class	Shares Outstanding May 5, 2008
Common stock, $0.01 par value	14,298,151

	PDI, Inc.
	Form 10-Q for Period Ended March 31, 2008
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 6.	Exhibits	19

Signatures		20

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,525	$99,185
Short-term investments	9,557	7,800
Accounts receivable, net	9,792	22,751
Unbilled costs and accrued profits on contracts in progress	5,575	3,481
Other current assets	8,022	7,558
Total current assets	134,471	140,775
Property and equipment, net	7,504	8,348
Goodwill	13,612	13,612
Other intangible assets, net	14,349	14,669
Other long-term assets	1,975	2,150
Total assets	$171,911	$179,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,456	$2,792
Unearned contract revenue	5,238	8,459
Accrued incentives	3,648	5,953
Other accrued expenses	11,865	11,984
Total current liabilities	22,207	29,188
Long-term liabilities	10,281	10,177
Total liabilities	32,488	39,365

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,331,038 and 15,222,715 shares issued, at March 31, 2008 and
December 31, 2007, respectively; 14,291,559 and 14,183,236 shares
outstanding, at March 31, 2008 and December 31, 2007, respectively	153	152
Additional paid-in capital	120,746	120,422
Retained earnings	31,958	33,018
Accumulated other comprehensive (loss) income	(1)	30
Treasury stock, at cost - 1,039,479 shares	(13,433)	(13,433)
Total stockholders' equity	139,423	140,189
Total liabilities and stockholders' equity	$171,911	$179,554

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)

Revenue, net	$32,229	$32,802
Cost of services	23,530	23,827
Gross profit	8,699	8,975

Compensation expense	6,133	6,099
Other selling, general and administrative expenses	4,274	5,119
Total operating expenses	10,407	11,218
Operating loss	(1,708)	(2,243)

Other income, net	1,150	1,360
Loss before income tax	(558)	(883)
Provision for income tax	502	1,018

Net loss	$(1,060)	$(1,901)

Loss per share of common stock:
Basic	$(0.08)	$(0.14)
Diluted	(0.08)	(0.14)
	$(0.08)	$(0.14)
Weighted average number of common shares and
common share equivalents outstanding:
Basic	13,969	13,908
Diluted	13,969	13,908

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss from operations	$(1,060)	$(1,901)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,354	1,444
Deferred income taxes, net	82	882
Provision for bad debt	8	128
Recovery of doubtful notes	-	(150)
Stock-based compensation	325	330
Other	25	15
Other changes in assets and liabilities:
Decrease in accounts receivable	12,959	14,301
(Increase) decrease in unbilled costs	(2,094)	1,950
(Increase) decrease in other current assets	(462)	556
Decrease in other long-term assets	175	175
Decrease in accounts payable	(1,336)	(2,035)
Decrease in unearned contract revenue	(3,221)	(3,914)
Decrease in accrued incentives	(2,305)	(3,635)
Decrease in accrued liabilities	(428)	(806)
Increase (decrease) in long-term liabilities	22	(557)
Net cash provided by operating activities	4,044	6,783

Cash Flows From Investing Activities
(Purchases) sales of short-term investments, net	(1,483)	2,965
Loan repayments	-	150
Purchase of property and equipment	(221)	(253)
Net cash (used in) provided by investing activities	(1,704)	2,862

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	2,340	9,645
Cash and cash equivalents – beginning	99,185	45,221
Cash and cash equivalents – ending	$101,525	$54,866

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the SEC).  The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Fair Value of Financial Instruments

The Company considers carrying amounts of cash, accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  Marketable securities classified as “available for sale” are carried at fair value.   Marketable securities classified as “held-to-maturity” are carried at amortized cost.  The fair value of letters of credit is determined to be $0 as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Basic and Diluted Net Income per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
Basic weighted average number of	13,969	13,908
of common shares
Dilutive effect of stock options, SARs,
and restricted stock	-	-
Diluted weighted average number
of common shares	13,969	13,908

Outstanding options to purchase 357,843 shares of common stock and 458,333 stock-settled stock appreciation rights (SARs) at March 31, 2008 were not included in the computation of loss per share as they would be anti-dilutive.  Outstanding options to purchase 807,238 shares of common stock and 327,945 SARs at March 31, 2007 were not included in the computation of loss per share as they would be anti-dilutive.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Recently Issued Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. FAS 141R also includes a substantial number of new disclosure requirements. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects FAS 141R will have an impact on its accounting for any future business combinations once adopted but the effect is dependent upon acquisitions that may be made in the future.

Recently Adopted Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is to be applied when other standards require or permit the use of fair value measurement of an asset or liability.  SFAS 157 was adopted on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective on January 1, 2009.   The initial adoption of FAS 157 had no impact the Company’s consolidated financial position or results of operations; however, the Company is now required to provide additional disclosures as part of its financial statements.  See Note 7, Fair Value Measurements.  The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and, therefore, has not yet determined the impact that it will have on the Company’s financial statements upon full adoption in 2009.  Nonfinancial assets and liabilities for which the Company has not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 permits entities to elect to measure eligible financial instruments at fair value.  The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  The Company adopted FAS 159 as of January 1, 2008.  The Company did not apply the fair value option to any of its outstanding instruments and, therefore, the adoption of FAS 159 did not have an impact on the Company’s financial condition or results of operations.

3.	INVESTMENTS IN MARKETABLE SECURITIES:

The Company’s available-for-sale securities are carried at fair value and consist of assets in a rabbi trust associated with its deferred compensation plan at March 31, 2008 and December 31, 2007.  At March 31, 2008 and December 31, 2007, the carrying value of available-for-sale securities was approximately $186,000 and $459,000, respectively, which are included in short-term investments.  The available-for-sale securities within the Company’s deferred compensation plan at March 31, 2008 and December 31, 2007 consisted of approximately $107,000 and $198,000 respectively, in money market accounts, and approximately $79,000 and $261,000, respectively, in mutual funds.  At March 31, 2008 and December 31, 2007, included in accumulated other comprehensive income were gross unrealized gains of approximately $3,000 and $51,000, respectively, and gross unrealized losses of approximately $6,000 and $2,000, respectively.  In the three month periods ended March 31, 2008 and 2007, included in other income, net were gross realized gains of approximately $29,000 and $20,000, respectively, and no gross realized losses.

The Company’s other marketable securities consist of a laddered portfolio of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and commercial paper.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  Held-to-maturity securities are carried at amortized cost and have a weighted average maturity of 2.4 months.

The Company has standby letters of credit of approximately $7.1 million and $7.3 million at March 31, 2008 and December 31, 2007, respectively, as collateral for its existing insurance policies and its facility leases.  The weighted average maturity of those investments is 21.4 months at March 31, 2008.  At March 31, 2008 and December 31, 2007, held-to-maturity securities were included in short-term investments (approximately $9.4 million and $7.3 million, respectively), other current

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

assets (approximately $5.1 million for both periods) and other long-term assets (approximately $2.0 million and $2.2 million, respectively).  At March 31, 2008 and December 31, 2007, held-to-maturity securities included:

	March 31,	December 31,
	2008	2007
Cash/money accounts	$615	$2,390
US Treasury obligations	1,498	1,498
Government agency obligations	5,000	3,400
Institutional mutual funds	9,372	7,340
Total	$16,485	$14,628

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

For the three months ended March 31, 2008, there were no changes to the carrying amount of goodwill as compared to the year ended December 31, 2007.  Goodwill is attributable to the acquisition of the Company’s Pharmakon business unit in August 2004 and is included in the marketing services reporting segment.

All identifiable intangible assets recorded as of March 31, 2008 are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.

	As of March 31, 2008			As of December 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$140	$100	$40	$140	$93	$47
Customer relationships	16,300	3,894	12,406	16,300	3,622	12,678
Corporate tradename	2,500	597	1,903	2,500	556	1,944
Total	$18,940	$4,591	$14,349	$18,940	$4,271	$14,669

Amortization expense for the three months ended March 31, 2008 and 2007 was $320,000.  Estimated amortization expense for the current year and the next four years is as follows:

2008	2009	2010	2011	2012
$ 1,281	$ 1,272	$ 1,253	$ 1,253	$ 1,253

5.	OTHER ASSETS:

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology.  Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which were due on November 26, 2005.  In 2005, due to TMX’s continued losses and uncertainty regarding its future prospects, the Company established an allowance for credit losses against the TMX loans.  During the year ended 2007, TMX provided services to the Company valued at $9,000.  The receipt of services in lieu of cash payment was recorded as a credit to bad debt expense and a reduction of the receivable in the respective periods.  At March 31, 2008, the loan receivable has a balance of $500,000, which is fully reserved.

6.	FACILITIES REALIGNMENT:

The Company recorded facility realignment charges totaling approximately $1.0 million, $2.0 million and $2.4 million during 2007, 2006 and 2005, respectively.  These charges were for costs related to excess leased office space the Company has at its Saddle River, New Jersey and Dresher, Pennsylvania facilities.  The Company has real estate lease contracts for these spaces and is required to make payments over the remaining lease term (January 2016 and November 2016 for the Saddle River, New Jersey facility and for the Dresher, Pennsylvania facility, respectively).  All lease termination amounts are shown net of projected sublease income.  The expenses are reported in other selling, general and administrative expenses within the reporting segment that it resides in and the accrual balance is reported in other accrued expenses and long-term liabilities on the balance sheet.  In 2007, the Company sub-leased the excess office space at its Saddle River, New Jersey location and also secured sub-leases for two of the three vacant spaces at its Dresher location.  The Company is currently

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

seeking to sublease the remaining excess space at its Dresher location.  A rollforward of the activity for the facility realignment plan is as follows:

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2007	$274	$401	$675
Accretion	2	2	4
Payments	(34)	(29)	(63
Balance as of March 31, 2008	$242	$374	$616

7.	FAIR VALUE MEASUREMENTS:

As discussed in Note 2, the Company adopted FAS 157 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis.  Broadly, the FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  FAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The valuation techniques required by FAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following three-tier fair value hierarchy: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring the Company to develop its own assumptions.

The Company’s adoption of FAS 157 was limited to available-for-sale securities included in a rabbi trust associated with the Company’s deferred compensation plan.  See Note 3, Investments in Marketable Securities, for additional information. The fair values for these securities are based on quoted market prices.

The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2008:

Fair Value Measurements as of
March 31, 2008
	Total	Level	Level	Level
	Carrying Value	1	2	3
Available-for-sale securities	$ 186	$ 186	$ -	$ -
Total	$ 186	$ 186	$ -	$ -

8.	COMMITMENTS AND CONTINGENCIES:

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer AG (Bayer) in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements.  The Company may be named in additional similar lawsuits.  To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings.  In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of March 31, 2008, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense.  The Company did not incur any costs or expenses relating to these matters during 2004, 2005, 2006, 2007 or the first three months of 2008.

Letters of Credit

As of March 31, 2008, the Company has $7.1 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3 for more details.

9.	OTHER COMPREHENSIVE LOSS:

A reconciliation of net loss as reported in the condensed consolidated statements of operations to other comprehensive loss, net of taxes is presented in the table below.

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(1,060)	$(1,901)
Other comprehensive loss
Unrealized holding (loss) gain on
available-for-sale securities	(31)	6
Other comprehensive loss	$(1,091)	$(1,895)

10.	STOCK-BASED COMPENSATION:

On February 27, 2008, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (the Compensation Committee) of the Board of Directors of the Company approved grants of SARs and restricted stock to certain executive officers and members of senior management of the Company.  In approving grants under this plan, the Compensation Committee considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel.  There were 110,610 shares of restricted stock issued with a grant date fair value of $7.73 and 194,538 SARs issued with a grant price of $7.73 in the first quarter of 2008 under the 2008 LTI Plan.

The Company recognized $0.3 million of stock-based compensation expense for the quarters ended March 31, 2008 and 2007. The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

11.	INCOME TAXES:

On a quarterly basis, the Company estimates its effective tax rate for the full year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from operations and the effective tax rate for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Income tax expense	$502	$1,018
Effective income tax rate	(90.0%)	(115.3%)

Income tax expense for the quarter ended March 31, 2008 was primarily due to state taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.  Income taxes for the quarter ended March 31, 2007 were impacted by an increase of $882,000 in the valuation allowance on deferred tax assets.  The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize net deferred tax assets.  The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment.  As a result, the Company maintained a full federal and state valuation allowance for the net deferred tax assets at December 31, 2007 because the Company determined that it was more likely than not that these assets would not be realized.  At March 31, 2008, the Company has a noncurrent deferred tax liability of approximately $1.2 million primarily related to the tax amortization of the tax basis in goodwill associated with the Pharmakon acquisition.  Prior to 2007, the Company netted this deferred tax liability against net deferred tax assets to determine the amount of valuation allowance required.  In the first quarter of 2007 the Company determined that this deferred tax liability would not be realizable for an indeterminate time in the future and consequently should not be included in net deferred tax assets for purposes of calculating the valuation allowance in any period. As a result, the Company increased the valuation allowance by $882,000 in the first quarter of 2007.  The Company believes this increase was not material to the results of operations or its financial position in 2007.  The Company also believes that the additional valuation allowance that would have resulted as of December 31, 2006 and 2005 was not material to the results of operations or the financial position of the Company in those years.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

12.  SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007.  There was approximately $0.1 million of sales between segments in the three-month periods ended March 31, 2008 and 2007.  Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the sales services segment to the other reporting segments since it is impracticable to do so.  The PDI Products Group (PPG) segment did not have any activity in the three-month periods ended March 31, 2008 and 2007.

	Sales	Marketing
	Services	Services	Consolidated
Three months ended March 31, 2008:
Revenue	$25,256	$6,973	$32,229
Operating (loss) income	(1,777)	69	(1,708)
Capital expenditures	198	23	221
Depreciation expense	844	190	1,034

Three months ended March 31, 2007:
Revenue	$26,167	$6,635	$32,802
Operating loss	(1,981)	(262)	(2,243)
Capital expenditures	207	46	253
Depreciation expense	938	186	1,124

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

13.	SUBSEQUENT EVENT - MATERIAL CONTRACT:

On April 11, 2008, the Company issued a press release announcing the signing of a Promotion Agreement (the “Agreement”) with Novartis Pharmaceuticals Corporation (“Novartis”).  The Agreement is the first arrangement entered into by the Company under its previously announced product commercialization strategic initiative.  Pursuant to the agreement, the Company has the co-exclusive right to promote on behalf of Novartis the pharmaceutical product Elidel® (pimecrolimus) Cream 1% (Elidel) to physicians in the United States.  Under the terms of the Agreement, the Company will provide sales representatives to promote Elidel to physicians.  In addition, the Company is obligated under the Agreement to spend at least $7.0 million per year during the term on promotional activities relating to Elidel.  The Company currently intends to make expenditures of approximately $20 to $21 million during the initial 12 months of the Agreement in connection with its sales force activities and the promotion of Elidel.

In exchange for its promotional and sales force activities, the Company will be compensated each quarter based on a specified formula set forth in the Agreement relating to Elidel sales for the quarter.  The term of the Agreement is approximately four years, extending through March 31, 2012, and it may be extended for an additional year upon the mutual consent of the parties.  It is possible that the Company may not receive any compensation if Elidel sales are below certain thresholds set forth in the Agreement.  In addition, if the Agreement is not terminated prior to its scheduled expiration on March 31, 2012, if due under the terms of the Agreement, Novartis will provide the Company with two residual payments in accordance with specified formulas set forth in the Agreement, which are payable 12 and 24 months after the expiration of the term of the Agreement.  The Agreement provides that if one or more major market events occur during the term that significantly affects Elidel, in certain cases either party will have the right to terminate the Agreement.  Either party may terminate the Agreement if the other party materially breaches or fails to perform its obligations under the Agreement.  In addition, either party may terminate the Agreement, effective no earlier than February 2010, upon three months prior notice to the other party if the number of prescriptions for the Product generated in a specified period is less than a predetermined level for that period.  Novartis may terminate the Agreement, effective no earlier than January 2010, without cause upon three months prior notice to the Company subject to the payment of an early termination fee based in part on a fixed amount and in part on a specified formula set forth in the Agreement.

PDI, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act).  Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “may,” “will” or similar words and expressions.  These forward-looking statements are contained throughout this Form 10-Q.

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

Please see Part II – Item 1A – “Risk Factors” in this Form 10-Q and Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as other documents we file or furnish with the United States Securities and Exchange Commission (the SEC) from time to time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth, and, except as required by applicable law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

DESCRIPTION OF REPORTING SEGMENTS AND NATURE OF CONTRACTS

For the three months ended March 31, 2008, our three reporting segments are as follows:
♦	Sales Services:
•	Performance Sales Teams; and
•	Select Access.
♦	Marketing Services:
•	Pharmakon;
•	TVG Marketing Research and Consulting (TVG); and

PDI, Inc.

•	Vital Issues in Medicine (VIM)®.
♦	PDI Products Group (PPG).

An analysis of the results of operations of these segments is contained in Note 12 to the condensed consolidated financial statements and in the discussion under “Consolidated Results of Operations.”

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

PPG

This segment did not have any activity in the three month periods ended March 31, 2008 and 2007.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

	Three Months Ended
	March 31,
Operating data	2008	2007
Revenue, net	100.0%	100.0%
Cost of services	73.0%	72.6%
Gross profit	27.0%	27.4%
Compensation expense	19.0%	18.6%
Other selling, general and administrative expenses	13.3%	15.6%
Total operating expenses	32.3%	34.2%
Operating loss	(5.3%)	(6.8%)
Other income, net	3.6%	4.1%

Loss before income tax	(1.7%)	(2.7%)
Provision for income tax	1.6%	3.1%
Net loss	(3.3%)	(5.8%)

PDI, Inc.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue

Revenue for the quarter ended March 31, 2008 was $32.2 million, 1.7% less than revenue of $32.8 million for the quarter ended March 31, 2007.

Revenue from the sales services segment for the quarter ended March 31, 2008 was $25.3 million, 3.5% less than revenue of $26.2 million from that segment for the quarter ended March 31, 2007.  The decrease is primarily attributable to the expiration of a sales force contract with a significant customer in May 2007.  This loss was offset in large part by new sales force contracts entered into during 2007 in both our Performance Sales Teams and Select Access business units.

Revenue for the marketing services segment was $7.0 million in the quarter ended March 31, 2008, 5.1% more than the $6.6 million of revenue for the quarter ended March 31, 2007.  This increase is attributable to a $500,000 increase in revenue from our Pharmakon business unit from one of its major clients.

Cost of services

Cost of services for the quarter ended March 31, 2008 was $23.5 million, 1.2% less than cost of services of $23.8 million for the quarter ended March 31, 2007.  Cost of services associated with the sales services segment for the quarter ended March 31, 2008 was $19.9 million, 2.1% less than cost of services of $20.3 million for the quarter ended March 31, 2007.  Cost of services associated with the marketing services segment for the quarters ended March 31, 2008 and 2007 were approximately $3.6 million and $3.5 million, respectively.

Gross Profit

The gross profit percentage for the quarter ended March 31, 2008 was 27.0%, a 0.4 percentage point decrease from the quarter ended March 31, 2007.

The gross profit percentage for the quarter ended March 31, 2008 for the sales services segment was 21.2%, a decrease from the 22.3% gross profit percentage for the quarter ended March 31, 2007.  This decrease was primarily attributable to the sales force start-up costs incurred during the first quarter of 2008 associated with our recently announced product commercialization contract; see Note 13 to the condensed consolidated financial statements.

The gross profit percentage for the marketing services segment increased to 48.1% for the quarter ended March 31, 2008 as compared to 47.2% for the quarter ended March 31, 2007.  The increase was attributed to Pharmakon and its higher gross profit margin being a larger percentage of total gross profit for this segment.

Compensation expense

Compensation expense for the quarters ended March 31, 2008 and 2007 was approximately $6.1 million for both periods.  As a percentage of total net revenue, compensation expense increased to 19.0% for the quarter ended March 31, 2008 as compared to 18.6% for the quarter ended March 31, 2007.

Compensation expense for the sales services segment for the quarters ended March 31, 2008 and 2007 was approximately $3.8 million and $3.7 million, respectively.  As a percentage of total net revenue, compensation expense increased to 15.1% for the quarter ended March 31, 2008 as compared to 14.2% for the quarter ended March 31, 2007.

Compensation expense attributable to the marketing services segment for the quarter ended March 31, 2008 was $2.3 million compared with $2.4 million for the quarter ended March 31, 2007.  As a percentage of revenue, compensation expense for the quarter ended March 31, 2008 decreased to 33.3% from 36.1% for the quarter ended March 31, 2007 due to the increased revenue in the segment in 2008.

Other selling, general and administrative expenses

Total other selling, general and administrative expenses were approximately $4.3 million for the quarter ended March 31, 2008 compared with $5.1 million for the quarter ended March 31, 2007.  The decrease is primarily attributable to a significant reduction in the use of outside consultants of approximately $900,000 which pertained to specific projects undertaken in 2007.

Other selling, general and administrative expenses attributable to the sales services segment for the quarter ended March 31, 2008 were $3.3 million, which was 13.1% of revenue, as compared to other selling, general and administrative expenses of $4.1 million, which was 15.7% of revenue for the quarter ended March 31, 2007. This decrease is primarily due to the decrease in consulting costs discussed above.

Other selling, general and administrative expenses attributable to the marketing services segment for the quarters ended March 31, 2008 and 2007 were approximately $1.0 million in both periods.

PDI, Inc.

Operating loss

There was an operating loss of $1.7 million for the quarter ended March 31, 2008 as compared to an operating loss for the quarter ended March 31, 2007 of approximately $2.2 million.  This decrease is primarily attributable to the reduction in other selling, general and administrative expenses discussed above.

There was an operating loss of $1.8 million for the quarter ended March 31, 2008 for the sales services segment, approximately $200,000 less than the operating loss of $2.0 million for that segment for the quarter ended March 31, 2007.  This was primarily due to the decrease in other selling, general and administrative expenses discussed above, partially offset by transaction and start-up costs associated with our recently announced product commercialization contract.

There was operating income for the marketing services segment of $69,000 for the quarter ended March 31, 2008 compared to an operating loss of $262,000 in that segment for the quarter ended March 31, 2007.  The increase in operating income is due primarily to higher revenue and gross profit for our Pharmakon business unit.

Other income, net

Other income, net, for the quarters ended March 31, 2008 and 2007 was $1.2 million and $1.4 million, respectively and consisted primarily of interest income.  The decrease in interest income is due to a reduction in interest rates for the quarter ended March 31, 2008 and lower available cash balances.

Income tax expense

The federal and state corporate income tax expense was approximately $502,000 for the quarter ended March 31, 2008, compared to income tax expense of $1.0 million for the quarter ended March 31, 2007. The effective tax rate for the quarter ended March 31, 2008 was 90.0%, compared to an effective tax rate of 115.3% for the quarter ended March 31, 2007.  Income tax expense for the quarter ended March 31, 2008 was primarily due to state taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.   Income taxes for the quarter ended March 31, 2007 were impacted by an increase of $882,000 in the valuation allowance on deferred tax assets.

Net loss

There was a net loss for the quarter ended March 31, 2008 of approximately $1.1 million, compared to a net loss of approximately $1.9 million for March 31, 2007 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had cash and cash equivalents and short-term investments of approximately $111.1 million and working capital of $112.3 million, compared to cash and cash equivalents and short-term investments of approximately $107.0 million and working capital of approximately $111.6 million at December 31, 2007.

For the three months ended March 31, 2008, net cash provided by operating activities was $4.0 million, compared to $6.8 million net cash provided by operating activities for the three months ended March 31, 2007.  The main component of cash provided by operating activities during the three months ended March 31, 2008 was a $13.0 million reduction in accounts receivables.  This was partially offset by a reduction in unearned revenue of $3.2 million and accrued incentives of $2.3 million.

As of March 31, 2008, we had $5.6 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of March 31, 2008, we had $5.2 million of unearned contract revenue.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the three months ended March 31, 2008, net cash used in investing activities was $1.7 million as compared to net cash provided by investing activities of $2.9 million for the comparable prior year period.  We had approximately $221,000 and $253,000 of capital expenditures primarily for computer equipment and software during the three months ended March 31, 2008 and 2007, respectively.  For both periods, all capital expenditures were funded out of available cash.  There were no cash flows from financing activities in either period.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the three months ended March 31, 2008, we had three major clients that accounted for approximately 20.8%, 20.1%, and 10.8%, respectively, or a total of 51.7% of our service revenue.  We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.  In addition, Select Access’ services to a significant customer (our second largest in the quarter) are seasonal in nature, occurring primarily in the winter season.

PDI, Inc.

In April 2008, we signed a promotion agreement with Novartis.  See Note 13 to the condensed consolidated financial statements for more details.  Under terms of the agreement, we will provide sales representatives, at our own cost and expense, to promote a pharmaceutical product to physicians.  In addition, we are obligated to spend at least $7.0 million per year during the term on promotional activities relating to this product.  We currently intend to make expenditures of approximately $20 to $21 million during the initial 12 months of the agreement in connection with our sales force activities and the promotion of this product.  In addition, we provided a $1.0 million upfront payment to Novartis in the second quarter of 2008 as per the terms of the agreement.  Under this arrangement, we will be compensated each quarter based on a specified formula set forth in the contract relating to product sales during the quarter.  Therefore, our inability to increase the sales of the product above a pre-determined quarterly baseline could have a material adverse effect on our business, financial condition and results of operations.  In addition, we currently expect to occur net losses on this product commercialization arrangement during fiscal year 2008 due to the costs associated with implementing the program and our expectation that a ramp up period will be necessary before any meaningful increase in product prescriptions can be achieved.

Contractual Obligations

We have committed cash outflow related to operating lease agreements, and other contractual obligations. At March 31, 2008, minimum payments for these long-term obligations were:

			2009-	2011-	After
	Total	2008	2010	2012	2012
Contractual obligations (1)	$3,977	$2,545	$1,432	$-	$-
Operating lease obligations
Minimum lease payments	27,573	3,226	6,529	6,526	11,292
Less minimum sublease rentals (2)	(6,171)	(1,058)	(1,992)	(1,357)	(1,764)
Net minimum lease payments	21,402	2,168	4,537	5,169	9,528
Total	$25,379	$4,713	$5,969	$5,169	$9,528

(1)	Amounts represent contractual obligations related to software license contracts, data center hosting, and outsourcing contracts for software system support.

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

As discussed above and in Note 13 to the condensed consolidated financial statements, we entered into a promotion agreement with Novartis in April 2008.  Under the terms on this agreement, we are obligated to spend at least $7.0 million per year during the term on product promotional activities.  The table above reflects contractual obligations at March 31, 2008 and, therefore, does not include these obligations.

Although we expect to incur a net loss for the year ending December 31, 2008, we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements for at least the next 12 months. However, we may require alternative forms of financing if and when we make acquisitions, which are currently a component of our long-term strategic plan.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk).  Our financial instruments are not currently subject to foreign currency risk or commodity price risk.  We have no financial instruments held for trading purposes and we have no interest bearing long term or short term debt. At March 31, 2008 and December 31, 2007 we did not hold any derivative financial instruments.

PDI, Inc.

The objectives of our investment activities are to preserve capital, maintain liquidity and maximize returns without significantly increasing risk.  In accordance with our investment policy, we attempt to achieve these objectives by investing our cash in a variety of financial instruments.  These investments are principally restricted to government sponsored enterprises, high-grade bank obligations, invetsment-grade corporate bonds, certain money market funds of investment grade debt instruments such as obligations of the U.S. Treasury and U.S. Federal Government Agencies, municipal bonds and commercial paper.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.  Our cash and cash equivalents and short term investments at March 31, 2008 were composed of the instruments described in the preceding paragraph and all of those investments mature by August 2008.  If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the near term maturity.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer in the United States until early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements.  We may be named in additional similar lawsuits.  To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings.  In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of December 31, 2007, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense.  We did not incur any costs or expenses relating to these matters during 2005, 2006, 2007 or the first three months of 2008.

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

PDI, Inc.

results of operations, litigation is subject to inherent uncertainties.  Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial condition or results of operations.  Legal fees are expensed as incurred.

Item 1A. Risk Factors

In addition to the factors generally affecting the economic and competitive conditions in our markets, you should carefully consider the additional risk factors that could have a material adverse impact on our business, financial condition or results of operations, which are set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Other than as described below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We may be unable to generate sufficient revenue from product commercialization opportunities that we pursue to offset the costs and expenses associated with implementing and maintaining these types of programs.

On April 11, 2008, we announced that we had entered into our first arrangement under our product commercialization strategic initiative to provide sales and marketing support services in connection with the promotion of a pharmaceutical product on behalf of Novartis Pharmaceuticals Corporation (Novartis) in exchange for a percentage of revenue from product sales in excess of certain thresholds.  We currently intend to make expenditures of approximately $20 to $21 million during the initial 12 months of the agreement in connection with our sales force activities and promotion of the product.  In addition, we currently intend to explore additional opportunities to enter into similar types of arrangements with pharmaceutical companies under this strategic initiative. These types of arrangements typically require us to make a significant upfront investment of our resources and are generally expected to generate losses in the early stages as program ramp up occurs.  In addition, the compensation we will receive is expected to be dependent on sales of the product, and in certain arrangements, including our arrangement with Novartis, we will not receive any compensation unless product sales exceed certain thresholds.  There can be no assurance that we can generate sufficient product sales for these arrangements to be profitable for us.  In addition, there are a number of factors that could negatively impact product sales during the term of a product commercialization contract, many of which are beyond our control, including withdrawal of the product from the market, the launch of a therapeutically equivalent generic version of the product, the introduction of a competing product, loss of managed care covered lives, a significant disruption in the manufacture or supply of the product as well as other significant events that could affect sales of the product or the prescription market for the product.  Therefore, the revenue we receive, if any, from product sales under these types of arrangements may not be sufficient to offset the costs incurred by us implementing and maintaining these programs.  In addition, our agreement with Novartis provides, and any agreements we enter into in the future may provide, certain early termination rights.  If our agreement with Novartis, or a similar arrangement we may enter into in the future, were to be terminated prior to its scheduled expiration, our expected revenue and profitability could be materially and adversely affected due to our significant upfront investment of sales force and other promotional resources during the ramp up period for these types of programs.

Item 6.  Exhibits

New exhibits, listed as follows, are attached:

Exhibit No.	Description

10.17	Form of Employment Separation Agreement between the Company and Kevin Connolly.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.1.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.2.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.1.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.2.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2008	PDI, Inc.
(Registrant)

/s/ Michael J. Marquard
Michael J. Marquard
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer