Form 10-Q
period 2008-06-30
PDI INC
filed 2008-08-07
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 4, 2008
Common stock, $0.01 par value	14,259,768

	PDI, Inc.
	Form 10-Q for Period Ended June 30, 2008
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	25

Signatures		25

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,964	$99,185
Short-term investments	6,662	7,800
Accounts receivable, net	17,861	22,751
Unbilled costs and accrued profits on contracts in progress	3,238	3,481
Other current assets	6,322	7,558
Total current assets	130,047	140,775
Property and equipment, net	6,634	8,348
Goodwill	13,612	13,612
Other intangible assets, net	14,028	14,669
Other long-term assets	1,975	2,150
Total assets	$166,296	$179,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,203	$2,792
Unearned contract revenue	4,239	8,459
Accrued salary and bonus	6,354	7,136
Other accrued expenses	10,938	10,801
Total current liabilities	23,734	29,188
Long-term liabilities	10,119	10,177
Total liabilities	33,853	39,365

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,299,247 and 15,222,715 shares issued, at June 30, 2008 and
December 31, 2007, respectively; 14,259,768 and 14,183,236 shares
outstanding, at June 30, 2008 and December 31, 2007, respectively	153	152
Additional paid-in capital	121,243	120,422
Retained earnings	24,481	33,018
Accumulated other comprehensive (loss) income	(1)	30
Treasury stock, at cost - 1,039,479 shares	(13,433)	(13,433)
Total stockholders' equity	132,443	140,189
Total liabilities and stockholders' equity	$166,296	$179,554

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue, net	$30,399	$27,784	$62,628	$60,586
Cost of services	26,809	20,633	50,339	44,461
Gross profit	3,590	7,151	12,289	16,125

Compensation expense	7,177	6,327	13,310	12,425
Other selling, general and administrative expenses	4,313	4,711	8,587	9,830
Total operating expenses	11,490	11,038	21,897	22,255
Operating loss	(7,900)	(3,887)	(9,608)	(6,130)

Other income, net	800	1,577	1,950	2,937
Loss before income tax	(7,100)	(2,310)	(7,658)	(3,193)
Provision for income tax	377	187	879	1,205

Net loss	$(7,477)	$(2,497)	$(8,537)	$(4,398)

Loss per share of common stock:
Basic	$(0.53)	$(0.18)	$(0.61)	$(0.32)
Diluted	(0.53)	(0.18)	(0.61)	(0.32)

Weighted average number of common shares and
common share equivalents outstanding:
Basic	13,986	13,931	13,978	13,920
Diluted	13,986	13,931	13,978	13,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash Flows From Operating Activities
Net loss from operations	$(8,537)	$(4,398)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	2,684	2,844
Deferred income taxes, net	82	750
Provision for bad debt	15	9
Recovery of doubtful notes	-	(150)
Stock-based compensation	822	576
Other (gains), losses and expenses, net	(7)	32
Other changes in assets and liabilities:
Decrease in accounts receivable	4,890	6,243
Decrease in unbilled costs	243	1,741
Decrease in other current assets	1,251	2,021
Decrease in other long-term assets	175	175
Decrease in accounts payable	(589)	(1,928)
Decrease in unearned contract revenue	(4,220)	(3,610)
Decrease in accrued salaries and bonus	(782)	(3,651)
Increase (decrease) in accrued liabilities	409	(3,164)
Decrease in long-term liabilities	(146)	(265)
Net cash used in operating activities	(3,710)	(2,775)

Cash Flows From Investing Activities
Purchase of available-for-sale investments	-	(11,700)
Proceeds from sales of available-for-sale investments	-	32,585
Purchase of held-to-maturity investments	(9,312)	(6,692)
Proceeds from maturities of held-to-maturity investments	10,156	34,716
Loan repayments	-	150
Purchase of property and equipment	(355)	(567)
Net cash provided by investing activities	489	48,492

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	-	(138)
Net cash used in financing activities	-	(138)

Net (decrease) increase in cash and cash equivalents	(3,221)	45,579
Cash and cash equivalents – beginning	99,185	45,221
Cash and cash equivalents – ending	$95,964	$90,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the SEC).  The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements.  Certain significant customers engage the Company’s services on a seasonal basis and therefore, operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include incentives earned or penalties incurred on contracts, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, fair value of assets, income tax accruals, and facilities realignment accruals.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.

Basic and Diluted Net Income per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic weighted average number of	13,986	13,931	13,978	13,920
of common shares
Dilutive effect of stock options, SARs,
and restricted stock	-	-	-	-
Diluted weighted average number
of common shares	13,986	13,931	13,978	13,920

Outstanding options to purchase 333,891 shares of common stock and 361,902 stock-settled stock appreciation rights (SARs) at June 30, 2008 were not included in the computation of loss per share as they would be anti-dilutive.  Outstanding options to purchase 524,386 shares of common stock and 303,105 stock-settled stock appreciation rights (SARs) at June 30, 2007 were not included in the computation of loss per share as they would be anti-dilutive.

Investments in Marketable Securities

As part of its cash management program, the Company maintains a portfolio of marketable investment securities.  The fair values for marketable securities are based on publicly available market prices.  Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. Held-to-maturity investments are stated at amortized cost.  Interest income is accrued as earned.  Realized gains and losses are computed based upon specific identification and included in other income, net in the consolidated statement of operations.  The Company does not have any investments classified as “trading.”

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Fair Value of Financial Instruments

The Company considers carrying amounts of cash, accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  Marketable securities classified as available-for-sale are carried at fair value.   Marketable securities classified as held-to-maturity are carried at amortized cost which approximates fair value.  The fair value of letters of credit is determined to be $0 as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Recently Issued Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R). FAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. FAS 141R also includes a substantial number of new disclosure requirements. FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects FAS 141R will have an impact on its accounting for any future business combinations once adopted but the effect is dependent upon the nature and timing of any acquisitions that may be made in the future.

Recently Adopted Standards

SFAS No. 157, “Fair Value Measurements” (FAS 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is to be applied when other standards require or permit the use of fair value measurement of an asset or liability.  SFAS 157 was adopted on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective on January 1, 2009.   The initial adoption of FAS 157 had no impact the Company’s consolidated financial position or results of operations; however, the Company is now required to provide additional disclosures as part of its financial statements.  See Note 6, Fair Value Measurements.  The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and, therefore, has not yet determined the impact that it will have on the Company’s financial statements upon full adoption in 2009.  Nonfinancial assets and liabilities for which the Company has not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

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

The Company’s available-for-sale investments are carried at fair value and consist of assets in a rabbi trust associated with its deferred compensation plan at June 30, 2008 and December 31, 2007.  At June 30, 2008 and December 31, 2007, the carrying value of available-for-sale securities was approximately $166,000 and $459,000, respectively, which are included in short-term investments.  The available-for-sale securities within the Company’s deferred compensation plan at June 30, 2008 and December 31, 2007 consisted of approximately $86,000 and $198,000 respectively, in money market accounts, and approximately $80,000 and $261,000, respectively, in mutual funds.  At June 30, 2008 and December 31, 2007, included in accumulated other comprehensive income were gross unrealized gains of approximately $3,000 and $51,000, respectively, and gross unrealized losses of approximately $5,000 and $2,000, respectively.  In the six month periods ended June 30, 2008 and 2007, included in other income, net were gross realized gains of approximately $29,000 and $20,000, respectively, and no gross realized losses.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company’s other marketable securities consist of a laddered portfolio of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and corporate debt securities.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  Held-to-maturity securities are carried at amortized cost and have a weighted average maturity of 1.6 months.

The Company has standby letters of credit of approximately $5.9 million and $7.3 million at June 30, 2008 and December 31, 2007, respectively, as collateral for its existing insurance policies and its facility leases.  Certain held-to-maturity investments are maintained in separate accounts to support these letters of credit.  The weighted average maturity of these investments is 18.8 months at June 30, 2008.

At June 30, 2008 and December 31, 2007, held-to-maturity investments were included in short-term investments (approximately $6.5 million and $7.3 million, respectively), other current assets (approximately $3.9 and $5.1 million, respectively) and other long-term assets (approximately $2.0 million and $2.2 million, respectively).  At June 30, 2008 and December 31, 2007, held-to-maturity investments included:

	June 30,	December 31,
	2008	2007
Investments supporting Letters of Credit:
Cash/money accounts	$-	$2,390
US Treasury securities	1,474	1,498
Government agency securities	4,389	3,400
	5,863	7,288
Short-term investments:
Corporate debt securities	6,385	7,340
Government agency securities	111	-
Total	$12,359	$14,628

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

For the six months ended June 30, 2008, there were no changes to the carrying amount of goodwill as compared to the year ended December 31, 2007.

All identifiable intangible assets recorded as of June 30, 2008 are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.

	As of June 30, 2008			As of December 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$140	$107	$33	$140	$93	$47
Customer relationships	16,300	4,166	12,134	16,300	3,622	12,678
Corporate tradename	2,500	639	1,861	2,500	556	1,944
Total	$18,940	$4,912	$14,028	$18,940	$4,271	$14,669

Amortization expense for the three months ended June 30, 2008 and 2007 was $320,000. Amortization expense for the six months ended June 30, 2008 and 2007 was $641,000.  Estimated amortization expense for the current year and the next four years is as follows:

2008	2009	2010	2011	2012
$ 1,281	$ 1,272	$ 1,253	$ 1,253	$ 1,253

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

5.	FACILITIES REALIGNMENT:

The Company recorded facility realignment charges totaling approximately $1.0 million, $2.0 million and $2.4 million during 2007, 2006 and 2005, respectively.  These charges were for costs related to excess leased office space the Company had at its Saddle River, New Jersey and Dresher, Pennsylvania facilities.  The Company has real estate lease contracts for these spaces and is required to make payments over the remaining lease term (January 2016 and November 2016 for the Saddle River, New Jersey facility and for the Dresher, Pennsylvania facility, respectively).  All lease termination amounts are shown net of projected sublease income.  The expenses are reported in other selling, general and administrative expenses within the reporting segment that it resides in and the accrual balance is reported in other accrued expenses and long-term liabilities on the balance sheet.  In 2007, the Company sublet the excess office space at its Saddle River location and two of the three vacant spaces at its Dresher location.  The Company is currently seeking to sublease the remaining excess space at its Dresher location.  A rollforward of the activity for the facility realignment plan is as follows:

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2007	$274	$401	$675
Accretion	3	4	7
Payments	(58)	(59)	(117
Balance as of June 30, 2008	$219	$346	$565

6.	FAIR VALUE MEASUREMENTS:

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

The Company’s adoption of FAS 157 was limited to its investment in marketable securities.  See Note 3, Investments in Marketable Securities, for additional information. The fair values for these securities are based on quoted market prices.

The following table presents financial assets and liabilities measured at fair value at June 30, 2008:

	Carrying	Fair	Fair Value Measurements at June 30, 2008
	Amount	Value	Level 1	Level 2	Level 3
Available-for-sale securities	$166	$166	$166	$-	$-
Held-to-maturity securities	12,359	12,359	12,359	-	-
Total	$12,525	$12,525	$12,525	$-	$-

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

7.	COMMITMENTS AND CONTINGENCIES:

Due to the nature of the businesses in which the Company is engaged, such as product detailing and in the past, the distribution of pharmaceutical and other healthcare products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer AG (Bayer) in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements.  The Company may be named in additional similar lawsuits.  To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings.  In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of June 30, 2008, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense.  The Company has not incurred any costs or expenses relating to these matters since 2003.

Letters of Credit

As of June 30, 2008, the Company has $5.9 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3 for additional information.

8.	OTHER COMPREHENSIVE LOSS:

A reconciliation of net loss as reported in the condensed consolidated statements of operations to other comprehensive loss is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(7,477)	$(2,497)	$(8,537)	$(4,398)
Other comprehensive income
Reclassification adjustment for
realized gains	-	-	(18)	-
Unrealized holding gain/(loss) on
available-for-sale securities	-	15	(14)	9
Other comprehensive loss	$(7,477)	$(2,482)	$(8,569)	$(4,389)

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

9.	STOCK-BASED COMPENSATION:

On February 27, 2008, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (the Compensation Committee) of the Board of Directors of the Company approved grants of SARs and restricted stock to certain executive officers and members of senior management of the Company.  In approving grants under this plan, the Compensation Committee considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel.  There were 110,610 shares of restricted stock issued with a grant date fair value of $7.73 per share and 194,538 SARs issued with a grant price of $7.73 in the first quarter of 2008.  In June the Company issued 44,440 restricted stock units with a grant date fair value of $8.10 per unit to the non-employee independent members of the Company’s Board of Directors on the date of its Annual Meeting of Stockholders. Additionally, in June, the current chief executive officer was awarded 6,054 shares of common stock with a grant date fair value of $8.26 per share.

The Company recognized stock-based compensation expense totaling $0.5 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively and $0.8 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.  The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

10.	INCOME TAXES:

On a quarterly basis, the Company estimates its effective tax rate for the full year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense and the effective tax rate for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income tax expense	$377	$187	$879	$1,205
Effective income tax rate	5.3%	8.1%	11.5%	37.7%

Income tax expense for the six months ended June 30, 2008 was primarily due to state taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.  Income taxes for the six months ended June 30, 2007 were impacted by an increase of $0.9 million in the valuation allowance on deferred tax assets.  The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize net deferred tax assets.  The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment.  As a result, the Company maintained a full federal and state valuation allowance for the net deferred tax assets at December 31, 2007 because the Company determined that it was more likely than not that these assets would not be realized.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

11.	PRODUCT COMMERCIALIZATION CONTRACT:

On April 11, 2008, the Company issued a press release announcing the signing of a promotion agreement with Novartis Pharmaceuticals Corporation (Novartis).  Pursuant to the agreement, the Company has the co-exclusive right to promote on behalf of Novartis the pharmaceutical product Elidel® (pimecrolimus) Cream 1% (Elidel) to physicians in the United States. Under terms of the agreement, the Company is providing sales representatives to promote Elidel to physicians.  In addition, the Company is obligated under the agreement to spend at least $7.0 million per year during the term on promotional activities relating to Elidel.  The Company currently intends to make expenditures of approximately $20 to $21 million during the initial 12 months of the agreement in connection with its sales force activities and the promotion of Elidel.  During the second quarter of 2008, the Company paid an up-front nonrefundable fee of $1.0 million that is required under accounting guidance to be shown as a reduction of revenue.  The Company had no revenue from this customer in the second quarter of 2008, but does expect to record revenue from this customer in future periods.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

In exchange for its promotional and sales force activities, the Company will be compensated each quarter based on a specified formula set forth in the agreement relating to Elidel sales for the quarter.  The term of the agreement is approximately four years, extending through March 31, 2012, and it may be extended for an additional year upon the mutual consent of the parties.  It is possible that the Company may not receive any compensation if Elidel sales are below certain thresholds set forth in the agreement.  In addition, if the agreement is not terminated prior to its scheduled expiration on March 31, 2012, if due under the terms of the agreement, Novartis will provide the Company with two residual payments in accordance with specified formulas set forth in the agreement, which are payable 12 and 24 months after the expiration of the term of the agreement.  The agreement provides that if one or more major market events occur during the term that significantly affects Elidel, in certain cases either party will have the right to terminate the agreement.  Either party may terminate the agreement if the other party materially breaches or fails to perform its obligations under the agreement.  In addition, either party may terminate the agreement, effective no earlier than February 2010, upon three months prior notice to the other party if the number of prescriptions for Elidel generated in a specified period is less than a predetermined level for that period.  Novartis may terminate the agreement, effective no earlier than January 2010, without cause upon three months prior notice to the Company subject to the payment of an early termination fee based in part on a fixed amount and in part on a specified formula set forth in the agreement.

12.	SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007.  There was approximately $0.1 and $0.2 million of sales between segments in the three and six-month periods ended June 30, 2008 and $0 and $0.1 million in the three and six-month periods ended June 30, 2007.  In 2008, the Product Commercialization segment (formerly the PPG segment) had activity; there was no activity in this segment during 2007.  Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the sales services segment to the other reporting segments since it is impracticable to do so.

	Sales	Marketing	Product
	Services	Services	Commercialization	Consolidated
Three months ended June 30, 2008:
Revenue	$23,401	$7,998	$(1,000)	$30,399
Operating (loss) income	(2,284)	119	(5,735)	(7,900)
Capital expenditures	107	27	-	134
Depreciation expense	778	182	42	1,002

Three months ended June 30, 2007:
Revenue	$19,538	$8,246	$-	$27,784
Operating (loss) income	(4,449)	562	-	(3,887)
Capital expenditures	265	49	-	314
Depreciation expense	858	206	-	1,064

Six months ended June 30, 2008:
Revenue	$48,657	$14,971	$(1,000)	$62,628
Operating (loss) income	(3,254)	187	(6,541)	(9,608)
Capital expenditures	305	50	-	355
Depreciation expense	1,622	372	42	2,036

Six months ended June 30, 2007:
Revenue	$45,705	$14,881	$-	$60,586
Operating (loss) income	(6,430)	300	-	(6,130)
Capital expenditures	472	95	-	567
Depreciation expense	1,796	392	-	2,188

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

13.	SUBSEQUENT EVENT:

On July 31, 2008, the Company received notification from a client that due to generic competition, effective September 30, 2008, it will be terminating a sales force program that represents a significant portion of the Company’s overall revenue from this client. This sales force program, which was originally scheduled to expire in April 2008, had been recently extended through March 2009.  As of June 30, 2008, approximately 11.3% of the Company’s revenue was derived from this contract, and the Company anticipates that the termination of this sales force contract will reduce revenue by approximately $3.5 million during the fourth quarter of 2008.

Effective July 31, 2008, the Company completed the planned conversion of a specialty sales force program, with the client internalizing the sales team to its own headcount.  This program accounted for approximately $2.3 million of the Company’s revenue during the three months ended June 30, 2008.

PDI, Inc.
Quarterly Report on Form 10-Q
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

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These statements also involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and life sciences industries;
•	Loss of one or more of our significant customers or a material reduction in service revenues from such customers;
•	Our ability to fund and successfully implement our long-term strategic plan;
•	Our ability to successfully develop product commercialization opportunities;
•	Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;
•	Our ability to meet performance goals in incentive-based and revenue sharing arrangements with customers;
•	Competition in our industry;
•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•	Product liability claims against us;
•	Changes in laws and healthcare regulations applicable to our industry or our, or our customers’ failure to comply with such laws and regulations;
•	Volatility of our stock price and fluctuations in our quarterly revenues and earnings;
•	Potential liabilities associated with insurance claims; and
•	Failure of, or significant interruption to, the operation of our information technology and communications systems.

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

OVERVIEW

We are a leading provider of contract sales teams in the U.S. to pharmaceutical companies.   Additionally, we provide marketing research, physician interaction and medical education programs.  Our services offer customers a range of promotional and educational options for the commercialization of their products throughout their lifecycles, from development through maturity.

Our business depends in large part on demand from the pharmaceutical and life sciences industries for outsourced sales and marketing services.  This demand has been influenced by certain industry-wide factors affecting pharmaceutical companies in recent years, including, among other things, pricing and access, intellectual property rights (including the introduction of competitive generic products), the regulatory environment and pipeline productivity.  Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue.  Additionally, a number of pharmaceutical companies have recently made changes to their commercial models by reducing the number of sales representatives employed internally and through outside organizations like us.  A very significant source of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore been significantly impacted by cost control measures implemented by these companies, including a substantial reduction in the number of sales representatives deployed.  This has culminated in the expiration and termination of a number of our significant sales force contracts during 2006 and 2007, including our sales force engagements with AstraZeneca, GlaxoSmithKline, sanofi-aventis and another large pharmaceutical company customer.  These four customers

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

accounted for approximately $150.9 million in revenue during 2006 and $15.9 million in revenue during 2007.  In addition, we received notification from a client on July 31, 2008 that due to generic competition, it will be terminating a significant sales force program, effective September 30, 2008.  We anticipate that the termination of this sales force contract will reduce revenue by approximately $3.5 million during the fourth quarter of 2008.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth of our sales and marketing services businesses, which provide our pharmaceutical company clients with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through outsourcing.  In response to recent market conditions, we are in the process of implementing a five-year strategic plan that is intended to drive revenue growth, diversify the sources of our revenue, increase profit margins and enhance our competitiveness in the markets we serve.  Our strategic plan has been formulated to address the changes in the pharmaceutical sales environment while simultaneously capitalizing on our core strengths in pharmaceutical sales and marketing services.  The primary goals of this strategic plan include the following:

Recapture our position as the leading contract sales organization

While the total number of sales representatives in the U.S. has decreased over the past few years, we believe that there are opportunities for increased penetration of this market by contract sales organizations in the near and long-term.  Therefore, we have taken measures to strengthen our business development capabilities, including a focus on alternate business development channels, and we have focused on creating new and differentiated contract sales service offerings, including the introduction during 2007 of our “PDI ON DEMAND” suite of flexible service offerings designed to meet our customers’ evolving needs.  These efforts have culminated in a number of new sales force engagements entered into during 2007 and 2008, which have partially offset the lost revenues from the significant sales force contracts that expired and were terminated during 2006 and 2007.

Leverage our sales and marketing expertise to capitalize on product commercialization opportunities

The recent trends in the pharmaceutical industry described above have led to a reduction in the revenue generated by our typical fee for service contract sales arrangements and have the potential to place additional pressures on profit margins for our traditional sales services offerings.  In response, we recently implemented a product commercialization strategic initiative in which we utilize our analytics capabilities to identify what we believe to be attractive opportunities and seek to enter into arrangements with pharmaceutical companies to provide sales and marketing support services in connection with the promotion of pharmaceutical products in exchange for a percentage of product sales.  While these arrangements involve significantly more risk than our typical fee for service contracts with respect to a return on our investment and are likely to result in losses for us during the early stages of the initiative as program ramp-up occurs, these opportunities are intended to provide us with the ability to extend our revenue streams through multi-year arrangements and with potentially higher profit margins over the term of the initiative.  In April 2008, we announced the signing of our first agreement under this initiative with Novartis.

Enhance our commercialization capabilities in order to provide a broader base of services and more diversified sources of revenue

We believe that it is critical to the growth of our business to identify and build internally, through partnerships and/or acquire complimentary commercialization services to the sales and marketing services that we currently provide to our customers.  We intend to focus our efforts on adding services that strengthen our core business, expand the scope of our current service offerings and/or provide our customers with alternate methods for physician and healthcare professional engagement.  During 2007, our TVG business unit launched three new decision support products that are being utilized by our clients.

DESCRIPTION OF REPORTING SEGMENTS AND NATURE OF CONTRACTS

For the six months ended June 30, 2008, our three reporting segments were as follows:
♦	Sales Services, which is comprised of the following business units:
•	Performance Sales Teams; and
•	Select Access.
♦	Marketing Services, which is comprised of the following business units:
•	Pharmakon;
•	TVG Marketing Research and Consulting (TVG); and
•	Vital Issues in Medicine (VIM)®.
♦	Product Commercialization (formally PDI Products Group).

An analysis of the results of operations of these segments is contained in Note 12 to the condensed consolidated financial statements and in the discussion under “Consolidated Results of Operations.”

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Nature of Contracts by Segment

Except for contracts within our product commercialization business segment, our contracts are nearly all fee for service.  They may contain operational benchmarks, such as a minimum amount of activity within a specified amount of time.  These contracts can include incentive payments that can be earned if our activities generate results that meet or exceed agreed performance targets.  Contracts may generally be terminated with or without cause by our clients.  Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks.

Sales Services

These contracts are generally for terms of one to two years and may be renewed or extended.  The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice.  Certain contracts provide for termination payments if the client terminates the contract without cause.  Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination.  The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Marketing Services

Our marketing services contracts generally take the form of either master service agreements with a term of one to three years, or contracts specifically related to particular projects with terms for the duration of the project, typically lasting from two to six months.  These contracts are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business, financial condition or results of operations.  Due to the typical size of most of TVG’s and VIM’s contracts, it is unlikely the loss or termination of any individual TVG or VIM contract would have a material adverse effect on our business, financial condition, results of operations or cash flow.

Product Commercialization

We currently expect that these contracts will typically be multi-year arrangements with limited termination rights in which we are responsible for the sales force and potentially other marketing costs relating to the promotion of the pharmaceutical product, and we will receive revenues under the agreement only if and when product sales or prescriptions exceed certain pre-determined thresholds.  These contracts will likely involve significant upfront investment of our resources with no guaranteed return on investment and are expected to generate losses in the initial period of the contract as program ramp up occurs.  In April 2008, we entered into our first contract under our product commercialization initiative with Novartis.  See Note 11 to the condensed consolidated financial statements for additional information.

CRITICAL ACCOUNTING POLICIES

For a summary of all of our significant accounting policies, see Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007.  The accounting policy discussed below has been updated due to the new promotional program included in the product commercialization segment.

Revenue Recognition and Associated Costs (Updated)

Under our promotional program included in the commercialization segment, we currently recognize revenue quarterly based on three factors:

•
The number of prescriptions filled in excess of the pre-established baseline established in the agreement.  The total number of prescriptions filled in a quarter is based on information supplied by a major independent supplier of industry prescription data.

•	The average net sales value per unit of the product as reported to us by the customer.
•	The revenue sharing percentage in the agreement.

Our actual revenue recognized each quarter is calculated by multiplying the result of the above three factors. Accordingly, the revenues recognized (if any) under this contract will be directly impacted by prescription data reported by a major independent supplier of prescription data, the customer’s revenue recognition policy and other accounting policies used to determine average net sales value per unit (which include reductions for estimates of sales returns, credits and allowances, normal trade and cash discounts, managed cared sales rebates and other allocated costs as identified in the agreement).

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Additionally, we must perform a minimum number of sales calls to designated physicians each year, and the failure to satisfy this requirement could result in penalties for us or provide customer with the ability to terminate the agreement.  It is possible that we may not receive any compensation if product sales are below certain thresholds set forth in the agreement.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating data	2008	2007	2008	2007
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	88.2%	74.3%	80.4%	73.4%
Gross profit	11.8%	25.7%	19.6%	26.6%
Compensation expense	23.6%	22.8%	21.3%	20.5%
Other selling, general and administrative expenses	14.2%	17.0%	13.7%	16.2%
Total operating expenses	37.8%	39.7%	35.0%	36.7%
Operating loss	(26.0%)	(14.0%)	(15.3%)	(10.1%)
Other income, net	2.6%	5.7%	3.1%	4.8%

Loss before income tax	(23.4%)	(8.3%)	(12.2%)	(5.3%)
Provision for income tax	1.2%	0.7%	1.4%	2.0%

Net loss	(24.6%)	(9.0%)	(13.6%)	(7.3%)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue

	Quarter Ended
	June 30,
	2008	2007	Change ($)	Change (%)
Sales services	$23,401	$19,538	$3,863	19.8%
Marketing services	7,998	8,246	(248)	(3.0%)
Product commercialization	(1,000)	-	(1,000)	-
Total	$30,399	$27,784	$2,615	9.4%

Revenue from the sales services segment for the quarter ended June 30, 2008 increased by approximately $3.9 million primarily due to an increase of $2.8 million, or 60.9%, within our Select Access business unit as a result of new sales force engagements.  Revenue for the marketing services segment was down slightly for the quarter ended June 30, 2008 when compared to the quarter ended June 30, 2007.  The product commercialization segment recorded negative revenue of $1.0 million for the quarter ended June 30, 2008.  This pertained to a non-refundable upfront payment we made to Novartis as per the terms of our promotion agreement which has been recognized as negative revenue pursuant to EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product."  This segment had no revenue in 2007.

Gross Profit

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
June 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$5,166	22.1%	$3,380	42.3%	$(4,956)	-	$3,590	11.8%
2007	3,148	16.1%	4,003	48.5%	-	-	7,151	25.7%
Change ($)	$2,018		$(623)		$(4,956)		$(3,561)

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

The increase of approximately $2.0 million in gross profit for the sales services segment can be attributed to: 1) increased revenues and 2) the fact that our largest sales force program was starting in the second quarter of 2007 and as a result of the start-up costs we realized a much lower margin percentage then it has had in the second quarter of 2008.

The decrease of approximately $0.6 million in gross profit for the marketing services segment was mainly attributable to a decrease at our TVG business unit.  TVG was impacted by some larger projects worked on in the quarter that had single-digit margin percentages associated with them and subsequently lowered the overall gross profit percentage for TVG.

The product commercialization segment’s negative gross profit was entirely attributable to the start-up of our new promotional program under our product commercialization segment in the second quarter.

Compensation expense

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
June 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$4,392	18.8%	$2,284	28.6%	$501	-	$7,177	23.6%
2007	4,160	21.3%	2,167	26.3%	-	-	6,327	22.8%
Change ($)	$232		$117		$501		$850

Compensation expense for the quarter ended June 30, 2008 increased approximately 13.4% compared to the prior year period due primarily to the retirement of our chief executive officer (CEO) on June 20, 2008 and the subsequent increase in expense of approximately $0.7 million in connection with his departure.  Compensation expense for both the sales services and marketing services segments increased slightly for the quarter ended June 30, 2008 when compared to the quarter ended June 30, 2007.  The product commercialization segment had compensation costs of $0.5 million.  This was primarily attributable to employee and sales services support costs.  There was no compensation expense attributable to this segment in 2007.

Other selling, general and administrative expenses

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
June 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$3,058	13.1%	$977	12.2%	$278	-	$4,313	14.2%
2007	3,437	17.6%	1,274	15.4%	-	-	4,711	17.0%
Change ($)	$(379)		$(297)		$278		$(398)

Total other selling, general and administrative expenses decreased by approximately $0.4 million due primarily to a 1) decrease in tax consulting costs of approximately $0.2 million as a result of this function being added internally; 2) a decrease in business insurance of approximately $0.1 million primarily due to the decrease in the size of our business; and 3) a decrease in corporate information technology costs of approximately $0.1 million due to cost-cutting initiatives as well as the decrease in the size of our business.

The decrease in other selling, general and administrative expenses attributable to both the sales services and marketing services segment can be attributed to the reasons discussed above.  Other selling, general and administrative expenses attributable to the product commercialization segment for the quarter ended June 30, 2008 were $0.3 million.  This primarily consisted of consulting, legal and other costs associated with our new promotional program.  There were no expenses attributable to this segment in 2007.

Operating (loss) income

There was an operating loss of $7.9 million for the quarter ended June 30, 2008 as compared to an operating loss for the quarter ended June 30, 2007 of approximately $3.9 million.  This increased loss is primarily attributable to the $5.7 million in expenses and negative revenue associated with the start-up of a new promotional program within the product commercialization segment, partially offset by an increase in operating income in sales services of $2.3 million primarily due to increased revenue.

Other income, net

Other income, net, for the quarters ended June 30, 2008 and 2007 was $0.8 million and $1.6 million, respectively, and consisted primarily of interest income.  The decrease in interest income is primarily due to lower interest rates and lower cash balances for the quarter ended June 30, 2008.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Income tax expense

The federal and state corporate income tax expense was approximately $0.4 million for the quarter ended June 30, 2008, compared to income tax expense of $0.2 million for the quarter ended June 30, 2007. The effective tax rate for the quarter ended June 30, 2008 was 5.3%, compared to an effective tax rate of 8.1% for the quarter ended June 30, 2007.  The tax expense for the three-month period ended June 30, 2008 is attributable to state and local taxes.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue

	Six Months Ended,
	June 30,
	2008	2007	Change ($)	Change (%)
Sales services	$48,657	$45,705	$2,952	6.5%
Marketing services	14,971	14,881	90	0.6%
Product commercialization	(1,000)	-	(1,000)	-
Total	$62,628	$60,586	$2,042	3.4%

The increase in revenue of approximately $3.0 million in the sales services segment is primarily attributable to an increase in revenue within our Select Access business unit which was primarily attributed to having six months of revenue from a significant client in 2008 as compared to approximately three months of revenue from this client through June 30, 2007.  Revenue from our marketing services segment was slightly higher for the six months ended June 30, 2008 compared with the prior period.  The product commercialization segment had negative revenue of $1.0 million in the period ended June 30, 2008 as discussed above.

Gross Profit

Six Months Ended,	Sales	% of	Marketing	% of	Product	% of		% of
June 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$11,045	22.7%	$6,731	45.0%	$(5,487)	-	$12,289	19.6%
2007	8,987	19.7%	7,138	48.0%	-	-	16,125	26.6%
Change ($)	$2,058		$(407)		$(5,487)		$(3,836)

The increase in gross profit percentage in the sales services segment can be attributed to 1) an increase in performance fees and improved margins associated with one of our clients due to internal cost-cutting initiatives within that program; and 2) we commenced a large sales force program in the second quarter of 2007 and as a result of the start-up costs associated with this program, we realized much lower gross profit percentage for that period compared with the six month period ended June 30, 2008.

The decrease in gross profit percentage for the marketing services segment is primarily attributable to a significant decrease at our TVG business unit which is related to some large projects which had single-digit margins.

The product commercialization segment had negative gross profit of approximately $5.5 million for the six months ended June 30, 2008.  There was no activity in 2007.

Compensation expense

Six Months Ended,	Sales	% of	Marketing	% of	Product	% of		% of
June 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$8,052	16.5%	$4,608	30.8%	$650	-	$13,310	21.3%
2007	7,863	17.2%	4,562	30.7%	-	-	12,425	20.5%
Change ($)	$189		$46		$650		$885

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

The increase in compensation expense of approximately $0.9 million was primarily due to the retirement of our CEO on June 20, 2008 and the subsequent expense of approximately $0.7 million associated with his departure.  Compensation expense for the six months ended June 30, 2008 attributable to both the sales and marketing services segment increased slightly when compared to the six months ended June 30, 2007.  Compensation expense for the product commercialization segment was $0.7 million for the six months ended June 30, 2008.  This was primarily attributable to employee and sales services support costs.  There was no compensation expense attributable to this segment in 2007.

Other selling, general and administrative expenses

Six Months Ended,	Sales	% of	Marketing	% of	Product	% of		% of
June 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$6,247	12.8%	$1,936	12.9%	$404	-	$8,587	13.7%
2007	7,554	16.5%	2,276	15.3%	-	-	9,830	16.2%
Change ($)	$(1,307)		$(340)		$404		$(1,243)

Total other selling, general and administrative expenses were 12.6% less for the six months ended June 30, 2008 than other selling, general and administrative expenses for the six months ended June 30, 2007.  The decrease can be attributed to: 1) a decrease in executive consulting costs of approximately $1.0 million; 2) lower facility costs as a result of our efforts to right-size our facilities and sublease excess space; and 3) lower insurance and information technology costs primarily as a result of cost-reduction initiatives and the reduction in the size of our business.

Other selling, general and administrative expenses attributable to the sales services segment for the six months ended June 30, 2008 decreased 17.3% when compared to the six months ended June 30, 2007.  Other selling, general and administrative expenses attributable to the marketing services segment for the six months ended June 30, 2008 decreased 14.9% when compared to the six months ended June 30, 2007.  The decrease in both segments can be attributable to the reasons discussed above.

Other selling, general and administrative expenses attributable to the product commercialization segment for the six month period ended June 30, 2008 were $0.4 million which consisted primarily of consulting, legal and other costs associated with our new promotional program.  There were no other selling, general and administrative expenses attributable to this segment for the six months ended June 30, 2007.

Operating (loss) income

There was an operating loss for the six months ended June 30, 2008 of approximately $9.6 million compared to an operating loss of $6.1 million in the comparable prior year period. The increased loss is attributable to the operating loss associated with our product commercialization segment of $6.5 million.  This was partially offset by a $3.2 million reduction in the operating loss of the sales services segment due to increased gross profit and reduced operating expenses as discussed above.

Other income, net

Other income, net, for the six months ended June 30, 2008 and 2007 was $2.0 million and $2.9 million, respectively, and consisted primarily of interest income.  The decrease in interest income is primarily due to lower interest rates and lower average cash balances for the six months ended June 30, 2008.

Income tax expense

The federal and state corporate income tax expense was approximately $0.9 million for the six months ended June 30, 2008, compared to income tax expense of $1.2 million for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was 11.5%, compared to an effective tax rate for the six months ended June 30, 2007 of 37.7%.  The decrease in the effective tax rate for the six month period ended June 30, 2008 as compared to the comparable prior year period was impacted by an increase of $0.9 million in the valuation allowance on deferred tax for the six-month period ended June 30, 2007.  Tax expense for the six months ended June 30, 2008 was primarily due to state taxes as we file separate income tax returns in numerous state and local jurisdictions.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents and short-term investments of approximately $102.6 million and working capital of $106.3 million, compared to cash and cash equivalents and short-term investments of approximately $107.0 million and working capital of approximately $111.6 million at December 31, 2007.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

For the six months ended June 30, 2008, net cash used in operating activities was $3.7 million, compared to $2.8 million net cash used in operating activities for the six months ended June 30, 2007.  The main component of cash used in operating activities during the six months ended June 30, 2008 was a net loss of $8.5 million.  This was partially offset by a reduction in accounts receivable of $4.9 million.

As of June 30, 2008, we had $3.2 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of June 30, 2008, we had $4.2 million of unearned contract revenue.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the six months ended June 30, 2008, net cash provided by investing activities was $0.5 million as compared to net cash provided by investing activities of $48.5 million for the comparable prior year period.  The significant change during the period was reflective of our change in strategy during 2007 to investments that had greater liquidity and shorter-term maturities.  The net change of $48.5 million reflected a movement from short-term investments to a money market fund.  We had approximately $0.4 million and $0.6 million of capital expenditures primarily for computer equipment and software during the six months ended June 30, 2008 and 2007, respectively.  For both periods, all capital expenditures were funded out of available cash.  There were no cash flows from financing activities for the six months ended June 30, 2008.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the six months ended June 30, 2008, we had three clients that accounted for approximately 23.6%, 12.7%, and 12.0%, respectively, or a total of 48.3% of our revenue.  On July 31, 2008, we received notification from the client that accounted for 12.7% of our revenue for the six months ended June 30, 2008 that, due to generic competition, it will be terminating a significant sales force program effective September 30, 2008.  This sales force program accounted for 11.3% of our revenue for the six months ended June 30, 2008.  We anticipate that the termination of this sales force contract will reduce revenue by approximately $3.5 million during the fourth quarter of 2008.  We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.  In addition, Select Access’ services to a significant customer are seasonal in nature, occurring primarily in the winter season.

In April 2008, we signed a promotion agreement with Novartis in connection with our product commercialization initiative.  See Note 11 to the condensed consolidated financial statements for additional information.  Under terms of the agreement, we are providing sales representatives, at our own cost and expense, to promote a pharmaceutical product to physicians.  In addition, we are obligated to spend at least $7.0 million per year during the term on promotional activities relating to this product.  We currently intend to make expenditures of approximately $20 to $21 million during the initial 12 months of the agreement in connection with our sales force activities and the promotion of this product.  In addition, we provided a $1.0 million upfront payment to Novartis in the second quarter of 2008 as per the terms of the agreement.  Under this arrangement, we will be compensated each quarter based on a specified formula set forth in the contract relating to product sales during the quarter.  Therefore, our inability to increase the sales of the product above a pre-determined quarterly baseline could have a material adverse effect on our business, financial condition and results of operations.  In addition, we currently expect to incur net losses on this product commercialization arrangement during fiscal year 2008 due to the costs associated with implementing the program and our expectation that a ramp up period will be necessary before any meaningful increase in product prescriptions can be achieved.

Contractual Obligations

The table below summarizes our contractual obligations for 2008 and beyond with initial terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

			2009-	2011-	After
	Total	2008	2010	2012	2012
Contractual obligations (1)	$4,977	$3,545	$1,432	$-	$-
Purchase obligations (2)	28,000	$5,250	$14,000	$8,750
Operating lease obligations
Minimum lease payments	27,573	3,226	6,529	6,526	11,292
Less minimum sublease rentals (3)	(6,171)	(1,058)	(1,992)	(1,357)	(1,764)
Net minimum lease payments	21,402	2,168	4,537	5,169	9,528
Total	$54,379	$10,963	$19,969	$13,919	$9,528

(1)
Amounts represent contractual obligations related to software license contracts, data center hosting, and outsourcing contracts for software system support as well a the $1 million payment made to Novartis as per the terms of the Elidel contract.

(2)	Represents minimum annualized purchase obligations associated with promotional spending as per the terms of our agreement with Novartis.

(3)
In June 2005, we signed an agreement to sublease approximately 16,000 square feet of the first floor at our corporate headquarters facility in Saddle River, New Jersey.  The sublease is for a five-year term commencing July 15, 2005, and provides for approximately $2 million in lease payments over the five-year period.  In July 2007, we signed an agreement to sublease approximately 20,000 square feet of the second floor at our corporate headquarters.  The sublease term is through the remainder of our lease, which is approximately eight and one-half years and will provide for approximately $4.4 million in lease payments over that period.  Also in 2007, we signed two separate subleases at our facility in Dresher, Pennsylvania.  These subleases are for five-year terms and will provide approximately $0.7 million combined in lease payments over the five-year period.

As a result of the net operating loss carryback claims which have been filed or are expected to be filed by us, and the impact of those claims on the relevant statute of limitations, it is not practicable to predict the amount or timing of the impact of FIN 48 liabilities in the table above and, therefore, these liabilities have been excluded from the table above.

Although we expect to incur a net loss for the year ending December 31, 2008, we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements for at least the next 12 months. However, we may require alternative forms of financing if and when we make acquisitions, which are currently a component of our strategic plan.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk).  Our financial instruments are not currently subject to foreign currency risk or commodity price risk.  We have no financial instruments held for trading purposes and we have no interest bearing long term or short term debt. At June 30, 2008 and December 31, 2007 we did not hold any derivative financial instruments.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.  Our cash and cash equivalents and short term investments at June 30, 2008 were composed of the instruments described in the preceding paragraph and all of those investments mature by October 2008.  If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the near term maturity.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer in the United States until early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements.  We may be named in additional similar lawsuits.  To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings.  In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of December 31, 2007, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense.  We have not incurred any costs or expenses relating to these matters since 2003.

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

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. As of June 30, 2008, our three largest customers accounted for approximately 23.6%, 12.7% and 12.0%, respectively, of our revenue.  For the year ended December 31, 2007, our three largest customers accounted for approximately 13.7%, 12.9% and 11.3% respectively, or approximately 37.9% in the aggregate, of our revenue for the year ended December 31, 2007.  For the year ended December 31, 2006, our three largest customers accounted for 28.5%, 18.3% and 9.9%, respectively, or approximately 56.7% in the aggregate, of our revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.

The loss or a significant reduction of business from any of our major customers could have a material adverse effect on our business, financial condition or results of operations.  For example, during 2006 and 2007, we announced the termination and expiration of a number of significant service contracts, including our sales force engagements with AstraZeneca, GlaxoSmithKline (GSK), sanofi-aventis and another large pharmaceutical company customer.  These four customers accounted for approximately $150.9 million in revenue during 2006 and $15.9 million in revenue during 2007.  In addition, on July 31, 2008, we received notification from the client that accounted for 12.7% of our revenue during the six months ended June 30, 2008 that, due to generic competition, it will be terminating a significant sales force program effective September 30, 2008.  This sales force program accounted for 11.3% of our revenue for the six months ended June 30, 2008.  We anticipate that the termination of this sales force contract will reduce revenue by approximately $3.5 million during the fourth quarter of 2008.

If we are unable to generate sufficient revenue from product commercialization opportunities that we pursue to offset the costs and expenses associated with implementing and maintaining these types of programs, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

The success of our business also depends on our ability to attract and retain qualified senior management and experienced financial executives who are in high demand and who often have competitive employment options. On June 20, 2008, we announced the retirement of Michael J. Marquard as CEO and a member of our board of directors, effective immediately.  We are currently conducting a search for a new CEO, and Jeffrey E. Smith, our Executive Vice President, Finance and Chief Financial Officer, has been named interim CEO while this search is underway.  In addition, we are currently engaged in a process to identify a successor to Steven K. Budd, the former president of our sales services segment who resigned effective April 6, 2007.  Our failure to attract and retain qualified individuals could have a material adverse effect on our business, financial condition or results of operations.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Item 4.  Submission of Matters to a Vote of Security Holders

On June 4, 2008, we held our 2008 Annual Meeting of Stockholders.  At the meeting, the following nominees were re-elected as Class III Directors to serve on our Board of Directors:  John Federspiel (10,271,216 votes in favor and 2,084,153 votes withheld), Jack E. Stover (10,224,786 votes in favor and 2,130,583 votes withheld) and Jan Martens Vecsi (10,264,583 in favor and 2,090,786 withheld).  As a result, in addition to three Class III Directors that were re-elected at the meeting, our Board of Directors is currently comprised of John Pietruski and Frank Ryan (Class II directors whose term expires in 2009) and John P. Dugan (Chairperson), Dr. Joseph T. Curti, Stephen Sullivan, and Gerald Belle (Class I Directors whose term expires in 2010).  In addition, the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2008 was ratified at the meeting with 12,332,966 votes in favor, 22,403 votes against and zero abstentions.

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

Date: August 7, 2008	PDI, Inc.
(Registrant)

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Executive Officer

/s/ James G. Farrell
James G. Farrell
Chief Financial Officer