Form 10-Q
period 2008-09-30
PDI INC
filed 2008-11-07
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 3, 2008
Common stock, $0.01 par value	14,188,374

	PDI, Inc.
	Form 10-Q for Period Ended September 30, 2008
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	25

Signatures		25

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,310	$99,185
Short-term investments	5,616	7,800
Accounts receivable, net	11,721	22,751
Unbilled costs and accrued profits on contracts in progress	3,264	3,481
Other current assets	5,089	7,558
Total current assets	120,000	140,775
Property and equipment, net	5,985	8,348
Goodwill	13,612	13,612
Other intangible assets, net	13,708	14,669
Other long-term assets	3,500	2,150
Total assets	$156,805	$179,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,628	$2,792
Unearned contract revenue	2,122	8,459
Accrued salary and bonus	6,343	7,136
Other accrued expenses	11,559	10,801
Total current liabilities	22,652	29,188
Long-term liabilities	10,584	10,177
Total liabilities	33,236	39,365

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,236,194 and 15,222,715 shares issued, at September 30, 2008 and
December 31, 2007, respectively; 14,190,619 and 14,183,236 shares
outstanding, at September 30, 2008 and December 31, 2007, respectively	152	152
Additional paid-in capital	121,426	120,422
Retained earnings	15,477	33,018
Accumulated other comprehensive (loss) income	(7)	30
Treasury stock, at cost - 1,045,575 shares	(13,479)	(13,433)
Total stockholders' equity	123,569	140,189
Total liabilities and stockholders' equity	$156,805	$179,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue, net	$24,496	$23,969	$87,124	$84,555
Cost of services	24,084	18,203	74,423	62,664
Gross profit	412	5,766	12,701	21,891

Compensation expense	5,696	5,861	19,006	18,287
Other selling, general and administrative expenses	4,305	5,155	12,892	14,985
Total operating expenses	10,001	11,016	31,898	33,272
Operating loss	(9,589)	(5,250)	(19,197)	(11,381)

Other income, net	629	1,488	2,579	4,425
Loss before income tax	(8,960)	(3,762)	(16,618)	(6,956)
Provision for income tax	44	295	923	1,499

Net loss	$(9,004)	$(4,057)	$(17,541)	$(8,455)

Loss per share of common stock:
Basic	$(0.64)	$(0.29)	$(1.25)	$(0.61)
Diluted	(0.64)	(0.29)	(1.25)	(0.61)

Weighted average number of common shares and
common share equivalents outstanding:
Basic	14,026	13,956	13,994	13,932
Diluted	14,026	13,956	13,994	13,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Cash Flows From Operating Activities
Net loss from operations	$(17,541)	$(8,455)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,730	4,251
Deferred income taxes, net	254	774
Provision for bad debt	23	(16)
Recovery of doubtful notes	-	(150)
Stock-based compensation	1,004	901
Other (gains), losses and expenses, net	(19)	67
Other changes in assets and liabilities:
Decrease in accounts receivable	11,030	18,414
Decrease in unbilled costs	217	410
Decrease in other current assets	956	1,705
Decrease in other long-term assets	175	175
Decrease in accounts payable	(164)	(2,391)
Decrease in unearned contract revenue	(6,337)	(6,972)
Decrease in accrued salaries and bonus	(793)	(3,653)
Increase (decrease) in accrued liabilities	1,002	(1,357)
Increase (decrease) in long-term liabilities	143	(311)
Net cash (used in) provided by operating activities	(6,320)	3,392

Cash Flows From Investing Activities
Purchase of available-for-sale investments	-	(11,700)
Proceeds from sales of available-for-sale investments	-	44,285
Purchase of held-to-maturity investments	(15,161)	(11,317)
Proceeds from maturities of held-to-maturity investments	17,050	41,766
Loan repayments	-	150
Purchase of property and equipment	(398)	(768)
Net cash provided by investing activities	1,491	62,416

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(46)	(207)
Net cash used in financing activities	(46)	(207)

Net (decrease) increase in cash and cash equivalents	(4,875)	65,601
Cash and cash equivalents – beginning	99,185	45,221
Cash and cash equivalents – ending	$94,310	$110,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the SEC).  The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements.  Certain significant customers engage the Company’s services on a seasonal basis and therefore, operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Basic and Diluted Net Income per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2008 and 2007 is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic weighted average number of	14,026	13,956	13,994	13,932
of common shares
Dilutive effect of stock options, SARs,
and restricted stock	-	-	-	-
Diluted weighted average number
of common shares	14,026	13,956	13,994	13,932

Outstanding options to purchase 333,707 shares of common stock and 256,115 stock-settled stock appreciation rights (SARs) at September 30, 2008 were not included in the computation of loss per share as they would be anti-dilutive.  Outstanding options to purchase 373,508 shares of common stock and 300,105 SARs at September 30, 2007 were not included in the computation of loss per share as they would be anti-dilutive.

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

Recently Adopted Standards

SFAS No. 157, “Fair Value Measurements” (FAS 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is to be applied when other standards require or permit the use of fair value measurement of an asset or liability.  SFAS 157 was adopted on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective on January 1, 2009.  The initial adoption of FAS 157 had no impact on the Company’s consolidated financial position or results of operations; however, the Company is now required to provide additional disclosures as part of its financial statements.  See Note 6, Fair Value Measurements.  The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and, therefore, has not yet determined the impact that it will have on the Company’s financial statements upon full adoption in 2009.  Nonfinancial assets and liabilities for which the Company has not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

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

The Company’s available-for-sale investments are carried at fair value and consist of assets in a rabbi trust associated with its deferred compensation plan at September 30, 2008 and December 31, 2007.  Marketable securities classified as available-for-sale are carried at fair value.  At September 30, 2008 and December 31, 2007, the carrying value of available-for-sale securities was approximately $164,000 and $459,000, respectively, which are included in short-term investments.  The available-for-sale securities within the Company’s deferred compensation plan at September 30, 2008 and December 31, 2007 consisted of approximately $94,000 and $198,000 respectively, in money market accounts, and approximately $70,000 and $261,000, respectively, in mutual funds.  At September 30, 2008 and December 31, 2007, included in accumulated other comprehensive income were gross unrealized gains of approximately $0 and $51,000, respectively, and gross unrealized losses of approximately $12,000 and $2,000, respectively.  In the nine month periods ended September 30, 2008 and 2007, included in other income, net were gross realized gains of approximately $29,000 and $20,000, respectively, and no gross realized losses.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and corporate debt securities.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  Marketable securities classified as held-to-maturity are carried at amortized cost which approximates fair value.

The Company has standby letters of credit of approximately $5.9 million and $7.3 million at September 30, 2008 and December 31, 2007, respectively, as collateral for its existing insurance policies and its facility leases.  Certain held-to-maturity investments are maintained in separate accounts to support these letters of credit.

At September 30, 2008 and December 31, 2007, held-to-maturity investments were included in short-term investments (approximately $5.5 million and $7.3 million, respectively), other current assets (approximately $2.3 million and $5.1 million, respectively) and other long-term assets (approximately $3.5 million and $2.2 million, respectively).  At September 30, 2008 and December 31, 2007, held-to-maturity investments included:

	September 30, 2008			December 31, 2007
		Maturing			Maturing
			after 1 year			after 1 year
	Carrying	within	through	Carrying	within	through
	Amount	1 year	3 years	Amount	1 year	3 years
Short-term investments:
Corporate debt securities	$5,341	$5,341	$-	$7,340	$7,340	$-
US Treasury securities	111	111	-	-	-	-
	5,452	5,452	-	7,340	7,340	-
Investments supporting letters of credit:
Cash/money accounts	-	-	-	2,390	2,390	-
US Treasury securities	1,363	1,363	-	1,498	500	998
Government agency securities	4,500	1,000	3,500	3,400	1,400	2,000
	5,863	2,363	3,500	7,288	4,290	2,998
Total	$11,315	$7,704	$3,500	$14,628	$11,630	$2,998

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

For the nine months ended September 30, 2008, there were no changes to the carrying amount of goodwill as compared to the year ended December 31, 2007.

All identifiable intangible assets recorded as of September 30, 2008 are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.

	As of September 30, 2008			As of December 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$140	$114	$26	$140	$93	$47
Customer relationships	16,300	4,437	11,863	16,300	3,622	12,678
Corporate tradename	2,500	681	1,819	2,500	556	1,944
Total	$18,940	$5,232	$13,708	$18,940	$4,271	$14,669

Amortization expense for the three months ended September 30, 2008 and 2007 was $320,000. Amortization expense for the nine months ended September 30, 2008 and 2007 was $961,000.  Estimated amortization expense for the current year and the next four years is as follows:

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

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2007	$274	$401	$675
Accretion	4	6	10
Payments	(72)	(89)	(161)
Balance as of September 30, 2008	$206	$318	$524

6.	FAIR VALUE MEASUREMENTS:

As discussed in Note 2, the Company adopted FAS 157 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually).  Broadly, the FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  FAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The valuation techniques required by FAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following three-tier fair value hierarchy: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring the Company to develop its own assumptions.

The Company’s adoption of FAS 157 was limited to its investment in marketable securities.  See Note 3, Investments in Marketable Securities, for additional information.  The fair values for these securities are based on quoted market prices.

The following table presents financial assets and liabilities measured at fair value at September 30, 2008:

			Fair Market
	Carrying	Fair	Measurements at September 30, 2008
	Amount	Value	Level 1	Level 2	Level 3
Available-for-sale securities	$164	$164	$164	$-	$-
Held-to-maturity securities	11,315	11,315	11,315	-	-
Total	$11,479	$11,479	$11,479	$-	$-

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

7.	COMMITMENTS AND CONTINGENCIES:

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

Letters of Credit

As of September 30, 2008, the Company has $5.9 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3 for additional information.

8.	OTHER COMPREHENSIVE LOSS:

A reconciliation of net loss as reported in the condensed consolidated statements of operations to other comprehensive loss is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(9,004)	$(4,057)	$(17,541)	$(8,455)
Other comprehensive income
Reclassification adjustment for
realized gains	-	-	(18)	-
Unrealized holding gain/(loss) on
available-for-sale securities	(5)	12	(19)	22
Other comprehensive loss	$(9,009)	$(4,045)	$(17,578)	$(8,433)

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

9.	PRODUCT COMMERCIALIZATION CONTRACT:

On April 11, 2008, the Company issued a press release announcing the signing of a promotion agreement with Novartis Pharmaceuticals Corporation (Novartis).  Pursuant to the agreement, the Company has the co-exclusive right to promote on behalf of Novartis the pharmaceutical product Elidel® (pimecrolimus) Cream 1% (Elidel) to physicians in the United States. Under terms of the agreement, the Company is providing sales representatives to promote Elidel to physicians.  In addition, the Company is obligated under the agreement to spend at least $7.0 million per year during the term on promotional activities relating to Elidel.  The Company currently intends to make expenditures of approximately $20 to $21 million during the initial 12 months of the agreement in connection with its sales force activities and the promotion of Elidel.  During the second quarter of 2008, the Company paid an up-front nonrefundable fee of $1.0 million that is required under accounting guidance to be shown as a reduction of revenue.  To date, the Company has not achieved the required sales levels as measured by increases in prescriptions over the pre-determined baseline.  Under the terms of the contract, any shortfall from a previous quarter is added to the current quarter’s baseline amount that the Company must achieve in order to generate revenue.

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

On February 27, 2008, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (the Compensation Committee) of the Board of Directors of the Company approved grants of SARs, restricted stock and restricted stock units (RSUs) to certain executive officers and members of senior management of the Company.  In approving grants under this plan, the Compensation Committee considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel.  There were 110,610 shares of restricted stock issued with a grant date fair value of $7.73 per share and 194,538 SARs issued with a grant price of $7.73 in the first quarter of 2008.  In June the Company issued 44,440 RSUs with a grant date fair value of $8.10 per unit to the non-employee independent members of the Company’s Board of Directors on the date of its Annual Meeting of Stockholders.

The compensation cost associated with the granting of SARs is based on the estimated grant date fair value of the award determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.  The compensation cost associated with the granting of restricted stock and RSUs is based on the fair value of the Company’s common stock on the date of grant. The Company recognizes the compensation cost, net of estimated forfeitures, over the vesting term.  The Company recognized stock-based compensation expense totaling $0.2 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively and $1.0 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively.

11.	INCOME TAXES:

On a quarterly basis, the Company estimates its effective tax rate for the full year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense and the effective tax rate for the three and nine-month periods ended September 30, 2008 and 2007:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income tax expense	$44	$295	$923	$1,499
Effective income tax rate	0.5%	7.8%	5.6%	21.5%

Income tax expense for the nine months ended September 30, 2008 was primarily due to state taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.  Income taxes for the nine months ended September 30, 2007 were impacted by an increase of $0.9 million in the valuation allowance on deferred tax assets.  The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize net deferred tax assets.  The Company’s recent operating results and projections of future income weighed heavily in the Company’s overall assessment.  As a result, the Company maintained a full federal and state valuation allowance for the net deferred tax assets at September 30, 2008 and December 31, 2007 because the Company determined that it was more likely than not that these assets would not be realized.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

12.	SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007.  There was approximately $0.1 and $0.4 million of sales between segments in the three and nine-month periods ended September 30, 2008, respectively and $0.1 million in the three and nine-month periods ended September 30, 2007, respectively.  In 2008, the Product Commercialization segment (formerly the PPG segment) had activity; there was no activity in this segment during 2007.  Corporate charges are allocated to each of the operating segments on the basis of total salary costs.  Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the sales services segment to the other reporting segments since it is impracticable to do so.

	Sales	Marketing	Product
	Services	Services	Commercialization	Consolidated
Three months ended September 30, 2008:
Revenue	$19,979	$4,517	$-	$24,496
Operating loss	(3,228)	(1,576)	(4,785)	(9,589)
Capital expenditures	43	-	-	43
Depreciation expense	549	147	27	723

Three months ended September 30, 2007:
Revenue	$16,890	$7,079	$-	$23,969
Operating loss	(4,822)	(428)	-	(5,250)
Capital expenditures	163	39	-	202
Depreciation expense	843	243	-	1,086

Nine months ended September 30, 2008:
Revenue	$68,636	$19,488	$(1,000)	$87,124
Operating loss	(6,482)	(1,389)	(11,326)	(19,197)
Capital expenditures	339	59	-	398
Depreciation expense	2,171	519	69	2,759

Nine months ended September 30, 2007:
Revenue	$62,595	$21,960	$-	$84,555
Operating loss	(11,252)	(129)	-	(11,381)
Capital expenditures	635	133	-	768
Depreciation expense	2,639	635	-	3,274

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
•
Our ability to generate sufficient revenue from product commercialization opportunities that we pursue to offset the costs and expenses associated with implementing and maintaining these types of programs;

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

OVERVIEW

We are a leading provider of contract sales teams in the United States to pharmaceutical companies.  Additionally, we provide marketing research, physician interaction and medical education programs.  Our services offer customers a range of promotional and educational options for the commercialization of their products throughout their lifecycles, from development through maturity. Due to recent changes surrounding the certified medical education (CME) requirements, our subsidiary, Vital Issues in Medicine (VIM) will no longer be able to provide CME beginning in 2009.  We are currently evaluating alternatives for this business.  VIM had revenues of approximately $2.6 million and an operating loss of approximately $0.5 million in 2007, which includes corporate allocations.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Our business depends in large part on demand from the pharmaceutical and life sciences industries for outsourced sales and marketing services.  In recent years, this demand has been adversely impacted by certain industry-wide factors affecting pharmaceutical companies in recent years, including, among other things, pressures on pricing and access, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment and decreased pipeline productivity.  Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue.  Additionally, a number of pharmaceutical companies have recently made changes to their commercial models by reducing the number of sales representatives employed internally and through outside organizations like us.  A very significant source of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore been significantly impacted by cost control measures implemented by these companies, including a substantial reduction in the number of sales representatives deployed.  This has culminated in the expiration and termination of a number of our significant sales force contracts during 2006 and 2007, including our sales force engagements with AstraZeneca, GlaxoSmithKline, sanofi-aventis and another large pharmaceutical company customer.  These four customers accounted for approximately $150.9 million in revenue during 2006 and $15.9 million in revenue during 2007.  In addition, a significant sales force program for one of our clients was terminated, effective September 30, 2008, due to generic product competition.  We anticipate that the termination of this sales force contract will reduce revenue by approximately $3.5 million during the fourth quarter of 2008.  This reduction in demand for outsourced pharmaceutical sales and marketing services could be further exacerbated to the extent that the business and financial condition of our pharmaceutical company clients are adversely impacted by the recent worldwide macroeconomic downturn resulting from the subprime lending crisis, general credit market crisis and the related effects on the banking and financial industries.  If the market for outsourced pharmaceutical services significantly deteriorates due to these macroeconomic effects, our business, financial condition, results of operations and cash flows could be materially and adversely impacted.

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

Recapture our position as the leading contract sales organization in the United States

While the total number of sales representatives in the United States has decreased over the past few years, we still believe that there are opportunities for increased penetration of this market by contract sales organizations in the near and long-term.  In an attempt to capitalize on the opportunities for further market penetration that we have identified, we have taken measures to strengthen our business development capabilities, including a focus on alternate business development channels, and we have focused on creating new and differentiated contract sales service offerings, including the introduction during 2007 of our “PDI ON DEMAND” suite of flexible service offerings designed to meet our customers’ evolving needs.  These efforts have culminated in a number of new sales force engagements entered into during 2007 and 2008, which have partially offset the lost revenues from the significant sales force contracts that expired and were terminated during 2006, 2007 and 2008.

Leverage our sales and marketing expertise to capitalize on product commercialization opportunities

The decrease in the number of sales representatives utilized and other cost cutting measures within the pharmaceutical industry described above have led to a reduction in the revenue generated by our typical fee for service contract sales arrangements and have the potential to place additional pressures on profit margins for our traditional sales services offerings.  In response, we recently implemented a product commercialization strategic initiative in which we utilize sales analytics capabilities to identify what we believe to be attractive opportunities and seek to enter into arrangements with pharmaceutical companies to provide sales and marketing support services in connection with the promotion of pharmaceutical products in exchange for a percentage of product sales.  While these arrangements involve significantly more risk than our typical fee for service contracts with respect to a return on our investment and are likely to result in losses for us during the early stages of the initiative as program ramp-up occurs, these opportunities are intended to provide us with the ability to extend our revenue streams through multi-year arrangements and with potentially higher profit margins over the term of the initiative.  In April 2008, we announced the signing of our first agreement under this initiative with Novartis.  As of September 30, 2008, we had not recognized any revenue from our product commercialization initiative with Novartis.  During the launch period in the second and third quarters of 2008, promotional response was slower than originally anticipated.  Due to the extended launch period for this program, we currently expect that no revenue will be recognized from this product commercialization initiative in the fourth quarter of 2008.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Enhance our commercialization capabilities in order to provide a broader base of services and more diversified sources of revenue

We believe that it is critical to the growth of our business to identify and build internally, through partnerships and/or acquire complementary commercialization services to the sales and marketing services that we currently provide to our customers.  We intend to focus our efforts on adding services that strengthen our core business, expand the scope of our current service offerings and/or provide our customers with alternate methods for physician and healthcare professional engagement.  During 2007, our TVG business unit launched three new decision support products that are being utilized by our clients.

DESCRIPTION OF REPORTING SEGMENTS AND NATURE OF CONTRACTS

For the nine months ended September 30, 2008, our three reporting segments were as follows:
♦	Sales Services, which is comprised of the following business units:
•	Performance Sales Teams; and
•	Select Access.
♦	Marketing Services, which is comprised of the following business units:
•	Pharmakon;
•	TVG Marketing Research and Consulting (TVG); and
•	Vital Issues in Medicine (VIM)®.
♦	Product Commercialization (formally PDI Products Group).

Selected financial information for each of these segments is contained in Note 12 to the condensed consolidated financial statements and in the discussion under “Consolidated Results of Operations.”

Nature of Contracts by Segment

Sales Services

Our sales services contracts are nearly all fee for service arrangements, and certain contracts include incentive payments that may be earned if our activities generate results that meet or exceed agreed upon performance targets.  Certain of our contracts also contain financial penalties that we may incur if we fail to meet agreed upon performance or operational benchmarks.  In addition, we occasionally enter into sales services contracts in which the majority of our anticipated revenue is based on a variable fee that is directly tied to the achievement of certain performance and sales goals.  Our sales services contracts are generally for terms of one to two years and may be renewed or extended.  The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice.  Certain contracts provide for termination payments if the client terminates the contract without cause.  Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination.  The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition, results of operations or cash flow.

Marketing Services

Our marketing services contracts are typically fee for service arrangements and generally take the form of either master service agreements with a term of one to three years, or contracts specifically related to particular projects with terms for the duration of the project, typically lasting from two to six months.  These contracts are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business, financial condition, results of operations and cash flow.  Due to the typical size of most of TVG’s and VIM’s contracts, it is unlikely the loss or termination of any individual TVG or VIM contract would have a material adverse effect on our business, financial condition, results of operations or cash flow.

Product Commercialization

We currently expect that these contracts will typically be multi-year arrangements with limited termination rights in which we are responsible for the sales force and potentially other marketing costs relating to the promotion of the pharmaceutical product.  We currently expect that we will receive revenues under the agreement only if and when product sales or prescriptions exceed certain pre-determined thresholds.  We also expect that these contracts will likely involve significant upfront investment of our resources with no guaranteed return on investment and are likely to generate losses during the initial periods of the contract as program ramp up occurs.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

In April 2008, we entered into our first contract under our product commercialization initiative with Novartis.  See Note 9 to the condensed consolidated financial statements and “Critical Accounting Policies – Revenue Recognition and Associated Costs” below for additional information.

CRITICAL ACCOUNTING POLICIES

For a summary of all of our critical accounting policies, see ”Management’s Discussion and Analysis of Financial Condition and results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007.  The accounting policy discussed below has been updated due to the new promotional program included in the product commercialization segment.

Revenue Recognition and Associated Costs

Under our promotional program included in the commercialization segment, we currently recognize revenue quarterly based on three factors:

•	the number of prescriptions filled in excess of the pre-established baseline per the agreement, which is based on information supplied by a major independent supplier of industry prescription data;
•	the average net sales value per unit of the product as reported to us by the customer; and
•	the revenue sharing percentage in the agreement.

Our actual revenue recognized each quarter is calculated by multiplying the result of the above three factors. Accordingly, the revenues recognized (if any) under this contract will be directly impacted by prescription data provided to us, the customer’s revenue recognition policy and other accounting policies used to determine average net sales value per unit (which include reductions for estimates of sales returns, credits and allowances, normal trade and cash discounts, managed cared sales rebates and other allocated costs as identified in the agreement).

Additionally, we must perform a minimum number of sales calls to designated physicians each year, and the failure to satisfy this requirement could result in penalties being imposed on us or provide the customer with the ability to terminate the agreement.  We will not receive any compensation during any quarter in which product sales are below certain thresholds established for that quarter as set forth in the agreement.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating data	2008	2007	2008	2007
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	98.3%	75.9%	85.4%	74.1%
Gross profit	1.7%	24.1%	14.6%	25.9%
Compensation expense	23.3%	24.5%	21.8%	21.6%
Other selling, general and administrative expenses	17.6%	21.5%	14.8%	17.7%
Total operating expenses	40.8%	46.0%	36.6%	39.3%
Operating loss	(39.1%)	(21.9%)	(22.0%)	(13.5%)
Other income, net	2.6%	6.2%	3.0%	5.2%

Loss before income tax	(36.6%)	(15.7%)	(19.1%)	(8.2%)
Provision for income tax	0.2%	1.2%	1.1%	1.8%

Net loss	(36.8%)	(16.9%)	(20.1%)	(10.0%)

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue

	Quarter Ended
	September 30,
	2008	2007	Change ($)	Change (%)
Sales services	$19,979	$16,890	$3,089	18.3%
Marketing services	4,517	7,079	(2,562)	(36.2%)
Product commercialization	-	-	-	-
Total	$24,496	$23,969	$527	2.2%

Revenue from the sales services segment for the quarter ended September 30, 2008 increased by approximately $3.1 million primarily due to an increase of $1.8 million, or 40.7%, within our Select Access business unit as a result of new sales force engagements.  Revenue for the marketing services segment decreased from the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.  Revenue for all three business units within the marketing services segment was lower due in part to a decrease in new projects as well as the curtailment or postponement of certain existing projects within these business units.  The product commercialization segment did not have any revenue for either the quarter ended September 30, 2008 or 2007.

Cost of services

	Quarter Ended
	September 30,
	2008	2007	Change ($)	Change (%)
Sales services	$17,148	$13,990	$3,158	22.6%
Marketing services	2,807	4,213	(1,406)	(33.4%)
Product commercialization	4,129	-	4,129	-
Total	$24,084	$18,203	$5,881	32.3%

The increase of approximately $5.9 million in costs of services was primarily attributed to the $4.1 million associated with our promotional program within the product commercialization segment for the quarter ended September 30, 2008.   Cost of services within the sales services segment increased by approximately $3.2 million which was primarily a function of the increase in revenue.  Cost of services within the marketing services segment decreased by approximately $1.4 million which was a function of the decrease in revenue.

Gross Profit

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
September 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$2,831	14.2%	$1,710	37.9%	$(4,129)	-	$412	1.7%
2007	2,900	17.2%	2,866	40.5%	-	-	5,766	24.1%
Change ($)	$(69)		$(1,156)		$(4,129)		$(5,354)

Gross profit in the sales services segment decreased slightly on higher revenue for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.  For the quarter ended September 30, 2007, we recognized $0.6 million in revenue associated with a contract with a former emerging pharmaceutical client for services performed in 2006.  Because of the uncertainty surrounding collections, we recognized revenue from this client on a cash basis and all costs associated with this contract were recognized in 2006.

The decrease of approximately $1.2 million in gross profit for the marketing services segment was attributable to a reduction in revenue as discussed above.

The product commercialization segment’s negative gross profit was entirely attributable to our sales force and promotional costs associated with this program.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Compensation expense

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
September 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$3,092	15.5%	$2,239	49.6%	$365	-	$5,696	23.3%
2007	3,902	23.1%	1,959	27.7%	-	-	5,861	24.5%
Change ($)	$(810)		$280		$365		$(165)

Compensation expense for the quarter ended September 30, 2008 was slightly lower when compared to the prior year period.  Compensation expense for the sales services segments decreased for the quarter ended September 30, 2008 when compared to the quarter ended September 30, 2007.  This was primarily a result of a reduction in incentive compensation accrued for 2008 due to our financial performance for the nine months ended September 30, 2008 relative to the financial targets established for 2008 under our incentive compensation plan.  Compensation expense for the marketing services segment increased by approximately $0.3 million which was primarily due to the costs associated with an executive departure.  The product commercialization segment had compensation costs of approximately $0.4 million which was primarily attributable to employee and sales services support costs.  There was no compensation expense attributable to this segment in 2007.

Other selling, general and administrative expenses

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
September 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$2,967	14.9%	$1,047	23.2%	$291	-	$4,305	17.6%
2007	3,821	22.6%	1,334	18.8%	-	-	5,155	21.5%
Change ($)	$(854)		$(287)		$291		$(850)

Total other selling, general and administrative expenses decreased by approximately $0.9 million due primarily to a decrease in corporate marketing costs of approximately $0.4 million due to a large increase in expenditures for certain marketing initiatives in the third quarter of 2007, and a decrease in depreciation expense of approximately $0.3 million primarily due to the conversion to a new financial reporting system which was at a much lower capitalized cost than our previous system.

The decrease in other selling, general and administrative expenses attributable to both the sales services and marketing services segment can be attributed to the reasons discussed above.  Other selling, general and administrative expenses attributable to the product commercialization segment for the quarter ended September 30, 2008 were approximately $0.3 million.  There were no expenses attributable to this segment in 2007.

Operating loss

There was an operating loss of approximately $9.6 million for the quarter ended September 30, 2008 as compared to an operating loss for the quarter ended September 30, 2007 of approximately $5.3 million.  This increased loss is primarily attributable to the $4.8 million in expenses associated with our promotional program within the product commercialization segment.

Other income, net

Other income, net, for the quarters ended September 30, 2008 and 2007 was $0.6 million and $1.5 million, respectively, and consisted primarily of interest income.  The decrease in interest income is primarily due to lower interest rates and lower cash balances for the quarter ended September 30, 2008.

Income tax expense

The federal and state corporate income tax expense was approximately $44,000 for the quarter ended September 30, 2008, compared to income tax expense of approximately $0.3 million for the quarter ended September 30, 2007. The effective tax rate for the quarter ended September 30, 2008 was 0.5%, compared to an effective tax rate of 7.8% for the quarter ended September 30, 2007.  The tax expense for the three-month period ended September 30, 2008 is attributable to state and local taxes.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue

	Nine Months Ended,
	September 30,
	2008	2007	Change ($)	Change (%)
Sales services	$68,636	$62,595	$6,041	9.7%
Marketing services	19,488	21,960	(2,472)	(11.3%)
Product commercialization	(1,000)	-	(1,000)	-
Total	$87,124	$84,555	$2,569	3.0%

The increase in revenue of approximately $6.0 million in the sales services segment is attributable to an increase in revenue within our Select Access business unit which included nine months of revenue from a significant client in 2008 as compared to approximately six months of revenue from this client through September 30, 2007 as well as the addition of some new clients in 2008.  Revenue from our marketing services segment for the nine months ended September 30, 2008 decreased by approximately $2.5 million as a result of decreases at TVG and Pharmakon when compared with the prior period.  In particular, revenue from our Pharmakon business unit decreased during the nine months ended September 30, 2008 due to a reduction in business from its two largest clients, which is expected to continue through the remainder of 2008.  The product commercialization segment had negative revenue of $1.0 million in the nine months ended September 30, 2008 which pertained to a non-refundable upfront payment we made to Novartis as per the terms of our promotion agreement which has been recognized as negative revenue pursuant to EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product."  This segment had no revenue in 2007.

Cost of services

	Nine Months Ended,
	September 30,
	2008	2007	Change ($)	Change (%)
Sales services	$54,760	$50,707	$4,053	8.0%
Marketing services	11,047	11,957	(910)	(7.6%)
Product commercialization	8,616	-	8,616	-
Total	$74,423	$62,664	$11,759	18.8%

The increase of approximately $11.8 million in costs of services was primarily due to the $8.6 million associated with our promotional program within the product commercialization segment for the nine months ended September 30, 2008.  Cost of services within the sales services segment increased by approximately $4.1 million which was primarily a function of the increase in revenue.  Cost of services within the marketing services segment decreased by approximately $0.9 million which was a function of the decrease in revenue.

Gross Profit

Nine Months Ended,	Sales	% of	Marketing	% of	Product	% of		% of
September 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$13,876	20.2%	$8,441	43.3%	$(9,616)	-	$12,701	14.6%
2007	11,888	19.0%	10,003	45.6%	-	-	21,891	25.9%
Change ($)	$1,988		$(1,562)		$(9,616)		$(9,190)

The gross profit percentage in the sales services segment was comparable for both the nine months ended September 30, 2008 and 2007.

The decrease in gross profit percentage for the marketing services segment is primarily attributable to a significant decrease at our TVG business unit, where margins are being impacted by increased competition for marketing research projects and cost-reduction initiatives within the pharmaceutical industry.

The product commercialization segment had negative gross profit of approximately $9.6 million for the nine months ended September 30, 2008.  There was no activity in 2007.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Compensation expense

Nine Months Ended,	Sales	% of	Marketing	% of	Product	% of		% of
September 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$11,144	16.2%	$6,847	35.1%	$1,015	-	$19,006	21.8%
2007	11,766	18.8%	6,521	29.7%	-	-	18,287	21.6%
Change ($)	$(622)		$326		$1,015		$719

The increase in compensation expense of approximately $0.7 million was primarily due to the retirement of our CEO on June 20, 2008 and the subsequent expense of approximately $0.7 million associated with his departure.  Compensation expense for the nine months ended September 30, 2008 attributable to the sales services segment decreased primarily due to a reduction in incentive compensation costs accrued for in 2008.  For the nine months ended September 30, 2008 compensation expense associated with the marketing services segment increased by approximately $0.3 million which was attributable to the marketing services executive departure discussed previously.  Compensation expense for the product commercialization segment was primarily attributable to employee and sales services support costs.  There was no compensation expense attributable to this segment in 2007.

Other selling, general and administrative expenses

Nine Months Ended,	Sales	% of	Marketing	% of	Product	% of		% of
September 30,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$9,214	13.4%	$2,983	15.3%	$695	-	$12,892	14.8%
2007	11,374	18.2%	3,611	16.4%	-	-	14,985	17.7%
Change ($)	$(2,160)		$(628)		$695		$(2,093)

Total other selling, general and administrative expenses were $2.1 million less for the nine months ended September 30, 2008 than other selling, general and administrative expenses for the nine months ended September 30, 2007.  The decrease can be attributed to: 1) a decrease in executive consulting costs of approximately $1.0 million; 2) lower facility and depreciation expense of approximately $0.6 million due to the sublease of office space in our corporate facilities and the subsequent write-offs of assets associated with the space; and 3) lower business insurance costs of approximately $0.4 million, primarily as a result of the reduction in the size of our business; and 4) the nine months ended September 30, 2007 had an accrual of $0.3 million for the settlement of a claim which resided in the marketing services segment.

Other selling, general and administrative expenses attributable to the sales services segment for the nine months ended September 30, 2008 decreased approximately $2.2 million when compared to the nine months ended September 30, 2007.  Other selling, general and administrative expenses within the marketing services segment for the nine months ended September 30, 2008 decreased approximately $0.6 million when compared to the nine months ended September 30, 2007.  The decrease in both segments is due to the reasons discussed above.

Other selling, general and administrative expenses within the product commercialization segment for the nine month period ended September 30, 2008 were $0.7 million and consisted primarily of consulting, legal and other costs associated with our new promotional program.  There were no other selling, general and administrative expenses attributable to this segment for the nine months ended September 30, 2007.

Operating loss

There was an operating loss for the nine months ended September 30, 2008 of approximately $19.2 million compared to an operating loss of $11.4 million in the comparable prior year period. The increased loss is due to the operating loss associated with our product commercialization segment of $11.3 million.  This was partially offset by a $4.8 million reduction in the operating loss of the sales services segment due to reduced operating expenses and increased gross profit as discussed above.

Other income, net

Other income, net, for the nine months ended September 30, 2008 and 2007 was $2.6 million and $4.4 million, respectively, and consisted primarily of interest income.  The decrease in interest income is primarily due to lower interest rates and lower average cash balances for the nine months ended September 30, 2008.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Income tax expense

The federal and state corporate income tax expense was approximately $0.9 million for the nine months ended September 30, 2008, compared to income tax expense of $1.5 million for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was 5.6%, compared to an effective tax rate for the nine months ended September 30, 2007 of 21.5%.  Income taxes for the nine month period ended September 30, 2007 included an increase of $0.9 million in the valuation allowance on deferred tax asset.  Tax expense for the nine months ended September 30, 2008 was primarily due to state taxes as we file separate income tax returns in numerous state and local jurisdictions.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents and short-term investments of approximately $99.9 million and working capital of $97.3 million, compared to cash and cash equivalents and short-term investments of approximately $107.0 million and working capital of approximately $111.6 million at December 31, 2007.  For the nine months ended September 30, 2008, net cash used in operating activities was $6.3 million, compared to $3.4 million net cash provided by operating activities for the nine months ended September 30, 2007.  The main component of cash used in operating activities during the nine months ended September 30, 2008 was a net loss of $17.5 million.  This was partially offset by a reduction in accounts receivable of $11.0 million.

As of September 30, 2008, we had $3.3 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of September 30, 2008, we had $2.1 million of unearned contract revenue.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the nine months ended September 30, 2008, net cash provided by investing activities was $1.5 million as compared to net cash provided by investing activities of $62.4 million for the comparable prior year period.  The significant change during the period was reflective of our change in strategy to investments that had greater liquidity and shorter-term maturities.  The net change of $62.4 million reflected a movement from short-term investments to cash and cash equivalents.  We had approximately $0.4 million and $0.8 million of capital expenditures primarily for computer equipment and software during the nine months ended September 30, 2008 and 2007, respectively.  For both periods, all capital expenditures were funded out of available cash.  The cash flows used in financing activities for the nine months ended September 30, 2008 and 2007 represent shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  On September 30, 2008, a significant sales force program for one of our clients was terminated due to generic product competition.  This sales force program accounted for 12.0% of our revenue for the nine months ended September 30, 2008 and 10.2% of our revenue for the year ended December 31, 2007.  We anticipate that the termination of this sales force contract will reduce revenue by approximately $3.5 million during the fourth quarter of 2008.  We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.  In addition, Select Access’ services to a significant customer are seasonal in nature, occurring primarily in the winter season.

In April 2008, we signed a promotion agreement with Novartis in connection with our product commercialization initiative. See Note 9 to the condensed consolidated financial statements for additional information.  Under terms of the agreement, we are providing sales representatives, at our own cost and expense, to promote a pharmaceutical product to physicians.  In addition, we are obligated to spend at least $7.0 million per year during the term on promotional activities relating to this product.  We currently intend to make expenditures of approximately $20 to $21 million during the initial 12 months of the agreement in connection with our sales force activities and the promotion of this product.  In addition, we provided a $1.0 million upfront payment to Novartis in the second quarter of 2008 as per the terms of the agreement.  Under this arrangement, we will be compensated each quarter based on a specified formula set forth in the contract relating to product sales during the quarter.  Therefore, if we are unable to increase the sales of the product above a pre-determined quarterly baseline, it could have a material adverse effect on our business, financial condition and results of operations.  In addition, we currently expect to incur net losses on this product commercialization arrangement during fiscal year 2008 due to the costs associated with implementing the program and our expectation that an extended ramp up period will be necessary before any meaningful increase in product prescriptions can be achieved.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk).  Our financial instruments are not currently subject to foreign currency risk or commodity price risk.  We have no financial instruments held for trading purposes and we have no interest bearing long term or short term debt. At September 30, 2008 and December 31, 2007 we did not hold any derivative financial instruments.

The objectives of our investment activities are to preserve capital, maintain liquidity and maximize returns without significantly increasing risk.  In accordance with our investment policy, we attempt to achieve these objectives by investing our cash in a variety of financial instruments.  These investments are principally restricted to government sponsored enterprises and obligations of the U.S. Treasury and U.S. Federal Government Agencies.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.  Our cash and cash equivalents and short term investments at September 30, 2008 were composed of the instruments described in the preceding paragraph and all of those investments mature by December 2008.  If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the near term maturity.

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

Our revenues depend on promotional, marketing and sales expenditures by companies in the life sciences industries, including the pharmaceutical and biotechnology industries.  Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products. Furthermore, the trend in the life sciences industries toward consolidation may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the use of contract sales and marketing services providers.  This reduction in demand for outsourced pharmaceutical sales and marketing services could be further exacerbated to the extent that the business and financial condition of our pharmaceutical company clients are adversely impacted by the recent worldwide macroeconomic downturn resulting from the subprime lending crisis, general credit market crisis and the related effects on the banking and financial industries. If companies in the life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

Our business may suffer if we are unable to hire and retain key management personnel to fill critical vacancies.

The success of our business also depends on our ability to attract and retain qualified senior management who are in high demand and who often have competitive employment options. We are currently conducting a search for a CEO.  Our failure to attract and retain qualified individuals could have a material adverse effect on our business, financial condition or results of operations.

PDI, Inc.
Quarterly Report on Form 10-Q
(Tabular information in thousands, except per share amounts)

Most of our revenue is derived from a limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition or results of operations.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. As of September 30, 2008, our two largest customers accounted for approximately 26.7% and 13.3%, respectively, or approximately 40.0% in the aggregate, of our revenue for the nine-month period ended September 30, 2008.  For the year ended December 31, 2007, our three largest customers accounted for approximately 13.7%, 12.9% and 11.3% respectively, or approximately 37.9% in the aggregate, of our revenue for the year ended December 31, 2007.  For the year ended December 31, 2006, our three largest customers accounted for 28.5%, 18.3% and 9.9%, respectively, or approximately 56.7% in the aggregate, of our revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.

The loss or a significant reduction of business from any of our major customers could have a material adverse effect on our business, financial condition or results of operations.  For example, during 2006 and 2007, we announced the termination and expiration of a number of significant service contracts, including our sales force engagements with AstraZeneca, GlaxoSmithKline (GSK), sanofi-aventis and another large pharmaceutical company customer.  These four customers accounted for approximately $150.9 million in revenue during 2006 and $15.9 million in revenue during 2007.  In addition, on July 31, 2008, we received notification from the client that accounted for 12.7% of our revenue during the six months ended June 30, 2008 that, due to generic competition, it will be terminating a significant sales force program effective September 30, 2008.  This sales force program accounted for 12.0% of our revenue for the nine months ended September 30, 2008.  We anticipate that the termination of this sales force contract will reduce revenue by approximately $3.5 million during the fourth quarter of 2008.

If we are unable to generate sufficient revenue from product commercialization opportunities that we pursue to offset the costs and expenses associated with implementing and maintaining these types of programs, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

On April 11, 2008, we announced that we had entered into our first arrangement under our product commercialization strategic initiative to provide sales and marketing support services in connection with the promotion of a pharmaceutical product on behalf of Novartis Pharmaceuticals Corporation (Novartis) in exchange for a percentage of revenue from product sales in excess of certain thresholds.  We currently intend to make expenditures of approximately $20 to $21 million during the initial 12 months of the agreement in connection with our sales force activities and promotion of the product.  In addition, we currently intend to explore additional opportunities to enter into similar types of arrangements with pharmaceutical companies under this strategic initiative. These types of arrangements typically require us to make a significant upfront investment of our resources and are likely to generate losses in the early stages as program ramp up occurs.  In addition, any compensation we will receive is expected to be dependent on sales of the product, and in certain arrangements, including our arrangement with Novartis, we will not receive any compensation unless product sales exceed certain thresholds.  There can be no assurance that we can generate sufficient product sales for these arrangements to be profitable for us.  To date, we have not achieved the required sales levels necessary to receive revenue under this contract as measured by increases in prescriptions over the pre-determined baseline.  Under the terms of the contract, any shortfall from a previous quarter is added to the current quarter’s baseline amount that we must achieve in order to generate revenue.  In addition, there are a number of factors that could negatively impact product sales during the term of a product commercialization contract, many of which are beyond our control, including the level of promotional response to the product,  withdrawal of the product from the market, the launch of a therapeutically equivalent generic version of the product, the introduction of a competing product, loss of managed care covered lives, a significant disruption in the manufacture or supply of the product as well as other significant events that could affect sales of the product or the prescription market for the product.  Therefore, the revenue we receive, if any, from product sales under these types of arrangements may not be sufficient to offset the costs incurred by us implementing and maintaining these programs.  In addition, our agreement with Novartis provides, and any agreements we enter into in the future may provide, certain early termination rights.  If our agreement with Novartis, or a similar arrangement we may enter into in the future, were to be terminated prior to its scheduled expiration, our expected revenue and profitability could be materially and adversely affected due to our significant upfront investment of sales force and other promotional resources during the ramp up period for these types of programs.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	PDI, Inc.
(Registrant)

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Executive Officer

/s/ James G. Farrell
James G. Farrell
Chief Financial Officer