Form 10-K
period 2008-12-31
PDI INC
filed 2009-03-13
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to_________________

Commission file Number: 0-24249

PDI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2919486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Saddle River Executive Centre 1 State Route 17 South, Saddle River, NJ 07458
(Address of principal executive offices and zip code)

(201) 258-8450
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant's common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was $63,438,954 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 27, 2009, 14,221,802 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2008, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K (the Form 10-K), the Proxy Statement is not deemed to be filed as part hereof.

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

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These statements also involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	The effects of the current worldwide economic and financial crisis;
•	Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and life sciences industries;
•	Early termination of a significant services contract or the loss of one or more of our significant customers or a material reduction in service revenues from such customers;
•	Our ability to obtain additional funds in order to implement our business model;
•	Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;
•	Our ability to meet performance goals in incentive-based arrangements with customers;
•	Competition in our industry;
•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•	Product liability claims against us;
•	Changes in laws and healthcare regulations applicable to our industry or our, or our customers’, failure to comply with such laws and regulations;
•	The sufficiency of our insurance and self-insurance reserves to cover future liabilities;
•	Our ability to successfully develop and generate sufficient revenue from product commercialization opportunities;
•	Our ability to increase our revenues and successfully manage the size of our operations;
•	Volatility of our stock price and fluctuations in our quarterly revenues and earnings;
•	Failure of, or significant interruption to, the operation of our information technology and communication systems; and
•	The results of any future impairment testing for goodwill and other intangible assets.

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

Summary of Business

We are a leading provider of contract sales teams to pharmaceutical companies, offering a range of sales support services designed to achieve their strategic and financial product objectives.  In addition to contract sales teams, we also provide marketing research and promotional physician interaction program services.  Our services offer customers a range of promotional options for the commercialization of their products throughout their lifecycles, from development through maturity.  We provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients.

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

Typically, our customers engage us on a contractual basis to design and implement promotional programs for both prescription and over-the-counter products.  The programs are tailored to meet the specific needs of the product and the customer.  These services are provided predominantly on a fee-for-service basis.  These contracts can include incentive payments that can be earned if our activities generate results that meet or exceed performance targets.  Contracts may generally be terminated with or without cause by our customers.  Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks.

We commenced operations as a contract sales organization (CSO) in 1987 and we completed our initial public offering in May 1998.  Our executive offices are located at Saddle River Executive Centre, 1 State Route 17 South, Saddle River, New Jersey 07458 and our telephone number is (800) 242-7494.

Strategy

In 2007 we announced the implementation of a strategic plan, which was further refined in early 2008 to include the following primary components:

•	Recapture PDI’s position as the leading contract sales organization
•	Enhance our commercialization capabilities in order to provide a broader base of services and more diversified sources of revenue and,
•	Leverage our sales and marketing expertise to capitalize on product commercialization opportunities

In November 2008, Ms. Nancy Lurker joined PDI as our new chief executive officer and member of the Board of Directors with the full commitment of establishing PDI as the best in class contract sales organization in the United States.  Under Ms. Lurker’s leadership, we have intensified our focus on strengthening all aspects of the core CSO business that we believe will most favorably position PDI as the best in class contract sales organization in the United States.

In addition to concentrating our efforts on strengthening our core CSO business, we also continue to focus on enhancing our commercialization capabilities by aggressively promoting and broadening the depth of the value-added service offerings of our existing marketing services businesses, TVG Marketing Research & Consulting and Pharmakon.  However, in light of current market conditions, we are not currently seeking to make acquisitions of other commercialization service businesses.

As part of our product commercialization strategic initiative, we announced in April 2008 that we had entered into our first promotional arrangement.  However, as we re-evaluate this component of our strategy, we are not actively pursuing any additional product commercialization opportunities at this time although we may continue to evaluate potential opportunities for similar types of promotional arrangements on a very selective and opportunistic basis to the extent we are able to mitigate certain risks relating to the investment of our resources.

PDI, Inc.
Annual Report on Form 10-K (continued)

Reporting Segments and Operating Groups

For 2008, we reported under the following three segments: Sales Services; Marketing Services; and Product Commercialization.  For details on revenue, operating results and total assets by segment see Note 20 to the consolidated financial statements included in this Form 10-K.

Sales Services

This segment, which focuses primarily on product detailing, includes our Performance Sales Teams and Select Access™ Teams.  This segment represented 79% of our consolidated revenue for the year ended December 31, 2008.  Product detailing involves a sales representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted.  Contract sales teams can be deployed on either a dedicated or shared basis.  This segment also includes a portfolio of expanded sales services known as “PDI ON DEMAND”, which includes talent acquisition services, pulsing teams and vacancy coverage services.  Our talent acquisition platform provides pharmaceutical customers with an outsourced, stand-alone sales force recruiting and on-boarding service.  Pulsing teams provide temporary full or flex-time sales teams of any size anywhere in the United States that are designed to help our customers increase brand impact during key market cycles or rapidly respond to regional opportunities.  Our vacancy coverage service provides customers with outsourced temporary full or flex-time sales representatives to fill temporary territory vacancies created by leaves of absence within our customers’ internal sales forces, which allows our customers to maintain continuity of services. From time to time, we also provide sales teams to market and promote the products and/or services of customers outside of the pharmaceutical and life sciences industries.

Performance Sales Teams

A Performance Sales Team works exclusively on behalf of one customer.  The sales team is customized to meet the customer’s specifications with respect to sales representative profile, physician targeting, product training, incentive compensation plans, integration with the customers’ in-house sales forces, call reporting platform and data integration.  Without adding permanent personnel, our customers receive high quality, industry-standard sales teams comparable to their internal sales force.

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

Marketing Services

This segment, which includes our Pharmakon, TVG Marketing Research & Consulting (TVG) and Vital Issues in Medicine business units, represented 21% of consolidated revenue for the year ended December 31, 2008.

Pharmakon

Pharmakon’s business is focused on the creation, design and implementation of promotional peer interactive programming targeted to healthcare professionals.  Each marketing program can be delivered through a number of different venues, including; teleconferences, dinner meetings, webcasts, satellite and other alternative media.  Within each of our programs, we offer a number of services including strategic design, tactical execution, technology support, audience generation, moderator services and thought leader management.  In the last ten years, Pharmakon has conducted over 45,000 peer interactive programs with more than 550,000 participants. In addition to our peer interactive programs, Pharmakon also provides promotional communications activities, thought leader training and content development.

TVG Marketing Research & Consulting

TVG employs leading edge, and in some instances proprietary, research methodologies to provide qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers worldwide.  We offer a full range of pharmaceutical marketing research services, including studies designed to identify the highest impact business strategy, profile, positioning, message, execution, implementation and post implementation for a product.  We believe our marketing research model improves our customers’ knowledge about how physicians and other healthcare professionals will likely react to products.

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

Vital Issues in Medicine

Our Vital Issues in Medicine (VIM®) business unit developed and executed continuing medical education services funded by the biopharmaceutical and medical device and diagnostics industries.  We are currently in the process of winding down the operations of the VIM business unit and expect this process to be completed during 2009.

Product Commercialization

In March 2008, we announced a new strategic initiative to identify and take advantage of opportunities to enter into arrangements with pharmaceutical companies to provide sales and marketing support services and potentially limited capital in connection with the promotion of pharmaceutical products in exchange for a percentage of product sales above a certain threshold amount.  These types of arrangements would typically involve a significant upfront investment of our resources with no guaranteed return on investment and would be expected to generate losses in the first year of the contract as program ramp up occurs.

On April 11, 2008, we announced that we had entered into our first arrangement under our product commercialization strategic initiative to provide sales and marketing support services in connection with the promotion of a pharmaceutical product on behalf of Novartis Pharmaceuticals Corporation.  See Note 1 and Note 10 the consolidated financial statements as well as “Part I – Item 1 – Business – Contracts – Product Commercialization” and “Part I – Item 1A – Risk Factors ” of this Form 10-K for additional information.   As we re-evaluate this strategic initiative in conjunction with the appointment of Ms. Lurker as our new chief executive officer, we are not actively pursuing any additional product commercialization opportunities at this time although we will continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis to the extent we are able to mitigate certain risks relating to the investment of our resources.

Contracts

Set forth below is a general description of our service contracts within our business segments.

Sales Services

Contracts within our Sales Services business segment consist primarily of detailing agreements and are nearly all fee-for-service arrangements.  The term of these contracts is typically between one and two years which may be renewed or extended upon mutual agreement of the parties.  The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice.  Certain contracts provide for termination payments if the client terminates the contract without cause.  Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination.  The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition, or results of operations or cash flow.  Our Sales Services contracts include standard mutual representations and warranties as well as mutual confidentiality and indemnification provisions, including product liability indemnification from our clients to us.  These contracts, which include the Sales Services contracts with our significant customers, may also contain performance benchmarks, such as a minimum amount of detailing activity to a certain physician targets within a specified amount of time, and our failure to meet these stated benchmarks may result in specific financial penalties for us.  Certain contracts may also include incentive payments that can be earned if our activities generate results that meet or exceed agreed-upon performance targets.

Marketing Services

Our marketing services contracts generally take the form of either master service agreements with a term of one to three years, or contracts specifically related to particular projects with terms for the duration of the project, typically lasting from two to six months.  These contracts include standard representations and warranties as well as confidentiality and indemnification obligations and are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made by us on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business, financial condition or results of operations.  Due to the typical

PDI, Inc.
Annual Report on Form 10-K (continued)

size of most of TVG’s contracts, it is unlikely the loss or termination of any individual TVG contract would have a material adverse effect on our business, financial condition, results of operations, or cash flow.

Product Commercialization

In April 2008, we entered into our first contract under our product commercialization initiative with Novartis.  See Note 1 and Note 10 to the consolidated financial statements as well as “Part I – Item 1A – Risk Factors” of this Form 10-K for additional information regarding the terms of this contract.  As of December 31, 2008, we made expenditures of approximately $12.3 million in connection with our sales force activities and promotion of the product.  To date, we have not achieved the required sales levels necessary to receive revenue under our promotion agreement with Novartis.  We do not currently anticipate that we will achieve the required sales levels necessary to generate sufficient revenue to recover the costs we have incurred and will continue to incur in connection with this promotional program during the current term of the contract.  We currently intend to terminate this contract at the early termination date for this contract, which is no sooner than February 1, 2010 provided that sales of the product remain below certain pre-determined thresholds.  At December 31, 2008, we have accrued a loss of $10.3 million for this contract, which represents the anticipated future loss expected to be incurred by us in order to fulfill our minimum contractual obligations under the contract until February 1, 2010.

As we re-evaluate this strategic initiative in conjunction with the appointment of Ms. Lurker as our new chief executive officer, we are not actively pursuing any additional product commercialization opportunities at this time although we will continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis to the extent we are able to mitigate certain risks relating to the investment of our resources.  To the extent that we enter into any additional product commercialization arrangements in the future, we expect that these contracts will typically be multi-year arrangements with limited termination rights in which we are responsible for the sales force and potentially other marketing costs relating to the promotion of the pharmaceutical product.  We currently expect that we will receive revenues under the agreement only if and when product sales or prescriptions exceed certain pre-determined thresholds.  We also expect that these contracts will likely involve significant upfront investment of our resources with no guaranteed return on investment and are likely to generate losses during the initial periods of the contract as program ramp up occurs.

Significant Customers

We have historically experienced a high degree of customer concentration in our businesses.  Our three largest customers in 2008 were Pfizer Inc., F. Hoffmann-La Roche AG and Abbott Laboratories, which accounted for approximately 28.2%, 13.6% and 10.7%, respectively, or approximately 52.5% in the aggregate, of our revenue for the year ended December 31, 2008.  One of these largest customers terminated a significant sales force program effective September 30, 2008 due to generic competition.  This sales force program accounted for approximately 9.5% of our revenue during 2008.

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

Competition

With respect to our sales services segment, we compete with our customers’ ability to manage their needs internally.  In addition, a small number of providers comprise the market for outsourced pharmaceutical sales teams, and we believe that PDI, inVentiv Health Inc., Innovex Inc. and Publicis Groupe SA combined accounted for the majority of the U.S. outsourced sales team market share in 2008.  Our marketing services segment operates in a highly fragmented and competitive market.

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

Employees

As of February 28, 2009, we had approximately 1,100 employees, including approximately 550 full-time employees.  Approximately 85% of our employees are field sales representatives and sales managers.  We are not party to a collective bargaining agreement with any labor union.  We believe our relationship with our employees is generally positive.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

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

The current worldwide economic and financial crisis may have a material and adverse effect on our business, financial condition and results of operations.

The current global financial crisis involves, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide and concerns that the U.S. and global economy have entered into a prolonged recessionary period.  Sustained downturns in the economy generally affect the markets in which we operate.  If our customers’ access to capital or willingness to make expenditures is curtailed as a result of the current economic and financial crisis, our business, financial condition and results of operations could be materially and adversely affected.  For example, certain customers within our marketing services business segment have recently delayed the implementation or reduced the scope of a number of marketing initiatives.  In addition, economic conditions could affect the financial strength of our vendors and their ability to fulfill their commitments to us, and could also affect the financial strength of our customers and our ability to collect accounts receivable.  Recent disruptions in the credit markets may also negatively impact our ability to obtain additional sources of financing.  The potential effects of the current economic and financial crisis are difficult to forecast and mitigate and are likely to continue to have a significant adverse impact on our customers, vendors and our business for the next several years.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could materially and adversely affect our business, financial condition and results of operations.

Our business depends in large part on demand from the pharmaceutical and life sciences industries for outsourced marketing and sales services.  The practice of many companies in these industries has been to hire outside organizations like PDI to conduct large sales and marketing projects on their behalf.  However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, the number of sales representatives employed internally in relation to demand, the need to promote new and existing products, and competition from other suppliers.  Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue. Additionally, several large pharmaceutical companies have recently made changes to their commercial model by reducing the number of sales representatives employed internally and through outside organizations like PDI.  If the pharmaceutical and life sciences industries reduce their tendency to outsource these projects, our business, financial condition and results of operations could be materially and adversely affected.

PDI, Inc.
Annual Report on Form 10-K (continued)

If companies in the life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

    Our revenues depend on promotional, marketing and sales expenditures by companies in the life sciences industries, including the pharmaceutical and biotechnology industries.  Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products as well as the high level of patent expiration and related introduction of generic versions of branded medicine within the industry.  Furthermore, the trend in the life sciences industries toward consolidation may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the use of contract sales and marketing services providers.  This reduction in demand for outsourced pharmaceutical sales and marketing services could be further exacerbated by the current economic and financial crisis occurring in the United States and worldwide. If companies in the life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

Our service contracts are generally short-term agreements and are cancelable at any time, which may result in lost revenue and additional costs and expenses.

Our service contracts are generally for a term of one to two years (certain of our operating entities have contracts of shorter duration) and many may be terminated by the customer at any time for any reason.  In addition, many of our customers may internalize the contracted sales teams we provide under the terms of the contract or otherwise significantly reduce the number of representatives we deploy on their behalf.  The early termination or significant reduction of a contract by one of our customers not only results in lost revenue, but also typically causes us to incur additional costs and expenses.  All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is significantly reduced or terminated, unless we can immediately transfer the related sales force to a new program, if permitted under the contract, we must either continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.  The loss, termination or significant reduction of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition and results of operations.

Most of our revenue is derived from a limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition or results of operations.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies. As of December 31, 2008, our three largest customers accounted for approximately 28.2%, 13.6%, and 10.7%, respectively, or approximately 52.5% in the aggregate, of our revenue for 2008.  For the year ended December 31, 2007, our three largest customers accounted for approximately 13.7%, 12.9% and 11.3% respectively, or approximately 37.9% in the aggregate, of our revenue for 2007.  For the year ended December 31, 2006, our three largest customers accounted for 28.5%, 18.3% and 9.9%, respectively, or approximately 56.7% in the aggregate, of our revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.

In order to increase our revenues, we will need to attract additional significant customers on an ongoing basis.  Our failure to attract a sufficient number of such customers during a particular period, or our inability to replace the loss of or significant reduction in business from a major customer would have a material adverse effect on our business, financial condition and results of operations.  For example, during 2006 and 2007, we announced the termination and expiration of a number of significant service contracts, including our sales force engagements with AstraZeneca, GlaxoSmithKline (GSK), sanofi-aventis and another large pharmaceutical company customer.  These four customers accounted for approximately $150.9 million in revenue during 2006 and $15.9 million in revenue during 2007.  In addition, another client terminated a significant sales force program effective September 30, 2008 due to generic competition.  This sales force program accounted for 9.5% of our revenue during 2008.

PDI, Inc.
Annual Report on Form 10-K (continued)

We have incurred and expect to continue to incur substantial losses in connection with the product commercialization initiative we entered into with Novartis in April 2008.  If we are unable to generate sufficient revenue from any future product commercialization opportunities that we may pursue to offset the costs and expenses associated with implementing and maintaining these types of programs, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

In April 2008, we entered into our first contract under our product commercialization initiative with Novartis.  See Note 1 and Note 10 to the consolidated financial statements as well as “Part I – Item 1A – Risk Factors” of this Form 10-K for additional information regarding the terms of this contract.  As of December 31, 2008, we made expenditures of approximately $12.3 million in connection with our sales force activities and promotion of the product.  To date, we have not achieved the required sales levels necessary to receive revenue under our promotion agreement with Novartis.  We do not currently anticipate that we will achieve the required sales levels necessary to generate sufficient revenue to recover the costs we have incurred and will continue to incur in connection with this promotional program during the current term of the contract.  We currently intend to terminate this contract at the early termination date for this contract, which is no sooner than February 1, 2010 provided that sales of the product remain below certain pre-determined thresholds.  At December 31, 2008, we have accrued a loss of $10.3 million for this contract, which represents the anticipated future loss expected to be incurred by us in order to fulfill our minimum contractual obligations under the contract until February 1, 2010.

While we are not actively pursuing any additional product commercialization opportunities at this time, we will continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis.  To the extent we enter into any additional product commercialization arrangements in the future, these types of arrangements will likely require us to make a significant upfront investment of our resources and are likely to generate losses in the early stages as program ramp up occurs.  In addition, any compensation we will receive is expected to be dependent on sales of the product, and in certain arrangements, including our arrangement with Novartis, we will not receive any compensation unless product sales exceed certain thresholds.  There can be no assurance that our promotional activities will generate sufficient product sales for these arrangements to be profitable for us.  In addition, there are a number of factors that could negatively impact product sales during the term of a product commercialization contract, many of which are beyond our control, including the level of promotional response to the product,  withdrawal of the product from the market, the launch of a therapeutically equivalent generic version of the product, the introduction of a competing product, loss of managed care covered lives, a significant disruption in the manufacture or supply of the product as well as other significant events that could affect sales of the product or the prescription market for the product.  Therefore, the revenue we receive, if any, from product sales under these types of arrangements may not be sufficient to offset the costs incurred by us implementing and maintaining these programs.  Our arrangement with Novartis requires, and any future product commercialization arrangements we may enter into may also require, that we make a certain amount of expenditures in connection with our promotional activities for the product, regardless of whether sufficient product sales are achieved in order for us to generate revenue, and there are limited opportunities for us to terminate this arrangement prior to its scheduled expiration.  In addition, if any contractual product commercialization arrangement we enter into was to be terminated by our customer prior to its scheduled expiration, our expected revenue and profitability could be materially and adversely affected due to our significant upfront investment of sales force and other promotional resources during the ramp up period for these types of programs.

If we do not meet performance goals established in our incentive-based arrangements with customers, our revenue could be materially and adversely affected.

We have entered into a number of incentive-based arrangements with our pharmaceutical company customers. Under incentive-based arrangements, we are typically paid a lower fixed fee and, in addition, have an opportunity to earn additional compensation upon achieving specific performance metrics with respect to the products being detailed.  Typically, these performance metrics relate to targeted sales or prescription volumes, sales force performance metrics or a combination thereof.  These types of arrangements transfer some market risk from our customers to us. In addition, these arrangements can result in variability in our incentive-based earnings (and therefore our revenue) due to seasonality of product usage, changes in market share, new product introductions (including the introduction of competing generic products into the market), overall promotional efforts and other market related factors.  If we are unable to meet the performance goals established in our incentive-based arrangements, our revenue could be materially and adversely affected.

Additionally, certain of our service contracts may contain penalty provisions pursuant to which our fixed fees may be significantly reduced if we do not meet certain minimum performance metrics, which may include number and timing of sales calls, physician reach, territory vacancies and/or sales representative turnover.

PDI, Inc.
Annual Report on Form 10-K (continued)

Our industry is highly competitive and our failure to address competitive developments promptly will limit our ability to retain and increase our market share.

Our primary competitors for sales and marketing services include in-house sales and marketing departments of pharmaceutical companies, other CSOs and providers of marketing and related services, including marketing research providers.  There are relatively few barriers to entry in the businesses in which we compete and, as the industry continues to evolve, new competitors are likely to emerge. Most of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have.  Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share, our ability to source new business opportunities as well as our business, financial condition and results of operations.

We may require additional funds in order to implement our business model.

We may require additional funds in order to pursue certain business opportunities or meet future operating requirements, develop incremental marketing and sales capabilities; and/or acquire other services businesses.  We may seek additional funding through public or private equity or debt financing or other arrangements with collaborative partners.  Our ability to secure any future debt financing on favorable terms or at all may be materially and adversely affected by the current credit market turmoil.  In addition, any debt financing arrangements that we enter into may require us to comply with specified financial ratios, including ratios regarding interest coverage, total leverage, senior secured leverage and fixed charge coverage.  Our ability to comply with these ratios may be affected by events beyond our control.  If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result.  As a condition to providing us with additional funds, future investors may demand, and may be granted, rights superior to those of existing stockholders.  We cannot be certain, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.  If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our strategic initiatives.

Due to the expiration and termination of several significant contracts during 2006, 2007 and 2008, our historical revenue and results of operations cannot be relied upon as representative of the revenue and results of operations that we may achieve in 2009 and future periods.

As noted above, during 2006 and the first half of 2007, we experienced the expiration and termination of several significant contracts, including termination of our AstraZeneca contract sales force agreement effective as of April 30, 2006, the termination of our contract sales force agreement with sanofi-aventis effective as of December 1, 2006, the expiration of our contract sales force agreement with GSK on December 31, 2006 and the expiration of our contract sales force agreement with a large pharmaceutical company customer on May 12, 2007.  These four customers accounted for an aggregate of approximately $150.9 million of revenue during 2006 and $15.9 million of revenue during 2007.  In addition, another significant sales force program was terminated which accounted for approximately $10.7 million of revenue during 2008.  Unless and until we generate sufficient new business to offset the loss of these contracts, our financial results for previous periods will not be duplicated in future periods, and future revenue and cash flows from operations will be significantly less than in previous periods.  In addition, in connection with the accrued loss on our product commercialization contract we currently expect a significant decrease in our cash and cash equivalents in 2009.

Our liquidity, business, financial condition, results of operations and cash flows could be materially and adversely affected if the financial institutions which hold our funds fail.

We have substantial funds held in bank deposits, money market funds and other accounts at certain financial institutions.  A significant portion of the funds held in these accounts exceeds the Federal Deposit Insurance Corporation’s insurance limits.  If any of the financial institutions where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the insurance coverage limit. Such a loss would have a material and adverse effect on our liquidity, business, financial condition, results of operations and cash flows.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

Product liability claims could harm our business.

We could face substantial product liability claims in the event any of the pharmaceutical or other products we have previously marketed or market now or may in the future market is alleged to cause negative reactions or adverse side effects or in the event any of these products causes injury, is alleged to be unsuitable for its intended purpose or is alleged to be otherwise defective.  For example, we have been named as a defendant in numerous lawsuits as a result of our detailing of Baycol® on behalf of Bayer Corporation (Bayer).  Product liability claims, regardless of their merits, could be costly and divert management's attention from our business operations, or adversely affect our reputation and the demand for our services.  While we rely on contractual indemnification provisions with our customers to protect us against certain product liability related claims, we cannot assure you that these provisions will be fully enforceable or that they will provide adequate protection against claims intended to be covered.  We currently have product liability insurance in the aggregate amount of $5.0 million but cannot ensure that our insurance will be sufficient to cover fully all potential claims.  Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all.

If we do not increase our revenues and successfully manage the size of our operations, our business, financial condition and results of operations could be materially and adversely affected.

The majority of our operating expenses are personnel-related costs such as employee compensation and benefits as well as the cost of infrastructure to support our operations, including facility space and equipment.  We recently instituted a number of cost-saving initiatives, including a reduction in employee headcount.  In addition, we are currently seeking to sublet unused office space in our Saddle River, New Jersey and Dresher, Pennsylvania facilities, although there is no guarantee that we will be able to successfully sublet this unused office space, particularly in light of the current economic and financial crisis.  If we are unable to achieve revenue growth in the future or fail to adjust our cost infrastructure to the appropriate level to support our revenues, our business, financial condition and results of operations could be materially and adversely affected.

Our business may suffer if we are unable to hire and retain key management personnel to fill critical vacancies.

The success of our business also depends on our ability to attract and retain qualified senior management who are in high demand and who often have competitive employment options. We are currently conducting a search for a President of our Sales Services business segment.  Our failure to attract and retain qualified individuals could have a material adverse effect on our business, financial condition or results of operations.

Changes in governmental regulation could negatively impact our business operations.

The pharmaceutical and life sciences industries are subject to a high degree of governmental regulation.  Significant changes in these regulations affecting the services we provide, including pharmaceutical product promotional and marketing research services and physician interaction programs, could result in the imposition of additional restrictions on these types of activities, impose additional costs on us in providing these services to our customers or otherwise negatively impact our business operations.  In addition, changes in governmental regulations mandating price controls and limitations on patient access to our customers’ products could reduce, eliminate or otherwise negatively impact our customers’ utilization of our sales and marketing services.

Our failure, or that of our customers, to comply with applicable healthcare regulations could limit, prohibit or otherwise adversely impact our business activities.

Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical products. In particular, the healthcare industry is governed by various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Sanctions for violating these laws include civil and criminal fines and penalties and possible exclusion from Medicare, Medicaid and other federal or state healthcare programs. Although we believe our current business arrangements do not violate these federal and state fraud and abuse laws, we cannot assure you that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition or results of operations. Our failure, or the failure of our customers, to comply with these laws, regulations and guidelines, or any change in these laws, regulations and guidelines may, among other things, limit or prohibit our or our customers’ current or business activities, subject us or our customers to adverse publicity, increase the cost of regulatory compliance and insurance coverage or subject us or our customers to monetary fines or other sanctions or penalties.

PDI, Inc.
Annual Report on Form 10-K (continued)

We may experience impairment charges of our goodwill and other intangible assets.

   Under Statement of Financial Accounting Standard No. 142, we are required to evaluate goodwill for impairment at least annually.  If we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If our projected long-term sales growth rate, profit margins or terminal rate are considerably lower and/or the assumed weighted average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a non-cash goodwill impairment loss in our statement of operations.

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

Historically, we have made a number of acquisitions, and we may pursue new acquisition opportunities in the future.  If we are unable to successfully integrate an acquired company, the acquisition could lead to disruptions to our business.  The success of an acquisition will depend upon, among other things, our ability to:

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

Our quarterly revenues and operating results may vary, which may cause the price of our common stock to fluctuate.

Our quarterly operating results may vary as a result of a number of factors, including:

•	the commencement, delay, cancellation or completion of sales and marketing programs;
•	regulatory developments;

PDI, Inc.
Annual Report on Form 10-K (continued)

•	uncertainty about when, if at all, revenue from any product commercialization arrangements and/or other incentive-based arrangements with our customers will be recognized;
·	mix of services provided and/or mix of programs during the period;
•	timing and amount of expenses for implementing new programs and accuracy of estimates of resources required for ongoing programs;
•	timing and integration of any acquisitions;
•	changes in regulations related to pharmaceutical companies; and
•	general economic conditions, including the current economic and financial crisis.

In addition, in the case of revenue related to service contracts, we recognize revenue as services are performed, while program costs, other than training costs, are expensed as incurred.  For all contracts, training costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months.  As a result, during the first two to three months of a new contract, we may incur substantial expenses associated with implementing that new program without recognizing any revenue under that contract. In addition, if we pursue additional product commercialization opportunities, we will incur similar implementation expenses and likely will not be able to recognize revenue from the contract, if any, for an even greater period of time after commencement of these types of programs.  This could have a material adverse impact on our operating results and the price of our common stock for the quarters in which these expenses are incurred.  For these and other reasons, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Fluctuations in quarterly results could materially and adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Our stock price is volatile and could be further affected by events not within our control, and an investment in our common stock could suffer a decline in value.

The market for our common stock is volatile.  In 2008, our stock traded at a low of $3.10 and a high of $9.40.  During 2007, our stock traded at a low of $8.56 and a high of $12.40.    The trading price of our common stock has been and will continue to be subject to:
•	volatility in the trading markets generally, including volatility associated with the current economic and financial crisis in the United States and worldwide;
•	significant fluctuations in our quarterly operating results;
•	significant changes in our cash and cash equivalent reserves;
•	announcements regarding our business or the business of our competitors;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	industry and/or regulatory developments;
•	changes in revenue mix;
•	changes in revenue and revenue growth rates for us and for our industry as a whole;
•	changes in accounting standards, policies, guidance, interpretations or principles; and
•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate.

Our controlling stockholder continues to have effective control of us, which could delay or prevent a change in corporate control that may otherwise be beneficial to our stockholders.

John P. Dugan, our chairman, beneficially owns approximately 34% of our outstanding common stock.  As a result, Mr. Dugan is able to exercise substantial control over the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendments to our certificate of incorporation.  This ownership concentration will limit our stockholders’ ability to influence corporate matters and, as a result, we may take actions that other stockholders do not view as beneficial, which may adversely affect the market price of our common stock.

PDI, Inc.
Annual Report on Form 10-K (continued)

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

Our corporate headquarters are located in Saddle River, New Jersey where we lease approximately 84,000 square feet.  The lease runs for a term of approximately 12 years, which began in July 2004.  We entered into a sublease for approximately 16,000 square feet of space in our Saddle River facility for a term of five years which began in July 2005.  The sublease allows the subtenant to renew for an additional term of two years.  In July 2007, we entered into an additional sublease for approximately 20,000 square feet of space in our Saddle River facility for the remaining term of our lease.  TVG operates out of a 37,000 square foot facility in Dresher, Pennsylvania under a lease that runs for a term of approximately 12 years, which began in December 2004.  TVG entered into two subleases in August and October of 2007, each for terms of five years, and are approximately 3,000 and 4,700 square feet, respectively.  Pharmakon operates out of a 6,700 square foot facility in Schaumburg, Illinois under a lease that expires in February 2010.  We believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

In 2008 we had approximately $0.1 million in charges related to unused office space at our Dresher location.  In 2007, we had approximately $1.0 million of net charges related to unused office space capacity and asset impairments related to the vacated space at both locations.  In 2006, we had net charges of approximately $657,000 related to unused office space capacity at our Saddle River, New Jersey and Dresher, Pennsylvania locations and $1.3 million in asset impairment charges for leasehold improvements and furniture and fixtures associated with the unused office space at those facilities.  There is approximately 4,100 square feet of unused office space at Dresher that we are seeking to sublease in 2009 and we are also seeking to sublease certain unused office space in our Saddle River facility.  There can be no assurance, however, that we will be able to successfully sublet unused office space, on favorable terms or at all, particularly in light of the current economic and financial crisis.

ITEM 3.	LEGAL PROCEEDINGS

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer in the United States until early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as PDI, to provide detailing services on its behalf pursuant to contract sales force agreements.  We may be named in additional similar lawsuits.  To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings.  In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of December 31, 2008, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense.  We did not incur any costs or expenses relating to these matters during 2006, 2007 or 2008.

PDI, Inc.
Annual Report on Form 10-K (continued)

Other Legal Proceedings

We are currently a party to other legal proceedings incidental to our business.  As required, we have accrued our estimate of the probable costs for the resolution of these claims. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations, litigation is subject to inherent uncertainties.  If we were to settle a proceeding for a material amount or if an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our business, financial condition or results of operations.  Legal fees are expensed as incurred.

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
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “PDII.”  The price range per share of common stock presented below represents the highest and lowest sales price for our common stock on the Nasdaq Global Market for the last two years by quarter:

	2008		2007
	HIGH	LOW	HIGH	LOW
First quarter	$9.40	$7.01	$10.98	$9.21
Second quarter	$9.15	$7.61	$11.28	$9.00
Third quarter	$9.23	$7.22	$12.40	$9.09
Fourth quarter	$7.80	$3.10	$10.68	$8.56

Holders

We had 326 stockholders of record as of March 3, 2009.  Not reflected in the number of record holders are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.  Future earnings, if any, will be used to finance the future operation and growth of our business.

Securities Authorized For Issuance Under Equity Compensation Plans

We have in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  All equity compensation plans have been approved by security holders.  The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2008:

PDI, Inc.
Annual Report on Form 10-K (continued)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2004 Stock Award and Incentive Plan, 2000 Omnibus Incentive Compensation Plan, and 1998 Stock Option Plan)	304,531	$23.48	1,208,697

Equity compensation plans not approved by security holders (1)	-	-	-
Total	304,531	$23.48	1,208,697

(1) Excludes restricted stock, restricted stock units and stock-settled stock appreciation rights.

Issuer Purchases of Equity Securities

From time to time, we repurchase our common stock on the open market or in privately negotiated transactions or both.  On November 7, 2006, we announced that our Board of Directors authorized us to repurchase up to one million shares of our common stock, none of which have been repurchased.  We did not repurchase any shares of our common stock on the open market during 2007 or 2008.  Any future purchases of shares will be made from available cash.

Comparative Stock Performance Graph

       The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock, based on the market price of our common stock, with the total return of companies included within the Nasdaq Composite Index for the period commencing December 31, 2003 and ending December 31, 2008.  The calculation of total cumulative return assumes a $100 investment in our common stock and the Nasdaq Composite Index on December 31, 2003, and the reinvestment of all dividends.

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.  The operations data for the years ended December 31, 2008, 2007, and 2006 and the balance sheet data at December 31, 2008 and 2007 are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.  The operations data for the years ended December 31, 2005 and 2004 and the balance sheet data at December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements that are not included in this Form 10-K.  The historical results are not necessarily indicative of the results to be expected in any future period.  No cash dividends have been declared for any period.

(in thousands, except per share data)	2008		2007		2006		2005		2004
Continuing operations data:
Total revenues, net	$112,528		$117,131		$239,242		$305,205		$345,797	(7)
Gross profit	4,513	(1)	31,615		55,844		52,402		92,633

Operating expenses	40,917	(2)	45,853	(3)	49,931	(4)	65,064	(5)	58,554
Asset impairment	23		42		-		6,178	(6)	-
Total operating expenses	40,940		45,895		49,931		71,242		58,554

(Loss) income from
continuing operations	$(34,461)		$(9,974)		$11,375		$(11,407)		$20,435

Per share data from continuing operations:
(Loss) income per share of common stock
Basic	$(2.46)		$(0.72)		$0.82		$(0.80)		$1.40
Diluted	$(2.46)		$(0.72)		$0.81		$(0.80)		$1.37

Weighted average number of shares outstanding:
Basic	14,012		13,940		13,859		14,232		14,564
Diluted	14,012		13,940		13,994		14,232		14,893

Balance sheet data:
Cash and short-term investments	$90,233		$106,985		$114,684		$97,634		$109,498
Working capital	81,639		110,739		112,186		92,264		96,156
Total assets	149,036		179,554		201,636		200,159		224,705
Total long-term debt	-		-		-		-		-
Stockholders' equity	107,107		140,189		149,197		135,610		165,425

________________
(1)	Includes $10.3 million in charges related to an accrued contract loss. See Note 10 to the consolidated financial statements for more details.
(2)	Includes $1.2 million in charges for executive severance costs and $0.1 million in facilities realignment costs. See Notes 15 and 16 to the consolidated financial statements for more details.
(3)	Includes $1.0 million in charges for facilities realignment costs. See Note 16 to the consolidated financial statements for more details.
(4)
Includes $4.0 million in credits to legal expense related to the settlement of certain litigation matters and $2.0 million in charges for facilities realignment costs.  See Note 16 to the consolidated financial statements for more details.  As a result of adopting FAS 123R in 2006 there was an additional $290,000 recognized in stock compensation expense.

(5)	Includes $5.7 million for executive severance costs and $2.4 million for facilities realignment costs. See Notes 15 and 16 to the consolidated financial statements for more details.
(6)
Asset impairment charges include a $3.3 million non-cash charge for the impairment of the goodwill associated with the Select Access reporting unit; and a $2.8 million non-cash charge for the impairment of the Siebel sales force automation platform.

(7)	Includes revenue of $4.9 million associated with the acquisition of Pharmakon on August 31, 2004.

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

OVERVIEW

We are a leading provider of contract sales teams in the United States to pharmaceutical companies.  Additionally, we provide marketing research and physician interaction programs.  Our services offer customers a range of promotional options for the commercialization of their products throughout their lifecycles, from development through maturity.

Our business depends in large part on demand from the pharmaceutical and life sciences industries for outsourced sales and marketing services.  In recent years, this demand has been adversely impacted by certain industry-wide factors affecting pharmaceutical companies in recent years, including, among other things, pressures on pricing and access, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment and decreased pipeline productivity.  Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue.  Additionally, a number of pharmaceutical companies have recently made changes to their commercial models by reducing the number of sales representatives employed internally and through outside organizations like PDI.  A very significant source of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore been significantly impacted by cost control measures implemented by these companies, including a substantial reduction in the number of sales representatives deployed.  This has culminated in the expiration or termination of a number of our significant sales force contracts during 2006 and 2007, including our sales force engagements with AstraZeneca, GlaxoSmithKline, sanofi-aventis and another large pharmaceutical company customer.  These four customers accounted for approximately $150.9 million in revenue during 2006 and $15.9 million in revenue during 2007.  In addition, a significant sales force program for one of our clients was terminated, effective September 30, 2008, due to generic product competition.  This program accounted for approximately $10.7 million in revenue in 2008.  This reduction in demand for outsourced pharmaceutical sales and marketing services could be further exacerbated by the current economic and financial crisis occurring in the United States and worldwide.  For example, certain customers within our marketing services business segment have recently delayed the implementation or reduced the scope of a number of marketing initiatives.  If companies in the life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth of our sales and marketing services businesses, which provide our pharmaceutical company clients with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through outsourcing.  We have recently intensified our focus on strengthening all aspects of the core CSO business that we believe will most favorably position PDI as the best in class contract sales organization in the United States.  In addition, we also continue to focus on enhancing our commercialization capabilities by aggressively promoting and broadening the depth of the value-added service offerings of our existing marketing services businesses, TVG and Pharmakon.

DESCRIPTION OF REPORTING SEGMENTS

For the year ended December 31, 2008, our three reporting segments were as follows:
♦	Sales Services, which is comprised of the following business units:
•	Performance Sales Teams; and
•	Select Access.
♦	Marketing Services, which is comprised of the following business units:
•	Pharmakon;
•	TVG Marketing Research and Consulting (TVG); and
•	Vital Issues in Medicine (VIM)®.
♦	Product Commercialization.

Selected financial information for each of these segments is contained in Note 20 to the condensed consolidated financial statements and in the discussion under “Consolidated Results of Operations.”

PDI, Inc.
Annual Report on Form 10-K (continued)

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

Revenue and Associated Costs

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

The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.  Historically, we have derived a significant portion of its service revenue from a limited number of customers.  Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate.  As a result, we are likely to continue to experience significant customer concentration in future periods.  For the years ended December 31, 2008 and 2007, our three largest customers, who each individually represented 10% or more of our service revenue, together accounted for approximately 52.5% and 37.9% of its service revenue, respectively.  For the year ended December 31, 2006 our two largest customers, who each individually represented 10% or more of our service revenue, together accounted for approximately 46.8% of our service revenue.  See Note 14 to our consolidated financial statements.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

Under our promotional program included in the product commercialization segment, we recognize revenue quarterly based on a specified formula set forth in our product commercialization agreement with Novartis related to product sales for the quarter.  We will not receive any compensation during any quarter in which product sales are below certain thresholds established for that quarter as set forth in the agreement.  Revenues recognized (if any) under this agreement will be directly impacted by prescription data provided by a third party vendor and other information provided by Novartis.  Additionally, we must perform a minimum number of sales calls to designated physicians each year, and the failure to satisfy this requirement could result in penalties being imposed on PDI or provide the customer with the ability to terminate the agreement.

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

Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract.  For the majority of the Company’s contracts, training costs are reimbursable out-of-pocket expenses.  For contracts where the Company is responsible for training costs, these costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months.

Contract Loss Provisions

Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.  Performance based contracts have the potential for higher returns but also an increased risk of contract loss as compared to the traditional fee for service contracts.  We  recognized a contract loss related to our product commercialization agreement in 2008.  See Note 10 to our consolidated financial statements.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

Goodwill, Intangibles and Other Long-Lived Assets

We allocate the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.  Since the entities we have acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests require significant management judgments and estimates.  These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated future cash flows and the cost of capital.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to our results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

  We test goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  We test goodwill for impairment at the reporting unit level, which is one level below its operating segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  We currently have six reporting units; however, only one reporting unit, Pharmakon, includes goodwill.  Goodwill is tested by estimating the fair value of the reporting unit using a discounted cash flow model.  The estimated fair value of the reporting unit is then compared with the carrying value including goodwill, to determine if any impairment exists.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting units.  The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows.

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

Contingencies

In the normal course of business, we are subject to various contingencies.  Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated, or otherwise disclosed.  We are currently involved in certain legal proceedings and, as required, we have accrued our estimate of the probable costs for the resolution of these claims.  These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  Predicting the outcome of claims and litigation, and estimating related costs and exposures, involves substantial uncertainties that could cause actual costs to vary materially from estimates.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

We operate in multiple tax jurisdictions and provide taxes in each jurisdiction where we conduct business and are subject to taxation.  The breadth of our operations and the complexity of the various tax laws require assessments of uncertainties and judgments in estimating the ultimate taxes we will pay.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits.  We have established estimated liabilities for federal and state income tax exposures that arise. These accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process.  We adjust these accruals as facts and circumstances change, such as the progress of a tax audit. We believe that any potential audit adjustments will not have a material adverse effect on our financial condition or liquidity. However, any adjustments made may be material to our consolidated results of operations for a reporting period.

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences.  The realization of these assets is dependent on generating future taxable income.  We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  Our recent operating results and projections of future income weighed heavily in our overall assessment.  The minimum amount of future taxable income that would have to be generated to realize our net deferred tax assets is approximately $30 million and the existing levels of pretax earnings for financial reporting purposes are not sufficient to generate this amount of future taxable income.  As a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2008 and 2007 because we determined that it was more likely than not that these assets would not be realized.

Self-Insurance Accruals

Prior to October 1, 2008, we were self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars.  Beginning October 1, 2008, we are fully-insured through an outside carrier for these losses.  Our liability for claims filed and claims incurred but not reported prior to October 1, 2008 is estimated on an actuarial undiscounted basis supplied by its insurance brokers and insurers using individual case-based valuations and statistical analysis and is based upon judgment and historical experience, however, the final cost of many of these claims may not be known for five years or longer.  We also are self-insured for benefits paid under employee healthcare programs.  Our liability for healthcare claims is estimated using an underwriting determination which is based on current year’s average lag days between when a claim is incurred to when it is paid.  We maintain stop-loss coverage with third-party insurers to limit our total exposure on all of these programs.  Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.  Management reviews our self-insurance accruals on a quarterly basis.  Actual results can vary from these estimates, which results in adjustments in the period of the change in estimate.

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

We primarily use the Black-Scholes option pricing model to determine the fair value of stock options and stock-based stock appreciation rights (SARs). The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by our stock price as well as assumptions made regarding a number of complex and subjective variables.  These assumptions including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate, and expected dividend yield.  Our assumptions are detailed in Note 13 to our consolidated financial statements.

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

	Years Ended December 31,
Continuing operations data	2008	2007	2006	2005	2004
Revenues:
Service, net	100.0%	100.0%	100.0%	100.0%	100.4%
Product, net	-	-	-	-	(0.4%)
Total revenues, net	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods and services:
Cost of services	96.0%	73.0%	76.7%	82.8%	73.1%
Cost of goods sold	-	-	-	-	0.1%
Total cost of goods and services	96.0%	73.0%	76.7%	82.8%	73.2%

Gross profit	4.0%	27.0%	23.3%	17.2%	26.8%

Operating expenses:
Compensation expense	20.3%	20.9%	11.7%	8.5%	8.9%
Other selling, general and administrative	14.7%	17.1%	9.5%	9.6%	7.2%
Asset impairment	-	-	-	2.0%	-
Executive severance	1.1%	-	0.2%	1.9%	0.1%
Legal and related costs, net	0.2%	0.3%	(1.4%)	0.6%	0.7%
Facilities realignment	0.1%	0.9%	0.8%	0.8%	-
Total operating expenses	36.4%	39.2%	20.9%	23.3%	16.9%

Operating (loss) income	(32.4%)	(12.2%)	2.5%	(6.2%)	9.9%
Gain (loss) on investments	-	-	-	1.5%	(0.3%)
Interest income, net	2.5%	5.2%	2.0%	1.0%	0.5%
(Loss) income from continuing operations
before income taxes	(29.8%)	(7.0%)	4.5%	(3.7%)	10.1%
Income tax expense (benefit)	0.8%	1.5%	(0.3%)	0.1%	4.2%
(Loss) income from continuing operations	(30.6%)	(8.5%)	4.8%	(3.7%)	5.9%

PDI, Inc.
Annual Report on Form 10-K (continued)

Comparison of 2008 and 2007

Revenue (in thousands)

	Year Ended
	December 31,
	2008	2007	Change ($)	Change (%)
Sales services	$89,656	$86,766	$2,890	3.3%
Marketing services	23,872	30,365	(6,493)	(21.4%)
Product commercialization	(1,000)	-	(1,000)	-
Total	$112,528	$117,131	$(4,603)	(3.9%)

   The decrease in total revenues of $4.6 million, or 3.9%, was primarily related to a decrease in revenue in the marketing services segment. The sales services segment revenue increased by $2.9 million in 2008 compared to 2007 primarily due to an increase in revenue within our Select Access business unit of 32.6% due to new and expanded sales force engagements during 2008.

Revenue for the marketing services segment decreased by approximately 21.4% as revenue at TVG and Pharmakon was lower due in part to a decrease in new projects as well as the curtailment or postponement of certain existing projects within these business units.  Pharmakon revenue decreased by 28.5% as its two major clients postponed many of their projects with Pharmakon due to budget constraints.

The product commercialization segment recorded negative revenue of $1.0 million.  This pertained to a non-refundable upfront payment we made to Novartis as per the terms of our promotion agreement, which has been recognized as negative revenue pursuant to Emerging Issues Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product."  This segment had no revenue in 2007.

Cost of services (in thousands)

Year Ended	Sales	% of	Marketing	% of	Product	% of		% of
December 31,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$71,266	79.5%	$14,121	59.2%	$22,628	-	$108,015	96.0%
2007	68,554	79.0%	16,962	55.9%	-	-	85,516	73.0%
Change ($)	$2,712		$(2,841)		$22,628		$22,499

The increase of approximately $22.5 million in costs of services was primarily attributed to the $22.6 million associated with our promotional program within the product commercialization segment for the year ended December 31, 2008.  Included within that amount is $10.3 million associated with an accrued contract loss, which represents the future loss expected to be incurred by us to fulfill our contractual obligations under our existing product commercialization agreement until February 1, 2010, the early termination date for this contract.  See Note 10 for more details.  This segment had no activity in 2007.  The sales services segment had an increase of $2.7 million in cost of services, which is primarily attributable to the increase in revenue at Select Access.  Cost of services within the marketing services segment decreased approximately $2.8 million, or 16.7% primarily due to the decrease in new projects and the curtailment or postponement of certain existing projects at Pharmakon.

Gross profit (in thousands)

Year Ended	Sales	% of	Marketing	% of	Product	% of		% of
December 31,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$18,390	20.5%	$9,751	40.8%	$(23,628)	-	$4,513	4.0%
2007	18,212	21.0%	13,403	44.1%	-	-	31,615	27.0%
Change ($)	$178		$(3,652)		$(23,628)		$(27,102)

PDI, Inc.
Annual Report on Form 10-K (continued)

Gross profit in the sales services segment increased slightly on higher revenue for the year ended 2008 as compared to year ended 2007.  In 2007, we recognized $0.6 million in revenue associated with a contract with a former emerging pharmaceutical client for services performed in 2006.  Because of the uncertainty surrounding collections, we recognized revenue from this client on a cash basis and all costs associated with this contract were recognized in 2006.

The decrease in gross profit attributable to the marketing services segment was commensurate with the decrease in revenue discussed above as total gross profit decreased at all three business units.  The gross profit percentage decreased to 40.8% from 44.1% in the comparable prior year period primarily due to a decrease in margin percentage at TVG attributed to a change in product mix.

The product commercialization segment’s negative gross profit was attributable to our sales force, promotional costs and contract loss accrual associated with this program plus the $1 million non-refundable upfront payment we made to Novartis as per the terms of our promotion agreement.

 (Note: Compensation and other Selling, General and Administrative (other SG&A) expense amounts for each segment contain allocated corporate overhead.)

Compensation expense (in thousands)

Year Ended	Sales	% of	Marketing	% of	Product	% of		% of
December 31,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$13,176	14.7%	$8,361	35.0%	$1,301	-	$22,838	20.3%
2007	15,973	18.4%	8,543	28.1%	-	-	24,516	20.9%
Change ($)	$(2,797)		$(182)		$1,301		$(1,678)

The decrease in compensation expense was primarily a result of a reduction in incentive compensation accrued for 2008 due to our financial performance relative to the financial targets established for 2008 under our incentive compensation plan.  The decrease for both sales services and marketing services segments in 2008 can be attributed to the reason discussed above.

  The product commercialization segment had compensation costs of $1.3 million.  This was primarily attributable to employee and sales services support costs.  There was no compensation expense attributable to this segment in 2007.

Other selling, general and administrative expenses (in thousands)

Year Ended	Sales	% of	Marketing	% of	Product	% of		% of
December 31,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$11,549	12.9%	$3,857	16.2%	$1,126	-	$16,532	14.7%
2007	15,033	17.3%	4,990	16.4%	-	-	20,023	17.1%
Change ($)	$(3,484)		$(1,133)		$1,126		$(3,491)

Total other SG&A expenses decreased primarily due to the following: 1) a decrease in depreciation expense of approximately $0.7 million primarily due to the conversion to a new financial reporting system that was at a much lower capitalized cost than our previous system; 2) a decrease in net franchise taxes of approximately $1.0 million primarily due to the settlement of one state’s assessment for less than the $0.6 million that had been accrued in 2007; 3) a reduction in executive consulting of approximately $1.0 million; and 4) a reduction in business insurance expense of approximately $0.4 million.  As a percentage of total revenue, other SG&A expenses decreased to 14.7% in 2008 from 17.1% in 2007.

Executive severance

In 2008, we incurred approximately $1.2 million in executive severance costs that related to the departure of our chief executive officer and one other executive.  In 2007, we did not have any executive severance costs.

Legal and related costs

In 2008 and 2007, we had legal expenses of approximately $0.3 million, respectively, which primarily pertained to legal expenses incurred by us in the ordinary course of business.

PDI, Inc.
Annual Report on Form 10-K (continued)

Facilities realignment

In 2008, we had charges of approximately $75,000 related to the excess office space at our Dresher, Pennsylvania location.  In 2007, we had net charges of approximately $1.0 million primarily related to the impairment of fixed assets and other expenses related to our exiting the computer data center space at our Saddle River, New Jersey location in December 2007. Total charges in 2007 for the sales services segment were approximately $1.0 million and approximately $26,000 was credited to the marketing services segment.

Operating loss

Year Ended	Sales	% of	Marketing	% of	Product	% of		% of
December 31,	services	sales	services	sales	commercialization	sales	Total	sales
2008	$(7,196)	(8.0%)	$(3,070)	(12.9%)	$(26,161)	-	$(36,427)	(32.4%)
2007	(13,918)	(16.0%)	(362)	(1.2%)	-	-	(14,280)	(12.2%)
Change ($)	$6,722		$(2,708)		$(26,161)		$(22,147)

  The increased operating loss in 2008 is primarily attributable to the $26.2 million in negative revenue and expenses associated with our promotional program within the product commercialization segment.  This was partially offset by a reduction in our total operating expenses of approximately $5.0 million, or 10.8%.

Interest income, net

Interest income, net, for 2008 and 2007 was approximately $2.8 million and $6.1 million, respectively.  The decrease is primarily attributable to a decrease in interest rates for 2008 as well as smaller available cash balances.

Provision for income taxes

We recorded a provision for income taxes of $0.9 million for 2008 and $1.8 million for 2007.  Our overall effective tax rate was a provision of 2.6% and a provision of 21.5% for 2008 and 2007, respectively.  The tax provision for 2007 is primarily attributable to the full valuation allowance on the net deferred tax assets except for the basis difference in goodwill.  Federal tax attribute carryforwards at December 31, 2008, consist primarily of approximately $29.2 million of net operating losses and $339,000 of capital losses.  In addition, we have approximately $63.5 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they will begin to expire in 2027 and if the current state net operating losses are not utilized they begin to expire in 2009.  The capital losses can only be utilized against capital gains and $339,000 will expire in 2009.

Net loss

There was a net loss of $34.5 million in 2008, compared to a net loss of $10.0 million in 2007, due to the factors discussed above.

Comparison of 2007 and 2006

Revenue (in thousands)

	Year Ended
	December 31,
	2007	2006	Change ($)	Change (%)
Sales services	$86,766	$202,748	$(115,982)	(57.2%)
Marketing services	30,365	36,494	(6,129)	(16.8%)
Product commercialization	-	-	-	-
Total	$117,131	$239,242	$(122,111)	(51.0%)

The decrease in total revenues of $122.1, or 51.0%, was primarily related to the termination of several large contracts in 2006.  Effective April 30, 2006, AstraZeneca terminated its contract sales force arrangement with us, which represented approximately $43.0 million of revenue in 2006.  On September 26, 2006, we announced that GSK would not be renewing its contract with us when it expired on December 31, 2006.  This contract represented $67.4 million of revenue in 2006.  On October 25, 2006, we announced that we had received notification from

PDI, Inc.
Annual Report on Form 10-K (continued)

sanofi-aventis of its intention to terminate its contract sales engagement with us effective December 1, 2006.  This contract represented approximately $18.3 million of revenue in 2006.  Additionally, on March 21, 2007, we announced that a large pharmaceutical company customer had notified us of its intention not to renew its contract sales engagement with us upon its scheduled expiration on May 12, 2007. This contract, which had a one-year term, provided for approximately $37 million of annual revenue and represented a $7.1 million decline in revenue when compared to 2006. The loss in revenue from those terminated and expired contracts was partially offset by new sales force arrangements we entered into during 2007, including a contract sales force engagement for our Select Access business unit in March 2007, which generated approximately $12.0 million in revenue in 2007 and a dedicated contract sales force engagement entered into during June 2007 that generated approximately $14.6 million in revenue in 2007.

The sales services segment revenue decreased by $116.0 million compared to 2006 primarily due to the contract terminations as described above.

Revenue for the marketing services segment decreased by $6.1 million, or 16.8%, which was attributable to a $3.9 million decrease in TVG revenue, as well as decreases at both Pharmakon and VIM due to fewer projects at all three business units.

The product commercialization segment did not have any revenue in either period.

Cost of services (in thousands)

Year Ended	Sales	% of	Marketing	% of	Product	% of		% of
December 31,	services	sales	services	sales	commercialization	sales	Total	sales
2007	$68,554	79.0%	$16,962	55.9%	$-	-	$85,516	73.0%
2006	163,735	80.8%	19,663	53.9%	-	-	183,398	76.7%
Change ($)	$(95,181)		$(2,701)		$-		$(97,882)

The sales services segment had a reduction of $95.2 million in cost of services, which is primarily attributable to the contract terminations mentioned above.  Cost of services within the marketing services segment decreased approximately $2.7 million, or 13.7%, due to fewer projects at all three business units.  The product commercialization segment had no costs of services expense in either 2007 or 2006.

The two primary reasons for the increase in gross profit percentage were: 1) the higher margin businesses within marketing services were a greater portion of consolidated revenue than they were in the prior period (25.9% in 2007 vs. 15.3% in 2006); and 2) the gross profit percentage for Select Access increased from 15.2% in 2006 to 21.4% in 2007.  This increase was primarily a result of fixed service costs (i.e., sales force management) being a smaller percentage of total revenue as Select Access revenue increased approximately 63.7% in 2007.

Gross profit (in thousands)

Year Ended	Sales	% of	Marketing	% of	Product	% of		% of
December 31,	services	sales	services	sales	commercialization	sales	Total	sales
2007	$18,212	21.0%	$13,403	44.1%	$-	-	$31,615	27.0%
2006	39,013	19.2%	16,831	46.1%	-	-	55,844	23.3%
Change ($)	$(20,801)		$(3,428)		$-		$(24,229)

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

PDI, Inc.
Annual Report on Form 10-K (continued)

The decrease in gross profit attributable to the marketing services segment was commensurate with the decrease in revenue discussed above as total gross profit decreased at all three business units.  The gross profit percentage decreased to 44.1% from 46.1% in the comparable prior year period.

 (Note: Compensation and other Selling, General and Administrative (other SG&A) expense amounts for each segment contain allocated corporate overhead.)

Compensation expense (in thousands)

Year Ended	Sales	% of	Marketing	% of	Product	% of		% of
December 31,	services	sales	services	sales	commercialization	sales	Total	sales
2007	$15,973	18.4%	$8,543	28.1%	$-	-	$24,516	20.9%
2006	19,410	9.6%	8,665	23.7%	-	-	28,075	11.7%
Change ($)	$(3,437)		$(122)		$-		$(3,559)

The decrease in compensation expense for both sales services and marketing services segments in 2007 was the result of reduced headcount and unfilled executive positions when compared to 2006.  As a percentage of total revenue, compensation expense increased to 20.9% for 2007 from 11.7% in 2006 primarily due to the decrease in revenue.

Other selling, general and administrative expenses (in thousands)

Year Ended	Sales	% of	Marketing	% of	Product	% of		% of
December 31,	services	sales	services	sales	commercialization	sales	Total	sales
2007	$15,033	17.3%	$4,948	16.3%	$-	-	$19,981	17.1%
2006	18,109	8.9%	4,501	12.3%	-	-	22,610	9.5%
Change ($)	$(3,076)		$447		$-		$(2,629)

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

PDI, Inc.
Annual Report on Form 10-K (continued)

Operating loss (income)

The operating loss in 2007 is primarily attributable to the decline in revenue and gross profit in the sales services segment due to the termination of sales force contracts mentioned previously.  There was an operating loss in 2007 for the marketing services segment of $362,000 compared to operating income of $2.8 million in 2006.  The decrease in operating income from marketing services segment was primarily attributable to a decrease in revenue and gross profit at all three units due to fewer projects.  There was operating income of $3.1 million in 2006 in the product commercialization segment which consisted entirely of settlement payments from Cellegy, net of legal expenses.  There was no operating income from product commercialization in 2007.

Interest income, net

Interest income, net, for 2007 and 2006 was approximately $6.1 million and $4.7 million, respectively.  The increase is primarily attributable to an increase in interest rates for 2007 as well as larger available cash balances.

Provision for income taxes

We recorded a provision for income taxes of $1.8 million for 2007, compared to a benefit for income taxes of $724,000 for 2006.  Our overall effective tax rate was a provision of 21.5% and a benefit of 6.8% for 2007 and 2006, respectively.  The tax provision for 2007 was primarily attributable to the full valuation allowance on the net deferred tax assets except for the basis difference in goodwill.  Federal tax attribute carryforwards at December 31, 2007, consisted primarily of approximately $9.7 million of net operating losses and $339,000 of capital losses.  In addition, we had approximately $47.9 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they will expire in 2027.  The capital losses can only be utilized against capital gains and $339,000 will expire in 2009.

 (Loss) income from continuing operations

There was a loss from continuing operations for 2007 of approximately $10.0 million, compared to income from continuing operations of approximately $11.4 million for 2006.

Discontinued operations

For the year ended December 31, 2006, discontinued operations included revenue of approximately $1.9 million, income before income tax of approximately $693,000 and net income of approximately $434,000.

Net (loss) income

There was a net loss of $10.0 million in 2007, compared to net income of $11.8 million in 2006, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had cash and cash equivalents and short-term investments of approximately $90.2 million and working capital of $81.6 million, compared to cash and cash equivalents and short-term investments of approximately $107.0 million and working capital of approximately $110.7 million at December 31, 2007.

During 2008, net cash used in operating activities was $16.0 million as compared to net cash used by operating activities of $6.2 million during 2007.  Net cash used in operating activities for the year ended December 31, 2008 reflects continuing operating losses of $34.5 million, less $6.5 million of non-cash items charged to the consolidated statement of operations, less $11.9 million representing the net change in our operating assets and liabilities.  The net non-cash items consist primarily of depreciation and amortization of $4.6 million, deferred income taxes of $0.3 million and stock-based compensation of $1.5 million.  The net change in operating assets and liabilities resulted primarily from decreases in accounts receivable of $7.0 million, unbilled costs of $1.0 million and unearned contract revenue of $4.8 million, and increase in accrued contract loss of $10.0 million.  The decreases in accounts receivable, unbilled costs and unearned contract revenue are primarily as a result of the decline in revenue in 2008.  The increase in accrued contract loss is due to our product commercialization agreement as discussed above.

As of December 31, 2008, we had $2.5 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  As of December 31, 2008, we had $3.7 million of unearned contract revenue. When we bill customers for services before the revenue has been earned, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.  Normally, unbilled costs and accrued profits are billed and unearned contract revenue is earned within 12 months from the end of the respective period.

PDI, Inc.
Annual Report on Form 10-K (continued)

During 2008, net cash provided by investing activities was approximately $6.9 million as compared to net cash provided by investing activities of $60.6 million during 2007.  For both periods, net cash provided by investing activities reflects a continued movement towards investments that have greater liquidity and shorter-term maturities.  For the year ended December 31, 2008, net cash provided by investing activities consisted of the following:

•	Approximately $7.3 million provided by the sale of short-term investments for the year ended December 31, 2008; and
•
Capital expenditures for the year ended December 31, 2008 of $0.4 million which consisted primarily of capital expenditures associated with information technology and other computer–related expenditures.

During 2008, net cash used in financing activities was approximately $62,000 as compared to net cash used by financing activities of approximately $460,000 during 2007.  For the year ended December 31, 2008, net cash used in financing activities represented shares that were delivered back to PDI and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

We had standby letters of credit of approximately $5.9 million and $7.3 million at December 31, 2008 and 2007, respectively, as collateral for our existing insurance policies and our facility leases.  Our standby letters of credit are evergreen in that they automatically renew every year unless cancelled in writing by PDI with consent of the beneficiary, generally not less than 60 days before the expiry date.

We recorded facility realignment charges totaling approximately $75,000, $1.0 million and $2.0 million during 2008, 2007 and 2006, respectively.  These charges were for costs related to excess leased office space at our Saddle River, New Jersey and Dresher, Pennsylvania facilities.  In 2007, we sub-leased the excess office space at our Saddle River, New Jersey location and also secured sub-leases for two of the three vacant spaces at our Dresher location.  We are currently seeking to sublease the remaining excess space at our Dresher location.  A rollforward of the activity for the facility realignment plan is as follows:

Balance as of December 31, 2006	$2,312
Accretion	21
Payments	(1,378)
Adjustments	(280)
Balance as of December 31, 2007	$675
Accretion	13
Payments	(204)
Adjustments	75
Balance as of December 31, 2008	$559

In April 2008, we signed a promotion agreement with Novartis in connection with our product commercialization initiative. See Note 10 to the consolidated financial statements for additional information.  Under terms of the agreement, we are providing sales representatives, at our own cost and expense, to promote a pharmaceutical product to physicians.  In addition, we are obligated to spend at least $7.0 million per year during the term on promotional activities relating to this product.  In addition, we provided a $1.0 million upfront payment to Novartis in the second quarter of 2008 as per the terms of the agreement.  Under this arrangement, we will be compensated each quarter based on a specified formula set forth in the contract relating to product sales during the quarter.  Therefore, if we are unable to increase the sales of the product above a pre-determined quarterly threshold amount, it could have a material adverse effect on our business, financial condition and results of operations.  In 2008, we incurred losses associated with this promotional program of approximately $23.6 million.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  Our three largest customers in 2008 accounted for approximately 28.2%, 13.6% and 10.7%, respectively, or approximately 52.5% in the aggregate, of our revenue for the year ended December 31, 2008.  On September 30, 2008, a significant sales force program for one of these clients was terminated due to generic product competition.  This sales force program accounted for 9.5% of our revenue for the year ended December 31, 2008 and 10.2% of our revenue for the year ended December 31, 2007.  We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry. The loss or a significant reduction of business from any of our major clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.  In addition, Select Access’ services to a significant customer are seasonal in nature, occurring primarily in the winter season.

PDI, Inc.
Annual Report on Form 10-K (continued)

The majority of our operating expenses are personnel-related costs such as employee compensation and benefits as well as the cost of infrastructure to support our operations, including facility space and equipment.  We recently instituted a number of cost-saving initiatives, including a reduction in employee headcount.  In addition, we are currently seeking to sublet additional unused office space in our Saddle River, New Jersey and Dresher, Pennsylvania facilities, although there is no guarantee that we will be able to successfully sublet this unused office space, particularly in light of the current economic and financial crisis.  If we are unable to achieve revenue growth in the future or fail to adjust our cost infrastructure to the appropriate level to support our revenues, our business, financial condition and results of operations could be materially and adversely affected.

Going Forward

Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, estimated capital expenditures in 2009 of approximately $1.0 million and remaining minimum contractual obligations under our product commercialization agreement for which there is approximately $10.0 million accrued at December 31, 2008.

Although we expect to incur a net loss for the year ending December 31, 2009, we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements for at least the next 12 months. However, we may require alternative forms of financing if and when we make acquisitions.

Contractual Obligations

We have committed cash outflow related to operating lease agreements and other contractual obligations. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2008.

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$1,476	$859	$617	$-	$-
Purchase obligations (2)	7,583	7,000	583	-	-
Operating lease obligations
Minimum lease payments	24,395	3,318	6,507	6,564	8,006
Less minimum sublease rentals (3)	(5,113)	(1,069)	(1,613)	(1,239)	(1,192)
Net minimum lease payments	19,282	2,249	4,894	5,325	6,814
Total	$28,341	$10,108	$6,094	$5,325	$6,814

(1)	Amounts represent contractual obligations related to software license contracts, data center hosting, and outsourcing contracts for software system support.
(2)
Represents minimum annualized purchase obligations associated with promotional spending as per the terms of our agreement with Novartis through February 2010, which is the early termination date for this contract provided that sales of the product remain below certain pre-determined thresholds.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

PDI, Inc.
Annual Report on Form 10-K (continued)

Selected Quarterly Financial Information (unaudited)

The following tables set forth selected quarterly financial information for the years ended December 31, 2008 and 2007 (in thousands except per share data):

	For the Quarters ended
	March 31	June 30	September 30	December 31
2008 Quarters:
Revenues, net	$32,229	$30,399	$24,496	$25,404
Gross profit	8,699	3,590	412	(8,189)
Operating (loss) (1)	(1,708)	(7,900)	(9,589)	(17,231)
Net loss	(1,060)	(7,477)	(9,004)	(16,920)

Loss per share:
Basic	$(0.08)	$(0.53)	$(0.64)	$(1.20)
Diluted	$(0.08)	$(0.53)	$(0.64)	$(1.20)

Weighted average number of shares:
Basic	13,969	13,986	14,026	14,066
Diluted	13,969	13,986	14,026	14,066

	For the Quarters ended
	March 31	June 30	September 30	December 31
2007 Quarters:
Revenues, net	$32,802	$27,784	$23,969	$32,576
Gross profit	8,975	7,151	5,766	9,723
Operating (loss) (2)	(2,243)	(3,887)	(5,250)	(2,900)
Net loss	(1,901)	(2,497)	(4,057)	(1,519)

Loss per share:
Basic	$(0.14)	$(0.18)	$(0.29)	$(0.11)
Diluted	$(0.14)	$(0.18)	$(0.29)	$(0.11)

Weighted average number of shares:
Basic	13,908	13,931	13,956	13,965
Diluted	13,908	13,931	13,956	13,965

Note:  Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

(1)
The quarter ended June 30, 2008 and September 30, 2008 includes executive severance costs of $0.7 million and $0.3 million, respectively.  The quarter ended December 31, 2008 includes facilities realignment costs of $0.1 million and a contract loss of $10.3 million.

(2)	The quarter ended September 30, 2007 includes facilities realignment costs of $0.1 million. The quarter ended December 31, 2007 includes facilities realignment costs of $0.9 million.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R).  FAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations.  Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  FAS 141R also includes a substantial number of new disclosure requirements.  FAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We expect FAS 141R will have an impact on our accounting for any future business combinations once adopted but the effect is dependent upon the nature and timing of any acquisitions that may be made in the future.

In June 2008, the FASB approved FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1) which is effective January 1, 2009.  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive non-forfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation.  Prior to May 30, 2008, our stock award agreements provided for nonforfeitable dividend rights to unvested restricted stock awards and, consequently, these awards are participating securities as defined in this FSP.  On May 31, 2008, we revised our stock award agreements for future grants so that unvested shares are non-participating securities.  We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our consolidated financial position and results of operations.

Recently Adopted Standards

SFAS No. 157, “Fair Value Measurements” (FAS 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is to be applied when other standards require or permit the use of fair value measurement of an asset or liability.  SFAS 157 was adopted on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective on January 1, 2009.  The initial adoption of FAS 157 had no impact on our consolidated financial position or results of operations; however, we are now required to provide additional disclosures as part of its financial statements.  See Note 6, Fair Value Measurements.  We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and, therefore, have not yet determined the impact that it will have our financial statements upon full adoption in 2009.  Nonfinancial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 permits entities to elect to measure eligible financial instruments at fair value.  We would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  We adopted FAS 159 as of January 1, 2008.  We did not apply the fair value option to any of its outstanding instruments and, therefore, the adoption of FAS 159 did not have an impact on our financial condition or results of operations.

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk).  Our financial instruments are not currently subject to foreign currency risk or commodity price risk.  We have no financial instruments held for trading purposes and we have no interest bearing long term or short term debt.  At December 31, 2008, 2007, and 2006, we did not hold any derivative financial instruments.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.   Our cash and cash equivalents and short term investments at December 31, 2008 were composed of the instruments described in the preceding paragraph.   If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the relative near term maturity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedules specified by this Item, together with the reports thereon of Ernst & Young LLP, are presented following Item 15 of this report.

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

(b)	Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Form 10-K, which report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PDI, Inc.
Annual Report on Form 10-K (continued)

(d)                 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.

We have audited PDI, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PDI Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PDI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PDI, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of PDI, Inc. and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/Ernst &Young LLP

MetroPark, New Jersey
March 11, 2009

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Form 10-K will be included in our Proxy Statement in connection with our 2009 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of this Form 10-K will be included in our Proxy Statement in connection with our 2009 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of this Form 10-K will be included in our Proxy Statement in connection with our 2009 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions that is responsive to Item 13 of this Form 10-K will be included in our Proxy Statement in connection with our 2009 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of this Form 10-K will be included in our Proxy Statement in connection with our 2009 annual meeting of stockholders and such information is incorporated by reference herein.

PDI, Inc.
Annual Report on Form 10-K (continued)

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedule

Schedule II:                           Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of PDI, Inc. (1)
3.2	By-Laws of PDI, Inc. (1)
3.3	Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (3)
4.1	Specimen Certificate Representing the Common Stock (1)
10.1*	1998 Stock Option Plan (1)
10.2*	2000 Omnibus Incentive Compensation Plan (2)
10.3*	2004 Stock Award and Incentive Plan (4)
10.4*	Form of Restricted Stock Unit Agreement for Employees, filed herewith.
10.5*	Form of Stock Appreciation Rights Agreement for Employees, filed herewith.
10.6*	Form of Restricted Stock Unit Agreement for Directors, filed herewith.
10.7*	Agreement between the Company and John P. Dugan (1)
10.8*	Employment Separation Agreement between the Company and Nancy Lurker (9)
10.9*	Amended and Restated Employment Agreement between the Company and Jeffrey Smith (10)
10.10*	Employment Separation Agreement between the Company and Michael Marquard (6)
10.11*	Employment Separation Agreement between the Company and Kevin Connolly (7)
10.12	Saddle River Executive Centre Lease (5)
10.13	Saddle River Executive Centre 2005 Sublease (5)
10.14	Saddle River Executive Centre 2007 Sublease (8)

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description

21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Ernst & Young LLP, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes compensatory plan, compensation arrangement or management contract.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), and incorporated herein by reference.

(2)	Filed as an exhibit to our definitive proxy statement dated May 10, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to our definitive proxy statement dated April 28, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on November 18, 2008, and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2009, and incorporated herein by reference.

PDI, Inc.
Annual Report on Form 10-K (continued)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2009.
PDI, INC.

/s/ Nancy Lurker
Nancy Lurker
Chief Executive Officer

POWER OF ATTORNEY
PDI, Inc., a Delaware Corporation, and each person whose signature appears below constitutes and appoints each of Nancy Lurker and Jeffrey E. Smith, and either of them, such person’s true and lawful attorney-in-fact, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments to this Annual Report on Form 10-K and other documents in connection therewith, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 12th day of March, 2009.
Signature	Title
/s/ John P. Dugan	Chairman of the Board of Directors
John P. Dugan

/s/ Nancy Lurker	Chief Executive Officer and Director
Nancy Lurker	(principal executive officer)

/s/ Jeffrey E. Smith	Chief Financial Officer and Treasurer
Jeffrey E. Smith	(principal accounting and financial officer)

/s/ John M. Pietruski	Director
John M. Pietruski

/s/ Jan Martens Vecsi	Director
Jan Martens Vecsi

/s/ Frank Ryan	Director
Frank Ryan

/s/ John Federspiel	Director
John Federspiel

/s/ Dr. Joseph T. Curti	Director
Dr. Joseph T. Curti

/s/ Stephen J. Sullivan	Director
Stephen J. Sullivan

/s/ Jack E. Stover	Director
Jack E. Stover

/s/ Gerald Belle	Director
Gerald Belle

/s/ Veronica Lubatkin	Director
Veronica Lubatkin

PDI, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedules

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets at December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2008	F-4

Consolidated Statements of Stockholders’ Equity for each of the three years
in the period ended December 31, 2008	F-5

Consolidated Statements of Cash Flows for each of the three years
in the period ended December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

Schedule II. Valuation and Qualifying Accounts	F-30

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.:

We have audited the accompanying consolidated balance sheets of PDI, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDI, Inc. at December 31, 2008 and 2007, and the consolidated results of its  operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally  accepted  accounting  principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PDI, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/Ernst &Young LLP

MetroPark, New Jersey
March 11, 2009

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$90,074	$99,185
Short-term investments	159	7,800
Accounts receivable, net	15,786	22,751
Unbilled costs and accrued profits on contracts in progress	2,469	3,481
Other current assets	4,511	6,710
Total current assets	112,999	139,927
Property and equipment, net	5,423	8,348
Goodwill	13,612	13,612
Other intangible assets, net	13,388	14,669
Other long-term assets	3,614	2,998
Total assets	$149,036	$179,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,298	$2,792
Unearned contract revenue	3,678	8,459
Accrued salary and bonus	5,640	7,136
Accrued contract loss	10,021	-
Other accrued expenses	9,723	10,801
Total current liabilities	31,360	29,188
Long-term liabilities	10,569	10,177
Total liabilities	41,929	39,365

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,272,704 and 15,222,715 shares issued, respectively;
14,223,669 and 14,183,236 shares outstanding, respectively	153	152
Additional paid-in capital	121,908	120,422
(Accumulated deficit)/retained earnings	(1,443)	33,018
Accumulated other comprehensive (loss) income	(16)	30
Treasury stock, at cost (1,049,035 and 1,039,479 shares, respectively)	(13,495)	(13,433)
Total stockholders' equity	107,107	140,189
Total liabilities and stockholders' equity	$149,036	$179,554

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	For The Years Ended December 31,
	2008	2007	2006

Revenue, net	$112,528	$117,131	$239,242
Cost of services	108,015	85,516	183,398
Gross profit	4,513	31,615	55,844

Operating expenses:
Compensation expense	22,838	24,516	28,075
Other selling, general and administrative expenses	16,532	20,023	22,610
Executive severance	1,237	-	573
Legal and related costs, net	258	335	(3,279)
Facilities realignment	75	1,021	1,952
Total operating expenses	40,940	45,895	49,931

Operating (loss) income	(36,427)	(14,280)	5,913
Interest income, net	2,841	6,073	4,738

(Loss) income before income tax	(33,586)	(8,207)	10,651
Provision (benefit) for income tax	875	1,767	(724)

(Loss) income from continuing operations	(34,461)	(9,974)	11,375

Income from discontinued operations,
net of tax	-	-	434

Net (loss) income	$(34,461)	$(9,974)	$11,809

(Loss) income per share of common stock:
Basic:
Continuing operations	$(2.46)	$(0.72)	$0.82
Discontinued operations	-	-	0.03
	$(2.46)	$(0.72)	$0.85
Assuming dilution:
Continuing operations	$(2.46)	$(0.72)	$0.81
Discontinued operations	-	-	0.03
	$(2.46)	$(0.72)	$0.84

Weighted average number of common shares and
common share equivalents outstanding:
Basic	14,012	13,940	13,859
Assuming dilution	14,012	13,940	13,994

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	For The Years Ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	15,223	$152	15,097	$151	14,948	$149
Common stock issued	64	1	-	-	-	-
Restricted stock issued	122	1	167	1	155	2
Restricted stock forfeited	(136)	(1)	(41)	-	(23)	-
SARs exercised	-	-	-	-	1	-
Stock options exercised	-	-	-	-	16	-
Balance at December 31	15,273	153	15,223	152	15,097	151
Treasury stock:
Balance at January 1	1,039	(13,433)	1,018	(13,214)	1,018	(13,214)
Treasury stock purchased	10	(62)	21	(219)	-	-
Balance at December 31	1,049	(13,495)	1,039	(13,433)	1,018	(13,214)
Additional paid-in capital:
Balance at January 1		120,422		119,189		118,325
Common stock issued		299		-		-
Restricted stock issued		(1)		(1)		(2)
Restricted stock forfeited		(7)		(164)		(95)
Stock-based compensation expense		1,195		1,640		1,755
Stock grants exercised		-		-		87
Excess tax (expense) benefit
on stock-based compensation		-		(242)		23
Reclassification of unamortized compensation		-		-		(904)
Balance at December 31		121,908		120,422		119,189
(Accumulated deficit)retained earnings:
Balance at January 1		33,018		42,992		31,183
Net (loss) income		(34,461)		(9,974)		11,809
Balance at December 31		(1,443)		33,018		42,992
Accumulated other
comprehensive (loss) income:
Balance at January 1		30		79		71
Reclassification of realized gain, net of tax		(17)		(76)		(33)
Unrealized holding (loss)/gain, net of tax		(29)		27		41
Balance at December 31		(16)		30		79
Unamortized compensation costs:
Balance at January 1		-		-		(904)
Reclassification to additional paid-in capital		-		-		904
Balance at December 31		-		-		-
Total stockholders' equity		107,107		140,189		149,197
Comprehensive (loss) income:
Net (loss) income		$(34,461)		$(9,974)		$11,809
Reclassification of realized gain, net of tax		(17)		(76)		(33)
Unrealized holding gain, net of tax		(29)		27		41
Total comprehensive (loss) income		$(34,507)		$(10,023)		$11,817

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net (loss) income from operations	$(34,461)	$(9,974)	$11,809
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	4,613	5,607	5,764
Deferred income taxes, net	331	1,113	2,710
(Recovery of) provision for bad debt, net	31	(15)	(728)
(Recovery of) provision for doubtful notes, net	-	(150)	(250)
Stock-based compensation	1,487	1,476	1,660
Excess tax expense (benefit) from stock-based compensation	-	242	(23)
Other (gains), losses and expenses, net	(15)	90	-
Non-cash facilities realignment	75	796	1,295
Other changes in assets and liabilities:
Decrease in accounts receivable	6,965	2,680	2,460
Decrease in unbilled costs	1,012	743	1,750
Decrease in other current assets	554	4,858	4,593
Decrease in other long-term assets	1,023	375	185
Decrease in accounts payable	(494)	(1,123)	(1,778)
(Decrease) increase in unearned contract revenue	(4,781)	(5,793)	1,654
Decrease in accrued salaries and bonus	(1,496)	(3,056)	(3,170)
Increase in accrued contract loss	10,021	-	-
(Decrease) increase in accrued liabilities	(829)	(5,224)	(8,489)
(Decrease) increase in long-term liabilities	(27)	1,179	243
Net cash (used in) provided by operating activities	(15,991)	(6,176)	19,685
Cash Flows From Investing Activities
Purchase of available-for-sale investments	-	(11,700)	(32,585)
Proceeds from sales of available-for-sale investments	-	44,285	-
Purchase of held-to-maturity investments	(15,050)	(24,290)	(61,216)
Proceeds from maturities of held-to-maturity investments	22,391	53,165	29,920
Repayments from Xylos	-	150	250
Purchase of property and equipment	(399)	(1,009)	(1,770)
Net cash provided by (used in) investing activities	6,942	60,601	(65,401)
Cash Flows From Financing Activities
Excess tax (expense) benefit from stock-based compensation		(242)	23
Proceeds from exercise of stock options	-	-	87
Cash paid for repurchase of restricted shares	(62)	(219)	-
Net cash (used in) provided by financing activities	(62)	(461)	110

Net (decrease) increase in cash and cash equivalents	(9,111)	53,964	(45,606)
Cash and cash equivalents – beginning	99,185	45,221	90,827
Cash and cash equivalents – ending	$90,074	$99,185	$45,221

Cash paid for interest	$-	$1	$2
Cash paid for taxes	$211	$123	$640

The accompanying notes are an integral part of these consolidated financial statements

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

1.	Nature of Business and Significant Accounting Policies

Nature of Business

PDI, Inc. together with its wholly-owned subsidiaries (PDI or the Company) is a diversified sales and marketing services company serving the biopharmaceutical and life sciences industries.  See Note 20, Segment Information, for additional information.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The consolidated financial statements include accounts of PDI and its wholly owned subsidiaries (TVG, Inc., ProtoCall, Inc., InServe Support Solutions, and PDI Investment Company, Inc.)  All significant intercompany balances and transactions have been eliminated in consolidation.  In the second quarter of 2006, the Company discontinued its Medical Device and Diagnostic (MD&D) business. The MD&D business was part of the Company's sales services reporting segment. The MD&D business is accounted for as a discontinued operation under GAAP and, therefore, the MD&D business results of operations have been removed from the Company's results of continuing operations for 2006.  See Note 19, Discontinued Operations.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include incentives earned or penalties incurred on contracts, loss contract provisions, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, income tax accruals and facilities realignment accruals.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash accounts, money market investments and highly liquid investment instruments with original maturity of three months or less at the date of purchase.

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

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company has recorded a provision for estimated losses resulting from the inability of its customers to make required payments based on historical experience and periodically adjusts these provisions to reflect actual experience.  Additionally, the Company will establish a specific allowance for doubtful accounts when the Company becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing).  Allowance for doubtful accounts was $0 as of December 31, 2008 and 2007, respectively.  The Company operates almost exclusively in the pharmaceutical industry and to a great extent its revenue is dependent on a limited number of large pharmaceutical companies.  The Company also partners with customers in the emerging pharmaceutical sector, some of whom may have limited financial resources.  A general downturn in the pharmaceutical industry or adverse material event to one or more of the Company’s emerging pharmaceutical customers could result in higher than expected customer defaults and additional allowances may be required.

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

Loans and Investments in Privately Held Entities

From time to time, the Company makes investments in and/or loans to privately-held companies.  The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down is recorded to estimated fair value.  On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful notes is necessary.  These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  The Company records interest income on the impaired loans; however, that amount is fully reserved if the investee is not making its interest payments.  Subsequent cash receipts on the outstanding interest would be applied against the outstanding interest receivable balance and the corresponding allowance.  The Company’s assessments of value are highly subjective given that these companies may be at an early stage of development and rely regularly on their investors for cash infusions.  At December 31, 2008 and 2007, the allowance for doubtful notes was approximately $500,000.  See Note 5, Loans and Investments in Privately-Held Entities, for additional information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and investments in marketable securities. The Company maintains deposits in federally insured financial institutions.  The Company also holds investments in Treasury money market funds that maintain an average portfolio maturity under 90 days and, under the temporary guarantee program for money market funds, are insured by the United States Treasury.  Deposits held with financial institutions may exceed the amount of insurance provided on such deposits; however, management believes the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held and the nature of the investments.

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

Goodwill and Other Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.  Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests require significant management judgments and estimates.  These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated future cash flows and the cost of capital.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

The Company tests goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  The Company tests goodwill for impairment at the reporting unit level, which is one level below its operating segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  The Company currently has six reporting units; however, only one reporting unit, Pharmakon, includes goodwill.  Goodwill is tested by estimating the fair value of the reporting unit using a discounted cash flow model.  The estimated fair value of the reporting unit is then compared with the carrying value including goodwill, to determine if any impairment exists.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting units.  The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value and the weighted-average cost of capital used to discount future cash flows.  While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.

The testing performed as of December 31, 2008 and 2007, indicated an excess of estimated fair value over book value for Pharmakon. This unit had goodwill of $13.6 million, carrying value of $25.4 million and estimated fair value of $27.2 million.  If the Company’s projected long-term sales growth rate, profit margins, or terminal rate are considerably lower, and/or the assumed weighted average cost of capital is considerably higher, future testing may indicate impairment in this reporting unit and, as a result, the related goodwill may also be impaired.  See Note 4, Goodwill and Other Intangible Assets, for additional information.

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

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

In 2007 the Company recorded a non-cash charge of approximately $1.1 million related to computer equipment, furniture and leasehold improvements primarily due to the outsourcing of the Company’s computer data center space at its Saddle River, New Jersey location.  In December 2007, the Company relocated its data center to a secured, hosted facility.  See Note 16, Facilities Realignment, for additional information.  Additionally, in 2007, the Company recorded a non-cash charge of approximately $42,000 related to the impairment of certain capitalized software development costs associated with one of its web portals.  In 2006, the Company recorded a non-cash charge of approximately $1.3 million for furniture and leasehold improvements related to the excess leased space at its Saddle River, New Jersey and Dresher, Pennsylvania locations.  See Note 16, Facilities Realignment, for additional information.

Self-Insurance Accruals

Prior to October 1, 2008, the Company was self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars.  Beginning October 1, 2008, the Company is fully-insured through an outside carrier for these losses.  The Company’s liability for claims filed and claims incurred but not reported prior to October 1, 2008 is estimated on an actuarial undiscounted basis supplied by its insurance brokers and insurers using individual case-based valuations and statistical analysis and is based upon judgment and historical experience, however, the final cost of many of these claims may not be known for five years or longer.  The Company also is self-insured for benefits paid under employee healthcare programs.  The Company’s liability for healthcare claims is estimated using an underwriting determination which is based on current year’s average lag days between when a claim is incurred to when it is paid.  The Company maintains stop-loss coverage with third-party insurers to limit its total exposure on all of these programs.  Periodically, the Company evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.  Management reviews its self-insurance accruals on a quarterly basis.  At December 31, 2008 and 2007, self-insurance accruals totaled $1.9 million and $2.9 million, respectively, and are included in other accrued expenses on the balance sheet.

Contingencies

In the normal course of business, the Company is subject to various contingencies.  Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated, or otherwise disclosed.  The Company is currently involved in certain legal proceedings and, as required, the Company has accrued its estimate of the probable costs for the resolution of these claims. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  Predicting the outcome of claims and litigation, and estimating related costs and exposures, involves substantial uncertainties that could cause actual costs to vary materially from estimates.

Revenue and Associated Costs

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

The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on the Company’s business, financial condition or results of operations.  Historically, the Company has derived a significant portion of its service revenue from a limited number of customers.  Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate.  As a result, the Company is likely to continue to experience significant customer concentration in future periods.  For the years ended December 31, 2008 and 2007, the Company’s three largest customers, who each individually represented 10% or more of its service revenue, together accounted for approximately 52.5% and 37.9% of its service revenue, respectively.  For the year ended December 31, 2006 the Company’s two largest customers, who each individually represented 10% or more of its service revenue, together accounted for approximately 46.8% of its service revenue. See Note 14, Significant Customers.

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

Under its promotional program included in the product commercialization segment, the Company recognizes revenue quarterly based on a specified formula set forth in our product commercialization agreement with Novartis related to product sales for the quarter.  The Company will not receive any compensation during any quarter in which product sales are below certain thresholds established for that quarter as set forth in the agreement.  Revenues recognized (if any) under this agreement will be directly impacted by prescription data provided by a third party vendor and other information provided by Novartis.  Additionally, the Company must perform a minimum number of sales calls to designated physicians each year, and the failure to satisfy this requirement could result in penalties being imposed on PDI or provide the customer with the ability to terminate the agreement.

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

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which the Company is reimbursed at cost by its customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of goods and services in the consolidated statements of operations.  For the years ended December 31, 2008, 2007 and 2006, reimbursable out-of-pocket expenses were $12.6 million, $14.3 million and $25.3 million, respectively.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract.  For the majority of the Company’s contracts, training costs are reimbursable out-of-pocket expenses.  For contracts where the Company is responsible for training costs, these costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months.

Contract Loss Provisions

Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.  Performance based contracts have the potential for higher returns but also an increased risk of contract loss as compared to the traditional fee for service contracts.  The Company recognized a contract loss related to its existing product commercialization agreement in 2008.  See Note 10 for more details.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  Upon reissuance of shares, the Company records any difference between the weighted-average cost of such shares and any proceeds received as an adjustment to additional paid-in capital.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, (Revised 2004) “Share-Based Payment” (FAS 123R), using the modified prospective approach. Under the modified prospective approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted before but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (FAS No.123) and (ii) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the estimated fair value at the date of grant or subsequent modification date in accordance with the provisions of FAS 123R.  Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

FAS 123R requires any income tax benefits realized upon the exercise of stock options or issuance of restricted share awards in excess of that which is associated with the expense recognized for financial reporting purposes be presented as a financing activity rather than as an operating activity in the consolidated statement of cash flows.  FAS 123R also requires that the Company recognize compensation expense for only the portion of stock options, stock-settled stock appreciation rights (SARs) or restricted shares that are expected to vest.  Therefore, the Company applies estimated forfeiture rates that are derived from historical employee termination behavior.  The Company applied a forfeiture rate to certain grants in 2007 and 2006.  If the actual number of forfeitures differs from those estimated by management, adjustments to compensation expense might be required in future periods.

The Company had no cumulative effect adjustment upon adoption of FAS 123R under the modified prospective method.  As a result of adopting FAS 123R on January 1, 2006, net income and net income per share for the year ended December 31, 2006 were $290,000 and $0.02 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25.  See Note 13, Stock-Based Compensation, for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Advertising

The Company recognizes advertising costs as incurred.  The total amounts charged to advertising expense, which is included in other SG&A, were approximately $378,000, $290,000 and $825,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48) on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, FIN 48 provides guidance on derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties.  The Company’s adoption of FIN 48 did not have a material effect on its financial position or results of operations.

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

Comprehensive Income

Comprehensive income includes net income and the net unrealized gains and losses on investment securities, net of tax.  Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains and losses on investment securities.  The deferred tax benefit for unrealized holding losses arising from investment securities during the year ended December 31, 2008 was $11,000.  The deferred tax expense for unrealized holding gains arising from investment securities during the year ended December 31, 2007 and 2006 was $18,000 and $26,000, respectively.  The deferred tax expense for reclassification adjustments for gains included in net income on investment securities during the years ended December 31, 2008, 2007 and 2006 was $11,000, $48,000 and $20,000, respectively.

Reclassifications

The Company reclassified certain prior period financial statements balances to conform to the current year presentation.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Recently Issued Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (FAS 141R).  FAS 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  FAS 141R also includes a substantial number of new disclosure requirements.  This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008.  The Company expects FAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In June 2008, the FASB approved FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1) which is effective January 1, 2009.  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive non-forfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation.  Prior to May 30, 2008, the Company’s stock award agreements provided for nonforfeitable dividend rights to unvested restricted stock awards and, consequently, these awards are participating securities as defined in this FSP.  On May 31, 2008, the Company revised its stock award agreements for future grants so that unvested shares are non-participating securities.  The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Recently Adopted Standards

SFAS No. 157, “Fair Value Measurements” (FAS 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is to be applied when other standards require or permit the use of fair value measurement of an asset or liability.  SFAS 157 was adopted on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective on January 1, 2009.  The initial adoption of FAS 157 had no impact on the Company’s consolidated financial position or results of operations; however, the Company is now required to provide additional disclosures as part of its financial statements.  See Note 11, Fair Value Measurements.  The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and, therefore, has not yet determined the impact that it will have on the Company’s financial statements upon full adoption in 2009.  Nonfinancial assets and liabilities for which the Company has not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 permits entities to elect to measure eligible financial instruments at fair value.  The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  The Company adopted FAS 159 as of January 1, 2008.  The Company did not apply the fair value option to any of its outstanding instruments.

2.	Investments in Marketable Securities

The Company’s available-for-sale investments are carried at fair value and consist of assets in a rabbi trust associated with its deferred compensation plan at December 31, 2008 and 2007.  Marketable securities classified as available-for-sale are carried at fair value.  At December 31, 2008 and 2007, the carrying value of available-for-sale securities was approximately $159,000 and $459,000, respectively, which are included in short-term investments.  The available-for-sale securities within the Company’s deferred compensation plan at December 31, 2008 and 2007 consisted of approximately $103,000 and $198,000 respectively, in money market accounts, and approximately $56,000 and $261,000, respectively, in mutual funds.  At December 31, 2008 and 2007, included in accumulated other comprehensive income were gross unrealized gains of approximately $0 and $51,000, respectively, and gross unrealized losses of approximately $27,000 and $2,000, respectively.  In years ended December 31, 2008 and 2007, included in other income, net were gross realized gains of approximately $29,000 and $126,000, respectively, and no gross realized losses.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  Marketable securities classified as held-to-maturity are carried at amortized cost which approximates fair value. Certain held-to-maturity investments are maintained in separate accounts to support the Company’s letters of credit.  The Company has standby letters of credit of approximately $5.9 million and $7.3 million at December 31, 2008 and 2007, respectively, as collateral for its existing insurance policies and its facility leases.

At December 31, 2008 and 2007, held-to-maturity investments were included in short-term investments (approximately $0 million and $7.3 million, respectively), other current assets (approximately $2.2 million and $4.3 million, respectively) and other long-term assets (approximately $3.6 million and $3.0 million, respectively).  At December 31, 2008 and 2007, held-to-maturity investments included:

		Maturing			Maturing
	December 31,	within	1 year	December 31,	within	1 year
	2008	1 year	to 3 years	2007	1 year	to 3 years
Short-term investments:
Corporate debt securities	$-	$-	$-	$7,340	$7,340	$-
Investments supporting letters of credit:
Cash/money market accounts	733	733	-	2,390	2,390	-
US Treasury securities	2,043	1,000	1,043	1,498	500	998
Government agency securities	3,071	500	2,571	3,400	1,400	2,000
	5,847	2,233	3,614	7,288	4,290	2,998
Total	$5,847	$2,233	$3,614	$14,628	$11,630	$2,998

3.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Furniture and fixtures	$3,281	$3,281
Office equipment	1,306	1,465
Computer equipment	4,800	4,773
Computer software	9,580	9,496
Leasehold improvements	6,036	6,023
	25,003	25,038
Less accumulated depreciation	(19,580)	(16,690)
	$5,423	$8,348

Depreciation expense was approximately $3.3 million, $3.1 million and $3.3 million, for the years ended December 31, 2008, 2007 and 2006, respectively.  Included in depreciation expense is amortization expense for capitalized computer software cost of approximately $0.9 million, $1.2 million and $1.1 million, respectively.

In 2007, the Company recorded a non-cash charge of approximately $1.0 million for furniture and leasehold improvements related to the excess leased space at its Saddle River, New Jersey and Dresher, Pennsylvania locations.  See Note 14, Facilities Realignment, for additional information.

4.	Goodwill and Other Intangible Assets

There have been no changes in the carrying amount of goodwill of $13.6 million for the years ended December 31, 2008 and 2007.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

All intangible assets recorded as of December 31, 2008 are attributable to the acquisition of Pharmakon and are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.  The net carrying value of the identifiable intangible assets for the years ended December 31, 2008 and 2007 is as follows:

	As of December 31, 2008			As of December 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$140	$121	$19	$140	$93	$47
Customer relationships	16,300	4,709	11,591	16,300	3,622	12,768
Corporate tradename	2,500	722	1,778	2,500	556	1,944
Total	$18,940	$5,552	$13,388	$18,940	$4,271	$14,669

  Amortization expense related to continuing operations for the years ended December 31, 2008, 2007 and 2006 was approximately $1.3 million for each of the three years, respectively.  Estimated amortization expense for the next five years is as follows:

2009	2010	2011	2012	2013
$ 1,272	$ 1,253	$ 1,253	$ 1,253	$ 1,253

5.	Loans and Investments in Privately-Held Entities

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

In May 2004, the Company entered into a loan agreement with TMX Interactive, Inc. (TMX), a provider of sales force effectiveness technology.  Pursuant to the loan agreement, the Company provided TMX with a term loan facility of $500,000 and a convertible loan facility of $500,000, both of which were due on November 26, 2005.  In 2005, due to TMX’s continued losses and uncertainty regarding its future prospects, the Company established an allowance for credit losses against the TMX loans.  From 2005 to 2007, TMX provided services to the Company valued at $500,000 and the receipt of services in lieu of cash payment was recorded as a credit to bad debt expense and a reduction of the receivable in the respective periods.  At December 31, 2008, the loan receivable has a balance of $500,000, which is fully reserved.

6.	Retirement Plans

The Company offers an employee 401(k) saving plan.  Under the PDI, Inc. 401(k) Plan, employees may contribute up to 25% of their pre-tax compensation.  Effective January 1, 2004, the Company makes a safe harbor non-elective contribution in an amount equal to 100% of the participant’s base salary contributed up to 3% plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%.  Prior to January 1, 2004, the Company made cash contributions in an amount equal to 100% of the participant’s base salary contributed up to 2%.  Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock.  The Company’s total contribution expense related to the Company’s 401(k) plans for 2008, 2007 and 2006 was approximately $0.8 million, $0.7 million, and $1.3 million, respectively.

7.	Deferred Compensation Arrangements

Beginning in 2000, the Company established a deferred compensation arrangement whereby a portion of certain employees’ salaries is withheld and placed in a rabbi trust.  The plan permits the participants to diversify these assets through a variety of investment options.  Members of the Company’s Board of Directors (Board) also have the opportunity to defer their compensation through this arrangement.  The Company includes the net assets of the trust in its financial statements.  The deferred compensation obligation has been classified as a current liability and the net assets in the trust are classified as available-for-sale securities and are included in short-term investments.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

8.	Long-term Liabilities

Long-term liabilities consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Deferred tax	$1,443	$1,113
Rent payable	2,736	2,959
Accrued income taxes	6,003	5,765
Other	387	340
	$10,569	$10,177

9.	Commitments and Contingencies

The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2016.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses.  Lease and auto expense under these agreements for the years ended December 31, 2008, 2007 and 2006 was approximately $4.9 million, $5.0 million, and $15.0 million, respectively, of which $2.9 million in 2008, $2.9 million in 2007, and $12.7 million in 2006 related to automobiles leased for use by employees for a term of one year from the date of delivery with yearly annual renewal options.

As of December 31, 2008, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$1,476	$859	$617	$-	$-
Purchase obligations (2)	7,583	7,000	583	-	-
Operating lease obligations
Minimum lease payments	24,395	3,318	6,507	6,564	8,006
Less minimum sublease rentals (3)	(5,113)	(1,069)	(1,613)	(1,239)	(1,192)
Net minimum lease payments	19,282	2,249	4,894	5,325	6,814
Total	$28,341	$10,108	$6,094	$5,325	$6,814

(1)	Amounts represent contractual obligations related to software license contracts, data center hosting, and outsourcing contracts for software system support.

(2)
Represents minimum annualized purchase obligations associated with promotional spending as per the terms of the Company’s agreement with Novartis through February 2010, which is the early termination date for this contract provided that sales of the product remain below certain pre-determined thresholds.

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

Letters of Credit

As of December 31, 2008, the Company has $5.9 million in letters of credit outstanding as required by its existing insurance policies and its facility leases.

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

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer AG (Bayer) in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements.  The Company may be named in additional similar lawsuits.  To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings.  In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of December 31, 2008, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense.  The Company did not incur any costs or expenses relating to these matters during 2005, 2006, 2007, or 2008.

10.	Product Commercialization Contract

On April 11, 2008, the Company announced the signing of a promotion agreement with Novartis Pharmaceuticals Corporation (Novartis).  Pursuant to the agreement, the Company has the co-exclusive right to promote on behalf of Novartis the pharmaceutical product Elidel® (pimecrolimus) Cream 1% (the Product) to physicians in the United States. Under terms of the agreement, the Company is providing sales representatives to promote the Product to physicians.  The Company must perform a minimum number of sales calls to designated physicians each year, and the failure to satisfy this requirement could result in penalties being imposed on the Company.  In addition, the Company is obligated to spend at least $7.0 million per year during the term on promotional activities relating to the Product.  Finally, as required under the agreement, the Company paid an up-front nonrefundable fee of $1.0 million.  This fee was paid during the second quarter of 2008 and has been recognized as negative revenue pursuant to Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product."

In exchange for its promotional and sales force activities, the Company will be compensated each quarter based on a specified formula set forth in the agreement relating to Product sales for the quarter.  Under the terms of the contract, any shortfall between actual sales and the pre-determined threshold from the previous quarter is added to the current quarter’s threshold amount that the Company must achieve in order to generate revenue. It is possible that the Company may not receive any compensation if Product sales are below certain thresholds set forth in the agreement.

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

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The agreement provides that if one or more major market events occur during the term that significantly affects the Product, in certain cases either party will have the right to terminate the agreement.  Either party may terminate the agreement if the other party materially breaches or fails to perform its obligations under the agreement.  In addition, either party may terminate the agreement, effective no earlier than February 2010, upon three months prior notice to the other party if the number of prescriptions for the Product generated in a specified period is less than a predetermined level for that period.  Novartis may terminate the agreement, effective no earlier than February 1, 2010, without cause upon three months prior notice to the Company subject to the payment of an early termination fee based in part on a fixed amount and in part on a specified formula set forth in the agreement.

As of December 31, 2008, the Company made expenditures of approximately $12.3 million in connection with our sales force activities and promotion of the product.  To date, the Company has not achieved the required sales levels necessary to receive revenue under its promotion agreement with Novartis.  The Company does not anticipate that it will achieve the required sales levels necessary to generate sufficient revenue to recover the costs it incurred or will incur in connection with this promotional program during the term of the contract.  The Company intends to terminate this contract at the early termination date for the contract, which is no sooner than February 1, 2010 provided that sales of the product remain below certain pre-determined thresholds.

At December 31, 2008, the Company accrued a contract loss of approximately $10.3 million, representing the anticipated future loss expected to be incurred by the Company to fulfill its contractual obligations under this product commercialization agreement until February 2010, the early termination date for this contract.  The loss contract provision for this product commercialization agreement includes cost of the sales force needed to deliver the minimum number of sales calls and promotional program costs, including the cost of samples and other promotional costs net of anticipated revenue.  In determining the amount of the loss contract provision, projections regarding estimated future cash flows are made to estimate the expected loss.  The use of alternative estimates and assumptions could increase or decrease the estimated loss and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments.  Actual results could materially differ from this estimate.

11.	Fair Value Measurements

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

The Company’s adoption of FAS 157 was limited to its investment in marketable securities.  See Note 2, Investments in Marketable Securities, for additional information.  The fair values for these securities are based on quoted market prices.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The following table presents financial assets and liabilities measured at fair value at December 31, 2008:

			Fair Market
	Carrying	Fair	Measurements at December 31, 2008
	Amount	Value	Level 1	Level 2	Level 3
Available-for-sale securities	$159	$159	$159	$-	$-
Held-to-maturity securities	5,847	5,970	5,970	-	-
Total	$6,006	$6,129	$6,129	$-	$-

12.	Preferred Stock

The Company's Board is authorized to issue, from time to time, up to 5,000,000 shares of preferred stock in one or more series.  The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series.  As of December 31, 2008 and 2007, there were no issued and outstanding shares of preferred stock.

13.	Stock-Based Compensation

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

The Company primarily uses the Black-Scholes option pricing model to determine the fair value of stock options and SARs. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  Expected volatility was based on historical volatility.  As there is no trading volume for the Company’s options, implied volatility was not representative of the Company’s current volatility so the historical volatility was determined to be more indicative of the Company’s expected future stock performance.  The expected life was determined using the safe-harbor method permitted by Securities Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107 (SAB 107). The Company expects to use this simplified method for valuing employee SARs grants as permitted by the provisions of SAB 107 until more detailed information about exercise behavior becomes available over time.  The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options or SARs.  The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.  The Company recognizes compensation cost, net of estimated forfeitures, arising from the issuance of stock options and SARs on a straight-line basis over the vesting period of the grant.

The estimated compensation cost associated with the granting of restricted stock and restricted stock units is based on the fair value of the Company’s common stock on the date of grant. The Company recognizes the compensation cost, net of estimated forfeitures, arising from the issuance of restricted stock and restricted stock units on a straight-line basis over the vesting period of the grant.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The following table provides the weighted average assumptions used in determining the fair value of the non-performance based stock-based awards granted during the years ended December 31, 2008, 2007, and 2006 respectively:

	2008	2007	2006
Risk-free interest rate	2.25%	4.54%	4.81%
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	41.31%	50.87%	66.12%

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

Historically, stock options were generally granted with an exercise price equal to the market value of the common stock on the date of grant, expired 10 years from the date they are granted, and generally vested over a two-year period for members of the Board of Directors and three-year period for employees.  Upon exercise, new shares are issued by the Company.  The Company has not issued stock options since 2005.  SARs are generally granted with a grant price equal to the market value of the common stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant.  The restricted shares and restricted stock units generally have vesting periods that range from eighteen months to three years and are subject to accelerated vesting and forfeiture under certain circumstances.

In November 2008, the Company’s chief executive officer was granted 140,000 restricted stock units and 280,000 performance contingent SARs.  The restricted stock units will vest into shares of the Company’s common stock, equally in five installments, with the initial 20% of the units vesting immediately on the grant date and an additional 20% of the units vesting on each anniversary of the grant date over a four year period. The performance contingent SARs have an exercise price of $4.28, a seven year term to expiration, and a weighted average fair value of $0.86.  The fair value estimate of the performance contingent SARs was calculated by an accredited independent valuation consultant using a Monte Carlo Simulation model.  The performance contingent SARs are subject to the same vesting schedule as the restricted stock units but are only exercisable if the following stock performance-based conditions are satisfied: (1) with respect to the initial 94,000 performance contingent SARs, the closing price of the Company’s common stock is at least $10.00 per share for 60 consecutive trading days anytime within five years from the grant date; (2) with respect to the next 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $15.00 per share for 60 consecutive trading days anytime within five years from the grant date; and (3) with respect to the final 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $20.00 per share for 60 consecutive trading days anytime within five years from the grant date.

The weighted average fair value of non-performance based SARs granted during the years ended December 31, 2008, 2007 and 2006 was estimated to be $2.54, $3.97 and $6.31 respectively.  For the year ended December 31, 2006 the aggregate intrinsic values of options and SARs exercised under the Company’s stock option plans was approximately $130,000 determined as of the date of exercise.  There were no exercises in 2007 or 2008.  As of December 31, 2008, there was $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs and restricted stock that are expected to be recognized over a weighted-average period of approximately 2.5 years.  Cash received from options exercised under the Company’s stock option plans for the years ended December 31, 2006 was $87,000.  Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The impact of stock options, SARs, performance shares and restricted stock on net (loss) income and cash flow for 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Stock options and SARs	$259	$455	$361
Conditional grant	-	-	104
Common stock awards	300	-	-
Performance awards	9	11	(60)
Restricted stock	1,052	1,163	1,198
	1,620	1,629	1,603
Acceleration of vesting - restricted stock	8	54	233
Forfeitures	(141)	(207)	(176)
Total stock-based compensation expense	1,487	1,476	1,660
Tax impact	(583)	(565)	(408)
Reduction to net income	$904	$911	$1,252

Increase (reduction) in cash flow
from operating activies	$-	$242	$(23)
(Reduction) increase in cash flow
from financing activies	$-	$(242)	$23

A summary of option and SARs activity for the year ended December 31, 2008 and changes during the year then ended is presented below:

		Weighted-
		Average	Contractual	Intrinsic
	Shares	Grant Price	Period (in years)	Value
Outstanding at January 1, 2008	646,825	$18.18	4.18	$19
Granted	474,538	5.69	6.21	-
Forfeited or expired	(323,986)	12.54
Outstanding at December 31, 2008	797,377	13.04	4.77	-

Exercisable at December 31, 2008	370,378	$21.40	3.58	$-

A summary of the status of the Company’s nonvested SARs for the year ended December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2008	198,990	$4.71
Granted	474,538	1.55
Vested	(130,055)	3.19
Forfeited	(172,925)	3.37
Nonvested at December 31, 2008	370,548	$1.82

A summary of the Company’s outstanding shares of restricted stock and restricted stock units for the year ended December 31, 2008 and changes during the year then ended is presented below:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant Date	Vesting	Value
	Shares	Fair Value	Period (in years)	(in thousands)
Outstanding at January 1, 2008	213,964	$10.71	2.07	$2,005
Granted	298,388	6.33	2.90	1,197
Vested	(79,668)	11.15
Forfeited	(108,259)	8.83
Outstanding at December 31, 2008	324,425	$7.20	2.56	$1,301

14.	Significant Customers

During 2008, 2007 and 2006 the Company had several significant customers for which it provided services under specific contractual arrangements.  The following sets forth the net revenue generated by customers who accounted for more than 10% of the Company's revenue during each of the periods presented.

	Years Ended December 31,
Customer	2008	2007	2006
A	$31,697	$15,155	$-
B	15,304	-	-
C	12,072	13,259	-
D		15,992
E	-	-	68,240
F	-	-	43,603

For all the customers listed above, excluding customer A, the Company recorded revenue in both segments.  For customer A, all the revenue was in the sales services segment.

For the years ended December 31, 2008, and 2007, the Company’s three largest customers, who each individually represented 10% or more of its revenue, accounted for in the aggregate, approximately 52.5% and 37.9% respectively, of its revenue.  For the year ended December 31, 2006 the Company’s two largest customers, each of whom represented 10% or more of its revenue, accounted for, in the aggregate, approximately 46.8% of its revenue.

At December 31, 2008 and 2007, the Company’s three largest customers represented 71.7% and 21.4%, respectively, of the aggregate of outstanding accounts receivable and unbilled services.

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

15.	Executive Severance

On June 20, 2008, the Company announced the retirement of Michael J. Marquard as chief executive officer and as a member of the board of directors. In connection with his retirement, the Company recorded approximately $0.9 million in compensation expense in 2008.  During 2008, the Company also announced the departure of one other executive vice president for which it incurred

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

approximately $0.3 million in additional compensation expense.

The Company recognized charges of approximately $0.6 million related to executive resignations/settlements in 2006.  There were no executive severance charges for the year ended December 31, 2007.

16.	Facilities Realignment

The Company recorded facility realignment charges totaling approximately $75,000, $1.0 million and $2.0 million during 2008, 2007 and 2006, respectively.  These charges were for costs related to excess leased office space the Company has at its Saddle River, New Jersey and Dresher, Pennsylvania facilities.  In 2007, the Company sub-leased the excess office space at its Saddle River, New Jersey location and also secured sub-leases for two of the three vacant spaces at its Dresher location.  The Company is currently seeking to sublease the remaining excess space at its Dresher location.  A summary of the significant components of the facility realignment charges for the years ended December 31, 2006, 2007 and 2008 by segment is as follows:

	Sales	Marketing
2006:	Services	Services	Total
Facility lease obligations	$803	$(146)	$657
Asset impairments (1)	474	821	1,295
Total facility realignment charge	$1,277	$675	$1,952
2007:
Facility lease obligations	$(198)	$(82)	$(280)
Asset impairments (1)	1,020	56	1,076
Related charges	225	-	225
Total facility realignment charge	$1,047	$(26)	$1,021
2008:
Facility lease obligations	$-	$75	$75
Total facility realignment charge	$-	$75	$75

(1) The asset impairments resulted in charges to the accumulated depreciation balance

The following table presents a reconciliation of the restructuring charges in 2007 and 2008 to the balance at December 31, 2008 and 2007, which is included in other accrued expenses ($0.2 million and $0.3 million, respectively) and in long-term liabilities ($0.4 million and $0.4 million, respectively):

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2006	$1,549	$763	$2,312
Accretion	11	10	21
Adjustments	(198)	(82)	(280)
Payments	(1,089)	(289)	(1,378)
Balance as of December 31, 2007	$273	$402	$675
Accretion	6	7	13
Adjustments	-	75	75
Payments	(87)	(117)	(204)
Balance as of December 31, 2008	$192	$367	$559

Charges for facility lease obligations relate to real estate lease contracts where the Company has exited certain space and is required to make payments over the remaining lease term (January 2016 and November 2016 for the Saddle River, New Jersey facility and for the Dresher, Pennsylvania facility, respectively).  All lease termination amounts are shown net of projected sublease income.  The charges in 2008 pertained to a change in the estimated time it will take to sublet the remaining Dresher space.  The charges in 2007 were primarily related to the exiting of the computer data center space at its Saddle River location as the Company is now outsourcing that capability. The charges in 2006 reflected additional space exited as well as additional charges to reflect the softness of the real estate market in both areas as neither sublet despite actively marketing the spaces.  Additionally, in 2006, the Company recorded an impairment charge related to leasehold improvements in both spaces as it was unlikely that the Company will be able to recover the carrying value of these assets.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

17.	Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax bases of assets and liabilities, as measured by the current enacted tax rates.  Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2008, 2007 and 2006 is comprised of the following:

	2008	2007	2006
Current:
Federal	$278	$465	$(1,520)
State	266	189	(1,914)
Total current	544	654	(3,434)

Deferred:
Federal	314	1,058	2,592
State	17	55	118
Total deferred	331	1,113	2,710
Provision for income taxes	$875	$1,767	$(724)

Total income tax expense in 2008, 2007 and 2006, including taxes associated with discontinued operations was $0.9 million, $1.8 million, and ($0.5) million, respectively.

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2008 and 2007 are as follows:

	2008	2007
Current deferred tax assets (liabilities)
included in other current assets:
Allowances and reserves	$4,931	$1,402
Compensation	3,022	905
Valuation allowance on deferred tax assets	(7,953)	(2,307)
	-	-
Noncurrent deferred tax assets (liabilities)
included in other long-term assets:
State net operating loss carryforwards	3,171	2,221
Federal net operating loss carryforwards	10,218	3,148
State taxes	1,052	1,066
Compensation	(474)	-
Equity investment	135	128
Self insurance and other reserves	1,736	1,940
Property, plant and equipment	978	178
Intangible assets	(681)	(291)
Other reserves - restructuring	25	(64)
Valuation allowance on deferred tax assets	(17,603)	(9,439)
	(1,443)	(1,113)
Net deferred tax liability	$(1,443)	$(1,113)

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment.  As a result, the Company established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2008 and 2007 because the Company determined that it was more likely than not that these assets would not be realized.  At December 31, 2008 and 2007, the Company had a valuation allowance of approximately $25.6 million and $11.7 million, respectively, related to the Company's net deferred tax assets.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The noncurrent net deferred tax liability relates to tax amortization of the tax basis in goodwill associated with the Pharmakon acquisition.  Prior to 2007, the Company included in net deferred tax assets, the deferred tax liability related to the Pharmakon acquisition. In the first quarter of 2007 the Company determined that this deferred tax liability would not be realizable for an indeterminate time in the future and consequently should not be included in net deferred tax assets for purposes of calculating the valuation allowance in any period. As a result, the Company increased the valuation allowance by $882,000 in the first quarter of 2007.  The Company did not believe this increase was material to the results of operations or its financial position in 2007.  The Company also believes that the additional valuation allowance that would have resulted as of December 31, 2006 was not material to the results of operations or the financial position of the Company in those years.

Federal tax attribute carryforwards at December 31, 2008, consist primarily of approximately $29.2 million of net operating losses and $339,000 of capital losses.  In addition, the Company has approximately $63.5 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they begin to expire in 2027, and if the current state net operating losses are not utilized they begin to expire in 2009.  The capital losses can only be utilized against capital gains and $339,000 will expire in 2009.

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate is as follows:

	2008	2007	2006
Federal statutory rate	(35.0%)	(35.0%)	35.0%
State income tax rate, net
of Federal tax benefit	1.8%	1.0%	(11.0%)
Meals and entertainment	0.1%	0.4%	0.3%
Valuation allowance	34.1%	46.8%	(26.9%)
Other non-deductible	0.9%	0.2%	(2.0%)
Tax exempt income	0.0%	(2.7%)	(6.0%)
Net change in Federal and state reserves	0.7%	10.8%	3.8%
Effective tax rate	2.6%	21.5%	(6.8%)

The Company adopted the provisions of FIN48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $4.0 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At December 31, 2007, the Company had $4.1 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.

Upon adoption of FIN 48, the Company’s income tax liabilities as of January 1, 2007 included a total of $4.0 million for unrecognized tax benefits, excluding approximately $925,000 of related accrued interest, and approximately $300,000 of related penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Unrecognized
Tax Benefits
Balance of unrecognized benefits as of January 1, 2007	$4,027
Additions for tax positions related to the current year	11
Additions for tax positions of prior years	209
Reductions for tax positions of prior years	(137)
Balance as of December 31, 2007	$4,110
Reductions for tax positions of prior years	(157)
Balance as of December 31, 2008	$3,953

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2008, the Company recognized approximately $504,000, respectively, of such interest expense as a component of its “Provision (benefit) for income taxes."  The liability for unrecognized tax benefits included accrued interest of $1.8 million and $1.4 million at December 31, 2008 and January 1, 2008, respectively.  The Company has approximately $265,000 and $300,000 of accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2008 and 2007, respectively.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous state and local tax jurisdictions.  The following tax years remain subject to examination as of December 31, 2008:

Jurisdiction	Tax Years
Federal	2003-2007
State and Local	2002-2007

The Company reached an agreement with the Internal Revenue Service (IRS) examiner in regards to the audit of the 2003, 2004 and 2005 tax years.  The adjustments are not material to the Company's financial position, results of operations or cash flows.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The Company is currently in the examination phase of a state and local income tax audit for the years 2003 through 2006, and expects this audit to be completed within the next 12 months with no material adjustments.

18.	Historical Basic and Diluted Net (Loss)/Income per Share

Historical basic and diluted net (loss)/income per share is calculated based on the requirements of SFAS No. 128, “Earnings Per Share.”  A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Years Ended December 31,
	2008	2007	2006

Basic weighted average number of common shares	14,012	13,940	13,859
Dilutive effect of stock options, SARs, and
restricted stock	-	-	135
Diluted weighted average number
of common shares	14,012	13,940	13,994

Outstanding options at December 31, 2008 to purchase 304,531 of common stock with exercise prices of $7.70 to $83.69 were not included in the computation of historical and pro forma diluted net income per share because to do so would have been antidilutive, as a result of the Company’s net loss in 2008.  In addition, there were 492,846 SARs outstanding with exercise prices $4.28 to $20.15 that were not included in the computation of earnings per share as a result of the Company’s net loss.

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

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

19.	Discontinued Operations

The Company discontinued its MD&D business in the second quarter of 2006.  The MD&D business included the Company’s MD&D contract sales and clinical sales teams and was previously reported in the sales services reporting segment.  There was no activity within discontinued operations in 2007 or 2008.  Summarized selected financial information for the discontinued operations is as follows:

For the Year Ended December 31, 2006
Revenue, net	$1,876

Income from discontinued
operations before income tax	$693
Income tax expense	259
Net income from
discontinued operations	$434

20.	Segment Information

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

Marketing services segment – includes the Company’s marketing research and medical education and communication services. This segment is project driven; the units comprising it have a large number of smaller contracts, share similar gross margins, have similar customers, and have low barriers to entry for competition.  There are many discrete offerings within this segment, including: accredited continuing medical education (CME), content development for CME, promotional medical education, marketing research and communications.  The CME portion of this segment will be discontinued in 2009.  Two unit managers oversee the operations of these units and regularly discuss the results of operations, forecasts and activities of this segment with the chief operating decision maker; and

Product commercialization segment – includes revenues and expenses associated with the Company’s licensing and co-promotion of pharmaceutical products.  In 2008, this segment consisted of our current promotional agreement with Novartis.  Any business opportunities are reviewed by the chief executive officer and other members of senior management.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	Sales	Marketing	Product
	Services	Services	Commercialization	Consolidated
For the year ended December 31, 2008:
Revenue	$89,656	$23,872	$(1,000)	$112,528
Operating loss	(7,196)	(3,070)	(26,161)	(36,427)
Capital expenditures	339	60	-	399
Depreciation expense	2,570	652	97	3,319
Total assets	112,469	36,567	-	149,036

For the year ended December 31, 2007:
Revenue	$86,766	$30,365	$-	$117,131
Operating loss	(13,918)	(362)	-	(14,280)
Capital expenditures	870	139	-	1,009
Depreciation expense	3,477	828	-	4,305
Total assets	140,161	39,393	-	179,554

For the year ended December 31, 2006:
Revenue	$202,748	$36,494	$-	$239,242
Operating income	33	2,798	3,082	5,913
Capital expenditures	1,508	262	-	1,770
Depreciation expense	3,671	679	-	4,350
Total assets	157,750	43,886	-	201,636

PDI, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

	Balance at	Additions	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2006
Allowance for doubtful accounts	$778,407	$35,713	$(778,407)	$35,713
Allowance for doubtful notes	1,242,378	38,051	(495,837)	784,592
Tax valuation allowance	9,820,101	-	(3,035,884)	6,784,217
Accrued product rebates, sales
discounts and returns	230,859	-	-	230,859

2007
Allowance for doubtful accounts	$35,713	$-	$(35,713)	$-
Allowance for doubtful notes	784,592	30,416	(159,163)	655,845
Tax valuation allowance	6,784,217	-	4,960,586	11,744,803
Accrued product rebates, sales
discounts and returns	230,859	-	-	230,859

2008
Allowance for doubtful accounts	$-	$-	$-	$-
Allowance for doubtful notes	655,845	30,500	-	686,345
Tax valuation allowance	11,744,803	-	13,811,001	25,555,804
Accrued product rebates, sales
discounts and returns	230,859	-	-	230,859

(1) Includes payments and actual write offs, as well as changes in estimates in the reserves and the impact of acquisitions.