Form 10-Q
period 2009-03-31
PDI INC
filed 2009-05-07
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ). Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	1.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 1, 2009
Common stock, $0.01 par value	14,227,909

	PDI, Inc.
	Form 10-Q for Period Ended March 31, 2009
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 6.	Exhibits	20

Signatures		21

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,931	$90,074
Short-term investments	146	159
Accounts receivable, net	9,231	15,786
Unbilled costs and accrued profits on contracts in progress	3,835	2,469
Other current assets	4,271	4,511
Total current assets	98,414	112,999
Property and equipment, net	4,949	5,423
Goodwill	13,612	13,612
Other intangible assets, net	13,067	13,388
Other long-term assets	3,391	3,614
Total assets	$133,433	$149,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$798	$2,298
Unearned contract revenue	834	3,678
Accrued salary and bonus	4,250	5,640
Accrued contract loss	8,131	10,021
Other accrued expenses	6,899	9,723
Total current liabilities	20,912	31,360
Long-term liabilities	10,664	10,569
Total liabilities	31,576	41,929

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,281,160 and 15,272,704 shares issued, respectively;
14,227,909 and 14,223,669 shares outstanding, respectively	153	153
Additional paid-in capital	122,398	121,908
Accumulated deficit	(7,158)	(1,443)
Accumulated other comprehensive loss	(18)	(16)
Treasury stock, at cost (1,053,251 and 1,049,035 shares, respectively)	(13,518)	(13,495)
Total stockholders' equity	101,857	107,107
Total liabilities and stockholders' equity	$133,433	$149,036

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)

Revenue, net	$23,531	$32,229
Cost of services	18,559	23,530
Gross profit	4,972	8,699

Compensation expense	6,293	6,133
Other selling, general and administrative expenses	4,258	4,274
Total operating expenses	10,551	10,407
Operating loss	(5,579)	(1,708)

Other income, net	103	1,150
Loss before income tax	(5,476)	(558)
Provision for income tax	239	502

Net loss	$(5,715)	$(1,060)

Loss per share of common stock:
Basic	$(0.40)	$(0.07)
Diluted	(0.40)	(0.07)
	$(0.40)	$(0.07)
Weighted average number of common shares and
common share equivalents outstanding:
Basic	14,223	14,223
Diluted	14,223	14,223

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net loss from operations	$(5,715)	$(1,060)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	799	1,354
Deferred income taxes, net	83	82
Provision for bad debt	7	8
Stock-based compensation	490	325
Other	-	25
Other changes in assets and liabilities:
Decrease in accounts receivable	6,555	12,959
Increase in unbilled costs	(1,366)	(2,094)
Increase in other current assets	(1,358)	(462)
Decrease in other long-term assets	1,814	175
Decrease in accounts payable	(1,500)	(1,336)
Decrease in unearned contract revenue	(2,844)	(3,221)
Decrease in accrued salaries and bonus	(1,390)	(2,305)
Decreae in accrued contract loss	(1,890)	-
Decrease in accrued liabilities	(2,813)	(428)
Increase in long-term liabilities	12	22
Net cash (used in) provided by operating activities	(9,116)	4,044

Cash Flows From Investing Activities
(Purchases) sales of short-term investments, net	-	(1,483)
Purchase of property and equipment	(4)	(221)
Net cash used in investing activities	(4)	(1,704)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(23)	-

Net (decrease) increase in cash and cash equivalents	(9,143)	2,340
Cash and cash equivalents – beginning	90,074	99,185
Cash and cash equivalents – ending	$80,931	$101,525

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the SEC).  The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three month periods ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
Basic weighted average number of	14,223	14,223
of common shares
Potential dilutive effect of stock-based awards	-	-
Diluted weighted average number
of common shares	14,223	14,223

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

	March 31,
	2009	2008
Options	302	358
Stock-settled stock appreciation rights (SARs)	351	458
Restricted stock units	239	-
Performance contingent SARs	280	-
	1,172	816

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Recently Issued Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued three FASB Staff Positions (FSP) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (FAS 157).  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may adopt the FSPs earlier for the interim and annual periods ending after March 15, 2009.  Although it is still assessing the potential impact of these FSPs, the Company does not currently expect the adoption of these FSPs to have a material impact on our financial condition or results of operations.

Recently Adopted Standards

On January 1, 2009, the Company adopted FAS 157 as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of FAS 157, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the Company’s financial condition or results of operations.  The provisions of FAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of FAS 157.

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations,” (FAS 141(R)), which replaces SFAS No. 141, “Business Combinations,” (FAS 141) but retains the fundamental requirements in FAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. FAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, FAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)).  This FSP amends the guidance in FAS 141(R) and is effective for the first annual reporting period beginning on or after December 15, 2008.  Any impact resulting from the adoption of SFAS No. 141R and FSP 141(R) would be on future acquisitions closing on or after January 1, 2009.

On January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The provisions of FSP EITF 03-6-1 did not have a material impact on the Company’s earnings per share calculation.

3.	INVESTMENTS IN MARKETABLE SECURITIES:

The Company’s available-for-sale investments are carried at fair value and consist of assets in a rabbi trust associated with its deferred compensation plan at March 31, 2009 and December 31, 2008.  At March 31, 2009 and December 31, 2008, the carrying value of available-for-sale securities was approximately $146,000 and $159,000, respectively, which are included in short-term investments.  The available-for-sale securities at March 31, 2009 and December 31, 2008 consisted of approximately $92,000 and $103,000 respectively, in money market accounts, and approximately $54,000 and $56,000, respectively, in mutual funds.  At March 31, 2009 and December 31, 2008, accumulated other comprehensive income included no gross unrealized gains and approximately $29,000 and $27,000, respectively, of gross unrealized losses.  In the

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

three months ended March 31, 2009 and 2008, included in other income, net were gross realized gains of approximately $0 and $29,000, respectively, and no gross realized losses.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  The Company’s  held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $5.7 million and $5.9 million at March 31, 2009 and December 31, 2008, respectively, as collateral for its existing insurance policies and its facility leases.

At March 31, 2009 and December 31, 2008, held-to-maturity investments were included in other current assets (approximately $2.3 million and $2.2 million, respectively) and other long-term assets (approximately $3.4 million and $3.6 million, respectively).  At March 31, 2009 and December 31, 2008, held-to-maturity investments included:

		Maturing			Maturing
			after 1 year			after 1 year
	March 31,	within	through	December 31,	within	through
	2009	1 year	3 years	2008	1 year	3 years
Investments supporting letters of credit:
Cash/money accounts	$41	$41	$-	$733	$733	$-
US Treasury securities	2,753	1,716	1,037	2,043	1,000	1,043
Government agency securities	2,854	500	2,354	3,071	500	2,571
Total	$5,648	$2,257	$3,391	$5,847	$2,233	$3,614

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

There have been no changes in the carrying amount of goodwill of $13.6 million for the periods ended March 31, 2009 and December 31, 2008.

All intangible assets recorded as of March 31, 2009 are attributable to the acquisition of Pharmakon and are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.  The net carrying value of the identifiable intangible assets for the periods ended March 31, 2009 and December 31, 2008 is as follows:

	As of March 31, 2009			As of December 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$140	$128	$12	$140	$121	$19
Customer relationships	16,300	4,981	11,319	16,300	4,709	11,591
Corporate tradename	2,500	764	1,736	2,500	722	1,778
Total	$18,940	$5,873	$13,067	$18,940	$5,552	$13,388

Amortization expense for each of the three months ended March 31, 2009 and 2008 was $320,000.  Estimated amortization expense for the current year and the next four years is as follows:

2009	2010	2011	2012	2013
$ 1,272	$ 1,253	$ 1,253	$ 1,253	$ 1,253

5.	FACILITIES REALIGNMENT:

The Company recorded facility realignment charges totaling approximately $75,000, $1.0 million and $2.0 million during 2008, 2007 and 2006, respectively.  These charges were for costs related to excess leased office space the Company has at its Saddle River, New Jersey and Dresher, Pennsylvania facilities.  In 2007, the Company sub-leased the excess office space at its Saddle River, New Jersey location and also secured sub-leases for two of the three vacant spaces at its Dresher location.  The Company is currently seeking to sublease the remaining excess space at its Dresher location.  A reconciliation of the liability associated with this facility realignment initiative is as follows:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2008	$192	$367	$559
Accretion	1	2	3
Payments	(14)	(29)	(43)
Balance as of March 31, 2009	$179	$340	$519

6.	FAIR VALUE MEASUREMENTS:

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

The following table presents assets measured at fair value on a recurring basis at March 31, 2009:

			Fair Value
	Carrying	Fair	Measurements at March 31, 2009
	Amount	Value	Level 1	Level 2	Level 3
Available-for-sale securities	$146	$146	$146	$-	$-
Held-to-maturity securities	5,648	5,744	5,744	-	-
Total	$5,794	$5,890	$5,890	$-	$-

7.	COMMITMENTS AND CONTINGENCIES:

Letters of Credit

As of March 31, 2009, the Company had $5.7 million in letters of credit outstanding as required by its existing insurance policies and as required by its facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3 for more details.

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer AG (Bayer) in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements.  The Company may be named in additional similar lawsuits.  To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings.  In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of December 31, 2008, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense.  The Company did not incur any costs or expenses relating to these matters during 2005, 2006, 2007, or 2008 or the first three months of 2009.

8.	OTHER COMPREHENSIVE LOSS:

A reconciliation of net loss as reported in the condensed consolidated statements of operations to other comprehensive loss, net of taxes is presented in the table below.

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(5,715)	$(1,060)
Other comprehensive loss
Unrealized holding gain on
available-for-sale securities	(2)	(31)
Other comprehensive loss	$(5,717)	$(1,091)

9.	PRODUCT COMMERCIALIZATION CONTRACT:

On April 11, 2008, the Company announced the signing of a promotion agreement with Novartis Pharmaceuticals Corporation (Novartis).  Pursuant to the agreement, the Company had the co-exclusive right to promote on behalf of Novartis the pharmaceutical product Elidel® (pimecrolimus) Cream 1% (the Product) to physicians in the United States.

At December 31, 2008, the Company accrued a contract loss of approximately $10.3 million, representing the anticipated future loss that the Company at that time expected to incur to fulfill its contractual obligations under this product commercialization agreement until February 2010, the early termination date for this contract.  The loss contract provision for this product commercialization agreement included promotional program costs, including the cost of samples and other promotional costs net of anticipated revenue.  In determining the amount of the loss contract provision, projections regarding estimated future cash flows were made to estimate the expected loss.  The balance of the contract loss accrual was $8.1 million at March 31, 2009.  The use of alternative estimates and assumptions could increase or decrease the estimated loss and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments.  Actual results could materially differ from this estimate. This agreement was subsequently terminated by Novartis and PDI on April 22, 2009.  See Note 13 for additional information.

10.	STOCK-BASED COMPENSATION:

On February 19, 2009, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (the Compensation Committee) of the Board of Directors of the Company approved grants of SARs and restricted stock units to certain executive officers and members of senior management of the Company.  In approving grants under this plan, the Compensation Committee considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel.  There were 58,574 shares of restricted stock issued with a grant date fair value of $5.89 and 136,445 SARs issued with a grant price of $5.89 in the first quarter of 2009 under the 2004 Plan as part of the Company’s 2008 long-term incentive plan.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company recognized $0.5 million and $0.3 million of stock-based compensation expense for the quarters ended March 31, 2009 and 2008. The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

11.	INCOME TAXES:

On a quarterly basis, the Company estimates its effective tax rate for the full year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from operations and the effective tax rate for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Income tax expense	$239	$502
Effective income tax rate	4.4%	90.0%

Income tax expense for the quarters ended March 31, 2009 and March 31, 2008 were primarily due to state taxes as the Company and its subsidiaries file separate income tax  returns in numerous state and local jurisdictions.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2008. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

12.	SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008.  There was approximately $0.1 million of sales between segments in the three-month periods ended March 31, 2009 and 2008.  Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the sales services segment to the other reporting segments since it is impracticable to do so.  The product commercialization segment did not have any activity in the three-month period ended March 31, 2008.

	Sales	Marketing	Product
	Services	Services	Commercialization	Consolidated
Three months ended March 31, 2009:
Revenue	$20,494	$3,037	$-	$23,531
Operating loss	(2,818)	(2,111)	(650)	(5,579)
Capital expenditures	-	4	-	4
Depreciation expense	330	125	23	478

Three months ended March 31, 2008:
Revenue	$25,256	$6,973	$-	$32,229
Operating (loss) income	(1,777)	69	-	(1,708)
Capital expenditures	198	23	-	221
Depreciation expense	844	190	-	1,034

13.	SUBSEQUENT EVENT - CONTRACT TERMINATION:

Effective April 22, 2009, the Company reached agreement with Novartis to mutually terminate its promotion agreement that was entered into in April 2008 under the Company’s product commercialization initiative.  In connection with the termination, the Company entered into an amendment to a currently existing fee for service sales force agreement (the Sales Force Agreement) with Novartis relating to another Novartis branded product, whereby the Company agreed to provide Novartis with a credit worth approximately $5 million to be applied to the services provided by the Company under the Sales Force Agreement through the scheduled expiration of that agreement on December 31, 2009 (or earlier termination thereof).  Under the original terms of the Sales Force Agreement, Novartis is able to terminate the Sales Force Agreement for any reason upon 45 days’ prior written notice to the Company.  Upon the expiration or earlier termination of the Sales Force Agreement, if there is a shortfall between the value of the services actually provided to Novartis by the Company

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

from April 1, 2009 through the effective date of termination or expiration and the $5 million credit, then the Company will pay Novartis an amount equal to this shortfall.  Under the amendment to the Sales Force Agreement, the Company also agreed to provide Novartis with an additional credit worth approximately $250,000 to be applied against any services that the Company may perform for Novartis during 2010.

In the fourth quarter of 2008 the Company recorded a contract loss accrual of approximately $10.3 million, representing the anticipated future loss expected to be incurred to fulfill its obligations under the Agreement through February 1, 2010, which was the early termination date in the contract.  While the Company is currently evaluating the net impact on earnings of the termination of this contract on April 22, 2009 and the credits to be provided to Novartis for other services, it currently anticipates a net positive impact to earnings.

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
● Early termination of a significant services contract or the loss of one or more of our significant customers or a material reduction in service revenues from such customers;
•	Our ability to obtain additional funds in order to implement our business model;
● Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;
•	Our ability to meet performance goals in incentive-based arrangements with customers;
•	Competition in our industry;
•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•	Product liability claims against us;
● Changes in laws and healthcare regulations applicable to our industry or our, or our customers’, failure to comply with such laws and regulations;
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

Please see Part II – Item 1A – “Risk Factors” of this Form 10-Q and Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time to time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We are a leading provider of contract sales teams in the United States to pharmaceutical companies.  Additionally, we provide marketing research and physician interaction programs.  Our services offer customers a range of promotional options for the commercialization of their products throughout their lifecycles, from development through maturity.

Our business depends in large part on demand from the pharmaceutical and life sciences industries for outsourced sales and marketing services.  In recent years, this demand has been adversely impacted by certain industry-wide factors affecting pharmaceutical companies, including, among other things, pressures on pricing and access, a decline in the number of Americans with private insurance, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment and decreased pipeline productivity.  Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue.  Additionally, a number of pharmaceutical companies have recently made changes to their commercial models by reducing the number of sales representatives employed internally and through outside organizations like PDI.  A very significant source of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore been significantly impacted by cost control measures implemented by these companies, including a substantial reduction in the number of sales representatives deployed.  This has culminated in the

PDI, Inc.

expiration or termination of a number of our significant sales force contracts during 2006 and 2007, including our sales force engagements with AstraZeneca, GlaxoSmithKline, sanofi-aventis and another large pharmaceutical company customer.  These four customers accounted for approximately $150.9 million in revenue during 2006 and $15.9 million in revenue during 2007.  In addition, a significant sales force program for one of our clients was terminated, effective September 30, 2008, due to generic product competition.  This program accounted for approximately $10.7 million in revenue in 2008.  This reduction in demand for outsourced pharmaceutical sales and marketing services could be further exacerbated by the current economic and financial crisis occurring in the United States and worldwide.  For example, certain customers within our marketing services business segment have recently delayed the implementation or reduced the scope of a number of marketing initiatives.  If companies in the pharmaceutical and life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth of our sales and marketing services businesses, which provide our pharmaceutical company clients with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through outsourcing.  In order to position us to thrive in this challenging environment as a best in class organization, we are concentrating on our core business, which is high-impact field promotional support.  This focus revolves around taking advantage of strategic commercial opportunities, continuously increasing the impact we have on our customers’ products and portfolios, maintaining excellence in customer-focused capabilities that support our field force business, building unity and establishing a strong performance-based culture and reducing costs and improving asset utilization.  In addition, we also continue to focus on enhancing our commercialization capabilities by aggressively promoting and broadening the depth of the value-added service offerings of our existing marketing services businesses, TVG and Pharmakon.

DESCRIPTION OF REPORTING SEGMENTS

For the three months ended March 31, 2009, our three reporting segments were as follows:

•	Sales Services, which is comprised of the following business units:

o	Performance Sales Teams; and

o	Select Access.

•	Marketing Services, which is comprised of the following business units:

o	Pharmakon;

o	TVG Marketing Research and Consulting (TVG); and

o	Vital Issues in Medicine (VIM)®.

•	Product Commercialization.

Selected financial information for each of these segments is contained in Note 12 to the condensed consolidated financial statements and in the discussion under “Consolidated Results of Operations.”

Nature of Contracts by Segment

Sales Services

Contracts within our Sales Services business segment consist primarily of detailing agreements and are nearly all fee-for-service arrangements.  The term of these contracts is typically between one and two years which may be renewed or extended upon mutual agreement of the parties.  The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice.  Certain contracts provide for termination payments if the client terminates the contract without cause.  Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination.  The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition, or results of operations or cash flow.  Our Sales Services contracts include standard mutual representations and warranties as well as mutual confidentiality and indemnification provisions, including product liability indemnification from our clients to us.  These contracts, which include the Sales Services contracts with our significant customers, may also contain performance benchmarks, such as a minimum amount of detailing activity to a certain physician targets within a specified amount of time, and our failure to meet these stated benchmarks may result in significant financial penalties for us.  Certain contracts may also include incentive payments that can be earned if our activities generate results that meet or exceed agreed-upon performance targets.

Marketing Services

Our marketing services contracts generally take the form of either master service agreements with a term of one to three years, or contracts specifically related to particular projects with terms for the duration of the project, typically lasting from two to

PDI, Inc.

six months.  These contracts include standard representations and warranties as well as confidentiality and indemnification obligations and are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made by us on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business, financial condition or results of operations.  Due to the typical size of most of TVG’s contracts, it is unlikely the loss or termination of any individual TVG contract would have a material adverse effect on our business, financial condition, results of operations, or cash flow.  We are currently in the process of winding down the operations of the VIM business unit and expect this process to be completed during 2009.

Product Commercialization

In April 2008, we entered into a contract under our product commercialization initiative with Novartis.  On April 22, 2009, we announced the termination of this agreement with Novartis.  See Note 9 and Note 13 to the condensed consolidated financial statements for additional information relating to the agreement.  We are not actively pursuing any additional product commercialization opportunities at this time although we will continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis to the extent we are able to mitigate certain risks relating to the investment of our resources.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

	Three Months Ended
	March 31,
Operating data	2009	2008
Revenue, net	100.0%	100.0%
Cost of services	78.9%	73.0%
Gross profit	21.1%	27.0%
Compensation expense	26.7%	19.0%
Other selling, general and administrative expenses	18.1%	13.3%
Total operating expenses	44.8%	32.3%
Operating loss	(23.7%)	(5.3%)
Other income, net	0.4%	3.6%

Loss before income tax	(23.3%)	(1.7%)
Provision for income tax	1.0%	1.6%
Net loss	(24.3%)	(3.3%)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue (in thousands)

	Quarter Ended
	March 31,
	2009	2008	Change ($)	Change (%)
Sales services	$20,494	$25,256	$(4,762)	(18.9%)
Marketing services	3,037	6,973	(3,936)	(56.4%)
Product commercialization	-	-	-	-
Total	$23,531	$32,229	$(8,698)	(27.0%)

Revenue from the sales services segment for the quarter ended March 31, 2009 decreased by approximately $4.8 million  primarily due to a reduction in sales force engagements.  Sales services revenue from new contracts and expansions of existing contracts was more than offset by lost revenue from the internalization of our contract sales force by one of our long-term clients and the expiration or termination of sales force arrangements in effect during 2008.  Revenue from the marketing services segment decreased by approximately $3.9 million or 56.4%.  This was attributable to a decrease in revenue within our Pharmakon business unit as a result of a significant reduction in the number of projects performed for its two largest clients due to delays in the implementation or reduced scope of a number of marketing initiatives.  The product commercialization segment did not have revenue in either period.

PDI, Inc.

Cost of services (in thousands)

	Quarter Ended
	March 31,
	2009	2008	Change ($)	Change (%)
Sales services	$16,855	$19,908	$(3,053)	(15.3%)
Marketing services	1,704	3,622	(1,918)	(53.0%)
Product commercialization	-	-	-	-
Total	$18,559	$23,530	$(4,971)	(21.1%)

Cost of services for the quarter ended March 31, 2009 was $18.6 million, 21.1% less than cost of services of $23.5 million for the quarter ended March 31, 2008.  Cost of services associated with both the sales services and marketing services segments declined for the quarter ended March 31, 2009 when compared to the comparable prior year quarter.  This can be attributed to a reduction in revenue at both segments.  The cost of services associated with the product commercialization segment were accrued for in the fourth quarter of 2008 as part of our contract loss accrual.  See Note 9 to the condensed consolidated financial statements for more details. As a result, costs of services totaling approximately $1.8 million were charged against  the contract loss accrual for the quarter ended March 31, 2009.

Gross profit (in thousands)

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
March 31,	services	sales	services	sales	commercialization	sales	Total	sales
2009	$3,639	17.8%	$1,333	43.9%	$-	-	$4,972	21.1%
2008	5,348	21.2%	3,351	48.1%	-	-	8,699	27.0%
Change ($)	$(1,709)		$(2,018)		$-		$(3,727)

The gross profit percentage declined for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 primarily as a result of changes in the business mix between sales services and marketing services.  Gross profit in the sales services segment decreased on lower revenue for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.  The gross profit percentage also decreased from 21.2% for the quarter ended March 31, 2008 to 17.8% for the quarter ended March 31, 2009.  The percentage decrease was primarily the result of negative gross profit recognized on one contract which terminated in the first quarter of 2009.  The revenue associated with this contract was approximately $1.7 million for the quarter ended March 31, 2009.

Gross profit in the marketing services segment decreased on lower revenue for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.  The gross profit percentage also decreased from 48.1% for the quarter ended March 31, 2008 to 43.9% for the quarter ended March 31, 2009.  This decrease was primarily attributable to the winding down of our VIM business unit in the first quarter of 2009.

There was no gross profit in the product commercialization in either period.

Compensation expense (in thousands)

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
March 31,	services	sales	services	sales	commercialization	sales	Total	sales
2009	$3,538	17.3%	$2,381	78.4%	$374	-	$6,293	26.7%
2008	3,810	15.1%	2,323	33.3%	-	-	6,133	19.0%
Change ($)	$(272)		$58		$374		$160

Compensation expense for the quarters ended March 31, 2009 and 2008 was approximately $6.3 million and $6.1 million, respectively.  An increase in severance costs of approximately $0.5 million was partially offset by decreases in salary and bonus expense.  As a percentage of total net revenue, compensation expense increased to 26.7% for the quarter ended March 31, 2009 as compared to 19.0% for the quarter ended March 31, 2008.

Compensation expense attributable to the sales services segment for the quarter ended March 31, 2009 declined by approximately $0.3 million, as compared to the quarter ended March 31, 2008. This decrease is primarily due to a decrease in allocated corporate costs as a result of a portion of those corporate costs being allocated to the product commercialization segment during the quarter ended March 31, 2009.

PDI, Inc.

Compensation expense attributable to the marketing services segment for the quarter ended March 31, 2009 increased by approximately $0.1 million when compared to the comparable prior year period.

Compensation expense attributable to the product commercialization segment for the quarter ended March 31, 2009 was approximately $0.4 million of allocated corporate costs.  There were no expenses attributable to this segment for the quarter ended March 31, 2008.

Other selling, general and administrative expenses (in thousands)

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
March 31,	services	sales	services	sales	commercialization	sales	Total	sales
2009	$2,919	14.2%	$1,063	35.0%	$276	-	$4,258	18.1%
2008	3,315	13.1%	959	13.8%	-	-	4,274	13.3%
Change ($)	$(396)		$104		$276		$(16)

Total other selling, general and administrative expenses were approximately $4.3 million for both the quarters ended March 31, 2009 and March 31, 2008.  An increase in consulting costs of approximately $0.6 million was partially offset by reductions in depreciation expense and office operation costs.

Other selling, general and administrative expenses attributable to the sales services segment for the quarter ended March 31, 2009 declined by approximately $0.4 million, as compared to the quarter ended March 31, 2008. This decrease is primarily due to a decrease in allocated corporate costs as a result of a portion of those corporate costs being allocated to the product commercialization segment during the quarter ended March 31, 2009.

Other selling, general and administrative expenses attributable to the marketing services segment for the quarter ended March 31, 2009 increased by approximately $0.1 million when compared to the comparable prior year period.

Other selling, general and administrative expenses attributable to the product commercialization segment for the quarter ended March 31, 2009 was approximately $0.3 million of allocated corporate costs.  There were no expenses attributable to this segment for the quarter ended March 31, 2008.

Operating loss

There was an operating loss of $5.6 million for the quarter ended March 31, 2009 as compared to an operating loss for the quarter ended March 31, 2008 of approximately $1.7 million.  This increased operating loss was primarily due to the reduction of revenue and gross profit within both the sales and marketing services segments.

Other income, net

Other income, net, for the quarters ended March 31, 2009 and 2008 was approximately $0.1 million and $1.2 million, respectively and consisted primarily of interest income.  The decrease in interest income is due to a reduction in interest rates for the quarter ended March 31, 2009 and lower available cash balances.

Income tax expense

The federal and state corporate income tax expense was approximately $239,000 for the quarter ended March 31, 2009, compared to income tax expense of $502,000 for the quarter ended March 31, 2008. The effective tax rate for the quarter ended March 31, 2009 was 4.4%, compared to an effective tax rate of 90.0% for the quarter ended March 31, 2008.  Income tax expense for the quarters ended March 31, 2009 and March 31, 2008 was primarily due to state taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had cash and cash equivalents and short-term investments of approximately $81.1 million and working capital of $77.5 million, compared to cash and cash equivalents and short-term investments of approximately $90.2 million and working capital of approximately $81.6 million at December 31, 2008.   As of March 31, 2009, the Company had no commercial debt.

For the three months ended March 31, 2009, net cash used in operating activities was $9.1 million, compared to $4.0 million net cash provided by operating activities for the three months ended March 31, 2008.  The main components of cash used in operating activities during the three months ended March 31, 2009 was a net loss of $5.7 million and a decrease in current liabilities of $10.4 million.  This was partially offset by a reduction in accounts receivable of $6.6 million.

As of March 31, 2009, we had $3.8 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective

PDI, Inc.

period.  As of March 31, 2009, we had $0.8 million of unearned contract revenue.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the three months ended March 31, 2009, net cash used in investing activities was $4,000 as compared to net cash used in investing activities of $1.7 million for the comparable prior year period.  We had approximately $4,000 and $221,000 of capital expenditures primarily for computer equipment and software during the three months ended March 31, 2009 and 2008, respectively.  For both periods, all capital expenditures were funded out of available cash.  For the three months ended March 31, 2009, net cash used in financing activities represented shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the three months ended March 31, 2009, we had three clients that accounted for approximately 34.9%, 29.8% and 10.3%, respectively, or a total of 75.0% of our service revenue.  We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or a significant reduction of business from any of our significant clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.  In addition, Select Access’ services to a significant customer (our second largest in the quarter) are seasonal in nature, occurring primarily in the winter season.

In April 2008, we signed a promotion agreement with Novartis.  We announced the termination of this agreement on April 22, 2009.  See Notes 9 and 13 to the condensed consolidated financial statements for additional information.  In connection with the termination of this agreement, we simultaneously entered into an amendment to a currently existing fee for service sales force agreement with Novartis relating to another Novartis branded product, whereby we agreed to provide Novartis with a credit worth approximately $5 million to be applied to the services provided by us under the sales force agreement through the scheduled expiration of that agreement on December 31, 2009 (or the earlier termination thereof by Novartis for any reason).  Upon the expiration or earlier termination of the sales force agreement, if there is a shortfall between the value of the services actually provided to Novartis by us and the credit, then we will pay Novartis an amount equal to this shortfall.  In addition, we also agreed to provide Novartis with an additional credit worth approximately $250,000 to be applied against any services that we may perform for Novartis during 2010.

 Going Forward

Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, estimated capital expenditures in 2009 of approximately $1.0 million and remaining minimum contractual obligations under our product commercialization agreement for which there was approximately $8.1 million accrued at March 31, 2009.

We currently expect to incur additional facilities realignment charges in 2009 as we continue to rightsize our facilities cost and corporate structure on a going forward basis.  Although we expect to incur a net loss for the year ending December 31, 2009, we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months. However, we may require alternative forms of financing to achieve our strategic plans.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk).  Our financial instruments are not currently subject to foreign currency risk or commodity price risk.  We have no financial instruments held for trading purposes and we have no interest bearing long term or short term debt. At March 31, 2009 and December 31, 2008 we did not hold any derivative financial instruments.

The objectives of our investment activities are to preserve capital, maintain liquidity, and optimize returns without significantly increasing risk.  In accordance with our investment policy, we attempt to achieve these objectives by investing our cash in a variety of financial instruments.  These investments are principally restricted to government agencies, government sponsored enterprises and certain money market funds that invest in obligations of the U.S. Treasury and U.S. Federal Government Agencies.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.   Our cash and cash equivalents and short term investments at March 31, 2009 were composed of the instruments described in the preceding paragraph.   If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the relative near term maturity.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer in the United States until early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements.  We may be named in additional similar lawsuits.  To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings.  In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of March 31, 2009, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within selling, general and administrative expense.  We did not incur any costs or expenses relating to these matters during 2005, 2006, 2007, 2008 or the first three months of 2009.

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

Item 1A. Risk Factors

In addition to the factors generally affecting the economic and competitive conditions in our markets, you should carefully consider the additional risk factors that could have a material adverse impact on our business, financial condition or results of operations, which are set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Other than as described below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008.

PDI, Inc.

We incurred substantial losses in connection with our recently terminated promotional agreement under our  product commercialization initiative, and if we are unable to generate sufficient revenue from any future product commercialization opportunities that we may pursue to offset the costs and expenses associated with implementing and maintaining these types of programs, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Effective April 22, 2009, we and Novartis mutually agreed to terminate the promotional agreement that was entered into in April 2008 in connection with our product commercialization initiative.  During the term of this promotion agreement, we incurred significant expenses in connection with implementing and maintaining the program while required product sales levels necessary to receive revenue under the agreement were never achieved, and therefore we did not generate any revenue from this agreement during its term.

While we are not actively pursuing any additional product commercialization opportunities at this time, we will continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis.  To the extent we enter into any additional product commercialization arrangements in the future, these types of arrangements may require us to make a significant upfront investment of our resources and would therefore be likely to generate losses in the early stages as program ramp up occurs.  In addition, any compensation we will receive is expected to be dependent on sales of the product, and in certain arrangements, including our arrangement with Novartis, we would not receive any compensation unless product sales exceed certain thresholds.  There can be no assurance that our promotional activities will generate sufficient product sales for these types of arrangements to be profitable for us.  In addition, there are a number of factors that could negatively impact product sales during the term of a product commercialization contract, many of which are beyond our control, including the level of promotional response to the product,  withdrawal of the product from the market, the launch of a therapeutically equivalent generic version of the product, the introduction of a competing product, loss of managed care covered lives, a significant disruption in the manufacture or supply of the product as well as other significant events that could affect sales of the product or the prescription market for the product.  Therefore, the revenue we receive, if any, from product sales under these types of arrangements may not be sufficient to offset the costs incurred by us implementing and maintaining these programs.  Our arrangement with Novartis required, and any future product commercialization arrangements we may enter into may also require, that we make a certain amount of expenditures in connection with our promotional activities for the product, regardless of whether sufficient product sales are achieved in order for us to generate revenue, and there may be limited opportunities for us to terminate this type of arrangement prior to its scheduled expiration.  In addition, if any contractual product commercialization arrangement we enter into were to be terminated by our customer prior to its scheduled expiration, our expected revenue and profitability could be materially and adversely affected due to our significant upfront investment of sales force and other promotional resources during the ramp up period for these types of programs.

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
Date: May 7, 2009	PDI, Inc.
(Registrant)

/s/ Nancy Lurker
Nancy Lurker
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer