Form 10-Q
period 2009-06-30
PDI INC
filed 2009-08-06
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.). Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	1.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding July 31, 2009
Common stock, $0.01 par value	14,216,777

	PDI, Inc.
	Form 10-Q for Period Ended June 30, 2009
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	23

Signatures		23

Exhibit Index		24

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$76,202	$90,074
Short-term investments	195	159
Accounts receivable	8,434	15,786
Unbilled costs and accrued profits on contracts in progress	3,395	2,469
Other current assets	3,887	4,511
Total current assets	92,113	112,999
Property and equipment, net	3,814	5,423
Goodwill	13,612	13,612
Other intangible assets, net	12,747	13,388
Other long-term assets	3,406	3,614
Total assets	$125,692	$149,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,588	$2,298
Unearned contract revenue	1,432	3,678
Accrued salary and bonus	4,143	5,640
Accrued contract loss	3,233	10,021
Other accrued expenses	6,471	9,723
Total current liabilities	16,867	31,360
Long-term liabilities	11,390	10,569
Total liabilities	28,257	41,929

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,280,204 and 15,272,704 shares issued, respectively;
14,217,313 and 14,223,669 shares outstanding, respectively	153	153
Additional paid-in capital	122,833	121,908
Accumulated deficit	(11,993)	(1,443)
Accumulated other comprehensive loss	(12)	(16)
Treasury stock, at cost (1,062,891 and 1,049,035 shares, respectively)	(13,546)	(13,495)
Total stockholders' equity	97,435	107,107
Total liabilities and stockholders' equity	$125,692	$149,036

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue, net	$16,291	$30,399	$39,822	$62,628
Cost of services	9,409	26,809	27,969	50,339
Gross profit	6,882	3,590	11,853	12,289

Compensation expense	5,754	7,177	12,047	13,310
Other selling, general and administrative expenses	4,000	4,313	8,258	8,587
Facilities realignment	1,810	-	1,810	-
Total operating expenses	11,564	11,490	22,115	21,897
Operating loss	(4,682)	(7,900)	(10,262)	(9,608)

Other income, net	60	800	163	1,950
Loss before income tax	(4,622)	(7,100)	(10,099)	(7,658)
Provision for income tax	213	377	451	879

Net loss	$(4,835)	$(7,477)	$(10,550)	$(8,537)

Loss per share of common stock:
Basic	$(0.34)	$(0.52)	$(0.74)	$(0.60)
Diluted	(0.34)	(0.52)	(0.74)	(0.60)

Weighted average number of common shares and
common share equivalents outstanding:
Basic	14,210	14,292	14,216	14,257
Diluted	14,210	14,292	14,216	14,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash Flows From Operating Activities
Net loss from operations	$(10,550)	$(8,537)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,559	2,684
Deferred income taxes, net	165	82
Provision for bad debt	15	15
Non-cash facilities realignment	520	-
Stock-based compensation	925	822
Other (gains), losses and expenses, net	-	(7)
Other changes in assets and liabilities:
Decrease in accounts receivable	7,352	4,890
(Increase) decrease in unbilled costs	(926)	243
(Increase) decrease in other current assets	(997)	1,251
Decrease in other long-term assets	1,814	175
Decrease in accounts payable	(710)	(589)
Decrease in unearned contract revenue	(2,246)	(4,220)
Decrease in accrued contract loss	(6,788)	-
Decrease in accrued salaries and bonus	(1,497)	(782)
(Decrease) increase in accrued liabilities	(2,911)	409
Increase (decrease) in long-term liabilities	656	(146)
Net cash used in operating activities	(13,619)	(3,710)

Cash Flows From Investing Activities
Purchase of held-to-maturity investments	(34)	(9,312)
Proceeds from maturities of held-to-maturity investments	-	10,156
Purchase of property and equipment	(168)	(355)
Net cash (used in) provided by investing activities	(202)	489

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(51)	-
Net cash used in financing activities	(51)	-

Net decrease in cash and cash equivalents	(13,872)	(3,221)
Cash and cash equivalents – beginning	90,074	99,185
Cash and cash equivalents – ending	$76,202	$95,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

These unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (SEC).  The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has evaluated subsequent events through August 6, 2009, the filing date of this Form 10-Q with the SEC, and determined that there were no subsequent events to recognize or disclose in these unaudited interim condensed financial statements.

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic weighted average number of
of common shares	14,210	14,292	14,216	14,257
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number
of common shares	14,210	14,292	14,216	14,257

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

	June 30,
	2009	2008
Options	280	334
Stock-settled stock appreciation rights (SARs)	300	362
Restricted stock units	316	46
Performance contingent SARs	305	-
	1,201	742

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts)

3.	NEW ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Standards

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (FAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of FAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Company’s financial condition or results of operations.  The provisions of FAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of FAS 157.

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations,” (FAS 141(R)) which replaced SFAS No. 141, “Business Combinations,” (FAS 141) but retains the fundamental requirements in FAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. FAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, FAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)).  This FSP amends the guidance in FAS 141(R) and is effective for the first annual reporting period beginning on or after December 15, 2008.  Any impact resulting from the adoption of SFAS No. 141R and FSP 141(R) will be applied prospectively to business combinations closing on or after January 1, 2009.

On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The provisions of FSP EITF 03-6-1 did not have a material impact on the Company’s earnings per share calculation.

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FAS 157.  FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may adopt the FSPs earlier for the interim and annual periods ending after March 15, 2009.  The adoption of these FSPs had no impact on the Company’s condensed consolidated financial statements and resulted only in additional financial reporting disclosures.

Recently Issued Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (FAS 168).  FAS 168 stipulates the FASB Accounting Standards Codification is the single source of authoritative GAAP for all non-governmental entities, with the exception of the SEC and its staff.  FAS 168 changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing GAAP, the Codification is not expected to have any impact on the Company’s financial condition or results of operations.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts)

4.	FINANCIAL INSTRUMENTS:

Fair Value Measures

The Company’s financial assets are valued using market prices in active markets (level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of June 30, 2009, the Company did not have any assets in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3). The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2009:

	As of June 30, 2009		Fair Value Measurements
	Carrying	Fair	as of June 30, 2009
	Amount	Value	Level 1	Level 2	Level 3
Money market funds *	$74,795	$74,795	$74,795	$-	$-
Marketable securities:
Money market funds	95	95	95	-	-
Mutual funds	68	68	68	-	-
U.S. Treasury securities	3,034	3,034	3,034	-	-
Government agency securities	2,349	2,349	2,349	-	-
	5,546	5,546	5,546	-	-
Total financial assets at fair value	$80,341	$80,341	$80,341	$-	$-

* Included in cash and cash equivalents

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

Investments in Marketable Securities

Available-for-sale securities are carried at fair value with the unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on available-for-sale securities are computed based upon specific identification and included in other income (expense), net in the consolidated statement of operations.  Declines in value judged to be other-than-temporary on available-for-sale securities are recorded as realized in other income (expense), net in the consolidated statement of operations and the cost basis of the security is reduced. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost which approximates fair value.  Interest income is accrued as earned.  Realized gains and losses on held-to-maturity investments are computed based upon specific identification and included in interest income, net in the consolidated statement of operations.  The Company does not have any investments classified as trading.

Available-for-sale securities consist of assets in a rabbi trust associated with its deferred compensation plan at June 30, 2009 and December 31, 2008.  At June 30, 2009 and December 31, 2008, the carrying value of available-for-sale securities was approximately $158,000 and $159,000, respectively, which are included in short-term investments.  The available-for-sale securities at June 30, 2009 and December 31, 2008 consisted of approximately $90,000 and $103,000, respectively, in money market accounts, and approximately $68,000 and $56,000, respectively, in mutual funds.  At June 30, 2009 and December 31, 2008, accumulated other comprehensive income included no gross unrealized holding gains and approximately $19,000 and $27,000, respectively, of gross holding unrealized losses.  During the six months ended June 30, 2009, other income, net included no gross realized gains and losses.  During the six months ended June 30, 2008, other income, net included gross realized gains of approximately $29,000 and no gross realized losses.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and are maintained in separate accounts to support the Company’s letters-of-credit.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  The Company had standby letters-of-credit of approximately $5.4 million and $5.9 million at June 30, 2009 and December 31, 2008, respectively, as collateral for its existing insurance policies and its facility leases.  At June 30, 2009, approximately $2.0 million and $3.4 million of held-to-maturity investments were included in other current assets and other long-term assets, respectively.  At December 31, 2008, approximately $2.2 million and $3.6 million of held-to-maturity investments were included in other current assets and other long-term assets, respectively.  At June 30, 2009 and December 31, 2008, held-to-maturity investments included:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts)

		Maturing			Maturing
			after 1 year			after 1 year
	June 30,	within	through	December 31,	within	through
	2009	1 year	3 years	2008	1 year	3 years
Cash/money market funds	$5	$5	$-	$733	$733	$-
US Treasury securities	3,034	1,477	1,557	2,043	1,000	1,043
Government agency securities	2,349	500	1,849	3,071	500	2,571
Total	$5,388	$1,982	$3,406	$5,847	$2,233	$3,614

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

There have been no changes in the carrying amount of goodwill of $13.6 million for the periods ended June 30, 2009 and December 31, 2008.

All intangible assets recorded as of June 30, 2009 are attributable to the acquisition of Pharmakon and are being amortized on a straight-line basis over the lives of the intangibles, which range from 5 to 15 years.  The net carrying value of the identifiable intangible assets for the periods ended June 30, 2009 and December 31, 2008 is as follows:

	As of June 30, 2009			As of December 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$140	$135	$5	$140	$121	$19
Customer relationships	16,300	5,252	11,048	16,300	4,709	11,591
Corporate tradename	2,500	806	1,694	2,500	722	1,778
Total	$18,940	$6,193	$12,747	$18,940	$5,552	$13,388

Amortization expense for the three months ended June 30, 2009 and 2008 was $320,000. Amortization expense for the six months ended June 30, 2009 and 2008 was $641,000.  Estimated amortization expense for the current year and the next four years is as follows:

2009	2010	2011	2012	2013
$1,272	$1,253	$1,253	$1,253	$1,253

6.	FACILITIES REALIGNMENT:

The Company recorded facility realignment charges totaling approximately $1.3 million in the second quarter of 2009 related to unused leased office space at its Dresher, Pennsylvania location. The Company also recorded a noncash impairment charge of approximately $0.5 million related to furniture and leasehold improvements in the unused office space as the Company determined it was unlikely that it will be able to recover the carrying value of these long-lived assets.  The asset impairment resulted in charges against the accumulated depreciation balance of the respective assets.  The Company recorded facility realignment charges totaling approximately $0.1 million during the year ended December 31, 2008.  These charges were for costs related to unused leased office space the Company has at its Saddle River, New Jersey and Dresher facilities.  In 2007, the Company sub-leased the unused office space at its Saddle River, New Jersey location and also secured sub-leases for two of the vacant spaces at its Dresher location.  The Company is currently seeking to sublease the approximate 18,500 square feet of unused space at its Dresher location.  A reconciliation of the liability associated with this facility realignment initiative is as follows:

	Sales	Marketing
	Services	Services	Total
Balance as of December 31, 2008	$192	$367	$559
Accretion	3	4	7
Additions	-	1,291	1,291
Payments	(29)	(57)	(86)
Balance as of June 30, 2009	$166	$1,605	$1,771

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts)

7.	COMMITMENTS AND CONTINGENCIES:

Letters–of-Credit

As of June 30, 2009, the Company had $5.4 million of outstanding letters-of-credit as required by its existing insurance policies and facility leases.  These letters-of-credit are supported by investments in held-to-maturity securities.  See Note 4 for more details.

Litigation

Due to the nature of the businesses in which the Company is engaged, such as product detailing and in the past, the distribution of products, it could be exposed to certain risks. Such risks include, among others, the risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer AG (Bayer) in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements.  The Company may be named in additional similar lawsuits.  To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings.  In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of June 30, 2009, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within other selling, general and administrative expense.  The Company did not incur any costs or expenses relating to these matters during 2008 or the first six months of 2009.

8.	COMPREHENSIVE LOSS:

A reconciliation of net loss as reported in the condensed consolidated statements of operations to other comprehensive loss, net of taxes is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(4,835)	$(7,477)	$(10,550)	$(8,537)
Other comprehensive loss
Reclassification adjustment for	-	-	-	(18)
realized gains included in net loss
Unrealized holding gain/(loss) on
available-for-sale securities	6	-	4	(14)
Comprehensive loss	$(4,829)	$(7,477)	$(10,546)	$(8,569)

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts)

9.	PRODUCT COMMERCIALIZATION CONTRACT:

On April 11, 2008, the Company announced the signing of a promotion agreement with Novartis Pharmaceuticals Corporation (Novartis).  Pursuant to the agreement, the Company had the co-exclusive right to promote on behalf of Novartis the pharmaceutical product Elidel® (pimecrolimus) Cream 1% (Product) to physicians in the United States.

At December 31, 2008, the Company accrued a contract loss of approximately $10.3 million, representing the anticipated future loss that the Company expected to incur to fulfill its contractual obligations under this product commercialization agreement through February 2010, the earliest termination date for this contract.

On April 22, 2009, the Company and Novartis mutually agreed to terminate this promotion agreement.  In connection with the termination, the Company entered into an amendment to a currently existing fee for service sales force agreement (the Sales Force Agreement) with Novartis relating to another Novartis branded product, whereby the Company agreed to provide Novartis a credit of approximately $5 million to be applied to the services provided by the Company under the Sales Force Agreement through the scheduled December 31, 2009 agreement expiration date (or earlier termination thereof).  Under the original terms of the Sales Force Agreement, Novartis is able to terminate the Sales Force Agreement for any reason upon 45 days’ prior written notice to the Company.  Upon the expiration or earlier termination of the Sales Force Agreement, if there is a shortfall between the value of the services actually provided to Novartis by the Company and the $5 million credit from April 1, 2009 through the effective date of termination or expiration, the Company will pay Novartis an amount equal to this shortfall.  Under the amendment to the Sales Force Agreement, the Company also agreed to provide Novartis with an additional credit of approximately $250,000 to be applied against any services that the Company may perform for Novartis during 2010.  During the second quarter of 2009, the Company reduced its contract loss accrual by approximately $2.8 million through cost of services in the Product Commercialization Services (PC Services) segment.

At June 30, 2009, the Company’s accrual for contract losses of approximately $3.2 million represents the anticipated future loss expected to be incurred by the Company to fulfill its contractual obligations under the amended Sales Force Agreement through December 31, 2009.  The loss contract provision for this agreement includes the cost of the sales force needed to deliver the contracted number of sales calls.  In determining the amount of the loss contract provision, projections regarding estimated future cash flows are made to estimate the expected loss.  The use of alternative estimates and assumptions could increase or decrease the estimated loss and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments.  Actual results could materially differ from this estimate.

10.	STOCK-BASED COMPENSATION:

On February 19, 2009, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (Compensation Committee) of the Board of Directors of the Company approved grants of SARs and restricted stock units (RSUs) to certain executive officers and members of senior management of the Company.  In approving grants under this plan, the Compensation Committee considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel.  In February, there were 58,574 RSUs issued with a grant date fair value of $5.89 and 136,445 SARs issued with a grant price of $5.89 as part of the Company’s 2009 long-term incentive plan.  In May 2009, the Company also granted 80,900 RSUs with a grant date fair value of $3.41 per unit to all employees excluding the Company’s senior management.  Additionally, in June 2009, the Company issued 110,385 RSUs with a grant date fair value of $3.67 per unit to the non-employee independent members of the Company’s Board of Directors on the date of its Annual Meeting of Stockholders.

The Company recognized $0.4 million and $0.5 million of stock-based compensation expense for the quarters ended June 30, 2009 and 2008, respectively and $0.9 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively. The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

11.	INCOME TAXES:

On a quarterly basis, the Company estimates its effective tax rate for the full year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from operations and the effective tax rate for the three- and six-month periods ended June 30, 2009 and 2008:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income tax expense	$213	$377	$451	$879
Effective income tax rate	4.6%	5.3%	4.5%	11.5%

Corporate income tax expense for the six months ended June 30, 2009 was primarily due to the change in unrecognized tax benefits and deferred valuation allowances.  Corporate income tax expense for the six months ended June 30, 2008 was primarily attributable to state and local taxes.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2008. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

12.	SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008.  During the quarter ended June 30, 2009, there was approximately $1.6 million of intersegment revenue and $1.8 million of intersegment expense related to the work the Company’s Sales Services segment provided on behalf of the PC Services segment to satisfy the settlement of its Product promotion agreement obligations (see Note 9).  Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the Sales Services segment to the other reporting segments since it is impracticable to do so.

	Sales	Marketing	PC
	Services	Services	Services	Eliminations	Consolidated
Three months ended June 30, 2009:
Revenue	$13,936	$3,918	$-	$(1,563)	$16,291
Operating (loss) income	$(4,163)	$(3,241)	$2,486	$236	$(4,682)
Capital expenditures	$-	$164	$-	$-	$164
Depreciation expense	$308	$134	$-	$-	$442

Three months ended June 30, 2008:
Revenue	$23,401	$7,998	$(1,000)	$-	$30,399
Operating (loss) income	$(2,284)	$119	$(5,735)	$-	$(7,900)
Capital expenditures	$107	$27	$-	$-	$134
Depreciation expense	$778	$182	$42	$-	$1,002

Six months ended June 30, 2009:
Revenue	$34,430	$6,955	$-	$(1,563)	$39,822
Operating (loss) income	$(6,982)	$(5,352)	$1,836	$236	$(10,262)
Capital expenditures	$-	$168	$-	$-	$168
Depreciation expense	$638	$259	$23	$-	$920

Six months ended June 30, 2008:
Revenue	$48,657	$14,971	$(1,000)	$-	$62,628
Operating (loss) income	$(3,254)	$187	$(6,541)	$-	$(9,608)
Capital expenditures	$305	$50	$-	$-	$355
Depreciation expense	$1,622	$372	$42	$-	$2,036

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

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These statements also involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	The effects of the current worldwide economic and financial crisis;
•	Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and life sciences industries;
•	Early termination of a significant services contract or the loss of one or more of our significant customers or a material reduction in service revenues from such customers;
•	Our ability to obtain additional funds in order to implement our business model;
•	Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;
•	Our ability to meet performance goals in incentive-based arrangements with customers;
•	Competition in our industry;
•	Continued consolidation within the life sciences industry;
•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•	Product liability claims against us;
•	Changes in laws and healthcare regulations applicable to our industry or our, or our customers’, failure to comply with such laws and regulations;
•	The sufficiency of our insurance and self-insurance reserves to cover future liabilities;
•	Our ability to successfully develop and generate sufficient revenue from product commercialization opportunities;
•	Our ability to increase our revenues and successfully manage the size of our operations;
•	Volatility of our stock price and fluctuations in our quarterly revenues and earnings;
•	Failure of third-party service providers to perform their obligations to us;
•	Failure of, or significant interruption to, the operation of our information technology and communication systems; and
•	The results of any future impairment testing for goodwill and other intangible assets.

Please see Part II – Item 1A – “Risk Factors” of this Form 10-Q and Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We are a leading provider of contract sales teams in the United States to pharmaceutical companies.  Additionally, we provide marketing research and physician interaction programs.  Our services offer customers a range of promotional options for the commercialization of their products throughout their lifecycles, from development through maturity.

Our business depends in large part on demand from the life sciences industry for outsourced sales and marketing services.  In recent years, this demand has been adversely impacted by certain industry-wide factors affecting pharmaceutical companies, including, among other things, pressures on pricing and access, a decline in the number of Americans with private insurance, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment and decreased pipeline productivity.  Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue.  Additionally, a number of pharmaceutical companies have recently made changes to their commercial models by reducing the number of sales representatives employed internally and through outside organizations like PDI.  A very significant source of our revenue is derived from our sales force arrangements with large pharmaceutical

PDI, Inc.

companies, and we have therefore been significantly impacted by cost control measures implemented by these companies, including a substantial reduction in the number of sales representatives deployed.  This has culminated in the expiration or termination of a number of our significant sales force contracts during 2006 and 2007, including our sales force engagements with AstraZeneca, GlaxoSmithKline, sanofi-aventis and another large pharmaceutical company customer.  These four customers accounted for approximately $150.9 million in revenue during 2006 and $15.9 million in revenue during 2007.  In addition, a significant sales force program for one of our clients was terminated, effective September 30, 2008, due to generic product competition.  This program accounted for approximately $10.7 million in revenue in 2008.  This reduction in demand for outsourced pharmaceutical sales and marketing services could be further exacerbated by the current economic and financial crisis occurring in the United States and worldwide.  For example, certain customers within our marketing services business segment have recently delayed the implementation or reduced the scope of a number of marketing initiatives.  If companies in the pharmaceutical and life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth of our sales and marketing services businesses, which provide our pharmaceutical company clients with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through outsourcing.  In order to position us to thrive in this challenging environment as a best in class organization, we are concentrating on our core business, which is high-impact field promotional support.  This focus revolves around taking advantage of strategic commercial opportunities, continuously increasing the impact we have on our customers’ products and portfolios, maintaining excellence in customer-focused capabilities that support our field force business, building unity and establishing a strong performance-based culture and reducing costs and improving asset utilization.  In addition, we also continue to focus on enhancing our commercialization capabilities by aggressively promoting and broadening the depth of the value-added service offerings of our existing Marketing Services businesses.

DESCRIPTION OF REPORTING SEGMENTS

For the three months ended June 30, 2009, our three reporting segments were as follows:

•	Sales Services, which is comprised of the following business units:

o	Performance Sales Teams; and
o	Select Access.

•	Marketing Services, which is comprised of the following business units:

o	Pharmakon;
o	TVG Marketing Research and Consulting (TVG); and
o	Vital Issues in Medicine (VIM)®.

•	Product Commercialization Services (PC Services).

Selected financial information for each of these segments is contained in Note 12 to the condensed consolidated financial statements and in the discussion under “Consolidated Results of Operations.”

Nature of Contracts by Segment

Sales Services

Contracts within our Sales Services segment consist primarily of detailing agreements and are nearly all fee-for-service arrangements.  The term of these contracts is typically between one and two years which may be renewed or extended upon mutual agreement of the parties.  The majority of these contracts, however, are terminable by the client for any reason upon 30 to 90 days’ notice.  Certain contracts provide for termination payments if the client terminates the contract without cause.  Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination.  The loss or termination of a large contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition, results of operations or cash flow.  Our Sales Services contracts include standard mutual representations and warranties as well as mutual confidentiality and indemnification provisions, including product liability indemnification from our clients to us.  These contracts, which include the Sales Services contracts with our significant customers, may also contain performance benchmarks, such as a minimum amount of detailing activity to a certain physician targets within a specified amount of time, and our failure to meet these stated benchmarks may result in significant financial penalties for us.  Certain contracts may also include incentive payments that can be earned if our activities generate results that meet or exceed agreed-upon performance targets.

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

PC Services

In April 2008, we entered into a contract under our product commercialization initiative with Novartis.  On April 22, 2009, we announced the termination of this agreement with Novartis.  See Note 9 to the condensed consolidated financial statements for additional information relating to the agreement.  We are not actively engaged in any additional product commercialization opportunities at this time although we continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis and may pursue additional opportunities in the future to the extent we are able to mitigate certain risks relating to the investment of our resources.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating data	2009	2008	2009	2008
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	57.8%	88.2%	70.2%	80.4%
Gross profit	42.2%	11.8%	29.8%	19.6%
Compensation expense	35.3%	23.6%	30.3%	21.3%
Other selling, general and administrative expenses	24.6%	14.2%	20.7%	13.7%
Facilities realignment	11.1%	0.0%	4.5%	0.0%
Total operating expenses	71.0%	37.8%	55.5%	35.0%
Operating loss	(28.7%)	(26.0%)	(25.8%)	(15.3%)
Other income, net	0.4%	2.6%	0.4%	3.1%

Loss before income tax	(28.4%)	(23.4%)	(25.4%)	(12.2%)
Provision for income tax	1.3%	1.2%	1.1%	1.4%

Net loss	(29.7%)	(24.6%)	(26.5%)	(13.6%)

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Sales	Marketing	PC
(in thousands)	Services	Services	Services	Eliminations	Consolidated
Three months ended June 30, 2009:
Revenue	$13,936	$3,918	$-	$(1,563)	$16,291
Cost of Services	$11,613	$2,081	$(2,486)	$(1,799)	$9,409
Gross Profit	$2,323	$1,837	$2,486	$236	$6,882
Gross Profit %	16.7%	46.9%	-	15.1%	42.2%

Three months ended June 30, 2008:
Revenue	$23,401	$7,998	$(1,000)	$-	$30,399
Cost of Services	$18,235	$4,618	$3,956	$-	$26,809
Gross Profit	$5,166	$3,380	$(4,956)	$-	$3,590
Gross Profit %	22.1%	42.3%	-	-	11.8%

PDI, Inc.

Revenue

Sales Services’ revenue for the quarter ended June 30, 2009 decreased by approximately $9.5 million compared to the quarter ended June 30, 2008 primarily due to a reduction in sales force engagements.  Sales Services revenue from new contracts and expansions of existing contracts was more than offset by lost revenue from the internalization of our contract sales force by one of our long-term clients and the expiration or termination of sales force arrangements in effect during 2008.  Marketing Services’ revenue for the quarter ended June 30, 2009 decreased by approximately $4.1 million, or 51.0%, as compared to the quarter ended June 30, 2008.  This was partially attributable to a decrease in revenue within our Pharmakon business unit of $1.8 million as a result of a reduction in the number of projects performed for its two largest clients due to delays in the implementation or reduced scope of a number of marketing initiatives.  The segment also had decreases at VIM of approximately $1.2 million as this business unit is winding down in 2009 and TVG of $1.1 million due to fewer projects in 2009.  PC Services recorded negative revenue of $1.0 million for the quarter ended June 30, 2008 due to a non-refundable upfront payment made to Novartis as per the terms of our promotion agreement that was terminated in April 2009.

Cost of services

Cost of services for the quarter ended June 30, 2009 was $9.4 million, 64.9% less than cost of services of $26.8 million for the quarter ended June 30, 2008.  Sales Services’ cost of services declined for the quarter ended June 30, 2009 versus the comparable prior year quarter primarily due to a reduction in headcount and related costs correlating to the overall reduction in the number and size of our sales force engagements.  Marketing Services’ cost of services declined for the quarter ended June 30, 2009 versus the comparable prior year quarter due to the decline in revenue attributable to the overall continued softness in the market for these types of services.  PC Services’ cost of services for the quarter ended June 30, 2009 included a credit of $2.5 million due to the reversal of our 2008 excess contract loss accrual.  PC Services had cost of services of $4.0 million for the quarter ended June 30, 2008.  See Note 9 to the condensed consolidated financial statements for more details.

Gross profit

The gross profit percentage increased for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 primarily due to the impact of our promotional agreement within the PC Services in each respective quarter.  The quarter ended June 30, 2009 benefited from positive gross profit of approximately $2.8 million due to the reversal of excess contract loss accrual associated with the termination of this promotion agreement.  See Note 9 to the condensed consolidated financial statements for more details.  The quarter ended June 30, 2008 had negative gross profit of approximately $5.0 million associated with the execution of our promotional agreement within the PC Services.

Sales Services’ gross profit decreased by $2.8 million, or 55.0%, on lower revenue for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.  The gross profit percentage decreased from 22.1% for the quarter ended June 30, 2008 to 16.7% for the quarter ended June 30, 2009.  The percentage decrease was primarily due to fixed costs on a lower revenue base within our Select Access business unit in the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.

Marketing Services’ gross profit decreased by $1.5 million, or 45.7%, on lower revenue for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.  The gross profit percentage increased from 42.3% for the quarter ended June 30, 2008 to 46.9% for the quarter ended June 30, 2009.  This increase was primarily attributable to a larger percentage of 2009 revenue being generated from our higher margin Pharmakon business unit.

Compensation expense (in thousands)

Quarter Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	sales	Services	sales	Services	sales	Total	sales
2009	$3,540	25.7%	$2,214	56.5%	$-	-	$5,754	35.7%
2008	4,392	18.8%	2,284	28.6%	501	-	7,177	23.6%
Change	$(852)		$(70)		$(501)		$(1,423)

Compensation expense for the quarters ended June 30, 2009 and 2008 was approximately $5.8 million and $7.2 million, respectively.  The quarter ended June 30, 2008 included approximately $0.7 million of costs associated with the retirement of our former chief executive office on June 20, 2008. The quarter ended June 30, 2009 included decreases in overall corporate employee costs versus the comparable prior year period due to a reduction in Corporate headcount.  As a percentage of total net revenue, compensation expense increased to 35.3% for the quarter ended June 30, 2009 as compared to 23.6% for the quarter ended June 30, 2008 due to the lower revenue base.

Sales Services’ compensation expense for the quarter ended June 30, 2009 declined by approximately $0.9 million, as compared to the quarter ended June 30, 2008. This decrease is primarily due to a decrease in allocated corporate costs as discussed above.  Marketing Services’ compensation expense for the quarter ended June 30, 2009 decreased by approximately

PDI, Inc.

$0.1 million when compared to the quarter ended June 30, 2008.  PC Services’ compensation expense for the quarter ended June 30, 2008 was approximately $0.5 million of allocated corporate costs.

Other selling, general and administrative expenses (in thousands)

Quarter Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	sales	Services	sales	Services	sales	Total	sales
2009	$2,947	21.4%	$1,053	26.9%	$-	-	$4,000	24.8%
2008	3,058	13.1%	977	12.2%	278	-	4,313	14.2%
Change	$(111)		$76		$(278)		$(313)

Total other selling, general and administrative expenses were approximately $4.0 million and $4.3 million for the quarters ended June 30, 2009 and 2008, respectively.  The decrease was primarily attributable to lower depreciation expense of approximately $0.3 million primarily due to the conversion to a new financial reporting system in the third quarter of 2008.

Sales Services’ other selling, general and administrative expenses for the quarter ended June 30, 2009 decreased by approximately $0.1 million when compared to the quarter ended June 30, 2008.  Marketing Services’ other selling, general and administrative expenses for the quarter ended June 30, 2009 increased by approximately $0.1 million when compared to the quarter ended June 30, 2008.  PC Services’ other selling, general and administrative expenses for the quarter ended June 30, 2008 was approximately $0.3 million of allocated corporate costs.

Facilities realignment costs

In the second quarter of 2009, the Marketing Services segment incurred charges of approximately $1.3 million related to unused office space capacity at our Dresher facility and approximately $0.5 million related to the impairment of fixed assets associated with the unused office space.  There is approximately 18,500 square feet of unused office space at our Dresher that we are seeking to sub-lease.

Operating loss

There were operating losses of approximately $4.7 million and $7.9 million for the quarters ended June 30, 2009 and 2008, respectively.  This decreased operating loss was primarily due to the settlement of our product commercialization contract in April 2009 and the reversal of $2.8 million of accrued loss associated with that contract.  See Note 9 the condensed consolidated financial statements.

Other income, net

Other income, net, for the quarters ended June 30, 2009 and 2008 was approximately $0.1 million and $0.8 million, respectively, and consisted primarily of interest income.  The decrease in interest income is primarily due to lower interest rates and lower average cash balances for the quarter ended June 30, 2009.

Income tax expense

Corporate income tax expense was approximately $0.2 million and $0.4 million for the quarters ended June 30, 2009 and 2008, respectively. The effective tax rate for the quarter ended June 30, 2009 was 4.6%, compared to an effective tax rate of 5.3% for the quarter ended June 30, 2008.  Income tax expense for the quarter ended June 30, 2009 was primarily due to the change in unrecognized tax benefits and deferred valuation allowances.  Corporate income tax expense for the quarter ended June 30, 2008 was primarily attributable to state and local taxes.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Sales	Marketing	PC
(in thousands)	Services	Services	Services	Eliminations	Consolidated
Six months ended June 30, 2009:
Revenue	$34,430	$6,955	$-	$(1,563)	$39,822
Cost of Services	$28,468	$3,786	$(2,486)	$(1,799)	$27,969
Gross Profit	$5,962	$3,169	$2,486	$236	$11,853
Gross Profit %	17.3%	45.6%	-		29.8%

Six months ended June 30, 2008:
Revenue	$48,657	$14,971	$(1,000)	$-	$62,628
Cost of Services	$37,612	$8,240	$4,487	$-	$50,339
Gross Profit	$11,045	$6,731	$(5,487)	$-	$12,289
Gross Profit %	22.7%	45.0%	-	-	19.6%

PDI, Inc.

Revenue

Sales Services’ revenue for the six months ended June 30, 2009 decreased by approximately $14.2 million as compared to the six months ended June 30, 2008 primarily due to a reduction in sales force engagements.  Sales Services’ revenue from new contracts and expansions of existing contracts was more than offset by lost revenue from the internalization of our contract sales force by one of our long-term clients and the expiration or termination of sales force arrangements in effect during 2008.  Marketing Services’ revenue decreased by approximately $8.0 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. This was primarily attributable to a decrease in revenue within our Pharmakon business unit of $5.4 million due to a reduction in the number of projects performed for its two largest clients due to delays in the implementation or reduced scope of a number of marketing initiatives.  The segment also had decreases at VIM of approximately $1.3 million as this business unit is winding down in 2009 and TVG of $1.3 million due to fewer projects in 2009.  PC Services had no revenue for the six months ended June 30, 2009.  PC Services had negative revenue of $1.0 million for the six months ended June 30, 2008 due to a non-refundable upfront payment made to Novartis as per the terms of our promotion agreement.

Cost of services

Cost of services for the six months ended June 30, 2009 was $28.0 million, or 44.4%, less than cost of services of $50.3 million for the six months ended June 30, 2008.  Sales Services’ cost of services decreased for the six months ended June 30, 2009 versus the comparable prior year period primarily due to a reduction in headcount and related costs correlating to an overall reduction in the number and size of our sales force engagements.  Marketing Services’ cost of services declined for the six months ended June 30, 2009 versus the comparable prior year period due to the decline in revenue attributable to the overall continued softness in the market for these types of services.  PC Services’ cost of services was a credit of $2.5 million for the six months ended June 30, 2009 due to the reversal of our 2008 excess contract loss accrual.  PC Services had cost of services of $4.5 million for the six months ended June 30, 2008.  See Note 9 to the condensed consolidated financial statements for more details.

Gross Profit

The overall increase in gross profit percentage from 19.6% for the six months ended June 30, 2008 to 29.8% for the six months ended June 30, 2009 was primarily the result of the impact of our product commercialization contract.  The six months ended June 30, 2009 benefited from the reversal of the excess contract loss accrual of approximately $2.8 million associated with the settlement of our promotional agreement within the PC Services.  The six months ended June 30, 2008 had negative gross profit of approximately $5.5 million associated with the execution of this promotion agreement.  Sales Services’ gross profit percentage decreased from 22.7% for the six months ended June 30, 2008 to 17.3% for the six months ended June 30, 2009.  The percentage decrease was primarily the result of negative gross profit recognized on one contract which terminated in the first quarter of 2009.  The revenue associated with this contract in the first quarter of 2009 was approximately $1.7 million.  Gross profit percentage for the Marketing Services was comparable in both periods.

Compensation expense (in thousands)

Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	sales	Services	sales	Services	sales	Total	sales
2009	$7,078	20.7%	$4,595	66.1%	$374	-	$12,047	30.4%
2008	8,052	16.5%	4,608	30.8%	650	-	13,310	21.3%
Change	$(974)		$(13)		$(276)		$(1,263)

The decrease in compensation expense of approximately $1.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was partially due to the retirement of our former chief executive officer on June 20, 2008.  Overall corporate employee costs (i.e. salary and bonus expense) decreased during the six months ended June 30, 2009 versus the comparable prior year period due to corporate headcount reductions and lower incentive compensation.

Sales Services’ compensation expense for the six months ended June 30, 2009 decreased by approximately $1.0 million as compared to the six months ended June 30, 2008 primarily due to a decrease in allocated corporate costs as discussed above.  Marketing Services’ compensation expense was approximately $4.6 million in both periods.  PC Services’ compensation expense decreased for the six month period ended June 30, 2009 as compared to the prior year period as a result of the termination of our promotion agreement within PC Services in April of 2009.

PDI, Inc.

Other selling, general and administrative expenses (in thousands)

Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	sales	Services	sales	Services	sales	Total	sales
2009	$5,865	17.1%	$2,117	30.4%	$276	-	$8,258	20.8%
2008	6,247	12.8%	1,936	12.9%	404	-	8,587	13.7%
Change	$(382)		$181		$(128)		$(329)

Total other selling, general and administrative expenses were comparable at $8.3 million and $8.6 million for the six months ended June 30, 2009 and June 30, 2008, respectively.  The decrease was primarily attributable to lower depreciation expense of approximately $0.6 million primarily due to the conversion to a new financial reporting system in the third quarter of 2008. As a percentage of revenue these expenses increased to 20.8% for the six months ended June 30, 2009 as compared to 13.7% in the six months ended June 30, 2008 primarily due to the decrease in 2009 revenue.

Facilities realignment costs

For the six months ended June 30, 2009, the Marketing Services segment incurred charges of approximately $1.3 million related to unused office space at our Dresher facility and approximately $0.5 million related to the impairment of fixed assets associated with the unused office space.  There is approximately 18,500 square feet of unused office space at our Dresher that we are seeking to sub-lease.

Operating loss

There were operating losses of approximately $10.3 million and $9.6 million for the six months ended June 30, 2009 and 2008, respectively.

Other income, net

Other income, net, for the six months ended June 30, 2009 and 2008 was approximately $0.2 million and $2.0 million, respectively, and consisted primarily of interest income.  The decrease in interest income is primarily due to lower interest rates and lower average cash balances for the six months ended June 30, 2009.

Income tax expense

Corporate income tax expense was approximately $0.5 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.  The effective tax rate for the six months ended June 30, 2009 and 2008 was 4.5% and 11.5%, respectively.  Corporate income tax expense for the six months ended June 30, 2009 was primarily due to the change in unrecognized tax benefits and deferred valuation allowances.  Corporate income tax expense for the six months ended June 30, 2008 was primarily attributable to state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had cash and cash equivalents of approximately $76.2 million and working capital of $75.2 million, compared to cash and cash equivalents of approximately $90.1 million and working capital of approximately $81.6 million at December 31, 2008.   As of June 30, 2009, the Company had no commercial debt.

For the six months ended June 30, 2009, net cash used in operating activities was $13.6 million, compared to $3.7 million net cash used in operating activities for the six months ended June 30, 2008.  The main components of cash used in operating activities during the six months ended June 30, 2009 was a net loss of $10.6 million and a decrease in current liabilities of $14.2 million.  This was partially offset by a reduction in accounts receivable of $7.4 million.

As of June 30, 2009, we had $3.4 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits on contracts in progress are earned and billed within 12 months of the period they are originally recognized.  As of June 30, 2009, we had approximately $1.4 million of unearned contract revenue.  Unearned contract revenue represents amounts billed to clients for services that have not been performed.  These amounts are recorded as revenue in the periods when earned.

For the six months ended June 30, 2009, net cash used in investing activities was approximately $0.2 million as compared to net cash provided by investing activities of approximately $0.5 million for the comparable prior year period primarily due to lower interest rates and lower average cash balances for the six months ended June 30, 2009.  During the six months ended June 30, 2009, we incurred approximately $0.2 million of capital expenditures primarily related to configuring the office space at our Dresher facility to allow for the unused space to be subletted.  We had approximately $0.4 million of capital expenditures primarily for computer and software purchases during the six months ended June 30, 2008.  For both periods, all capital expenditures were funded out of available cash.  For the six months ended June 30, 2009, net cash used in financing

PDI, Inc.

activities represented shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the six months ended June 30, 2009, we had two clients that accounted for approximately 41.5% and 18.2%, respectively, or a total of 59.7% of our service revenue.  We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or a significant reduction of business from any of our significant clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.  In addition, Select Access’ services to a significant customer are seasonal in nature, occurring primarily in the winter season.

In April 2008, we signed a promotion agreement with Novartis.  We announced the termination of this agreement on April 22, 2009.  See Note 9 to the condensed consolidated financial statements for additional information.  In connection with the termination of this agreement, we simultaneously entered into an amendment to a currently existing fee for service sales force agreement with Novartis relating to another Novartis branded product, whereby we agreed to provide Novartis with a credit of approximately $5 million to be applied to the services provided by us under the sales force agreement through the scheduled December 31, 2009 expiration of that agreement (or the earlier termination thereof by Novartis for any reason).  The balance of that credit was $3.2 million at June 30, 2009.  Upon the expiration or earlier termination of the sales force agreement, if there is a shortfall between the value of the services actually provided to Novartis by us and the credit, we will pay Novartis an amount equal to this shortfall.  In addition, we also agreed to provide Novartis with an additional credit of approximately $250,000 to be applied against any services that we may perform for Novartis during 2010.

 Going Forward

Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of $0.7 million in 2009.  We expect our working capital requirements to increase as a result of new customer contracts generally providing for longer than historical payment terms.

We continue to rightsize our facilities and corporate structure on a going forward basis.  We incurred approximately $1.8 million in facilities realignment charges in the second quarter related to unused office space at our Dresher facility.  There is approximately 18,500 square feet of unused office space at our Dresher facility that we are seeking to sublease.  We are currently considering relocating our corporate headquarters to a smaller, strategically located office space in central New Jersey.  Should we leave our Saddle River facility, we may incur significant additional facilities realignment charges in the second half of 2009.  In the event we leave our Saddle River facility, we would seek to sublease the approximately 47,000 square feet of vacated office space in that facility.  There can be no assurance, however, that we will be able to successfully sublet unused office space, on favorable terms or at all, particularly in light of the current economic and financial crisis.

Although we expect to incur a net loss for the year ending December 31, 2009 and our cash balances are expected to decline further through December 31, 2009, we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months. However, we may require alternative forms of financing to achieve our longer-term strategic plans.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer in the United States until early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements.  We may be named in additional similar lawsuits.  To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings.  In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of June 30, 2009, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within other selling, general and administrative expense.  We did not incur any costs or expenses relating to these matters during 2008 or the first six months of 2009.

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

While we are not actively engaged in any additional product commercialization opportunities at this time, we continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis.  To the extent we enter into any additional product commercialization arrangements in the future, these types of arrangements may require us to make a significant upfront investment of our resources and would therefore be likely to generate losses in the early stages as program ramp up occurs.  In addition, any compensation we will receive is expected to be dependent on sales of the product, and in certain arrangements, including our previous arrangement with Novartis, we would not receive any compensation unless product sales exceed certain thresholds.  There can be no assurance that our promotional activities will generate sufficient product sales for these types of arrangements to be profitable for us.  In addition, there are a number of factors that could negatively impact product sales during the term of a product commercialization contract, many of which are beyond our control, including the level of promotional response to the product,  withdrawal of the product from the market, the launch of a therapeutically equivalent generic version of the product, the introduction of a competing product, loss of managed care covered lives, a significant disruption in the manufacture or supply of the product as well as other significant events that could affect sales of the product or the prescription market for the product.  Therefore, the revenue we receive, if any, from product sales under these types of arrangements may not be sufficient to offset the costs incurred by us to implement and maintain these programs.  Our arrangement with Novartis required, and any future product commercialization arrangements we may enter into may also require, that we make a certain amount of expenditures in connection with our promotional activities for the product, regardless of whether sufficient product sales are achieved in order for us to generate revenue, and there may be limited opportunities for us to terminate this type of arrangement prior to its scheduled expiration.  In addition, if any contractual product commercialization arrangement we enter into were to be terminated by our customer prior to its scheduled expiration, our expected revenue and profitability could be materially and adversely affected due to our significant upfront investment of sales force and other promotional resources during the ramp up period for these types of programs.

Our business may suffer if we are unable to hire and retain key management personnel to fill critical vacancies.

The success of our business also depends on our ability to attract and retain qualified senior management who are in high demand and who often have competitive employment options. Our failure to attract and retain qualified individuals could have a material adverse effect on our business, financial condition and results of operations.

If we incur problems with any of our third party service providers, our business operations could be adversely affected.

We have historically relied on outside vendors for a variety of services and functions significant to our businesses.  In the event one or more of our vendors ceases operations, terminates its service contract or otherwise fails to perform its obligations to us in a timely and efficient manner, we may be unable to replace these vendors on a timely basis at comparable prices, which could adversely affect our ability to satisfy our contractual obligations to our customers or otherwise meet business objectives and could lead to increases in our cost structure.

We may experience impairment charges of our goodwill and other intangible assets.

Under Statement of Financial Accounting Standard No. 142, we are required to evaluate goodwill for impairment at least annually, and between annual tests if events or circumstances warrant such a test.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  We test goodwill for impairment at the reporting unit level, which is one level below its operating segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  We currently have six reporting units; however, only one reporting unit, Pharmakon, includes goodwill.  If we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If our projected long-term sales growth rate, profit margins or terminal rate are considerably lower and/or the assumed weighted average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a noncash goodwill impairment loss in our statement of operations.

PDI, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 4, 2009, we held our 2009 Annual Meeting of Stockholders.  At the meeting, the following nominees were re-elected as Class II Directors to serve on our Board of Directors:  Nancy Lurker (11,315,574 votes in favor and 2,210,446 votes withheld), John M. Pietruski (11,348,108 votes in favor and 2,177,912 votes withheld) and Frank Ryan (11,348,154 in favor and 2,177,866 withheld).  As a result, in addition to three Class II Directors that were re-elected at the meeting, our Board of Directors is currently comprised of John P. Dugan (Chairperson), Dr. Joseph T. Curti, Stephen Sullivan, and Gerald Belle (Class I Directors whose term expires in 2010) and John Federspiel, Jack E. Stover and Jan Martens Vecsi (Class III directors whose term expires in 2011).  In addition, the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2009 was ratified at the meeting with 13,450,264 votes in favor, 43,105 votes against and 32,651 abstentions.

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
Date: August 6, 2009	PDI, Inc.
(Registrant)

/s/ Nancy Lurker
Nancy Lurker
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer

PDI, Inc.
Exhibit Index

Exhibit No.	Description

10.1*	Employment Separation Agreement with Richard Micali, dated February 2, 2009 (1)
10.2*	Employment Separation Agreement with Howard Drazner, dated December 31, 2008 (1)
10.3*	Employment Separation Agreement with Peter Tilles, dated December 31, 2008 (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes compensatory plan, compensation arrangement or management contract.
(1)	Filed as an exhibit to our Current Report on Form 8-K filed on April 7, 2009, and incorporated herein by reference.