Form 10-Q
period 2009-09-30
PDI INC
filed 2009-11-05
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Class	Shares Outstanding October 30, 2009
Common stock, $0.01 par value	14,211,598

	PDI, Inc.
	Form 10-Q for Period Ended September 30, 2009
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	26

Signatures		27

Exhibit Index		28

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$70,551	$90,074
Short-term investments	196	159
Accounts receivable	12,197	15,786
Unbilled costs and accrued profits on contracts in progress	5,787	2,469
Other current assets	4,976	4,511
Total current assets	93,707	112,999
Property and equipment, net	3,355	5,423
Goodwill	13,612	13,612
Other intangible assets, net	12,429	13,388
Other long-term assets	1,822	3,614
Total assets	$124,925	$149,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,573	$2,298
Unearned contract revenue	4,564	3,678
Accrued salary and bonus	5,002	5,640
Accrued contract loss	1,326	10,021
Other accrued expenses	7,642	9,723
Total current liabilities	20,107	31,360
Long-term liabilities	11,674	10,569
Total liabilities	31,781	41,929

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,280,437 and 15,272,704 shares issued, respectively;
14,216,048 and 14,223,669 shares outstanding, respectively	153	153
Additional paid-in capital	123,098	121,908
Accumulated deficit	(16,555)	(1,443)
Accumulated other comprehensive income (loss)	2	(16)
Treasury stock, at cost (1,064,389 and 1,049,035 shares, respectively)	(13,554)	(13,495)
Total stockholders' equity	93,144	107,107
Total liabilities and stockholders' equity	$124,925	$149,036

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue, net	$21,041	$24,496	$60,863	$87,124
Cost of services	14,182	24,084	42,152	74,423
Gross profit	6,859	412	18,711	12,701

Compensation expense	5,774	5,696	17,820	19,006
Other selling, general and administrative expenses	4,431	4,305	12,690	12,892
Facilities realignment	1,220	-	3,030	-
Total operating expenses	11,425	10,001	33,540	31,898
Operating loss	(4,566)	(9,589)	(14,829)	(19,197)

Other income, net	30	629	194	2,579
Loss before income tax	(4,536)	(8,960)	(14,635)	(16,618)
Provision for income tax	26	44	477	923

Net loss	$(4,562)	$(9,004)	$(15,112)	$(17,541)

Loss per share of common stock:
Basic	$(0.32)	$(0.63)	$(1.06)	$(1.23)
Diluted	$(0.32)	$(0.63)	$(1.06)	$(1.23)

Weighted average number of common shares and
common share equivalents outstanding:
Basic	14,216	14,243	14,216	14,253
Diluted	14,216	14,243	14,216	14,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows From Operating Activities
Net loss from operations	$(15,112)	$(17,541)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	2,197	3,730
Deferred income taxes, net	247	254
Provision for bad debt	23	23
Non-cash facilities realignment	903	-
Stock-based compensation	1,190	1,004
Other (gains), losses and expenses, net	45	(19)
Other changes in assets and liabilities:
Decrease in accounts receivable	3,589	11,030
(Increase) decrease in unbilled costs	(3,318)	217
Decrease in other current assets	824	956
Decrease in other long-term assets	442	175
Decrease in accounts payable	(725)	(164)
Increase (decrease) in unearned contract revenue	886	(6,337)
Decrease in accrued contract loss	(8,695)	-
Decrease in accrued salaries and bonus	(638)	(793)
(Decrease) increase in accrued liabilities	(1,594)	1,002
Increase in long-term liabilities	858	143
Net cash used in operating activities	(18,878)	(6,320)

Cash Flows From Investing Activities
Purchase of held-to-maturity investments	-	(15,161)
Proceeds from maturities of held-to-maturity investments	-	17,050
Purchase of property and equipment	(586)	(398)
Net cash (used in) provided by investing activities	(586)	1,491

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(59)	(46)
Net cash used in financing activities	(59)	(46)

Net decrease in cash and cash equivalents	(19,523)	(4,875)
Cash and cash equivalents – beginning	90,074	99,185
Cash and cash equivalents – ending	$70,551	$94,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

These unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (SEC).  The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has evaluated subsequent events through November 5, 2009, the filing date of this Form 10-Q with the SEC. One subsequent event has been disclosed in Note 13 to these unaudited interim condensed financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include incentives earned or penalties incurred on contracts, loss contract provisions, valuation allowances related to deferred income taxes, self-insurance loss accruals, litigation accruals, allowances for doubtful accounts and notes, income tax accruals and facilities realignment accruals.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic weighted average number of
of common shares	14,216	14,243	14,216	14,253
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number
of common shares	14,216	14,243	14,216	14,253

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

	September 30,
	2009	2008
Options	244	334
Stock-settled stock appreciation rights (SARs)	269	256
Restricted stock units (RSUs)	315	73
Performance contingent SARs	305	-
	1,133	663

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts)

3.	NEW ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168).  SFAS No. 168 was codified as Accounting Standards Codification (ASC) Topic 105-10 and replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB ASC as the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative.  The Company began using the new guidelines and numbering system prescribed by the ASC when referring to GAAP in the third quarter of 2009. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairments of debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to and it will not be required to sell the impaired security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting standard updates did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that, as codified in ASC 820-10, delayed the effective date of fair value measurements accounting until the beginning of the first quarter of fiscal 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), including goodwill and other non-amortizable intangible assets. The provisions of ASC 820-10 will be applied at such time a fair value measurement of a non-financial asset or non-financial liability is required and may result in a fair value that is materially different. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update had no impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires that the purchase method be used for all business combinations and for an acquirer be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisitions), to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value, with limited exception. It also requires the acquisition-date recognition of assets acquired and liabilities assumed arising from certain contractual contingencies at their acquisition-date fair value. Additionally, ASC 805 requires that acquisition-related costs be recognized in the period in which the costs are incurred and services are received. Excluding the accounting for valuation allowances on deferred taxes and acquired contingencies under ASC 805-740, any impact resulting from the adoption of ASC 805 is being applied on a prospective basis for all business combinations with an acquisition date on or after January 1, 2009.

Effective January 1, 2009, the Company adopted a new accounting standard update from the Emerging Issues Task Force (EITF) consensus regarding unvested share-based payment awards that contain nonforfeitable rights to dividends.  This update, as codified in ASC 260-10-45, requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The provisions of ASC 260-10-45 did not have a material impact on the Company’s earnings per share calculation.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts)

Accounting Standards Updates Not Yet Effective

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting and eliminates the residual method to allocate arrangement consideration. In addition, the updated guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. The Company is currently evaluating the impact this update will have, if any, on its consolidated financial statements.

4.	FINANCIAL INSTRUMENTS:

Fair Value Measures

The Company’s financial assets are valued using market prices in active markets (level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  As of September 30, 2009, the Company did not have any assets in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3). The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2009:

	As of September 30, 2009		Fair Value Measurements
	Carrying	Fair	as of September 30, 2009
	Amount	Value	Level 1	Level 2	Level 3
Money market funds *	$68,837	$68,837	$68,837	$-	$-
Marketable securities:
Money market funds	114	114	114	-	-
Mutual funds	68	68	68	-	-
U.S. Treasury securities	3,054	3,054	3,054	-	-
Government agency securities	2,344	2,344	2,344	-	-
	5,580	5,580	5,580	-	-
Total financial assets at fair value	$74,417	$74,417	$74,417	$-	$-

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

Available-for-sale securities consist of assets in a rabbi trust associated with its deferred compensation plan at September 30, 2009 and December 31, 2008.  At September 30, 2009 and December 31, 2008, the carrying value of available-for-sale securities was approximately $158,000 and $159,000, respectively, which are included in short-term investments.  The available-for-sale securities at September 30, 2009 and December 31, 2008 consisted of approximately $90,000 and $103,000, respectively, in money market accounts, and approximately $68,000 and $56,000, respectively, in mutual funds.  At September 30, 2009 accumulated other comprehensive income included gross unrealized holding gains of $3,000 and no gross holding unrealized losses. At December 31, 2008 accumulated other comprehensive income included no gross unrealized holding gains and gross holding unrealized losses of approximately $27,000.  During the

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts nine months ended September 30, 2009 and 2008, other income, net included realized losses of $14,000 and no gross realized gains.  During the nine months ended September 30, 2008, other income, net included gross realized gains of approximately $29,000 and no gross realized losses.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and are maintained in separate accounts to support the Company’s letters-of-credit.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  The Company had standby letters-of-credit of approximately $5.4 million and $5.9 million at September 30, 2009 and December 31, 2008, respectively, as collateral for its existing insurance policies and facility leases.  At September 30, 2009, approximately $3.6 million and $1.8 million of held-to-maturity investments were included in other current assets and other long-term assets, respectively.  At December 31, 2008, approximately $2.2 million and $3.6 million of held-to-maturity investments were included in other current assets and other long-term assets, respectively.  At September 30, 2009 and December 31, 2008, held-to-maturity investments included:

		Maturing			Maturing
			after 1 year			after 1 year
	September 30,	within	through	December 31,	within	through
	2009	1 year	3 years	2008	1 year	3 years
Cash/money market funds	$-	$-	$-	$733	$733	$-
US Treasury securities	3,055	2,221	834	2,043	1,000	1,043
Government agency securities	2,343	1,356	987	3,071	500	2,571
Total	$5,398	$3,577	$1,821	$5,847	$2,233	$3,614

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

There have been no changes in the carrying amount of goodwill of $13.6 million for the periods ended September 30, 2009 and December 31, 2008.

All intangible assets recorded as of September 30, 2009 are attributable to the acquisition of Pharmakon and are being amortized on a straight-line basis over the 15 year lives of the intangibles.  The net carrying value of the identifiable intangible assets for the periods ended September 30, 2009 and December 31, 2008 is as follows:

	As of September 30, 2009			As of December 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$140	$140	$-	$140	$121	$19
Customer relationships	16,300	5,524	10,776	16,300	4,709	11,591
Corporate tradename	2,500	847	1,653	2,500	722	1,778
Total	$18,940	$6,511	$12,429	$18,940	$5,552	$13,388

Amortization expense was $0.3 million for the three months ended September 30, 2009 and 2008. Amortization expense was $1.0 million for the nine months ended September 30, 2009 and 2008.  Estimated amortization expense for the current year and the next four years is as follows:

2009	2010	2011	2012	2013
$1,272	$1,253	$1,253	$1,253	$1,253

6.	FACILITIES REALIGNMENT:

During the third quarter of 2009, the Company’s management committed to a cost savings initiative to exit its three-floor Saddle River, New Jersey facility and relocate its corporate headquarters to Parsippany, New Jersey.  See Note 13, Subsequent Event, for additional information.

In connection with this initiative, and effective September 1, 2009, the Company entered into a commitment to extend the sublease for the first floor of its Saddle River, New Jersey facility through the remainder of the facility lease term.  The sublease is expected to provide approximately $2.3 million in sublease income through January 2016, but will not fully offset the Company’s lease obligations for this space.  As a result, the Company recorded a $0.8 million facility realignment charge in the third quarter of 2009.  The Company also recorded a noncash impairment charge of approximately $0.4

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts million related to furniture and leasehold improvements in the office space.  The Company is currently seeking to sublease the remaining office space, approximately 47,000 square feet, at its Saddle River, New Jersey facility.

The Company recorded facility realignment charges totaling approximately $1.3 million in the second quarter of 2009 related to unused leased office space at its Dresher, Pennsylvania location. The Company also recorded a noncash impairment charge of approximately $0.5 million related to furniture and leasehold improvements in the unused office space as the Company determined it was unlikely that it will be able to recover the carrying value of these long-lived assets.  The asset impairment in both periods resulted in charges against the accumulated depreciation balance of the respective assets.  The Company is currently seeking to sublease approximately 18,500 square feet of unused space at its Dresher, Pennsylvania facility.

A reconciliation of the liability associated with this facility realignment is as follows:

	Sales	Marketing
	Services	Services	Total
Balance as of December 31, 2008	$192	$367	$559
Accretion	6	15	21
Additions	800	1,291	2,091
Payments	(79)	(167)	(246)
Balance as of September 30, 2009	$919	$1,506	$2,425

7.	COMMITMENTS AND CONTINGENCIES:

Letters–of-Credit

As of September 30, 2009, the Company had $5.4 million of outstanding letters-of-credit as required by its existing insurance policies and facility leases.  These letters-of-credit are supported by investments in held-to-maturity securities.  See Note 4 for more details.

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

Bayer-Baycol Litigation

The Company has been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer AG (Bayer) in the U.S. through early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements.  The Company may be named in additional similar lawsuits.  To date, the Company has defended these actions vigorously and has asserted a contractual right of defense and indemnification against Bayer for all costs and expenses that it incurs relating to these proceedings.  In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse the Company for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of September 30, 2009, Bayer has reimbursed the Company for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within other selling, general and administrative expense.  The Company did not incur any costs or expenses relating to these matters during 2008 or the first nine months of 2009.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts

8.	COMPREHENSIVE LOSS:

A reconciliation of net loss as reported in the condensed consolidated statements of operations to comprehensive loss, net of taxes is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(4,562)	$(9,004)	$(15,112)	$(17,541)
Other comprehensive income/loss
Reclassification adjustment for realized
loss/(gain) included in net loss	14	-	14	(18)
Unrealized holding gain/(loss) on
available-for-sale securities	9	(5)	16	(19)
Comprehensive loss	$(4,539)	$(9,009)	$(15,082)	$(17,578)

9.	PRODUCT COMMERCIALIZATION CONTRACT:

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

At September 30, 2009, the Company’s accrual for contract loss of approximately $1.3 million represents the anticipated future loss expected to be incurred by the Company to fulfill its contractual obligations under the amended Sales Force Agreement through December 31, 2009.  The loss contract provision for this agreement includes the cost of the sales force needed to deliver the contracted number of sales calls.  In determining the amount of the loss contract provision, projections regarding estimated future cash flows are made to estimate the expected loss.  The use of alternative estimates and assumptions could increase or decrease the estimated loss and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments.  Actual results could materially differ from this estimate.

10.	STOCK-BASED COMPENSATION:

On February 19, 2009, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (Compensation Committee) of the Board of Directors of the Company approved grants of SARs and RSUs to certain executive officers and certain other members of senior management of the Company.  In approving grants under this plan, the Compensation Committee considered, among other things, the overall performance of the Company and the respective business unit of the Company, the individual contribution and performance level, and the need to retain key management personnel.  In February 2009, 58,574 RSUs were issued with a grant date fair value of $5.89 and 136,445 SARs were issued with a grant price of $5.89 as part of the Company’s 2009 long-term incentive plan.  In May 2009, the Company also granted 80,900 RSUs with a grant date fair

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts value of $3.41 per unit to all employees excluding the Company’s senior management.  Additionally, in June 2009, the Company issued 110,385 RSUs with a grant date fair value of $3.67 per unit to the non-employee independent members of the Company’s Board of Directors on the date of its Annual Meeting of Stockholders.

The Company recognized $0.3 million and $0.2 million of stock-based compensation expense for the quarters ended September 30, 2009 and 2008, respectively, and $1.2 million and $1.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

11.	INCOME TAXES:

On a quarterly basis, the Company estimates its effective tax rate for the full year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from operations and the effective tax rate for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income tax expense	$26	$44	$477	$923
Effective income tax rate	0.6%	0.5%	3.3%	5.6%

Corporate income tax expense for the nine months ended September 30, 2009 was primarily due to the change in unrecognized tax benefits and deferred valuation allowances.  During the quarter ended September 30, 2009, the Company released approximately $0.2 million of unrecognized tax benefits and related accrued interest due to the expiration of the statue of limitations.  Corporate income tax expense for the nine months ended September 30, 2008 was primarily attributable to state and local taxes.

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

12.	SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008.  During the nine months ended September 30, 2009, there was approximately $3.4 million of intersegment revenue and $3.7 million of intersegment expense related to the work the Company’s Sales Services segment provided on behalf of the PC Services segment to satisfy the settlement of its Product promotion agreement obligations (see Note 9) that have been eliminated in consolidation.  Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expense. Certain corporate capital expenditures have not been allocated from the Sales Services segment to the other reporting segments since it is impracticable to do so.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited, tabular information in thousands, except per share amounts

	Sales	Marketing	PC
	Services	Services	Services	Eliminations	Consolidated
Three months ended September 30, 2009:
Revenue	$17,800	$5,081	$-	$(1,840)	$21,041
Operating (loss) income	$(3,502)	$(1,129)	$-	$65	$(4,566)
Capital expenditures	$211	$231	$-	$-	$442
Depreciation expense	$237	$81	$-	$-	$318

Three months ended September 30, 2008:
Revenue	$19,979	$4,517	$-	$-	$24,496
Operating (loss) income	$(3,228)	$(1,576)	$(4,785)	$-	$(9,589)
Capital expenditures	$43	$-	$-	$-	$43
Depreciation expense	$549	$147	$27	$-	$723

Nine months ended September 30, 2009:
Revenue	$52,230	$12,036	$-	$(3,403)	$60,863
Operating (loss) income	$(10,484)	$(6,481)	$1,836	$300	$(14,829)
Capital expenditures	$211	$399	$-	$-	$610
Depreciation expense	$875	$340	$23	$-	$1,238

Nine months ended September 30, 2008:
Revenue	$68,636	$19,488	$(1,000)	$-	$87,124
Operating (loss) income	$(6,482)	$(1,389)	$(11,326)	$-	$(19,197)
Capital expenditures	$339	$59	$-	$-	$398
Depreciation expense	$2,171	$519	$69	$-	$2,759

13.	SUBSEQUENT EVENT:

During the third quarter of 2009, the Company’s management committed to a cost savings initiative to exit its three-floor Saddle River, New Jersey facility and relocate its corporate headquarters to a smaller, less costly and strategically located office space in Parsippany, New Jersey.  In connection with this initiative, and effective September 1, 2009, the Company entered into a commitment to extend the sublease for the first floor of its Saddle River, New Jersey facility through the remainder of the facility lease term. See Note 6, Facilities Realignment, for additional information.

In November 2009, the Company signed a seven and one-half year lease for approximately 23,000 square feet of office space in Parsippany, New Jersey commencing on or about January 1, 2010.  The minimum lease payments associated with this lease are:

Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
$ 332	$ 1,199	$ 1,234	$ 1,599

In the fourth quarter of 2009, the Company anticipates recording a facility realignment charge reflecting the remaining estimated costs that will continue to be incurred without economic benefit to the Company associated with its Saddle River, New Jersey third floor office space.  In addition, the Company anticipates recording a noncash impairment charge for furniture and leasehold improvements related to its third floor office space as it is unlikely that the Company will be able to recover the carrying value of these assets.  The Company expects the total charge at December 31, 2009 related to its third floor office space at its Saddle River, New Jersey facility to range up to $5.0 million.  The Company is currently seeking to sublease the remaining third floor office space, approximately 47,000 square feet, in Saddle River, New Jersey.  There can be no assurance, however, that the Company will be able to successfully sublet its third floor office space, on favorable terms or at all, particularly in light of the current economic conditions.  The recognition of these charges requires certain sublease assumptions and estimates and judgments regarding lease termination costs and other exit costs when these actions take place.  Actual results may vary from these estimates.

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

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These statements also involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	The effects of the current worldwide economic and financial crisis;

•	Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and life sciences industries;

•	Early termination of a significant services contract or the loss of one or more of our significant customers or a material reduction in service revenues from such customers;

•	Our ability to obtain additional funds in order to implement our business model;

•	Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;

•	Our ability to meet performance goals in incentive-based arrangements with customers;

•	Competition in our industry;

•	Continued consolidation within the life sciences industry;

•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;

•	Product liability claims against us;

•	Changes in laws and healthcare regulations applicable to our industry or our, or our customers’, failure to comply with such laws and regulations;

•	The sufficiency of our insurance and self-insurance reserves to cover future liabilities;

•	Our ability to successfully develop and generate sufficient revenue from product commercialization opportunities;

•	Our ability to increase our revenues and successfully manage the size of our operations;

•	Volatility of our stock price and fluctuations in our quarterly revenues and earnings;

•	Failure of third-party service providers to perform their obligations to us;

•	Our ability to sublease the unused office space in Saddle River, New Jersey and Dresher, Pennsylvania;

•	Failure of, or significant interruption to, the operation of our information technology and communication systems; and

•	The results of any future impairment testing for goodwill and other intangible assets.

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

Our business depends in large part on demand from the life sciences industry for outsourced sales and marketing services.  In recent years, this demand has been adversely impacted by certain industry-wide factors affecting pharmaceutical companies, including, among other things, pressures on pricing and access, a decline in the number of Americans with private insurance, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment and decreased pipeline productivity.  Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue.  Additionally, a number of pharmaceutical companies have recently made changes to their commercial models by reducing the number of sales representatives employed internally and through outside organizations

PDI, Inc.

like PDI.  A very significant source of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore been significantly impacted by cost control measures implemented by these companies, including a substantial reduction in the number of sales representatives deployed.  This has culminated in the expiration or termination of a number of our significant sales force contracts during 2006 and 2007, including our sales force engagements with AstraZeneca, GlaxoSmithKline, sanofi-aventis and another large pharmaceutical company customer.  These four customers accounted for approximately $150.9 million in revenue during 2006 and $15.9 million in revenue during 2007.  In addition, a significant sales force program for one of our clients was terminated, effective September 30, 2008, due to generic product competition.  This program accounted for approximately $10.7 million in revenue in 2008.  This reduction in demand for outsourced pharmaceutical sales and marketing services could be further exacerbated by the current economic and financial crisis occurring in the United States and worldwide.  For example, certain customers within our marketing services business segment have recently delayed the implementation or reduced the scope of a number of marketing initiatives.  In addition, most of our revenue is derived from a very limited number of large pharmaceutical company customers and trend is likely to continue, particularly in light of continued consolidation within the pharmaceutical industry.  Our two largest customers accounted for approximately 42.2% and 13.5%, or a total of 55.7%, of our service revenue for the nine months ended September 30, 2009. If companies in the pharmaceutical and life sciences industries continue to consolidate and significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

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

DESCRIPTION OF REPORTING SEGMENTS

For the three months ended September 30, 2009, our three reporting segments were as follows:

•	Sales Services, which is comprised of the following business units:

o	Performance Sales Teams; and

o	Select Access.

•	Marketing Services, which is comprised of the following business units:

o	Pharmakon; and

o	TVG Marketing Research and Consulting (TVG).

•	Product Commercialization Services (PC Services).

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

PDI, Inc.

Marketing Services

Our Marketing Services contracts generally take the form of either master service agreements with a term of one to three years, or contracts specifically related to particular projects with terms for the duration of the project, typically lasting from two to six months.  These contracts typically include standard representations and warranties as well as confidentiality and indemnification obligations and are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment of all work completed to date, plus the cost of any nonrefundable commitments made by us on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business, financial condition or results of operations.  Due to the typical size of most of TVG’s contracts, it is unlikely the loss or termination of any individual TVG contract would have a material adverse effect on our business, financial condition, results of operations, or cash flow.  The Vital Issues in Medicine (VIM) business unit ceased operations in the third quarter of 2009.

PC Services

In April 2008, we entered into a contract under our product commercialization initiative with Novartis.  On April 22, 2009, we announced the termination of this agreement with Novartis.  See Note 9 to the condensed consolidated financial statements for additional information relating to the agreement.  We are not actively engaged in any additional product commercialization opportunities at this time although we will continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis and may pursue additional opportunities in the future to the extent we are able to mitigate certain risks relating to the investment of our resources.

BASIS OF PRESENTATION

Revenue

We derive revenues primarily from:

•	pharmaceutical detailing contracts based on the number of physician details made or the number of sales representatives utilized; and
•	marketing service contracts based on a single deliverable such as a promotional program or marketing research/advisory program.

Cost of services

Cost of services include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with product detailing or other marketing or promotional programs such as facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses.

Compensation expense

Compensation expense includes corporate payroll and related payroll benefits, stock-based compensation, recruiting and hiring and staff training and development expenses.

Other selling, general and administrative expenses

Other selling, general and administrative expenses include professional fees, investor relations costs, rent and other office expenses, depreciation expense for furniture, equipment, software and leasehold improvements, amortization expense for intangible assets associated with the Pharmakon acquisition, and business development costs.

Facility realignment

Facility realignment costs are associated with the consolidation of operations, downsizing and/or improvement of operating efficiencies and include lease termination costs and other exit costs when these actions take place.

Other income, net

Other income, net includes investment income earned on our cash and cash equivalents less associated fees and realized gains or losses on our available for sale and held to maturity investments.

PDI, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating data	2009	2008	2009	2008
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	67.4%	98.3%	69.3%	85.4%
Gross profit	32.6%	1.7%	30.7%	14.6%
Compensation expense	27.4%	23.3%	29.3%	21.8%
Other selling, general and administrative expenses	21.1%	17.6%	20.9%	14.8%
Facilities realignment	5.8%	0.0%	5.0%	0.0%
Total operating expenses	54.3%	40.8%	55.1%	36.6%
Operating loss	(21.7%)	(39.1%)	(24.4%)	(22.0%)
Other income, net	0.1%	2.6%	0.3%	3.0%

Loss before income tax	(21.6%)	(36.6%)	(24.0%)	(19.1%)
Provision for income tax	0.1%	0.2%	0.8%	1.1%

Net loss	(21.7%)	(36.8%)	(24.8%)	(20.1%)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

(in thousands)	Sales	Marketing	PC
	Services	Services	Services	Eliminations	Consolidated
Three months ended September 30, 2009:
Revenue	$17,800	$5,081	$-	$(1,840)	$21,041
Cost of Services	13,453	2,634	-	(1,905)	14,182
Gross Profit	$4,347	$2,447	$-	$65	$6,859
Gross Profit %	24.4%	48.2%	-	3.5%	32.6%

Three months ended September 30, 2008:
Revenue	$19,979	$4,517	$-	$-	$24,496
Cost of Services	17,148	2,807	4,129	-	24,084
Gross Profit	$2,831	$1,710	$(4,129)	$-	$412
Gross Profit %	14.2%	37.9%	-	-	1.7%

Revenue

Sales Services’ revenue for the quarter ended September 30, 2009 decreased by approximately $2.2 million or 10.9% compared to the quarter ended September 30, 2008 primarily due to a reduction in sales force engagements.  Sales Services revenue from new contracts and expansions of existing contracts was more than offset by lost revenue from the internalization of our contract sales force by one of our long-term clients and the expiration or termination of certain sales force arrangements in effect during 2008.  Marketing Services’ revenue for the quarter ended September 30, 2009 increased by approximately $0.6 million, or 12.5%, as compared to the quarter ended September 30, 2008.  This was partially attributable to an increase in revenue within our Pharmakon business unit of $0.9 million as a result of an increase in the number of projects, partially offset by a decrease at VIM of approximately $0.4 million as this business unit ceased operations during the third quarter of 2009.

Cost of services

Cost of services for the quarter ended September 30, 2009 was $14.2 million, 41.1% less than cost of services of $24.1 million for the quarter ended September 30, 2008.  Sales Services’ cost of services declined for the quarter ended September 30, 2009 versus the comparable prior year quarter primarily due to a reduction in headcount and related costs correlating to the overall reduction in the number and size of our sales force engagements.  Marketing Services’ cost of services declined for the quarter ended September 30, 2009 versus the comparable prior year quarter due to the closing of the VIM business.  PC Services had cost

PDI, Inc.

of services of $4.1 million for the quarter ended September 30, 2008 related to its promotional contract.  See Note 9 to the condensed consolidated financial statements for more details.

Gross profit

The gross profit percentage increased for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 due to the impact of our promotional agreement which was terminated in the second quarter of 2009 as well as improved margins in both our Sales Services and Marketing Services Segments.  The quarter ended September 30, 2008 had negative gross profit of approximately $4.1 million associated with the execution of our promotional agreement within PC Services. See Note 9 to the condensed consolidated financial statements for more details.

Sales Services’ gross profit increased by $1.5 million, or 53.5%, on lower revenue for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.  The gross profit percentage increased from 14.2% for the quarter ended September 30, 2008 to 24.4% for the quarter ended September 30, 2009.  The increase in gross profit and gross profit percentage was driven by: lower fuel and mileage reimbursement costs; lower insurance costs; and negative gross profit recognized on one contract in the third quarter of 2008.  The revenue and costs associated with this contract in the third quarter of 2008 was approximately $1.3 million and $1.6 million, respectively, resulting in a negative gross margin of $0.3 million.

Marketing Services’ gross profit increased by $0.7 million, or 43.1%, on higher revenue for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.  The gross profit percentage increased from 37.9% for the quarter ended September 30, 2008 to 48.2% for the quarter ended September 30, 2009.  This increase was primarily attributable to a larger percentage of 2009 revenue being generated from our higher margin Pharmakon business unit and the closing of our lower-margin VIM business during the quarter ended September 30, 2009.

Compensation expense (in thousands)

Quarter Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	sales	Services	sales	Services	sales	Total	sales
2009	$3,372	18.9%	$2,402	47.3%	-	-	$5,774	27.4%
2008	3,092	15.5%	2,239	49.6%	365	-	5,696	23.3%
Change	$280		$163		$(365)		$78

Compensation expense for the quarters ended September 30, 2009 and 2008 was approximately $5.8 million and $5.7 million, respectively.  The quarter ended September 30, 2009 included approximately $0.6 million in severance costs within the Marketing Services segment.  As a percentage of total net revenue, compensation expense increased to 27.4% for the quarter ended September 30, 2009 as compared to 23.3% for the quarter ended September 30, 2008 due to the lower revenue base.

Sales Services’ compensation expense for the quarter ended September 30, 2009 increased by approximately $0.3 million, as compared to the quarter ended September 30, 2008. This increase is primarily due to our strategic positioning and the reallocation of internal resources for anticipated future growth.  Marketing Services’ compensation expense for the quarter ended September 30, 2009 increased by approximately $0.2 million when compared to the quarter ended September 30, 2008.  Excluding the impact of severance costs of $0.6 million and $0.4 million in the quarters ended September 30, 2009 and 2008, respectively, Marketing Services compensation remained relatively flat. PC Services’ compensation expense for the quarter ended September 30, 2008 was approximately $0.4 million of allocated corporate costs.

Other selling, general and administrative expenses (in thousands)

Quarter Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	sales	Services	sales	Services	sales	Total	sales
2009	$3,438	19.3%	$993	19.5%	-	-	$4,431	21.1%
2008	2,967	14.9%	1,047	23.2%	291	-	4,305	17.6%
Change	$471		$(54)		$(291)		$126

Total other selling, general and administrative expenses were approximately $4.4 million and $4.3 million for the quarters ended September 30, 2009 and 2008, respectively.  The increase was primarily attributable to increased consulting costs of $0.8 million which was partially offset by lower: facility and depreciation costs of approximately $0.3 million; insurance costs of $0.1 million; and travel and marketing costs of $0.2 million.

Sales Services’ other selling, general and administrative expenses for the quarter ended September 30, 2009 increased by approximately $0.5 million when compared to the quarter ended September 30, 2008.  This was primarily due to an increase in

PDI, Inc.

allocated corporate costs due to the absence of a PC Services sales force in the third quarter 2009.  Marketing Services’ other selling, general and administrative expenses were comparable in both periods.  PC Services’ other selling, general and administrative expenses for the quarter ended September 30, 2008 was approximately $0.3 million of allocated corporate costs.

Facilities realignment costs

For the three months ended September 30, 2009, the Sales Services segment incurred charges of approximately $0.8 million related to office space at our Saddle River facility and approximately $0.4 million related to the impairment of fixed assets associated with the office space.

Operating loss

There were operating losses of approximately $4.6 million and $9.6 million for the quarters ended September 30, 2009 and 2008, respectively.  This decreased operating loss was primarily due to the termination of our product commercialization contract in April 2009 and the losses associated with that contract.  See Note 9 to the condensed consolidated financial statements for additional information.

Other income, net

Other income, net, for the quarters ended September 30, 2009 and 2008 was approximately $30,000 and $0.6 million, respectively, and consisted primarily of interest income.  The decrease in interest income is primarily due to lower interest rates and lower average cash balances for the quarter ended September 30, 2009.

Income tax expense

Corporate income tax expense was approximately $26,000 and $44,000 for the quarters ended September 30, 2009 and 2008, respectively. The effective tax rate for the quarter ended September 30, 2009 was 0.6%, compared to an effective tax rate of 0.5% for the quarter ended September 30, 2008.  Income tax expense for the quarter ended September 30, 2009 was primarily due to the change in unrecognized tax benefits and deferred valuation allowances.  The quarter benefited from the release of approximately $0.2 million of unrecognized tax benefits and related accrued interest due to the expiration of the statue of limitations.  Corporate income tax expense for the quarter ended September 30, 2008 was primarily attributable to state and local taxes.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Sales	Marketing	PC
(in thousands)	Services	Services	Services	Eliminations	Consolidated
Nine months ended September 30, 2009:
Revenue	$52,230	$12,036	$-	$(3,403)	$60,863
Cost of Services	41,922	6,419	(2,486)	(3,703)	42,152
Gross Profit	$10,308	$5,617	$2,486	$300	$18,711
Gross Profit %	19.7%	46.7%	-	-	30.7%

Nine months ended September 30, 2008:
Revenue	$68,636	$19,488	$(1,000)	$-	$87,124
Cost of Services	54,760	11,047	8,616	-	74,423
Gross Profit	$13,876	$8,441	$(9,616)	$-	$12,701
Gross Profit %	20.2%	43.3%	-	-	14.6%

Revenue

Sales Services’ revenue for the nine months ended September 30, 2009 decreased by approximately $16.4 million as compared to the nine months ended September 30, 2008 primarily due to a reduction in sales force engagements.  Sales Services’ revenue from new contracts and expansions of existing contracts was more than offset by lost revenue from the internalization of our contract sales force by one of our long-term clients and the expiration or termination of certain sales force arrangements in effect during 2008.  Marketing Services’ revenue decreased by approximately $7.5 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. This was primarily attributable to a decrease in revenue within our Pharmakon business unit of $4.6 million due to a reduction in the number of projects performed for its two largest clients due to delays in the implementation or reduced scope of a number of marketing initiatives in the first six months of 2009.  The segment also had decreases at VIM of approximately $1.3 million as that business unit closed in 2009 and TVG of $1.5 million due to fewer projects in 2009.  PC Services had no revenue for the nine months ended September 30, 2009.  PC Services had negative revenue of $1.0 million for the nine months ended September 30, 2008 due to a non-refundable upfront payment made to Novartis as per the terms of our promotion agreement.

PDI, Inc.

Cost of services

Cost of services for the nine months ended September 30, 2009 was $42.2 million or 43.4% less than cost of services of $74.4 million for the nine months ended September 30, 2008.  Sales Services’ cost of services decreased for the nine months ended September 30, 2009 versus the comparable prior year period primarily due to a reduction in headcount and related costs correlating to an overall reduction in the number and size of our sales force engagements.  Marketing Services’ cost of services decreased for the nine months ended September 30, 2009 versus the comparable prior year period due to the decline in revenue attributable to the overall continued softness in the market for these types of services.  PC Services’ cost of services was a credit of $2.5 million for the nine months ended September 30, 2009 due to the reversal of our 2008 excess contract loss accrual.  PC Services had cost of services of $8.6 million for the nine months ended September 30, 2008.  See Note 9 to the condensed consolidated financial statements for more details.

Gross Profit

The overall increase in gross profit percentage from 14.6% for the nine months ended September 30, 2008 to 30.7% for the nine months ended September 30, 2009 was primarily the result of the impact of our product commercialization contract.  The nine months ended September 30, 2009 benefited from the reversal of the excess contract loss accrual of approximately $2.8 million associated with the settlement of our promotional agreement within PC Services.  The nine months ended September 30, 2008 had negative gross profit of approximately $9.6 million associated with the execution of this promotion agreement.  Sales Services’ gross profit percentage was comparable at 19.7% and 20.2% for the nine months ended September 30, 2009 and 2008, respectively.  Gross profit percentage for the Marketing Services increased to 46.7% for the nine months ended September 30, 2009 from 43.3% for the nine months ended September 30, 2008. This increase was driven by improved margins at Pharmakon and TVG as well as closing our lower-margin VIM business during the quarter ended September 30, 2009.

Compensation expense (in thousands)

Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	sales	Services	sales	Services	sales	Total	sales
2009	$10,449	20.0%	$6,997	58.1%	$374	-	$17,820	29.3%
2008	11,144	16.2%	6,847	35.1%	1,015	-	19,006	21.8%
Change	$(695)		$150		$(641)		$(1,186)

The decrease in compensation expense of approximately $1.2 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was partially due to the departure of our former chief executive officer on June 20, 2008 and executive departure in our Marketing Services segment, partially offset by $0.8 million of severance charges in the nine months ended September 30, 2009.  Overall corporate employee costs (i.e. salary and bonus expense) decreased during the nine months ended September 30, 2009 versus the comparable prior year period due to corporate headcount reductions and lower incentive compensation.

Sales Services’ compensation expense decreased approximately $0.7 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to a decrease in allocated corporate costs as discussed above.  Including severance costs, Marketing Services’ compensation expense was comparable in both periods. Excluding the impact of severance costs in the nine months ended September 30, 2009 and 2008, Marketing Services compensation expense decreased approximately $0.3 million.  PC Services’ compensation expense decreased for the nine month period ended September 30, 2009 as compared to the prior year period as a result of the April 2009 termination of our promotion agreement within PC Services.

Other selling, general and administrative expenses (in thousands)

Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	sales	Services	sales	Services	sales	Total	sales
2009	$9,305	17.8%	$3,111	25.8%	$274	-	$12,690	20.9%
2008	9,214	13.4%	2,983	15.3%	695	-	12,892	14.8%
Change	$91		$128		$(421)		$(202)

Total other selling, general and administrative expenses were comparable at $12.7 million and $12.9 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.  As a percentage of revenue these expenses increased to 20.9% for the nine months ended September 30, 2009 as compared to 14.8% in the nine months ended September 30, 2008 primarily due to the decrease in 2009 revenue.

PDI, Inc.

Facilities realignment costs

For the nine months ended September 30, 2009, we incurred facility realignment charges of approximately $3.0 million. The Marketing Services segment incurred charges of approximately $1.3 million related to unused office space at our Dresher facility and approximately $0.5 million related to the impairment of fixed assets associated with the unused office space.  There is approximately 18,500 square feet of unused office space at our Dresher that we are seeking to sub-lease.  The Sales Services segment incurred charges of approximately $0.8 million related to office space at our Saddle River facility and approximately $0.4 million related to the impairment of fixed assets associated with the office space.  We are currently seeking to sublease the third floor office space, of approximately 47,000 square feet, in our Saddle River, New Jersey facility.

Operating loss

There were operating losses of approximately $14.8 million and $19.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Other income, net

Other income, net, for the nine months ended September 30, 2009 and 2008 was approximately $0.2 million and $2.6 million, respectively, and consisted primarily of interest income.  The decrease in interest income is primarily due to lower interest rates and lower average cash balances for the nine months ended September 30, 2009.

Income tax expense

Corporate income tax expense was approximately $0.5 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.  The effective tax rate for the nine months ended September 30, 2009 and 2008 was 3.3% and 5.6%, respectively.  Corporate income tax expense for the nine months ended September 30, 2009 was primarily due to the change in unrecognized tax benefits and deferred valuation allowances.  Corporate income tax expense for the nine months ended September 30, 2008 was primarily attributable to state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had cash and cash equivalents of approximately $70.6 million and working capital of $73.6 million, compared to cash and cash equivalents of approximately $90.1 million and working capital of approximately $81.6 million at December 31, 2008.  As of September 30, 2009, we had no commercial debt.

For the nine months ended September 30, 2009, net cash used in operating activities was $18.9 million, compared to $6.3 million net cash used in operating activities for the nine months ended September 30, 2008.  The main components of cash used in operating activities during the nine months ended September 30, 2009 was a net loss of $15.1 million and a reduction in the accrued contract loss which represents the approximate cash cost of obligations under the terminated product commercialization promotion agreement and performance under the related amendment.  This was partially offset by a reduction in accounts receivable of $3.6 million and non-cash items of $4.6 million.

As of September 30, 2009, we had $5.8 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits on contracts in progress are earned and billed within a few months of the period they are originally recognized.  The increased in unbilled costs and accrued profits on contracts in progress at September 30, 2009 compared to December 31, 2008 is primarily due to customer revisions to their procurement policies.  As of September 30, 2009, we had approximately $4.6 million of unearned contract revenue.  Unearned contract revenue represents amounts billed to clients for services that have not been performed.  These amounts are recorded as revenue in the periods when earned.

For the nine months ended September 30, 2009, net cash used in investing activities was approximately $0.6 million as compared to net cash provided by investing activities of approximately $1.5 million for the comparable prior year period.  During the nine months ended September 30, 2009, we incurred approximately $0.6 million of capital expenditures primarily related to configuring our current office space at the Dresher facility to allow for unused space to be sublet.  We had approximately $0.4 million of capital expenditures primarily for computer and software purchases during the nine months ended September 30, 2008.  For both periods, all capital expenditures were funded out of available cash.  During the nine months ended September 30, 2008, we had approximately $15.2 million of purchases of held-to-maturity investments and $17.1 million of proceeds from maturities of held-to-maturity investments.  For both periods, net cash used in financing activities represented shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

Our revenue and profitability depend to a great extent on our relationships with a very limited number of large pharmaceutical companies.  For the nine months ended September 30, 2009, we had two clients that accounted for approximately 42.2% and 13.5%, or a total of 55.7%, of our service revenue.  We are likely to continue to experience a high degree of client concentration, particularly given the consolidation within the pharmaceutical industry.  The loss or a

PDI, Inc.

significant reduction of business from any of our significant clients, or a decrease in demand for our services, would have a material adverse effect on our business, financial condition and results of operations.  In addition, Select Access’ services to a significant customer are seasonal in nature, occurring primarily in the winter season.

In April 2008, we signed a promotion agreement with Novartis.  We announced the termination of this agreement on April 22, 2009.  See Note 9 to the condensed consolidated financial statements for additional information.  In connection with the termination of this agreement, we simultaneously entered into an amendment to a currently existing fee for service sales force agreement with Novartis relating to another Novartis branded product, whereby we agreed to provide Novartis with a credit of approximately $5 million to be applied to the services provided by us under the sales force agreement through the scheduled December 31, 2009 expiration of that agreement (or the earlier termination thereof by Novartis for any reason).  The balance of that credit was $1.3 million at September 30, 2009.  Upon the expiration or earlier termination of the sales force agreement, if there is a shortfall between the value of the services actually provided to Novartis by us and the credit, we will pay Novartis an amount equal to this shortfall.  In addition, we also agreed to provide Novartis with an additional credit of approximately $250,000 to be applied against any services that we may perform for Novartis during 2010.

Going Forward

Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $1.2 million to $1.5 million in 2009.  We expect our working capital requirements to increase as a result of new customer contracts generally providing for longer than historical payment terms.

We continue to right-size our facilities and corporate structure on a going forward basis.  In 2009, we incurred approximately $1.2 million in facilities realignment charges pertaining to office space at our Saddle River facility in the third quarter and approximately $1.8 million in facilities realignment charges in the second quarter related to unused office space at our Dresher facility.  During the third quarter of 2009, the Company’s management committed to a cost savings initiative to exit our three-floor Saddle River, New Jersey facility and relocate our corporate headquarters to a smaller, strategically located office space in Parsippany, New Jersey.  In November 2009, we signed a seven and one-half year lease for approximately 23,000 square feet of office space in Parsippany, New Jersey commencing on or about January 1, 2010.  The minimum lease payments associated with this lease total $4.4 million.  We are currently seeking to sublease our third floor office space, approximately 47,000 square feet, in Saddle River, New Jersey.  In the fourth quarter of 2009, we anticipate recording a facility realignment charge reflecting the remaining estimated costs that will continue to be incurred without economic benefit to us associated with its Saddle River, New Jersey third floor office space.  In addition, we anticipate recording a noncash impairment charge for furniture and leasehold improvements related to our third floor office space as it is unlikely that we will be able to recover the carrying value of these assets.  We expect the total charge at December 31, 2009 related to our third floor office space at our Saddle River, New Jersey facility to range up to $5.0 million.  At September 30, 2009, the Company has minimum lease payments associated with the Saddle River, New Jersey facility totaling $14.8 million offset by minimum sublease rental income totaling $5.8 million.  Additionally, we are currently seeking to sublease approximately 18,500 square feet of unused space at our Dresher, Pennsylvania facility.  There can be no assurance, however, that we will be able to successfully sublet all of our unused office space, on favorable terms or at all, particularly in light of the current economic conditions.  The recognition of these charges requires certain sublease assumptions and estimates and judgments regarding lease termination costs and other exit costs when these actions take place.  Actual results may vary from these estimates.

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

PDI, Inc.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Bayer-Baycol Litigation

We have been named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer in the United States until early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements.  We may be named in additional similar lawsuits.  To date, we have defended these actions vigorously and have asserted a contractual right of defense and indemnification against Bayer for all costs and expenses we incur relating to these proceedings.  In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions.  Further, Bayer agreed to reimburse us for all reasonable costs and expenses incurred through such date in defending these proceedings.  As of September 30, 2009, Bayer has reimbursed us for approximately $1.6 million in legal expenses, the majority of which was received in 2003 and was reflected as a credit within other selling, general and administrative expense.  We did not incur any costs or expenses relating to these matters during 2008 or the first nine months of 2009.

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

PDI, Inc.

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

As codified under Accounting Standards Codification 350-20-35, we are required to evaluate goodwill for impairment at least annually, and between annual tests if events or circumstances warrant such a test.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  We currently have six reporting units; however, only one reporting unit, Pharmakon, includes goodwill.  If we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If our projected long-term sales growth rate, profit margins or terminal rate are considerably lower and/or the assumed weighted average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a noncash goodwill impairment loss in our statement of operations.

If we are unable to successfully sublet unused office space, our financial condition and cash flows could be materially and adversely affected.

During the third quarter of 2009, the Company’s management committed to a cost savings initiative to exit our Saddle River, New Jersey facility and relocate our corporate headquarters to a smaller, less costly and strategically located office space in Parsippany, New Jersey.  In November 2009, we signed a seven and one-half year lease for approximately 23,000 square feet of office space in Parsippany, New Jersey commencing on or about January 1, 2010.  We are currently seeking to sublease our third floor office space, approximately 47,000 square feet, in Saddle River, New Jersey.  At September 30, 2009, the Company has minimum lease payments associated with the Saddle River, New Jersey facility totaling $14.8 million offset by minimum sublease rental income totaling $5.8 million.  Additionally, we are currently seeking to sublease approximately 18,500 square feet of unused space at our Dresher, Pennsylvania facility.  There can be no assurance, however, that we will be able to successfully sublet all of our unused office space, on favorable terms or at all, particularly in light of the current economic conditions.  The recognition of these charges requires estimates and judgments regarding lease termination costs and other exit costs when these actions take place.  Actual results may vary from these estimates.

Most of our revenue is derived from a very limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition or results of operations.

Our revenue and profitability depend to a great extent on our relationships with a very limited number of large pharmaceutical companies. As of September 30, 2009, our two largest customers accounted for approximately 42.2% and 13.5%, or a total of 55.7%, of our service revenue for the nine months ended September 30, 2009.  As of December 31, 2008, our three largest

PDI, Inc.

customers accounted for approximately 28.2%, 13.6%, and 10.7%, respectively, or approximately 52.5% in the aggregate, of our revenue for 2008.  For the year ended December 31, 2007, our three largest customers accounted for approximately 13.7%, 12.9% and 11.3%, respectively, or approximately 37.9% in the aggregate, of our revenue for 2007.  We are likely to continue to experience a high degree of customer concentration, particularly in light of continued consolidation within the pharmaceutical industry.

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

PDI, Inc.

Item 6.  Exhibits

Exhibit Index is included after signatures. New exhibits, listed as follows, are attached:

Exhibit No.	Description

10.1	Morris Corporate Center Lease

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.1.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.2.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.1.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.2.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 5, 2009	PDI, Inc.
(Registrant)

/s/ Nancy Lurker
Nancy Lurker
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer

PDI, Inc.
Exhibit Index

Exhibit No.	Description

10.1	Morris Corporate Center Lease
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.