Form 10-K
period 2009-12-31
PDI INC
filed 2010-03-08
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to_________________

Commission file Number: 0-24249

PDI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2919486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Morris Corporate Center 1, Building A 300 Interpace Parkway, Parsippany, NJ 07054
(Address of principal executive offices and zip code)

(862) 207-7800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $29,231,073 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of February 26, 2010, 14,242,715 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2009, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K (the Form 10-K), the Proxy Statement is not deemed to be filed as part hereof.

PDI, Inc.
Annual Report on Form 10-K

PDI, Inc.
Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act).  Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “may,” “will” or similar words and expressions.  These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I – Item 1 – “Business,” Part II – Item 5 – “Market for our Common Equity, Related Stockholder Matters and Issuer Purchases of Securities,” Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

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

Please see Part I – Item 1A – “Risk Factors” of this Form 10-K, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed herein.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-K and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PDI, Inc.
Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

Summary of Business

We provide promotional services to established and emerging companies in the pharmaceutical, biotechnology and healthcare industries. We are a leading provider of outsourced pharmaceutical sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers’ strategic and financial product objectives.  In addition to outsourced sales teams, we also provide other promotional services including interaction program services, call centers and marketing research.  Combined, our services offer customers a range of promotional options for the commercialization of their products throughout their lifecycles, from development through maturity.  We provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients.

We are among the leaders in outsourced pharmaceutical commercialization services in the United States.  We have evolved our commercial capabilities through innovation, organic growth and acquisitions.  We have designed and implemented programs for many large pharmaceutical companies, a variety of emerging and specialty pharmaceutical companies as well as nutritional, diagnostic and other healthcare service providers.  We recognize that our relationships with customers are dependent upon the quality of our performance, and our focus is to flawlessly execute our customers’ programs in order to consistently deliver their desired results.

Typically, our customers engage us on a contractual basis to design and implement promotional programs for prescription, over-the-counter, nutritional, diagnostic and other healthcare products.  The programs are tailored to meet the specific needs of the product and the customer.  These services are provided predominantly on a fee-for-service basis.  These contracts may include incentive payments that will be earned if our activities generate results that meet or exceed performance targets.  Contracts may generally be terminated with or without cause by our customers.  Certain contracts provide that we may incur specific penalties if we fail to meet stated performance benchmarks.

We commenced operations as an outsourced sales organization in 1987 and we completed our initial public offering in May 1998.  In December 2009, we relocated our executive offices to Morris Corporate Center 1, Building A, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (800) 242-7494.

Strategy

Under the direction of our chief executive officer, the entire executive team is fully committed to establishing PDI as the best-in-class outsourced promotional services organization in the United States.  With a focus on best-in-class quality and cost effectiveness, we have intensified our focus on strengthening all aspects of our core outsourced promotional services business.

In addition to concentrating our efforts on strengthening our core outsourced sales business, we also continue to focus on enhancing our commercialization capabilities by aggressively promoting and broadening the depth of our value-added service offerings. While our primary approach in broadening our value-added services offerings will be through internal development, we do not exclude the possibility of growth through acquisition.

In April 2009, we ended our sole product commercialization arrangement; however, we continue to evaluate potential opportunities for similar types of promotional arrangements on a very selective and opportunistic basis to the extent we are able to mitigate certain risks relating to the investment of our resources.

Reporting Segments and Operating Groups

For 2009, we reported under the following three segments: Sales Services; Marketing Services; and Product Commercialization Services (PC Services).  For details on revenue, operating results and total assets by segment, see Note 19, Segment Information, to the consolidated financial statements included in this Form 10-K.

Sales Services

This segment, which focuses primarily on product detailing, includes our outsourced sales teams.  This segment represented 86% of our consolidated revenue for the year ended December 31, 2009.  Product detailing involves a sales representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted.  Outsourced sales teams can be deployed on either a customer dedicated or shared basis, and may use either full-time or flex-time sales representatives.  This segment also includes a portfolio of expanded sales services which includes talent acquisition services, short-term teams and vacancy coverage services.  Our talent acquisition platform provides pharmaceutical customers with an outsourced, stand-alone sales force recruiting and on-boarding service.  Short-term programs provide temporary full or flex-time sales teams, and are designed to help our customers increase brand impact during key market cycles, rapidly respond to regional opportunities, or conduct pilot programs.  Our vacancy coverage service provides customers with outsourced full or flex-time sales representatives to fill temporary territory vacancies created by leaves of absence within our customers’ internal sales forces, thereby allowing our customers to maintain continuity of services.

PDI, Inc.
Annual Report on Form 10-K

Dedicated Sales Teams

A Dedicated Sales Team works exclusively on behalf of one customer.  The sales team is customized to meet the customer’s specifications with respect to sales representative profile, physician targeting, product training, incentive compensation plans, integration with the customer’s in-house sales forces, call reporting platform and data integration.  Without adding permanent personnel, our customers receive high quality, industry-standard sales teams comparable to their internal sales force.

Shared Sales Teams

Our Shared Sales Teams business model centers around an existing PDI-managed team where multiple non-competing brands are promoted for different pharmaceutical companies.  Using these teams, we make a face-to-face selling resource available to those customers who want an alternative to a Dedicated Sales Team.  We are a leading provider of this type of detailing program in the United States.  Since costs are shared among various companies, these programs may be less expensive for the customer than programs involving a dedicated sales force.  With a Shared Sales Team, our customers receive targeted coverage of their physician audience.

Marketing Services

This segment currently includes two business units:  Pharmakon and TVG Marketing Research & Consulting (TVG).  This segment also included our continuing medical education business unit, Vital Issues in Medicine (VIM), which ceased operations in the third quarter of 2009.  This segment represented 20% of consolidated revenue for the year ended December 31, 2009.

Pharmakon

Pharmakon’s business is focused on the creation, design and implementation of promotional peer interactive programming targeted to healthcare professionals.  Each marketing program can be delivered through a number of different venues including: teleconferences; dinner meetings; webcasts; satellite; and other alternative media.  Within each of our programs, we offer a number of services including strategic design, tactical execution, technology support, audience generation, moderator services and thought leader management.  In the last ten years, Pharmakon has conducted over 45,000 peer interactive programs with more than 550,000 participants. In addition to our peer interactive programs, Pharmakon also provides promotional communications activities, thought leader training and content development.

TVG Marketing Research & Consulting

TVG provides qualitative and quantitative marketing research to pharmaceutical companies with respect to healthcare providers, patients and managed care customers worldwide.  We offer a full range of leading edge and in some cases proprietary, pharmaceutical marketing research services, including studies designed to identify the highest impact business strategy, profile, positioning, message, execution, implementation and post implementation for a product.  We believe our marketing research model improves our customers’ knowledge about how physicians and other healthcare professionals will likely react to products.

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

Product Commercialization Services

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

PDI, Inc.
Annual Report on Form 10-K

Contracts

Set forth below is a general description of our service contracts within each of our business segments.

Sales Services

Contracts within our Sales Services business segment consist primarily of detailing agreements and are nearly all fee-for-service arrangements.  The term of these contracts is typically between one and two years and may be renewed or extended upon mutual agreement of the parties.  The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 90 days’ notice.  The loss or termination of a large contract or the loss of multiple Sales Services contracts could have a material adverse effect on our business, financial condition, results of operations and cash flow.  Our Sales Services contracts include standard mutual representations and warranties as well as mutual confidentiality and indemnification provisions, including product liability indemnification for our benefit.  Some of these contracts (including contracts with significant customers of ours) may also contain performance benchmarks, such as a minimum amount of detailing activity to certain physician targets within a specified amount of time, and our failure to meet these stated benchmarks may result in specific financial penalties for us.  Certain contracts may also include incentive payments that can be earned if our activities generate results that meet or exceed agreed-upon performance targets.

Marketing Services

Our Marketing Services contracts generally take the form of either master service agreements with a term of one to three years, or contracts specifically related to particular projects with terms equal to the duration of the project, typically two to six months.  These contracts include standard representations and warranties as well as confidentiality and indemnification obligations and are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment of all work completed to date, plus the cost of any nonrefundable commitments made by us on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business, financial condition or results of operations.  Due to the typical size of most of TVG’s contracts, it is unlikely that the loss or termination of any individual TVG contract would have a material adverse effect on our business, financial condition, results of operations or cash flow.

Product Commercialization Services

In April 2008, we entered into a contract under our product commercialization initiative with Novartis.  On April 22, 2009, we announced the termination of this agreement with Novartis.  See Note 11 to the condensed consolidated financial statements for additional information relating to the agreement.  However we continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis and may pursue additional opportunities in the future to the extent we are able to mitigate certain risks relating to the investment of our resources.

Significant Customers

Historically, we have experienced a high degree of customer concentration in our businesses.  Our two largest customers were Pfizer Inc. and Roche Laboratories Inc., which accounted for approximately 42.0% and 16.5%, respectively, or approximately 58.5% in the aggregate, of our revenue for the year ended December 31, 2009.

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

PDI, Inc.
Annual Report on Form 10-K

Competition

With respect to our Sales Services segment, we compete with our customers’ ability to manage their needs internally.  In addition, a small number of providers comprise the market for outsourced pharmaceutical sales teams, and we believe that PDI, inVentiv Health Inc., Innovex Inc. and Publicis Groupe SA combined accounted for the majority of the outsourced sales team market share in the United States in 2009.  Our Marketing Services segment operates in a highly fragmented and competitive market.

There are modest barriers to entry into the businesses in which we operate and, as the industry continues to evolve, new competitors may emerge. We compete on the basis of such factors as reputation, service quality, management experience, performance record, customer satisfaction, ability to respond to specific customer needs, integration skills and price.  Increased competition and/or a decrease in demand for our services may also lead to other forms of competition.  While we believe we compete effectively with respect to each of these factors, certain of our competitors are larger than we are and have greater capital, personnel and other resources than we have.  Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share and our ability to source new business opportunities as well as our business, financial condition and results of operations.

Employees

As of February 28, 2010, we had approximately 1,200 employees, including approximately 650 full-time employees.  Approximately 90% of our employees are field sales representatives and sales managers.  We are not party to a collective bargaining agreement with any labor union.  We believe our relationship with our employees is generally positive.

Available Information

Our website address is www.pdi-inc.com.  We are not including the information contained on our website as part of, or incorporating such information by reference into, this Form 10-K.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding registrants such as us that file electronically with the SEC. The website address is www.sec.gov.

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

PDI, Inc.
Annual Report on Form 10-K

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

In addition to the other information provided in this Annual Report on Form 10-K, you should carefully consider the following factors in evaluating our business, operations and financial condition.  Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or businesses in general, such as competitive conditions, may also impair our business operations.  The occurrence of any of the following risks could have a material adverse effect on our business, financial condition or results of operations.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could materially and adversely affect our business, financial condition and results of operations.

Our business depends in large part on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced commercialization services.  The practice of many companies in these industries has been to hire outside organizations like PDI to conduct large sales and marketing projects on their behalf.  However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, the number of sales representatives employed internally in relation to demand, the need to promote new and existing products, and competition from other suppliers.  During the past few years, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue. Additionally, several large pharmaceutical companies have recently made changes to their commercial model by reducing the number of sales representatives employed internally and through outside organizations like PDI.  These and other developments within the pharmaceutical industry have resulted in a decrease in the market for outsourced sales and marketing services during the last few years, and there can be no assurances regarding the timing or extent of any reversal of these trends.  If the pharmaceutical and life sciences industries reduce their tendency to outsource these projects, our business and results of operations could be materially and adversely affected.

If companies in the life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business and results of operations would be materially and adversely affected.

Our revenues depend on promotional, marketing and sales expenditures by companies in the life sciences industries, including the pharmaceutical and biotechnology industries.  Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products as well as the high level of patent expiration and related introduction of generic versions of branded medicine within the industry.  Furthermore, the trend in the life sciences industries toward consolidation may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the use of outsourced sales and marketing services providers.  This reduction in demand for outsourced pharmaceutical sales and marketing services could be further exacerbated by the current economic and financial crisis occurring in the United States and worldwide. If companies in the life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business and results of operations would be materially and adversely affected.

PDI, Inc.
Annual Report on Form 10-K

Our service contracts are generally short-term agreements and are cancelable at any time, which may result in lost revenue and additional costs and expenses.

Our service contracts are generally for a term of one to two years (certain of our operating entities have contracts of shorter duration) and many may be terminated by the customer at any time for any reason.  In addition, many of our customers may internalize the contracted sales teams we provide under the terms of the contract or otherwise significantly reduce the number of representatives we deploy on their behalf.  The early termination or significant reduction of a contract by one of our customers not only results in lost revenue, but also typically causes us to incur additional costs and expenses, such as termination expenses relating to excess employee capacity.  All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is significantly reduced or terminated, unless we can immediately transfer the related sales force to a new program, if permitted under the contract, we must either continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.  The loss, termination or significant reduction of a large contract or the loss of multiple contracts could have a material adverse effect on our business and results of operations.

The majority of our revenue is derived from a very limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition and results of operations.

Our revenue and profitability depend to a great extent on our relationships with a very limited number of large pharmaceutical companies. As of December 31, 2009, our two largest customers accounted for approximately 42.0% and 16.5%, or a total of 58.5%, of our service revenue for 2009.  As of December 31, 2008, our three largest customers accounted for approximately 28.2%, 13.6%, and 10.7%, respectively, or approximately 52.5% in the aggregate, of our revenue for 2008.  We believe that we may experience an even higher degree of customer concentration during 2010 and this trend may continue beyond 2010 in light of continued consolidation within the pharmaceutical industry.

In order to increase our revenues, we will need to attract additional significant customers on an ongoing basis.  Our failure to attract a sufficient number of such customers during a particular period, or our inability to replace the loss of or significant reduction in business from a major customer would have a material adverse effect on our business, financial condition and results of operations.  For example, during 2006 and 2007, we announced the termination and expiration of a number of significant service contracts.  In addition, another customer terminated a significant sales force program effective September 30, 2008 due to generic competition.  This sales force program accounted for 9.5% of our revenue during 2008.

We incurred substantial losses in connection with our recently terminated promotional agreement under our  product commercialization initiative, and if we are unable to generate sufficient revenue from any future product commercialization or other similar opportunities that we may pursue, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

While we are not actively engaged in any additional product commercialization opportunities at this time, we continue to evaluate potential opportunities on a very selective and opportunistic basis.  To the extent we enter into any arrangements in the future in which all or a portion of our anticipated revenue is based on sales of the product, there can be no assurance that our promotional activities will generate sufficient product sales for these types of arrangements to be profitable for us and our business, financial condition, results of operations and cash flows could be materially and adversely affected.  In addition, there are a number of factors that could negatively impact product sales during the term of a sales force promotional program, many of which are beyond our control, including the level of promotional response to the product,  withdrawal of the product from the market, the launch of a therapeutically equivalent generic version of the product, the introduction of a competing product, loss of managed care covered lives, a significant disruption in the manufacture or supply of the product as well as other significant events that could affect sales of the product or the prescription market for the product.

PDI, Inc.
Annual Report on Form 10-K

If we do not meet performance goals established in our incentive-based and revenue-sharing arrangements with customers, our revenue could be materially and adversely affected.

We have entered into a number of incentive-based arrangements with our pharmaceutical company customers. Under incentive-based arrangements, we are typically paid a lower fixed fee and, in addition, have an opportunity to earn additional compensation upon achieving specific performance metrics with respect to the products being detailed.  Typically, these performance metrics relate to targeted sales or prescription volumes, sales force performance metrics or a combination thereof.  In addition, we have entered into and may in the future enter into revenue sharing arrangements with customers.  Under revenue sharing arrangements, we are typically paid a fixed fee covering all or a portion of our direct costs with our remaining compensation based on the market performance of the products being promoted by us, usually expressed as a percentage of product sales.  These incentive-based and revenue sharing arrangements transfer some or most of the market risk from our customers to us. In addition, these arrangements can result in variability in revenue and earnings due to seasonality of product usage, changes in market share, new product introductions (including the introduction of competing generic products into the market), overall promotional efforts and other market related factors.  If we are unable to meet the performance goals established in our incentive-based arrangements or the expected product market performance goals in our revenue sharing arrangements, our revenue could be materially and adversely affected

Additionally, certain of our service contracts may contain penalty provisions pursuant to which our fixed fees may be significantly reduced if we do not meet certain minimum performance metrics, which may include number and timing of sales calls, physician reach, territory vacancies and/or sales representative turnover.

Our industry is highly competitive and our failure to address competitive developments promptly will limit our ability to retain and increase our market share.

Our primary competitors for sales and marketing services include in-house sales and marketing departments of pharmaceutical companies, other CSOs and providers of marketing and related services, including marketing research providers.  There are relatively few barriers to entry in the businesses in which we compete and, as the industry continues to evolve, new competitors are likely to emerge. Most of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have and certain of our competitors currently offer a broader range of personal and non-personal promotional and other related commercialization services than we do.  Our inability to continue to remain competitive with respect to the range of service offerings that we can provide companies within the pharmaceutical industry or any other factors that result in  increased competition may lead to pricing pressures that could have a material adverse effect on our market share and our ability to source new business opportunities as well as our business and results of operations.

We may require additional funds in order to implement our business model, which we may be unable to obtain on favorable terms, if at all.

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

Due to the expiration and termination of several significant contracts during 2006, 2007 and 2008, our historical revenue and results of operations cannot be relied upon as representative of the revenue and results of operations that we may achieve in 2010 and future periods.

PDI, Inc.
Annual Report on Form 10-K

As noted above, during 2006 and the first half of 2007, we experienced the expiration and termination of several significant contracts which accounted for an aggregate of approximately $150.9 million of revenue during 2006 and $15.9 million of revenue during 2007.  In addition, another significant sales force program was terminated in 2008 which accounted for approximately $10.7 million of revenue during 2008.  Unless and until we generate sufficient new business to offset the loss of these contracts, our financial results for these previous periods will not be duplicated in future periods, and future revenue and cash flows from operations will be significantly less than in previous periods.

The current worldwide economic and financial crisis may have a material and adverse effect on our business, financial condition and results of operations.

The current global financial crisis involves, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide.  Sustained downturns in the economy generally affect the markets in which we operate.  If our customers’ access to capital or willingness to make expenditures is curtailed as a result of the current economic and financial crisis, the demand for our services may decrease and our business, financial condition and results of operations could be materially and adversely affected.  For example, certain customers within our Marketing Services segment delayed the implementation or reduced the scope of a number of marketing initiatives during 2009.  In addition, economic conditions could affect the financial strength of our vendors and their ability to fulfill their commitments to us, and could also affect the financial strength of our customers and our ability to collect accounts receivable.  Recent disruptions in the credit markets may also negatively impact our ability to obtain additional sources of financing.  The potential effects of the current economic and financial crisis are difficult to forecast and mitigate and are likely to continue to have a significant adverse impact on our customers, vendors and our business for the next several years.

Our liquidity, business and financial condition could be materially and adversely affected if the financial institutions which hold our funds fail.

We have substantial funds held in bank deposits, money market funds and other accounts at certain financial institutions.  A significant portion of the funds held in these accounts exceeds the Federal Deposit Insurance Corporation’s insurance limits.  If any of the financial institutions where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the insurance coverage limit. Such a loss would have a material and adverse effect on our liquidity, business and financial condition.

Our business may suffer if we fail to attract and retain qualified sales representatives.

The success and growth of our business depends in large part on our ability to attract and retain qualified pharmaceutical sales representatives.  There is intense competition for pharmaceutical sales representatives from CSOs and pharmaceutical companies.  In addition, in certain instances, we offer customers the option to permanently hire our sales representatives, and on occasion, our customers have hired the sales representatives that we trained to detail their products. We cannot assure you that we will continue to attract and retain qualified personnel.  If we cannot attract and retain qualified sales personnel, we will not be able to maintain or expand our Sales Services business and our ability to perform under our existing sales force contracts will be impaired.

Product liability claims could harm our business, and result in substantial penalties.

We could face substantial product liability claims in the event any of the pharmaceutical or other products we have previously marketed or market now or may in the future market is alleged to cause negative reactions or adverse side effects or in the event any of these products causes injury, is alleged to be unsuitable for its intended purpose or is alleged to be otherwise defective.  For example, in the past we were named as a defendant in numerous lawsuits as a result of our detailing of Baycol® on behalf of Bayer Corporation (Bayer).  Product liability claims, regardless of their merits, could be costly and divert management’s attention from our business operations; could adversely affect our reputation and the demand for our services; and could result in substantial civil, criminal, or other sanctions.  Additionally, such litigation may incur investigation or enforcement action by the FDA, Department of Justice, state agencies, or other legal authorities, and may result in substantial civil, criminal, or other sanctions.  Any action against us, even if we successfully defend against it, could have a material adverse effect on our business and results of operations.  While we rely on contractual indemnification provisions with our customers to protect us against certain product liability related claims, we cannot assure you that these provisions will be fully enforceable or that they will provide adequate protection against claims intended to be covered.  We currently have product liability insurance in the aggregate amount of $5.0 million but cannot ensure that our insurance will be sufficient to cover fully all potential claims.  Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all.

PDI, Inc.
Annual Report on Form 10-K

If we do not increase our revenues and successfully manage the size of our operations, our business, financial condition and results of operations could be materially and adversely affected.

The majority of our operating expenses are personnel-related costs such as employee compensation and benefits as well as the cost of infrastructure to support our operations, including facility space and equipment.  During 2009, we instituted a number of cost-saving initiatives, including a reduction in employee headcount.  In addition, we are currently seeking to sublet unused office space in our Saddle River, New Jersey and Dresher, Pennsylvania facilities, although there is no guarantee that we will be able to successfully sublet this unused office space, particularly in light of the current economic and financial crisis.  If we are unable to achieve revenue growth in the future or fail to adjust our cost infrastructure to the appropriate level to support our revenues, our business, financial condition and results of operations could be materially and adversely affected.

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

Changes in governmental regulation could negatively impact our business operations and increase our costs.

The pharmaceutical and life sciences industries are subject to a high degree of governmental regulation.  Significant changes in these regulations affecting the services we provide, including pharmaceutical product promotional and marketing research services and physician interaction programs, could result in the imposition of additional restrictions on these types of activities, additional costs to us in providing these services to our customers or otherwise negatively impact our business operations.  Changes in governmental regulations mandating price controls and limitations on patient access to our customers’ products could also reduce, eliminate or otherwise negatively impact our customers’ utilization of our sales and marketing services. In addition, potential healthcare reform legislation currently under consideration by the U.S. Congress could significantly increase our costs in providing healthcare benefits to our employees, including a possible mandate requiring that certain benefits be provided to our part-time employees.

Our failure, or that of our customers, to comply with applicable healthcare regulations could limit, prohibit or otherwise adversely impact our business activities and could result in substantial penalties.

Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical products.  The healthcare industry also is regulated by various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Violations of these regulations may incur investigation or enforcement action by the FDA, Department of Justice, state agencies, or other legal authorities, and may result in substantial civil, criminal, or other sanctions.  Sanctions for violating the fraud and abuse laws also may include possible exclusion from Medicare, Medicaid and other federal or state healthcare programs.  Additionally, violations of these regulations could result in litigation which could result in substantial civil, criminal, or other sanctions.  Further, violations of these regulations may, among other things, limit or prohibit our or our customers’ current or business activities, subject us or our customers to adverse publicity, and increase the cost of regulatory compliance. Sanctions for violating these laws include civil and criminal fines and penalties and possible exclusion from Medicare, Medicaid and other federal or state healthcare programs. Although we believe our current business arrangements do not violate these laws, we cannot assure you that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition or results of operations, even if we successfully defend against such claims.  While we rely on contractual indemnification provisions with our customers to protect us against certain claims, we cannot assure you that these provisions will be fully enforceable or that they will provide adequate protection against claims intended to be covered.

We have and may continue to experience additional impairment charges of our goodwill and other intangible assets.

We are required to evaluate goodwill for impairment at least annually, and between annual tests if events or circumstances warrant such a test.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  We currently have five reporting units; however, only one reporting unit, Pharmakon, includes goodwill.  If we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If our projected long-term sales growth rate, profit margins or terminal growth rate are considerably lower and/or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a non-cash goodwill impairment loss in our statement of operations. During the year ended December 31, 2009, we recorded an impairment charge of $18.1 million related to goodwill and other intangible assets. See Note 6, Goodwill and Other Intangible Assets, in Part II – “Financial Statements and Supplementary Data” for further information.

PDI, Inc.
Annual Report on Form 10-K

If our insurance and self-insurance reserves are insufficient to cover our future liabilities for workers compensation, automobile and general liability and employee health care benefits, our business,  financial condition and results of operations could be materially and adversely affected.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability and employee health care benefits.  Although we have reserved for these liabilities not covered by third-party insurance, our reserves are based on estimates developed using actuarial data as well as historical trends.  Any projection of these losses is subject to a high degree of variability and we may not be able to accurately predict the number or value of the claims that occur in the future.  In the event that our actual liability exceeds our reserves for any given period or if we are unable to control rapidly increasing health care costs, our business, financial condition and results of operations could be materially and adversely affected.

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

During the fourth quarter of 2009, we exited our Saddle River, New Jersey facility and relocated our corporate headquarters to a smaller, less costly and more strategically located office space in Parsippany, New Jersey.  We are currently seeking to sublease our third floor office space, approximately 47,000 square feet, in Saddle River, New Jersey.  At December 31, 2009, we had future minimum lease payments associated with the Saddle River, New Jersey facility totaling $14.2 million offset by future minimum sublease rental income totaling $5.7 million.  Additionally, we are currently seeking to sublease approximately 22,100 square feet of unused space at our Dresher, Pennsylvania facility.  There can be no assurance, however, that we will be able to successfully sublet any or all of our unused office space, on favorable terms or at all, particularly in light of the current economic conditions.  The recognition of these charges requires estimates and judgments regarding lease termination costs and other exit costs when these actions take place.  Actual results may vary from these estimates.

PDI, Inc.
Annual Report on Form 10-K

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

The market for our common stock is volatile.  During 2009, our stock traded at a low of $2.80 and a high of $6.25.  In 2008, our stock traded at a low of $3.10 and a high of $9.40.  The trading price of our common stock has been and will continue to be subject to:

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

PDI, Inc.
Annual Report on Form 10-K

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

Our corporate headquarters are located in, and our Sales Services and PC Services segments are operated out of Parsippany, New Jersey where we lease approximately 23,000 square feet.  The lease runs through June 30, 2017.  We also lease approximately 84,000 square feet of office space in Saddle River, New Jersey (our former corporate headquarters), which lease terminates in January 2016 and is cancellable on June 30, 2015.  We have entered into two subleases for a combined total of approximately 37,000 square feet at our Saddle River facility which run for the remaining term of our lease.  TVG operates out of a 38,000 square foot facility in Dresher, Pennsylvania under a lease that runs for a term of approximately 12 years, which began in December 2004.  Our Marketing Services business unit, TVG, entered into two subleases in August and October of 2007, each for terms of five years, and are approximately 3,000 and 4,900 square feet, respectively.  Our Marketing Services business unit, Pharmakon, operates out of a 6,700 square foot facility in Schaumburg, Illinois under a lease that expires in February 2015.  We believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

We are seeking to sublease approximately 22,100 square feet and approximately 47,000 square feet of unused office space at our Dresher and Saddle River locations, respectively. There can be no assurance, however, that we will be able to successfully sublet unused office space, on favorable terms or at all, particularly in light of current economic conditions.

ITEM 3.	LEGAL PROCEEDINGS

Bayer-Baycol Litigation

We were named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer in the United States until early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as us, to provide detailing services on its behalf pursuant to contract sales force agreements.  In February 2003, we entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of our defense costs in pending and prospective proceedings and to indemnify us in these lawsuits, subject to certain limited exceptions.  We did not incur any costs or expenses relating to these matters during the years ended December 31, 2009, 2008 and 2007.  In July 2009, the final Baycol lawsuit in which we were named as a defendant was dismissed, and as of December 31, 2009, there were no pending Baycol-related claims against us.

PDI, Inc.
Annual Report on Form 10-K

Other Legal Proceedings

We are currently a party to other legal proceedings incidental to our business.  As required, we have accrued our estimate of the probable costs for the resolution of these claims. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flow, litigation is subject to inherent uncertainties.  Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial condition or results of operations.  Legal fees are expensed as incurred.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “PDII.”  The price range per share of common stock presented below represents the highest and lowest sales price for our common stock on the Nasdaq Global Market for the last two years by quarter:

	2009		2008
	HIGH	LOW	HIGH	LOW
First quarter	$6.25	$2.80	$9.40	$7.01
Second quarter	$4.56	$2.93	$9.15	$7.61
Third quarter	$5.83	$3.90	$9.23	$7.22
Fourth quarter	$5.27	$3.78	$7.80	$3.10

Holders

We had 324 stockholders of record as of March 1, 2010.  Not reflected in the number of record holders are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.  Future earnings, if any, will be used to finance the future operation and growth of our business.

Securities Authorized For Issuance under Equity Compensation Plans

We have in effect a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  All equity compensation plans have been approved by security holders.  The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2009:

PDI, Inc.
Annual Report on Form 10-K

Equity Compensation Plan Information
Year Ended December 31, 2009
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2004 Stock Award and Incentive Plan, 2000 Omnibus Incentive Compensation Plan, and 1998 Stock Option Plan)	236,355	$23.79	980,294

Equity compensation plans not approved by security holders	-	-	-
Total	236,355	$23.79	980,294

Issuer Purchases of Equity Securities

From time-to-time, we repurchase our common stock on the open market or in privately negotiated transactions or both.  On November 7, 2006, we announced that our Board of Directors authorized us to repurchase up to one million shares of our common stock, none of which have been repurchased.  We did not repurchase any shares of our common stock on the open market during the years ended December 31, 2009, 2008 or 2007.  Any future repurchases of shares will be made from available cash.

Comparative Stock Performance Graph

The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock, based on the market price of our common stock, with the total return of companies included within the Nasdaq Composite Index and the Nasdaq Biotech Index (NDQBTI) for the period commencing December 31, 2004 through December 31, 2009.  The calculation of total cumulative return assumes a $100 investment in our common stock and the Nasdaq Composite Index on December 31, 2004, and the reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.  The operations data for the years ended December 31, 2009, 2008, and 2007 and the balance sheet data at December 31, 2009 and 2008 are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.  The operations data for the years ended December 31, 2006 and 2005 and the balance sheet data at December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements that are not included in this Form 10-K.  The historical results are not necessarily indicative of the results to be expected in any future period.  No cash dividends have been declared for any period.

PDI, Inc.
Annual Report on Form 10-K

(in thousands, except per share data)	2009	2008	2007	2006		2005
Continuing operations data:
Total revenues, net	$84,871	$112,528	$117,131	$239,242		$305,205
Gross profit	26,280	4,513 (3)	31,615	55,844		52,402

Operating expenses	48,739 (1)	40,917 (4)	45,853 (5)	49,931	(6)	65,064 (7)
Asset impairment	18,118 (2)	23	42	-		6,178 (8)
Total operating expenses	66,857	40,940	45,895	49,931		71,242

(Loss) income from continuing operations	$(33,560)	$(34,461)	$(9,974)	$11,375		$(11,407)

Per share data from continuing operations:
(Loss) income per share of common stock
Basic	$(2.36)	$(2.42)	$(0.70)	$0.81		$(0.79)
Diluted	$(2.36)	$(2.42)	$(0.70)	$0.81		$(0.79)

Weighted average number of shares outstanding:
Basic	14,219	14,240	14,150	14,046		14,366
Diluted	14,219	14,240	14,150	14,075		14,366

Balance sheet data:
Cash and short-term investments	$72,627	$90,233	$106,985	$114,684		$97,634
Working capital	71,631	81,639	110,739	112,186		92,264
Total assets	109,776	149,036	179,554	201,636		200,159
Total long-term debt	-	-	-	-		-
Stockholders' equity	74,890	107,107	140,189	149,197		135,610
________________

(1)	Includes $8.7 million in facilities realignment costs. See Note 16, Facilities Realignment, to the consolidated financial statements for additional details.
(2)
Represents $18.1 million in non-cash charges for the impairment of goodwill and intangible assets related to our Pharmakon business unit.  See Note 6, Goodwill and Other Intangible Assets, to the consolidated financial statements for additional details.

(3)	Includes $10.3 million in charges related to an accrued contract loss. See Note 11, Product Commercialization Contract, to the consolidated financial statements for additional details.
(4)
Includes $1.2 million in charges for executive severance costs and $0.1 million in facilities realignment costs.  See Notes 15, Executive Severance, and Note 16, Facilities Realignment, to the consolidated financial statements for additional details.

(5)	Includes $1.0 million in charges for facilities realignment costs. See Note 16, Facilities Realignment, to the consolidated financial statements for additional details.
(6)	Includes $4.0 million in credits to legal expense related to the settlement of certain litigation matters and $2.0 million in charges for facilities realignment costs.
(7)	Includes $5.7 million for executive severance costs and $2.4 million for facilities realignment costs.
(8)
Asset impairment charges include a $3.3 million non-cash charge for the impairment of the goodwill associated with the Shared Sales Teams business unit; and a $2.8 million non-cash charge for the impairment of the Siebel sales force automation platform.

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

OVERVIEW

We are a leading provider of outsourced promotional services in the United States to pharmaceutical companies.  Additionally, we provide marketing research and physician interaction programs to the same customer base.  Our services offer customers a range of promotional options for the commercialization of their products throughout those products’ lifecycles, from development through maturity.

Our business depends in large part on demand from the pharmaceutical and healthcare industries for outsourced sales and marketing services.  In recent years, this demand has been adversely impacted by certain industry-wide factors affecting pharmaceutical companies, including, among other things, pressures on pricing and access, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment and decreased pipeline productivity.  Recently, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue.  Additionally, a number of pharmaceutical companies have recently made changes to their commercial models by reducing the number of sales representatives employed internally and through outside organizations like PDI.  A very significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore been significantly impacted by cost control measures implemented by these companies, including a substantial reduction in the number of sales representatives deployed.  These trends culminated in the expiration or termination of a number of our significant sales force contracts during the past three years, which resulted in a significant decrease in our revenue.  This reduction in demand for outsourced pharmaceutical sales and marketing services has been further exacerbated by the recent economic and financial crisis occurring worldwide.  For example, during 2008 and 2009, certain Marketing Services customers delayed the implementation or reduced the scope of a number of marketing initiatives.  In addition, we continue to experience a high degree of customer concentration, and this trend may continue as a result of recent and continuing consolidation within the pharmaceutical industry.  If companies in the life sciences industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of pharmaceutical sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth of our Sales Services and Marketing Services businesses, which provide our pharmaceutical company customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships.  In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers’ product portfolios and therefore we expect the market share penetration of outsourced sales organizations to increase in order to address these needs.  We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the best-in-class outsourced promotional services organization in the United States.  In addition, we also continue to focus on enhancing our commercialization capabilities by aggressively promoting and broadening the depth of the value-added service offerings of our existing Marketing Services segment.

DESCRIPTION OF REPORTING SEGMENTS

For the year ended December 31, 2009, our three reporting segments were as follows:

♦	Sales Services, which is comprised of the following business units:
•	Dedicated Sales Teams; and
•	Shared Sales Teams.
♦	Marketing Services, which is comprised of the following business units:
•	Pharmakon; and
•	TVG Marketing Research and Consulting (TVG).
♦	Product Commercialization Services (PC Services).

Selected financial information for each of these segments is contained in Note 19, Segment Information, to the consolidated financial statements and in the discussion under “Consolidated Results of Operations.”

PDI, Inc.
Annual Report on Form 10-K (continued)

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes.  These assumptions and estimates are inherently uncertain.  Outlined below are accounting policies, which are important to our financial position and results of operations, and require the most significant judgments on the part of our management in their application.  Some of those judgments can be subjective and complex.  Management’s estimates are based on historical experience, information from third-party professionals, facts and circumstances available at the time and various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.  Additionally, changes in estimates could have a material impact on our consolidated results of operations in any one period.  For a summary of all of our significant accounting policies, including the accounting policies discussed below, see Note 1, Nature of Business and Significant Account Policies, to our consolidated financial statements.

Revenue and Cost of Services

We recognize revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.  Many of the product detailing contracts allow for additional periodic incentive fees to be earned if certain performance benchmarks have been attained.

Revenue under pharmaceutical detailing contracts is generally based on the number of physician details made or the number of sales representatives utilized.  With respect to risk-based contracts, all or a portion of revenues earned are based on contractually defined percentages of either product revenues or the market value of prescriptions written and filled in a given period.  These contracts are generally for terms of one to two years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 90 days’ notice.  Certain contracts provide for termination payments if the customer terminates the agreement without cause.  Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination.

Revenue earned from incentive fees is recognized in the period earned and when we are reasonably assured that payment will be made.  Under performance based contracts, revenue is recognized when the performance criteria has been achieved.  Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commission based revenue is recognized when performance is completed.  Revenue from recruiting and hiring contracts is recognized at the time the candidate begins full-time employment less a provision for sales allowances based on contractual commitments and historical experience.

The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on our business, financial condition or results of operations.  Historically, we have derived a significant portion of service revenue from a limited number of customers.  Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate.  As a result, we are likely to continue to experience significant customer concentration in future periods.  For the year ended December 31, 2009 our two largest customers, who each individually represented 10% or more of our service revenue, together accounted for approximately 58.5% of our service revenue.  For the years ended December 31, 2008 and 2007, our three largest customers, who each individually represented 10% or more of our service revenue, together accounted for approximately 52.5% and 37.9% of our service revenue, respectively.  See Note 14, Significant Customers, to our consolidated financial statements for additional information.

Revenue under marketing service contracts are generally based on a series of deliverable services associated with the design and execution of interactive promotional programs or marketing research/advisory programs.  The contracts are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business and results of operations.  Due to the typical size of most TVG contracts, it is unlikely the loss or termination of any individual TVG contract would have a material adverse effect on our business, financial condition or results of operations.

Revenue from certain promotional contracts that include more than one service offering is accounted for as multiple-element arrangements.  For these contracts, the deliverable elements are divided into separate units of accounting provided the following criteria are met: the price is fixed and determinable; the delivered elements have stand-alone value to the customer; there is objective and reliable evidence of the fair value of the undelivered elements; and there is no right of return or refund.  The contract revenue is then allocated to the separate units of accounting based on their relative fair values.  Revenue and cost of services are recognized for each unit of accounting separately as the related services are rendered.

PDI, Inc.
Annual Report on Form 10-K (continued)

Revenue from marketing research contracts is recognized upon completion of the contract.  These contracts are generally short-term in nature typically lasting from two to six months.

Cost of services consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Cost of services include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses.  These costs are expensed as incurred.

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

Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract.  For the majority of our contracts, training costs are reimbursable out-of-pocket expenses.  For contracts where we are responsible for training costs, these costs are deferred and amortized on a straight-line basis over the shorter of the life of the contract to which they relate or 12 months.

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

We test goodwill for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  We test goodwill for impairment at the reporting unit level, which is one level below its operating segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  We currently have five reporting units; however, only one reporting unit, Pharmakon, includes goodwill.  We tested goodwill by estimating the fair value of the reporting unit using a discounted cash flow model and a market multiple approach.  The estimated fair value of the reporting unit is then compared with its carrying value including goodwill, to determine if any impairment exists.  In assessing the recoverability of goodwill, projections regarding the highest and best use of estimated future cash flows and other factors are made to determine the fair value of the respective reporting units.  The key estimates and factors used in the discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value and a market participant’s weighted-average cost of capital used to discount future cash flows.  During our 2009 annual impairment testing as of December 31, 2009, we recognized an $8.5 million impairment charge.

PDI, Inc.
Annual Report on Form 10-K (continued)

We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  During the fourth quarter of 2009, we recognized an impairment charge of $9.6 million related to our customer relationships and tradename. In addition, future events impacting cash flows for existing assets could render a write-down or write-off necessary that was not previously required.

While we use available information to prepare our estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in additional impairment and losses related to recorded goodwill or long-lived asset balances.

Contingencies

In the normal course of business, we are subject to various contingencies.  Loss contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated.  We are currently involved in certain legal proceedings and, as required, we have accrued our estimate of the probable costs for the resolution of these claims.  These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  Predicting the outcome of claims and litigation is an inherently subjective and complex process and estimating related costs and exposures involves substantial uncertainties that may cause actual results to differ materially from our estimates.

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

We operate in multiple tax jurisdictions and provide taxes in each jurisdiction where we conduct business and are subject to taxation.  The breadth of our operations and the complexity of the various tax laws require assessments of uncertainties and judgments in estimating the ultimate taxes we will pay.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits.  We have established estimated liabilities for uncertain federal and state income tax positions. These accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process.  We adjust these accruals as facts and circumstances change, such as the progress of a tax audit. We believe that any potential audit adjustments will not have a material adverse effect on our financial condition or liquidity. However, any adjustments made may be material to our consolidated results of operations for a reporting period.

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences.  The realization of these assets is dependent on generating future taxable income.  We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  Our recent operating results and projections of future income weighed heavily in our overall assessment.  The minimum amount of future taxable income that would have to be generated to realize our net deferred tax assets is approximately $46 million and the existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets.  As a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2009 and 2008 because we determined that it was more likely than not that these assets would not be realized.

PDI, Inc.
Annual Report on Form 10-K (continued)

Self-Insurance Accruals

We are self-insured for benefits paid under employee healthcare programs.  Our liability for healthcare claims is estimated using an underwriting determination which is based on the current year’s average lag days between when a claim is incurred and when it is paid.  We maintain stop-loss coverage with third-party insurers to limit our total exposure on all of these programs.  Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.  Management reviews the self-insurance accruals on a quarterly basis.  Actual results may vary from these estimates, resulting in an adjustment in the period of the change in estimate.  Prior to October 1, 2008, we were also self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars.  Beginning October 1, 2008, we became fully insured through an outside carrier for these losses.  Our liability for claims filed and claims incurred but not reported prior to October 1, 2008 is estimated on an actuarial undiscounted basis supplied by our insurance brokers and insurers using individual case-based valuations and statistical analysis. These estimates are based upon judgment and historical experience.  The final cost of many of these claims may not be known for five years or longer.

 Stock Compensation Costs

The compensation cost associated with the granting of stock-based awards is based on the grant date fair value of the stock award. We recognize the compensation cost, net of estimated forfeitures, over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved.  Forfeitures are initially estimated based on historical information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures.  As a result, changes in forfeiture activity can influence the amount of stock compensation cost recognized from period-to-period.

We primarily use the Black-Scholes option pricing model to determine the fair value of stock options and stock-based stock appreciation rights (SARs). The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by our stock price as well as assumptions made regarding a number of complex and subjective variables.  These assumptions include: our expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield.  Our assumptions are more fully described in Note 13, Stock-Based Compensation, to our consolidated financial statements.

Changes in the valuation assumptions could result in a significant change to the cost of an individual award.  However, the total cost of an award is also a function of the number of awards granted, and as result, we have the ability to manage the cost and value of our equity awards by adjusting the number of awards granted.

Restructuring, Facilities Realignment and Related Costs

From time-to-time, in order to consolidate operations, downsize and improve operating efficiencies, we recognize restructuring or facilities realignment charges.  The recognition of these charges requires estimates and judgments regarding employee termination benefits, lease termination costs and other exit costs to be incurred when these actions take place.  We reassess the cost to compete the restructurings and facility realignment and related costs on a quarterly basis.  These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control; resulting in changes to these estimates in current operations.

BASIS OF PRESENTATION

Revenue, net

We derive revenues primarily from:

•	pharmaceutical detailing contracts based on the number of physician details made or the number of sales representatives utilized; and

•	marketing service contracts based on a series of deliverable services associated with the design and execution of interactive promotional programs or marketing research/advisory programs.

Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the benchmarks have been achieved.

PDI, Inc.
Annual Report on Form 10-K (continued)

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

Asset impairment

These charges are associated with the impairment of goodwill or other long-lived assets at the Pharmakon reporting unit.

Facilities realignment

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

PDI, Inc.
Annual Report on Form 10-K (continued)

	Years Ended December 31,
Continuing operations data	2009	2008	2007
Revenue, net	100.0%	100.0%	100.0%
Cost of services	69.0%	96.0%	73.0%
Gross profit	31.0%	4.0%	27.0%

Operating expenses:
Compensation expense	26.3%	20.3%	20.9%
Other selling, general and administrative	20.6%	14.9%	17.3%
Asset impairment	21.3%	0.0%	0.0%
Executive severance	0.3%	1.1%	0.0%
Facilities realignment	10.3%	0.1%	0.9%
Total operating expenses	78.8%	36.4%	39.2%

Operating loss	(47.8%)	(32.4%)	(12.2%)
Other income, net	0.2%	2.5%	5.2%

Loss before income tax	(47.6%)	(29.8%)	(7.0%)
Income tax (benefit) expense	(8.1%)	0.8%	1.5%
Net loss	(39.5%)	(30.6%)	(8.5%)

Comparison of 2009 and 2008

	Sales	Marketing	PC
(in thousands)	Services	Services	Services	Eliminations	Consolidated
Year ended December 31, 2009:
Revenue	$73,232	$16,748	$-	$(5,109)	$84,871
Cost of Services	$57,541	$8,704	$(2,497)	$(5,157)	$58,591
Gross Profit	$15,691	$8,044	$2,497	$48	$26,280
Gross Profit %	21.4%	48.0%	-	0.9%	31.0%

Year ended December 31, 2008:
Revenue	$89,656	$23,872	$(1,000)	$-	$112,528
Cost of Services	$71,266	$14,121	$22,628	$-	$108,015
Gross Profit	$18,390	$9,751	$(23,628)	$-	$4,513
Gross Profit %	20.5%	40.8%	-	-	4.0%

Revenue, net

Revenue for the year ended December 31, 2009 was $84.9 million, or 24.6% less than revenue of $112.5 million for the year ended December 31, 2008.  Sales Services’ revenue for the year ended December 31, 2009 decreased by approximately $16.4 million, or 18.3%, as compared to the year ended December 31, 2008 primarily due to a reduction in sales force engagements.  Sales Services’ revenue from new contracts and expansions of existing contracts was more than offset by lost revenue from the internalization of our contract sales force by one of our long-term customers and the expiration or termination of certain sales force arrangements in effect during 2008.

Marketing Services’ revenue for the year ended December 31, 2009 decreased by approximately $7.1 million, or 29.8%, as compared to the year ended December 31, 2008. This was primarily attributable to a decrease in revenue within our TVG business unit of $2.8 million due to fewer projects in 2009, and a decrease in our Pharmakon business unit of $2.0 million due to a reduction in the number of projects performed for its two largest customers due to delays in the implementation or reduced scope of a number of marketing initiatives in the first six months of 2009.  The segment was also affected by a decrease in revenue of approximately $2.3 million in our Vital Issues in Medicine business unit which closed in 2009.

PDI, Inc.
Annual Report on Form 10-K (continued)

PC Services had no revenue for the year ended December 31, 2009 and had negative revenue of $1.0 million for the year ended December 31, 2008 due to a non-refundable upfront payment made to Novartis as per the terms of our former promotion agreement.

Cost of services

Cost of services for the year ended December 31, 2009 was $58.6 million, or 45.8% less than the cost of services of $108.0 million for the year ended December 31, 2008.  Sales Services’ cost of services decreased for the year ended December 31, 2009 versus the comparable prior year period primarily due to a reduction in the average sales representative headcount and related costs correlating to an overall reduction in the number and size of our sales force engagements.  Marketing Services’ cost of services decreased $5.4 million for the year ended December 31, 2009 versus the comparable prior year period due to the decline in revenue attributable to the overall continued softness in the market for these types of services.  PC Services’ cost of services was a credit of $2.5 million for the year ended December 31, 2009 due to the reversal of the excess amount of our 2008 contract loss accrual.  PC Services had cost of services of $22.6 million for the year ended December 31, 2008, including $10.3 million that was recorded in the fourth quarter of 2008 related to the accrued contract loss.  See Note 11, Product Commercialization Contract, to our consolidated financial statements for additional details.

Gross profit

The overall increase in gross profit percentage from 4.0% for the year ended December 31, 2008 to 31.0% for the year ended December 31, 2009 was primarily the result of the impact of our product commercialization contract with Novartis.  The year ended December 31, 2009 benefited from the reversal of the excess contract loss accrual of approximately $2.5 million associated with the settlement of our promotional agreement within PC Services.  The year ended December 31, 2008 had negative gross profit of approximately $23.6 million associated with the promotion agreement, including $10.3 million related to the contract loss accrual mentioned above.  Sales Services’ gross profit percentages were 21.4% and 20.5% for the years ended December 31, 2009 and 2008, respectively.  The 2009 increase in gross profit was attributable to an increase in gross profit percentage within the Shared Sales Teams business unit due to: lower fuel and mileage reimbursement costs; lower insurance costs; and certain operating efficiencies within our Shared Sales Teams.  Gross profit percentage for the Marketing Services increased to 48.0% for the year ended December 31, 2009 from 40.8% for the year ended December 31, 2008. This increase was driven by improved margins at Pharmakon and TVG, both of which had increases of approximately five percentage points, as well as closing our lower-margin Vital Issues in Medicine business unit during the quarter ended September 30, 2009.  The Pharmakon margin improvement was driven primarily by a change in its product mix on a year-over-year basis.

 Note: Compensation expense and Other selling, general and administrative (other SG&A) expense amounts for each segment include allocated corporate overhead.

Compensation expense (in thousands)

Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	revenue	Services	revenue	Services	revenue	Total	revenue
2009	$13,601	18.6%	$8,335	49.8%	$374	-	$22,310	26.3%
2008	13,176	14.7%	8,361	35.0%	1,301	-	22,838	20.3%
Change	$425		$(26)		$(927)		$(528)

The decrease in compensation expense for the year ended December 31, 2009 was primarily the result of 2008 costs of approximately $0.5 million related to replacing our former chief executive officer not recurring in 2009.  As a percentage of revenue, compensation expense for the year ended December 31, 2009 increased to 26.3% as compared to 20.3% for the year ended December 31, 2008.  This percentage increase was primarily due to the decrease in revenue in 2009.  The increase in Sales Services was primarily attributable to greater recruiting and hiring costs during the year ended December 31, 2009. Marketing Services’ compensation expense was comparable in both periods. Compensation expense for the year ended December 31, 2009 in Marketing Services included approximately $0.8 million in severance costs which were essentially offset by our savings from headcount reductions.

PC Services’ compensation expense decreased for the year ended December 31, 2009 as compared to the prior year period as a result of the April 2009 termination of our promotion agreement within PC Services.

PDI, Inc.
Annual Report on Form 10-K (continued)

Other selling, general and administrative expenses (in thousands)

Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	revenue	Services	revenue	Services	revenue	Total	revenue
2009	$13,181	18.0%	$4,017	24.0%	$276	-	$17,474	20.6%
2008	11,745	13.1%	3,872	16.2%	1,150	-	16,767	14.9%
Change	$1,436		$145		$(874)		$707

Total other selling, general and administrative expenses increased by approximately $0.7 million, or 4.2%, for the year ended December 31, 2009.  This increase was primarily due to higher consulting costs, partially offset by lower facility and depreciation costs.  As a percentage of revenue, other selling, general and administrative expenses increased to 20.6% in 2009 from 14.9% in 2008. This percentage increase can be attributed to lower revenue in 2009.  The increase in the Sales Services segment of $1.4 million was primarily due to the redistribution of corporate costs that were allocated to PC Services in 2008.

Executive severance

For the year ended December 31, 2009, we incurred approximately $0.2 million in executive severance costs associated with the departure of an executive in Marketing Services.  During the year ended December 31, 2008, we incurred approximately $1.2 million in executive severance costs that related to the departure of our former chief executive officer and an executive departure in Marketing Services.

Asset impairment

For the year ended December 31, 2009, we incurred approximately $18.1 million in asset impairment charges within Marketing Services.  These impairment charges were associated with the write-down of goodwill of $8.5 million and other intangible assets of $9.6 million in our Pharmakon business unit.  The recent decline in revenue from significant customers in the business unit, the decrease in new business generated by this business unit and uncertain economic conditions within the United States and the pharmaceutical industry were the main factors contributing to the impairment.

Facilities realignment

For the year ended December 31, 2009, Sales Services incurred charges of approximately $4.7 million related to office space at our Saddle River facility and approximately $1.9 million related to the impairment of fixed assets associated with the office space.  For the year ended December 31, 2009, Marketing Services incurred charges of approximately $1.4 million related to office space at our Dresher facility and approximately $0.7 million related to the impairment of fixed assets associated with the office space.  In 2008, we had charges of approximately $75,000 related to the excess office space at our Dresher facility.

Operating loss

There was an operating loss of $40.6 million and $36.4 million during the years ended December 31, 2009 and 2008, respectively.  The operating loss in 2009 was primarily attributable to the asset impairment charges of $18.1 million and the facilities realignment charges of $8.7 million discussed above.  The operating loss in 2008 is primarily attributable to the $26.2 million in negative revenue and expenses associated with our promotional program within PC Services in 2008.  Excluding the impact of the asset impairment and facilities realignment charges, both the 2009 and 2008 operating results were negatively impacted by declining revenues over relatively flat operating expenses.

Other income, net

Other income, net for the years ended December 31, 2009 and 2008 was approximately $0.2 million and $2.8 million, respectively, and consisted primarily of interest income.  The decrease in interest income is primarily due to lower interest rates and lower average cash balances for the year ended December 31, 2009.

Provision for income taxes

We recorded a benefit for income tax of $6.8 million in 2009 and a provision for income taxes of $0.9 million for 2008.  Our overall effective tax rate was a benefit of 16.9% and a provision of 2.6% for 2009 and 2008, respectively.  The tax benefit for 2009 was primarily attributable to the ability to carry back federal net operating losses to additional tax years under the Worker, Homeownership, and Business Assistance Act, (the “Act”) passed in November 2009.  Prior to the passing of the Act, we had established a full valuation allowance against our net operating losses.   In connection with the impairment of goodwill at the Pharmakon business unit during 2009, the deferred tax liability at December 31, 2008 reversed and resulted in a current year tax benefit of approximately $1.4 million.

PDI, Inc.
Annual Report on Form 10-K (continued)

Comparison of 2008 and 2007

	Sales	Marketing	PC
(in thousands)	Services	Services	Services	Consolidated
Year ended December 31, 2008:
Revenue, net	$89,656	$23,872	$(1,000)	$112,528
Cost of Services	$71,266	$14,121	$22,628	$108,015
Gross Profit	$18,390	$9,751	$(23,628)	$4,513
Gross Profit %	20.5%	40.8%	-	4.0%

Year ended December 31, 2007:
Revenue, net	$86,766	$30,365	$-	$117,131
Cost of Services	$68,554	$16,962	$-	$85,516
Gross Profit	$18,212	$13,403	$-	$31,615
Gross Profit %	21.0%	44.1%	-	27.0%

Revenue, net

The decrease in total revenues of $4.6 million, or 3.9%, was primarily related to a decrease in revenue in Marketing Services. Sales Services revenue increased by $2.9 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to new and expanded sales force engagements for our Shared Sales Teams business unit during 2008, which contributed to a 32.6% increase in that business unit’s revenue.

Revenue for Marketing Services decreased by approximately 21.4% as revenue at our TVG and our Pharmakon business units was lower due in part to a decrease in new projects as well as the curtailment or postponement of certain existing projects within these business units.  Pharmakon revenue decreased by 28.5% as its two major customers postponed many of their projects with Pharmakon due to budget constraints.

PC Services recorded negative revenue of $1.0 million.  This pertained to a non-refundable upfront payment we made to Novartis as per the terms of our promotion agreement.  This segment had no revenue in 2007.

Cost of services

The increase of approximately $22.5 million in costs of services was primarily attributed to cost of services of $22.6 million associated with our promotional program within PC Services for the year ended December 31, 2008.  Included within that amount is $10.3 million associated with an accrued contract loss, which represented the future loss expected to be incurred by us to fulfill our contractual obligations under the promotional program until February 1, 2010, the early termination date for this program.  See Note 11, Product Commercialization Contract, to our consolidated financial statements for more details.  This segment had no activity in the year ended December 31, 2007.  Sales Services had an increase of $2.7 million in cost of services, which is primarily attributable to the increase in revenue at the Shared Sales Teams business unit.  Cost of services within Marketing Services decreased approximately $2.8 million, or 16.7% primarily due to the decrease in new projects and the curtailment or postponement of certain existing projects at our Pharmakon business unit.

Gross profit

Gross profit in Sales Services increased slightly on higher revenue for the year ended December 31, 2008 as compared to year ended December 31, 2007.  For the year ended December 31, 2007, we recognized $0.6 million in revenue associated with a contract with a former emerging pharmaceutical customer for services performed for the year ended December 31, 2006.  Because of the uncertainty surrounding collections, we recognized revenue from this customer on a cash basis and all costs associated with this contract were recognized in the year ended December 31, 2006.

PDI, Inc.
Annual Report on Form 10-K (continued)

The decrease in gross profit attributable to Marketing Services was commensurate with the decrease in revenue discussed above as total gross profit decreased at all three business units within Marketing Services.  The gross profit percentage decreased to 40.8% for the year ended December 31, 2008 from 44.1% in the comparable prior year period primarily due to a decrease in margin percentage at our TVG business unit attributed to a change in product mix.

PC Services’ negative gross profit was attributable to our sales force, promotional costs and contract loss accrual associated with our promotional program plus the $1.0 million non-refundable upfront payment we made to Novartis as per the terms of our promotion agreement.

 (Note: Compensation and Other selling, general and administrative (other SG&A) expense amounts for each segment include allocated corporate overhead.)

Compensation expense (in thousands)

Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	revenue	Services	revenue	Services	revenue	Total	revenue
2008	$13,176	14.7%	$8,361	35.0%	$1,301	-	$22,838	20.3%
2007	15,973	18.4%	8,543	28.1%	-	-	24,516	20.9%
Change	$(2,797)		$(182)		$1,301		$(1,678)

The decrease in compensation expense for the year ended December 31, 2008 was primarily a result of a reduction in incentive compensation accrued for the year ended December 31, 2008 due to our financial performance relative to the financial targets established for the year ended December 31, 2008 under our incentive compensation plan.  The decrease for both Sales Services and Marketing Services for the year ended December 31, 2008 can be attributed to the reason discussed above.

PC Services had compensation costs of $1.3 million.  This was primarily attributable to employee and sales services support costs.  There was no compensation expense attributable to this segment for the year ended December 31, 2007.

Other selling, general and administrative expenses (in thousands)

Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	revenue	Services	revenue	Services	revenue	Total	revenue
2008	$11,745	13.1%	$3,872	16.2%	$1,150	-	$16,767	14.9%
2007	15,295	17.6%	5,021	16.5%	-	-	20,316	17.3%
Change	$(3,550)		$(1,149)		$1,150		$(3,549)

Total other selling, general and administrative expenses decreased primarily due to the following: 1) a decrease in depreciation expense of approximately $0.7 million primarily due to the conversion to a new financial reporting system that was at a much lower capitalized cost than our previous system; 2) a decrease in net franchise taxes of approximately $1.0 million primarily due to the settlement of one state’s assessment for less than the $0.6 million that had been accrued in 2007; 3) a reduction in executive consulting of approximately $1.0 million; and 4) a reduction in business insurance expense of approximately $0.4 million.  As a percentage of revenue, other selling, general and administrative expenses decreased to 14.7% for the year ended December 31, 2008 from 17.1% for the year ended December 31, 2007.

Executive severance

For the year ended December 31, 2008, we incurred approximately $1.2 million in executive severance costs that related to the departure of our chief executive officer and one other executive.  In the year ended December 31, 2007, we did not have any executive severance costs.

Facilities realignment

For the year ended December 31, 2008, we had charges of approximately $75,000 related to the excess office space at our Dresher, Pennsylvania location.  For the year ended December 31, 2007, we had net charges of approximately $1.0 million primarily related to the impairment of fixed assets and other expenses related to our exiting the computer data center space at our Saddle River, New Jersey location in December 2007. Total charges for the year ended December 31, 2007 for Sales Services were approximately $1.0 million and approximately $26,000 was credited to Marketing Services.

PDI, Inc.
Annual Report on Form 10-K (continued)

Operating loss

The increased operating loss for the year ended December 31, 2008 was primarily attributable to the $26.2 million in negative revenue and expenses associated with our promotional program within PC Services.  This was partially offset by a reduction in our total operating expenses of approximately $5.0 million, or 10.8%.

Other income, net

Other income, net for the years ended December 31, 2008 and 2007 was approximately $2.8 million and $6.1 million, respectively, and consisted primarily of interest income.  The decrease in interest income for the year ended December 31, 2008 was primarily due to lower interest rates and lower average cash balances for that year.

Provision for income taxes

We recorded a provision for income taxes of $0.9 million for the year ended December 31, 2008 and $1.8 million for the year ended December 31, 2007.  Our overall effective tax rate was a provision of 2.6% and 21.5% for 2008 and 2007, respectively.  The tax provision for the year ended December 31, 2007 is primarily attributable to the full valuation allowance on the net deferred tax assets except for the basis difference in goodwill.  Federal tax attribute carryforwards at December 31, 2008, consisted primarily of approximately $29.2 million of net operating losses and $339,000 of capital losses.  In addition, at December 31, 2008, we had approximately $63.5 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they will begin to expire in 2027 and if the current state net operating losses are not utilized they begin to expire in 2009.  The capital losses can only be utilized against capital gains and $339,000 will expire in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had cash and cash equivalents and short-term investments of approximately $72.6 million and working capital of $71.6 million, compared to cash and cash equivalents and short-term investments of approximately $90.2 million and working capital of approximately $81.6 million at December 31, 2008. As of December 31, 2009 and 2008, we had no outstanding commercial debt.

During the years ended December 31, 2009 and 2008, net cash used in operating activities was $16.0 million and $16.0 million, respectively.  The main components of cash used in operating activities during the year ended December 31, 2009 was a net loss of $33.6 million, a reduction in the accrued contract loss of $10.0 million and a $3.3 million increase in income tax receivable.  This was partially offset by a reduction in accounts receivable of $3.9 million and non-cash items of $23.6 million. The net non-cash items consist primarily of asset impairment charges of $18.1 million, depreciation and amortization of $2.8 million, non-cash facility realignment charges of $2.6 million and stock-based compensation of $1.4 million.

As of December 31, 2009, we had $3.5 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits on contracts in progress are earned and billed within a few months of the period they are originally recognized.  As of December 31, 2009, we had approximately $6.8 million of unearned contract revenue.  Unearned contract revenue represents amounts billed to customers for services that have not been performed.  These amounts are recorded as revenue in the periods when earned.

For the year ended December 31, 2009, net cash used in investing activities was approximately $1.6 million as compared to net cash provided by investing activities of $6.9 million during the year ended December 31, 2008.  For the year ended December 31, 2009, this consisted of capital expenditures of $1.7 million which were primarily associated with our new corporate office and with a new sales force automation platform.

During 2009 and 2008, net cash used in financing activities was approximately $63,000 and $62,000, respectively.  This represents shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

We had standby letters of credit of approximately $5.7 million and $5.9 million at December 31, 2009 and 2008, respectively, as collateral for our existing insurance policies and our facility leases.  Our standby letters of credit automatically renew every year unless cancelled in writing by us with consent of the beneficiary, generally not less than 60 days before the expiry date.

PDI, Inc.
Annual Report on Form 10-K (continued)

We recorded facility realignment charges totaling approximately $6.1 million, $75,000 and $1.0 million during the years ended December 31, 2009, 2008 and 2007, respectively, that were for costs related to excess leased office space at our Saddle River, New Jersey and Dresher, Pennsylvania facilities.  We currently have secured subleases through the remainder of the lease term for approximately 37,000 square feet out of approximately 84,000 square feet at our Saddle River location and approximately 26 percent of the vacant space at our Dresher location has been subleased through 2012.  We are currently seeking to sublease the remaining excess space at both our Dresher and Saddle River locations.  A rollforward of the activity for the facility realignment accrual is as follows: (in thousands)

Balance as of December 31, 2007	$675
Accretion	13
Payments	(204)
Adjustments	75
Balance as of December 31, 2008	$559
Accretion	37
Payments	(442)
Additions	6,099
Balance as of December 31, 2009	$6,253

Charges for facility lease obligations relate to real estate lease contracts where we have exited certain space and are required to make payments over the remaining lease term (January 2016 for the Saddle River, New Jersey facility and November 2016 for the Dresher, Pennsylvania facility).  All lease termination amounts are shown net of projected sublease income.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  Our two largest customers in 2009 accounted for approximately 42.0% and 16.5%, respectively, or approximately 58.5% in the aggregate, of our revenue for the year ended December 31, 2009.  We believe that we will continue to experience a high degree of customer concentration. The loss or a significant reduction of business from any of our major customers, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.  In addition, Shared Sales Teams’ services to a significant customer are seasonal in nature, occurring primarily in the winter season.

The majority of our operating expenses are personnel-related costs such as employee compensation and benefits as well as the cost of infrastructure to support our operations, including facility space and equipment.  In 2009 we instituted a number of cost-saving initiatives, including a reduction in employee headcount and office relocation.  In addition, we are currently seeking to sublet additional unused office space in our Saddle River, New Jersey and Dresher, Pennsylvania facilities, although there is no guarantee that we will be able to successfully sublet this unused office space, particularly in light of the current economic and financial crisis.  If we are unable to achieve revenue growth in the future or fail to adjust our cost infrastructure to the appropriate level to support our revenues, our business, financial condition and results of operations could be materially and adversely affected.

Going Forward

Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $1.0 million in 2010.  We expect our working capital requirements to increase as a result of new customer contracts generally providing for longer than historical payment terms.

We continue to right-size our facilities and corporate structure on a go-forward basis.  In 2009, we incurred approximately $8.7 million in facilities realignment charges pertaining to office space at our Saddle River and Dresher facilities.  During the third quarter of 2009, management committed to a cost savings initiative to exit our three-floor Saddle River, New Jersey facility and relocate our corporate headquarters to a smaller, strategically located office space in Parsippany, New Jersey.  In November 2009, we signed a seven and one-half year lease for approximately 23,000 square feet of office space in Parsippany, New Jersey commencing on or about January 1, 2010.  The minimum lease payments associated with this lease total $4.4 million.  We are currently seeking to sublease our third floor office space, approximately 47,000 square feet, in Saddle River, New Jersey.  Additionally, we are currently seeking to sublease approximately 22,000 square feet of unused space at our Dresher, Pennsylvania facility.  There can be no assurance, however, that we will be able to successfully sublet all of our unused office space, on favorable terms or at all, particularly in light of the current economic conditions.  The recognition of these charges requires certain sublease assumptions and estimates and judgments regarding lease termination costs and other exit costs when these actions take place.  Actual results may vary from these estimates.

PDI, Inc.
Annual Report on Form 10-K (continued)

Although we expect to incur a net loss for the year ending December 31, 2010, we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months. However, we may require alternative forms of financing to achieve our longer-term strategic plans.

Contractual Obligations

We have committed cash outflow related to operating lease agreements and other contractual obligations. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2009 (in thousands):

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$617	$617	$-	$-	$-
Operating lease
Minimum lease payments	25,093	3,418	7,677	7,981	6,017
Less: minimum sublease rentals (2)	(6,039)	(1,025)	(2,065)	(1,913)	(1,036)
Net minimum lease payments	19,054	2,393	5,612	6,068	4,981
Total	$19,671	$3,010	$5,612	$6,068	$4,981

(1)	Amounts represent contractual obligations related to software license contracts, data center hosting, and outsourcing contracts for software system support.

(2)
In November 2009, we signed an agreement to extend our existing sublease of approximately 16,000 square feet of the first floor at our corporate headquarters facility in Saddle River, New Jersey through the remainder of our lease, and provides for approximately $2.2 million in lease payments over that period.  In July 2007, we signed an agreement to sublease approximately 20,000 square feet of the second floor at our corporate headquarters.  The sublease term is through the remainder of our lease, which is approximately eight and one-half years and will provide for approximately $4.5 million in lease payments over that period.  Also in 2007, we signed two separate subleases at our facility in Dresher, Pennsylvania.  These subleases are for five-year terms and will provide approximately $0.7 million combined in lease payments over the five-year period.

As a result of the net operating loss carryback claims which have been filed or are expected to be filed by us, and the impact of those claims on the relevant statute of limitations, it is not practicable to predict the amount or timing of the impact of uncertain tax liabilities in the table above and, therefore, these liabilities have been excluded from the table above.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

PDI, Inc.
Annual Report on Form 10-K (continued)

Selected Quarterly Financial Information (unaudited)

The following tables set forth selected quarterly financial information for the years ended December 31, 2009 and 2008 (in thousands except per share data):

	For the Quarters ended
	March 31	June 30	September 30	December 31
2009 Quarters:
Revenues, net	$23,531	$16,291	$21,041	$24,008
Gross profit	4,972	6,882	6,859	7,568
Operating loss (1)	(5,579)	(4,682)	(4,566)	(25,749)
Net loss	(5,715)	(4,835)	(4,562)	(18,447)

Loss per share:
Basic	$(0.40)	$(0.34)	$(0.32)	$(1.30)
Diluted	$(0.40)	$(0.34)	$(0.32)	$(1.30)

Weighted average number of shares:
Basic	14,223	14,210	14,216	14,227
Diluted	14,223	14,210	14,216	14,227

	For the Quarters ended
	March 31	June 30	September 30	December 31
2008 Quarters:
Revenues, net	$32,229	$30,399	$24,496	$25,404
Gross profit	8,699	3,590	412	(8,189)
Operating loss (2)	(1,708)	(7,900)	(9,589)	(17,231)
Net loss	(1,060)	(7,477)	(9,004)	(16,920)

Loss per share:
Basic	$(0.07)	$(0.52)	$(0.63)	$(1.19)
Diluted	$(0.07)	$(0.52)	$(0.63)	$(1.19)

Weighted average number of shares:
Basic	14,223	14,292	14,243	14,202
Diluted	14,223	14,292	14,243	14,202

Note:  Quarterly- and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

(1)
The quarter ended June 30, 2009 includes facilities realignment charges of $1.8 million.  The quarter ended September 30, 2009 includes executive severance costs of $0.2 million and facilities realignment charges of $1.2 million.  The quarter ended December 31, 2009 includes facilities realignment costs of $5.7 million and goodwill and intangible asset impairment charges of $18.1 million.

(2)
The quarters ended June 30, 2008 and September 30, 2008 include executive severance costs of $0.7 million and $0.4 million, respectively.  The quarter ended December 31, 2008 includes facilities realignment costs of $0.1 million and an accrued contract loss of $10.3 million.

(3)	The first and fourth quarters of each year were positively impacted by a seasonally promoted product.

Our results of operations have varied, and are expected to continue to vary, from quarter to quarter. These fluctuations result from a number of factors including, among other things, seasonality of the products we promote and the timing of commencement, completion or cancellation of major contracts. In the future, our revenue may also fluctuate as a result of a number of additional factors, including the types of products we market and sell, delays or costs associated with acquisitions, government regulatory initiatives and conditions in the healthcare industry generally. Revenue, generally, is recognized as services are performed.  Program costs, other than training costs, are expensed as incurred. As a result, we may incur substantial expenses associated with staffing a new detailing program during the first two to three months of a contract without recognizing any revenue under that contract. This could have an adverse impact on our operating results for the quarters in which those expenses are incurred.  Revenue related to performance incentives is recognized in the period when the performance based parameters are achieved and payment is assured.  A significant portion of this revenue could be recognized in the first and fourth quarters of a year.

PDI, Inc.
Annual Report on Form 10-K (continued)

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

Recent Adopted Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168).  SFAS No. 168 was codified as Accounting Standards Codification (ASC) Topic 105-10 and replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB ASC as the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became nonauthoritative.  We began using the new guidelines and numbering system prescribed by the ASC when referring to GAAP in the third quarter of 2009. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Effective April 1, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairments of debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to and it will not be required to sell the impaired security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting standard updates did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that, as codified in ASC 820-10, delayed the effective date of fair value measurements accounting until the beginning of the first quarter of fiscal 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), including goodwill and other non-amortizable intangible assets. The provisions of ASC 820-10 will be applied at such time a fair value measurement of a non-financial asset or non-financial liability is required and may result in a fair value that is materially different. We adopted this accounting standard update effective January 1, 2009. The adoption of this update had no impact on our consolidated financial statements.

Effective January 1, 2009, we adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires that the purchase method be used for all business combinations and for an acquirer be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisitions), to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value, with limited exceptions. It also requires the acquisition-date recognition of assets acquired and liabilities assumed arising from certain contractual contingencies at their acquisition-date fair value. Additionally, ASC 805 requires that acquisition-related costs be recognized in theperiod in which the costs are incurred and services are received. Excluding the accounting for valuation allowances on deferred taxes and acquired contingencies under ASC 805-740, any impact resulting from the adoption of ASC 805 is being applied on a prospective basis for all business combinations with an acquisition date on or after January 1, 2009.  The adoption of this update had no impact on our consolidated financial statements.

Effective January 1, 2009, we adopted a new accounting standard update from the Emerging Issues Task Force (EITF) consensus regarding unvested share-based payment awards that contain nonforfeitable rights to dividends.  This update, as codified in ASC 260-10-45, requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The provisions of ASC 260 10-45 did not have a material impact on our earnings per share calculation.

PDI, Inc.
Annual Report on Form 10-K (continued)

Accounting Standards Updates Not Yet Effective

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting and eliminates the residual method to allocate arrangement consideration. In addition, the updated guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for us beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the impact this update will have, if any, on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk).  Our financial instruments are not currently subject to foreign currency risk or commodity price risk.  We have no financial instruments held for trading purposes and we have no interest bearing long-term or short-term debt.  At December 31, 2009, 2008, and 2007, we did not hold any derivative financial instruments.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.  Our cash and cash equivalents and short-term investments at December 31, 2009 were composed of the instruments described in the preceding paragraph.  If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the relative near term maturity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedule specified by this Item 8, together with the reports thereon of Ernst & Young LLP, are presented following Item 15 of this report.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Form 10-K, which report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

PDI, Inc.
Annual Report on Form 10-K (continued)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PDI, Inc.
Annual Report on Form 10-K (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PDI, Inc.

We have audited PDI, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PDI Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PDI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PDI, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of PDI, Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/Ernst &Young LLP

MetroPark, New Jersey
March 5, 2010

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Form 10-K will be included in our Proxy Statement in connection with our 2010 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of this Form 10-K will be included in our Proxy Statement in connection with our 2010 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of this Form 10-K will be included in our Proxy Statement in connection with our 2010 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions that is responsive to Item 13 of this Form 10-K will be included in our Proxy Statement in connection with our 2010 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of this Form 10-K will be included in our Proxy Statement in connection with our 2010 annual meeting of stockholders and such information is incorporated by reference herein.

PDI, Inc.
Annual Report on Form 10-K (continued)

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedule

Schedule II:  Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of PDI, Inc. (1)

3.2	By-Laws of PDI, Inc. (1)

3.3	Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (3)

4.1	Specimen Certificate Representing the Common Stock (1)

10.1*	1998 Stock Option Plan (1)

10.2*	2000 Omnibus Incentive Compensation Plan (2)

10.3*	Executive Deferred Compensation Plan, filed herewith

10.4*	2004 Stock Award and Incentive Plan (4)

10.5*	Form of Restricted Stock Unit Agreement for Employees (13)

10.6*	Form of Stock Appreciation Rights Agreement for Employees (13)

10.7*	Form of Restricted Stock Unit Agreement for Directors (13)

10.8*	Form of Restricted Share Agreement, filed herewith

10.9*	Agreement between the Company and John P. Dugan (1)

10.10*	Employment Separation Agreement between the Company and Nancy Lurker (9)

10.11*	Amended and Restated Employment Agreement between the Company and Jeffrey Smith (10)

10.12*	Employment Separation Agreement between the Company and David Kerr, filed herewith

10.13*	Employment Separation Agreement between the Company and Rich Micali (14)

10.14*	Employment Separation Agreement between the Company and Howard Drazner (14)

10.15	Saddle River Executive Centre Lease (5)

10.16	Saddle River Executive Centre 2005 Sublease (5)

10.17	Saddle River Executive Centre 2007 Sublease (8)

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description

10.18	First Amendment to Saddle River Executive Centre 2005 Sublease (12)

10.19	Morris Corporate Center Lease (11)

21.1	Subsidiaries of the Registrant (13)

23.1	Consent of Ernst & Young LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes compensatory plan, compensation arrangement or management contract.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), and incorporated herein by reference.

(2)	Filed as an exhibit to our definitive proxy statement dated May 10, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to our definitive proxy statement dated April 28, 2004, and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on November 18, 2008, and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2009, and incorporated herein by reference.

PDI, Inc.
Annual Report on Form 10-K (continued)

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 5, 2009, and incorporated herein by reference.

(12)	Filed as an exhibit to our Current Report on Form 8-K filed on December 4, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

(14)	Filed as an exhibit to our Current Report on Form 8-K filed on April 7, 2009, and incorporated herein by reference.

PDI, Inc.
Annual Report on Form 10-K (continued)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 5th day of March, 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.:

We have audited the accompanying consolidated balance sheets of PDI, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDI, Inc. at December 31, 2009 and 2008, and the consolidated results of its  operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally  accepted  accounting  principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PDI, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/Ernst &Young LLP

MetroPark, New Jersey
March 5, 2010

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$72,463	$90,074
Short-term investments	164	159
Accounts receivable, net	11,858	15,786
Unbilled costs and accrued profits on contracts in progress	3,483	2,469
Income tax refund receivable	3,298	-
Other current assets	5,245	4,511
Total current assets	96,511	112,999
Property and equipment, net	3,530	5,423
Goodwill	5,068	13,612
Other intangible assets, net	2,542	13,388
Other long-term assets	2,125	3,614
Total assets	$109,776	$149,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,994	$2,298
Unearned contract revenue	6,793	3,678
Accrued salary and bonus	6,071	5,640
Accrued contract loss	-	10,021
Other accrued expenses	10,022	9,723
Total current liabilities	24,880	31,360
Long-term liabilities	10,006	10,569
Total liabilities	34,886	41,929

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 15,308,160 and 15,272,704 shares issued, respectively; 14,242,715 and 14,223,669 shares outstanding, respectively	153	153
Additional paid-in capital	123,295	121,908
Accumulated deficit	(35,003)	(1,443)
Accumulated other comprehensive (loss) income	3	(16)
Treasury stock, at cost (1,065,445 and 1,049,035 shares, respectively)	(13,558)	(13,495)
Total stockholders' equity	74,890	107,107
Total liabilities and stockholders' equity	$109,776	$149,036

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	For The Years Ended December 31,
	2009	2008	2007

Revenue, net	$84,871	$112,528	$117,131
Cost of services	58,591	108,015	85,516
Gross profit	26,280	4,513	31,615

Operating expenses:
Compensation expense	22,310	22,838	24,516
Other selling, general and administrative expenses	17,474	16,767	20,316
Executive severance	221	1,237	-
Asset impairment	18,118	23	42
Facilities realignment	8,734	75	1,021
Total operating expenses	66,857	40,940	45,895

Operating loss	(40,577)	(36,427)	(14,280)
Other income, net	183	2,841	6,073

Loss before income tax	(40,394)	(33,586)	(8,207)
(Benefit) provision for income tax	(6,834)	875	1,767

Net loss	$(33,560)	$(34,461)	$(9,974)

Loss per share of common stock:
Basic	$(2.36)	$(2.42)	$(0.70)
Diluted	$(2.36)	$(2.42)	$(0.70)

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,219	14,240	14,150
Diluted	14,219	14,240	14,150

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	For The Years Ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	15,273	$153	15,223	$152	15,097	$151
Common stock issued	62	-	64	1	-	-
Restricted stock issued			122	1	167	1
Restricted stock forfeited	(27)	-	(136)	(1)	(41)	-
Balance at December 31	15,308	153	15,273	153	15,223	152

Treasury stock:
Balance at January 1	1,049	(13,495)	1,039	(13,433)	1,018	(13,214)
Treasury stock purchased	16	(63)	10	(62)	21	(219)
Balance at December 31	1,065	(13,558)	1,049	(13,495)	1,039	(13,433)

Additional paid-in capital:
Balance at January 1		121,908		120,422		119,189
Common stock issued		-		299		-
Restricted stock issued		-		(1)		(1)
Restricted stock forfeited		-		(7)		(164)
Stock-based compensation expense		1,387		1,195		1,640
Excess tax expense on stock-based compensation		-		-		(242)
Balance at December 31		123,295		121,908		120,422

(Accumulated deficit)retained earnings:
Balance at January 1		(1,443)		33,018		42,992
Net (loss) income		(33,560)		(34,461)		(9,974)
Balance at December 31		(35,003)		(1,443)		33,018

Accumulated other comprehensive income (loss):
Balance at January 1		(16)		30		79
Reclassification of realized loss (gain), net of tax		8		(17)		(76)
Unrealized holding gain (loss), net of tax		11		(29)		27
Balance at December 31		3		(16)		30
Total stockholders' equity		74,890		107,107		140,189

Comprehensive (loss) income:
Net (loss) income		$(33,560)		$(34,461)		$(9,974)
Reclassification of realized loss (gain), net of tax		8		(17)		(76)
Unrealized holding gain (loss), net of tax		11		(29)		27
Total comprehensive (loss) income		$(33,541)		$(34,507)		$(10,023)

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net loss from operations	$(33,560)	$(34,461)	$(9,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	2,838	4,613	5,607
Deferred income taxes, net	(1,443)	331	1,113
Provision for (recovery of) bad debt, net	30	31	(15)
Recovery of doubtful notes, net	-	-	(150)
Stock-based compensation	1,387	1,487	1,476
Excess tax expense from stock-based compensation	-	-	242
Asset impairment	18,118	23	42
Non-cash facilities realignment	2,584	75	796
Other losses and expenses (gains), net	38	(38)	48
Other changes in assets and liabilities:
Decrease in accounts receivable	3,928	6,965	2,680
(Increase) decrease in unbilled costs	(1,014)	1,012	743
(Increase) decrease in income tax receivable	(3,298)	-	1,888
Decrease in other current assets	558	554	2,970
Decrease in other long-term assets	-	1,023	375
Decrease in accounts payable	(304)	(494)	(1,123)
Increase (decrease) in unearned contract revenue	2,490	(4,781)	(5,793)
Increase (decrease) in accrued salaries and bonus	431	(1,496)	(3,056)
(Decrease) increase in accrued contract loss	(10,021)	10,021	-
Decrease in accrued liabilities	(107)	(829)	(5,224)
Increase (decrease) in long-term liabilities	1,373	(27)	1,179
Net cash used in operating activities	(15,972)	(15,991)	(6,176)
Cash Flows From Investing Activities
Purchase of available-for-sale investments	-	-	(11,700)
Proceeds from sales of available-for-sale investments	-	-	44,285
Purchase of held-to-maturity investments	(5,546)	(15,050)	(24,290)
Proceeds from maturities of held-to-maturity investments	5,700	22,391	53,165
Repayments from Xylos	-	-	150
Purchase of property and equipment	(1,730)	(399)	(1,009)
Net cash (used in) provided by investing activities	(1,576)	6,942	60,601
Cash Flows From Financing Activities
Excess tax expense from stock-based compensation	-	-	(242)
Cash paid for repurchase of restricted shares	(63)	(62)	(219)
Net cash used in financing activities	(63)	(62)	(461)

Net (decrease) increase in cash and cash equivalents	(17,611)	(9,111)	53,964
Cash and cash equivalents – beginning	90,074	99,185	45,221
Cash and cash equivalents – ending	$72,463	$90,074	$99,185

Cash paid for interest	$-	$-	$1
Cash paid for taxes	$267	$211	$123

The accompanying notes are an integral part of these consolidated financial statements

1.	Nature of Business and Significant Accounting Policies

Nature of Business

PDI, Inc. together with its wholly-owned subsidiaries (PDI or the Company) is an outsourced promotional services company serving the biopharmaceutical and healthcare industries.  See Note 19, Segment Information, for further information.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The consolidated financial statements include accounts of PDI, Inc. and its wholly owned subsidiaries (TVG, Inc., ProtoCall, Inc., InServe Support Solutions, and PDI Investment Company, Inc.)  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include incentives earned or penalties incurred on contracts, loss contract provisions, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, income tax accruals, asset impairments and facilities realignment accruals.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash accounts, money market investments and highly liquid investment instruments with original maturity of three months or less at the date of purchase.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company records a provision for estimated losses based upon the inability of its customers to make required payments using historical experience and periodically adjusts these provisions to reflect actual experience.  Additionally, the Company will establish a specific allowance for doubtful accounts when it becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing).  There was no allowance for doubtful accounts as of December 31, 2009 and 2008.  The Company operates almost exclusively in the pharmaceutical industry and to a great extent its revenue is dependent on a limited number of large pharmaceutical companies.  The Company also partners with customers in the emerging pharmaceutical sector, some of whom may have limited financial resources.  A general downturn in the pharmaceutical industry or adverse material event to one or more of the Company’s emerging pharmaceutical customers could result in higher than expected customer defaults and additional allowances may be required.

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

Normally, in the case of detailing contracts, the customers agree to pay the Company a portion of the fee due under a contract in advance of performance of services because of large recruiting and employee development costs associated with the initial phase of a contract performance.  The excess of amounts billed over revenue recognized represents unearned contract revenue, which is classified as a current liability.

Loans and Investments in Privately Held Entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies.  The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down is recorded to estimated fair value.  On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful notes is necessary.  These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  The Company records interest income on the impaired loans; however, that amount is fully reserved if the investee is not making its interest payments.  Subsequent cash receipts on the outstanding interest are applied against the outstanding interest receivable balance and the corresponding allowance.  The Company’s assessments of value are subjective given that the investees may be at an early stage of development and rely regularly on their investors for cash infusions.  As of December 31, 2009 and 2008, the Company had a loan receivable balance of $0.5 million which was fully reserved.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation and amortization is recognized on a straight-line basis, using the estimated useful lives of: seven to ten years for furniture and fixtures; two to five years for office and computer equipment; and leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases.  Repairs and maintenance are charged to expense as incurred.  Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations.

Software Costs

It is the Company’s policy to capitalize certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized software costs are included in property and equipment on the consolidated balance sheet and amortized over the software’s useful life, generally three to seven years.  Software costs that do not meet capitalization criteria are expensed immediately.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and investments in marketable securities. The Company maintains deposits in federally insured financial institutions.  The Company also holds investments in Treasury money market funds that maintain an average portfolio maturity less than 90 days and, under the temporary guarantee program for money market funds, are insured by the United States Treasury.  Deposits held with financial institutions may exceed the amount of insurance provided on such deposits; however, management believes the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held and the nature of the investments.

Goodwill and Other Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill.  Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests require significant management judgments and estimates.  These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the market participant cost of capital. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

The Company tests goodwill for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  The Company tests goodwill for impairment at the reporting unit level, which is one level below its operating segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  The Company currently has five reporting units; however, only one reporting unit, Pharmakon, includes goodwill.  Goodwill is tested by estimating the fair value of the reporting unit using a discounted cash flow model.  The estimated fair value of the reporting unit is then compared with the carrying value including goodwill, to determine if any impairment exists.  In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective reporting units.  The key estimates and factors used in the highest and best use discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value and the market participant weighted-average cost of capital used to discount future cash flows.  While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.

During the Company’s 2009 annual impairment test of goodwill, management identified potential impairment. The Company’s management then determined the Pharmakon reporting unit’s goodwill was impaired and recognized an impairment loss of $8.5 million since the carrying value of the Pharmakon reporting unit was in excess of its fair value. If Pharmakon’s projected long-term sales growth rate, profit margins, or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining goodwill may also be impaired. See Note 3, Fair Value Measurements, and Note 6, Goodwill and Other Intangible Assets, for additional information.

Long-Lived Assets

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  In addition, future events impacting cash flows for existing assets could render a write-down or write-off necessary that was not previously required.

During the year ended December 31, 2009, the Company recorded a non-cash charge of approximately $9.6 million related to the impairment of the Pharmakon intangible assets.  See Note 6, Goodwill and Other Intangible Assets, for additional information.  During the year ended December 31, 2009, the Company recorded non-cash charges of approximately $2.6 million for the impairment of certain furniture, leasehold improvements and office equipment due to the relocation of the Company’s headquarters and the consolidation of certain operations.  In December 2007, the Company relocated its data center to a secured, hosted facility and recorded a non-cash charge of approximately $1.1 million related to computer equipment, furniture and leasehold improvements previously used in that data center. Also in 2007, the Company subleased the space formerly occupied by the data center in its Saddle River, New Jersey location.  See Note 16, Facilities Realignment, for additional information.

Self-Insurance Accruals

The Company is self-insured for benefits paid under employee healthcare programs.  The Company’s liability for healthcare claims is estimated using an underwriting determination which is based on the current year’s average lag days between when a claim is incurred and when it is paid.  The Company maintains stop-loss coverage with third-party insurers to limit its total exposure on all of these programs.  Periodically, the Company evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.  Management reviews the self-insurance accruals on a quarterly basis.  Actual results may vary from these estimates, resulting in an adjustment in the period of the change in estimate.  Prior to October 1, 2008, the Company was  also self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars.  Beginning October 1, 2008, the Company became fully-insured through an outside carrier for these losses.  The Company’s liability for claims filed and claims incurred but not reported prior to October 1, 2008 is estimated on an actuarial undiscounted basis supplied by our insurance brokers and insurers using individual case-based valuations and statistical analysis. These estimates are based upon judgment and historical experience.  However, the final cost of many of these claims may not be known for five years or more after filing of the claim. At December 31, 2009 and 2008, self-insurance accruals totaled $1.0 million and $1.9 million, respectively, and are included in other accrued expenses on the balance sheet.

Contingencies

In the normal course of business, the Company is subject to various contingencies.  Loss contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated, or otherwise disclosed.  The Company is currently involved in certain legal proceedings and, as required, the Company has accrued its estimate of the probable costs for the resolution of these claims. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  Predicting the outcome of claims and litigation, and estimating related costs and exposures, involves substantial uncertainties that could cause actual costs to vary materially from estimates.

Revenue and Cost of Services

The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.  Many of the product detailing contracts allow for additional periodic incentive fees to be earned if certain performance benchmarks have been attained.

Revenue under pharmaceutical detailing contracts generally is based on the number of physician details made or the number of sales representatives utilized.  With respect to risk-based contracts, all or a portion of revenues earned are based on contractually defined percentages of product revenues or the market value of prescriptions written and filled in a given period.  These contracts are generally for terms of one to two years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 90 days’ notice.  Certain contracts provide for termination payments to the Company if the customer terminates the agreement without cause.  Typically, however, these penalties only partially offset the revenue the Company could have earned under the contract or the costs the Company may incur as a result of its termination.

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

The loss or termination of large pharmaceutical detailing contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.  Historically, the Company has derived a significant portion of its service revenue from a limited number of customers.  Concentration of business in the pharmaceutical services industry is common and the industry continues to consolidate.  As a result, the Company is likely to continue to experience significant customer concentration in future periods.  For the year ended December 31, 2009, the Company’s two largest customers, each of whom individually represented 10% or more of its service revenue, together accounted for approximately 58.5% of its service revenue.  For the years ended December 31, 2008 and 2007, the Company’s three largest customers, each of whom individually represented 10% or more of its service revenue, together accounted for approximately 52.5% and 37.9% of its service revenue, respectively.  See Note 14, Significant Customers, for additional information.

Revenue under marketing service contracts are generally based on a series of deliverable services associated with the design and execution of interactive promotional programs or marketing research/advisory programs.  The contracts are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer.  There is significant customer concentration in the Company’s Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on the Company’s business, and results of operations.  Due to the typical small size of most contracts of TVG Marketing Research and Consulting (TVG) it is unlikely the loss or termination of any individual TVG contract would have a material adverse effect on the Company’s business, financial condition or results of operations.

Revenue from certain promotional contracts that include more than one service offering is accounted for as multiple-element arrangements.  For these contracts, the deliverable elements are divided into separate units of accounting provided the following criteria are met: the price is fixed and determinable; the delivered elements have stand-alone value to the customer; there is objective and reliable evidence of the fair value of the undelivered elements; and there is no right of return or refund.  The contract revenue is then allocated to the separate units of accounting based on their relative fair values.  Revenue and cost of services are recognized for each unit of accounting separately as the related services are rendered.

Revenue from marketing research contracts is recognized upon completion of the contract.  These contracts are generally short-term in nature typically lasting two to six months.

Cost of services consist primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract. Cost of services include personnel costs and other costs associated with executing a product detailing or other marketing or promotional program, as well as the initial direct costs associated with staffing a product detailing program. Such costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses.  These costs are expensed as incurred.

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

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which the Company is reimbursed at cost by its customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of services in the consolidated statements of operations.  For the years ended December 31, 2009, 2008 and 2007, reimbursable out-of-pocket expenses were $8.2 million, $12.6 million and $14.3 million, respectively.

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

Contract Loss Provisions

Provisions for losses to be incurred in connection with contract performance are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.  The Company recognized a contract loss related to its existing product commercialization agreement in 2008.  At December 31, 2009, the Company had no accrued contract losses. See Note 11, Product Commercialization Contract, for further information.

Stock-Based Compensation

The compensation cost associated with the granting of stock-based awards is based on the grant date fair value of the stock award.  The Company recognizes the compensation cost, net of estimated forfeitures, over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved.  Forfeitures are initially estimated based on historical information and subsequently updated over the life of the awards to ultimately reflect actual forfeitures.  As a result, changes in forfeiture activity can influence the amount of stock compensation cost recognized from period to period.

The Company primarily uses the Black-Scholes option pricing model to determine the fair value of stock options and stock-based stock appreciation rights (SARs). The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by the Company’s stock price as well as assumptions made regarding a number of complex and subjective variables.  These assumptions include: expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield.  These assumptions are more fully described in Note 13, Stock-Based Compensation, to our consolidated financial statements. The fair value of restricted stock units (RSUs) and restricted shares is equal to the closing stock price on the date of grant.

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

Rent Expense

Minimum rental expenses are recognized over the term of the lease.  The Company recognizes minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to occupancy.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as a deferred rent liability.  The Company may also receive tenant allowances including cash or rent abatements, which are reflected in other accrued expenses and long-term liabilities on the consolidated balance sheet. These allowances are amortized as a reduction of rent expense over the term of the lease.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based upon use of utilities and the landlord’s operating expenses.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Income taxes

Income taxes are based on income for financial reporting purposes calculated using the Company’s expected annual effective rate and reflect a current tax liability or asset for the estimated taxes payable or recoverable on the current year tax return and expected annual changes in deferred taxes.  Any interest or penalties on income tax are recognized as a component of income tax expense.

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

The Company operates in multiple tax jurisdictions and pays or provides for the payment of taxes in each jurisdiction where it conducts business and is subject to taxation.  The breadth of the Company’s operations and the complexity of the tax law require assessments of uncertainties and judgments in estimating the ultimate taxes the Company will pay.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits.  Uncertain tax positions are recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that a position taken or expected to be taken in a tax return would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. The Company adjusts accruals for unrecognized tax benefits as facts and circumstances change, such as the progress of a tax audit. The Company believes that any potential audit adjustments will not have a material adverse effect on its financial condition or liquidity. However, any adjustments made may be material to the Company’s consolidated results of operations or cash flows for a reporting period.

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

Earnings per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of share outstanding during the year.  Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method.

Comprehensive Income

Comprehensive income includes net income and the net unrealized gains and losses on investment securities, net of tax.  Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains and losses on investment securities.  The deferred tax expense for unrealized holding gains arising from investment securities during the year ended December 31, 2009 and 2007 was $7,000 and $18,000, respectively.  The deferred tax benefit for unrealized holding losses arising from investment securities during the year ended December 31, 2008 was $11,000.  The deferred tax benefit for reclassification adjustments for losses included in net income on investment securities during the year ended December 31, 2009 was $5,000. The deferred tax expense for reclassification adjustments for gains included in net income on investment securities during the years ended December 31, 2008 and 2007 was $11,000 and $48,000, respectively.

Subsequent Events

The Company has determined that there were no subsequent events to recognize or disclose in these audited consolidated financial statements.

Reclassifications

The Company reclassified certain prior period financial statement balances to conform to the current year presentation.

2.	Recent Accounting Standards

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

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires that the purchase method be used for all business combinations and that an acquirer is identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisitions), to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value, with limited exceptions. It also requires the acquisition-date recognition of assets acquired and liabilities assumed arising from certain contractual contingencies at their acquisition-date fair value. Additionally, ASC 805 requires that acquisition-related costs be recognized in the period in which the costs are incurred and services are received. Excluding the accounting for valuation allowances on deferred taxes and acquired contingencies under ASC 805-740, any impact resulting from the adoption of ASC 805 is being applied on a prospective basis for all business combinations with an acquisition date on or after January 1, 2009.  The adoption of this update had no impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update from the Emerging Issues Task Force (EITF) consensus regarding unvested share-based payment awards that contain nonforfeitable rights to dividends.  This update, as codified in ASC 260-10-45, requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. As a result of adopting ASC 260-10-45, the Company restated prior year earnings per share calculations.  The provisions of ASC 260-10-45 did not have a material impact on the Company’s earnings per share calculation.

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

3.	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Level 1:	Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2:	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.
Level 3:	Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

A description of the valuation methodologies used for the Company’s financial instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

The fair value of marketable securities is valued using market prices in active markets (level 1).  As of December 31, 2009, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009:

	As of December 31, 2009		Fair Value Measurements
	Carrying	Fair	as of December 31, 2009
	Amount	Value	Level 1	Level 2	Level 3
Marketable securities:
Money market funds	$202	$202	$202	$-	$-
Mutual funds	74	74	74	-	-
U.S. Treasury securities	2,814	2,814	2,814	-	-
Government agency securities	2,782	2,782	2,782	-	-
	$5,872	$5,872	$5,872	$-	$-

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  The fair value of letters of credit is determined to be $0 as management does not expect any material losses to result from these instruments because performance is not expected to be required.

The Company’s non-financial assets, such as goodwill and intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.   The following table summarizes the Company’s financial assets measured at fair value on a nonrecurring basis as of December 31, 2009:

	Carrying Amount as of December 31, 2009	Fair Value Measurements
		as of December 31, 2009
		Level 1	Level 2	Level 3
Long-lived assets held and used:
Other intangible assets	$2,542	-	-	$2,542
Goodwill	5,068	-	-	5,068
	$7,610	$-	$-	$7,610

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

A review of Pharmakon’s historic, current and forecasted operating results indicated that the carrying amount of the Company’s finite-lived intangible assets may not be recoverable from the sum of future undiscounted cash flows.  As a result, customer relationships and the corporate tradename were written down to their fair value of approximately $2.5 million, resulting in an impairment charge of approximately $9.6 million included in asset impairment in the consolidated statements of operations. Goodwill was tested by estimating the fair value of the reporting unit using a consideration of market multiples and a discounted cash flow model and was written down to its implied fair value. See Note 6, Goodwill and Other Intangible Assets, for additional information.

4.	Investments in Marketable Securities

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

Available-for-sale securities consist of assets in a rabbi trust associated with its deferred compensation plan.  At December 31, 2009 and 2008, the carrying value of available-for-sale securities was approximately $164,000 and $159,000, respectively, which are included in short-term investments.  The available-for-sale securities at December 31, 2009 and 2008 consisted of approximately $90,000 and $103,000, respectively, in money market accounts, and approximately $74,000 and $56,000, respectively, in mutual funds.  At December 31, 2009 accumulated other comprehensive income included gross unrealized holding gains of $6,000 and no gross unrealized holding losses.  At December 31, 2008 accumulated other comprehensive income included no gross unrealized holding gains and gross unrealized holding losses of approximately $27,000.  During the year ended December 31, 2009, other income, net included gross realized losses of $15,000 and $1,000 of net realized gains.  During the year ended December 31, 2008, other income, net included gross realized gains of approximately $29,000 and no gross realized losses.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and are maintained in separate accounts to support the Company’s letters-of-credit.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  The Company had standby letters-of-credit of approximately $5.7 million and $5.9 million at December 31, 2009 and 2008, respectively, as collateral for its existing insurance policies and facility leases.  At December 31, 2009, approximately $3.6 million and $2.1 million of held-to-maturity investments were included in other current assets and other long-term assets, respectively.  At December 31, 2008, approximately $2.2 million and $3.6 million of held-to-maturity investments were included in other current assets and other long-term assets, respectively.

At December 31, 2009 and 2008, held-to-maturity investments included:

		Maturing			Maturing
			after 1 year			after 1 year
	December 31,	within	through	December 31,	within	through
	2009	1 year	3 years	2008	1 year	3 years
Cash/money market funds	$112	$112	$-	$733	$733	$-
US Treasury securities	2,814	1,911	903	2,043	1,000	1,043
Government agency securities	2,782	1,635	1,147	3,071	500	2,571
Total	$5,708	$3,658	$2,050	$5,847	$2,233	$3,614

5.	Property and Equipment

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

Property and equipment consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Furniture and fixtures	$3,673	$3,281
Office equipment	1,228	1,306
Computer equipment	5,902	4,800
Computer software	9,058	9,580
Leasehold improvements	6,903	6,036
	26,764	25,003
Less accumulated depreciation	(23,234)	(19,580)
	$3,530	$5,423

Depreciation expense was approximately $1.5 million, $3.3 million and $3.1 million, for the years ended December 31, 2009, 2008 and 2007, respectively.  Included in depreciation expense is amortization expense for capitalized computer software cost of approximately $0.1 million, $0.9 million and $1.2 million, respectively.

During the year ended December 31, 2009, the Company recorded a non-cash charge of approximately $2.6 million for furniture, leasehold improvements and office equipment related to the vacated space in Saddle River, New Jersey and for furniture and leasehold improvements related to the Dresher, Pennsylvania facility.  During the year ended December 31, 2007, the Company recorded a non-cash charge of approximately $1.0 million for furniture and leasehold improvements related to the excess leased space at its Saddle River and Dresher locations.  The charges discussed above can be found in the facilities realignment line on the income statement in their respective period.  See Note 16, Facilities Realignment, for additional information.

6.	Goodwill and Other Intangible Assets

Goodwill and finite-lived intangible assets recorded as of December 31, 2009 and 2008 are attributable to the 2004 acquisition of Pharmakon.  During the Company’s annual goodwill impairment test as of December 31, 2009, management identified a potential impairment. The Company’s management then determined the Pharmakon reporting unit’s goodwill was impaired and recognized an impairment loss of $8.5 million since the carrying value of the Pharmakon reporting unit was in excess of its fair value. As of December 31, 2009 and 2008, the carrying amount of goodwill was $5.1 million and $13.6 million, respectively.

During the Company’s annual budgeting process and based on the evaluation of historic, current, budgeted and forecasted operating results, there were indications that the carrying amount of the Company’s finite-lived intangible assets, customer relationships and corporate tradename, may not be recoverable from the sum of future undiscounted cash flows. Impairments of $0.8 million for the corporate tradename and $8.8 million for the customer relationships were calculated as the amount by which the carrying value of each asset exceeded its fair value and was recorded within asset impairment in the consolidated statement of operations.

The fair value of the corporate tradename, with the assistance of third-party valuation analysts, was determined using the “Relief from Royalty Method” (RFRM), a variation of the “Income Approach” to valuing tradenames. The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is based on empirical, market-derived royalty rates for guideline intangible assets when available. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate the royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value.  Additionally, as part of the analysis, the operating income of Pharmakon was benchmarked to determine a range of royalty rates that would be reasonable based on a profit-split methodology. The profit-split methodology is based upon assumptions that the total amount of royalties paid for licensable intellectual property should approximate in order to determine a reasonable royalty rate to estimate the fair value of the corporate tradename. As of December 31, 2009, the amortizable life of the corporate tradename was determined to be seven years.

The fair value of the customer relationship was determined using the “Excess Earnings Method” a variation of the “Income Approach” to valuing customer relationships. This method reflects the present value of the operating cash flows generated by existing customer relationships after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital.  The valuation analysis for the customer relationships was based on the reporting unit’s revenue projections with consideration given to: an estimated attrition rate; the value and required rate of return for other contributory assets of the reporting unit; and the benefit of tax amortization of the customer relationships. As of December 31, 2009, the amortizable life of the customer relationships was determined to be seven years.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	As of December 31, 2009			As of December 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Noncompete covenant	$140	$140	$-	$140	$121	$19
Customer relationships	1,751	-	1,751	16,300	4,709	11,591
Corporate tradenames	791	-	791	2,500	722	1,778
Total	$2,682	$140	$2,542	$18,940	$5,552	$13,388

Amortization expense related to continuing operations for the years ended December 31, 2009, 2008 and 2007 was approximately $1.3 million for each of the three years, respectively.  Estimated amortization expense for the next five years is as follows:

2010	2011	2012	2013	2014
$363	$363	$363	$363	$363

7.	Retirement Plans

The Company offers an employee 401(k) saving plan.  Under the PDI, Inc. 401(k) Plan, employees may contribute up to 25% of their pre-tax compensation.  Effective January 1, 2004, the Company makes a safe harbor non-elective contribution equal to 100% of the first 3% of  the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%.  Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock.  The Company’s total contribution expense related to the Company’s 401(k) plans for the years ended December 31, 2009, 2008 and 2007 was approximately $0.6 million, $0.8 million, and $0.7 million, respectively.

8.	Deferred Compensation Arrangements

Beginning in 2000, the Company established a deferred compensation arrangement whereby a portion of certain employees’ salaries is withheld and placed in a rabbi trust.  The plan permits the participants to diversify these assets through a variety of investment options.  Members of the Company’s Board of Directors also have the opportunity to defer their compensation through this arrangement.  The Company includes the net assets of the trust in its financial statements.  The deferred compensation obligation has been classified as a current liability and the net assets in the trust are classified as available-for-sale securities and are included in short-term investments.

9.	Long-Term Liabilities

Long-term liabilities consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Deferred tax	$-	$1,443
Rent payable	2,458	2,736
Accrued income taxes	3,920	6,003
Facilities realignment	3,628	387
	$10,006	$10,569

10.	Commitments and Contingencies

The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations.  Lease and auto expense under these agreements for the years ended December 31, 2009, 2008 and 2007 was approximately $4.0 million, $4.9 million, and $5.0 million, respectively, of which $2.2 million, $2.9 million and $2.9 million, respectively, related to automobiles leased for use by employees for a term of one year from the date of delivery with annual renewal options.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

As of December 31, 2009, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$617	$617	$-	$-	$-
Operating lease
Minimum lease payments	25,093	3,418	7,677	7,981	6,017
Less: minimum sublease rentals (2)	(6,039)	(1,025)	(2,065)	(1,913)	(1,036)
Net minimum lease payments	19,054	2,393	5,612	6,068	4,981
Total	$19,671	$3,010	$5,612	$6,068	$4,981

(1)	Amounts represent contractual obligations related to software license contracts, data center hosting, and outsourcing contracts for software system support.

(2)
In August 2009, we signed an agreement to extend our existing sublease of approximately 16,000 square feet of the first floor at our then corporate headquarters facility in Saddle River, New Jersey through the remainder of our lease. This agreement provides for approximately $2.2 million in lease payments over that period.  In July 2007, we signed an agreement to sublease approximately 20,000 square feet of the second floor at our corporate headquarters.  The sublease term is through the remainder of our lease and will provide for approximately $4.5 million in lease payments over that period.  Also during the year ended December 31, 2007, we signed two separate subleases at our facility in Dresher, Pennsylvania.  These subleases are for five-year terms and will provide approximately $0.7 million combined in lease payments over the five-year period.

Letters of Credit

As of December 31, 2009, the Company has $5.7 million in letters of credit outstanding as required by its existing insurance policies and its facility leases.

Litigation

Due to the nature of the businesses in which the Company is engaged, such as product detailing and in the past, the distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with customers (the scope of which may vary from customer to customer, and the performance of which is not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

Bayer-Baycol Litigation

The Company was named as a defendant in numerous lawsuits, including two class action matters, alleging claims arising from the use of Baycol, a prescription cholesterol-lowering medication.  Baycol was distributed, promoted and sold by Bayer in the United States until early August 2001, at which time Bayer voluntarily withdrew Baycol from the U.S. market.  Bayer had retained certain companies, such as the Company, to provide detailing services on its behalf pursuant to contract sales force agreements.  In February 2003, the Company entered into a joint defense and indemnification agreement with Bayer, pursuant to which Bayer has agreed to assume substantially all of the Company’s defense costs in pending and prospective proceedings and to indemnify the Company in these lawsuits, subject to certain limited exceptions.  The Company did not incur any costs or expenses relating to these matters during 2007, 2008 or 2009.  In July 2009 the final Baycol lawsuit in which the Company was named as a defendant was dismissed, and as of December 31, 2009, there were no pending Baycol-related claims against the Company.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

11.	Product Commercialization Contract:

On April 11, 2008, the Company announced the signing of a promotion agreement with Novartis Pharmaceuticals Corporation (Novartis).  Pursuant to the agreement, the Company had the co-exclusive right to promote on behalf of Novartis the pharmaceutical product Elidel® (pimecrolimus) Cream 1% (Product) to physicians in the United States.

At December 31, 2008, the Company accrued a contract loss of approximately $10.3 million, representing the anticipated future loss that the Company expected to incur to fulfill its contractual obligations under this product commercialization agreement through February 2010, the earliest termination date for this contract.  The loss contract provision for this agreement included the cost of the sales force needed to deliver the contracted number of sales calls.

On April 22, 2009, the Company and Novartis mutually agreed to terminate this promotion agreement.  In connection with the termination, the Company entered into an amendment to a currently existing fee for service sales force agreement (the Sales Force Agreement) with Novartis relating to another Novartis branded product, whereby the Company agreed to provide Novartis a credit of approximately $5 million to be applied to the services provided by the Company under the Sales Force Agreement through the scheduled December 31, 2009 agreement expiration date.  Under the amendment to the Sales Force Agreement, the Company also agreed to provide Novartis with an additional credit of approximately $250,000 to be applied against any services that the Company may perform for Novartis during 2010.  The Company recognized a benefit of approximately $2.5 million due to the reversal of excess contract loss accrual in the second quarter of 2009.

At December 31, 2009, the Company owes Novartis approximately $45,000 under the Sales Force Agreement, as amended.

12.	Preferred Stock

The Board is authorized to issue, from time-to-time, up to 5,000,000 shares of preferred stock in one or more series.  The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series.  As of December 31, 2009 and 2008, there were no issued and outstanding shares of preferred stock.

13.	Stock-Based Compensation

The Company’s stock-incentive program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  The Company considers its stock-incentive program critical to its operations and productivity.  Currently, the Company grants options, SARs and restricted shares from the PDI, Inc. 2004 Stock Award and Incentive Plan (the 2004 Plan), which is described below.

The Company primarily uses the Black-Scholes option pricing model to determine the fair value of stock options and SARs. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  Expected volatility is based on historical volatility.  As there is no trading volume for the Company’s options, implied volatility is not representative of the Company’s current volatility so the historical volatility is determined to be more indicative of the Company’s expected future stock performance.  The expected life is determined using the safe-harbor method. The Company expects to use this simplified method for valuing employee SARs grants until more detailed information about exercise behavior becomes available over time.  The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options or SARs.  The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.  The Company recognizes compensation cost, net of estimated forfeitures, arising from the issuance of stock options and SARs on a straight-line basis over the vesting period of the grant.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The estimated compensation cost associated with the granting of restricted stock and restricted stock units is based on the fair value of the Company’s common stock on the date of grant. The Company recognizes the compensation cost, net of estimated forfeitures, arising from the issuance of restricted stock and restricted stock units on a straight-line basis over the shorter of the vesting period or the period from the grant date to the date when retirement eligibility is achieved.

The following table provides the weighted average assumptions used in determining the fair value of the non-performance based stock-based awards granted during the years ended December 31, 2009, 2008, and 2007 respectively:

	2009	2008	2007
Risk-free interest rate	1.38%	2.25%	4.54%
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	44.99%	41.31%	50.87%

Stock Incentive Plan

In June 2004, the Board and stockholders approved the 2004 Plan.  The 2004 Plan replaced the 1998 Stock Option Plan (the 1998 Plan) and the 2000 Omnibus Incentive Compensation Plan (the 2000 Plan).  The 2004 Plan reserved an additional 893,916 shares for new awards and combined the remaining shares available under the 1998 Plan and 2000 Plan.  The maximum number of shares that can be granted under the 2004 Plan is approximately 2.9 million shares.  Eligible participants under the 2004 Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the 2004 Plan and designated by the Compensation and Management Development Committee of the Board.  Unless earlier terminated by action of the Board, the 2004 Plan will remain in effect until such time as no stock remains available for delivery under the 2004 Plan and the Company has no further rights or obligations under the 2004 Plan with respect to outstanding awards thereunder.  No participant may be granted more than the annual limit of 400,000 shares plus the amount of the participant’s unused annual limit relating to share-based awards as of the close of the previous year, subject to adjustment for splits and other extraordinary corporate events.

Historically, stock options were generally granted with an exercise price equal to the market value of the common stock on the date of grant, expired 10 years from the date they are granted, and generally vested over a two-year period for members of the Board of Directors and a three-year period for employees.  Upon exercise, new shares are issued by the Company.  The Company has not issued stock options since 2005.  SARs are generally granted with a grant price equal to the market value of the common stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant.  The restricted shares and restricted stock units generally have vesting periods that range from eighteen months to three years and are subject to accelerated vesting and forfeiture under certain circumstances.

In November 2008, the Company’s chief executive officer was granted 140,000 restricted stock units and 280,000 performance contingent SARs.  The restricted stock units will vest into shares of the Company’s common stock, in five equal installments, with the initial 20% of the units vesting immediately on the grant date and an additional 20% of the units vesting on each anniversary of the grant date over a four year period.  The performance contingent SARs have an exercise price of $4.28, a seven year term to expiration, and a weighted-average fair value of $0.86.  The fair value estimate of the performance contingent SARs was calculated using a Monte Carlo Simulation model.  The performance contingent SARs are subject to the same vesting schedule as the restricted stock units but are only exercisable if the following stock performance-based conditions are satisfied: (1) with respect to the initial 94,000 performance contingent SARs, the closing price of the Company’s common stock is at least $10.00 per share for 60 consecutive trading days anytime within five years from the grant date; (2) with respect to the next 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $15.00 per share for 60 consecutive trading days anytime within five years from the grant date; and (3) with respect to the final 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $20.00 per share for 60 consecutive trading days anytime within five years from the grant date.  The weighted-average fair value of non-performance based SARs granted during the years ended December 31, 2009, 2008 and 2007 was estimated to be $1.99, $2.54 and $3.97, respectively.  There were no exercises of options or SARs during the years ended December 31, 2009, 2008 or 2007.  Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.  As of December 31, 2009, there was $1.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs and restricted stock that are expected to be recognized over a weighted-average period of approximately 2.2 years.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The impact of stock options, SARs, performance shares, RSUs and restricted stock on net (loss) income and cash flow for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Stock options and SARs	$252	$260	$435
Common stock awards	-	300	-
Performance awards	78	9	11
RSUs and restricted stock	1,057	918	1,030
Total stock-based compensation expense	$1,387	$1,487	$1,476

A summary of stock option and SARs activity for the year ended December 31, 2009 and changes during the year then ended is presented below:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Grant	Contractual	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2009	797,377	$13.04	4.77	$-
Granted	166,445	5.45	4.59	41
Exercised	-	-
Forfeited or expired	(179,710)	13.76
Outstanding at December 31, 2009	784,112	11.26	4.41	192

Exercisable at December 31, 2009	320,387	20.33	3.11	-

Vested and expected to vest	568,402	13.63	4.05	111

A summary of the status of the Company’s nonvested SARs for the year ended December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2009	370,548	$1.82
Granted	166,445	1.80
Vested	(126,612)	2.32
Forfeited	(64,906)	2.47
Nonvested at December 31, 2009	345,475	$1.50

A summary of the Company’s nonvested shares of restricted stock and restricted stock units for the year ended December 31, 2009 and changes during the year then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Vesting	Intrinsic
	Shares	Fair Value	Period (in years)	Value
Nonvested at January 1, 2009	324,425	$7.20	2.56	$1,301
Granted	299,632	4.10	2.41	1,444
Vested	(127,047)	8.32
Forfeited	(56,435)	6.42
Nonvested at December 31, 2009	440,575	$4.87	2.28	$2,124

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

14.	Significant Customers

During the years ended December 31, 2009, 2008 and 2007, the Company had several significant customers for which it provided services under specific contractual arrangements.  The following sets forth the net revenue generated by customers who accounted for more than 10% of the Company's revenue during each of the periods presented.

	Years Ended December 31,
Customer	2009	2008	2007
A	$35,739	$31,697	$15,155
B	13,946	15,304	-
C	-	12,072	13,259
D		-	15,992

The Company recorded revenue in both Sales Services and Marketing Services for each of the customers above.

For the year ended December 31, 2009 the Company’s two largest customers, each represented 10% or more of its revenue, accounted for, in the aggregate, approximately 58.5% of its revenue.  For the years ended December 31, 2008, and 2007, the Company’s three largest customers, who each individually represented 10% or more of its revenue, accounted for in the aggregate, approximately 52.5% and 37.9% respectively, of its revenue.  At December 31, 2009 and 2008, the Company’s two and three largest customers respectively, represented 53.5% and 72.2%, respectively, of the aggregate of outstanding accounts receivable and unbilled services.

On March 21, 2007, the Company announced that a large pharmaceutical company customer had notified them of its intention not to renew its contract sales engagement with the Company upon its scheduled expiration on May 12, 2007.  This contract had a one-year term and represented approximately $37 million in annual revenue.

15.	Executive Severance

In the third quarter of 2009, there was an executive departure within the Company’s Marketing Services segment. The Company incurred approximately $0.2 million in compensation expense related to this executive departure.  On June 20, 2008, the Company announced the retirement of its former chief executive officer and board member and recorded approximately $0.9 million of compensation expense.  In the third quarter of 2008, the Company also announced an executive departure and incurred approximately $0.3 million in additional compensation expense.  There were no executive severance charges for the year ended December 31, 2007.

16.	Facilities Realignment

As part of the Company’s cost savings initiative, the Company relocated its corporate headquarters to a smaller office space located in Parsippany, New Jersey in December 2009.  As a result of exiting the Saddle River, New Jersey facility, the Company recorded facility realignment charges of approximately $3.9 million in the December 2009.  The Company also recorded a non-cash impairment charge of approximately $1.5 million related to furniture, leasehold improvements and office equipment in the office space.  Effective September 1, 2009, the Company extended the sublease for the first floor of its Saddle River, New Jersey facility through the remainder of the facility lease term.  The sublease is expected to provide approximately $2.3 million in sublease income through January 2016, but will not fully offset the Company’s lease obligations for this space.  As a result, the Company recorded a $0.8 million facility realignment charge in the third quarter of 2009.  The Company also recorded a non-cash impairment charge of approximately $0.4 million related to furniture and leasehold improvements in the office space.  In 2007, the Company entered into a sublease for the second floor of its Saddle River, New Jersey facility through the end of the facility’s lease term, January 2016.  This sublease will not fully offset the Company’s lease obligations for this space; therefore, the Company recorded a $1.0 million charge for facility realignment and related asset impairment for furniture and leasehold improvements in the office space.  The Company is currently seeking to sublease the remaining office space, approximately 47,000 square feet, at its Saddle River, New Jersey facility.

The Company continues to rightsize its operations in Dresher, Pennsylvania.  As a result, the Company recorded facility realignment charges totaling approximately $1.4 million in 2009 related to exited space of approximately 18,000 square feet at its Dresher, Pennsylvania facility. The Company also recorded a non-cash impairment charge of approximately $0.7 million related to furniture and leasehold improvements in the unused office space as the Company determined it was unlikely that it will be able to recover the carrying value of these long-lived assets.  In 2007, the Company secured subleases for approximately 8,000 square feet of the approximately 12,000 square feet exited in 2005.  The Company is currently seeking to sublease approximately 22,000 square feet of the remaining unused space at its Dresher, Pennsylvania facility.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

A summary of the significant components of the facility realignment charges for the years ended December 31, 2007, 2008 and 2009 by segment is as follows:

	Sales	Marketing
2007:	Services	Services	Total
Facility lease obligations	$(198)	$(82)	$(280)
Asset impairments	1,020	56	1,076
Related charges	225	-	225
Total facility realignment charge	$1,047	$(26)	$1,021
2008:
Facility lease obligations	$-	$75	$75
Total facility realignment charge	$-	$75	$75
2009:
Facility lease obligations	$4,674	$1,374	$6,048
Asset impairments	1,881	703	2,584
Related charges	54	48	102
Total facility realignment charge	$6,609	$2,125	$8,734

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The following table presents a reconciliation of the restructuring charges in 2008 and 2009 to the balance at December 31, 2009 and 2008, which is included in other accrued expenses ($2.6 million and $0.2 million, respectively) and in long-term liabilities ($3.6 million and $0.4 million, respectively):

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2007	$273	$402	$675
Accretion	6	7	13
Adjustments	-	75	75
Payments	(87)	(117)	(204)
Balance as of December 31, 2008	$192	$367	$559
Accretion	12	25	37
Additions	4,694	1,405	6,099
Payments	(168)	(274)	(442)
Balance as of December 31, 2009	$4,730	$1,523	$6,253

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

17.	Income Taxes

The (benefit) provision for income taxes for the years ended December 31, 2009, 2008 and 2007 is comprised of the following:

	2009	2008	2007
Current:
Federal	$(5,518)	$278	$465
State	195	266	189
Total current	(5,323)	544	654

Deferred:
Federal	(1,386)	314	1,058
State	(125)	17	55
Total deferred	(1,511)	331	1,113
(Benefit) provision for income taxes	$(6,834)	$875	$1,767

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment.  As a result, the Company established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2009 and 2008 because the Company determined that it was more likely than not that these assets would not be realized.  In connection with the Worker, Homeownership, and Business Assistance Act (“Act”), passed in November 2009, the Company was able to carry back net operating losses incurred during the December 31, 2008 tax year to the 2003 and 2004 tax years.  This carry back resulted in a benefit of approximately $3.3 million related to 2008 net operating losses for which a valuation allowance had been previously established. At December 31, 2009 and 2008, the Company had a valuation allowance of approximately $34.2 million and $25.6 million, respectively, related to the Company's net deferred tax assets.  The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2009 and 2008 are as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	2009	2008
Current deferred tax assets (liabilities) included in other current assets:
Allowances and reserves	$1,401	$4,931
Compensation	2,390	3,022
Valuation allowance on deferred tax assets	(3,791)	(7,953)
	-	-
Noncurrent deferred tax assets (liabilities) included in other long-term assets:
State net operating loss carryforwards	4,318	3,171
Federal net operating loss carryforwards	13,848	10,218
State taxes	1,087	1,052
Compensation	-	(474)
Equity investment	-	135
Self insurance and other reserves	1,388	1,736
Property, plant and equipment	2,318	978
Intangible assets	5,529	(681)
Other reserves - restructuring	1,899	25
Valuation allowance on deferred tax assets	(30,387)	(17,603)
	-	(1,443)
Net deferred tax liability	$-	$(1,443)

The noncurrent net deferred tax liability as of December 31, 2008 relates to tax amortization of the tax basis in goodwill associated with the Pharmakon acquisition.  The Company determined that this deferred tax liability would not be realizable for an indeterminate time in the future and consequently should not be included in net deferred tax assets for purposes of calculating the valuation allowance in any period. In connection with the impairment of goodwill at the Pharmakon business unit during 2009, the deferred tax liability at December 31, 2008 reversed and resulted in a current year tax benefit of approximately $1.4 million.

Federal tax attribute carryforwards at December 31, 2009, consist primarily of approximately $46.0 million of net operating losses.  In addition, the Company has approximately $92.9 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they begin to expire in 2027, and if the current state net operating losses are not utilized they begin to expire in 2010.

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate is as follows:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income tax rate, net of Federal tax benefit	0.1%	(1.8%)	(1.0%)
Meals and entertainment	0.1%	(0.1%)	(0.4%)
Valuation allowance	(27.0%)	(34.1%)	(46.8%)
Goodwill Impairment	3.6%	0.0%	0.0%
Other non-deductible	0.0%	(0.9%)	(0.2%)
Tax exempt income	0.0%	0.0%	2.7%
Net change in Federal and state uncertain tax positions	(5.1%)	(0.7%)	(10.8%)
Effective tax rate	16.9%	(2.6%)	(21.5%)

On January 1, 2007, the Company adopted authoritative guidance related to accounting for uncertainty in income taxes.  Upon adoption, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $4.0 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At December 31, 2007, the Company had $4.1 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

The Company’s income tax liabilities as of January 1, 2007 included approximately $4.0 million for unrecognized tax benefits, excluding approximately $0.9 million of related accrued interest, and approximately $0.3 million of related penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Unrecognized
Tax Benefits

Balance of unrecognized benefits as of January 1, 2007	$4,027
Additions for tax positions related to the current year	11
Additions for tax positions of prior years	209
Reductions for tax positions of prior years	(137)
Balance as of December 31, 2007	$4,110
Reductions for tax positions of prior years	(157)
Balance as of December 31, 2008	$3,953
Reductions for tax positions of prior years	(17)
Balance as of December 31, 2009	$3,936

As of December 31, 2009 and 2008, the total amount of gross unrecognized tax benefits was $3.9 million and $4.0 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2009 and 2008 were $1.7 million and $4.0 million, respectively. Also included in the balance of unrecognized tax benefits at December 31, 2009 are $2.2 million of tax benefits that, if recognized, would result in an increase to deferred tax assets and a corresponding decrease to the valuation allowance against deferred tax assets.

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense.  At December 31, 2009 and 2008, accrued interest and penalties, net were $2.3 million and $2.1 million, respectively.

During 2009 the Company recorded a reduction to its net unrecognized tax benefits of approximately $2.3 million.  This reduction was primarily related to the Act which would allow the Company to utilize its existing NOLs if these uncertain benefits resulted in additional taxable income.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous state and local tax jurisdictions.  The following tax years remain subject to examination as of December 31, 2009:

Jurisdiction	Tax Years
Federal	2003-2008
State and Local	2002-2008

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

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

18.	Historical Basic and Diluted Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007

Basic weighted average number of common shares	14,219	14,240	14,150
Potential dilutive effect of stock-based awards	-	-	-
Diluted weighted average number of common shares	14,219	14,240	14,150

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

	Years Ended December 31,
	2009	2008	2007
Options	236,355	304,531	372,441
Stock-settled stock appreciation rights (SARs)	242,757	212,846	274,384
Restricted stock units (RSUs)	410,712	203,304	-
Performance contingent SARs	305,000	280,000	-
Performance shares	-	-	3,602
	1,194,824	1,000,681	650,427

19.	Segment Information

The accounting policies followed by the segments are described in Note 1, Nature of Business and Significant Accounting Policies.  Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarter costs and certain depreciation expenses. Certain corporate capital expenditures have not been allocated from Sales Services to the other operating segments since it is impracticable to do so.

The Company reports under the following three segments:

Sales Services segment – includes the Company’s Dedicated Sales Teams and Shared Sales Teams.  This segment uses teams to deliver services to a wide base; they have similar long-term average gross margins, contract terms, types of customers and regulatory environments. One segment manager oversees the operations of all of these units and regularly discusses the results of operations, forecasts and activities of this segment with the chief operating decision maker;

Marketing Services segment – includes the Company’s marketing research and medical education and communication services. This segment is project driven; the units comprising it have a large number of smaller contracts, share similar gross margins, have similar customers, and have low barriers to entry for competition.  The offerings within this segment include marketing research and communications and formerly continuing medical education (CME).  The CME portion of this segment was discontinued in 2009.  Two unit managers oversee the operations of these units and regularly discuss the results of operations, forecasts and activities of this segment with the chief operating decision maker; and

PC Services segment – includes revenues and expenses associated with the Company’s licensing and co-promotion of pharmaceutical products.  In 2008, this segment consisted of our now terminated promotional agreement with Novartis which was terminated in April 2009.  Any business opportunities are reviewed by the chief executive officer and other members of senior management.

PDI, Inc.
Notes to the Consolidated Financial Statements (Continued)
(tabular information in thousands, except share and per share data)

	Sales	Marketing	PC
	Services	Services	Services	Eliminations	Consolidated
For the year ended December 31, 2009:
Revenue	$73,232	$16,748	$-	$(5,109)	$84,871
Operating (loss) income	$(16,724)	$(25,748)	$1,847	$48	$(40,577)
Capital expenditures	$2,148	$241	$-	$-	$2,389
Depreciation expense	$1,096	$417	$23	$-	$1,536
Total assets	$94,714	$15,062	$-	$-	$109,776

For the year ended December 31, 2008:
Revenue	$89,656	$23,872	$(1,000)	$-	$112,528
Operating loss	$(7,196)	$(3,070)	$(26,161)	$-	$(36,427)
Capital expenditures	$339	$60	$-	$-	$399
Depreciation expense	$2,570	$652	$97	$-	$3,319
Total assets	$112,469	$36,567	$-	$-	$149,036

For the year ended December 31, 2007:
Revenue	$86,766	$30,365	$-	$-	$117,131
Operating loss	$(13,918)	$(362)	$-	$-	$(14,280)
Capital expenditures	$870	$139	$-	$-	$1,009
Depreciation expense	$3,477	$828	$-	$-	$4,305
Total assets	$140,161	$39,393	$-	$-	$179,554

PDI, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Balance at	Additions	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2009
Allowance for doubtful accounts	$-	$-	$-	$-
Allowance for doubtful notes	686,345	30,417	-	716,762
Tax valuation allowance	25,555,804	-	8,621,675	34,177,479
Accrued sales returns	230,859	-	-	230,859

2008
Allowance for doubtful accounts	$-	$-	$-	$-
Allowance for doubtful notes	655,845	30,500	-	686,345
Tax valuation allowance	11,744,803	-	13,811,001	25,555,804
Accrued sales returns	230,859	-	-	230,859

2007
Allowance for doubtful accounts	$35,713	$-	$(35,713)	$-
Allowance for doubtful notes	784,592	30,416	(159,163)	655,845
Tax valuation allowance	6,784,217	-	4,960,586	11,744,803
Accrued sales returns	230,859	-	-	230,859

(1)  Includes payments and actual write offs, as well as changes in estimates in the reserves and the impact of acquisitions.