Form 10-Q
period 2010-03-31
PDI INC
filed 2010-05-06
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Class	Shares Outstanding April 30, 2010
Common stock, $0.01 par value	14,264,975

	PDI, Inc.
	Form 10-Q for Period Ended March 31, 2010
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits	22

Signatures		23

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$72,691	$72,463
Short-term investments	142	164
Accounts receivable, net	11,089	11,858
Unbilled costs and accrued profits on contracts in progress	3,902	3,483
Income tax refund receivable	-	3,298
Other current assets	4,563	5,245
Total current assets	92,387	96,511
Property and equipment, net	3,342	3,530
Goodwill	5,068	5,068
Other intangible assets, net	2,451	2,542
Other long-term assets	3,072	2,125
Total assets	$106,320	$109,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,676	$1,994
Unearned contract revenue	4,995	6,793
Accrued salary and bonus	5,822	6,071
Other accrued expenses	8,712	10,022
Total current liabilities	23,205	24,880
Long-term liabilities	9,585	10,006
Total liabilities	32,790	34,886

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,333,447 and 15,308,160 shares issued, respectively;
14,264,381 and 14,242,715 shares outstanding, respectively	153	153
Additional paid-in capital	123,654	123,295
Accumulated deficit	(36,702)	(35,003)
Accumulated other comprehensive income	5	3
Treasury stock, at cost (1,069,066 and 1,065,445 shares, respectively)	(13,580)	(13,558)
Total stockholders' equity	73,530	74,890
Total liabilities and stockholders' equity	$106,320	$109,776

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenue, net	$32,373	$23,531
Cost of services	25,427	18,559
Gross profit	6,946	4,972

Compensation expense	4,993	6,293
Other selling, general and administrative expenses	3,643	4,258
Total operating expenses	8,636	10,551

Operating loss	(1,690)	(5,579)

Other income, net	57	103
Loss before income tax	(1,633)	(5,476)
Provision for income tax	66	239

Net loss	$(1,699)	$(5,715)

Loss per share of common stock:
Basic	$(0.12)	$(0.40)
Diluted	$(0.12)	$(0.40)

Weighted average number of common shares and
common share equivalents outstanding:
Basic	14,259	14,223
Diluted	14,259	14,223

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(1,699)	$(5,715)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	415	799
Deferred income taxes, net	-	83
Provision for bad debt	7	7
Stock-based compensation	359	490
Other changes in assets and liabilities:
Decrease in accounts receivable	769	6,555
Increase in unbilled costs	(419)	(1,366)
Decrease in income tax refund receivable	3,298	-
Decrease (increase) in other current assets	34	(1,358)
(Increase) decrease in other long-term assets	(306)	1,814
Increase (decrease) in accounts payable	1,682	(1,500)
Decrease in unearned contract revenue	(1,798)	(2,844)
Decrease in accrued salaries and bonus	(249)	(1,390)
Decrease in accrued contract loss	-	(1,890)
Decrease in other accrued expenses	(704)	(2,813)
(Decrease) increase in long-term liabilities	(455)	12
Net cash provided by (used in) operating activities	934	(9,116)

Cash Flows From Investing Activities
Purchase of property and equipment	(684)	(4)
Net cash used in investing activities	(684)	(4)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(22)	(23)
Net cash used in financing activities	(22)	(23)

Net increase (decrease) in cash and cash equivalents	228	(9,143)
Cash and cash equivalents – beginning	72,463	90,074
Cash and cash equivalents – ending	$72,691	$80,931

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (SEC).  The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company has determined that there were no subsequent events to recognize or disclose in these condensed consolidated financial statements.

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three month periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
Basic weighted average number of
of common shares	14,259	14,223
Potential dilutive effect of stock-based awards	-	-
Diluted weighted average number
of common shares	14,259	14,223

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

	March 31,
	2010	2009
Options	233	302
Stock-settled stock appreciation rights (SARs)	486	351
Restricted stock units (RSUs)	518	239
Performance contingent SARs	305	280
	1,542	1,172

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Recently Adopted Accounting Standard Updates

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (ASU No. 2010-06). This update requires the following disclosures: (1) the different classes of assets and liabilities measured at fair value; (2) the valuation techniques and inputs used; (3) a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements; and (4) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. ASU No. 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this accounting standard update has been incorporated into the footnote disclosures within the Company’s consolidated financial statements.

Accounting Standard Updates Not Yet Effective

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under Accounting Standards Codification 605-25 (ASC 605-25). The revised guidance eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting and eliminates the residual method to allocate arrangement consideration. In addition, the updated guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Based on a preliminary review, the Company does not believe that this accounting standard update will have a material impact on the Company’s consolidated financial statements, and will continue to evaluate the full impact, if any, that this update will have.

3.	INVESTMENTS IN MARKETABLE SECURITIES:

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

Available-for-sale securities consist of assets in a rabbi trust associated with its deferred compensation plan.  At March 31, 2010 and December 31, 2009, the carrying value of available-for-sale securities was approximately $142,000 and $164,000, respectively, which are included in short-term investments.  The available-for-sale securities at March 31, 2010 and December 31, 2009 consisted of approximately $76,000 and $90,000 respectively, in money market accounts, and approximately $66,000 and $74,000, respectively, in mutual funds.  At March 31, 2010 and December 31, 2009, accumulated other comprehensive income included gross unrealized holding gains of approximately $3,000 and $6,000, respectively, and no gross unrealized holding losses.  There were no gross realized gains included in other income, net in the three months ended March 31, 2010 and 2009.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the intent and ability to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $5.5 million and $5.7 million at March 31, 2010 and December 31, 2009, respectively, as collateral for its existing insurance policies and its facility leases.

At March 31, 2010, approximately $2.4 million and $3.1 million of held-to-maturity investments were included in other current assets and other long-term assets, respectively. At December 31, 2009, approximately $3.6 million and $2.1 million of held-to-maturity investments were included in other current assets and other long-term assets, respectively.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

At March 31, 2010 and December 31, 2009, held-to-maturity investments included:

		Maturing			Maturing
			after 1 year			after 1 year
	March 31,	within	through	December 31,	within	through
	2010	1 year	3 years	2009	1 year	3 years
Investments supporting letters of credit:
Cash/Money market accounts	$18	$18	$-	$112	$112	$-
U.S. Treasury securities	3,687	1,383	2,304	2,814	1,911	903
Government agency securities	1,841	1,000	841	2,782	1,635	1,147
Total	$5,546	$2,401	$3,145	$5,708	$3,658	$2,050

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill recorded as of March 31, 2010 is attributable to the 2004 acquisition of Pharmakon.  As of March 31, 2010 and December 31, 2009, the carrying amount of goodwill was $5.1 million, respectively.

Finite-lived intangible assets recorded as of March 31, 2010 are attributable to the acquisition of Pharmakon.  Intangible assets are being amortized on a straight-line basis over the lives of the intangibles, which were determined to be seven years for both the corporate tradename and customer relationships as of the most recent impairment review, performed during the fourth quarter of fiscal 2009.

The net carrying value of the identifiable intangible assets for the periods ended March 31, 2010 and December 31, 2009 is as follows:

	As of March 31, 2010			As of December 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$140	$140	$-	$140	$140	$-
Customer relationships	1,751	63	1,688	1,751	-	1,751
Corporate tradename	791	28	763	791	-	791
Total	$2,682	$231	$2,451	$2,682	$140	$2,542

Amortization expense for the three month periods ended March 31, 2010 and 2009 was $91,000 and $320,000, respectively. The decrease in amortization expense on finite-lived intangible assets is a result of the asset impairment charge recorded during the quarter ended December 31, 2009. Estimated amortization expense for the current year and the next four years is as follows:

2010	2011	2012	2013	2014
$ 363	$ 363	$ 363	$ 363	$ 363

5.	FACILITIES REALIGNMENT:

In 2007, the Company entered into a sublease for the second floor of its Saddle River, New Jersey facility through the end of the facility’s lease term, January 2016.  Also, in September 2009 the Company extended the sublease for the first floor of its Saddle River, New Jersey facility through the remainder of the facility’s lease term, January 2016. Finally, as part of the Company’s cost savings initiative, the Company relocated its corporate headquarters to a smaller space located in Parsippany, New Jersey in December 2009, thus exiting the third floor of the Saddle River, New Jersey facility. As a result of these activities the Company recorded a $1.0 million charge in 2007 for facility realignment and non-cash asset impairment on furniture and leasehold improvements in the unused space, as well as charges in 2009 of $5.4 million for facility realignment and $1.2 million for non-cash asset impairment on furniture and leasehold improvements in the unused space.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

In addition to these activities, the Company exited space at its Dresher, Pennsylvania facility during 2009 and recorded charges of $1.4 million for facility realignment and $0.7 million for non-cash impairment of furniture and leasehold improvements in the unused space.

As a result of all these activities, the Company continued to lease unoccupied office space of approximately 47,000 square feet at its Saddle River, New Jersey facility and 22,000 square feet at its Dresher, Pennsylvania facility as of March 31, 2010, and continues to seek sublease arrangements for these office spaces.

The following table presents a rollforward of the activity in the restructuring reserve from December 31, 2009 to March 31, 2010, which is included in other accrued expenses and long-term liabilities for $2.5 million and $3.1 million, respectively, as of March 31, 2010:

	Sales	Marketing
	Services	Services	Total
Balance as of December 31, 2009	$4,730	$1,523	$6,253
Accretion	26	8	34
Payments	(559)	(135)	(694)
Balance as of March 31, 2010	$4,197	$1,396	$5,593

6.	FAIR VALUE MEASUREMENTS:

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

The fair value of marketable securities is valued using market prices in active markets (level 1).  As of March 31, 2010, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The following table presents assets measured at fair value on a recurring basis, which have been recorded at their fair value in the balance sheet at March 31, 2010 as short-term investments of $0.2 million and within other current assets and other long-term assets for $2.4 million and $3.1 million, respectively:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	As of March 31, 2010		Fair Value
	Carrying	Fair	as of March 31, 2010
	Amount	Value	Level 1	Level 2	Level 3
Marketable securities:
Money Market Funds……………	$94	$94	$94	$-	$-
Mutual Funds…………………….	66	66	66
U.S. Treasury securities…………	3,687	3,687	3,687	-	-
Government agency securities…	1,841	1,841	1,841	-	-
Total	$5,688	$5,688	$5,688	$-	$-

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  There is no fair value given to the letters of credit as management does not expect material losses to result from these instruments since performance is not expected to be required.

7.	COMMITMENTS AND CONTINGENCIES:

Letters of Credit

As of March 31, 2010, the Company had $5.5 million in letters of credit outstanding as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3 for additional detail.

Litigation

Due to the nature of the businesses in which the Company is engaged, outsourced promotional services, such as product promotion (detailing) and the distribution of products,  it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

8.	OTHER COMPREHENSIVE INCOME:

A reconciliation of net loss as reported in the condensed consolidated statements of operations to other comprehensive loss, net of taxes is presented in the table below.

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(1,699)	$(5,715)
Other comprehensive income:
Unrealized holding gain on available-for-sale
securities - net of tax	2	2
Total comprehensive loss	$(1,697)	$(5,713)

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

9.	PRODUCT COMMERCIALIZATION CONTRACT:

On April 11, 2008, the Company announced the signing of a promotion agreement with Novartis Pharmaceuticals Corporation (Novartis).  Pursuant to the agreement, the Company had the co-exclusive right to promote on behalf of Novartis the pharmaceutical product Elidel® (pimecrolimus) Cream 1% (Product) to physicians in the United States.

On April 22, 2009, the Company and Novartis mutually agreed to terminate this promotion agreement.  In connection with the termination, the Company entered into an amendment to a currently existing fee for service sales force agreement (the Sales Force Agreement) with Novartis relating to another Novartis branded product, whereby the Company agreed to provide Novartis a credit of approximately $5 million to be applied to the services provided by the Company under the Sales Force Agreement through the scheduled December 31, 2009 agreement expiration date.  Under the amendment to the Sales Force Agreement, the Company is providing Novartis with an additional credit of $250,000 against services that the Company performs for Novartis during 2010.  The Company recognized a benefit of approximately $2.5 million due to the reversal of excess contract loss accrual in the second quarter of 2009.

At March 31, 2010, the Company has no amounts outstanding to Novartis under the Sales Force Agreement, as amended.

10.	STOCK-BASED COMPENSATION:

On March 1, 2010, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (the Compensation Committee) of the Board of Directors of the Company approved grants of SARs and restricted stock units to certain executive officers and members of senior management of the Company.  In approving grants under this plan, the Compensation Committee considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel.  There were 120,774 shares of restricted stock units issued with a grant date fair value of $5.03 and 243,974 SARs issued with a grant price of $5.03 in the first quarter of 2010 under the 2004 Plan as part of the Company’s 2009 long-term incentive plan.

The Company recognized $0.4 million and $0.5 million of stock-based compensation expense for the quarters ended March 31, 2010 and 2009, respectively. The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-performance based stock-based awards granted during the quarters ended March 31, 2010 and 2009:

	Three Months Ending
	March 31,
	2010	2009
Risk-free interest rate	1.34%	1.38%
Expected life	3.5 years	3.5 years
Expected volatility	51.07%	44.92%

11.	INCOME TAXES:

On a quarterly basis, the Company estimates its effective tax rate for the full year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from operations and the effective tax rate for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Income tax expense	$66	$239
Effective income tax rate	4.0%	4.4%

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Income tax expense for the quarters ended March 31, 2010 and March 31, 2009 was primarily due to state taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2010. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

12.   SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009.  Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarters costs and certain depreciation charges. Certain corporate capital expenditures have not been allocated from the Sales Services segment to the other reporting segments since it is impracticable to do so.

	Sales	Marketing	Product
	Services	Services	Commercialization	Consolidated
Three months ended March 31, 2010:
Revenue	$28,318	$4,055	$-	$32,373
Operating loss	$(1,082)	$(608)	$-	$(1,690)
Capital expenditures	$149	$-	$-	$149
Depreciation expense	$235	$55	$-	$290

Three months ended March 31, 2009:
Revenue	$20,494	$3,037	$-	$23,531
Operating loss	$(2,818)	$(2,111)	$(650)	$(5,579)
Capital expenditures	$-	$4	$-	$4
Depreciation expense	$330	$125	$23	$478

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

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These statements are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	The effects of the current worldwide economic and financial crisis;
•	Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and life sciences industries;
•	Our customer concentration risk in light of continued consolidation within the pharmaceutical industry and our current business development opportunities
•	Early termination of a significant services contract or the loss of one or more of our significant customers or a material reduction in service revenues from such customers;
•	Our ability to obtain additional funds in order to implement our strategic plans;
•	Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;
•	Our ability to meet performance goals in incentive-based arrangements with customers;
•	Competition in our industry;
•	Continued consolidation within the pharmaceutical and biopharmaceutical industries;
•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•	Product liability claims against us;
•	Changes in laws and healthcare regulations applicable to our industry or our, or our customers’, failure to comply with such laws and regulations;
•	The sufficiency of our insurance and self-insurance reserves to cover future liabilities;
•	Our ability to successfully develop and generate sufficient revenue from product commercialization opportunities;
•	Failure of third-party service providers to perform their obligations to us;
•	Our ability to increase our revenues and successfully manage the size of our operations;
•	Volatility of our stock price and fluctuations in our quarterly revenues and earnings;
•	Our ability to sublease the unused office space in Saddle River, New Jersey and Dresher, Pennsylvania;
•	Failure of, or significant interruption to, the operation of our information technology and communication systems; and
•	The results of any future impairment testing for goodwill and other intangible assets.

Please see Part II – Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q and Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time to time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We are a leading provider of outsourced promotional services in the United States to pharmaceutical and other healthcare companies.  Additionally, we provide marketing research and physician interaction programs to the same customer base.  Our services offer customers a range of promotional options for the commercialization of their products throughout those products’ lifecycles, from development through maturity. We provide these services through three business segments: Sales Services (providing teams of sales representatives on a dedicated or shared basis); Marketing Services (providing marketing research and related services); and Product Commercialization Services—that are described in greater detail below under the caption Description of Reporting Segments.

PDI, Inc.

Our business depends in large part on demand from the pharmaceutical and healthcare industries for outsourced promotional services.  In recent years, this demand has been adversely impacted by certain industry-wide factors affecting pharmaceutical and other healthcare companies, including, among other things, pressures on pricing and access, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment and decreased pipeline productivity.  Over the past several years, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue.  Additionally, a number of pharmaceutical companies have made changes to their commercial models by reducing the number of sales representatives employed internally and through outside organizations like us.  A very significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore been significantly impacted by cost control measures implemented by these companies, including a substantial reduction in the number of sales representatives deployed compared to our sales force levels several years ago.  These trends culminated in the expiration or termination of a number of our significant sales force contracts during the past three years, which resulted in a significant decrease in our revenue.  This reduction in demand for outsourced pharmaceutical sales and marketing services has been further exacerbated by the recent economic and financial crisis occurring worldwide.  For example, during 2009, certain Marketing Services customers delayed the implementation or reduced the scope of a number of marketing initiatives.  In addition to fluctuations in customer demand, we continue to experience a high degree of customer concentration, and this trend may continue as a result of recent and continuing consolidation within the pharmaceutical industry.  If companies in the healthcare industry significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth in our Sales Services and Marketing Services businesses, which provide our customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships.  In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers’ product portfolios and therefore we expect the market share penetration of outsourced sales organizations to increase in order to address these needs.  We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the best-in-class outsourced promotional services organization in the United States.  In addition, we continue to diligently evaluate the risks and rewards of opportunities within our Product Commercialization segment as they arise, while enhancing future value-added service offerings.

DESCRIPTION OF REPORTING SEGMENTS

For the quarter ended March 31, 2010, our three reporting segments were as follows:
♦	Sales Services, which is comprised of the following business units:
•	Dedicated Sales Teams; and
•	Shared Sales Teams.
♦	Marketing Services, which is comprised of the following business units:
•	Pharmakon; and
•	TVG Marketing Research and Consulting (TVG).
♦	Product Commercialization Services.

Selected financial information for each of these segments is contained in Note 12 to the condensed consolidated financial statements and in the discussion under the caption Consolidated Results of Operations.

Nature of Contracts by Segment

Sales Services

Contracts within our Sales Services business segment consist primarily of detailing agreements and are nearly all fee-for-service arrangements.  The term of these contracts is typically between one and two years and may be renewed or extended upon mutual agreement of the parties.  Our Sales Services contracts include standard mutual representations and warranties as well as mutual confidentiality and indemnification provisions, including product liability indemnification for our benefit.  Some of these contracts (including contracts with significant customers of ours) may also contain performance benchmarks, such as a minimum amount of detailing activity to certain physician targets within a specified amount of time, and our failure to meet these stated benchmarks may result in specific financial penalties for us.  Certain contracts may also include incentive payments that can be earned if our activities generate results that meet or exceed agreed-upon performance targets. The majority of these contracts are terminable by the customer for any reason upon 30 to 90 days’ notice.  The loss or termination of a large contract or the loss of multiple Sales Services contracts could have a material adverse effect on our business, financial condition, results of operations and cash flow.

PDI, Inc.

Marketing Services

Our Marketing Services segment, comprised of our Pharmakon and TVG business units, enters into and performs contracts that generally take the form of either master service agreements with a term of one to three years, or contracts specifically related to particular projects with terms equal to the duration of the project (typically two to six months).  These contracts include standard representations and warranties as well as confidentiality and indemnification obligations and are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment of all work completed to date, plus the cost of any nonrefundable commitments made by us on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business, financial condition, results of operations or cash flows.  Due to the typical size of most of TVG’s contracts, it is unlikely that the loss or termination of any individual TVG contract would have a material adverse effect on our business, financial condition, results of operations or cash flow.

Product Commercialization

In March 2008, we announced a strategic initiative to identify and take advantage of opportunities to enter into arrangements with pharmaceutical companies to provide sales and marketing support services and potentially limited capital in connection with the promotion of pharmaceutical products in exchange for a percentage of product sales above a certain threshold amount. In April 2008, we entered into a contract under our product commercialization initiative with Novartis.  On April 22, 2009, we announced the termination of this agreement with Novartis.  See Note 9 to the condensed consolidated financial statements for additional information relating to the agreement.  Although we are not currently parties to any product commercialization agreements, we continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis and may pursue additional opportunities in the future to the extent we are able to mitigate certain risks relating to the investment of our resources.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.

	March 31,
Operating data	2010	2009
Revenue, net	100.0%	100.0%
Cost of services	78.5%	78.9%
Gross profit	21.5%	21.1%
Compensation expense	15.4%	26.7%
Other selling, general and administrative expenses	11.3%	18.1%
Total operating expenses	26.7%	44.8%
Operating loss	(5.2%)	(23.7%)
Other income, net	0.2%	0.4%
Loss before income tax	(5.0%)	(23.3%)
Provision for income tax	0.2%	1.0%
Net loss	(5.2%)	(24.3%)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue, net (in thousands)
	Quarter Ended
	March 31,
	2010	2009	Change ($)	Change (%)
Sales Services	$28,318	$20,494	$7,824	38.2%
Marketing Services	4,055	3,037	1,018	33.5%
Product Commercialization	-	-	-	-
Total	$32,373	$23,531	$8,842	37.6%

Consolidated revenue, net for the quarter ended March 31, 2010 increased by $8.8 million, or 37.6%, to $32.4 million, compared to the quarter ended March 31, 2009. This was due to higher revenue in both the Sales Services and Marketing Services segments of $7.8 million and $1.0 million, respectively.

PDI, Inc.

Revenue, net in the Sales Services segment for the quarter ended March 31, 2010 increased by $7.8 million, or 38.2%, to $28.3 million, compared to the quarter ended March 31, 2009. This was due primarily to a new sales services engagement with a large pharmaceutical company. The contract commenced during the first quarter of 2010 and generated $7.1 million in revenue. In addition, Sales Services revenue was higher during the quarter ended March 31, 2010 due to performance fees earned on an existing contract with one of our largest customers. These revenue increases were slightly offset by the expiration of a sales services engagement that had been in effect during the first quarter of 2009, but not during the quarter ended March 31, 2010.

Revenue, net in the Marketing Services segment for the quarter ended March 31, 2010 increased by $1.0 million, or 33.5%, to $4.1 million, compared to the quarter ended March 31, 2009.  This was primarily attributable to an increase in revenue of $1.2 million from our Pharmakon business unit as a result of a higher number of projects in effect during the current period compared to the quarter ended March 31, 2009, and slightly higher revenue from our TVG business unit.  These increases were partially offset by a $0.4 million decrease in revenue due to the closing of our Vital Issues in Medicine business unit during 2009.

There was no revenue in the Product Commercialization segment for the quarters ended March 31, 2010 and 2009, respectively, as there were no ongoing product commercialization activities during either period.

Cost of services (in thousands)
	Quarter Ended
	March 31,
	2010	2009	Change ($)	Change (%)
Sales Services	$22,842	$16,855	$5,987	35.5%
Marketing Services	2,585	1,704	881	51.7%
Product Commercialization	-	-	-	-
Total	$25,427	$18,559	$6,868	37.0%

  Consolidated cost of services for the quarter ended March 31, 2010 increased by $6.9 million, or 37.0%, to $25.4 million, compared to the quarter ended March 31, 2009. This was due to higher program expenses in both the Sales Services and Marketing Services segments of $6.0 million and $0.9 million, respectively, in support of the increased revenues discussed above.

Cost of services in the Sales Services segment for the quarter ended March 31, 2010 increased by $6.0 million, or 35.5%, to $22.8 million, compared to the quarter ended March 31, 2009. This is directly attributable to the increase in sales services engagements, which required a significant increase in headcount in order to deliver the additional services. The higher headcount resulted in comparable increases in costs such as: the recruitment, hiring and training of new employees; employee compensation; employee-related benefits; automobile lease expense; and reimbursable travel expenses such as mileage and gas.

Cost of services in the Marketing Services segment for the quarter ended March 31, 2010 increased by $0.9 million, or 51.7%, to $2.6 million, compared to the quarter ended March 31, 2009. This was primarily attributable to the increase in the number of Pharmakon projects in effect during the period ended March 31, 2010 when compared to the period ended March 31, 2009.  In addition, there were approximately $0.3 million of expenses incurred by our new Call Center, PDI Voice, which was launched during the first quarter of 2010 and is being utilized to provide services on projects within the Pharmakon business unit. During the quarter ended March 31, 2009, these support services were being outsourced to a third party service provider.

There was no cost of services in the Product Commercialization segment for the quarters ended March 31, 2010 and 2009, respectively, as there were no ongoing product commercialization activities during either period.

Gross profit (in thousands)

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
March 31,	Services	sales	Services	sales	Commercialization	sales	Total	sales
2010	$5,476	19.3%	$1,470	36.3%	$-	-	$6,946	21.5%
2009	3,639	17.8%	1,333	43.9%	-	-	4,972	21.1%
Change	$1,837		$137		$-		$1,974

Consolidated gross profit for the quarter ended March 31, 2010 increased by $2.0 million, or 39.7%, to $6.9 million, compared to the quarter ended March 31, 2009. The consolidated gross profit percentage increased 0.4%, to 21.5% for the quarter ended March 31, 2010, from 21.1% in the quarter ended March 31, 2009. On a consolidated basis, the gross profit percentage has remained relatively consistent for the quarters ended March 31, 2010 and 2009.

PDI, Inc.

The gross profit percentage in the Sales Services segment for the quarter ended March 31, 2010 increased 1.5%, to 19.3%, from 17.8% in the quarter ended March 31, 2009. The increase is primarily the result of higher gross profit from new sales services engagements that began during the first quarter of 2010 when compared to engagements that expired or were terminated during or subsequent to the first quarter of 2009. This can be attributable to lower variable costs on the 2010 sales services engagements such as fuel and mileage reimbursements and insurance costs. Also contributing to the increase was the negative gross profit recognized on one contract which terminated in the first quarter of 2009.

The gross profit percentage in the Marketing Services segment for the quarter ended March 31, 2010 decreased 7.6%, to 36.3%, from 43.9% in the quarter ended March 31, 2009. This decrease was primarily attributable to the additional costs associated with the launch of PDI Voice, which is being utilized to support the delivery of services from the Pharmakon business unit. During the quarter ended March 31, 2009, these support services were being outsourced to a third party service provider.

Compensation expense (in thousands)

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
March 31,	Services	sales	Services	sales	Commercialization	sales	Total	sales
2010	$3,545	12.5%	$1,448	35.7%	$-	-	$4,993	15.4%
2009	3,538	17.3%	2,381	78.4%	374	-	6,293	26.7%
Change	$7		$(933)		$(374)		$(1,300)

Consolidated compensation expense for the quarter ended March 31, 2010 decreased by $1.3 million, to $5.0 million, compared to the quarter ended March 31, 2009. As a percentage of consolidated revenue, consolidated compensation expense decreased 11.3%, to 15.4% for the quarter ended March 31, 2010, from 26.7% in the quarter ended March 31, 2009.

Compensation expense in the Sales Services segment was $3.5 million for each of the quarters ended March 31, 2010 and 2009. As a percentage of segment revenue, compensation expense decreased 4.8%, to 12.5% for the quarter ended March 31, 2010, from 17.3% in the quarter ended March 31, 2009. The decrease in segment compensation expense is primarily attributable to costs incurred during the quarter ended March 31, 2009 related to recruiting and hiring of senior business development executives.

Compensation expense in the Marketing Services segment for the quarter ended March 31, 2010 decreased by $0.9 million, to $1.4 million, compared to the quarter ended March 31, 2009. As a percentage of segment revenue, compensation expense decreased 42.7%, to 35.7% for the quarter ended March 31, 2010, from 78.4% in the quarter ended March 31, 2009. The decrease in segment compensation expense is primarily attributable to significant reductions in headcount at our TVG business unit, which resulted in a decrease in employee compensation of $0.6 million.  Additionally, there were $0.1 million of severance costs at our TVG business unit during the quarter ended March 31, 2009, compared to no severance costs during the quarter ended March 31, 2010.

Compensation expense in the Product Commercialization segment for the quarter ended March 31, 2009 was $0.4 million. Expenses attributable to this segment for the quarter ended March 31, 2009 represent allocated corporate costs. There were no corporate costs allocated to this segment for the quarter ended March 31, 2010 as there were no ongoing activities from this segment during the period.

Other selling, general and administrative expenses (in thousands)

Quarter Ended	Sales	% of	Marketing	% of	Product	% of		% of
March 31,	Services	sales	Services	sales	Commercialization	sales	Total	sales
2010	$3,013	10.6%	$630	15.5%	$-	-	$3,643	11.3%
2009	2,919	14.2%	1,063	35.0%	276	-	4,258	18.1%
Change	$94		$(433)		$(276)		$(615)

Consolidated other selling, general and administrative expenses for the quarter ended March 31, 2010 decreased by $0.6 million, to $3.6 million, compared to the quarter ended March 31, 2009. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased 6.8%, to 11.3% for the quarter ended March 31, 2010, from 18.1% in the quarter ended March 31, 2009. This was primarily due to lower other selling, general and administrative expenses in the Marketing Services segment.

PDI, Inc.

Other selling, general and administrative expenses in the Sales Services segment for the quarter ended March 31, 2010 increased by $0.1 million, to $3.0 million, compared to the quarter ended March 31, 2009. As a percentage of segment revenue, other selling, general and administrative expenses decreased 3.6%, to 10.6% for the quarter ended March 31, 2010, from 14.2% in the quarter ended March 31, 2009. This decrease is primarily attributable to the savings in allocated corporate costs as a result of the 2009 corporate facilities realignment efforts and reductions in headcount.

Other selling, general and administrative expenses in the Marketing Services segment for the quarter ended March 31, 2010 decreased by $0.4 million, to $0.6 million, compared to the quarter ended March 31, 2009. As a percentage of segment revenue, other selling, general and administrative expenses decreased 19.5%, to 15.5% for the quarter ended March 31, 2010, from 35.0% in the quarter ended March 31, 2009. The decrease in segment other selling, general and administrative expenses is primarily attributable to the facilities realignment efforts implemented during fiscal 2009 at our TVG business unit, which resulted in a decrease in facilities expenses of $0.2 million.  Also contributing to the decrease was a reduction in allocated corporate costs due to the 2009 corporate facilities realignment. Offsetting these efficiencies in part was approximately $0.3 million of expenses related to the launch of PDI Voice, which is being utilized to support the delivery of services on projects within the Pharmakon business unit.

Other selling, general and administrative expenses in the Product Commercialization segment for the quarter ended March 31, 2009 was $0.3 million. Expenses attributable to this segment for the quarter ended March 31, 2009 represent allocated corporate costs. There were no corporate costs allocated to this segment for the quarter ended March 31, 2010 as there were no ongoing activities from this segment during the period.

Operating loss

There was an operating loss of $1.7 million for the quarter ended March 31, 2010 as compared to an operating loss of $5.6 million for the quarter ended March 31, 2009.  This $3.9 million reduction in operating loss was primarily due to the greater number of sales services agreements in effect during the quarter ended March 31, 2010, and the positive impact of our 2009 cost reduction initiatives.

Other income, net

Other income, net, was approximately $0.1 million for each of the quarters ended March 31, 2010 and 2009, and consisted primarily of interest income.

Provision for income tax

The federal and state corporate income tax expense was approximately $66,000 for the quarter ended March 31, 2010, compared to income tax expense of $239,000 for the quarter ended March 31, 2009. The effective tax rate for the quarter ended March 31, 2010 was 4.0%, compared to an effective tax rate of 4.4% for the quarter ended March 31, 2009.  Income tax expense for the quarters ended March 31, 2010 and March 31, 2009 was primarily due to state taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had cash and cash equivalents and short-term investments of approximately $72.8 million and working capital of $69.2 million, compared to cash and cash equivalents and short-term investments of approximately $72.6 million and working capital of approximately $71.6 million at December 31, 2009.   As of March 31, 2010, we had no commercial debt.

For the three months ended March 31, 2010, net cash provided by operating activities was $0.9 million, compared to $9.1 million of net cash used in operating activities for the three months ended March 31, 2009.  The main components of cash provided by operating activities during the three months ended March 31, 2010 was the net reduction in current assets of $4.2 million, which was primarily driven by the receipt of a $3.3 million income tax refund and the decrease in accounts receivable of $0.7 million. This was primarily offset by the net loss of $1.6 million and the net reduction in current liabilities of $1.8 million. The main components of cash used in operating activities during the three months ended March 31, 2009 were a net loss of $5.7 million and a decrease in current liabilities of $10.4 million. These were partially offset by a reduction in accounts receivable of $6.6 million.

As of March 31, 2010, we had $3.9 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of March 31, 2010, we had $5.0 million of unearned contract revenue.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

PDI, Inc.

For the three months ended March 31, 2010, net cash used in investing activities was $0.7 million compared to essentially no cash used in or provided by investing activities during the three months ended March 31, 2009. We had approximately $0.7 million of capital expenditures primarily for computer equipment and software during the three months ended March 31, 2010, $0.6 million of which had been accrued for in other accrued expenses as of December 31, 2009.  All capital expenditures were funded out of available cash.  For the three months ended March 31, 2010, net cash used in financing activities represented shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the three months ended March 31, 2010, we had two clients that accounted for approximately 52.2% and 30.1%, respectively, or a total of 82.3% of our service revenue.  We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or significant reduction of business from any of our significant clients, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.  In addition, Shared Sales Teams’ services to our second largest customer (based on revenue in the quarter) are seasonal in nature, occurring primarily in the winter season.

Going Forward

Our primary sources of liquidity are cash generated from our operations, available cash and cash equivalents and short-term investments.  These sources of liquidity are needed to fund our working capital requirements and 2010 estimated capital expenditures of approximately $1.0 million.

Although we expect to incur a net loss for the year ending December 31, 2010, we believe that our available cash and cash equivalents, short-term investments and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months. However, we may require alternative forms of financing to achieve our strategic plans.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks primarily consist of the impact of changes in the market value of certain of our investments. As of March 31, 2010, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009 included in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

PDI, Inc.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently a party to legal proceedings incidental to our business.  As required, we have accrued our estimate of the probable costs for the resolution of these claims. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations, litigation is subject to inherent uncertainties.  Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial condition or results of operations.  Legal fees are expensed as incurred.

Item 1A. Risk Factors

Excluding the update discussed below, there have been no other material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

The majority of our revenue is derived from a very limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition and results of operations.

Our revenue and profitability currently depend to a great extent on our relationships with a very limited number of large pharmaceutical companies. For the three months ended March 31, 2010, our two largest customers accounted for approximately 52.2% and 30.1%, respectively, or a total of 82.3%, of our service revenue. For the year ended December 31, 2009, our two largest customers accounted for approximately 42.0% and 16.5%, or a total of 58.5%, of our service revenue. While we expect to continue gaining new business over the remainder of 2010, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large pharmaceutical companies, and may experience an even higher degree of customer concentration throughout the remainder of 2010 and beyond in light of continued consolidation within the pharmaceutical industry and current business development opportunities.

In order to continue increasing our revenues, we will need to maintain and grow business with our existing customers while attracting additional significant customers on an ongoing basis.  Our failure to attract a sufficient number of new customers during a particular period, or our inability to replace the loss of or significant reduction in business from a major customer could have a material adverse effect on our business, financial condition and results of operations.

Recently enacted health care reform legislation may increase our costs, impair our ability to match our pricing with any such increased costs, and therefore could materially and adversely affect our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”).  The PPACA and Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service, the U.S. Department of Health & Human Services, and the states.  This reform includes, but is not limited to: the implementation of a small business tax credit; required changes in the design of our healthcare policy including providing insurance coverage to part-time workers working thirty or more hours per week; “grandfathering” provisions for existing policies; state insurance exchanges; “pay or play” requirements; and a “Cadillac plan” excise tax.  We are currently unable to determine the long-term impact of such legislation on our business. Since many provisions of the Act do not become operative until future years, we do not expect the Act to have a material adverse impact on our results of operations in 2010.  However, health care reform as mandated and implemented under the Act and any future federal or state mandated health care reform could materially and adversely affect our financial position and results of operations by increasing our costs, hindering our ability to effectively match our cost of providing health insurance with our pricing and impeding our ability to attract and retain customers as well as potentially changing our business model or causing us to lose certain current competitive advantages.

If our customers continue to experience increased competition from manufacturers of generic drugs, our business, financial condition and results of operations could be materially and adversely impacted.

Our revenues depend on promotional, marketing and sales expenditures by companies in the pharmaceutical and biotechnology industries.  Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by the introduction of generic versions of branded medicines.  This generic competition may occur upon the expiration or loss of patent protection, or in certain circumstances, upon the “at-risk” launch by a generic manufacturer of a generic version of a product we are commercializing. The timing or impact of generic competition cannot be accurately predicted by us or our customers and could cause our customers to introduce cost cutting initiatives that result in reduced demand for our outsourced pharmaceutical services, or lead to the early termination of existing contracts, and materially and adversely affect our business, financial position and results of operations.

PDI, Inc.

Item 6.  Exhibits

Exhibit No.	Description

10.1*(1)	Stock Appreciation Rights Agreement for David Kerr

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.1.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.2.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.1.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.2.

*—Filed herewith

(1)—Denotes compensation arrangement.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 6, 2010	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer