Form 10-Q
period 2010-06-30
PDI INC
filed 2010-08-04
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Class	Shares Outstanding July 30, 2010
Common stock, $0.01 par value	14,325,138

	PDI, Inc.
	Form 10-Q for Period Ended June 30, 2010
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009 (unaudited)	5

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	27

Signatures		28

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$80,891	$72,463
Short-term investments	136	164
Accounts receivable, net	7,709	11,858
Unbilled costs and accrued profits on contracts in progress	4,942	3,483
Income tax refund receivable	-	3,298
Other current assets	5,282	5,245
Total current assets	98,960	96,511
Property and equipment, net	3,391	3,530
Goodwill	5,068	5,068
Other intangible assets, net	2,360	2,542
Other long-term assets	2,807	2,125
Total assets	$112,586	$109,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$731	$1,994
Unearned contract revenue	11,993	6,793
Accrued salary and bonus	7,369	6,071
Other accrued expenses	9,547	10,022
Total current liabilities	29,640	24,880
Long-term liabilities	9,882	10,006
Total liabilities	39,522	34,886

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,395,127 and 15,308,160 shares issued, respectively;
14,325,892 and 14,242,715 shares outstanding, respectively	154	153
Additional paid-in capital	124,082	123,295
Accumulated deficit	(37,592)	(35,003)
Accumulated other comprehensive income	2	3
Treasury stock, at cost (1,069,235 and 1,065,445 shares, respectively)	(13,582)	(13,558)
Total stockholders' equity	73,064	74,890
Total liabilities and stockholders' equity	$112,586	$109,776

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue, net	$33,523	$16,291	$65,896	$39,822
Cost of services	25,466	9,409	50,893	27,969
Gross profit	8,057	6,882	15,003	11,853

Compensation expense	4,984	5,754	9,977	12,047
Other selling, general and administrative expenses	3,311	4,000	6,954	8,258
Facilities realignment	583	1,810	583	1,810
Total operating expenses	8,878	11,564	17,514	22,115
Operating loss	(821)	(4,682)	(2,511)	(10,262)

Other income, net	2	60	59	163
Loss before income tax	(819)	(4,622)	(2,452)	(10,099)
Provision for income tax	71	213	137	451

Net loss	$(890)	$(4,835)	$(2,589)	$(10,550)

Loss per share of common stock:
Basic	$(0.06)	$(0.34)	$(0.18)	$(0.74)
Diluted	$(0.06)	$(0.34)	$(0.18)	$(0.74)

Weighted average number of common shares and
common share equivalents outstanding:
Basic	14,289	14,210	14,274	14,216
Diluted	14,289	14,210	14,274	14,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash Flows From Operating Activities
Net loss from operations	$(2,589)	$(10,550)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	830	1,559
Deferred income taxes, net	-	165
Provision for bad debt	15	15
Non-cash facilities realignment	-	520
Stock-based compensation	788	925
Other changes in assets and liabilities:
Decrease in accounts receivable	4,149	7,352
Increase in unbilled costs	(1,459)	(926)
Decrease in income tax refund receivable	3,298	-
Increase in other current assets	(728)	(997)
Decrease in other long-term assets	-	1,814
Decrease in accounts payable	(1,263)	(710)
Increase (decrease) in unearned contract revenue	5,200	(2,246)
Increase (decrease) in accrued salaries and bonus	1,298	(1,497)
Decrease in accrued contract loss	-	(6,788)
Increase (decrease) in other accrued expenses	128	(2,911)
(Decrease) increase in long-term liabilities	(191)	656
Net cash provided by (used in) operating activities	9,476	(13,619)

Cash Flows From Investing Activities
Purchase of held-to-maturity investments	-	(34)
Purchase of property and equipment	(1,024)	(168)
Net cash used in investing activities	(1,024)	(202)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(24)	(51)
Net cash used in financing activities	(24)	(51)

Net increase (decrease) in cash and cash equivalents	8,428	(13,872)
Cash and cash equivalents – beginning	72,463	90,074
Cash and cash equivalents – ending	$80,891	$76,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (SEC).  The interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

See Note 13 of these interim financial statements for details related to subsequent events the Company has identified for disclosure.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Estimates

The preparation of the interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include incentives earned or penalties incurred on contracts, loss contract provisions, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, income tax accruals, asset impairments and facilities realignment accruals.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic weighted average number of
common shares	14,289	14,210	14,274	14,216
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of
common shares	14,289	14,210	14,274	14,216

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

	June 30,
	2010	2009
Options	233	280
Stock-settled stock appreciation rights (SARs)	490	300
Restricted stock units	469	316
Performance contingent SARs	305	305
	1,497	1,201

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Goodwill and Other Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill.  Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to identifiable intangible assets and goodwill.  The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests require significant judgments and estimates by the Company’s management.  These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the market participant cost of capital. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of goodwill and other intangible assets, which could result in an impairment of goodwill and acquired intangible assets.

Performance of the Company’s annual impairment review (performed as of December 31) led to the determination that the fair value of the Pharmakon reporting unit was below its carrying value including goodwill, and accordingly, the Company recognized an $8.5 million impairment charge during the fourth quarter of 2009. The fair value of the Pharmakon business unit was equal to its carrying value at December 31, 2009.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have an impact on the recoverability of goodwill and other intangible assets and therefore a significant impact on our consolidated financial results.

While the Company’s management uses available information to prepare its estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in additional impairments of goodwill or identified intangible assets. At June 30, 2010 no indication of impairment was identified.

Recently Adopted Accounting Standard Updates

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (ASU No. 2010-06). This update requires the following disclosures: (1) the different classes of assets and liabilities measured at fair value; (2) the valuation techniques and inputs used; (3) a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements; and (4) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. ASU No. 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this accounting standard update has been incorporated into the footnote disclosures within these interim financial statements.

Accounting Standard Updates Not Yet Effective

In October 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under Accounting Standards Codification 605-25 (ASC 605-25). The revised guidance eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting and eliminates the residual method to allocate arrangement consideration. In addition, the updated guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the Company beginning January 1, 2011 and will be adopted by the Company as of this date on a prospective basis. The Company does not believe that this accounting standard update will have a material impact on its financial statements when it becomes effective. The Company will continue to evaluate the impact that this update will have, if any, until it becomes effective.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

3.	INVESTMENTS IN MARKETABLE SECURITIES:

Available-for-sale securities are carried at fair value with the unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on available-for-sale securities are computed based upon specific identification and included in other income (expense), net in the consolidated statement of operations.  Declines in value judged to be other-than-temporary on available-for-sale securities are recorded as realized in other income (expense), net in the consolidated statement of operations and the cost basis of the security is reduced. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost which approximates fair value.  Interest income and expense is accrued as earned or incurred.  Realized gains and losses on held-to-maturity investments are computed based upon specific identification and included in interest income, net in the condensed consolidated statement of operations.  The Company does not have any investments classified as trading.

Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  At June 30, 2010 and December 31, 2009, the carrying value of available-for-sale securities was approximately $136,000 and $164,000, respectively, which are included in short-term investments.  The available-for-sale securities at June 30, 2010 and December 31, 2009 consisted of approximately $76,000 and $90,000, respectively, in money market accounts, and approximately $60,000 and $74,000, respectively, in mutual funds.  At June 30, 2010 there were no gross unrealized holding gains and $3,000 of gross unrealized holding losses included in accumulated other comprehensive income. At December 31, 2009 there were $6,000 of gross unrealized holding gains and no gross unrealized holding losses included in accumulated other comprehensive income.  There were no gross realized gains or losses included in other income, net in the three and six month periods ended June 30, 2010 and 2009.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $5.5 million and $5.7 million at June 30, 2010 and December 31, 2009, respectively, as collateral for its existing insurance policies and facility leases.

At June 30, 2010 and December 31, 2009, held-to-maturity investments of approximately: $2.7 million and $3.7 million, respectively, are included in other current assets; and $2.8 million and $2.1 million are included in other long-term assets, respectively.

At June 30, 2010 and December 31, 2009, held-to-maturity investments included:

		Maturing			Maturing
			after 1 year			after 1 year
	June 30,	within	through	December 31,	within	through
	2010	1 year	3 years	2009	1 year	3 years
Investments supporting letters of credit:
Cash/money accounts	$27	$27	$-	$112	$112	$-
US Treasury securities	4,563	2,193	2,370	2,814	1,911	903
Government agency securities	937	500	437	2,782	1,635	1,147
Total	$5,527	$2,720	$2,807	$5,708	$3,658	$2,050

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and finite-lived intangible assets recorded as of June 30, 2010 are attributable to the 2004 acquisition of Pharmakon.  As of June 30, 2010 and December 31, 2009, the carrying amount of goodwill was $5.1 million. Intangible assets are being amortized on a straight-line basis over the lives of the intangibles, which were determined to be seven years for both the corporate tradename and customer relationships as of the most recent impairment review, performed during the fourth quarter of fiscal 2009.

The net carrying value of the identifiable intangible assets for the periods ended June 30, 2010 and December 31, 2009 is as follows:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	As of June 30, 2010			As of December 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$140	$140	$-	$140	$140	$-
Customer relationships	1,751	125	1,626	1,751	-	1,751
Corporate tradename	791	57	734	791	-	791
Total	$2,682	$322	$2,360	$2,682	$140	$2,542

Amortization expense was $91,000 and $320,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $182,000 and $641,000 for the six month periods ended June 30, 2010 and 2009, respectively.  The decrease in amortization expense of finite-lived intangible assets is a result of the asset impairment charge recorded during the quarter ended December 31, 2009. Estimated amortization expense for the current and next four years is as follows:

2010	2011	2012	2013	2014
$ 363	$ 363	$ 363	$ 363	$ 363

5.	FACILITIES REALIGNMENT:

In 2007, the Company entered into a sublease for the second floor of its Saddle River, New Jersey facility through the end of the facility’s lease term, January 2016.  Also, in September 2009, the Company extended a sublease for the first floor of its Saddle River, New Jersey facility through the remainder of the facility’s lease term, January 2016. Finally, as part of the Company’s cost savings initiative, the Company relocated its corporate headquarters to a smaller space located in Parsippany, New Jersey in December 2009, thus exiting the third floor of the Saddle River, New Jersey facility. As a result of these activities the Company recorded a $1.0 million charge in 2007 for facility realignment and non-cash asset impairment on furniture and leasehold improvements in the unused space, as well as charges in 2009 of $5.4 million for facility realignment and $1.2 million for non-cash asset impairment on furniture and leasehold improvements in the unused space. In 2010, due to continued adverse conditions in the real estate market, the Company adjusted its assumptions regarding its ability to sublease unoccupied space on the third floor of the Saddle River, New Jersey facility, resulting in a facility realignment charge of $0.6 million, that has been recorded and classified as a long-term liability as of June 30, 2010.

The Company also exited space at its Dresher, Pennsylvania facility during 2009 and recorded charges of $1.4 million for facility realignment and $0.7 million for non-cash impairment of furniture and leasehold improvements in the unused space.

As a result of all these activities, the Company continued to lease unoccupied office space of approximately 47,000 square feet at its Saddle River, New Jersey facility as of June 30, 2010, and continues to seek sublease arrangements for these office spaces. See Note 13 for detail related to the subleases totaling 10,900 square feet of office space at its Dresher, Pennsylvania facility that were executed subsequent to June 30, 2010.

The following table presents a rollforward of the activity in the Company’s restructuring reserve from December 31, 2009 to June 30, 2010, which is included in other accrued expenses and long-term liabilities for $2.4  million and $3.2 million, respectively, as of June 30, 2010.

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2009	$4,730	$1,523	$6,253
Accretion	26	8	34
Payments	(559)	(135)	(694)
Balance as of March 31, 2010	4,197	1,396	5,593
Accretion	25	8	33
Additions	583	-	583
Payments	(419)	(135)	(554)
Balance as of June 30, 2010	$4,386	$1,269	$5,655

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

6.	FAIR VALUE MEASUREMENTS:

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

The fair value of marketable securities is valued using market prices in active markets (level 1).  As of June 30, 2010, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The following table presents assets measured at fair value on a recurring basis, which have been recorded at their fair value in the balance sheet at June 30, 2010 as short-term investments of $0.1 million and within other current assets and other long-term assets for $2.7 million and $2.8 million, respectively:

	As of June 30, 2010		Fair Value
	Carrying	Fair	as of June 30, 2010
	Amount	Value	Level 1	Level 2	Level 3
Marketable securities:
Money Market Funds	$76	$76	$76	$-	$-
Mutual Funds	60	60	60
U.S. Treasury securities	4,562	4,562	4,562	-	-
Government agency securities	937	937	937	-	-
Total	$5,635	$5,635	$5,635	$-	$-

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

Letters of Credit

As of June 30, 2010, the Company had $5.5 million in letters of credit outstanding as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3 for additional detail.

Litigation

Due to the nature of the businesses in which the Company is engaged—outsourced promotional services, such as product promotion (detailing) and the distribution of products—it could be exposed to certain risks including, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with clients (the scope of which may vary from client to client, and the performances of which are not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement or insurance policy; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

8.	COMPREHENSIVE (LOSS):

A reconciliation of net loss as reported in the unaudited interim condensed consolidated statements of operations to comprehensive (loss), net of taxes is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(890)	$(4,835)	$(2,589)	$(10,550)
Other comprehensive income (loss):
Unrealized holding gain (loss) on
available-for-sale securities, net	(3)	6	(1)	4
Comprehensive (loss)	$(893)	$(4,829)	$(2,590)	$(10,546)

9.	PRODUCT COMMERCIALIZATION CONTRACT:

On April 11, 2008, the Company announced the signing of a promotion agreement with Novartis Pharmaceuticals Corporation (Novartis).  Pursuant to the agreement, the Company had the co-exclusive right to promote on behalf of Novartis the pharmaceutical product Elidel® (pimecrolimus) Cream 1% (Product) to physicians in the United States.

On April 22, 2009, the Company and Novartis mutually agreed to terminate this promotion agreement.  In connection with the termination, the Company entered into an amendment to a then existing fee for service sales force agreement (the Sales Force Agreement) with Novartis relating to another Novartis branded product, whereby the Company agreed to provide Novartis a credit of approximately $5 million to be applied to the services provided by the Company under the Sales Force Agreement through the scheduled December 31, 2009 agreement expiration date.  Under the amendment to the Sales Force Agreement, the Company provided Novartis with an additional credit of $250,000 against services that the Company performed for Novartis during 2010.  The Company recognized a benefit of approximately $2.5 million due to the reversal of excess contract loss accrual in the second quarter of 2009.

At June 30, 2010, the Company has no amounts outstanding to Novartis under the Sales Force Agreement, as amended.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

10.	STOCK-BASED COMPENSATION:

On March 1, 2010, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (the Compensation Committee) of the Board of Directors (the Board) of the Company approved grants of SARs and restricted stock units to certain executive officers and members of senior management of the Company. The full Board approved the portion of these grants made to the Company’s CEO.  In approving grants under this plan, the Compensation Committee, and the Board when required, considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel.  There were 120,774 shares of restricted stock units issued with a grant date fair value of $5.03 and 243,974 SARs issued with a grant price of $5.03 in the first quarter of 2010 under the 2004 Plan as part of the Company’s 2009 long-term incentive plan.

The Company recognized $0.4 million and $0.4 million of stock-based compensation expense for the three month periods ended June 30, 2010 and 2009, respectively, and $0.8 million and $0.9 million for the six month periods ended June 30, 2010 and 2009, respectively. The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-performance based stock-based awards granted during the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rate	1.31%	1.47%	1.34%	1.38%
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	51.70%	50.07%	51.08%	44.99%
Dividend yield	0%	0%	0%	0%

11.	INCOME TAXES:

On a quarterly basis, the Company estimates its effective tax rate for the full year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from operations and the effective tax rate for the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income tax expense	$71	$213	$137	$451
Effective income tax rate	8.7%	4.6%	5.6%	4.5%

Income tax expense for the three- and six-month periods ended June 30, 2010 and June 30, 2009 was primarily due to state taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

There have been no material changes to the balance of unrecognized tax benefits reported at June 30, 2010. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

12.	SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009.  During the quarter ended June 30, 2009, there was approximately $1.6 million of intersegment revenue and $1.8 million of intersegment expense related to the work the Company’s Sales Services segment provided on behalf of the PC Services segment to satisfy the settlement of its Product Commercialization Contract obligations (see Note 9). Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarters costs and certain depreciation charges. Certain corporate capital expenditures have not been allocated from the Sales Services segment to the other reporting segments since it is impracticable to do so.

	Sales	Marketing	PC
	Services	Services	Services	Eliminations	Consolidated
Three months ended June 30, 2010:
Revenue	$30,327	$3,196	$-	$-	$33,523
Operating loss	$(437)	$(384)	$-	$-	$(821)
Capital expenditures	$875	$-	$-	$-	$875
Depreciation expense	$241	$50	$-	$-	$291

Three months ended June 30, 2009:
Revenue	$13,936	$3,918	$-	$(1,563)	$16,291
Operating loss	$(4,163)	$(3,241)	$2,486	$236	$(4,682)
Capital expenditures	$-	$164	$-	$-	$164
Depreciation expense	$308	$134	$-	$-	$442

	Sales	Marketing	PC
	Services	Services	Services	Eliminations	Consolidated
Six months ended June 30, 2010:
Revenue	$58,645	$7,251	$-	$-	$65,896
Operating loss	$(1,519)	$(992)	$-	$-	$(2,511)
Capital expenditures	$1,024	$-	$-	$-	$1,024
Depreciation expense	$476	$105	$-	$-	$581

Six months ended June 30, 2009:
Revenue	$34,430	$6,955	$-	$(1,563)	$39,822
Operating loss	$(6,982)	$(5,352)	$1,836	$236	$(10,262)
Capital expenditures	$-	$168	$-	$-	$168
Depreciation expense	$638	$259	$23	$-	$920

13.	SUBSEQUENT EVENTS:

Discontinued Operations

On July 20, 2010, the Company announced its intent to exit the marketing research business currently conducted by its TVG business unit. The Company expects to complete its exit from the TVG business by the end of its third fiscal quarter, September 30, 2010.  The Company estimates that the costs associated with the exit of the TVG business will be approximately $2.3 million.  Included in these costs are severance costs of approximately $0.9 million; lease termination costs of approximately $0.6 million; write off of leasehold improvements of approximately $0.5 million; and approximately $0.3 million in additional costs associated with the exit activities. Substantially all exit costs other than those associated with the write off of leasehold improvements are expected to be cash expenditures. The Company expects to show current and prior year operations and the related exit costs of TVG as discontinued operations beginning in the third quarter of 2010.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Leases

In July 2010, the Company executed an agreement to sublease approximately 6,800 square feet of space at its Dresher, Pennsylvania facility.  The agreement has a term of six years and four months, with a subtenant option to terminate after three years. The specific terms of the sublease are substantially consistent with the assumptions made by the Company in its original facility realignment accrual and as such, no adjustment is deemed necessary as of June 30, 2010. If the subtenant does not exercise the termination clause, the sublease will expire on November 30, 2016, the expiration date of the underlying facility lease.

Also in July 2010, the Company executed a separate agreement to sublease approximately 4,100 square feet of space at its Dresher, Pennsylvania facility. The agreement has a term of six years and four months and will expire on November 30, 2016, the expiration date of the underlying facility lease. The specific terms of the sublease are substantially consistent with the assumptions made by the Company in its original facility realignment accrual and as such, no adjustment is deemed necessary as of June 30, 2010.

As a result of entering into the sublease agreements mentioned above and the anticipated completion of all TVG exit activities, unoccupied space at the Dresher, Pennsylvania location will be approximately 19,000 square feet.

Related Party Transaction

The Company entered into a consulting agreement (the “Agreement”) with its founder and former Director of Strategic Planning and Chairman of the Board of Directors (the “Board”) and Class I director, John P. Dugan. Mr. Dugan, who retired from the Board effective June 3, 2010, is the Company’s largest shareholder beneficially owning approximately 34% of the outstanding common stock of PDI as of July 30, 2010.

The Agreement was executed on August 2, 2010 with an effective date of July 1, 2010 (the “Effective Date”), and shall continue for a period of thirty-six months.  Pursuant to the Agreement, Mr. Dugan will serve as an independent consultant to the Company and provide consulting services to PDI including, but not be limited to, corporate strategy, communications and other general advice (the “Services”) upon request of the Chief Executive Officer and Board for a consulting fee of $12,500 per month over the term of the Agreement. Additionally, as further consideration for performance of the Services, the Company will purchase the vehicle it currently leases on behalf of Mr. Dugan, and have the title to such vehicle transferred to Mr. Dugan.

The Agreement is terminable by the Company upon thirty days prior written notice to Mr. Dugan, and terminable by Mr. Dugan upon ten days prior written notice to the Company. The Agreement also contains certain confidentiality clauses as well as a non-compete clause that continues for a period of two years after the termination of the Agreement.

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

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These statements are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	The effects of the current worldwide economic and financial crisis;

•	Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and life sciences industries;

•	Our customer concentration risk in light of continued consolidation within the pharmaceutical industry and our current business development opportunities;

•	Early termination of a significant services contract or the loss of one or more of our significant customers or a material reduction in service revenues from such customers;

•	Our ability to obtain additional funds in order to implement our strategic plans;

•	Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;

•	Our ability to meet performance goals in incentive-based arrangements with customers;

•	Competition in our industry;

•	Continued consolidation within the pharmaceutical and biopharmaceutical industries;

•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;

•	Product liability claims against us;

•	Failure to comply with laws and regulations or changes to such laws and regulations by us, our industry or our customers;

•	The sufficiency of our insurance and self-insurance reserves to cover future liabilities;

•	Our ability to successfully develop and generate sufficient revenue from product commercialization opportunities;

•	Failure of third-party service providers to perform their obligations to us;

•	Our ability to increase our revenues and successfully manage the size of our operations;

•	Volatility of our stock price and fluctuations in our quarterly revenues and earnings;

•	Our ability to sublease the unused office space in Saddle River, New Jersey and Dresher, Pennsylvania;

•	Failure of, or significant interruption to, the operation of our information technology and communication systems; and

•	The results of any future impairment testing for goodwill and other intangible assets.

Please see Part II – Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q and Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We are a leading provider of outsourced promotional services in the United States to pharmaceutical and other healthcare companies.  Additionally, we provide marketing research and physician interaction programs to the same customer base.  Our services offer customers a range of promotional options for the commercialization of their products throughout those products’ lifecycles, from development through maturity. We provide these services through three business segments: Sales Services (providing teams of sales representatives on a dedicated or shared basis); Marketing Services (providing marketing research and related services); and Product Commercialization (PC) Services—that are described in greater detail below under the caption Description of Reporting Segments.

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

On July 20, 2010, we announced our intent to exit the marketing research business currently conducted by our TVG business unit. We expect to complete our exit from the TVG business by the end of our third fiscal quarter, September 30, 2010. Changes in the healthcare industry, including various mergers and acquisitions as well as healthcare reform, have resulted in a significant decrease in demand for the market research services our TVG business unit provides. See Note 13 for additional details.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth in our Sales Services and Marketing Services businesses, which provide our customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships.  In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers’ product portfolios and therefore we expect the market share penetration of outsourced sales organizations to increase in order to address these needs.  We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the best-in-class outsourced promotional services organization in the United States. We believe our focus has led to the significant level of new business wins we have experienced through the first six months of 2010. In addition, we continue to diligently evaluate the risks and rewards of opportunities within our Product Commercialization segment as they arise, while enhancing future value-added service offerings.

DESCRIPTION OF REPORTING SEGMENTS

For the quarter ended June 30, 2010, our three reporting segments were as follows:
♦	Sales Services, which is comprised of the following business units:
•	Dedicated Sales Teams; and
•	Shared Sales Teams.
♦	Marketing Services, which is comprised of the following business units:
•	Pharmakon; and
•	TVG Marketing Research and Consulting (TVG).
♦	Product Commercialization (PC) Services.

Selected financial information for each of these segments is contained in Note 12 to the interim financial statements and in the discussion under the caption Consolidated Results of Operations.

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

PDI, Inc.

of a large contract or the loss of multiple Sales Services contracts could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Marketing Services

Our Marketing Services segment, comprised of our Pharmakon and TVG business units, enters into and performs contracts that generally take the form of either master service agreements with a term of one to three years, or contracts specifically related to particular projects with terms equal to the duration of the project (typically two to six months).  These contracts include standard representations and warranties as well as confidentiality and indemnification obligations and are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment of all work completed to date, plus the cost of any nonrefundable commitments made by us on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our business, financial condition, results of operations or cash flows.  As disclosed in Note 13 to the interim financial statements, and announced on July 20, 2010, we intend to exit the market research business and cease operations of TVG by September 30, 2010.

PC Services

In March 2008, we announced a strategic initiative to identify and execute on opportunities to enter into arrangements with pharmaceutical companies to provide sales and marketing support services and potentially limited capital in connection with the promotion of pharmaceutical products in exchange for a percentage of product sales above a certain threshold amount. In April 2008, we entered into a contract under our product commercialization initiative with Novartis.  On April 22, 2009, we announced the termination of this agreement with Novartis.  See Note 9 to the interim financial statements for additional information relating to the agreement.  Although we are not currently parties to any product commercialization agreements, we continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis and may pursue additional opportunities in the future to the extent we are able to mitigate certain risks relating to the investment of our resources.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue, net (Sales). The trends illustrated in this table may not be indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	76.0%	57.8%	77.2%	70.2%
Gross profit	24.0%	42.2%	22.8%	29.8%

Compensation expense	14.9%	35.3%	15.1%	30.3%
Other selling, general and administrative expenses	9.9%	24.6%	10.6%	20.7%
Facilities realignment	1.7%	11.1%	0.9%	4.5%
Total operating expenses	26.5%	71.0%	26.6%	55.5%
Operating loss	(2.4%)	(28.7%)	(3.8%)	(25.8%)

Other income, net	0.0%	0.4%	0.1%	0.4%
Loss before income tax	(2.4%)	(28.4%)	(3.7%)	(25.4%)
Provision for income tax	0.2%	1.3%	0.2%	1.1%

Net loss	(2.7%)	(29.7%)	(3.9%)	(26.5%)

PDI, Inc.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue, net (in thousands)
	Three Months Ended
	June 30,
	2010	2009	Change ($)	Change (%)
Sales Services	$30,327	$13,936	$16,391	117.6%
Marketing Services	3,196	3,918	(722)	(18.4%)
PC Services	-	-	-	-
Eliminations	-	(1,563)	1,563	(100.0%)
Total	$33,523	$16,291	$17,232	105.8%

    Consolidated revenue, net for the quarter ended June 30, 2010 increased by $17.2 million, or 105.8%, to $33.5 million, compared to the quarter ended June 30, 2009. This increase was primarily attributable to new business wins in our Sales Services segment, which was partially offset by a decrease in our Marketing Services segment revenue.

Revenue, net in our Sales Services segment for the quarter ended June 30, 2010 increased by $16.4 million, or 117.6%, to $30.3 million, compared to the quarter ended June 30, 2009. The increase in Sales Services revenue, net was primarily due to 2010 business wins of approximately $16.6 million, performance fees of $0.9 million as well as increases in our continuing (or renewal) contracts of approximately $1.3 million and pass through costs of $0.9 million. These increases were partially offset by contracts that expired and were not renewed in 2010 with an approximate value of $3.6 million.

Revenue, net in the Marketing Services segment for the quarter ended June 30, 2010 decreased by $0.7 million, or 18.4%, to $3.2 million, compared to the quarter ended June 30, 2009.  Revenue from our Pharmakon and TVG business units decreased approximately $0.5 million and $0.4 million, respectively, compared to the quarter ended June 30, 2009. Pharmakon’s decrease in revenue, net was attributable to the overall reduction in the number of projects in effect in the current period as well as our customers delaying certain projects. The decrease in TVG’s revenue, net was primarily attributable to the cancellation or delay of certain contracts by our customers as well as the decrease in demand of market research. Changes in the healthcare industry, including various mergers and acquisitions as well as healthcare reform, have resulted in a significant decrease in demand for the market research services our TVG business unit provides. We therefore intend to exit the market research services business and close our TVG business unit, as publicly announced on July 20, 2010.

There was no revenue, net in the PC Services segment for the quarters ended June 30, 2010 and 2009, respectively, as there were no ongoing product commercialization activities during either period.

Cost of services (in thousands)
	Three Months Ended
	June 30,
	2010	2009	Change ($)	Change (%)
Sales Services	$23,658	$11,613	$12,045	103.7%
Marketing Services	1,808	2,081	(273)	(13.1%)
PC Services	-	(2,486)	2,486	(100.0%)
Eliminations	-	(1,799)	1,799	(100.0%)
Total	$25,466	$9,409	$16,057	170.7%

Consolidated cost of services for the quarter ended June 30, 2010 increased by $16.1 million, or 170.7%, to $25.5 million, compared to the quarter ended June 30, 2009. This increase was due to higher program expenses in our Sales Services segment in support of the increased revenues discussed above, and lower program expenses in our Marketing Services segment due to the decrease in revenues discussed above.

Cost of services in our Sales Services segment for the quarter ended June 30, 2010 increased by $12.0 million, or 103.7%, to $23.7 million, compared to the quarter ended June 30, 2009. This increase is directly attributable to the increase in Sales Services engagements, which requires a significant increase in headcount in order to deliver the additional services. The higher headcount resulted in comparable increases in costs related to: the recruitment, hiring and training of new employees; employee compensation; employee-related benefits; automobile lease expense; and reimbursable travel expenses such as mileage and gas.

PDI, Inc.

Cost of services in our Marketing Services segment for the quarter ended June 30, 2010 decreased by $0.3 million, or 13.1%, to $1.8 million, compared to the quarter ended June 30, 2009. Reductions in costs of services at our Pharmakon business unit were directly attributable to the decrease in the number of projects in effect and our customers delaying certain projects during the period ended June 30, 2010 compared to the period ended June 30, 2009. Lower cost of services at our TVG business unit was the direct result of project cancellations or delays during the current quarter. In addition, PDI Voice, our new Call Center, incurred approximately $0.4 million of expenses during the current quarter related to program execution. During the quarter ended June 30, 2009, the support services now provided by PDI Voice were being outsourced to a third-party service provider.

There was no cost of services in the PC Services segment for the quarter ended June 30, 2010. During the quarter ended June 30, 2009, the segment recorded a $2.5 million credit due to the reversing of the excess contract loss accrual recognized during 2008.

Gross profit (in thousands)

Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Eliminations	Sales	Total	Sales
2010	$6,669	22.0%	$1,388	43.4%	$-	-	$-	0.0%	$8,057	24.0%
2009	2,323	16.7%	1,837	46.9%	2,486	-	236	-15.1%	6,882	42.2%
Change	$4,346		$(449)		$(2,486)		$(236)		$1,175

    Consolidated gross profit for the quarter ended June 30, 2010 increased by $1.2 million, or 17.1%, to $8.1 million, compared to the quarter ended June 30, 2009. The consolidated gross profit percentage decreased 18.2% to 24.0% for the quarter ended June 30, 2010, from 42.2% in the quarter ended June 30, 2009. The quarter ended June 30, 2009 benefited from positive gross profit of approximately $2.8 million due to the reversal of an excess contract loss accrual associated with the termination of a promotion agreement. Excluding the impact of the reversal of excess contract loss accrual, the consolidated gross profit percentage for the quarter ended June 30, 2009 has remained relatively consistent for the quarters ended June 30, 2010 and 2009.

The gross profit percentage in our Sales Services segment for the quarter ended June 30, 2010 increased 5.3%, to 22.0%, from 16.7% in the quarter ended June 30, 2009. The increase is primarily the result of higher gross profit from new sales services engagements that began during the first quarter of 2010 when compared to engagements that expired or were terminated during or subsequent to the second quarter of 2009. This increase is attributable to lower variable costs on the 2010 sales services engagements such as fuel and mileage reimbursements and insurance costs and certain efficiencies related to the management of our shared sales reps.

The gross profit percentage in our Marketing Services segment for the quarter ended June 30, 2010 decreased 3.5% to 43.4%, from 46.9% in the quarter ended June 30, 2009. This decrease was primarily attributable to a larger portion of our segment revenue coming from our lower margin TVG business unit and additional costs associated with the launch of PDI Voice, which is being utilized to support the delivery of services from the Pharmakon business unit. During the quarter ended June 30, 2009, the support services now provided by PDI Voice were being outsourced to a third-party service provider.

There was no gross profit in our PC Services segment for the quarter ended June 30, 2010. During the quarter ended June 30, 2009, the PC services segment recorded a credit of $2.5 million due to the reversal of excess contract loss accrual recognized during 2008.

Compensation expense (in thousands)

Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2010	$3,693	12.2%	$1,291	40.4%	$-	-	$4,984	14.9%
2009	3,540	25.4%	2,214	56.5%	-	-	5,754	35.3%
Change	$153		$(923)		$-		$(770)

Consolidated compensation expense for the quarter ended June 30, 2010 decreased by $0.8 million, to $5.0 million, compared to the quarter ended June 30, 2009. As a percentage of consolidated revenue, consolidated compensation expense decreased 20.4%, to 14.9% for the quarter ended June 30, 2010, from 35.3% in the quarter ended June 30, 2009. This decrease is primarily related to our Marketing Services segment.

PDI, Inc.

Compensation expense in our Sales Services segment for the quarter ended June 30, 2010 increased by $0.2 million, to $3.7 million, compared to the quarter ended June 30, 2009. The slight increase in segment compensation expense is primarily the result of an increase in the segment bonus accrual. As a percentage of segment revenue, compensation expense decreased 13.2% to 12.2% for the quarter ended June 30, 2010, from 25.4% for the quarter ended June 30, 2009. The decline in segment compensation expense as a percent of segment revenue was primarily driven by the significant increase in segment revenue in 2010.

Compensation expense in our Marketing Services segment for the quarter ended June 30, 2010 decreased by $0.9 million, to $1.3 million, compared to the quarter ended June 30, 2009.  The decrease in segment compensation expense is primarily attributable to reductions in headcount at our TVG business unit in 2009 and severance charges that occurred in 2009 and did not recur in 2010.  As a percentage of segment revenue, compensation expense decreased 16.2%, to 40.3% for the quarter ended June 30, 2010, from 56.5% in the quarter ended June 30, 2009. The decline in segment compensation expense as a percent of segment revenue was due to a larger decrease in segment headcount and severance costs relative to the decrease in revenue.

There were no corporate costs allocated to our PC Services segment for the quarters ended June 30, 2010 and 2009, as there were no ongoing product commercialization activities during either period.

Other selling, general and administrative expenses (in thousands)

Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2010	$2,829	9.3%	$482	15.1%	$-	-	$3,311	9.9%
2009	2,947	21.1%	1,053	26.9%	-	-	4,000	24.6%
Change	$(118)		$(571)		$-		$(689)

Consolidated other selling, general and administrative expenses for the quarter ended June 30, 2010 decreased by $0.7 million, to $3.3 million, compared to the quarter ended June 30, 2009. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased 14.7%, to 9.9% for the quarter ended June 30, 2010, from 24.6% in the quarter ended June 30, 2009. This decrease was primarily due to lower other selling, general and administrative expenses in the Marketing Services segment.

Other selling, general and administrative expenses in our Sales Services segment for the quarter ended June 30, 2010 decreased by $0.1 million, to $2.8 million, compared to the quarter ended June 30, 2009. As a percentage of segment revenue, other selling, general and administrative expenses decreased 11.8% to 9.3% for the quarter ended June 30, 2010, from 21.1% in the quarter ended June 30, 2009. This decrease is primarily attributable to the savings in allocated corporate costs as a result of the 2009 corporate facilities realignment efforts and reductions in headcount partially offset by $0.3 million of consulting costs related to strategic initiatives within the segment on a significantly higher segment revenue base in 2010.

Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended June 30, 2010 decreased by $0.6 million, to $0.5 million, compared to the quarter ended June 30, 2009. As a percentage of segment revenue, other selling, general and administrative expenses decreased 11.8%, to 15.1% for the quarter ended June 30, 2010, from 26.9% in the quarter ended June 30, 2009. The decrease in segment other selling, general and administrative expenses is primarily attributable to the facilities realignment efforts implemented at our TVG business unit during fiscal 2009, which resulted in a decrease in facilities expenses of $0.2 million.  Also contributing to the decrease was a reduction in allocated corporate costs due to the 2009 corporate facilities realignment. Partially offsetting these efficiencies was approximately $0.1 million of expenses related to PDI Voice, which is being utilized to support the delivery of services on projects within the Pharmakon business unit.

There were no corporate costs allocated to our PC Services segment for the quarters ended June 30, 2010 and 2009, as there were no ongoing activities from this segment during either period.

 Facilities realignment

During the quarter ended June 30, 2010, our Sales Services segment incurred a charge of approximately $0.6 million from adjustments in our assumptions regarding the ability to sublease unoccupied space on the third floor of our Saddle River, New Jersey facility due to continued adverse conditions in the real estate market. In the second quarter of 2009, our Marketing Services segment incurred charges of approximately $1.3 million related to unused office space capacity at our Dresher facility and approximately $0.5 million related to the impairment of fixed assets associated with the unused office space.  In July 2010, we executed two separate agreements to sublease a total of approximately 10,900 square feet of space at our Dresher, Pennsylvania facility.  Both executed agreements are for six years and four months and expire on November 30, 2016. One of these agreements, covering 6,800 square feet of space, includes a subtenant option to terminate the lease after three years. See Note 13 for additional detail.

PDI, Inc.

Operating loss

We incurred operating losses of $0.8 million and $4.7 million for the quarters ended June 30, 2010 and 2009, respectively.  This $3.9 million reduction in operating loss was primarily due to the greater number of sales services agreements in effect during the quarter ended June 30, 2010, and the positive impact of our 2009 cost reduction initiatives.

Provision for income tax

The federal and state corporate income tax expense was approximately $0.1 million for the quarter ended June 30, 2010, compared to income tax expense of $0.2 million for the quarter ended June 30, 2009. The effective tax rate for the quarter ended June 30, 2010 was 16.7%, compared to an effective tax rate of 4.6% for the quarter ended June 30, 2009.  Income tax expense for the quarters ended June 30, 2010 and June 30, 2009 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

[
Revenue, net (in thousands)
	Six Months Ended
	June 30,
	2010	2009	Change ($)	Change (%)
Sales Services	$58,645	$34,430	$24,215	70.3%
Marketing Services	7,251	6,955	296	4.3%
PC Services	-	-	-	-
Eliminations	-	(1,563)	1,563	(100.0%)
Total	$65,896	$39,822	$26,074	65.5%

Consolidated revenue, net for the six months ended June 30, 2010 increased by $26.1 million, or 65.5%, to $65.9 million, compared to the six months ended June 30, 2009. This increase was primarily attributable to new business wins in our Sales Services segment.

Revenue, net in our Sales Services segment for the six months ended June 30, 2010 increased by $24.2 million, or 70.3%, to $58.6 million, compared to the six months ended June 30, 2009. The increase in Sales Services revenue, net was primarily due to 2010 business wins of approximately $24.9 million, performance fees of $0.9 million on existing contracts as well as increases in our continuing (or renewal) contracts of $3.9 million and pass through costs of $0.9 million. These increases were partially offset by contracts that did not continue in 2010 of approximately $6.4 million.

Revenue, net in our Marketing Services segment for the six months ended June 30, 2010 increased by $0.3 million, or 4.3%, to $7.3 million, compared to the six months ended June 30, 2009. The increase in Marketing Services revenue was primarily due to a $0.6 million increase in revenue, net for our Pharmakon business unit attributable to the overall increase in the number of projects in effect in the first three months of 2010, which was partially offset by a $0.3 million decrease in revenue, net for our TVG business unit primarily attributable to the cancellation or delay of certain contracts by our customers as well as the overall decrease in demand of market research. Changes in the healthcare industry, including various mergers and acquisitions as well as healthcare reform, have resulted in a significant decrease in demand for the market research services our TVG business unit provides. We therefore intend to exit the market research services business and close our TVG business unit, as publicly announced on July 20, 2010,

Cost of services (in thousands)
	Six Months Ended
	June 30,
	2010	2009	Change ($)	Change (%)
Sales Services	$46,500	$28,468	$18,032	63.3%
Marketing Services	4,393	3,786	607	16.0%
PC Services	-	(2,486)	2,486	(100.0%)
Eliminations	-	(1,799)	1,799	(100.0%)
Total	$50,893	$27,969	$22,924	82.0%

PDI, Inc.

Consolidated cost of services for the six months ended June 30, 2010 increased by $22.9 million, or 82.0%, to $50.9 million, compared to the six months ended June 30, 2009. This increase was due to higher program expenses in our Sales Services segment in support of the increased revenues discussed above, as well as higher program expenses in our Marketing Services segment.

Cost of services in our Sales Services segment for the six months ended June 30, 2010 increased by $18.0 million, or 63.3%, to $46.5 million, compared to the six months ended June 30, 2009. This is directly attributable to the increase in Sales Services engagements, which requires a significant increase in headcount in order to deliver the additional services. The higher headcount resulted in comparable increases in costs such as: the recruitment, hiring and training of new employees; employee compensation; employee-related benefits; automobile lease expense; and reimbursable travel expenses such as mileage and gas.

Cost of services in our Marketing Services segment for the six months ended June 30, 2010 increased by $0.6 million, or 16.0%, to $4.4 million, compared to the six months ended June 30, 2009. The increase in costs of services at our Pharmakon business unit was directly attributable to the increase in the number of projects in effect during the six months ended June 30, 2010 when compared to the six month period ended June 30, 2009. Lower cost of services at our TVG business unit was the direct result of project cancellations or delays during the current quarter. In addition, PDI Voice, our new Call Center, incurred approximately $0.9 million of expenses during the six months ended June 30, 2010, related to program execution. During the six months ended June 30, 2009, the support services now provided by PDI Voice were being outsourced to a third-party service provider.

There was no cost of services in the PC Services segment for the six months ended June 30, 2010. During the six months ended June 30, 2009, the segment recorded a $2.5 million credit due to the reversing the excess contract loss accrual recognized during 2008.

Gross profit (in thousands)

Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Eliminations	Sales	Total	Sales
2010	$12,145	20.7%	$2,858	39.4%	$-	-	$-	0.0%	$15,003	22.8%
2009	5,962	17.3%	3,169	45.6%	2,486	-	236	-15.1%	11,853	29.8%
Change	$6,183		$(311)		$(2,486)		$(236)		$3,150

Consolidated gross profit for the six months ended June 30, 2010 increased by $3.2 million, or 26.6%, to $15.0 million, compared to the six months ended June 30, 2009. The consolidated gross profit percentage decreased 7.0%, to 22.8% for the six months ended June 30, 2010, from 29.8% in the six months ended June 30, 2009. The six months ended June 30, 2009 benefited from positive gross profit of approximately $2.8 million due to the reversal of an excess contract loss accrual associated with the termination of a promotion agreement. Excluding the impact of the reversal of excess contract loss accrual, consolidated gross profit has remained relatively consistent for the six months ended June 30, 2010 and 2009.

The gross profit percentage in our Sales Services segment for the six months ended June 30, 2010 increased 10.5%, to 20.7%, from 10.2% in the six months ended June 30, 2009. The increase is primarily the result of higher gross profit from new sales services engagements that began during the first six months of 2010 when compared to engagements that expired or were terminated during or subsequent to the second quarter of 2009. This can be attributable to lower variable costs on the 2010 sales services engagements such as fuel and mileage reimbursements and insurance costs and certain efficiencies related to the management of our shared sales reps.

The gross profit percentage in our Marketing Services segment for the six months ended June 30, 2010 decreased 4.3%, to 39.4%, from 43.7% in the six months ended June 30, 2009. This decrease was primarily attributable to a larger portion of our segment revenue coming from our lower margin TVG business unit and additional costs associated with the launch of PDI Voice, which is being utilized to support the delivery of services from the Pharmakon business unit. During the six months ended June 30, 2009, the support services now provided by PDI Voice were being outsourced to a third-party service provider.

There was no gross profit in our PC Services segment for the six months ended June 30, 2010. During the six months ended June 30, 2009, the PC services segment recorded a credit of $2.5 million due to the reversal of excess contract loss accrual recognized during 2008.

PDI, Inc.

Compensation expense (in thousands)

Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2010	$7,238	12.3%	$2,739	37.8%	$-	-	$9,977	15.1%
2009	7,078	20.6%	4,595	66.1%	374	-	12,047	30.3%
Change	$160		$(1,856)		$(374)		$(2,070)

Consolidated compensation expense for the six months ended June 30, 2010 decreased by $2.1 million, or 17.2%, to $10.0 million, compared to the six months ended June 30, 2009. As a percentage of consolidated revenue, consolidated compensation expense decreased 15.2%, to 15.1% for the six months ended June 30, 2010, from 30.3% in the six months ended June 30, 2009, and primarily related to our Marketing Services segment.

Compensation expense in our Sales Services segment for the six months ended June 30, 2010 increased by $0.2 million, to $7.2 million, compared to the six months ended June 30, 2009. The slight increase in segment compensation expense is primarily the result of an increase in the segment bonus accrual. As a percentage of segment revenue, compensation expense decreased 8.3%, to 12.3% for the six months ended June 30, 2010, from 20.6% for the six months ended June 30, 2009. The decline in segment compensation expense as a percent of segment revenue was primarily driven by the significant increase in segment revenue in 2010.

Compensation expense in our Marketing Services segment for the six months ended June 30, 2010 decreased by $1.9 million, to $2.7 million, compared to the six months ended June 30, 2009.  The decrease in segment compensation expense is primarily attributable to reductions in headcount at our TVG business unit in 2009 and severance charges that occurred in 2009 that did not recur in 2010.  As a percentage of segment revenue, segment compensation expense decreased 28.4%, to 37.7% for the six months ended June 30, 2010, from 66.1% in the six months ended June 30, 2009. The decline in segment compensation expense as a percent of segment revenue was due to a decrease in headcount and severance costs relative to the decrease in the revenue base in 2010.

There were no corporate costs allocated to our PC Services segment for the quarters ended June 30, 2010 and 2009, as there were no ongoing product commercialization activities during either period.

Other selling, general and administrative expenses (in thousands)

Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2010	$5,843	10.0%	$1,111	15.3%	$-	-	$6,954	10.6%
2009	5,865	17.0%	2,117	30.4%	276	-	8,258	20.7%
Change	$(22)		$(1,006)		$(276)		$(1,304)

Consolidated other selling, general and administrative expenses for the six months ended June 30, 2010 decreased by $1.3 million, or 15.8%, to $7.0 million, compared to the six months ended June 30, 2009. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased 10.2%, to 10.6% for the six months ended June 30, 2010, from 20.8% in the six months ended June 30, 2009. This was primarily due to lower other selling, general and administrative expenses in our Marketing Services segment.

Other selling, general and administrative expenses in our Sales Services segment for the six months ended June 30, 2010 decreased by $0.1 million, to $5.8 million, compared to the six months ended June 30, 2009. As a percentage of segment revenue, other selling, general and administrative expenses decreased 7.1%, to 9.9% for the six months ended June 30, 2010, from 17.0% in the six months ended June 30, 2009.  This decrease is primarily attributable to the savings in allocated corporate costs as a result of the 2009 corporate facilities realignment efforts and reductions in headcount partially offset by $0.3 million of consulting costs related to strategic initiatives within the segment.

Other selling, general and administrative expenses in our Marketing Services segment for the six months ended June 30, 2010 decreased by $1.0 million, to $1.2 million, compared to the six months ended June 30, 2009. As a percentage of segment revenue, other selling, general and administrative expenses decreased 14.3%, to 16.1% for the six months ended June 30, 2010, from 30.4% in the six months ended June 30, 2009. The decrease in segment other selling, general and administrative expenses is primarily attributable to the facilities realignment efforts implemented during fiscal 2009 at our TVG business unit, which resulted in a decrease in facilities expenses of $0.4 million, and a reduction in allocated corporate costs due to the 2009 corporate facilities realignment. Offsetting these efficiencies in part was approximately $0.3 million of expenses related to PDI Voice, which is being utilized to support the delivery of services on projects within the Pharmakon business unit.

PDI, Inc.

Facilities realignment

During the six months ended June 30, 2010, our Sales Services segment incurred a charge of approximately $0.6 million from adjustments in our assumptions regarding the ability to sublease unoccupied space on the third floor of our Saddle River, New Jersey facility due to continued adverse conditions in the real estate market. In the second quarter of 2009, our Marketing Services segment incurred charges of approximately $1.3 million related to unused office space capacity at our Dresher facility and approximately $0.5 million related to the impairment of fixed assets associated with the unused office space.  In July 2010, we executed two separate agreements to sublease a total of approximately10,900 square feet of space at our Dresher, Pennsylvania facility. Both executed agreements are for six years and four months and expire on November 30, 2016. One of these agreements, covering 6,800 square feet of space, includes a subtenant option to terminate the lease after three years. See Note 13 for additional detail.

Operating loss

There was an operating loss of $2.5 million for the six months ended June 30, 2010 as compared to an operating loss of $10.3 million for the six months ended June 30, 2009.  This $7.8 million reduction in operating loss was primarily due to the greater number of sales services agreements in effect during the quarter ended June 30, 2010, and the positive impact of our 2009 cost reduction initiatives.

Provision for income tax

The federal and state corporate income tax expense was approximately $0.2 million for the six months ended June 30, 2010, compared to income tax expense of $0.5 million for the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010 was 8.3%, compared to an effective tax rate of 4.5% for the six months ended June 30, 2009.  Income tax expense for the six months ended June 30, 2010 and June 30, 2009 was primarily due to state taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had cash and cash equivalents and short-term investments of approximately $81.0 million and working capital of $69.3 million, compared to cash and cash equivalents and short-term investments of approximately $72.6 million and working capital of approximately $71.6 million at December 31, 2009.   As of June 30, 2010, we had no commercial debt.

For the six months ended June 30, 2010, net cash provided by operating activities was $9.5 million, compared to $13.6 million of net cash used in operating activities for the six months ended June 30, 2009.  The main components of cash provided by operating activities during the six months ended June 30, 2010 was the increase in unearned contract revenue of $5.2 million, the decrease in accounts receivable of $4.1 million and the receipt of a $3.3 million income tax refund. This was partially offset by the net loss of $2.7 million, the increase in unbilled receivables of $1.5 million and the decrease in accounts payable of $1.3 million. The main components of cash used in operating activities during the six months ended June 30, 2009 were a net loss of $10.6 million and a decrease in liabilities of $10.5 million, partially offset by a reduction in accounts receivable of $7.4 million.

As of June 30, 2010, we had $4.9 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of June 30, 2010, we had $19.4 million of unearned contract revenue.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the six months ended June 30, 2010, net cash used in investing activities was $1.0 million compared to $0.2 million of cash used in investing activities during the six months ended June 30, 2009. We had approximately $1.0 million of capital expenditures primarily for computer equipment and software during the six months ended June 30, 2010, $0.6 million of which had been accrued for in other accrued expenses as of December 31, 2009.  All capital expenditures were funded out of available cash.  For the six months ended June 30, 2010, net cash used in financing activities represented shares of our stock that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the six months ended June 30, 2010, we had two clients that accounted for approximately 52.3% and 21.0%, respectively, or a total of 73.3% of our service revenue.  We are likely to continue to experience a high degree of client concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or significant reduction of business from any of our significant clients, or a decrease in demand for our services, could have a material adverse effect on our financial condition and results of operations.  In addition, Shared Sales Teams’ services to our second largest customer are seasonal in nature, occurring primarily in the winter season.

PDI, Inc.

Going Forward

Our primary sources of liquidity are cash generated from our operations, available cash and cash equivalents and short-term investments.  These sources of liquidity are needed to fund our working capital requirements and 2010 estimated capital expenditures of approximately $1.4 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks primarily consist of the impact of changes in the market value of certain of our investments. As of June 30, 2010, no material change had occurred in our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 included in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Excluding the updates discussed below, there have been no other material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

The majority of our revenue is derived from a very limited number of customers, the loss of any one of which could materially and adversely affect our financial condition and results of operations.

Our revenue and profitability currently depend to a great extent on our relationships with a very limited number of large pharmaceutical companies. For the six months ended June 30, 2010, our two largest customers accounted for approximately 52.3% and 21.0%, respectively, or a total of 73.3%, of our service revenue. For the year ended December 31, 2009, our two largest customers accounted for approximately 42.0% and 16.5%, or a total of 58.5%, of our service revenue. While we expect to continue gaining new business over the remainder of 2010, it is likely that our revenue and profitability will continue to be dependent on a very limited number of large pharmaceutical companies, and we may experience an even higher degree of customer concentration throughout the remainder of 2010 and beyond in light of continued consolidation within the pharmaceutical industry and current business development opportunities.

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

PDI, Inc.

be accurately predicted by us or our customers and could cause our customers to introduce cost cutting initiatives that result in reduced demand for our outsourced pharmaceutical services, or lead to the early termination of existing contracts, and materially and adversely affect our business, financial position and results of operations.

Item 6.  Exhibits

Exhibit No.	Description
10.1*	Consulting Agreement between the Company and John P. Dugan.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.1.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.2.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.1.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.2.

*—Filed herewith

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 4, 2010	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer