Form 10-Q
period 2010-09-30
PDI INC
filed 2010-11-04
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Class	Shares Outstanding October 31, 2010
Common stock, $0.01 par value	14,324,246

	PDI, Inc.
	Form 10-Q for Period Ended September 30, 2010
	TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009 (unaudited)	5

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	30

Signatures		31

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$83,355	$72,463
Short-term investments	130	164
Accounts receivable, net	10,257	11,858
Unbilled costs and accrued profits on contracts in progress	3,534	3,483
Income tax refund receivable	-	3,298
Other current assets	2,334	5,245
Total current assets	99,610	96,511
Property and equipment, net	3,030	3,530
Goodwill	5,068	5,068
Other intangible assets, net	2,270	2,542
Other long-term assets	4,861	2,125
Total assets	$114,839	$109,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,171	$1,994
Unearned contract revenue	8,488	6,793
Accrued salary and bonus	9,498	6,071
Other accrued expenses	13,204	10,022
Total current liabilities	33,361	24,880
Long-term liabilities	9,782	10,006
Total liabilities	43,143	34,886

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,396,028 and 15,308,160 shares issued, respectively;
14,325,139 and 14,242,715 shares outstanding, respectively	154	153
Additional paid-in capital	124,405	123,295
Accumulated deficit	(39,266)	(35,003)
Accumulated other comprehensive income	(2)	3
Treasury stock, at cost (1,070,889 and 1,065,445 shares, respectively)	(13,595)	(13,558)
Total stockholders' equity	71,696	74,890
Total liabilities and stockholders' equity	$114,839	$109,776

The accompanying notes are an integral part of these condensed consolidated financial statements

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue, net	$35,972	$19,643	$99,952	$57,312
Cost of services	27,489	13,295	77,209	39,919
Gross profit	8,483	6,348	22,743	17,393

Compensation expense	4,518	4,332	13,481	13,840
Other selling, general and administrative expenses	3,545	4,272	10,410	12,221
Facilities realignment	-	1,220	583	1,220
Total operating expenses	8,063	9,824	24,474	27,281
Operating income (loss)	420	(3,476)	(1,731)	(9,888)

Other income, net	58	41	133	208
Income (loss) from continuing operations
before income tax	478	(3,435)	(1,598)	(9,680)
Provision for income tax	71	17	208	446
Income (loss) from continuing operations	407	(3,452)	(1,806)	(10,126)
Loss from discontinued operations, net of tax	(2,081)	(1,110)	(2,457)	(4,986)

Net loss	$(1,674)	$(4,562)	$(4,263)	$(15,112)

Basic income (loss) per share of common stock:
Income (loss) from continuing operations	$0.03	$(0.24)	$(0.13)	$(0.71)
Loss from discontinued operations	(0.15)	(0.08)	(0.17)	(0.35)
Net loss per basic share of common stock	$(0.12)	$(0.32)	$(0.30)	$(1.06)

Diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$0.03	$(0.24)	$(0.13)	$(0.71)
Loss from discontinued operations	(0.14)	(0.08)	(0.17)	(0.35)
Net loss per diluted share of common stock	$(0.11)	$(0.32)	$(0.30)	$(1.06)

Weighted average number of common shares and
common share equivalents outstanding:
Basic	14,325	14,216	14,291	14,216
Diluted	14,661	14,216	14,291	14,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(4,263)	$(15,112)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,243	2,197
Deferred income taxes, net	-	247
Provision for bad debt	23	23
Non-cash facilities realignment	575	903
Stock-based compensation	1,111	1,190
Other (gains), losses and expenses, net	16	45
Other changes in assets and liabilities:
Decrease in accounts receivable	1,601	3,589
Increase in unbilled costs	(51)	(3,318)
Decrease in income tax refund receivable	3,298	-
Decrease in other current assets	2,212	824
(Increase) decrease in other long-term assets	(2,054)	442
Increase (decrease) in accounts payable	177	(725)
Increase in unearned contract revenue	1,695	886
Increase (decrease) in accrued salaries and bonus	3,427	(638)
Decrease in accrued contract loss	-	(8,695)
Increase (decrease) in other accrued expenses	3,785	(1,594)
(Decrease) increase in long-term liabilities	(330)	858
Net cash provided by (used in) operating activities	12,465	(18,878)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,536)	(586)
Net cash used in investing activities	(1,536)	(586)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(37)	(59)
Net cash used in financing activities	(37)	(59)

Net increase (decrease) in cash and cash equivalents	10,892	(19,523)
Cash and cash equivalents – beginning	72,463	90,074
Cash and cash equivalents – ending	$83,355	$70,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (SEC).  The interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

On July 19, 2010, the Company’s Board of Directors (Board) approved closing the TVG Marketing Research & Consulting (“TVG”) business unit. The Company completed the closure of TVG operations during the period ended September 30, 2010, and the interim financial statements reflect the presentation of TVG as a discontinued operation for the three- and nine-month periods ending September 30, 2010 and 2009, respectively.  See Note 13 to the interim financial statements for additional detail regarding the discontinued operations of TVG.

See Note 15 to the interim financial statements for details related to subsequent events the Company has identified for disclosure.

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic weighted average number of
common shares	14,325	14,216	14,291	14,216
Dilutive effect of stock-based awards	336	-	-	-
Diluted weighted average number of common shares	14,661	14,216	14,291	14,216

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on income / (loss) per share for the following periods because they would have been anti-dilutive:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Options	180	244	180	244
Stock-settled stock appreciation rights (SARs)	74	269	483	269
Restricted stock units	18	315	468	315
Performance contingent SARs	305	305	305	305
	577	1,133	1,436	1,133

Goodwill and Other Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill.  Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to identifiable intangible assets and goodwill.  The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests require significant judgments and estimates by the Company’s management.  These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the market participant cost of capital. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact on the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of goodwill and other intangible assets, which could result in an impairment of goodwill and acquired intangible assets.

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

While the Company’s management uses available information to prepare its estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in additional impairments of goodwill or identified intangible assets. At September 30, 2010 no indication of impairment was identified.

Recently Adopted Accounting Standard Updates

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (ASU No. 2010-06). This update requires the following disclosures: (1) the different classes of assets and liabilities measured at fair value; (2) the valuation techniques and inputs used; (3) a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements; and (4) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. ASU No. 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU No. 2010-06 has been incorporated into the footnote disclosures within these interim financial statements.

Accounting Standard Updates Not Yet Effective

In October 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under Accounting Standards Codification 605-25 (ASC 605-25). The revised guidance eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting and eliminates the residual method to allocate arrangement

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

consideration. In addition, the updated guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the Company beginning January 1, 2011 and will be adopted by the Company as of this date on a prospective basis. The Company does not believe that this accounting standards update will have a material impact on its financial statements when it becomes effective. The Company will continue to evaluate the impact that this update will have, if any, until it becomes effective.

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

Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  At September 30, 2010 and December 31, 2009, the carrying value of available-for-sale securities was approximately $130,000 and $164,000, respectively, which are included in short-term investments.  The available-for-sale securities at September 30, 2010 and December 31, 2009 consisted of approximately $76,000 and $90,000, respectively, in money market accounts, and approximately $54,000 and $74,000, respectively, in mutual funds.  At September 30, 2010, there were no gross unrealized holding gains and $3,000 of gross unrealized holding losses included in accumulated other comprehensive income.  At December 31, 2009, there were $6,000 of gross unrealized holding gains and no gross unrealized holding losses included in accumulated other comprehensive income.  There were no gross realized gains or losses included in other income, net in the three- and nine-month periods ended September 30, 2010 and 2009.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $5.3 million and $5.7 million at September 30, 2010 and December 31, 2009, respectively, as collateral for its existing insurance policies and facility leases.

At September 30, 2010 and December 31, 2009, held-to-maturity investments included the following:

		Maturing			Maturing
			after 1 year			after 1 year
	September 30,	within	through	December 31,	within	through
	2010	1 year	3 years	2009	1 year	3 years
Held-to-maturity investments
supporting letters of credit:
Cash/money accounts	$81	$81	$-	$112	$112	$-
US Treasury securities	4,064	390	3,674	2,814	1,911	903
Government agency securities	1,187	-	1,187	2,782	1,635	1,147
Total	$5,332	$471	$4,861	$5,708	$3,658	$2,050

At September 30, 2010 and December 31, 2009, held-to-maturity investments were recorded in the following accounts:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
Held-to-maturity investments:
Other current assets	$471	$3,658
Other long-term assets	4,861	2,050
Total	$5,332	$5,708

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and finite-lived intangible assets recorded as of September 30, 2010 are attributable to the 2004 acquisition of Pharmakon.  As of September 30, 2010 and December 31, 2009, the carrying amount of goodwill was $5.1 million. Intangible assets are being amortized on a straight-line basis over the lives of the intangibles, which were determined to be seven years for both the corporate tradename and customer relationships as of the most recent impairment review, performed during the fourth quarter of fiscal 2009.

The net carrying value of the identifiable intangible assets for the periods ended September 30, 2010 and December 31, 2009 is as follows:

	As of September 30, 2010			As of December 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Covenant not to compete	$-	$-	$-	$140	$140	$-
Customer relationships	1,751	187	1,564	1,751	-	1,751
Corporate tradename	791	85	706	791	-	791
Total	$2,542	$272	$2,270	$2,682	$140	$2,542

Amortization expense was $0.1 million and $0.3 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $0.3 million and $1.0 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The decrease in amortization expense of finite-lived intangible assets is a result of the asset impairment charge recorded during the quarter ended December 31, 2009. Estimated amortization expense for the current and next four years is as follows:

2010	2011	2012	2013	2014
$ 363	$ 363	$ 363	$ 363	$ 363

5.	FACILITIES REALIGNMENT:

In 2007, the Company entered into a sublease for the second floor of its Saddle River, New Jersey facility through the end of the facility’s lease term, January 2016.  Also, in September 2009, the Company extended a sublease for the first floor in Saddle River, New Jersey through the remainder of the facility’s lease term, January 2016. Finally, as part of the Company’s cost savings initiative, the Company relocated its corporate headquarters to a smaller space located in Parsippany, New Jersey in December 2009, thus exiting the third floor office space in Saddle River, New Jersey. As a result of these activities the Company recorded a $1.0 million charge in 2007 for facility realignment and non-cash asset impairment on furniture and leasehold improvements in the unused space, as well as charges in 2009 of $5.4 million for facility realignment and $1.2 million for non-cash asset impairment on furniture and leasehold improvements in the unused space. In 2010, due to continued adverse conditions in the real estate market, the Company adjusted its assumptions regarding its ability to sublease unoccupied space on the third floor office space in Saddle River, New Jersey, resulting in a facility realignment charge of approximately $0.6 million.

As of September 30, 2010, the Company has approximately 47,000 square feet of unoccupied office space available for sublet in Saddle River, New Jersey.

During 2009 the Company exited space in Dresher, Pennsylvania and recorded charges of $1.4 million for facility realignment and $0.7 million for non-cash impairment of furniture and leasehold improvements in the unused space. In July 2010, the Company executed an agreement to sublease approximately 6,800 square feet of space in Dresher, Pennsylvania.  The agreement has a term of six years and four months, with a subtenant option to terminate after three

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

years. If the subtenant does not exercise its termination right, the sublease will expire on November 30, 2016, the expiration date of the underlying facility lease. Also in July 2010, the Company executed a separate agreement to sublease approximately 4,100 square feet of space in Dresher, Pennsylvania. The agreement has a term of six years and four months and will expire on November 30, 2016, the expiration date of the underlying facility lease. Effective September 30, 2010, the Company closed its TVG business unit and exited all remaining utilized space. As a result, the Company recorded charges of approximately $0.5 million for facility realignment and $0.6 million for non-cash asset impairment on furniture and leasehold improvements, which have been recorded in discontinued operations for the period ended September 30, 2010. See Note 13 to the interim financial statements for additional details regarding the discontinued operations of TVG.

As of September 30, 2010, the Company has approximately 19,000 square feet of unoccupied office space available for sublet in Dresher, Pennsylvania.

The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2009 to September 30, 2010, of which $2.3 million is included in other accrued expenses and $3.3 million is included in long-term liabilities as of September 30, 2010.

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2009	$4,730	$1,523	$6,253
Accretion	82	24	106
Additions	583	520	1,103
Payments	(1,391)	(466)	(1,857)
Balance as of September 30, 2010	$4,004	$1,601	$5,605

6.	FAIR VALUE MEASUREMENTS:

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The fair value of marketable securities is valued using market prices in active markets (level 1).  As of September 30, 2010, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The following table presents assets measured at fair value on a recurring basis, which have been recorded at their fair value in the balance sheet at September 30, 2010 as short-term investments of $0.1 million and within other current assets and other long-term assets for $0.5 million and $4.8 million, respectively:

	As of September 30, 2010		Fair Value
	Carrying	Fair	as of September 30, 2010
	Amount	Value	Level 1	Level 2	Level 3
Marketable securities:
Money Market Funds	$76	$76	$76	$-	$-
Mutual Funds	54	54	54
U.S. Treasury securities	4,064	4,064	4,064	-	-
Government agency securities	1,187	1,187	1,187	-	-
Total	$5,381	$5,381	$5,381	$-	$-

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

Letters of Credit

As of September 30, 2010, the Company had $5.3 million in letters of credit outstanding as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3 to the interim financial statements for additional detail regarding investments in marketable securities.

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

8.	COMPREHENSIVE LOSS:

A reconciliation of net loss as reported in the unaudited interim condensed consolidated statements of operations to comprehensive loss, net of taxes is presented in the table below.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(1,674)	$(4,562)	$(4,263)	$(15,112)
Other comprehensive income (loss):
Reclassification adjustment for realized
loss/(gain) included in net loss	-	14	-	14
Unrealized holding gain (loss) on
available-for-sale securities, net	(3)	9	(4)	16
Comprehensive loss	$(1,677)	$(4,539)	$(4,267)	$(15,082)

9.	PRODUCT COMMERCIALIZATION CONTRACT:

On April 11, 2008, the Company announced the signing of a promotion agreement with Novartis Pharmaceuticals Corporation (Novartis).  Pursuant to the agreement, the Company had the co-exclusive right to promote on behalf of Novartis the pharmaceutical product Elidel® (pimecrolimus) Cream 1% to physicians in the United States.

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

At September 30, 2010, the Company has no amounts outstanding to Novartis under the Sales Force Agreement, as amended.

10.	STOCK-BASED COMPENSATION:

On March 1, 2010, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (the Compensation Committee) of the Board approved grants of stock appreciation rights (SARs) and restricted stock units (RSUs) to certain executive officers and members of senior management of the Company. The full Board approved the portion of these grants made to the Company’s Chief Executive Officer.  In approving grants under the 2004 plan, the Compensation Committee, and the Board when required, considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel.  There were 120,774 RSUs issued with a grant date fair value of $5.03 and 243,974 SARs issued with a grant price of $5.03 in the first quarter of 2010 under the 2004 Plan as part of the Company’s 2009 long-term incentive plan.

The Company recognized $0.3 million of stock-based compensation expense for both the three-month periods ended September 30, 2010 and 2009, and $1.1 million and $1.2 million for the nine-month periods ended September 30, 2010 and 2009, respectively. The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The Company did not issue any SARs awards during the three-month periods ended September 30, 2010 and 2009. The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs awards granted during the nine-month periods ended September 30, 2010 and 2009:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Nine Months Ending
	September 30,
	2010	2009
Risk-free interest rate	1.34%	1.38%
Expected life	3.5 years	3.5 years
Expected volatility	51.08%	44.99%
Dividend yield	0%	0%

11.	INCOME TAXES:

On a quarterly basis, the Company estimates its effective tax rate for the full year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income tax expense	$71	$17	$208	$446
Effective income tax rate	14.9%	0.5%	13.0%	4.6%

Income tax expense for the three- and nine-month periods ended September 30, 2010 and 2009 was primarily due to state taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

There have been no material changes to the balance of unrecognized tax benefits reported at September 30, 2010. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

12.   SEGMENT INFORMATION:

The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009.  During the three- and nine-month periods ended September 30, 2009, there was approximately $1.8 million and $3.4 million of intersegment revenue, respectively, and $1.9 million and $3.7 million of intersegment expense, respectively, related to the work the Company’s Sales Services segment provided on behalf of the Product Commercialization Services (PC Services) segment to satisfy the settlement of its Product Commercialization Contract obligations (see Note 9 to the interim financial statements). Corporate charges are allocated to each of the operating segments on the basis of total salary costs. Corporate charges include corporate headquarters costs and certain depreciation charges. Certain corporate capital expenditures have not been allocated from the Sales Services segment to the other reporting segments since it is impracticable to do so.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Sales	Marketing	PC
	Services	Services	Services	Eliminations	Consolidated
Three months ended September 30, 2010:
Revenue	$33,292	$2,680	$-	$-	$35,972
Operating income (loss)	$627	$(207)	$-	$-	$420
Capital expenditures	$512	$-	$-	$-	$512
Depreciation expense	$249	$12	$-	$-	$261

Three months ended September 30, 2009:
Revenue	$17,800	$3,683	$-	$(1,840)	$19,643
Operating (loss) income	$(4,038)	$497	$-	$65	$(3,476)
Capital expenditures	$211	$231	$-	$-	$442
Depreciation expense	$250	$19	$-	$-	$269

	Sales	Marketing	PC
	Services	Services	Services	Eliminations	Consolidated
Nine months ended September 30, 2010:
Revenue	$91,937	$8,015	$-	$-	$99,952
Operating loss	$(1,247)	$(484)	$-	$-	$(1,731)
Capital expenditures	$1,536	$-	$-	$-	$1,536
Depreciation expense	$729	$44	$-	$-	$773

Nine months ended September 30, 2009:
Revenue	$52,230	$8,485	$-	$(3,403)	$57,312
Operating (loss) income	$(12,047)	$(161)	$2,020	$300	$(9,888)
Capital expenditures	$211	$399	$-	$-	$610
Depreciation expense	$940	$67	$11	$-	$1,018

13.	DISCONTINUED OPERATIONS:

On July 19, 2010, the Board approved closing the TVG business unit. The Company notified employees and issued a press release announcing this decision on July 20, 2010. The decision to take this action resulted from an extensive evaluation of the TVG business in the context of the Company’s strategy, which is to focus on outsourced promotional services targeted to healthcare providers, as well as TVG’s consistently declining revenues over recent years and the shrinking market in which TVG operates. The Company completed the closure of the TVG operations during the quarter ended September 30, 2010, including the completion of all active customer contracts. The interim financial statements reflect the presentation of TVG as a discontinued operation for the three- and nine-month periods ending September 30, 2010 and 2009.  A summary of the exit and disposal costs recognized within Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2010 are as follows:

Non-cash charges
Asset impairments (1)	$575
Cash charges
Lease-related charges	520
Severance charges	936
Other charges	6
Total charges	$2,037

(1)	Asset impairments represent unamortized leasehold improvements and furniture that were written off as of September 30, 2010.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

A rollforward of the liabilities recognized in the Condensed Consolidated Balance Sheet as of September 30, 2010 is as follows:

Accrued liability as of December 31, 2009	$-
Add: Costs incurred, excluding non-cash charges	1,462
Less: Cash payments	(579)
Accrued liability as of September 30, 2010 (1)	$883

(1)
Accrued liability at September 30, 2010 consists of approximately $0.4 million of severance and employee related charges recorded as a current liability within accrued salary and bonus, and lease-related charges of approximately $0.3 million recorded as a current liability within other accrued expenses and $0.2 million recorded within long-term liabilities.

The table below presents the significant components of TVG’s results included in Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2010 and 2009, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue, net	$1,317	$1,398	$3,232	$3,551

Loss from discontinued operations, before income tax	(2,080)	(1,101)	(2,454)	(4,955)
Provision for income tax	1	9	3	31
Loss from discontinued operations, net of tax	$(2,081)	$(1,110)	$(2,457)	$(4,986)

The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for TVG as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009

Current assets	$194	$812
Non-current assets	300	972
Total assets	$494	$1,784

Current liabilities	$1,043	$1,494
Non-current liabilities	1,978	1,925
Total liabilities	$3,021	$3,419

The table below represents cash flows from discontinued operations for the nine-month period ending September 30, 2010:

Cash flows from discontinued operations:
Net cash used in operating activities	$(2,224)
Net cash used in investing activities	-
Net cash used in financing activities	-
Net cash used in discontinued operations	$(2,224)

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

14.  RELATED PARTY TRANSACTIONS:

The Company entered into a consulting agreement (the “Agreement”) with its founder and former Chairman of the Board, John P. Dugan. Mr. Dugan, who retired from the Board effective June 3, 2010, is the Company’s largest stockholder beneficially owning approximately 34% of the outstanding common stock of PDI as of September 30, 2010.

The Agreement was executed on August 2, 2010 with an effective date of July 1, 2010, and shall continue for a period of thirty-six months.  Pursuant to the Agreement, Mr. Dugan will serve as an consultant to the Company and provide consulting services to PDI including, but not limited to, corporate strategy, communications and other general advice (the “Services”) upon request of the Company’s Chief Executive Officer or the Board for a consulting fee of $12,500 per month over the term of the Agreement.

The Agreement is terminable by the Company upon thirty days prior written notice to Mr. Dugan, and terminable by Mr. Dugan upon ten days prior written notice to the Company. The Agreement also contains certain confidentiality clauses as well as a non-compete clause that continues for a period of two years after the termination of the Agreement.

15.  SUBSEQUENT EVENTS:

On November 3, 2010, the Company acquired 100% of the membership interest in Group DCA, LLC (“Group DCA”), a privately held interactive digital communications company serving the biopharmaceutical industry. Based in Parsippany, New Jersey, Group DCA leverages the strength of the Internet, multimedia, tablet PCs, dimensional direct mail and its proprietary software, DIAGRAMtm, to deliver non-personal selling solutions via interactive communications exchanges that accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows clients the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of PDI’s traditional outsourced promotional services and Group DCA’s e-detailing, patient education communications and other digital communications, the Company expects to be even better positioned to offer customers increased insight and greater engagement, resulting in more impactful messages being delivered to health care providers across multiple communication channels.  As a result, the combined company should be better positioned to deliver integrated information to a broad range of healthcare providers.

In accordance with the purchase agreement, the Company made an initial cash payment of $25 million, with up to an additional $30 million payable from 2011 through 2013 based on Group DCA’s achievement of certain performance targets from the date of acquisition through December 31, 2010, and each of the years ending December 31, 2011 and 2012.

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

OVERVIEW

We are a leading provider of outsourced promotional services in the United States to pharmaceutical and other healthcare companies.  Additionally, we provide physician interaction programs to the same customer base.  Our services offer customers a range of promotional options for the commercialization of their products throughout those products’ lifecycles, from development through maturity. We provide these services through three business segments: Sales Services (providing teams of sales representatives on a dedicated or shared basis); Marketing Services (providing peer-oriented programs and related services); and PC Services—that are described in greater detail below under the caption Description of Reporting Segments.

PDI, Inc.

Our business depends in large part on demand from the pharmaceutical and healthcare industries for outsourced promotional services.  In recent years, this demand has been adversely impacted by certain industry-wide factors affecting pharmaceutical and other healthcare companies, including, among other things, pressures on pricing and access, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment and decreased pipeline productivity.  Over the past several years, there has been a slow-down in the rate of approval of new products by the Food and Drug Administration (FDA) and this trend may continue.  Additionally, a number of pharmaceutical companies have made changes to their commercial models by reducing the number of sales representatives employed internally and through outside organizations like us.  A very significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore been significantly impacted by cost control measures implemented by these companies, including a substantial reduction in the number of sales representatives deployed compared to our sales force levels several years ago.  These trends culminated in the expiration or termination of a number of our significant sales force contracts during the past three years, which resulted in a significant decrease in our revenue.  This reduction in demand for outsourced pharmaceutical sales and marketing services has been further exacerbated by the recent economic and financial crisis occurring worldwide.  For example, during 2009, certain Marketing Services customers delayed the implementation or reduced the scope of a number of marketing initiatives.  In addition to fluctuations in customer demand, we continue to experience a high degree of customer concentration, and this trend may continue as a result of recent and continuing consolidation within the pharmaceutical industry.  If companies in the healthcare industry significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of sales representatives in the promotion of their products, our business, financial condition and results of operations would be materially and adversely affected.

On July 20, 2010, we announced our intent to exit the marketing research business currently conducted by our TVG Marketing Research & Consulting (“TVG”) business unit.  Changes in the healthcare industry, including various mergers and acquisitions as well as healthcare reform, have resulted in a significant decrease in demand for the market research services our TVG business unit provided.  We completed our exit from the TVG business by the end of our third fiscal quarter, September 30, 2010.  See Note 13 to the interim financial statements for additional details.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth in our Sales Services and Marketing Services businesses, which provide our customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships.  In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers’ product portfolios and therefore we expect the market share penetration of outsourced sales organizations to increase in order to address these needs.  We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the best-in-class outsourced promotional services organization in the United States. We believe our focus has led to the significant level of new business wins we have experienced through the first nine months of 2010. In addition, we continue to diligently evaluate the risks and rewards of opportunities within our PC Services segment as they arise, while enhancing future value-added service offerings, as well as continue to evaluate acquisitions that will enhance our current service offerings and provide new business opportunities.

DESCRIPTION OF REPORTING SEGMENTS

For the quarter ended September 30, 2010, our three reporting segments were as follows:
♦	Sales Services, which is comprised of the following business units:
•	Dedicated Sales Teams; and
•	Shared Sales Teams.
♦	Marketing Services, which is comprised of the following business unit:
•	Pharmakon.
♦	Product Commercialization (PC) Services.

Selected financial information for each of these segments is contained in Note 12 to the interim financial statements and in the discussion under the caption Consolidated Results of Operations.

Nature of Contracts by Segment

Sales Services

Contracts within our Sales Services business segment consist primarily of detailing agreements and are nearly all fee-for-service arrangements.  The term of these contracts is typically between one and two years. On occasion, certain contracts have terms that are modestly shorter or longer due to the seasonal nature of the products or at the request of the customer. All agreements, whether or not specifically provided for by terms within the contract, may be renewed or extended upon mutual agreement of the parties as to revised terms for provisions such as pricing, penalties, incentives and performance metrics.

PDI, Inc.

The majority of our Sales Services contracts are terminable by the customer without cause upon 30 days’ to 90 days’ prior written notice. Additionally, certain contracts include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause.  Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination. The loss or termination of multiple Sales Services contracts could have a material adverse effect on our financial condition, results of operations and cash flow.

Our Sales Services contracts generally include standard mutual representations and warranties as well as mutual confidentiality and indemnification provisions, including product liability indemnification for our protection. Most of our contracts also include exclusivity provisions limiting our ability to promote competing products during the contract service period unless consent has been provided by the customer, and may also require the personnel we utilize to be dedicated exclusively to promoting the customer’s product for the term of the contract.

Some of our contracts, including contracts with significant customers of ours, may contain performance benchmarks requiring adherence to certain call plan metrics, such as a minimum amount of detailing activity to certain physician targets within a specified time period. Our failure to meet these benchmarks may result in specific financial penalties for us such as a reduction in our program management fee on our dedicated sales agreements, or a discount on the fee we are permitted to charge per detail on our shared sales agreements. Conversely, these same agreements generally include incentive payments that can be earned if our promotional activities generate results that meet or exceed agreed-upon performance targets, both related to call plan adherence as well as increases in the number of prescriptions written by physician targets.

All of our contracts provide for certain reimbursable out-of-pocket expenses such as travel, meals and entertainment or product sample distribution costs, for which we are reimbursed at cost by our customers. Certain contracts may also provide for reimbursement of other types of expenses depending upon the type of services we are providing to the customer.”

Marketing Services

Our Marketing Services segment, comprised of our Pharmakon business unit, enters into and performs contracts that generally take the form of either master service agreements with a term of one to three years, or contracts specifically related to particular projects with terms equal to the duration of the project (typically two to six months).  These contracts include standard representations and warranties as well as confidentiality and indemnification obligations and are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment of all work completed to date, plus the cost of any nonrefundable commitments made by us on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our financial condition, results of operations or cash flows.  As disclosed in Note 13 to the interim financial statements, we exited the market research business and ceased operations of TVG as of September 30, 2010.

PC Services

In March 2008, we announced a strategic initiative to identify and execute on opportunities to enter into arrangements with pharmaceutical companies to provide sales and marketing support services and potentially limited capital in connection with the promotion of pharmaceutical products in exchange for a percentage of product sales above a certain threshold amount. In April 2008, we entered into a contract under our product commercialization initiative with Novartis.  On April 22, 2009, we announced the termination of this agreement with Novartis.  See Note 9 to the interim financial statements for additional information relating to the agreement.  Although we are not currently a party to any product commercialization agreements, we continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis and may pursue additional opportunities in the future to the extent we are able to mitigate certain risks relating to the investment of our resources.

PDI, Inc.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue, net (Sales). The trends illustrated in this table may not be indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	76.4%	67.7%	77.2%	69.7%
Gross profit	23.6%	32.3%	22.8%	30.3%

Compensation expense	12.6%	22.1%	13.5%	24.1%
Other selling, general and administrative expenses	9.9%	21.7%	10.4%	21.3%
Facilities realignment	0.0%	6.2%	0.6%	2.1%
Total operating expenses	22.4%	50.0%	24.5%	47.6%
Operating income (loss)	1.2%	(17.7%)	(1.7%)	(17.3%)

Other income, net	0.2%	0.2%	0.1%	0.4%
Income (loss) from continuing operations
before income tax	1.3%	(17.5%)	(1.6%)	(16.9%)
Provision for income tax	0.2%	0.1%	0.2%	0.8%
Income (loss) from continuing operations	1.1%	(17.6%)	(1.8%)	(17.7%)
Loss from discontinued operations, net of tax	(5.8%)	(5.7%)	(2.5%)	(8.7%)

Net loss	(4.7%)	(23.2%)	(4.3%)	(26.4%)

Closure of TVG Marketing Research & Consulting

On July 19, 2010, our Board approved closing our TVG business unit. We notified employees and issued a press release announcing the decision on July 20, 2010. The decision to take this action resulted from an extensive evaluation of the TVG business as part of the our corporate strategy, which is to focus on outsourced promotional services targeted to healthcare providers, as well as TVG’s consistently declining revenues over recent years and our belief that the market in which TVG operates continues to shrink. We completed our exit from the TVG business during the quarter ended September 30, 2010, and the interim financial statements present TVG as a discontinued operation for the three- and nine-month periods ending September 30, 2010 and 2009, respectively.

The table below presents the significant components of TVG’s results included in Loss from Discontinued Operations on the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2010 and 2009, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue, net	$1,317	$1,398	$3,232	$3,551

Loss from discontinued operations, before income tax	(2,080)	(1,101)	(2,454)	(4,955)
Provision for income tax	1	9	3	31
Loss from discontinued operations, net of tax	$(2,081)	$(1,110)	$(2,457)	$(4,986)

PDI, Inc.

Results of Continuing Operations for the Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Revenue, net (in thousands)
	Three Months Ended
	September 30,
	2010	2009	Change ($)	Change (%)
Sales Services	$33,292	$17,800	$15,492	87.0%
Marketing Services	2,680	3,683	(1,003)	(27.2%)
PC Services	-	-	-	-
Eliminations	-	(1,840)	1,840	(100.0%)
Total	$35,972	$19,643	$16,329	83.1%

  Consolidated revenue, net for the quarter ended September 30, 2010 increased by $16.3 million, or 83.1%, to $36.0 million, compared to the quarter ended September 30, 2009. This increase was primarily attributable to new business wins in our Sales Services segment and was partially offset by a decrease in our Marketing Services segment revenue.

Revenue, net in our Sales Services segment for the quarter ended September 30, 2010 increased by $15.5 million, or 87.0%, to $33.3 million, compared to the quarter ended September 30, 2009. The increase in Sales Services revenue, net was primarily due to 2010 business wins totaling approximately $23.1 million, and was partially offset by a reduction in revenue from the expiration of existing contracts of approximately $6.5 million, lower pass through costs of $0.7 million, a decrease in revenue from our continuing (or renewal) contracts of $0.3 million and lower performance fees of $0.1 million.

Revenue, net in the Marketing Services segment for the quarter ended September 30, 2010 decreased by $1.0 million, or 27.2%, to $2.7 million, compared to the quarter ended September 30, 2009.  Revenue from our Pharmakon business unit decreased approximately $1.2 million compared to the quarter ended September 30, 2009. Pharmakon’s decrease in revenue, net was the result of a $0.5 million reduction in program revenue, a decrease in program attendee revenue of $0.4 million, and a decrease in direct mail campaign revenue of $0.3 million.  The decrease at Pharmakon was partially offset by revenue of approximately $0.2 million from PDI Voice, our new call center launched in 2010.

There was no revenue, net in the PC Services segment for the quarters ended September 30, 2010 and 2009, respectively, as there were no ongoing product commercialization activities during either period.

Cost of services (in thousands)
	Three Months Ended
	September 30,
	2010	2009	Change ($)	Change (%)
Sales Services	$25,955	$13,453	$12,502	92.9%
Marketing Services	1,534	1,747	(213)	(12.2%)
PC Services	-	-	-	-
Eliminations	-	(1,905)	1,905	(100.0%)
Total	$27,489	$13,295	$14,194	106.8%

Consolidated cost of services for the quarter ended September 30, 2010 increased by $14.2 million, or 106.8%, to $27.5 million, compared to the quarter ended September 30, 2009. This increase was due to higher program expenses in our Sales Services segment in support of the increased revenues discussed above and was partially offset by lower program expenses in our Marketing Services segment due to the decrease in revenues discussed above.

Cost of services in our Sales Services segment for the quarter ended September 30, 2010 increased by $12.5 million, or 92.9%, to $26.0 million, compared to the quarter ended September 30, 2009. This increase is directly attributable to the increase in Sales Services engagements, which requires a significant increase in headcount in order to deliver the additional services. The higher headcount resulted in comparable increases in costs related to: recruiting, hiring and training new employees; employee compensation; employee-related benefits; automobile lease expense; and reimbursable travel expenses such as mileage and gas.

Cost of services in our Marketing Services segment for the quarter ended September 30, 2010 decreased by $0.2 million, or 12.2%, to $1.5 million, compared to the quarter ended September 30, 2009. A reduction of $0.5 million in costs of services at our Pharmakon business unit was directly attributable to decreases in the number of programs/meetings executed, program attendance and the number of direct mail campaigns performed during the quarter ended September 30, 2010 as compared to the period ended September 30, 2009. This decrease was partially offset by approximately $0.3 million of expenses incurred by PDI Voice during the current quarter related to program execution.

PDI, Inc.

There was no cost of services in the PC Services segment for the quarters ended September 30, 2010 and 2009, respectively, as there were no ongoing product commercialization activities during either period.

Gross profit (in thousands)

Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Eliminations	Sales	Total	Sales
2010	$7,337	22.0%	$1,146	42.8%	$-	-	$-	0.0%	$8,483	23.6%
2009	4,347	24.4%	1,936	52.6%	-	-	65	-3.5%	6,348	32.3%
Change	$2,990		$(790)		$-		$(65)		$2,135

Consolidated gross profit for the quarter ended September 30, 2010 increased by $2.1 million, or 33.7%, to $8.5 million, compared to the quarter ended September 30, 2009. Consolidated gross profit as a percentage of Sales, or gross profit percentage, decreased to 23.6% for the quarter ended September 30, 2010, from 32.3% in the quarter ended September 30, 2009. The 8.8% decrease was primarily attributable to the revenue mix during the two periods as our higher margin Marketing Services segment comprised a smaller percentage of total revenue, net for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

The gross profit percentage in our Sales Services segment for the quarter ended September 30, 2010 decreased to 22.0%, from 24.4% in the quarter ended September 30, 2009. The decrease is primarily the result of a higher percentage of segment revenue coming from our Dedicated Sales Teams business unit, which has lower margins than our Shared Sales Teams business unit, for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009.

The gross profit percentage in our Marketing Services segment for the quarter ended September 30, 2010 decreased to 42.8%, from 52.6% in the quarter ended September 30, 2009. This decrease was primarily attributable to start-up costs, and consequent negative effect on gross profit associated with the launch of PDI Voice, which was being utilized to support the delivery of services from the Pharmakon business unit.

There was no gross profit in our PC Services segment for the quarters ended September 30, 2010 and September 30, 2009.

Compensation expense (in thousands)

Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2010	$3,623	10.9%	$895	33.4%	$-	-	$4,518	12.6%
2009	3,563	20.0%	769	20.9%	-	-	4,332	22.1%
Change	$60		$126		$-		$186

  Consolidated compensation expense for the quarter ended September 30, 2010 increased by $0.2 million, to $4.5 million, compared to the quarter ended September 30, 2009. As a percentage of Sales, consolidated compensation expense decreased to 12.6% for the quarter ended September 30, 2010, from 22.1% for the quarter ended September 30, 2009. This decrease is primarily due to an increase in consolidated revenue on a year-over-year basis.

Compensation expense in our Sales Services segment for the quarters ended September 30, 2010 and September 30, 2009 was approximately $3.6 million in both periods.  As a percentage of segment revenue, compensation expense decreased 9.1%, to 10.9% for the quarter ended September 30, 2010, from 20.0% for the quarter ended September 30, 2009. The decline in segment compensation expense as a percent of segment revenue was primarily driven by the significant increase in segment revenue in 2010.

Compensation expense in our Marketing Services segment for the quarter ended September 30, 2010 increased by $0.1 million, to $0.9 million, compared to the quarter ended September 30, 2009.  The increase in segment compensation expense is primarily attributable to the launch of PDI Voice in the segment in 2010.  As a percentage of segment revenue, compensation expense increased 12.5%, to 33.4% for the quarter ended September 30, 2010, from 20.9% for the quarter ended September 30, 2009. The increase in segment compensation expense as a percent of segment revenue was due to a decrease in revenue at Pharmakon as well as the launch of PDI Voice.

There were no corporate costs allocated to our PC Services segment for the quarters ended September 30, 2010 and 2009, as there were no ongoing product commercialization activities during either period.

PDI, Inc.

Other selling, general and administrative expenses (in thousands)

Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2010	$3,087	9.3%	$458	17.1%	$-	-	$3,545	9.9%
2009	3,782	21.2%	490	13.3%	-	-	4,272	21.7%
Change	$(695)		$(32)		$-		$(727)

Consolidated other selling, general and administrative expenses for the quarter ended September 30, 2010 decreased by $0.7 million, to $3.5 million, compared to the quarter ended September 30, 2009. As a percentage of Sales, consolidated other selling, general and administrative expenses decreased to 9.9% for the quarter ended September 30, 2010, from 21.7% in the quarter ended September 30, 2009. This decrease was due to lower other selling, general and administrative expenses overall and a significant increase in consolidated revenue.

Other selling, general and administrative expenses in our Sales Services segment for the quarter ended September 30, 2010 decreased by $0.7 million, to $3.1 million, compared to the quarter ended September 30, 2009. As a percentage of segment revenue, other selling, general and administrative expenses decreased 11.9% to 9.3% for the quarter ended September 30, 2010, from 21.2% in the quarter ended September 30, 2009. This decrease is primarily attributable to the $0.6 million savings in allocated corporate costs as a result of the 2009 corporate facilities realignment as well as significantly higher segment revenue in 2010.

Other selling, general and administrative expenses in our Marketing Services segment for the quarters ended September 30, 2010 and September 30, 2009 remained essentially flat at $0.5 million in each period.  As a percentage of segment revenue, other selling, general and administrative expenses increased 3.8%, to 17.1% for the quarter ended September 30, 2010, from 13.3% in the quarter ended September 30, 2009 due to lower revenues in our Pharmakon business unit.

There were no corporate costs allocated to our PC Services segment for the quarters ended September 30, 2010 and 2009, as there were no ongoing activities from this segment during either period.

Facilities realignment costs

There were no facility realignment charges for the quarter ended September 30, 2010.  For the quarter ended September 30, 2009, the Sales Services segment incurred charges of approximately $0.8 million related to office space in Saddle River and approximately $0.4 million related to the impairment of fixed assets associated with the office space.

Operating income (loss)

We had operating income of $0.4 million and an operating loss of $3.5 million for the quarters ended September 30, 2010 and 2009, respectively.  This $3.9 million increase in operating income was primarily due to the increase in Sales Services revenue and the positive impact of our 2009 cost reduction initiatives.

Provision for income tax

The federal and state corporate income tax expense was approximately $71,000 for the quarter ended September 30, 2010, compared to income tax expense of $17,000 for the quarter ended September 30, 2009. Income tax expense for the quarters ended September 30, 2010 and September 30, 2009 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

Results of Continuing Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenue, net (in thousands)
	Nine Months Ended
	September 30,
	2010	2009	Change ($)	Change (%)
Sales Services	$91,937	$52,230	$39,707	76.0%
Marketing Services	8,015	8,485	(470)	(5.5%)
PC Services	-	-	-	-
Eliminations	-	(3,403)	3,403	(100.0%)
Total	$99,952	$57,312	$42,640	74.4%

PDI, Inc.

Consolidated revenue, net for the nine months ended September 30, 2010 increased by $42.6 million, or 74.4%, to $100.0 million, compared to the nine months ended September 30, 2009. This increase was primarily attributable to new business wins in our Sales Services segment, and was slightly offset by a decrease in our Marketing Services segment revenue.

Revenue, net in our Sales Services segment for the nine months ended September 30, 2010 increased by $39.7 million, or 76.0%, to $91.9 million, compared to the nine months ended September 30, 2009. The increase in Sales Services revenue, net was primarily due to 2010 business wins totaling approximately $50.6 million, an increase in revenue from our continuing (or renewal) contracts of $5.0 million, and higher performance fees of $0.6 million, and was partially offset by a reduction in revenue from the expiration of existing contracts of approximately $15.9 million and lower pass through costs of $0.6 million.

Revenue, net in our Marketing Services segment for the nine months ended September 30, 2010 decreased by $0.5 million, or 5.5%, to $8.0 million, compared to the nine months ended September 30, 2009.  This decrease was attributable to lower revenue in our Pharmakon business unit of $0.5 million due to reductions in the number of programs/meetings executed and direct mail campaigns performed.  Additionally, PDI Voice contributed approximately $0.4 million of revenue in 2010, which was offset by the 2009 closing of our VIM (“Vital Issues in Medicine”) business unit.

There was no revenue, net in the PC Services segment for the nine months ended September 30, 2010 and 2009, respectively, as there were no ongoing product commercialization activities during either period.

Cost of services (in thousands)
	Nine Months Ended
	September 30,
	2010	2009	Change ($)	Change (%)
Sales Services	$72,454	$41,922	$30,532	72.8%
Marketing Services	4,755	4,186	569	13.6%
PC Services	-	(2,486)	2,486	(100.0%)
Eliminations	-	(3,703)	3,703	(100.0%)
Total	$77,209	$39,919	$37,290	93.4%

   Consolidated cost of services for the nine months ended September 30, 2010 increased by $37.3 million, or 93.4%, to $77.2 million, compared to the nine months ended September 30, 2009. This increase was due to higher program expenses in our Sales Services segment in support of the increased revenues discussed above, as well as higher program expenses in our Marketing Services segment.

Cost of services in our Sales Services segment for the nine months ended September 30, 2010 increased by $30.5 million, or 72.8%, to $72.5 million, compared to the nine months ended September 30, 2009. This is directly attributable to the increase in Sales Services engagements, which requires a significant increase in headcount in order to deliver the additional services. The higher headcount resulted in comparable increases in costs such as: the recruitment, hiring and training of new employees; employee compensation; employee-related benefits; automobile lease expense; and reimbursable travel expenses such as mileage and gas.

Cost of services in our Marketing Services segment for the nine months ended September 30, 2010 increased by $0.6 million, or 13.6%, to $4.8 million, compared to the nine months ended September 30, 2009. This increase resulted from the 2010 launch of PDI Voice, our new Call Center, which incurred approximately $1.2 million of expenses during the nine months ended September 30, 2010, related to program execution. Offsetting this increase was a decrease in costs of services at our Pharmakon business unit of approximately $0.5 million, which was directly attributable to the decrease in the number of programs/meetings executed during the nine months ended September 30, 2010, and the closing of our VIM business unit in 2009.

There was no cost of services in the PC Services segment for the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the segment recorded a $2.5 million credit due to the reversal of the excess contract loss accrual recognized in 2008 for the termination of the PC Services agreement.

Gross profit (in thousands)

Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Eliminations	Sales	Total	Sales
2010	$19,483	21.2%	$3,260	40.7%	$-	-	$-	0.0%	$22,743	22.8%
2009	10,308	19.7%	4,299	50.7%	2,486	-	300	8.8%	17,393	30.3%
Change	$9,175		$(1,039)		$(2,486)		$(300)		$5,350

   Consolidated gross profit for the nine months ended September 30, 2010 increased by $5.4 million, or 30.8%, to $22.7 million, compared to the nine months ended September 30, 2009. The consolidated gross profit percentage decreased 7.5%, to 22.8%

PDI, Inc.

for the nine months ended September 30, 2010, from 30.3% in the nine months ended September 30, 2009. The nine months ended September 30, 2009 benefited from positive gross profit of approximately $2.8 million due to the reversal of the excess contract loss accrual recognized in 2008 for the termination of the Product Commercialization agreement. Excluding the impact of the reversal of excess contract loss accrual consolidated gross profit percentage was comparable for the nine months ended September 30, 2010 and 2009.

The gross profit percentage in our Sales Services segment for the nine months ended September 30, 2010 increased slightly to 21.2%, from 19.7% for the nine months ended September 30, 2009. The increase is primarily the result of higher gross profit from new engagements that began during the first nine months of 2010 when compared to engagements that expired or were terminated during or subsequent to the third quarter of 2009. This is attributable to lower variable costs on the 2010 engagements such as fuel and mileage reimbursements, insurance and healthcare costs, and certain efficiencies related to the management of our Shared Sales reps.

The gross profit percentage in our Marketing Services segment for the nine months ended September 30, 2010 decreased to 40.7%, from 50.7% in the nine months ended September 30, 2009. This decrease was primarily attributable to the negative gross profit associated with the startup of PDI Voice while the gross profit in our Pharmakon business unit remained flat when comparing the nine-month periods.

There was no gross profit in our PC Services segment for the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the PC services segment recorded a credit of $2.5 million due to the reversal of excess contract loss accrual recognized during 2008.

Compensation expense (in thousands)

Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2010	$11,055	12.0%	$2,426	30.3%	$-	-	$13,481	13.5%
2009	11,138	21.3%	2,409	28.4%	293	-	13,840	24.1%
Change	$(83)		$17		$(293)		$(359)

Consolidated compensation expense for the nine months ended September 30, 2010 decreased by $0.4 million, or 2.6%, to $13.5 million, compared to the nine months ended September 30, 2009. As a percentage of consolidated revenue, consolidated compensation expense decreased 10.6%, to 13.5% for the nine months ended September 30, 2010, from 24.1% in the nine months ended September 30, 2009.  The percentage decrease was primarily due to an increase in consolidated revenue.

Compensation expense in our Sales Services segment for the nine months ended September 30, 2010 and September 30, 2009 remained flat at approximately $11.1 million.  As a percentage of segment revenue, compensation expense decreased 9.3%, to 12.0% for the nine months ended September 30, 2010, from 21.3% for the nine months ended September 30, 2009. The decline in segment compensation expense as a percent of segment revenue was primarily driven by the significant increase in segment revenue in 2010.

Compensation expense in our Marketing Services segment for the nine months ended September 30, 2010 and September 30, 2009 remained flat at approximately $2.4 million.  As a percentage of segment revenue, segment compensation expense increased to 30.3% for the nine months ended September 30, 2010, from 28.4% in the nine months ended September 30, 2009. The increase in segment compensation expense as a percent of segment revenue was primarily due to a lower revenue on a year over year basis.

There was no compensation expense associated with the PC Services segment for the nine months ended September 30, 2010 as there were no ongoing product commercialization activities during this period.  There was allocated compensation expense of approximately $0.3 million to our PC Services segment for the nine months ended 2009.

Other selling, general and administrative expenses (in thousands)

Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2010	$9,092	9.9%	$1,318	16.4%	$-	-	$10,410	10.4%
2009	10,179	19.5%	1,869	22.0%	173	-	12,221	21.3%
Change	$(1,087)		$(551)		$(173)		$(1,811)

Consolidated other selling, general and administrative expenses for the nine months ended September 30, 2010 decreased by $1.8 million, or 14.9%, to $10.4 million, compared to the nine months ended September 30, 2009. As a percentage of consolidated

PDI, Inc.

revenue, consolidated other selling, general and administrative expenses decreased 10.9%, to 10.4% for the nine months ended September 30, 2010, from 21.3% in the nine months ended September 30, 2009. This was primarily due to lower other selling, general and administrative expenses overall and an increase in consolidated revenue.

Other selling, general and administrative expenses in our Sales Services segment for the nine months ended September 30, 2010 decreased by $1.1 million, to $9.1 million, compared to the nine months ended September 30, 2009. As a percentage of segment revenue, other selling, general and administrative expenses decreased 9.6%, to 9.9% for the nine months ended September 30, 2010, from 19.5% in the nine months ended September 30, 2009.  This decrease was primarily attributable to the significant increase in segment revenue as well as savings of $1.5 million in allocated facility and depreciation costs as a result of the 2009 corporate facilities realignment.

Other selling, general and administrative expenses in our Marketing Services segment for the nine months ended September 30, 2010 decreased by $0.6 million, to $1.3 million, compared to the nine months ended September 30, 2009. As a percentage of segment revenue, other selling, general and administrative expenses decreased 5.6%, to 16.4% for the nine months ended September 30, 2010, from 22.0% in the nine months ended September 30, 2009. This decrease was primarily attributable to a reduction in amortization expense of $0.7 million due to the write-down of intangible assets in 2009 and savings in allocated facility and depreciation costs as a result of the 2009 corporate facilities realignment, which were partially offset by costs incurred by our new call center.

There was no other selling, general and administrative expenses associated with the PC Services segment for the nine months ended September 30, 2010 as there were no ongoing product commercialization activities during this period.  There was allocated other selling, general and administrative expenses of approximately $0.2 million to our PC Services segment for the nine months ended 2009.

Facilities realignment

During the nine months ended September 30, 2010, our Sales Services segment incurred a charge of approximately $0.6 million from adjustments in our assumptions regarding the ability to sublease unoccupied space on the third floor of our Saddle River, New Jersey facility due to continued adverse conditions in the real estate market.  During the nine months ended September 30, 2009, our Sales Services segment incurred a charge of approximately $0.8 million related to office space in Saddle River and approximately $0.4 million related to the impairment of fixed assets associated with the office space.

Operating loss

We incurred an operating loss of $1.7 million for the nine months ended September 30, 2010 as compared to an operating loss of $9.9 million for the nine months ended September 30, 2009.  This $8.2 million reduction in operating loss was primarily due to an increase in Sales Services revenue and the positive impact of our 2009 cost reduction initiatives.

Provision for income tax

The federal and state corporate income tax expense was approximately $0.2 million for the nine months ended September 30, 2010, compared to income tax expense of $0.4 million for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 was 13.0% compared to an effective tax rate of 4.6% for the nine months ended September 30, 2009.  Income tax expense for the nine months ended September 30, 2010 and September 30, 2009 was primarily due to state taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had cash and cash equivalents and short-term investments of approximately $83.5 million and working capital of $66.2 million, compared to cash and cash equivalents and short-term investments of approximately $72.6 million and working capital of approximately $71.6 million at December 31, 2009.   As of September 30, 2010, we had no commercial debt.

For the nine months ended September 30, 2010, net cash provided by operating activities was $12.5 million, compared to $18.9 million of net cash used in operating activities for the nine months ended September 30, 2009.  The main components of cash provided by operating activities during the nine months ended September 30, 2010 were the increases in accrued salaries and bonus of $3.4 million and other accrued expenses of $3.8 million as well as the receipt of a $3.3 million income tax refund. This was partially offset by the net loss of $4.3 million. The main components of cash used in operating activities during the nine months ended September 30, 2009 were a net loss of $15.1 million and a decrease in liabilities of $9.9 million, partially offset by a reduction in accounts receivable of $3.6 million.

As of September 30, 2010 and December 31, 2010, we had $3.5 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and

PDI, Inc.

accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of September 30, 2010 and December 31, 2010, we had $8.5 million and $6.8 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.

For the nine months ended September 30, 2010, net cash used in investing activities was $1.5 million compared to $0.6 million of cash used in investing activities during the nine months ended September 30, 2009. We had approximately $1.5 million of capital expenditures primarily for computer equipment and software during the nine months ended September 30, 2010, $0.6 million of which had been accrued for in other accrued expenses as of December 31, 2009.  All capital expenditures were funded out of available cash.  For the nine months ended September 30, 2010, net cash used in financing activities represented shares of our stock that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the nine months ended September 30, 2010, we had two customers that accounted for approximately 51.5% and 16.5% of our service revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or significant reduction of business from any of our significant customers, or a decrease in demand for our services, could have a material adverse effect on our financial condition and results of operations.  In addition, Shared Sales Teams’ services to our second largest customer are seasonal in nature, occurring primarily in the winter season.

Going Forward

Our primary sources of liquidity are cash generated from our operations, available cash and cash equivalents and short-term investments.  These sources of liquidity are needed to fund our working capital requirements and 2010 estimated capital expenditures of approximately $2.0 million.

Although we expect to incur a net loss for the year ending December 31, 2010, we believe that our available cash and cash equivalents, short-term investments and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months. However, we may require alternative forms of financing to achieve our strategic plans.

PDI, Inc.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our market risks primarily consist of the impact of changes in the market value of certain of our investments. As of September 30, 2010, no material change had occurred in our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 included in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Our revenue and profitability currently depend to a great extent on our relationships with a very limited number of large pharmaceutical companies. For the nine months ended September 30, 2010, our two largest customers from continuing operations accounted for approximately 51.5% and 16.5%, respectively, or a total of 68.0%, of our service revenue. For the year ended December 31, 2009, our two largest customers from continuing operations accounted for approximately 44.5% and 17.3%, or a total of 61.8%, of our service revenue. While we expect to continue gaining new business over the remainder of 2010, it is likely that our revenue and profitability will continue to be dependent on significant contracts with a very limited number of large pharmaceutical companies, and we may experience an even higher degree of customer concentration throughout the remainder of 2010 and beyond in light of continued consolidation within the pharmaceutical industry and current business development opportunities.

PDI, Inc.

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

Integration of our acquired Group DCA business may be costly and may cause disruption to the existing business operations.

    In November 2010, we completed our acquisition of Group DCA.  The successful integration of independent businesses like PDI and Group DCA is a complex, costly, and time-consuming process that, even with proper planning and implementation, could significantly disrupt the business of Group DCA and our other operations. Achieving anticipated synergies and other benefits of the acquisition is subject to a number of uncertainties, including the timely integration of technology, operations and personnel of the two businesses.  The challenges involved in this integration include:

•	Combining solutions in a coherent and effective manner;
•	Coordinating the development and roll-out of new solutions and service offerings;
•	Preserving customer and other important relationships of both PDI and Group DCA;
•	Minimizing the diversion of management attention from ongoing business concerns;
•	Retaining key employees;
•	Managing new business structures; and
•	Coordinating and combining operations, relationships and facilities.

    Failure to successfully integrate the Group DCA business may reduce or eliminate the anticipated benefits of the Group DCA acquisition, which in turn could result in increased costs, decreased revenues, and diversion of management's time and energy and could materially impact PDI's, Group DCA's and the combined businesses' financial condition and results of operations, as well as the market price of PDI common stock.

PDI, Inc.

Item 6.  Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.1.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 31.2.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.1.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibit 32.2.

*—Filed herewith

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 4, 2010	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer