Form 10-K/A
period 2009-12-31
PDI INC
filed 2011-01-28
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to_________________

Commission file Number: 0-24249
[

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (the Proxy Statement) are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

          PDI, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”), originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2010, solely to attach as exhibits 10.20.1–10.20.5 (collectively, the “Exhibits”) certain agreements that had previously not been filed with the SEC.  Certain provisions of the Exhibits have been omitted pursuant to a confidential treatment request filed with the SEC.

          Except for the foregoing, this Amendment No. 1 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company’s other filings filed with or furnished to the SEC subsequent to the Annual Report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A:

     (3) Exhibits. See (b) below.

(b)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of PDI, Inc. (1)
3.2	By-Laws of PDI, Inc. (1)
3.3	Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (3)
4.1	Specimen Certificate Representing the Common Stock (1)
10.1*	1998 Stock Option Plan (1)
10.2*	2000 Omnibus Incentive Compensation Plan (2)
10.3*	Executive Deferred Compensation Plan (15)
10.4*	2004 Stock Award and Incentive Plan (4)
10.5*	Form of Restricted Stock Unit Agreement for Employees (13)
10.6*	Form of Stock Appreciation Rights Agreement for Employees (13)
10.7*	Form of Restricted Stock Unit Agreement for Directors (13)
10.8*	Form of Restricted Share Agreement (15)
10.9*	Agreement between the Company and John P. Dugan (1)
10.10*	Employment Separation Agreement between the Company and Nancy Lurker (9)
10.11*	Amended and Restated Employment Agreement between the Company and Jeffrey Smith (10)
10.12*	Employment Separation Agreement between the Company and David Kerr (15)
10.13*	Employment Separation Agreement between the Company and Rich Micali (14)
10.14*	Employment Separation Agreement between the Company and Howard Drazner (14)
10.15	Saddle River Executive Centre Lease (5)
10.16	Saddle River Executive Centre 2005 Sublease (5)
10.17	Saddle River Executive Centre 2007 Sublease (8)
10.18	First Amendment to Saddle River Executive Centre 2005 Sublease (12)
10.19	Morris Corporate Center Lease (11)
10.20.1†	Amended and Restated Master Services Agreement, dated September 23, 2009, between the Company and Pfizer Inc., filed herewith.
10.20.2†	Amended and Restated Task Order No. 1 to the Master Services Agreement, effective January 1, 2010, between the Company and Pfizer Inc., filed herewith.
10.20.3†	Amendment No. 1 to Task Order No. 1, effective February 1, 2010, between the Company and Pfizer Inc., filed herewith.
10.20.4†	Amendment No. 2 to Task Order No. 1, effective June 28, 2010, between the Company and Pfizer Inc., filed herewith.
10.20.5†	Amendment No. 3 to Task Order No. 1, effective October 1, 2010, between the Company and Pfizer Inc., filed herewith.
21.1	Subsidiaries of the Registrant (13)
23.1	Consent of Ernst & Young LLP (15)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Denotes compensatory plan, compensation arrangement or management contract.
†	Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), and incorporated herein by reference.
(2)	Filed as an exhibit to our definitive proxy statement dated May 10, 2000, and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
(4)	Filed as an exhibit to our definitive proxy statement dated April 28, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on November 18, 2008, and incorporated herein by reference.
10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 7, 2009, and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 5, 2009, and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on December 4, 2009, and incorporated herein by reference.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on April 7, 2009, and incorporated herein by reference.
(15)	Filed as an exhibit to our Annual Report on Form 10-K filed on March 8, 2010, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of January, 2011.

PDI, INC.
/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.20.1†	Amended and Restated Master Services Agreement, dated September 23, 2009, between the Company and Pfizer Inc.
10.20.2†	Amended and Restated Task Order No. 1 to the Master Services Agreement, effective January 1, 2010, between the Company and Pfizer Inc.
10.20.3†	Amendment No. 1 to Task Order No. 1, effective February 1, 2010, between the Company and Pfizer Inc.
10.20.4†	Amendment No. 2 to Task Order No. 1, effective June 28, 2010, between the Company and Pfizer Inc.
10.20.5†	Amendment No. 3 to Task Order No. 1, effective October 1, 2010, between the Company and Pfizer Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.