Form 10-K
period 2010-12-31
PDI INC
filed 2011-03-23
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

(800) 242-7494
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $47,985,308 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of March 11, 2011, 14,628,262 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2010, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K (Form 10-K), the Proxy Statement is not deemed to be filed as part hereof.

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

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	The effects of the current worldwide economy;
•	Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and healthcare industries;
•	Our customer concentration risk in light of continued consolidation within the pharmaceutical industry and our current business development opportunities;
•	Early termination of a significant services contract, the loss of one or more of our significant customers or a material reduction in service revenues from such customers;
•	Our ability to obtain additional funds in order to implement our business model;
•	Our ability to successfully integrate the acquisition of the Group DCA business and the effect of this acquisition on our ongoing business;
•	Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;
•	Our ability to meet performance goals in incentive-based arrangements with customers;
•	Competition in our industry;
•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•	Product liability claims against us;
•	Failure to comply with laws and regulations or changes to such laws and regulations by us, our industry or our customers;
•	The sufficiency of our insurance and self-insurance reserves to cover future liabilities;
•	Our ability to successfully develop and generate revenue from product commercialization opportunities;
•	Failure of third-party service providers to perform their obligations to us;
•	Volatility of our stock price and fluctuations in our quarterly revenues and earnings;
•	Our controlling stockholder continuing to have significant influence, which could delay or prevent a change in corporate control that may otherwise be beneficial to our other stockholders;
•	Our anti-takeover defenses could delay or prevent an acquisition and could adversely affect the price of our common stock;
•	Our ability to sublease the unused office space in Saddle River, New Jersey;
•	Failure of, or significant interruption to, the operation of our information technology and communication systems; and
•	The results of any future impairment testing for goodwill and other intangible assets.

Please see Part I – Item 1A – “Risk Factors” of this Form 10-K, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed herein.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10K and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PDI, Inc.
Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

Summary of Business

We provide integrated multichannel outsourced promotional services to established and emerging companies in the pharmaceutical, biotechnology and healthcare industries. We are a leading provider of outsourced sales teams in the United States that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers’ strategic and financial product objectives.  In addition to outsourced sales teams, we also provide other promotional services including clinical educator services, e-detailing and other digital communications, medical education and teledetailing.  Combined, our services offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout their lifecycles, from early commercialization through maturity.  We provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients.

We have evolved our multichannel promotional capabilities through innovation, organic growth, acquisitions and strategic partnerships.  We have designed and implemented programs for many large pharmaceutical companies, a variety of emerging and specialty pharmaceutical and biotechnology companies as well as nutritional, diagnostic and other healthcare service providers.  We recognize that our relationships with customers are dependent upon the quality of our performance and our ability to reach and engage their target audiences in a positive and meaningful manner. Our focus is to flawlessly execute our customers’ programs in order to consistently deliver their desired results.

On November 3, 2010, we acquired 100% of the membership interest in Group DCA, LLC (Group DCA), a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. Based in Parsippany, New Jersey, Group DCA leverages the strength of the Internet, multimedia, tablet PCs, dimensional direct mail and its proprietary software, DIAGRAMtm (DIAlogue, GRAphics, Motion), to deliver digital selling solutions via interactive communications exchanges that accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows customers the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of PDI’s traditional outsourced promotional services and Group DCA’s e-detailing, patient education communications and other digital communications, we expect to be even better positioned to offer customers increased insight and greater engagement, resulting in integrated information and more impactful messages being delivered to healthcare providers across multiple communication channels.

On March 3, 2011, we announced the launch of a new business unit within our Sales Services segment, EngageCE that will provide clinical educator services to our customers. The goal of clinical educators is to work with healthcare providers in the management of chronic diseases in order to optimize patient care and outcomes. We have seen a growing demand for these types of services from our customers and we believe that the clinical educator services provided via EngageCE will complement traditional sales force efforts and enhance our offerings.

We completed exiting the marketing research business conducted by our TVG Marketing Research & Consulting (TVG) business unit by the end of our third quarter, September 30, 2010.  Changes in the healthcare industry, including various mergers and acquisitions as well as healthcare reform, have resulted in a significant decrease in demand for the market research services our TVG business unit provided.  See Note 20, Segment Information, to the consolidated financial statements included in this Annual Report on Form 10-K for additional details.

We commenced operations as an outsourced sales organization in 1987 and we completed our initial public offering in May 1998.  Our executive offices are located at Morris Corporate Center 1, Building A, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (800) 242-7494.

Strategy

Under the direction of our chief executive officer, the entire executive team is fully committed to establishing PDI as the best-in-class outsourced promotional services organization in the United States.  With a focus on best-in-class quality and cost effectiveness, we have intensified our focus on strengthening all aspects of our core outsourced promotional services business.

In addition to concentrating our efforts on strengthening our core outsourced sales business, we also continue to

PDI, Inc.
Annual Report on Form 10-K

focus on enhancing our multichannel promotional services capabilities by aggressively promoting and broadening the depth of our value-added service offerings. While our primary approach in broadening our value-added services offerings will be through internal development, we do not exclude the possibility of continued growth through acquisition. Additionally, we may seek out strategic partnerships with industry leaders in ancillary areas that we deem important to solidifying and enhancing our overall service offering, but where organic growth or acquisition may not be feasible at that time.

We offer two distinct forms of promotion: personal and non-personal promotion. Personal promotion involves a face-to-face interaction between a healthcare provider and a sales representative or clinical educator during normal business hours. These services are included within our Sales Services segment. The second type of promotion we offer is non-personal promotion. During a non-personal interaction the healthcare provider accesses clinical or product information via an alternate channel such as computer, mobile device or telephone at a time that is convenient to them. Due to the on-demand nature of our non-personal offerings, healthcare professionals can participate 24 hours a day, 7 days week whether at home, in the office or from another remote location. Our non-personal promotional options are included within our Marketing Services segment.

Although we had no active product commercialization arrangements in 2010, as we ended our sole product commercialization arrangement in April 2009, we continue to evaluate potential opportunities for similar types of promotional arrangements on a very selective and opportunistic basis to the extent we are able to mitigate certain risks relating to the investment of our resources.

Reporting Segments and Business Units

For 2010, we had three reporting segments: Sales Services; Marketing Services and Product Commercialization Services (PC Services).

Sales Services (Personal Promotion)

This segment, which focuses primarily on product detailing, includes our outsourced sales teams and newest business unit, EngageCE and represented 92.2% of our consolidated revenue for the year ended December 31, 2010.  Product detailing involves a sales representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted and deliver marketing materials, including samples.  Outsourced sales teams can be deployed on either a customer dedicated or shared basis, and may use either full-time or flex-time sales representatives.  This segment also includes a portfolio of expanded sales services which includes talent acquisition services, short-term teams and vacancy coverage services.  Our talent acquisition platform provides pharmaceutical customers with an outsourced, stand-alone sales force recruiting and on-boarding service.  Short-term programs provide temporary full or flex-time sales teams, and are designed to help our customers increase brand impact during key market cycles, rapidly respond to regional opportunities, or conduct pilot programs.  Our vacancy coverage service provides customers with outsourced full or flex-time sales representatives to fill temporary territory vacancies created by leaves of absence within our customers’ internal sales forces, thereby allowing our customers to maintain continuity of services.

Dedicated Sales Teams

A Dedicated Sales Team works exclusively on behalf of one customer.  The sales team is customized to meet the customer’s specifications with respect to sales representative profile, physician targeting, product training, incentive compensation plans, integration with the customer’s in-house sales force, call reporting platform and data integration.  Without adding permanent personnel, our customers receive high quality, industry-standard sales teams comparable to their internal sales force.

Shared Sales Teams

Our Shared Sales Teams business model centers on an existing PDI-managed team where multiple non-competing brands are promoted for different pharmaceutical companies.  Using these teams, we make a face-to-face selling resource available to those customers who want an alternative to a Dedicated Sales Team.  We are a leading provider of this type of detailing program in the United States.  Since costs are shared among various companies, these programs may be less expensive for the customer than programs involving a dedicated sales force.  With a Shared Sales Team, our customers receive targeted coverage of their physician audience.

EngageCE

Launched in the first quarter of 2011, EngageCE, offers expert clinical educators to work with health care providers in the management of chronic diseases in order to optimize patient care and outcomes. EngageCE clinical educators will help medical practices transition from providing routine health care to implementing recognized and

PDI, Inc.
Annual Report on Form 10-K

recommended standards of care.   The primary focus of EngageCE will be to instill best-practice treatment standards and procedures among health care practitioners and engage in discussions on appropriate drug therapies. This will involve introducing new protocols that can proactively enhance patient and disease management, with the goals of preventing medical issues from becoming more serious and of improving patient outcomes. The secondary focus will be to provide patient education on medical treatments to improve patients' ownership of their disease.

Marketing Services (Non-personal Promotion)

This segment includes three business units:  Pharmakon, Group DCA and PDI Voice (Voice).  As of September 2010, we exited the market research business, ceased the operations of the TVG business unit and classified TVG as discontinued operations.  This segment also included our continuing medical education business unit, Vital Issues in Medicine (VIM), which ceased operations in the third quarter of 2009.  The Marketing Services segment represented 7.8% of consolidated revenue for the year ended December 31, 2010.

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

Group DCA

Group DCA’s business is focused on the creation, design and implementation of interactive digital communications, including its award-winning e-detailing programs to the healthcare community on behalf of its pharmaceutical, biotechnology and healthcare customers.  Group DCA leverages the strength of the Internet, multimedia, tablet PCs, mobile devices, dimensional direct mail and its proprietary software, DIAGRAM™ (DIAlouge, GRAphics, Motion), to deliver digital selling solutions via interactive communications exchanges that accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows customers the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively.

Voice

Voice’s business is focused on the creation of teledetailing programs that are executed via our tele-representatives. Voice programs are designed to cover healthcare providers that are either categorized as “no see”, who are geographically not covered by our customer’s sales team or where a vacancy within the team exists. In addition to teledetailing programs, our call center can provide program enrollment support, conduct telephonic surveys and manage sample, literature and other materials fulfillment requests by healthcare providers.

Product Commercialization Services

In March 2008, we announced a new strategic initiative to identify and develop opportunities to enter into arrangements with pharmaceutical companies to provide sales and marketing support services and potentially limited capital in connection with the promotion of pharmaceutical products in exchange for a percentage of product sales above a certain threshold amount.  On April 11, 2008, we announced that we had entered into our first arrangement under our product commercialization strategic initiative to provide sales and marketing support services in connection with the promotion of a pharmaceutical product on behalf of Novartis Pharmaceuticals Corporation (Novartis).  On April 22, 2009, we announced the termination of this agreement.  Although we are not currently a party to any product commercialization agreements, we continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis and may pursue additional opportunities in the future to the extent we are able to mitigate certain risks relating to the investment of our resources.

For details on revenue, operating results and total assets by segment, see Note 20, Segment Information, to the consolidated financial statements included in this Form 10-K.

Contracts

Set forth below is a general description of our service contracts within each of our business segments.

PDI, Inc.
Annual Report on Form 10-K

Sales Services

Contracts within our Sales Services reporting segment consist primarily of detailing agreements and are nearly all fee-for-service arrangements.  The term of these contracts is typically between one and two years. On occasion, certain contracts have terms that are modestly shorter or longer due to the seasonal nature of the products or at the request of the customer. All agreements, whether or not specifically provided for by terms within the contract, may be renewed or extended upon mutual agreement of the parties as to revised terms for provisions such as pricing, penalties, incentives and performance metrics.

The majority of our Sales Services contracts are terminable by the customer without cause upon 30 days’ to 180 days’ prior written notice. Additionally, certain contracts include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause.  Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination. The loss or termination of multiple Sales Services contracts could have a material adverse effect on our financial condition, results of operations and cash flow.

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

All of our contracts provide for certain reimbursable out-of-pocket expenses such as travel, meals and entertainment or product sample distribution costs, for which we are reimbursed at cost by our customers. Certain contracts may also provide for reimbursement of other types of expenses depending upon the type of services we are providing to the customer.

Marketing Services

Our Marketing Services reporting segment is comprised of our Pharmakon, Group DCA and Voice business units. Our Pharmakon business unit enters into and performs contracts that generally take the form of either master service agreements (MSAs) with a term of one to three years, or contracts specifically related to particular projects with terms equal to the duration of the project (typically two to six months).  These contracts include standard representations and warranties as well as confidentiality and indemnification obligations and are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment of all work completed to date, plus the cost of any nonrefundable commitments made by us on behalf of the customer.  There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon’s large master service agreements could have a material adverse effect on our financial condition, results of operations or cash flows.

Our Group DCA business unit enters into and performs contracts with our major clients that generally take the form of MSAs and typically have a term of one to three years.  These contracts include standard representations and warranties, as well as confidentiality and indemnification obligations, and are generally terminable by the customer or us for any reason.  There is significant customer concentration within our Group DCA business unit.

Product Commercialization Services

In March 2008, we announced a strategic initiative to identify and execute on opportunities to enter into arrangements with pharmaceutical companies to provide sales and marketing support services and potentially limited capital in connection with the promotion of pharmaceutical products in exchange for a percentage of product sales above a certain threshold amount. In April 2008, we entered into a contract under our product commercialization initiative with Novartis.  On April 22, 2009, we announced the termination of this agreement

PDI, Inc.
Annual Report on Form 10-K

with Novartis.  See Note 12, Product Commercialization Contract, to the consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to the agreement.  Although we are not currently a party to any product commercialization agreements, we continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis and may pursue additional opportunities in the future to the extent we are able to mitigate certain risks relating to the investment of our resources.

Significant Customers

Historically, we have experienced a high degree of customer concentration in our businesses.  Our three largest customers were Pfizer Inc., Genentech, and Ferring Pharmaceuticals, Inc., which accounted for 49.7%, 16.3% and 11.0%, respectively, of our revenue for the year ended December 31, 2010.

Marketing

Our marketing efforts target established and emerging companies in the pharmaceutical, biotechnology and healthcare industries and are designed to reach the senior sales, marketing, and business development personnel within these companies with the goal of informing them of the services we offer and the value we can bring to their products.  Our tactical plan usually includes editorial contributions and/or advertising in trade publications, direct marketing campaigns, presence at industry seminars and conferences and a direct selling effort.  We have a dedicated team of business development specialists who work within our business units to identify needs and opportunities within the pharmaceutical, biotechnology and healthcare industries that we can address. We review possible business opportunities as identified by our business development team and develop a customized strategy and solution for each attractive business opportunity.

Competition

With respect to our Sales Services reporting segment, we compete with our customers’ ability to manage their needs internally.  In addition, a small number of providers comprise the market for outsourced sales teams, and we believe that PDI, inVentiv Health Inc., Quintiles, and Publicis Touchpoint Solutions - part of Publicis Groupe SA, accounted for the majority of the outsourced sales team market share in the United States in 2010.  Our Marketing Services reporting segment operates in a highly fragmented and competitive market and we believe that PDI, WebMD, Inc., Cadient Group, Inc., Heartbeat Digital, Digitas, Inc. – part of Publicis Groupe SA, were the significant providers of marketing services to the pharmaceutical, biotechnology and healthcare industries in 2010.

We compete on the basis of such factors as reputation, service quality, management experience, performance record, customer satisfaction, ability to respond to specific customer needs, integration skills and price.  Increased competition and/or a decrease in demand for our services may also lead to other forms of competition.  We believe that our business units individually and our organization as a whole have a variety of competitive advantages that allow us to compete successfully in the marketplaces for our services.  While we believe we compete effectively with respect to each of these factors, certain of our competitors are larger than we are and have greater capital, personnel and other resources than we have.  Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share and our ability to attract new business opportunities as well as our business, financial condition and results of operations.

Employees

As of February 28, 2011, we had approximately 1,550 employees, including approximately 870 full-time employees.  Approximately 90% of our employees are field sales representatives and sales managers.  We are not party to a collective bargaining agreement with any labor union.  We believe our relationship with our employees is generally positive.

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

PDI, Inc.
Annual Report on Form 10-K

Government Regulations and Industry Guidelines

The healthcare sector is subject to extensive federal, state and local government regulations. A complex and evolving body of laws and regulations affects, among other matters, the approval, provision, licensing, labeling, marketing, promotion, price, sale and reimbursement of healthcare services and products, including pharmaceutical products.  The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with good manufacturing practices, and to impose or seek injunctions, voluntary recalls, and civil, monetary, and criminal penalties.

The Food, Drug and Cosmetic Act, as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the Food and Drug Administration (FDA) regulates all promotional activities involving prescription drugs.  The distribution of pharmaceutical products is also governed by the Prescription Drug Marketing Act (PDMA), which regulates promotional activities at both the federal and state level.  The PDMA imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions.  Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceutical products even if such manufacturers or distributors have no place of business within the state.  States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners and require extensive record keeping and labeling of such samples for tracing purposes.  The sale or distribution of pharmaceutical products is also governed by the Federal Trade Commission Act and state consumer protection laws.

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

ITEM 1A.                      RISK FACTORS

In addition to the other information provided in this Annual Report on Form 10-K, you should carefully consider the following factors in evaluating our business, operations and financial condition.  Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or businesses in general, such as competitive conditions, may also impair our business operations.  The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in outsourcing trends in the pharmaceutical, biotechnology or healthcare industries could materially

PDI, Inc.
Annual Report on Form 10-K

and adversely affect our business, financial condition and results of operations.

Our business depends in large part on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced promotional services.  The practice of many companies in these industries has been to hire outside organizations like PDI to conduct large sales and marketing projects on their behalf.  However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, the number of sales representatives employed internally in relation to demand, the need to promote new and existing products, and competition from other suppliers.  During the past few years, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue. While a significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore benefited from cost control measures implemented by these companies and their resultant increased reliance on outsourced promotional services in 2010, we also were impacted significantly and adversely in previous years when several large pharmaceutical companies made changes to their commercial model by reducing the number of sales representatives employed internally and through outside organizations like PDI.  These and other developments within the pharmaceutical industry have resulted in volatility in the market for outsourced sales and marketing services during the last few years, and there can be no assurances regarding the continuation, timing or extent of any changes of these trends.  If companies in the pharmaceutical, biotechnology or healthcare industries reduce their demand for outsourcing services, our business, financial condition and results of operations could be materially and adversely affected.

If companies in the pharmaceutical, biotechnology or healthcare industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of sales representatives in the promotion of their products, our business and results of operations could be materially and adversely affected.

Our revenues depend on promotional, marketing and sales expenditures by companies in the pharmaceutical, biotechnology and healthcare industries.  Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products as well as the high level of patent expiration and related introduction of generic versions of branded medicine within the industry.  Furthermore, the trend in the pharmaceutical, biotechnology and healthcare industries toward consolidation may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the use of outsourced sales and marketing services providers.  This reduction in demand for outsourced sales and marketing services could be further exacerbated by the current economic and financial crisis occurring in the United States and worldwide. If companies in the pharmaceutical, biotechnology or healthcare industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of sales representatives in the promotion of their products, our business and results of operations could be materially and adversely affected.

Our service contracts are generally cancelable at any time, which may result in lost revenue and additional costs and expenses.

Our service contracts are generally for a term of one to two years (certain of our business units have contracts of shorter duration) and many may be terminated by the customer at any time for any reason.  In addition, many of our customers may internalize the contracted sales teams we provide under the terms of the contract or otherwise significantly reduce the number of sales representatives we deploy on their behalf.  The early termination or significant reduction of a contract by one of our customers not only would result in lost revenue, but also cause us to incur additional costs and expenses, such as termination expenses relating to excess employee capacity.  All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is significantly reduced or terminated, unless we can immediately transfer the related sales force to a new program, if permitted under the contract, we must either continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.  The loss, termination or significant reduction of a large contract or the loss of multiple contracts could have a material adverse effect on our business and results of operations.

The majority of our revenue is derived from a very limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition and results of operations.

Our revenue and profitability depend to a great extent on our relationships with a very limited number of large

PDI, Inc.
Annual Report on Form 10-K

pharmaceutical companies. As of December 31, 2010, our three largest customers accounted for approximately 49.7%, 16.3% and 11.0% of our 2010 revenue.  As of December 31, 2009, our two largest customers accounted for approximately 44.4% and 17.3% of our 2009 revenue. While we expect to continue gaining new business in 2011, it is likely that our revenue and profitability will continue to be dependent on significant contracts with a very limited number of large pharmaceutical companies, and we may experience an even higher degree of customer concentration in 2011 and beyond in light of continued consolidation within the pharmaceutical industry and current business development opportunities.

In order to continue increasing our revenues, we will need to maintain and grow business with our existing customers while attracting additional significant customers.  Our failure to attract a sufficient number of new customers during a particular period, or our inability to replace the loss of or significant reduction in business from a major customer could have a material adverse effect on our business, financial condition and results of operations.

Integration of our recently acquired Group DCA business may be costly and may cause disruption to the existing business operations.

In November 2010, we completed our acquisition of Group DCA.  The successful integration of independent businesses like PDI and Group DCA is a complex, costly, and time-consuming process that, even with proper planning and implementation, could significantly disrupt the business of Group DCA and our other operations. Achieving synergies and other benefits of the acquisition is subject to a number of uncertainties, including the timely integration of technology, operations and personnel of the two businesses.  The challenges involved in this integration include:

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

We incurred substantial losses in connection with a promotional agreement under our product commercialization initiative, and if any future product commercialization or other similar opportunities that we may pursue are not profitable for us, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

PDI, Inc.
Annual Report on Form 10-K

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

We have entered into a number of incentive-based arrangements with our customers. Under incentive-based arrangements, we are typically paid a lower fixed fee and, in addition, have an opportunity to earn additional compensation upon achieving specific performance goals with respect to the products being detailed.  Typically, these performance goals relate to targeted sales or prescription volumes, sales force performance metrics or a combination thereof.  In addition, we have entered into and may in the future enter into revenue sharing arrangements with customers.  Under revenue sharing arrangements, we are typically paid a fixed fee covering all or a portion of our direct costs with our remaining compensation based on the market performance of the products being promoted by us, usually expressed as a percentage of product sales.  These incentive-based and revenue sharing arrangements transfer some or most of the market risk from our customers to us. In addition, these arrangements can result in variability in revenue and earnings due to seasonality of product usage, changes in market share, new product introductions (including the introduction of competing generic products into the market), overall promotional efforts and other market-related factors.  If we are unable to meet the performance goals established in our incentive-based arrangements or the market performance goals in our revenue sharing arrangements, our revenue could be materially and adversely affected.

Additionally, certain of our service contracts may contain penalty provisions pursuant to which our fixed fees may be significantly reduced if we do not meet certain minimum performance metrics, which may include the number and timing of sales calls, physician reach, territory vacancies and/or sales representative turnover.

Our industry is highly competitive and our failure to address competitive developments may reduce our market share, which could have a material adverse effect on our business and results of operations.

Our primary competitors for sales and marketing services include in-house sales and marketing departments of pharmaceutical, biotechnology and healthcare companies, other contract sales organizations (CSOs) and providers of marketing and related services.  Most of our current and potential competitors are larger than we are and have substantially greater capital, personnel and other resources than we have and certain of our competitors currently offer a broader range of personal and non-personal promotional and other related promotional services than we do. Additionally, certain of our competitors provide services on a global basis at the request of pharmaceutical, biotechnology and healthcare customers. Our inability to continue to remain competitive with respect to the range of service offerings that we can provide companies within the pharmaceutical, biotechnology and healthcare industries on a global basis or any other factors that result in increased competition may reduce our market share, which could have a material adverse effect on our business and result of results of operations.

We may require additional funds in order to implement our business model, which we may be unable to obtain on favorable terms, if at all.

We may require additional funds in order to pursue certain business opportunities or meet future operating requirements, develop incremental marketing and sales capabilities; and/or acquire other complementary businesses.  We may seek additional funding through public or private equity or debt financing or other arrangements with collaborative partners.  Any debt financing arrangements that we enter into may require us to comply with specified financial ratios, including ratios regarding interest coverage, total leverage, senior secured leverage and fixed charge coverage.  Our ability to comply with these ratios may be affected by events beyond our control.  If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result.  As a condition to providing us with additional funds, future investors may demand, and may be granted, rights superior to those of existing stockholders.  We cannot be certain, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms.  If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our strategic initiatives.

Our liquidity, business and financial condition could be materially and adversely affected if the financial institutions that hold our funds fail.

We have substantial funds held in bank deposits, money market funds and other accounts at certain financial

PDI, Inc.
Annual Report on Form 10-K

institutions.  A significant portion of the funds held in these accounts exceeds the Federal Deposit Insurance Corporation’s insurance limits.  If any of the financial institutions where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the insurance coverage limit. Such a loss could have a material and adverse effect on our liquidity, business and financial condition.

Our business may suffer if we fail to attract and retain qualified sales representatives.

   The success and growth of our business depends in large part on our ability to attract and retain qualified sales representatives.  There is intense competition for sales representatives from CSOs and pharmaceutical, biotechnology and healthcare companies.  In addition, in certain instances, we offer customers the option to permanently hire our sales representatives, and on occasion, our customers have hired the sales representatives that we trained to detail their products. We cannot provide assurance that we will continue to attract and retain qualified personnel.  If we cannot attract and retain qualified sales personnel, we will not be able to maintain or expand our Sales Services business and our ability to perform under our existing sales force contracts may be impaired.

If we do not increase our revenues and successfully manage the size of our operations, our business, financial condition and results of operations could be materially and adversely affected.

    The majority of our operating expenses are personnel-related costs such as employee compensation and benefits as well as the cost of infrastructure to support our operations, including facility space and equipment.  During 2009, we instituted a number of cost-saving initiatives, including a reduction in employee headcount.  In addition, we are currently seeking to sublet unused office space in our Saddle River, New Jersey facility. There is no guarantee that we will be able to successfully sublet this unused office space.  If we are unable to achieve revenue growth in the future or fail to adjust our cost infrastructure to the appropriate level to support our revenues, our business, financial condition and results of operations could be materially and adversely affected.

Recently enacted healthcare reform legislation may increase our costs, impair our ability to match our pricing with any such increased costs, and therefore could materially and adversely affect our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”).  The PPACA and Reconciliation Act (collectively the “Act”) entail sweeping healthcare reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service, the U.S. Department of Health & Human Services, and state governments.  This reform includes, but is not limited to: the implementation of a small business tax credit; required changes in the design of our healthcare policy including providing insurance coverage to part-time workers working thirty or more hours per week; “grandfathering” provisions for existing policies; state insurance exchanges; “pay or play” requirements; and a “Cadillac plan” excise tax.  We are currently unable to determine the long-term impact of such legislation on our business. Since many provisions of the Act do not become operative until future years, we do not expect the Act to have a material adverse impact on our 2011 results of operations.  However, healthcare reform as mandated and implemented under the Act and any future federal or state mandated healthcare reform could materially and adversely affect our business, financial condition and results of operations by increasing our costs, hindering our ability to effectively match our cost of providing health insurance with our pricing and impeding our ability to attract and retain customers as well as potentially changing our business model or causing us to lose certain current competitive advantages.

Changes in governmental regulation could negatively impact our business operations and increase our costs.

The pharmaceutical, biotechnology and healthcare industries are subject to a high degree of governmental regulation.  Significant changes in these regulations affecting the services we provide, including product promotional, marketing research services and physician interaction programs, could result in the imposition of additional restrictions on these types of activities, additional costs to us in providing these services to our customers or otherwise negatively impact our business operations.  Changes in governmental regulations mandating price controls and limitations on patient access to our customers’ products could also reduce, eliminate or otherwise negatively impact our customers’ utilization of our sales and marketing services.

Our failure, or that of our customers, to comply with applicable healthcare regulations could limit, prohibit or otherwise adversely impact our business activities and could result in substantial penalties.

Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical products.  The healthcare industry also is regulated by various

PDI, Inc.
Annual Report on Form 10-K

federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Violations of these regulations may incur investigation or enforcement action by the FDA, Department of Justice, state agencies, or other legal authorities, and may result in substantial civil, criminal, or other sanctions.  Sanctions for violating the fraud and abuse laws also may include possible exclusion from Medicare, Medicaid and other federal or state healthcare programs.  Although we believe our current business arrangements do not violate these laws, we cannot assure you that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition or results of operations, even if we successfully defend against such claims.  While we rely on contractual indemnification provisions with our customers to protect us against certain claims, we cannot provide assurance that these provisions will be fully enforceable or that they will provide adequate protection against claims intended to be covered.

If our customers continue to experience increased competition from manufacturers of generic drugs, our business, financial condition and results of operations could be materially and adversely impacted.

Our revenues depend on promotional, marketing and sales expenditures by companies in the pharmaceutical, biotechnology and healthcare industries.  Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by the introduction of generic versions of branded medicines.  This generic competition may occur upon the expiration or loss of patent protection, or in certain circumstances, upon the “at-risk” launch by a generic manufacturer of a generic version of a product we are promoting. The timing or impact of generic competition cannot be accurately predicted by us or our customers and could cause our customers to introduce cost cutting initiatives that result in reduced demand for our outsourced promotional services, or lead to the early termination of existing contracts, and materially and adversely affect our business, financial condition and results of operations.

We have and may continue to experience additional impairment charges of our goodwill and other intangible assets.

We are required to evaluate goodwill for impairment at least annually, and between annual tests if events or circumstances warrant such a test.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting (business) unit.  We test goodwill for impairment at the reporting (business) unit level, which is one level below our segments.  Goodwill has been assigned to the business units to which the value of the goodwill relates.  We currently have six business units; with two business units, Pharmakon and Group DCA, having goodwill.  If we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If our projected long-term sales growth rate, profit margins or terminal growth rate are considerably lower and/or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a non-cash goodwill impairment loss in our statement of operations. During the year ended December 31, 2009, we recorded an impairment charge of $18.1 million related to goodwill and other intangible assets. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements included in this Annual Report on Form 10-K.

If our insurance and self-insurance reserves are insufficient to cover our future liabilities for workers compensation, automobile and general liability and employee healthcare benefits, our business, financial condition and results of operations could be materially and adversely affected.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability and employee healthcare benefits.  Although we have reserved for these liabilities not covered by third-party insurance, our reserves are based on estimates developed using actuarial data as well as historical trends.  Any projection of these losses is subject to a high degree of variability and we may not be able to accurately predict the number or value of the claims that occur in the future.  In the event that our actual liability exceeds our reserves for any given period or if we are unable to control rapidly increasing healthcare costs, our business, financial condition and results of operations could be materially and adversely affected.

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

PDI, Inc.
Annual Report on Form 10-K

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

During the fourth quarter of 2009, we exited our Saddle River, New Jersey facility and relocated our corporate headquarters to a smaller, less costly and more strategically located office space in Parsippany, New Jersey.  We are currently seeking to sublease our third floor office space, approximately 47,000 square feet, in Saddle River, New Jersey.  At December 31, 2010, we had future minimum lease payments associated with the Saddle River, New Jersey facility totaling $11.9 million offset by future minimum sublease rental income totaling $4.8 million.  There can be no assurance, however, that we will be able to successfully sublet any or all of our remaining unused office space, on favorable terms or at all.  The recognition of these charges requires estimates and judgments regarding lease termination costs and other exit costs when these actions take place.  Actual results may vary from these estimates.

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

In addition, the current market for acquisition targets in our industry is extremely competitive, and there can be no assurance that we will be able to successfully identify, bid for and complete acquisitions necessary or desirable to achieve our strategic goals.

Our quarterly revenues and operating results may vary, which may cause the price of our common stock to fluctuate.

Our quarterly operating results may vary as a result of a number of factors, including:
•	the commencement, delay, cancellation or completion of sales and marketing programs;
•	regulatory developments;
•	uncertainty about when, if at all, revenue from any product commercialization arrangements and/or other incentive-based arrangements with our customers will be recognized;
•	mix of services provided and/or mix of programs during the period;
•	timing and amount of expenses for implementing new programs and accuracy of estimates of resources required for ongoing programs;
•	timing and integration of any acquisitions; and
•	changes in regulations related to pharmaceutical, biotechnology and healthcare companies.

PDI, Inc.
Annual Report on Form 10-K

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

The market for our common stock is volatile.  During 2010, our stock traded at a low of $4.52 and a high of $11.78.  In 2009, our stock traded at a low of $2.80 and a high of $6.25.  The trading price of our common stock has been and will continue to be subject to:
•	general volatility in the trading markets;
•	significant fluctuations in our quarterly operating results;
•	significant changes in our cash and cash equivalent reserves;
•	announcements regarding our business or the business of our competitors;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	industry and/or regulatory developments;
•	changes in revenue mix;
•	changes in revenue and revenue growth rates for us and for our industry as a whole;
•	changes in accounting standards, policies, guidance, interpretations or principles; and
•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate.

Our controlling stockholder continues to have significant influence, which could delay or prevent a change in corporate control that may otherwise be beneficial to our stockholders.

John P. Dugan, our former chairman, beneficially owns approximately 34% of our outstanding common stock.  As a result, Mr. Dugan is able to exercise significant influence over the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendments to our certificate of incorporation.  This ownership concentration by Mr. Dugan could delay or prevent a change in corporate control that may otherwise be beneficial to our other stockholders.

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

None.

PDI, Inc.
Annual Report on Form 10-K

ITEM 2.                      PROPERTIES

Our corporate headquarters are located in, and our Sales Services and PC Services segments are operated out of, Parsippany, New Jersey where we lease approximately 23,000 square feet.  The lease runs through June 30, 2017.  Our Marketing Services business unit, Pharmakon, operates out of a 6,700 square foot facility in Schaumburg, Illinois under a lease that expires in February 2015. Our Marketing Services business unit, Group DCA, operates out of an approximately 21,000 square foot facility in Parsippany, New Jersey under a lease that expires in June 2017, with a June 2014 early cancellation provision.  The cancellation provision requires nine months notice and a cancellation fee.

We also lease approximately 84,000 square feet of office space in Saddle River, New Jersey (our former corporate headquarters), that terminates in January 2016 and is cancellable on June 30, 2015.  We have entered into subleases for a combined total of approximately 37,000 square feet at our Saddle River facility which run through the end of the underlying lease. Our discontinued Marketing Services business unit, TVG, operated out of a 38,000 square foot facility in Dresher, Pennsylvania under a lease that runs for a term of approximately 12 years and terminates in November 2016.  We have sublet substantially all of the office space in Dresher, Pennsylvania through the end of the underlying lease.

We believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

We are seeking to sublease approximately 47,000 square feet of unused office space at our Saddle River, New Jersey location. There can be no assurance, however, that we will be able to successfully sublet the unused office space on favorable terms or at all.

ITEM 3.                      LEGAL PROCEEDINGS

We are currently a party to legal proceedings incidental to our business.  As required, we have accrued our estimate of the probable costs for the resolution of these claims. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flow, litigation is subject to inherent uncertainties.  Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial condition, results of operations or cash flows.  Legal fees are expensed as incurred.

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

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “PDII.”  The price range per share of common stock presented below represents the highest and lowest sales price for our common stock on the Nasdaq Global Market for the last two years by quarter:

	2010		2009
	HIGH	LOW	HIGH	LOW
First quarter	$7.69	$4.52	$6.25	$2.80
Second quarter	$9.50	$6.56	$4.56	$2.93
Third quarter	$9.05	$7.01	$5.83	$3.90
Fourth quarter	$11.78	$8.40	$5.27	$3.78

Holders

We had 316 stockholders of record as of March 1, 2011.  Not reflected in the number of record holders are persons who beneficially own shares of common stock held in nominee or street name.

PDI, Inc.
Annual Report on Form 10-K

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.  Future earnings, if any, will be used to finance the future operation and growth of our business.

Securities Authorized For Issuance under Equity Compensation Plans

We have a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  All equity compensation plans have been approved by security holders.  The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information
Year Ended December 31, 2010
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2004 Stock Award and Incentive Plan, 2000 Omnibus Incentive Compensation Plan, and 1998 Stock Option Plan)	176,670	$ 21.32	612,737

Equity compensation plans not approved by security holders (1)	-	-	-
Total	176,670	$ 21.32	612,737

(1) Excludes restricted stock, restricted stock units and stock-settled stock appreciation rights.

PDI, Inc.
Annual Report on Form 10-K

Issuer Purchases of Equity Securities

From time-to-time, we repurchase our common stock on the open market or in privately negotiated transactions or both.  On November 7, 2006, we announced that our Board of Directors authorized us to repurchase up to one million shares of our common stock, none of which has been repurchased.  We did not repurchase any shares of our common stock on the open market during the years ended December 31, 2010, 2009 or 2008.  Any future repurchases of shares will be made from available cash.

Comparative Stock Performance Graph

The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock, based on the market price of our common stock, with the total return of companies included within the Nasdaq Composite Index and the Nasdaq Biotech Index (NDQBTI) for the period commencing December 31, 2005 through December 31, 2010.  The calculation of total cumulative return assumes a $100 investment in our common stock and the Nasdaq Composite Index on December 31, 2005, and the reinvestment of all dividends.

PDI, Inc.
Annual Report on Form 10-K

ITEM 6.                      SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.  The operations data for the years ended December 31, 2010, 2009, and 2008 and the balance sheet data at December 31, 2010 and 2009 are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K.  The operations data for the years ended December 31, 2007 and 2006 and the balance sheet data at December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements that are not included in this Form 10-K.  The historical results are not necessarily indicative of the results to be expected in any future period.  No cash dividends have been declared for any period.

(in thousands, except per share data)	2010		2009		2008		2007		2006
Continuing operations data:
Total revenues, net	$144,652		$80,384		$105,233		$108,782		$227,027
Gross profit	32,204		24,540		2,107	(4)	28,295		50,990

Operating expenses	36,509	(1)	41,542	(2)	35,404	(5)	41,403	(6)	44,630	(7)
Asset impairment	-		18,118	(3)	23		42		-
Total operating expenses	36,509		59,660		35,427		41,445		44,630

(Loss) income from
continuing operations	$(4,581)		$(28,074)		$(31,352)		$(8,919)		$11,462

Per share data from continuing operations:
(Loss) income per share of common stock
Basic	$(0.32)		$(1.97)		$(2.20)		$(0.63)		$0.82
Diluted	$(0.32)		$(1.97)		$(2.20)		$(0.63)		$0.81

Weighted average number of shares outstanding:
Basic	14,306		14,219		14,240		14,150		14,046
Diluted	14,306		14,219		14,240		14,150		14,075

Balance sheet data:
Cash and short-term investments	$62,858		$72,627		$90,233		$106,985		$114,684
Working capital	$37,324		$71,631		$81,639		$110,739		$112,186
Total assets	$124,389		$109,776		$149,036		$179,554		$201,636
Total long-term debt	$-		$-		$-		$-		$-
Stockholders' equity	$69,513		$74,890		$107,107		$140,189		$149,197

(1)
Includes $2.0 million in facilities realignment costs and $1.7 million of costs related to the acquisition of Group DCA.  See Note 17, Facilities Realignment, to the consolidated financial statements included in our Annual Report on Form 10-K for additional details.

(2)	Includes $6.6 million in facilities realignment costs. See Note 17, Facilities Realignment, to the consolidated financial statements included in our Annual Report on Form 10-K for additional details.
(3)
Represents $18.1 million in non-cash charges for the impairment of goodwill and intangible assets related to our Pharmakon business unit.  See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements included in our Annual Report on Form 10-K for additional details.

(4)
Includes $10.3 million in charges related to an accrued contract loss.  See Note 12, Product Commercialization Contract, to the consolidated financial statements included in our Annual Report on Form 10-K for additional details.

(5)
Includes $0.9 million in charges for executive severance costs.  See Note 16, Executive Severance, to the consolidated financial statements included in our Annual Report on Form 10-K for additional details.

(6)
Includes $1.0 million in charges for facilities realignment costs.  See Note 17, Facilities Realignment, to the consolidated financial statements included in our Annual Report on Form 10-K for additional details.

(7)	Includes $4.0 million in credits to legal expense related to the settlement of certain litigation matters and $1.3 million in charges for facilities realignment costs.

PDI, Inc.
Annual Report on Form 10-K (continued

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

OVERVIEW

We are a leading provider of integrated multichannel outsourced promotional services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States.  We are a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers’ strategic and financial product objectives.  In addition to outsourced sales teams in the United States, we also provide other promotional services including clinical educator services, digital communications, medical education and teledetailing.  Combined, our services offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout their lifecycles, from development through maturity.  We provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients. We provide these services through three reporting segments: Sales Services; Marketing Services; and Product Commercialization Services (PC Services). These segments are described in detail under the caption Description of Reporting Segments below.

Our business depends in large part on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced promotional services.  In recent years, this demand has been impacted by certain industry-wide factors affecting pharmaceutical, biotechnology and healthcare companies, including, among other things, pressures on pricing and access, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment, decreased pipeline productivity and a slow-down in the rate of approval of new products by the Food and Drug Administration (FDA).  Additionally, a number of pharmaceutical companies have made changes to their commercial models by reducing the internal number of sales representatives.  A significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore benefited from cost control measures implemented by these companies and their resultant increased reliance on outsourced promotional services. During 2010, certain of our Marketing Services customers delayed the implementation or reduced the scope of a number of marketing initiatives.  In addition to fluctuations in customer demand, we continue to experience a high degree of customer concentration and this trend may continue as a result of recent and continuing consolidation within the pharmaceutical industry.

On November 3, 2010, we acquired 100% of the membership interest in Group DCA, LLC (Group DCA), a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. Based in Parsippany, New Jersey, Group DCA leverages the strength of the Internet, multimedia, tablet PCs, dimensional direct mail and its proprietary software, DIAGRAMtm, to deliver non-personal selling solutions via interactive communications exchanges that accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows customers the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of PDI’s traditional outsourced promotional services and Group DCA’s e-detailing, patient education communications and other digital communications, we expect to be even better positioned to offer customers increased insight and greater engagement, resulting in integrated information and more impactful messages being delivered to healthcare providers across multiple communication channels.

The Company paid cash (net) of approximately $23.9 million for Group DCA, of which $1.3 million was held in escrow. As of December 31, 2010, $1.3 million is still held in escrow and will be paid out at the end of 18 months from the date of acquisition. The final purchase price is subject to working capital adjustment in accordance with the purchase agreement. The purchase agreement also provides for the members of Group DCA to earn up to an additional $30 million from the date of acquisition through December 31, 2012.  These payouts are based on Group DCA’s achievement of revenue and gross profit metrics and range up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for payments related to the period ended December 31, 2010 were not achieved.

On March 3, 2011, we announced the launch of a new business unit within our Sales Services segment,

PDI, Inc.
Annual Report on Form 10-K (continued)

EngageCE, that will provide clinical educator services to our customers. The goal of clinical educators is to work with healthcare providers in the management of chronic diseases in order to optimize patient care and outcomes. We have seen a growing demand for these types of services within our customers and we believe that the clinical educator services provided via EngageCE will complement traditional sales force efforts and enhance our offerings.

In July 2010, we announced our intent to exit the marketing research business conducted by our TVG Marketing Research & Consulting (TVG) business unit.  Changes in the healthcare industry, including various mergers and acquisitions as well as healthcare reform, have resulted in a significant decrease in demand for the market research services our TVG business unit provided.  We completed our exit from the TVG business by the end of our third fiscal quarter, September 30, 2010.  See Note 21, Discontinued Operations, to our consolidated financial statements included in this Annual Report on Form 10-K for additional details.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth in our Sales Services and Marketing Services businesses, which provide our customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships.  In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers’ product portfolios and therefore we expect the market share penetration of outsourced sales organizations to increase in order to address these needs.  We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the best-in-class outsourced promotional services organization in the United States. We believe our focus has led to the significant level of new business wins we have experienced in 2010. In addition, we continue to diligently evaluate the risks and rewards of opportunities within our PC Services segment as they arise, while enhancing future value-added service offerings, as well as continue to evaluate acquisitions that will enhance our current service offerings and provide new business opportunities.

DESCRIPTION OF REPORTING SEGMENTS

For the year ended December 31, 2010, our three reporting segments were as follows:
♦	Sales Services, which is comprised of the following business units:
•	Dedicated Sales Teams;
•	Shared Sales Teams; and
•	EngageCE.
♦	Marketing Services, which is comprised of the following business units:
•	Pharmakon;
•	Group DCA; and
•	Voice.
♦	Product Commercialization Services (PC Services).

Select financial information for each of these segments is contained in Note 20, Segment Information, to our consolidated financial statements included in this Annual Report on Form 10-K and in the discussion under “Consolidated Results of Operations.”

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes.  These assumptions and estimates are inherently uncertain.  Outlined below are accounting policies, which are important to our financial position and results of operations, and require the most significant judgments on the part of our management in their application.  Some of those judgments can be subjective and complex.  Management’s estimates are based on historical experience, information from third-party professionals, facts and circumstances available at the time and various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.  Additionally, changes in estimates could have a material impact on our consolidated results of operations in any one period.  For a summary of all of our significant accounting policies, including the accounting policies discussed below, see Note 1, Nature of Business and Significant Account Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.

Revenue and Cost of Services

PDI, Inc.
Annual Report on Form 10-K (continued)

We recognize revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

Sales Services

Revenue under pharmaceutical detailing contracts is generally based on the number of physician details made or the number of sales representatives utilized.  With respect to risk-based contracts, a portion of revenues earned are based on contractually defined percentages of either product revenues or the market value of prescriptions written and filled in a given period.  These contracts are generally for terms of one to two years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 180 days’ notice.  Certain contracts provide for termination payments if the customer terminates the agreement without cause.  Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination.

Many of our product detailing contracts allow for additional periodic incentive fees to be earned if certain performance benchmarks have been attained. Revenue from incentive fees is recognized in the period earned if certain performance benchmarks have been attained and when we are reasonably assured that payment will be made.  Under performance based contracts, revenue is recognized when the performance criteria has been achieved.  Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commission based revenue is recognized when performance is completed.  Revenue from recruiting and hiring contracts is recognized at the time the candidate begins full-time employment less a provision for sales allowances based on contractual commitments and historical experience.

We maintain continuing relationships with our Sales Services customers which may lead to multiple ongoing contracts between us and our customer. In situations where we enter into multiple contracts with one customer at or near the same time, we evaluate the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated as a package and should be accounted for as a single agreement.

The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on our financial condition or results of operations.  Historically, we have derived a significant portion of service revenue from a limited number of customers.  Concentration of business in the pharmaceutical industry is common and the industry continues to consolidate.  As a result, we are likely to continue to experience significant customer concentration in future periods.  For the years ended December 31, 2010 and 2008 our three largest customers, who each individually represented 10% or more of our service revenue, together accounted for approximately 77.0% and 54.7% of our service revenue, respectively.  For the year ended December 31, 2009 our two largest customers, who each individually represented 10% or more of our service revenue, together accounted for approximately 61.8% of our service revenue.  See Note 15, Significant Customers, to our consolidated financial statements included in this Annual Report on Form 10-K.

Cost of services consists primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract and includes personnel costs and other direct costs, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular program. Other direct costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses. All personnel costs, initial direct program costs and other direct costs, other than training costs, are expensed as incurred.

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which the Company is reimbursed at cost by its customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of services in the consolidated statements of operations.  For the years ended December 31, 2010, 2009, and 2008, reimbursable out-of-pocket expenses were $21.3 million, $8.2 million and $12.6 million, respectively.

Training costs include the costs of training the sales representatives and managers on a particular product

PDI, Inc.
Annual Report on Form 10-K (continued)

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

Marketing Services

Revenue under marketing service contracts are generally based on a series of deliverable services associated with the design and execution of interactive promotional programs or marketing research/advisory programs.  The contracts are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer.  There is significant customer concentration in our Pharmakon and Group DCA business units, and the loss or termination of one or more large master service agreements could have a material adverse effect on our business and results of operations.

Revenue from certain promotional contracts that include more than one service offering is accounted for as multiple-element arrangements.  For these contracts, the deliverable elements are divided into separate units of accounting provided the following criteria are met: the price is fixed and determinable; the delivered elements have stand-alone value to the customer; there is objective and reliable evidence of the fair value of the undelivered elements; and there is no right of return or refund.  The contract revenue is then allocated to the separate units of accounting.  Revenue and cost of services are recognized for each unit of accounting separately as the related services are rendered and costs are incurred, respectively.

 Interactive digital contracts contain two phases: the content development phase and the delivery phase. Revenue related to interactive digital contracts is generally recognized ratably over the delivery phase(s) of the contract which are generally between eight and twelve months long.

We maintain continuing relationships with our Marketing Services customers which may lead to multiple ongoing contracts between the two parties. In situations where we enter into multiple contracts with one customer at or near the same time, we evaluate the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated together and should be accounted for as a single agreement.

Cost of services consists primarily of the costs associated with executing e-detailing programs or other sales and marketing services identified in the contract and includes personnel costs and other direct costs. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the professional staff that are directly responsible for executing a particular program. Other direct costs include, but are not limited to, freelance costs, email broadcasting fees, cue card and webkey production fees and other promotional expenses.  All personnel costs and direct program costs, other than direct and incremental costs incurred for the production of physical products, are expensed as incurred. Direct and incremental costs for the production of physical products related to customer contracts are deferred and recognized ratably with the associated contract revenue.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

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

We test goodwill for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  These events or circumstances could include a significant long-term adverse change in the business climate, indicators of poor operating performance or a sale or disposition of a significant portion of a business unit.  We test goodwill for impairment at the business unit level, which is one level below our operating segments.  Goodwill has been assigned to the business units to which the value of the goodwill relates.  We currently have six business units; with only two business units, Pharmakon and Group DCA, having goodwill.  We tested goodwill by estimating the fair value of the business unit using both the Discounted Cash Flow (DCF) and Guideline Public Company (GPC) models. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. The key assumptions used in the GPC model include revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of entities with comparable size, nature of business, country of operations, portfolio of products and services and economic characteristics, with a focus on public companies within the marketing and advertising industries. Our annual impairment testing as of December 31, 2010 did not result in an indicator of impairment. As of December 31, 2010, Pharmakon’s fair value exceeded its carrying value by approximately $2.1 million or 20.3%. Our annual impairment testing as of December 31, 2009 identified an indicator of impairment in our Pharmakon business unit resulting in us recognizing an $8.5 million impairment charge.

We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  During the year ended December 31, 2010, the Company recorded non-cash charges of approximately $0.6 million for the impairment of certain furniture and leasehold improvements as a result of exiting the remaining space in Dresher, Pennsylvania. During the year ended December 31, 2010, no impairment of finite-lived intangible assets was deemed necessary. During the fourth quarter of 2009, we recognized an impairment charge of $9.6 million related to the customer relationships and tradename in our Pharmakon business unit.

While we use available information to prepare our estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in additional impairment and losses related to recorded goodwill, intangibles or long-lived asset balances. In addition, future events impacting cash flows for existing assets could render a write-down or write-off necessary that was not previously required.

Acquisition Accounting

We account for business combinations by applying the acquisition method of accounting. The cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets transferred, liabilities incurred, equity instruments issued, and costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products and forecasted life cycle and cash flows over that period. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from the forecasted amounts and the difference could be material.

PDI, Inc.
Annual Report on Form 10-K (continued)

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

In connection with the acquisition of Group DCA, we recorded the fair value of a contingent earn-out fee of approximately $1.2 million within long-term liabilities as the date of acquisition. The purchase agreement provides for the members of Group DCA to earn up to an additional $30 million from the date of acquisition through December 31, 2012.  These payouts are based on Group DCA’s achievement of revenue and gross profit metrics and range up to: $5.0 million for the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for payments related to the period ended December 31, 2010 were not achieved.

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

We operate in multiple tax jurisdictions and provide taxes in each jurisdiction where we conduct business and are subject to taxation.  The breadth of our operations and the complexity of the various tax laws require assessments of uncertainties and judgments in estimating the ultimate taxes we will pay.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits.  We have established estimated liabilities for uncertain federal and state income tax positions. These accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process.  We adjust these accruals as facts and circumstances change, such as the progress of a tax audit. We believe that any potential audit adjustments will not have a material adverse effect on our financial condition or liquidity. However, any adjustments made may be material to our consolidated results of operations within an individual reporting period.

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences.  The realization of these assets is dependent on generating future taxable income.  We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  Our recent operating results and projections of future income weighed heavily in our overall assessment.  The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2010 and 2009 as we determined that it was more likely than not that these assets would not be realized.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

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

We primarily use the Black-Scholes option pricing model to determine the fair value of stock options and stock-based stock appreciation rights (SARs). The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by our stock price as well as assumptions made regarding a number of complex and subjective variables.  These assumptions include: our expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield.  Our assumptions are more fully described in Note 14, Stock-Based Compensation, to our consolidated financial statements in this Annual Report on Form 10-K.

Changes in the valuation assumptions could result in a significant change to the cost of an individual award.  However, the total cost of an award is also a function of the number of awards granted, and as result, we have the ability to manage the cost and value of our equity awards by adjusting the number of awards granted.

Restructuring, Facilities Realignment and Related Costs

From time-to-time, in order to consolidate operations, downsize and improve operating efficiencies, we recognize restructuring or facilities realignment charges.  The recognition of these charges requires estimates and judgments regarding employee termination benefits, lease termination costs and other exit costs to be incurred when these actions take place.  We reassess the cost to complete the restructurings and facility realignment and related charges on a quarterly basis.  These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control, resulting in changes to these estimates in current operations.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated below selected statement of operations data as a percentage of revenue.  The trends illustrated in this table may not be indicative of future operating results.

PDI, Inc.
Annual Report on Form 10-K (continued)

	Years Ended December 31,
	2010	2009	2008
Revenue, net	100.0%	100.0%	100.0%
Cost of services	77.7%	69.5%	98.0%
Gross profit	22.3%	30.5%	2.0%

Compensation expense	12.8%	22.4%	17.5%
Other selling, general and administrative expenses	11.0%	21.1%	15.3%
Asset Impairment	0.0%	22.5%	0.0%
Executive Severance	0.0%	0.0%	0.8%
Facilities realignment	1.4%	8.2%	0.0%
Total operating expenses	25.2%	74.2%	33.7%
Operating loss	(3.0%)	(43.7%)	(31.7%)

Other income, net	0.1%	0.3%	2.7%
Loss from continuing operations
before income tax	(2.9%)	(43.4%)	(29.0%)
Provision for (benefit from) income tax	0.3%	(8.5%)	0.8%
Loss from continuing operations	(3.2%)	(34.9%)	(29.8%)
Loss from discontinued operations, net of tax	(1.5%)	(6.8%)	(3.0%)

Net loss	(4.7%)	(41.7%)	(32.7%)

Results of Continuing Operations for the Year Ended December 31, 2010 Compared to the Year ended December 31, 2009

(in thousands)	Sales	Marketing	PC
	Services	Services	Services	Eliminations	Consolidated
Year ended December 31, 2010:
Revenue, net	$133,307	$11,345	$-	$-	$144,652
Cost of Services	$105,184	$7,264	$-	$-	$112,448
Gross Profit	$28,123	$4,081	$-	$-	$32,204
Gross Profit %	21.1%	36.0%	-	-	22.3%

Year ended December 31, 2009:
Revenue, net	$73,233	$12,260	$-	$(5,109)	$80,384
Cost of Services	$57,541	$5,957	$(2,497)	$(5,157)	$55,844
Gross Profit	$15,692	$6,303	$2,497	$48	$24,540
Gross Profit %	21.4%	51.4%	-	0.9%	30.5%

Operations Overview

In 2010, we achieved significantly improved results relative to 2009. In fact, revenue, gross profit and operating loss all improved significantly and we were able to achieve positive cash flow from operations in all four quarters of 2010. These overall positive results were driven by our Sales Services segment. Specifically, these improvements were the result of internal actions that strengthened management, systems and product offerings, and favorable and improving industry trends.

From an internal standpoint, throughout 2009 and continuing in 2010, we strengthened our senior management team in the areas of business development, sales, operations and compliance while also strengthening the layer of management that directly supports senior management across all functions. We upgraded many of our systems that directly support our field sales force, most importantly our sales force automation systems, which in turn improved

PDI, Inc.
Annual Report on Form 10-K (continued)

field force effectiveness and allowed for integration of our sales force activities with our other channels of communications to healthcare professionals.

We have been saying for some time that although we anticipated a continued downsizing of sales forces by the pharmaceutical industry, that we also expected that this downsizing would create an increase in the level of outsourcing of sales and marketing services as the pharmaceutical industry drives to create a new selling model. Over the course of 2010, we have seen an increase in demand for outsourced selling and marketing services including solutions that incorporate integrated sales representative activities and alternative channels such as those that we offer.

During 2010, we strengthened our core dedicated and shared sales teams offerings and broadened our service offerings with the addition of teledetailing capabilities and interactive digital communications with the acquisition of Group DCA. We believe the overall value of our offerings was also improved by our ability to integrate our core and expanded offerings.

Group DCA Accounting Impacts

On the date of the Group DCA acquisition, we outlined certain acquisition accounting related items that would impact the Group DCA operating results in the future. The following is an updated summary of how accounting related to the Group DCA acquisition will impact our reported results.

➢
On the purchase date Group DCA had deferred revenue on its historical closing balance sheet. Had Group DCA not been purchased, that amount would be recorded as revenue by Group DCA as projects were completed over the remainder of 2010 and 2011. However, as required by the rules of acquisition accounting, a significant portion of the deferred revenue at the date of the acquisition will not carry over to us after the acquisition.  A portion of this impacted the two months we owned Group DCA in 2010 and the remainder will impact 2011.

➢
Revenue recognition rules have the impact of delaying the start of recording revenue from the date a project is initiated to the point at which we earn such revenues as they are delivered. The near term impact on reported revenue from contracts signed and initiated in late 2010 and early 2011 will be that a significantly lower than normal amount of revenue will be recorded in the first and second quarters of 2011, as the flow of revenue recognition builds by quarter. This accounting, in and of itself, would not be an issue if deferred revenue from 2010 carried over in full; however, because it does not, first and second quarter 2011 revenue will not reflect the amount of business being signed or the normal carryover of deferred revenue at the time of acquisition, making reported revenue much lower than it would be on a normal going-forward basis.  While the combination of the impact of acquisition accounting and revenue recognition rules will result in lower reported revenue, particularly in the first and second quarters of 2011, neither of these rules will significantly reduce on-going operating expense associated with delivering such revenue.

➢
Acquisition accounting requires ongoing amortization of intangibles purchased and valued for accounting purposes as of the date of the acquisition.  Relative to the Group DCA acquisition, these include the acquired proprietary technology and the value of the extensive Health Care Provider data base. These intangibles will be amortized, resulting in an annual amortization expense of approximately $0.9 million.

The accounting for potential earn out payments, while not impacting 2010 results, are influenced by acquisition accounting.  Up to $5.0 million of the potential $30.0 million of earn out payments must be recorded as compensation expense as earned. However, in determining the amount that is recorded as the initial purchase price, acquisition accounting requires us to estimate the fair value for the remainder of the $25.0 million potential earn out payments. We determined the fair value by estimating the present value of earn out payments we think are probable on a weighted–risk adjusted basis. The amount we recorded for the fair value of these estimated earn out payments was $1.7 million and is considered part of the initial purchase price for accounting purposes. Going forward, the difference between what we estimated in November 2010 and our updated estimates to what we actually expect to pay in 2012 and 2013 will be adjusted through the statement of operations in the future. This will result in expense if the amount we expect to pay is higher than our original estimates or a benefit if the amounts we expect to pay are lower than our original estimates.

Revenue, net

Consolidated revenue, net for the year ended December 31, 2010 increased by $64.3 million, or 80.0%, to $144.7 million, compared to the year ended December 31, 2009. This increase was primarily attributable to new business in our Sales Services segment.

Revenue, net in our Sales Services segment for the year ended December 31, 2010 increased by $60.1 million, or 82.0%, to $133.3 million, compared to the year ended December 31, 2009. The increase in Sales Services revenue, net was primarily due to new 2010 business totaling approximately $72.6 million and an increase in revenue from our continuing (or renewal) contracts of $3.3 million, partially offset by a reduction in revenue from the expiration of existing contracts of approximately $16.5 million.

Revenue, net in the Marketing Services segment for the year ended December 31, 2010 decreased by $0.9 million, or 7.5%, to $11.3 million, compared to the year ended December 31, 2009.  Revenue from our Pharmakon business unit decreased approximately $1.8 million compared to the year ended December 31, 2009. Pharmakon’s decrease in revenue was primarily the result of reductions of $0.6 million and $0.5 million in non-attendee revenue and attendee revenue, respectively, and a decrease in direct mail campaign revenue of $0.7 million.  This segment also had approximately $0.4 million in revenue from our former Vital Issues in Medicine (VIM) business unit which ended in 2009.  These decreases were partially offset by revenue of approximately $0.7 million from Group DCA and $0.6 million from our new call center, Voice, launched in 2010. Revenue, net for Group DCA recognized from the date of acquisition (November 3, 2010) through December 31, 2010 was significantly impacted by the write down of deferred revenue to its fair value on the date of acquisition in accordance with the acquisition method of accounting.

 There was no revenue in our PC Services segment for the years ended December 31, 2010 and 2009, as there were no ongoing product commercialization activities during either period.

Cost of services

Consolidated cost of services for the year ended December 31, 2010 increased by $56.6 million, or 101.4%, to $112.4 million, compared to the year ended December 31, 2009. This increase was due to higher program expenses in our Sales Services segment in support of the increased revenues discussed above, higher program expenses in our Marketing Services segment due to the addition of Group DCA in the fourth quarter of 2010 and the launch of Voice mentioned above, partially offset by lower program expenses in our Pharmakon business unit.

Cost of services in our Sales Services segment for the year ended December 31, 2010 increased by $47.6 million, or 82.8%, to $105.2 million, compared to the year ended December 31, 2009. This increase is directly attributable to the increase in Sales Services engagements, which requires a significant increase in headcount in order to deliver the additional services. The higher headcount resulted in comparable increases in costs related to: recruiting, hiring and training new employees; employee compensation; employee-related benefits; automobile lease expense; and reimbursable travel expenses such as mileage and gas.

Cost of services in our Marketing Services segment for the year ended December 31, 2010 increased by $1.3 million, or 21.9%, to $7.3 million, compared to the year ended December 31, 2009. A reduction of $1.2 million in costs of services at our Pharmakon business unit was directly attributable to decreases in the number of programs/meetings executed, program attendance and the number of direct mail campaigns performed during the year ended December 31, 2010 as compared to the year ended December 31, 2009 and was offset by expenses

PDI, Inc.
Annual Report on Form 10-K (continued)

incurred by Voice during the year related to its launch and program execution. Group DCA’s cost of services for the year ended December 31, 2010 consisted of project expenses since the date of acquisition.

There was no cost of services in our PC Services segment for the year ended December 31, 2010 as there were no ongoing product commercialization activities in 2010.  During the year ended December 31, 2009, the segment recorded a $2.5 million credit due to the reversal of the excess contract loss accrual recognized in 2008 for the termination of the product commercialization contract.

Gross profit

Consolidated gross profit for the year ended December 31, 2010 increased by $7.7 million, or 31.2%, to $32.2 million, compared to the year ended December 31, 2009. The consolidated gross profit percentage decreased 8.2%, to 22.3% for the year ended December 31, 2010, compared to the year ended December 31, 2009. This decrease was primarily due to the approximate $2.5 million benefit from the excess 2008 contract loss accrual reversed in 2009 for the termination of the product commercialization contract and the impact of a larger percentage of our sales coming from our lower margin Sales Services. Excluding the impact of the reversal of excess contract loss accrual consolidated gross profit percentage was 27.4% for the year ended December 31, 2009.

The gross profit percentage in our Sales Services segment for the year ended December 31, 2010 decreased slightly to 21.1%, from 21.4% for the year ended December 31, 2009. The slight decrease is primarily attributable to higher field manager costs in our shared sales business unit during the year ended December 31, 2010.

The gross profit percentage in our Marketing Services segment for the year ended December 31, 2010 decreased to 36.0%, from 51.4% in the year ended December 31, 2009. While the gross profit percentage in our Pharmakon business unit increased by 3.5% for the year ended December 31, 2010 when compared to 2009, this increase was more than offset by the start up of Voice and the impact of deferred revenue being reduced to its fair value on the date of acquisition on revenue recognized subsequent to the acquisition of Group DCA.

There was no gross profit in our PC Services segment for the year ended December 31, 2010 as there were no ongoing product commercialization activities in 2010.  During the year ended December 31, 2009, the segment recorded gross profit of $2.5 million due to the reversal of the excess contract loss accrual recognized in 2008 for the termination of the product commercialization contract.

 Note: Compensation expense and Other selling, general and administrative (other SG&A) expense amounts for each segment include allocated corporate overhead.

Compensation expense (in thousands)

Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	sales	Services	sales	Services	sales	Total	sales
2010	$14,715	11.0%	$3,854	34.0%	$-	-	$18,569	12.8%
2009	14,462	19.7%	3,234	26.4%	293	-	17,989	22.4%
Change	$253		$620		$(293)		$580

Consolidated compensation expense for the year ended December 31, 2010 increased by $0.6 million, or 3.2%, when compared to the year ended December 31, 2009.  This increase was primarily attributable to the acquisition of Group DCA in the fourth quarter of 2010.  As a percentage of consolidated revenue, consolidated compensation expense decreased 9.6%, to 12.8% for the year ended December 31, 2010, from 22.4% for the year ended December 31, 2009 due primarily to the increase in consolidated revenue.

Compensation expense in our Sales Services segment for the year ended December 31, 2010 increased by $0.3 million, or 1.7%, to $14.7 million compared to the year ended December 31, 2009.  This increase is primarily attributable to an increase in bonus expenses as the segment is accruing to a higher percentage in 2010 due to the improvement in operating results.  As a percentage of segment revenue, compensation expense decreased 8.7%, to 11.0% for the year ended December 31, 2010, from 19.7% for the year ended December 31, 2009. The decline in segment compensation expense as a percent of segment revenue was primarily driven by the significant increase in segment revenue in 2010.

Compensation expense in our Marketing Services segment for the year ended December 31, 2010 increased by $0.6 million, or 19.2%, to $3.9 million compared to the year ended December 31, 2009.  As a

PDI, Inc.
Annual Report on Form 10-K (continued)

percentage of segment revenue, segment compensation expense increased 7.6%, to 34.0% for the year ended December 31, 2010, from 26.4% for the year ended December 31, 2009. The increase in segment compensation expense as a percent of segment revenue was due to the increase in employee costs of Group DCA, compounded by lower revenue at Group DCA due to the significant write down of deferred revenue to its fair value as of the acquisition date, and lower revenue in our Pharmakon business unit on a year-over-year basis.

There was no compensation expense associated with or allocated to our PC Services segment for the year ended December 31, 2010 as there were no ongoing product commercialization activities during this period.  There was approximately $0.3 million of allocated compensation expense to our PC Services segment for the year ended 2009.

Other selling, general and administrative expenses (in thousands)

Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	sales	Services	sales	Services	sales	Total	sales
2010	$12,419	9.3%	$3,522	31.0%	$-	-	$15,941	11.0%
2009	14,328	19.6%	2,443	19.9%	173	-	16,944	21.1%
Change	$(1,909)		$1,079		$(173)		$(1,003)

  Consolidated other selling, general and administrative expenses for the year ended December 31, 2010 decreased by $1.0 million, or 5.9%, to $15.9 million, compared to the year ended December 31, 2009. This decrease was primarily driven by a decrease in facility costs and depreciation expense of approximately $1.8 million from our facility realignment efforts in 2009.  This decrease was partially offset by $1.7 million of acquisition-related costs for the Group DCA acquisition, as well as Group DCA’s other, selling, general and administrative expenses.  As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased 10.1%, to 11.0% for the year ended December 31, 2010, from 21.1% for the year ended December 31, 2009 due to lower other selling, general and administrative expenses overall and the significant increase in consolidated revenue.

Other selling, general and administrative expenses in our Sales Services segment for the year ended December 31, 2010 decreased by $1.9 million, to $12.4 million, compared to the year ended December 31, 2009. As a percentage of segment revenue, other selling, general and administrative expenses decreased 10.3%, to 9.3% for the year ended December 31, 2010, from 19.6% for the year ended December 31, 2009.  This decrease was primarily attributable to the significant increase in segment revenue as well as savings in allocated facility and depreciation costs mentioned above.

Other selling, general and administrative expenses in our Marketing Services segment for the year ended December 31, 2010 increased by $1.1 million, to $3.5 million, compared to the year ended December 31, 2009. As a percentage of segment revenue, other selling, general and administrative expenses increased 11.1%, to 31.0% for the year ended December 31, 2010, from 19.9% for the year ended December 31, 2009. This increase was primarily attributable to the acquisition of Group DCA and the associated acquisition related costs of $1.7 million.

There were no other selling, general and administrative expenses associated with our PC Services segment for the year ended December 31, 2010 as there were no ongoing product commercialization activities during this period.  There was allocated other selling, general and administrative expenses of approximately $0.2 million to our PC Services segment for the year ended 2009.

Asset impairment

During the year ended December 31, 2009, we incurred approximately $18.1 million of asset impairment charges within our Marketing Services segment.  These impairment charges were associated with the write-down of goodwill of $8.5 million and other intangible assets of $9.6 million in our Pharmakon business unit.  The main factors contributing to the 2009 impairment were: the decline in revenue from significant customers in the business unit; the decrease in new business generated by this business unit; and uncertain economic conditions within the United States and the pharmaceutical industry.

Facilities realignment

For the year ended December 31, 2010 Sales Services incurred charges of approximately $2.0 million related to

PDI, Inc.
Annual Report on Form 10-K (continued)

office space in Saddle River, New Jersey.  For the year ended December 31, 2009, Sales Services incurred charges of approximately $4.7 million related to office space in Saddle River, New Jersey and approximately $1.9 million related to the impairment of fixed assets associated with the office space.

Operating loss

There was an operating loss of $4.3 million and $35.1 million during the years ended December 31, 2010 and 2009, respectively.  The significant decrease in operating loss in 2010 was primarily attributable to the increase in revenue on a year-over-year basis, the goodwill and other intangible asset impairment charges in 2009 and the decrease in facilities realignment charges.  The operating loss in 2009 was primarily attributable to the asset impairment charges of $18.1 million and the facilities realignment charges of $6.6 million discussed above.  Excluding the impact of the asset impairment and facilities realignment charges in 2009, the significant improvement in 2010 operating results was due to the significant increase in Sales Services revenue and the positive impact of our 2009 cost reduction initiatives.

Provision for income taxes

We recorded a provision for income tax of $0.4 million in 2010 and a benefit for income taxes of $6.8 million in 2009.  Our overall effective tax rate was 9.9% for the year ended December 31, 2010.  The tax benefit for 2009 was primarily attributable to the ability to carry back federal net operating losses to additional tax years under the Worker, Homeownership, and Business Assistance Act, (the Act) passed in November 2009.  Prior to the passing of the Act, we had established a full valuation allowance against our net operating losses. In connection with the impairment of goodwill at the Pharmakon business unit during 2009, the deferred tax liability at December 31, 2008 reversed and resulted in a 2009 tax benefit of approximately $1.4 million.

Results of Continuing Operations for the Year Ended December 31, 2009 Compared to the Year ended December 31, 2008

	Sales	Marketing	PC
(in thousands)	Services	Services	Services	Eliminations	Consolidated
Year ended December 31, 2009:
Revenue	$73,233	$12,260	$-	$(5,109)	$80,384
Cost of Services	$57,541	$5,957	$(2,497)	$(5,157)	$55,844
Gross Profit	$15,691	$6,303	$2,497	$48	$24,540
Gross Profit %	21.4%	51.4%	-	0.9%	30.5%

Year ended December 31, 2008:
Revenue	$89,656	$16,577	$(1,000)	$-	$105,233
Cost of Services	$71,266	$9,232	$22,628	$-	$103,126
Gross Profit	$18,390	$7,345	$(23,628)	$-	$2,107
Gross Profit %	20.5%	44.3%	-	-	2.0%

Revenue

The decrease in total revenues of $24.8 million, or 23.6%, was primarily related to a decrease in revenue in both Sales and Marketing Services. Sales Services’ revenue for the year ended December 31, 2009 decreased by approximately $16.4 million, or 18.3%, as compared to the year ended December 31, 2008 primarily due to a reduction in sales force engagements.  Sales Services’ revenue from new contracts and expansions of existing contracts was more than offset by lost revenue from the internalization of our contract sales force by one of our long-term customers and the expiration or termination of certain sales force arrangements in effect during 2008.

Marketing Services revenue for the year ended December 31, 2009 decreased by approximately $4.3 million, or 26.0%, as compared to the year ended December 31, 2008.  This was due to a $2.0 million decrease in our Pharmakon business unit due to a reduction in the number of projects performed for its two largest customers due to delays in the implementation or reduced scope of a number of marketing initiatives in the first six months of 2009.  The segment was also affected by a decrease in revenue of approximately $2.3 million in our Vital Issues in Medicine business unit which closed in 2009.

PC Services did not record any revenue in 2009, compared with negative revenue of $1.0 million in 2008.  This pertained to a non-refundable upfront payment we made to Novartis as per the terms of our promotion agreement.

PDI, Inc.
Annual Report on Form 10-K (continued)

Cost of services

Cost of services for the year ended December 31, 2009 was $55.8 million, or 45.8% less than the cost of services of $103.1 million for the year ended December 31, 2008.  Sales Services’ cost of services decreased for the year ended December 31, 2009 versus the comparable prior year period primarily due to a reduction in the average sales representative headcount and related costs correlating to an overall reduction in the number and size of our sales force engagements.  Marketing Services’ cost of services decreased $3.3 million for the year ended December 31, 2009 versus the comparable prior year period due to the decline in revenue attributable to the overall continued softness in the market for these types of services.  PC Services’ cost of services was a credit of $2.5 million for the year ended December 31, 2009 due to the reversal of the excess amount of our 2008 contract loss accrual.  PC Services had cost of services of $22.6 million for the year ended December 31, 2008, including $10.3 million that was recorded in the fourth quarter of 2008 related to the accrued contract loss.  See Note 12, Product Commercialization Contract, to our consolidated financial statements included in this Annual Report on Form 10-K for additional details.

Gross profit

The overall increase in gross profit percentage from 2.0% for the year ended December 31, 2008 to 30.5% for the year ended December 31, 2009 was primarily the result of the impact of our product commercialization contract with Novartis.  The year ended December 31, 2009 benefited from the reversal of the excess contract loss accrual of approximately $2.5 million associated with the settlement of our promotional agreement within PC Services.  The year ended December 31, 2008 had negative gross profit of approximately $23.6 million associated with the promotion agreement, including $10.3 million related to the contract loss accrual mentioned above.

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

Gross profit percentage for the Marketing Services increased to 51.4% for the year ended December 31, 2009 from 44.3% for the year ended December 31, 2008. This increase was driven by improved margins at Pharmakon which had increases of approximately five percentage points, as well as closing our lower-margin Vital Issues in Medicine business unit during the quarter ended September 30, 2009.  The Pharmakon margin improvement was driven primarily by a change in its product mix on a year-over-year basis.

 (Note: Compensation and Other selling, general and administrative (other SG&A) expense amounts for each segment include allocated corporate overhead.)

Compensation expense (in thousands)

Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	sales	Services	sales	Services	sales	Total	sales
2009	14,462	19.7%	3,234	26.4%	293	-	$17,989	22.4%
2008	13,791	15.4%	3,273	19.7%	1,379	-	18,443	17.5%
Change	$671		$(39)		$(1,086)		$(454)

The decrease in compensation expense for the year ended December 31, 2009 was primarily the result of 2008 costs of approximately $0.5 million related to replacing our former chief executive officer not recurring in 2009.  As a percentage of revenue, compensation expense for the year ended December 31, 2009 increased to 22.4% as compared to 17.5% for the year ended December 31, 2008.  This percentage increase was primarily due to the decrease in revenue in 2009.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

Other selling, general and administrative expenses (in thousands)

Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	sales	Services	sales	Services	sales	Total	sales
2009	14,328	19.6%	2,443	19.9%	$173	-	$16,944	21.1%
2008	12,370	13.8%	2,531	15.3%	1,202	-	16,103	15.3%
Change	$1,958		$(88)		$(1,029)		$841

Total other selling, general and administrative expenses increased by approximately $0.8 million, or 5.2%, for the year ended December 31, 2009.  This increase was primarily due to higher consulting costs, partially offset by lower facility and depreciation costs.  As a percentage of revenue, other selling, general and administrative expenses increased to 21.1% in 2009 from 15.3% in 2008. This percentage increase can be attributed to lower revenue in 2009.  The increase in the Sales Services segment of $2.0 million was primarily due to the redistribution of corporate costs that were allocated to PC Services in 2008.  Marketing services was essentially flat on a year-over-year basis.

Executive severance

For the year ended December 31, 2009, we did not incur executive severance costs.  In the year ended December 31, 2008, we incurred approximately $0.9 million in executive severance costs that related to the departure of our chief executive officer.

Facilities realignment

For the year ended December 31, 2009, Sales Services incurred charges of approximately $4.7 million related to office space at our Saddle River facility and approximately $1.9 million related to the impairment of fixed assets associated with the office space.  For the year ended December 31, 2008, we had no facilities realignment charges.

Operating loss

  There was an operating loss of $35.1 million and $33.3 million during the years ended December 31, 2009 and 2008, respectively.  The operating loss in 2009 was primarily attributable to the asset impairment charges of $18.1 million and the facilities realignment charges of $6.6 million discussed above.  The operating loss in 2008 is primarily attributable to the $26.3 million in negative revenue and expenses associated with our promotional program within PC Services in 2008.  Excluding the impact of the asset impairment and facilities realignment charges, both the 2009 and 2008 operating results were negatively impacted by declining revenues over relatively flat operating expenses.

Other income, net

Other income, net for the years ended December 31, 2009 and 2008 was approximately $0.2 million and $2.8 million, respectively, and consisted primarily of interest income.  The decrease in interest income for the year ended December 31, 2009 was primarily due to lower interest rates and lower average cash balances for that year.

Provision for income taxes

We recorded a benefit for income taxes of $6.8 million in 2009 and a provision for income taxes of $0.9 million in 2008.  Our overall effective tax rate resulted in a benefit of 19.6% and a provision of 2.9% 2009 and 2008, respectively. The tax benefit for 2009 was primarily attributable to the ability to carry back federal net operating losses to additional tax years under the Worker, Homeownership, and Business Assistance Act, (the Act) passed in November 2009.  Prior to the passing of the Act, we had established a full valuation allowance against our net operating losses.   In connection with the impairment of goodwill at the Pharmakon business unit during 2009, the deferred tax liability at December 31, 2008 reversed and resulted in a 2009 tax benefit of approximately $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had cash and cash equivalents and short-term investments of approximately $62.9 million and working capital of $37.3 million, compared to cash and cash equivalents and short-term investments of approximately $72.6 million and working capital of approximately $71.6 million at December 31, 2009. As of

PDI, Inc.
Annual Report on Form 10-K (continued)

December 31, 2010 and 2009, we had no outstanding commercial debt.

During the year ended December 31, 2010 net cash provided by operating activities was $16.4 million and there was $16.0 million used by operating activities for the year ended December 31, 2009.  The main components of cash provided by operating activities for the year ended December 31, 2010 were an increase in liabilities of $12.6 million, non-cash items of $4.1 million, a reduction in accounts receivable of $2.1 million, and the reduction in income tax receivable of $3.3 million.  This was partially offset by a net loss of $6.8 million.  The main components of cash used in operating activities during the year ended December 31, 2009 was a net loss of $33.6 million, a reduction in the accrued contract loss of $10.0 million and a $3.3 million increase in income tax receivable.  This was partially offset by a reduction in accounts receivable of $3.9 million and non-cash items of $23.6 million.

As of December 31, 2010, we had $3.4 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits on contracts in progress are earned and billed within a few months of the period they are originally recognized.  As of December 31, 2010, we had approximately $13.4 million of unearned contract revenue.  Unearned contract revenue represents amounts billed to customers for services that have not been performed.  These amounts are recorded as revenue in the periods when earned.

For the year ended December 31, 2010, net cash used in investing activities was approximately $26.0 million as compared to net cash used in investing activities of $1.6 million during the year ended December 31, 2009.  For the year ended December 31, 2010, we acquired Group DCA for $23.9 million and had capital expenditures, primarily for computer equipment and software, of $2.1 million.

For each of the years ended December 31, 2010 and 2009, net cash used in financing activities was approximately $0.1 million.  This represents shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

We had standby letters of credit of approximately $5.4 million and $5.7 million at December 31, 2010 and 2009, respectively, as collateral for our existing insurance policies and our facility leases.  Our standby letters of credit automatically renew every year unless cancelled in writing by us with consent of the beneficiary, generally not less than 60 days before the expiry date.

We recorded facility realignment charges totaling approximately $2.0 million and $6.6 million during the years ended December 31, 2010 and 2009, respectively, for costs related to excess leased office space at our Saddle River, New Jersey facility.  We currently have secured subleases through the remainder of the lease term for approximately 37,000 square feet out of approximately 84,000 square feet at our Saddle River location.  We are currently seeking to sublease the remaining space in Saddle River, New Jersey. The recognition of these charges requires certain sublease assumptions and estimates and judgments regarding lease termination costs and other exit costs when these actions take place.  Actual results may vary from these estimates.

Effective September 30, 2010, we closed our TVG business unit and exited all remaining utilized space in Dresher, Pennsylvania. As a result, we recorded charges of approximately $0.3 million for facility realignment and $0.6 million for non-cash asset impairment on furniture and leasehold improvements, which have been recorded in discontinued operations for the year ended December 31, 2010. As of December 31, 2010, we had approximately 19,000 square feet of unoccupied office space available for sublet in Dresher, Pennsylvania.  In the first quarter of 2011, we entered into two sublease agreements under which we sublet substantially all of this remaining space.

A rollforward of the activity for the facility realignment accrual is as follows (in thousands):

Balance as of December 31, 2008	$559
Accretion	37
Adjustments	6,099
Payments	(442)
Balance as of December 31, 2009	$6,253
Accretion	147
Adjustments	2,311
Payments	(2,409)
Balance as of December 31, 2010	$6,301

PDI, Inc.
Annual Report on Form 10-K (continued)

Charges for facility lease obligations relate to real estate lease contracts where we have exited certain space and are required to make payments over the remaining lease term (January 2016 for the Saddle River, New Jersey facility and November 2016 for the Dresher, Pennsylvania facility).  All lease termination amounts are shown net of projected sublease income.

We made payments (net) to purchase all issued and outstanding membership interests of Group DCA on November 3, 2010 of approximately $23.9 million, of which $1.3 million was held in escrow.  As of December 31, 2010, $1.3 million is still held in escrow, and will be paid out no later than at the end of 18 months from the date of acquisition.  The members of Group DCA can also earn up to $30 million in specified contingent earn out payments from the date of acquisition through December 31, 2012.  These payouts are based on Group DCA’s achievement of revenue and gross profit metrics and range up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for payments relating to the period ended December 31, 2010 were not achieved.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  Our three largest customers in 2010 accounted for approximately 49.7%, 16.3% and 11.0%, respectively, of our revenue.  We believe that we will continue to experience a high degree of customer concentration and that the loss or a significant reduction of business from any of our major customers, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.  Our Shared Sales Teams’ services to a significant customer are seasonal in nature, occurring primarily in the winter season.

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

Going Forward

Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $2.0 million in 2011.  We expect our working capital requirements to increase as a result of new customer contracts generally providing for longer than historical payment terms.

We continue to right-size our facilities and corporate structure on a go-forward basis.  We recorded facility realignment charges totaling approximately $2.0 million and $6.6 million during the years ended December 31, 2010 and 2009, respectively, for costs related to excess leased office space at our Saddle River, New Jersey facility.  During the third quarter of 2009, management committed to a cost savings initiative to exit our three-floor Saddle River, New Jersey facility and relocate our corporate headquarters to a smaller, strategically located office space in Parsippany, New Jersey.  In November 2009, we signed a seven and one-half year lease for approximately 23,000 square feet of office space in Parsippany, New Jersey commencing on or about January 1, 2010.  The minimum lease payments associated with this lease total $3.6 million.

We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months. However, we may require alternative forms of financing to achieve our longer-term strategic plans.

Contractual Obligations

We have committed cash outflow related to operating lease agreements and other contractual obligations. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2010 (in thousands):

PDI, Inc.
Annual Report on Form 10-K (continued)

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$366	$274	$48	$34	$10
Operating lease obligations
Minimum lease payments	23,447	4,226	8,696	8,532	1,993
Less minimum sublease rentals (2)	(8,220)	(1,262)	(3,047)	(3,224)	(687)
Net minimum lease payments	15,227	2,964	5,649	5,308	1,306
Total	$15,593	$3,238	$5,697	$5,342	$1,316

(1)	Amounts represent contractual obligations related to data center hosting, security system, and various office equipment arrangements.

(2)
In November 2009, the Company signed an agreement to extend the existing sublease of approximately 16,000 square feet of the first floor at the Company’s former corporate headquarters facility in Saddle River, New Jersey through the remainder of the lease.  In July 2007, the Company signed an agreement to sublease approximately 20,000 square feet of the second floor at the former corporate headquarters.  These sublease terms are through the remainder of the lease, which is approximately five years, and will provide for approximately $4.8 million in lease payments over that period.  The Company has sublet substantially all of the space at the Dresher, Pennsylvania facility under various subleases.  These subleases will provide for aggregated lease payments of approximately $3.4 million over the remaining lease periods.

As a result of the net operating loss carryback claims which have been filed or are expected to be filed by us, and the impact of those claims on the relevant statute of limitations, it is not practicable to predict the amount or timing of the impact of uncertain tax liabilities in the table above and, therefore, these liabilities have been excluded from the table above.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements.

Selected Quarterly Financial Information (unaudited)

The following tables set forth selected quarterly financial information for the years ended December 31, 2010 and 2009:

PDI, Inc.
Annual Report on Form 10-K (continued)

	For the Quarters ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
2010 Quarters:	(in thousands except per share data)
Revenues, net	$31,132	$32,849	$35,972	$44,700
Gross profit	6,484	7,775	8,483	9,461
Operating (loss) income (1)	(1,517)	(636)	420	(2,574)
(Loss) income from
continuing operations	(1,518)	(696)	407	(2,774)
(Loss) income from discontinued
operations, net of tax	(181)	(194)	(2,081)	223
Net loss	(1,699)	(890)	(1,674)	(2,551)

(Loss) income per share:
Basic
Continuing operations	$(0.11)	$(0.05)	$0.03	$(0.19)
Discontinued operations	(0.01)	(0.01)	(0.15)	0.01
	$(0.12)	$(0.06)	$(0.12)	$(0.18)
Diluted
Continuing operations	$(0.11)	$(0.05)	$0.03	$(0.19)
Discontinued operations	(0.01)	(0.01)	(0.14)	0.01
	$(0.12)	$(0.06)	$(0.11)	$(0.18)

Weighted average number of shares:
Basic	14,258	14,289	14,325	14,349
Diluted	14,258	14,289	14,661	14,349

	For the Quarters ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
2009 Quarters:	(in thousands except per share data)
Revenues, net	$22,438	$15,230	$19,643	$23,072
Gross profit	4,556	6,490	6,348	7,147
Operating loss (2)	(4,380)	(2,031)	(3,476)	(25,232)
Loss from continuing
operations	(4,514)	(2,182)	(3,452)	(17,920)
Loss from discontinued
operations, net of tax	(1,201)	(2,653)	(1,110)	(527)
Net loss	(5,715)	(4,835)	(4,562)	(18,447)

Loss per share:
Basic
Continuing operations	$(0.32)	$(0.15)	$(0.24)	$(1.26)
Discontinued operations	(0.08)	(0.19)	(0.08)	(0.04)
	$(0.40)	$(0.34)	$(0.32)	$(1.30)
Diluted
Continuing operations	$(0.32)	$(0.15)	$(0.24)	$(1.26)
Discontinued operations	(0.08)	(0.19)	(0.08)	(0.04)
	$(0.40)	$(0.34)	$(0.32)	$(1.30)

Weighted average number of shares:
Basic	14,223	14,210	14,216	14,227
Diluted	14,223	14,210	14,216	14,227

Note:  Quarterly- and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

(1)	The quarters ended June 30, 2010 and December 31, 2010 include facilities realignment charges of $0.6 million and $1.4 million, respectively.

PDI, Inc.
Annual Report on Form 10-K (continued)

(2)
The quarter ended September 30, 2009 includes facilities realignment charges of $1.2 million. The quarter ended December 31, 2009 includes facilities realignment costs of $5.4 million and goodwill and intangible asset impairment charges of $18.1 million.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standard Updates

       In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update requires the following disclosures: (1) the different classes of assets and liabilities measured at fair value; (2) the valuation techniques and inputs used; (3) a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances, and settlements; and (4) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 has been incorporated into the footnote disclosures within these financial statements.

Accounting Standard Updates Not Yet Effective

        In October 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under Accounting Standards Codification 605-25 (ASC 605-25). The revised guidance eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting and eliminates the residual method to allocate arrangement consideration. In addition, the updated guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for us beginning January 1, 2011 and will be adopted by us as of this date on a prospective basis. We do not believe that this accounting standards update will have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of some of our investments (investment risk) and the effect of interest rate changes (interest rate risk).  Our financial instruments are not currently subject to foreign currency risk or commodity price risk.  We have no financial instruments held for trading purposes and we have no interest bearing long-term or short-term debt.  At December 31, 2010, 2009 and 2008, we did not hold any derivative financial instruments.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in

PDI, Inc.
Annual Report on Form 10-K (continued)

principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.  Our cash and cash equivalents and short-term investments at December 31, 2010 were composed of the instruments described in the preceding paragraph.  If interest rates were to increase or decrease by one percent, the fair value of our investments would have an insignificant increase or decrease primarily due to the quality of the investments and the relative near term maturity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedule specified by this Item 8, together with the report thereon of Ernst & Young LLP, are presented following Item 15 of this report.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

The assessment of and conclusion on the effectiveness of internal control over financial reporting by PDI’s management did not include internal control of Group DCA, which is included in our 2010 consolidated financial statements and constitutes 28% of total net assets as of December 31, 2010 and 0.5% of revenue and 30% of net loss for the year then ended. This acquisition was concluded in November 2010 and a complete integration and analysis of the internal controls relating to the acquired businesses was not practicable for purposes of inclusion in our assessment. We will continue to evaluate the impact of the acquisition of these businesses on our system of internal control over financial reporting. We have excluded this business from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010.

Our management has concluded that, excluding Group DCA, our internal control over financial reporting is effective based on these criteria as of December 31, 2010.

Changes in Internal Control over Financial Reporting

Except as described above under “Management's Annual Report on Internal Control over Financial Reporting” with respect to the Group DCA acquisition, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 9B.	OTHER INFORMATION

On December 21, 2010, the Compensation Committee of the Board approved the grant of the following cash and equity-based awards to certain executive officers in recognition of their contributions to the Company’s performance during 2010 (collectively, the “2010 Special Bonuses”).  The equity component of the 2010 Special Bonuses consists of shares of restricted stock granted pursuant to the Company’s 2004 Stock Award and Incentive Plan; the restricted stock awards vest in three equal annual installments beginning on the date of grant.

	Cash Bonus	Equity Awards (1)	Total 2010 Special Bonus
Nancy S. Lurker CEO	$100,000	$100,000	$200,000
Jeffrey S. Smith EVP, CFO and Treasurer	$50,000	$50,000	$100,000
David Kerr SVP, Business Development	$25,000	$25,000	$50,000
Richard Micali SVP, Sales Services	$25,000	$25,000	$50,000
   ___________

 (1) The amounts presented in this column represent the aggregate grant-date fair value of the restricted stock awards calculated in accordance with FASB ASC Topic 718.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Form 10-K will be included in our Proxy Statement in connection with our 2011 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of this Form 10-K will be included in our Proxy Statement in connection with our 2011 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of this Form 10-K will be included in our Proxy Statement in connection with our 2011 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions that is responsive to Item 13 of this Form 10-K will be included in our Proxy Statement in connection with our 2011 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of this Form 10-K will be included in our Proxy Statement in connection with our 2011 annual meeting of stockholders and such information is incorporated by reference herein.

PDI, Inc.
Annual Report on Form 10-K (continued)

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedule

Schedule II:      Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of PDI, Inc. (1)
3.2	By-Laws of PDI, Inc. (1)
3.3	Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (3)
4.1	Specimen Certificate Representing the Common Stock (1)
10.1*	1998 Stock Option Plan (1)
10.2*	2000 Omnibus Incentive Compensation Plan (2)
10.3*	Executive Deferred Compensation Plan (15)

10.4*	2004 Stock Award and Incentive Plan (4)
10.5*	Form of Restricted Stock Unit Agreement for Employees (13)
10.6*	Form of Stock Appreciation Rights Agreement for Employees (13)
10.7*	Form of Restricted Stock Unit Agreement for Directors (13)
10.8*	Form of Restricted Share Agreement (15)

10.9*	Employment Separation Agreement between the Company and Nancy Lurker (9)
10.10*	Amended and Restated Employment Agreement between the Company and Jeffrey Smith (10)
10.11*	Employment Separation Agreement between the Company and David Kerr (15)

10.12*	Employment Separation Agreement between the Company and Rich Micali (14)

10.13*	Employment Separation Agreement between the Company and Howard Drazner (14)

10.14	Saddle River Executive Centre Lease (5)
10.15	Saddle River Executive Centre 2005 Sublease (5)
10.16	Saddle River Executive Centre 2007 Sublease (8)

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description

10.17	First Amendment to Saddle River Executive Centre 2005 Sublease (12)
10.18	Morris Corporate Center Lease (11)

10.19	Stock Appreciation Rights Agreement for David Kerr (16)

10.20.1†	Amended and Restated Master Services Agreement, dated September 23, 2009, between the Company and Pfizer Inc. (18)

10.20.2†	Amended and Restated Task Order No. 1 to the Master Services Agreement, effective January 1, 2010, between the Company and Pfizer Inc. (18)

10.20.3†	Amendment No. 1 to Task Order No. 1, effective February 1, 2010, between the Company and Pfizer Inc. (18)

10.20.4†	Amendment No. 2 to Task Order No. 1, effective June 28, 2010, between the Company and Pfizer Inc. (18)

10.20.5†	Amendment No. 3 to Task Order No. 1, effective October 1, 2010, between the Company and Pfizer Inc. (18)

10.21	Consulting Agreement, dated July 1, 2010, between the Company and John P. Dugan (17)

10.22	Membership Interest Purchase Agreement, dated November 3, 2010, between the Company, Group DCA, LLC, JD & RL, Inc., Robert O. Likoff and Jack Davis, filed herewith

10.23*	Robert Likoff Employment Agreement, filed herewith

10.24*	Jack Davis Employment Agreement, filed herewith

10.25	Group DCA Lease in Parsippany, NJ, filed herewith
10.26*	Stock Appreciation Rights for Nancy Lurker, filed herewith
10.27*	New Hire Chief Executive Officer Term Sheet, filed herewith

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Ernst & Young LLP, filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Denotes compensatory plan, compensation arrangement or management contract.

†	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order for confidential treatment from the SEC.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), filed with the SEC on May 19, 1998 and incorporated herein by reference.

(2)	Filed as an exhibit to our definitive proxy statement dated May 10, 2000, filed with the SEC on May 11, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 and incorporated herein by reference.

(4)	Filed as an exhibit to our definitive proxy statement dated April 28, 2004, filed with the SEC on April 28, 2004 and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 10-K for the year ended December 31, 2005, filed with the SEC on March 17, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006 and incorporated herein by reference.

(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 13, 2008 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 18, 2008 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2009 and incorporated herein by reference.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 4, 2009 and incorporated herein by reference.

(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009 and incorporated herein by reference.

(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 7, 2009 and incorporated herein by reference.

(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010 and incorporated herein by reference.

PDI, Inc.
Annual Report on Form 10-K (continued)

(16)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 6, 2010 and incorporated herein by reference

(17)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 4, 2010 and incorporated herein by reference

(18)	Filed as an exhibit to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the SEC on January 28, 2011 and incorporated herein by reference

PDI, Inc.
Annual Report on Form 10-K (continued)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2011.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 22nd day of March, 2011.
Signature	Title
/s/ Gerald Belle	Chairman of the Board of Directors
Gerald Belle

/s/ Nancy Lurker	Chief Executive Officer and Director
Nancy Lurker	(principal executive officer)

/s/ Jeffrey E. Smith	Chief Financial Officer and Treasurer
Jeffrey E. Smith	(principal accounting and financial officer)

/s/ Jan Martens Vecsi	Director
Jan Martens Vecsi

/s/ Frank Ryan	Director
Frank Ryan

/s/ John Federspiel	Director
John Federspiel

/s/ Stephen J. Sullivan	Director
Stephen J. Sullivan

/s/ Jack E. Stover	Director
Jack E. Stover

/s/ Veronica Lubatkin	Director
Veronica Lubatkin

PDI, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedules

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets at December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended
December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2010, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2010, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7

Schedule II. Valuation and Qualifying Accounts	F-33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.:

We have audited the accompanying consolidated balance sheets of PDI, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDI, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in the relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst &Young LLP

MetroPark, New Jersey
March 22, 2011

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$62,711	$72,463
Short-term investments	147	164
Accounts receivable, net	11,057	11,858
Unbilled costs and accrued profits on contracts in progress	3,363	3,483
Income tax refund receivable	-	3,298
Other current assets	3,374	5,245
Total current assets	80,652	96,511
Property and equipment, net	4,047	3,530
Goodwill	23,876	5,068
Other intangible assets, net	10,393	2,542
Other long-term assets	5,421	2,125
Total assets	$124,389	$109,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,266	$1,994
Unearned contract revenue	13,417	6,793
Accrued salary and bonus	10,664	6,071
Other accrued expenses	15,981	10,022
Total current liabilities	43,328	24,880
Long-term liabilities	11,548	10,006
Total liabilities	54,876	34,886

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized;
15,463,995 and 15,308,160 shares issued, respectively;
14,390,788 and 14,242,715 shares outstanding, respectively	155	153
Additional paid-in capital	124,787	123,295
Accumulated deficit	(41,817)	(35,003)
Accumulated other comprehensive income	8	3
Treasury stock, at cost (1,073,207 and 1,065,445 shares, respectively)	(13,620)	(13,558)
Total stockholders' equity	69,513	74,890
Total liabilities and stockholders' equity	$124,389	$109,776

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	For The Years Ended December 31,
	2010	2009	2008

Revenue, net	$144,652	$80,384	$105,233
Cost of services	112,448	55,844	103,126
Gross profit	32,204	24,540	2,107

Operating expenses:
Compensation expense	18,569	17,989	18,443
Other selling, general and administrative expenses	15,941	16,944	16,103
Asset Impairment	-	18,118	23
Executive severance	-	-	858
Facilities realignment	1,999	6,609	-
Total operating expenses	36,509	59,660	35,427
Operating loss	(4,305)	(35,120)	(33,320)

Other income, net	138	208	2,839
Loss from continuing operations
before income tax	(4,167)	(34,912)	(30,481)
Provision (benefit) for income tax	414	(6,838)	871
Loss from continuing operations	(4,581)	(28,074)	(31,352)
Loss from discontinued operations, net of tax	(2,233)	(5,486)	(3,109)

Net loss	$(6,814)	$(33,560)	$(34,461)

Basic loss per share of common stock:
From continuing operations	$(0.32)	$(1.97)	$(2.20)
From discontinued operations	(0.16)	(0.39)	(0.22)
Net loss per basic share of common stock	$(0.48)	$(2.36)	$(2.42)

Diluted loss per share of common stock:
From continuing operations	$(0.32)	$(1.97)	$(2.20)
From discontinued operations	(0.16)	(0.39)	(0.22)
Net loss per basic share of common stock	$(0.48)	$(2.36)	$(2.42)

Weighted average number of common shares and
common share equivalents outstanding:
Basic	14,306	14,219	14,240
Diluted	14,306	14,219	14,240

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	For The Years Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	15,308	$153	15,273	$153	15,223	$152
Common stock issued	116	1	62	-	64	1
SARs exercised	3	-
Restricted stock issued	38	1	-	-	122	1
Restricted stock forfeited	(1)	-	(27)	-	(136)	(1)
Balance at December 31	15,464	155	15,308	153	15,273	153
Treasury stock:
Balance at January 1	1,065	(13,558)	1,049	(13,495)	1,039	(13,433)
Treasury stock purchased	8	(62)	16	(63)	10	(62)
Balance at December 31	1,073	(13,620)	1,065	(13,558)	1,049	(13,495)
Additional paid-in capital:
Balance at January 1		123,295		121,908		120,422
Common stock issued		(1)		-		299
Restricted stock issued		(1)		-		(1)
Restricted stock forfeited		-		-		(7)
Stock-based compensation expense		1,494		1,387		1,195
Balance at December 31		124,787		123,295		121,908
(Accumulated deficit)retained earnings:
Balance at January 1		(35,003)		(1,443)		33,018
Net loss		(6,814)		(33,560)		(34,461)
Balance at December 31		(41,817)		(35,003)		(1,443)
Accumulated other
comprehensive (loss) income:
Balance at January 1		3		(16)		30
Reclassification of realized loss (gain), net of tax		3		8		(17)
Unrealized holding (loss)/gain, net of tax		2		11		(29)
Balance at December 31		8		3		(16)
Total stockholders' equity		69,513		74,890		107,107
Comprehensive loss:
Net loss		$(6,814)		$(33,560)		$(34,461)
Reclassification of realized gain, net of tax		3		8		(17)
Unrealized holding gain, net of tax		2		11		(29)
Total comprehensive loss		$(6,809)		$(33,541)		$(34,507)

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net loss from operations	$(6,814)	$(33,560)	$(34,461)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,976	2,838	4,613
Deferred income taxes, net	5	(1,443)	331
(Recovery of) provision for bad debt, net	30	30	31
Stock-based compensation	1,494	1,387	1,487
Asset impairment	-	18,118
Non-cash facilities realignment	575	2,584	75
Other (gains), losses and expenses, net	16	38	(15)
Other changes in assets and liabilities:
Decrease in accounts receivable	2,095	3,928	6,965
Decrease (increase) in unbilled costs	711	(1,014)	1,012
Decrease (increase) in income tax receivable	3,298	(3,298)	-
Decrease in other current assets	327	558	554
Decrease in other long-term assets	-	-	1,023
Increase (decrease) in accounts payable	522	(304)	(494)
Increase (decrease) in unearned contract revenue	2,625	2,490	(4,781)
Increase (decrease) in accrued salaries and bonus	4,512	431	(1,496)
(Decrease) increase in accrued contract loss	-	(10,021)	10,021
Increase (decrease) in accrued liabilities	5,142	(107)	(829)
(Decrease) increase in long-term liabilities	(162)	1,373	(27)
Net cash provided by (used in) operating activities	16,352	(15,972)	(15,991)
Cash Flows From Investing Activities
Purchase of held-to-maturity investments	-	(5,546)	(15,050)
Proceeds from maturities of held-to-maturity investments	-	5,700	22,391
Cash paid for acquisition, net of cash acquired	(23,912)	-	-
Purchase of property and equipment	(2,130)	(1,730)	(399)
Net cash (used in) provided by investing activities	(26,042)	(1,576)	6,942
Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(62)	(63)	(62)
Net cash used in financing activities	(62)	(63)	(62)

Net decrease in cash and cash equivalents	(9,752)	(17,611)	(9,111)
Cash and cash equivalents – beginning	72,463	90,074	99,185
Cash and cash equivalents – ending	$62,711	$72,463	$90,074

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$86	$267	$211

The accompanying notes are an integral part of these consolidated financial statements

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

1.	Nature of Business and Significant Accounting Policies

Nature of Business

PDI, Inc. together with its wholly-owned subsidiaries (PDI or the Company) is an integrated multichannel outsource promotional services company serving the pharmaceutical, biopharmaceutical and healthcare industries.  On November 3, 2010, the Company acquired 100% of the membership interest in Group DCA, a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. See Note 3, Acquisition, and Note 20, Segment Information, for further information.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The consolidated financial statements include the accounts of PDI, Inc. and its wholly-owned subsidiaries: Group DCA, LLC (Group DCA), ProtoCall, Inc., InServe Support Solutions (Pharmakon), PDI Investment Company, Inc., and TVG, Inc. (TVG)(presented as discontinued operations).  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include incentives earned or penalties incurred on contracts, loss contract provisions, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, income tax accruals, acquisition accounting, asset impairments and facilities realignment accruals.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash accounts, money market investments and highly liquid investment instruments with original maturity of three months or less at the date of purchase.

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company records a provision for estimated losses based upon the inability of its customers to make required payments using historical experience and periodically adjusts these provisions to reflect actual experience.  Additionally, the Company will establish a specific allowance for doubtful accounts when it becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing).  There was no allowance for doubtful accounts as of December 31, 2010 and 2009.  The Company operates predominately in the pharmaceutical industry and to a great extent its revenue is dependent on a limited number of large pharmaceutical companies.  The Company also partners with emerging pharmaceutical customers, some of whom may have limited financial resources.  A general downturn in the pharmaceutical industry or adverse material event to one or more of the Company’s emerging pharmaceutical customers could result in higher than expected customer defaults and additional allowances may be required.

Unbilled Costs and Accrued Profits

In general, contractual provisions, including predetermined payment schedules or submission of appropriate billing detail, establish the prerequisites for billings.  Unbilled costs and accrued profits arise when services have been rendered and payment is assured but customers have not been billed.  These amounts are classified as a current asset.

Unearned Contract Revenue

Normally, in the case of detailing and e-detailing contracts, the customers agree to pay the Company a portion of the fee due under a contract in advance of performance of services because of large recruiting and employee development costs associated with the initial phase of a contract performance and effort required in the development of interactive digital communications.  The excess of amounts billed over revenue recognized represents unearned contract revenue, which is classified as a current liability.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Loans and Investments in Privately Held Entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies.  The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded.  On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful notes is necessary.  These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  The Company records interest income on the impaired loans; however, that amount is fully reserved if the investee is not making its interest payments.  Subsequent cash receipts on the outstanding interest are applied against the outstanding interest receivable balance and the corresponding allowance.  The Company’s assessments of value are subjective given that the investees may be at an early stage of development and rely regularly on their investors for cash infusions.  As of December 31, 2010 and 2009, the Company had a loan receivable balance of $0.5 million which was fully reserved.

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

Goodwill

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount classified as goodwill.  Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests require significant management judgments and estimates.  These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the market participant cost of capital.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, and indefinite lived intangible assets and our consolidated financial results.

The Company tests goodwill for impairment at the business (reporting) unit level, which is one level below its operating segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  The Company currently has six reporting units, two of which, Pharmakon and Group DCA, have goodwill. The Company tested goodwill by estimating the fair value of the reporting unit using both the Discounted Cash Flow (DCF) and Guideline Public Company (GPC) models. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. The key assumptions used in the GPC model include revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of entities with comparable size, nature of business, country of operations, portfolio of products and services and economic characteristics, with a focus on public companies within the marketing and advertising industries.  While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.  See Note 4, Fair Value Measurements, and Note 7, Goodwill and Other Intangible Assets, for further information.

Long-Lived Assets

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  In addition, future events impacting cash flows for existing assets could render a write-down or write-off necessary that was not previously required.  For a discussion of impairment related to finite-lived intangible assets, see Note 7, Goodwill and Other Intangible Assets.

During the year ended December 31, 2009, the Company recorded non-cash charges of approximately $2.6 million for the impairment of certain furniture, leasehold improvements and office equipment due to the relocation of the Company’s headquarters and the consolidation of certain operations. See Note 15, Facilities Realignment, for additional information. During the year ended December 31, 2010, the Company recorded non-cash charges of approximately $0.6 million for the impairment of certain furniture and leasehold improvements as a result of exiting the remaining space in Dresher, Pennsylvania. This charge has been recorded in discontinued operations. See Note 17, Facilities Realignment, and Note 21, Discontinued Operations, for additional information.

Self-Insurance Accruals

The Company is self-insured for benefits paid under employee healthcare programs.  The Company’s liability for healthcare claims is estimated using an underwriting determination which is based on the current year’s average lag days between when a claim is incurred and when it is paid.  The Company maintains stop-loss coverage with third-party insurers to limit its total exposure on all of these programs.  Periodically, the Company evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.  Management reviews the self-insurance accruals on a quarterly basis.  Actual results may vary from these estimates, resulting in an adjustment in the period of the change in estimate.  Prior to October 1, 2008, the Company was  also self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars.  Beginning October 1, 2008, the Company became fully-insured through an outside carrier for these losses.  The Company’s liability for claims filed and claims incurred but not reported prior to October 1, 2008 is estimated on an actuarial undiscounted basis supplied by our insurance brokers and insurers using individual case-based

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

valuations and statistical analysis. These estimates are based upon judgment and historical experience.  However, the final cost of many of these claims may not be known for five years or more after filing of the claim. At December 31, 2010 and 2009, self-insurance accruals totaled $0.9 million and $1.0 million, respectively, and are included in other accrued expenses on the balance sheet.

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

Sales Services

Revenue under pharmaceutical detailing contracts generally is based on the number of physician details made or the number of sales representatives utilized.  With respect to risk-based contracts, all or a portion of revenues earned are based on contractually defined percentages of product revenues or the market value of prescriptions written and filled in a given period.  These contracts are generally for terms of one to two years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 180 days’ notice.  Certain contracts provide for termination payments to the Company if the customer terminates the agreement without cause.  Typically, however, these penalties only partially offset the revenue the Company could have earned under the contract or the costs the Company may incur as a result of its termination.

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

The Company maintains continuing relationships with its Sales Services customers which may lead to multiple ongoing contracts between the two parties. In situations where the Company enters into multiple contracts with one customer at or near the same time, the Company evaluates the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated as a package and should be accounted for as a single agreement.

The loss or termination of large pharmaceutical detailing contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.  Historically, the Company has derived a significant portion of its service revenue from a limited number of customers.  Concentration of business in the pharmaceutical industry is common and the industry continues to consolidate.  As a result, the Company is likely to continue to experience significant customer concentration in future periods.  For the year ended December 31, 2010, the Company’s three largest customers, each of whom individually represented 10% or more of its service revenue, together accounted for approximately 77.0% of its service revenue.  For the years ended December 31, 2009 and 2008, the Company’s two and three largest customers, respectively, each of whom individually represented 10% or more of its service revenue, together accounted for approximately 61.7%, and 54.7% of its service revenue, respectively.  See Note 15, Significant Customers, for additional information.

Cost of services consists primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract and includes personnel costs and other direct costs, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of cost of services, include all labor

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular program. Other direct costs include, but are not limited to, facility rental fees, honoraria and travel expenses, sample expenses and other promotional expenses. All personnel costs, initial direct program costs and other direct costs, other than training costs, are expensed as incurred.

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which the Company is reimbursed at cost by its customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of services in the consolidated statements of operations.  For the years ended December 31, 2010, 2009, and 2008, reimbursable out-of-pocket expenses were $21.3 million, $8.2 million and $12.6 million, respectively.

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

Marketing Services

Revenue under marketing service contracts are generally based on a series of deliverable services associated with the design and execution of interactive promotional programs or marketing research/advisory programs.  The contracts are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments made on behalf of the customer.  There is significant customer concentration in the Company’s Pharmakon and Group DCA business units, and the loss or termination of one or more large master service agreements could have a material adverse effect on the Company’s business and results of operations.

Revenue from certain promotional contracts that include more than one service offering is accounted for as multiple-element arrangements.  For these contracts, the deliverable elements are divided into separate units of accounting provided the following criteria are met: the price is fixed and determinable; the delivered elements have stand-alone value to the customer; there is objective and reliable evidence of the fair value of the undelivered elements; and there is no right of return or refund.  The contract revenue is then allocated to the separate units of accounting.  Revenue and cost of services are recognized for each unit of accounting separately as the related services are rendered and costs are incurred, respectively.

Interactive digital contracts contain two phases: the content development phase and the delivery phase. Revenue related to interactive digital contracts is generally recognized ratably over the delivery phase(s) of the contract which are generally between eight and twelve months long.

The Company maintains continuing relationships with its Marketing Services customers which may lead to multiple ongoing contracts between the two parties. In situations where the Company enters into multiple contracts with one customer at or near the same time, the Company evaluates the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated together and should be accounted for as a single agreement.

Cost of services consists primarily of the costs associated with executing e-detailing programs or other sales and marketing services identified in the contract and includes personnel costs and other direct costs. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the professional staff that are directly responsible for executing a particular program. Other direct costs include, but are not limited to, freelance costs, email broadcasting fees, cue card and webkey production fees and other promotional expenses.  All personnel costs and direct program costs, other than direct and incremental costs incurred for the production of physical products, are expensed as incurred. Direct and incremental costs for the production of physical products related to customer contracts are deferred and recognized ratably with the associated contract revenue.

Contract Loss Provisions

Provisions for losses to be incurred in connection with contract performance are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.  The Company recognized a contract loss related to its existing product commercialization agreement in 2008.  At December

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

31, 2010 and 2009, the Company had no accrued contract losses. See Note 12, Product Commercialization Contract, for further information.

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

The Company primarily uses the Black-Scholes option pricing model to determine the fair value of stock options and stock-based stock appreciation rights (SARs). The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by the Company’s stock price as well as assumptions made regarding a number of complex and subjective variables.  These assumptions include: expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield.  These assumptions are more fully described in Note 14, Stock-Based Compensation, for further information. The fair value of restricted stock units (RSUs) and restricted shares is equal to the closing stock price on the date of grant.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  Upon reissuance of shares, the Company records any difference between the weighted-average cost of such shares and any proceeds received as an adjustment to additional paid-in capital.

Rent Expense

Minimum rental expenses are recognized over the term of the lease.  The Company recognizes minimum rent starting when possession of the property is taken from the landlord, which may include a construction period prior to occupancy.  When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as a deferred rent liability.  The Company may also receive tenant allowances including cash or rent abatements, which are reflected in other accrued expenses and long-term liabilities on the consolidated balance sheet. These allowances are amortized as a reduction of rent expense over the term of the lease.  Certain leases provide for contingent rents that are not measurable at inception.  These contingent rents are primarily based upon use of utilities and the landlord’s operating expenses.  These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

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

Earnings per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of share outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends.  Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method.

Comprehensive Income

Comprehensive income includes net income and the net unrealized gains and losses on investment securities, net of tax.  Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains and losses on investment securities.

Subsequent Events

See Note 14, Stock Based Compensation, and Note 23, Subsequent Events, for details related to subsequent events the Company has identified for disclosure.

Reclassifications

The Company reclassified certain prior period financial statement balances to conform to the current year presentation. See Note 21, Discontinued Operations, for further information.

2.	Recent Accounting Standards

Recently Adopted Accounting Standard Updates

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update requires the following disclosures: (1) the different classes of assets and liabilities measured at fair value; (2) the valuation techniques and inputs used; (3) a gross presentation of activity within the Level 3 roll forward, presenting separately information about purchases, sales, issuances, and settlements; and (4) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 has been incorporated into the footnote disclosures within these financial statements.

Accounting Standard Updates Not Yet Effective

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under Accounting Standards Codification 605-25 (ASC 605-25). The revised guidance eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting and eliminates the residual method to allocate arrangement consideration. In addition, the updated guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the Company beginning January 1, 2011 and will be adopted by the Company as of this date on a prospective basis. The Company does not believe that this accounting standards update will have a material impact on its financial statements.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

3.	Acquisition

On November 3, 2010, the Company acquired 100% of the membership interest in Group DCA, a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. The primary reason for the acquisition of Group DCA was to leverage the strength of its Internet, multimedia, tablet PC, dimensional direct mail and proprietary software, DIAGRAMtm, to deliver non-personal selling solutions that accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows clients the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of PDI’s traditional outsourced personal promotional services and Group DCA’s e-detailing, patient education communications and other digital communications, the Company expects to be even better positioned to offer customers increased insight and greater engagement, resulting in integrated information and more impactful messages being delivered to health care providers across multiple communication channels.

The acquisition has been accounted for as a purchase, subject to the provisions of Accounting Standards Codification 805-10-50 (ASC 805-10-50), and has been treated as an asset acquisition for tax purposes.  The Company paid cash (net) of approximately $23.9 million, of which $1.3 million was deposited into an escrow account. As of December 31, 2010, $1.3 million is still held in the escrow account and will be paid out at the end of 18 months from the date of acquisition. The final purchase price is subject to working capital adjustment in accordance with the purchase agreement. The purchase agreement also provides for the members of Group DCA to earn up to an additional $30 million from the date of acquisition through December 31, 2012 (contingent earn-out fee).  These payouts are based on Group DCA’s achievement of revenue and gross profit metrics and range up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  Up to $2.5 million of the $12.5 million in each of the years ending December 31, 2011 and 2012 are related to certain integration activities and will be expensed as incurred. The metrics for payments related to the period ended December 31, 2010 were not achieved.

In connection with the transaction, the Company has recorded $18.8 million in goodwill, all of which is deductible for tax purposes, and $8.4 million in other identifiable intangible assets as of December 31, 2010. The identified finite-lived intangible assets, the healthcare provider database and technology, have a weighted average amortization period of 7.4 years. The tradename, which has an indefinite useful life, is not amortized.  See Note 7, Goodwill and Other Intangible Assets, for additional information. The Company also recorded $4.0 million, the estimated fair value of deferred revenue, using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin of a market participant, less an estimated selling effort.

The Company determined the acquisition date fair value of the contingent consideration of $1.6 million based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant subjective assumptions and inputs not observable in the market and thus represents a Level 3 fair value measurement. Future revisions to these assumptions could materially change the estimate of the fair value of the contingent consideration and therefore materially affect the Company’s future financial results. See Note 4, Fair Value Measurements, for further information. There was no change in the fair value of the contingent consideration during the period ended December 31, 2010. Going forward, the Company will estimate the change in the fair value of the contingent consideration as of each reporting period and recognize the change in fair value in the statement of operations. In addition, the Company recorded an indemnification asset and assumed a liability of approximately $0.9 million related to an ongoing sales tax assessment related to transactions that occurred prior to the acquisition date. The actual outcome of the assessment will likely be different than the amount recorded.

The Company incurred approximately $1.7 million in costs directly related to the acquisition within other selling, general and administrative expenses on the statement of operations during the year ended December 31, 2010. As a result of the transaction, the Company realized approximately $0.7 million of revenue and an operating loss of approximately $2.1 million during the year ended December 31, 2010.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2010 and 2009 assume that the Company had acquired 100% of the membership interests in Group DCA as of the beginning of the period presented.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	(unaudited)
	Year ended December 31,
	2010	2009
Revenue	$156,218	$96,366
Net loss	$(11,512)	$(35,962)
Loss per share	$(0.80)	$(2.53)

The major classes of assets and liabilities of Group DCA that have been included in the Condensed Consolidated Balance Sheet on the date of acquisition are as follows:

Current assets	$3,963
Goodwill	18,808
Intangibles	8,363
Other non-current assets	1,023
Total assets	$32,157

Unearned revenue	$3,999
Other current liabilities	2,245
Contingent earn-out	1,557
Total liabilities	$7,801

The preliminary allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The final allocation price could differ materially from the preliminary allocation. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial results will be adjusted accordingly.

4.      Fair Value Measurements

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

The fair value of marketable securities is valued using market prices in active markets (level 1).  As of December 31, 2010, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	As of December 31, 2010		Fair Value Measurements
	Carrying	Fair	as of December 31, 2010
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$15,869	$15,869	$15,869	$-	$-
Money market funds	46,842	46,842	46,842	-	-
	$62,711	$62,711	$62,711	$-	$-
Marketable securities:
Money market funds	$76	$76	$76	$-	$-
Mutual funds	71	71	71	-	-
U.S. Treasury securities	4,093	4,093	4,093	-	-
Government agency securities	1,181	1,181	1,181	-	-
	$5,421	$5,421	$5,421	$-	$-
Liabilities:
Contingent consideration	$1,557	$1,557	$-	$-	$1,557

In connection with the November 3, 2010, acquisition of Group DCA the Company recorded $1.6 million of contingent consideration. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  There was no change in the fair value of the contingent consideration during the period ended December 31, 2010.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  There is no fair value ascribed to the letters of credit as management does not expect any material losses to result from these instruments because performance is not expected to be required.

As of December 31, 2009, the Company concluded that the carrying amounts of the Pharmakon finite-lived intangible assets may not be recoverable from the sum of future undiscounted cash flows.  As a result, customer relationships and corporate tradename were written down to their fair value of approximately $2.5 million, resulting in an impairment charge of approximately $9.6 million included in asset impairment in the consolidated statements of operations for the year ended December 31, 2009. Additionally, as of December 31, 2009, the Company determined that the Pharmakon goodwill was impaired and wrote the goodwill down to its implied fair value of approximately $5.1 million, resulting in an impairment charge of approximately $8.5 million included in asset impairment in the consolidated statements of operations for the year ended December 31, 2009. These impairment charges were derived using level 3 valuation inputs, which require a high level of judgment to determine fair value. See Note 7, Goodwill and Other Intangible Assets, for additional information.

5.	Investments in Marketable Securities

Available-for-sale securities are carried at fair value with the unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on available-for-sale securities are computed based upon specific identification and included in other income (expense), net in the consolidated statement of operations.  Declines in value judged to be other

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

than-temporary on available-for-sale securities are recorded as realized in other income (expense), net in the consolidated statement of operations and the cost basis of the security is reduced. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost which approximates fair value.  Interest income is accrued as earned.  Realized gains and losses on held-to-maturity investments are computed based upon specific identification and included in interest income, net in the consolidated statement of operations.  The Company does not have any investments classified as trading.

Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  At December 31, 2010 and 2009, the carrying value of available-for-sale securities was approximately $147,000 and $164,000, respectively, which are included in short-term investments.  The available-for-sale securities at December 31, 2010 and 2009 consisted of approximately $76,000 and $90,000, respectively, in money market accounts, and approximately $71,000 and $74,000, respectively, in mutual funds.  At December 31, 2010 accumulated other comprehensive income included gross unrealized holding gains of approximately $10,000 and no gross unrealized holding losses.  At December 31, 2009 accumulated other comprehensive income included approximately $6,000 gross unrealized holding gains and no gross unrealized holding losses.  During the year ended December 31, 2010, other income, net included no gross realized losses and $1,000 of net realized gains.  During the year ended December 31, 2009, other income, net included gross realized losses of approximately $15,000 and $1,000 of net realized gains.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and are maintained in separate accounts to support the Company’s letters-of-credit.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  The Company had standby letters-of-credit of approximately $5.4 million and $5.7 million at December 31, 2010 and 2009, respectively, as collateral for its existing insurance policies and facility leases.  At December 31, 2010, approximately $0.1 million and $5.3 million of held-to-maturity investments were included in other current assets and other long-term assets, respectively.  At December 31, 2009, approximately $3.6 million and $2.1 million of held-to-maturity investments were included in other current assets and other long-term assets, respectively.

At December 31, 2010 and 2009, held-to-maturity investments included:

		Maturing			Maturing
			after 1 year			after 1 year
	December 31,	within	through	December 31,	within	through
	2010	1 year	3 years	2009	1 year	3 years
Cash/money market funds	$80	$80	$-	$112	$112	$-
US Treasury securities	4,093	-	4,093	2,814	1,911	903
Government agency securities	1,181	-	1,181	2,782	1,635	1,147
Total	$5,354	$80	$5,274	$5,708	$3,658	$2,050

6.    Property and Equipment

Property and equipment consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Furniture and fixtures	$3,638	$3,673
Office equipment	1,273	1,228
Computer equipment	7,525	5,902
Computer software	9,347	9,058
Leasehold improvements	7,166	6,903
	28,949	26,764
Less accumulated depreciation	(24,902)	(23,234)
	$4,047	$3,530

Depreciation expense was approximately $1.3 million, $1.5 million and $3.3 million, for the years ended

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

December 31, 2010, 2009 and 2008, respectively.  Included in depreciation expense is amortization expense for capitalized computer software costs of approximately $0.2 million, $0.1 million and $0.9 million, for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010 an 2009, the unamortized balance of capitalized computer software was $1.1 million and $0.4 million, respectively.

During the year ended December 31, 2009, the Company recorded a non-cash charge of approximately $1.9 million for furniture, leasehold improvements and office equipment related to the vacated space in Saddle River, New Jersey and approximately $0.7 million in discontinued operations for furniture and leasehold improvements related to the Dresher, Pennsylvania facility.  During the year ended December 31, 2010, the Company recorded a non-cash charge of approximately $0.6 million for furniture and leasehold improvements in discontinued operations related to the Dresher, Pennsylvania facility.

7.	Goodwill and Other Intangible Assets

Goodwill and indefinite and finite-lived intangible assets recorded as of December 31, 2010 are attributable to the 2010 acquisition of Group DCA and the 2004 acquisition of Pharmakon. Goodwill and finite-lived intangible assets recorded as of December 31, 2009 are attributable to the 2004 acquisition of Pharmakon. As of December 31, 2010, the carrying amount of goodwill for the Group DCA and Pharmakon business (reporting) units was $18.8 million and $5.1 million, respectively. As of December 31, 2009, the carrying amount of goodwill for the Pharmakon reporting unit was $5.1 million.

Goodwill

During the Company’s annual goodwill impairment test performed as of December 31, 2009, management determined that the fair value of the Pharmakon reporting unit was below its carrying value including goodwill, and accordingly, the Company calculated and recognized an $8.5 million impairment charge during the fourth quarter of 2009, which was recorded within asset impairment in the consolidated statement of operations and reduced the then $13.6 million goodwill balance to $5.1 million. As of the date of this impairment charge, the implied fair value of the Pharmakon goodwill was equal to its carrying value at December 31, 2009. The Company had not recorded an impairment charge of Pharmakon’s goodwill prior to December 31, 2009.

During the Company’s annual goodwill impairment test performed as of December 31, 2010, management determined that the fair value of the Pharmakon reporting unit exceeded its carrying value including goodwill, and thus concluded that the Pharmakon goodwill was not considered impaired. As of December 31, 2010, Pharmakon’s fair value exceeded its carrying value by approximately $2.1 million or 20.3%. If, in future periods a reporting unit’s projected long-term sales growth rate, profit margins, or terminal rate change adversely, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment of the goodwill balances in these reporting units and, as a result, require an adjustment to reduce or write off the carrying value of the reporting unit’s goodwill.

Finite-lived Intangible Assets

Group DCA

In 2010 the Company recorded approximately $8.4 million in other intangible assets related to its acquisition of Group DCA. This balance was comprised of technology of $4.1 million, the Healthcare Professionals database of $2.2 million and the corporate tradename of $2.1 million. See Note 3, Acquisitions, for further information. During the year ended December 31, 2010, management did not identify any indicators of impairment related to the finite-lived intangible assets of Group DCA.

Pharmakon

During the Company’s annual budgeting process that was performed in the fourth quarter of 2009 and, based on the evaluation of historic, current, budgeted and forecasted operating results, the Company observed indications that the carrying amount of the Company’s finite-lived intangible assets, customer relationships and corporate tradename, may not be recoverable from the sum of future undiscounted cash flows. Accordingly, the Company calculated and recognized during the fourth quarter of 2009 impairment charges of $0.8 million for the corporate tradename and $8.8 million for the customer relationships. The impairment charges were calculated as the amount by which the carrying value of each asset exceeded its fair value and were recorded within asset impairment in the consolidated statement of operations.

The fair value of the corporate tradename, with the assistance of third-party valuation analysts, was determined using the “Relief from Royalty Method” (RFRM), a variation of the “Income Approach” to valuing tradenames. The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is based on empirical, market-derived royalty rates for guideline intangible assets when available. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate the royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value.  Additionally, as part of the analysis, the operating income of Pharmakon was benchmarked to determine a range of royalty rates that would be reasonable based on a profit-split methodology. The profit-split methodology is based upon assumptions that the total amount of royalties paid for licensable intellectual property should approximate in order to determine a reasonable royalty rate to estimate the fair value of the corporate tradename. As of December 31, 2010, the remaining amortizable life of the corporate tradename was six years.

The fair value of the customer relationship was determined using the “Excess Earnings Method” a variation of the “Income Approach” to valuing customer relationships. This method reflects the present value of the operating cash flows generated by existing customer relationships after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital.  The valuation analysis for the customer relationships was based on the reporting unit’s revenue projections with consideration given to: an estimated attrition rate; the value and required rate of return for other contributory assets of the reporting unit; and the benefit of tax amortization of the customer relationships. As of December 31, 2010, the remaining amortizable life of the customer relationships was six years.

		As of December 31, 2010			As of December 31, 2009
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Pharmakon
Customer relationships	7	$1,751	$250	$1,501	$1,751	$-	$1,751
Corporate tradename	7	791	113	678	791	-	791
Group DCA
Technology	6	4,097	113	3,984	-	-	-
Healthcare professional database
	10	2,203	36	2,167	-	-	-
Corporate tradename	NA	2,063	-	2,063	-	-	-
Total		$10,905	$512	$10,393	$2,542	$-	$2,542

Amortization expense related to continuing operations was approximately $0.5 million for the year ended December 31, 2010 and approximately $1.3 million for each of the years ended December 31, 2009 and 2008.  Estimated amortization expense for the next five years is as follows:

2011	2012	2013	2014	2015
$ 1,266	$ 1,266	$ 1,266	$ 1,266	$ 1,266

8.	Retirement Plans

The Company offers an employee 401(k) saving plan.  Under the PDI, Inc. 401(k) Plan, employees may contribute up to 25% of their pre-tax compensation.  Effective January 1, 2004, the Company makes a safe harbor non-elective contribution equal to 100% of the first 3% of  the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%.  Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock.  The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2010, 2009 and 2008 was approximately $0.7 million, $0.6 million, and $0.7 million, respectively

9.    Deferred Compensation Arrangements

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

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

10.	Long-Term Liabilities

Long-term liabilities consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Rent payable	$2,374	$2,458
Uncertain tax positions	4,088	3,920
Restructuring	3,435	3,628
Contingent earnout fee	1,557	-
Other	94	-
	$11,548	$10,006

See Note 3, Acquisition, and Note 4, Fair Value Measurements, for additional information related to the Group DCA contingent earnout fee above.

11.	Commitments and Contingencies

The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations.  Total expense under these agreements for the years ended December 31, 2010, 2009 and 2008 was approximately $4.3 million, $4.0 million, and $4.9 million, respectively, of which $3.5 million, $2.2 million and $2.9 million, respectively, related to automobiles leased for use by employees for a maximum lease term of one year from the date of delivery with the option to renew.

As of December 31, 2010, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$366	$274	$48	$34	$10
Operating lease obligations
Minimum lease payments	23,447	4,226	8,696	8,532	1,993
Less minimum sublease rentals (2)	(8,220)	(1,262)	(3,047)	(3,224)	(687)
Net minimum lease payments	15,227	2,964	5,649	5,308	1,306
Total	$15,593	$3,238	$5,697	$5,342	$1,316

(1)	Amounts represent contractual obligations related to software license contracts, data center hosting, and outsourcing contracts for software system support.

(2)
In November 2009, the Company signed an agreement to extend the existing sublease of approximately 16,000 square feet of the first floor at the Company’s former corporate headquarters facility in Saddle River, New Jersey through the remainder of the lease.  In July 2007, the Company signed an agreement to sublease approximately 20,000 square feet of the second floor at the former corporate headquarters.  These sublease terms are through the remainder of the lease, which is approximately five years, and will provide for approximately $4.8 million in lease payments over that period.  The Company has sublet substantially all of the space at the Dresher, Pennsylvania facility under various subleases.  These subleases will provide for aggregated lease payments of approximately $3.4 million over the remaining lease periods.

Letters of Credit

As of December 31, 2010, the Company has $5.4 million in letters of credit outstanding as required by its existing insurance policies and its facility leases.

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

12.	Product Commercialization Contract

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

On April 22, 2009, the Company and Novartis mutually agreed to terminate this promotion agreement.  In connection with the termination, the Company entered into an amendment to a then existing fee for service sales force agreement (the Sales Force Agreement) with Novartis relating to another Novartis branded product, whereby the Company agreed to provide Novartis a credit of approximately $5 million to be applied to the services provided by the Company under the Sales Force Agreement through the scheduled December 31, 2009 agreement expiration date.  Under the amendment to the Sales Force Agreement, the Company provided Novartis with an additional credit of $250,000 against services that the Company performed for Novartis during 2010.  As a result of the promotion agreement termination and the execution of the Sales Force Agreement amendment, the Company recognized a benefit in the second quarter of 2009 of approximately $2.5 million from the reversal of the excess portion of the contract loss accrual that had been recognized in 2008.

At December 31, 2010, the Company had no further obligations outstanding to Novartis under the Sales Force Agreement, as amended.

13.	Preferred Stock

The Board is authorized to issue, from time-to-time, up to 5,000,000 shares of preferred stock in one or more series.  The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series.  As of December 31, 2010 and 2009, there were no issued and outstanding shares of preferred stock.

14.	Stock-Based Compensation

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

The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs granted during the years ended December 31, 2010, 2009, and 2008 respectively:

	2010	2009	2008
Risk-free interest rate	1.28%	1.38%	2.25%
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	51.27%	44.99%	41.31%

Stock Incentive Plan

In June 2004, the Board and stockholders approved the 2004 Plan.  The 2004 Plan replaced the 1998 Stock Option Plan (the 1998 Plan) and the 2000 Omnibus Incentive Compensation Plan (the 2000 Plan).  The 2004 Plan reserved an additional 893,916 shares for new awards and combined the remaining shares available under the 1998 Plan and 2000 Plan.  The maximum number of shares that can be granted under the 2004 Plan is approximately 2.9 million shares.  Eligible participants under the 2004 Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the 2004 Plan and designated by the Compensation and Management Development Committee of the Board (Compensation Committee).  Unless earlier terminated by action of the Board, the 2004 Plan will remain in effect until such time as no stock remains available for delivery under the 2004 Plan and the Company has no further rights or obligations under the 2004 Plan with respect to outstanding awards thereunder.  No participant may be granted more than the annual limit of 400,000 shares plus the amount of the participant’s unused annual limit relating to share-based awards as of the close of the previous year, subject to adjustment for splits and other extraordinary corporate events.

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

In November 2008, the Company’s chief executive officer was granted 140,000 restricted stock units and 280,000 performance contingent SARs.  The restricted stock units will vest into shares of the Company’s common stock, in five equal installments, with the initial 20% of the units vesting immediately on the grant date and an additional 20% of the units vesting on each anniversary of the grant date over a four year period.  The performance contingent SARs have an exercise price of $4.28, a seven year term to expiration, and a weighted-average fair value of $0.86.  The fair value estimate of the performance contingent SARs was calculated using a Monte Carlo Simulation model.  The performance contingent SARs are subject to the same time-based vesting schedule as the restricted stock units, but will not vest unless and until certain additional, performance-based

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

conditions are satisfied: (1) with respect to the initial 94,000 performance contingent SARs, the closing price of the Company’s common stock is at least $10.00 per share for 60 consecutive trading days anytime within five years from the grant date; (2) with respect to the next 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $15.00 per share for 60 consecutive trading days anytime within five years from the grant date; and (3) with respect to the final 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $20.00 per share for 60 consecutive trading days anytime within five years from the grant date.  Vesting of the performance contingent SARs granted to the CEO is contingent upon achievement of certain stock prices; these stock prices represent premiums in excess of 25% to the closing stock price of the Company’s common stock on the date of grant.  As of December 31, 2010, none of the performance contingent SARs had vested.  During the first quarter of 2011, the Company, with the approval of the Company’s Compensation Committee, modified the performance-based vesting conditions of all performance contingent SARS.  The modified terms of the grant change the “60 consecutive trading days” disclosed above to “an average of 60 consecutive trading days”. The modification of these terms will have a financial impact in the first quarter of 2011 and going forward until the performance contingent SARs vest, which the Company is in the process of quantifying.

The weighted-average fair value of non-performance based SARs granted during the years ended December 31, 2010, 2009 and 2008 was estimated to be $2.09, $1.99 and $2.54, respectively.  There were 17,942 SARs exercised in 2010 with a weighted-average grant price of $7.62. There were no exercises of options or SARs during the years ended December 31, 2009 and 2008.  Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

As of December 31, 2010, there was $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs and restricted stock that are expected to be recognized over a weighted-average period of approximately 2.1 years.

The impact of stock options, SARs, performance shares, RSUs and restricted stock on net loss and cash flow for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Stock options and SARs	$255	$252	$260
Common stock awards	-	-	300
Performance awards	80	78	9
RSUs and restricted stock	1,159	1,057	918
Total stock-based compensation expense	$1,494	$1,387	$1,487

A summary of stock option and SARs activity for the year ended December 31, 2010 and changes during the year then ended is presented below:

		Average	Remaining	Aggregate
		Grant	Contractual	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2010	784,112	$11.26	4.41	$192
Granted	267,724	5.45	4.22	1,363
Exercised	(17,942)	7.62		137
Forfeited or expired	(96,628)	22.36
Outstanding at December 31, 2010	937,266	8.53	3.79	3,867

Exercisable at December 31, 2010	288,793	16.53	2.43	252

Vested and expected to vest	913,645	8.60	3.80	3,754

A summary of the status of the Company’s nonvested SARs for the year ended December 31, 2010 and changes during the year ended December 31, 2010 is presented below:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2010	463,725	$1.33
Granted	267,724	2.09
Vested	(67,513)	2.52
Forfeited	(15,463)	1.93
Nonvested at December 31, 2010	648,473	$1.51

The aggregate fair value of SARs vested during the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $0.3 million and $0.4 million, respectively. The weighted-average grant date fair value of SARs vested during the years ended December 31, 2009 and 2008 was $2.32 and $3.19, respectively.

A summary of the Company’s nonvested shares of restricted stock and restricted stock units for the year ended December 31, 2010 and changes during the year then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Vesting	Intrinsic
	Shares	Fair Value	Period (in years)	Value
Nonvested at January 1, 2010	440,575	$4.87	2.28	$2,124
Granted	249,349	7.40	2.37	2,628
Vested	(146,438)	6.02
Forfeited	(38,167)	4.00
Nonvested at December 31, 2010	505,319	$5.85	1.87	$5,326

The aggregate fair value of restricted stock and restricted stock units vested during the years ended December 31, 2010, 2009 and 2008 was $0.9 million, $1.1 million and $0.9 million, respectively. The weighted-average grant date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2009 and 2008 was $8.32 and $11.15, respectively.

15.   Significant Customers

During the years ended December 31, 2010, 2009 and 2008, the Company had several significant customers for which it provided services under specific contractual arrangements.  The following sets forth the net revenue generated by customers who accounted for more than 10% of the Company's revenue during each of the periods presented.

	Years Ended December 31,
Customer	2010	2009	2008
A	$71,825	$35,739	$31,697
B	$23,631	$13,891	$15,178
C	$-	$-	$10,695
D	$15,919	$-	$-

The Company recorded revenue in its Sales Services segment from Customers A through D during the periods that they were considered a significant customer as presented above.   The Company recorded revenue in its Marketing Services segment from Customer A in 2010 and 2009.

For the years ended December 31, 2010 and 2008, the Company’s three largest customers, each representing 10% or more of its revenue, accounted for, in the aggregate, approximately 77.0% and 54.7%, respectively, of its revenue.  For the year ended December 31, 2009, the Company’s two largest customers, each representing 10% or more of its revenue, accounted for, in the aggregate, approximately 61.7% of its revenue.  At December 31, 2010 and 2009, the Company’s three and two largest customers represented 75% and 53.5%, respectively, of the aggregate of its outstanding accounts receivable and unbilled services.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

16.	Executive Severance

On June 20, 2008, the Company announced the retirement of its former chief executive officer and board member and recorded approximately $0.9 million of compensation expense.  There were no executive severance charges for the years ended December 31, 2010 and 2009 in continuing operations.

17.	Facilities Realignment

Saddle River, New Jersey Facility

The Company relocated its corporate headquarters from its Saddle River, New Jersey facility to a smaller office located in Parsippany, New Jersey in December 2009.  Due to the relocation, the Company recorded a facility realignment charge of approximately $3.9 million in December 2009 and a non-cash impairment charge of approximately $1.5 million related to furniture, leasehold improvements and office equipment in the office space. Effective September 1, 2009, the Company extended the sublease for the first floor of its Saddle River, New Jersey facility through the remainder of the facility lease term.  The sublease is expected to provide approximately $2.3 million in sublease income through January 2016, but will not fully offset the Company’s lease obligations for this space.  As a result, the Company recorded a $0.8 million facility realignment charge in the third quarter of 2009.  The Company also recorded non-cash impairment charge of approximately $0.4 million related to furniture and leasehold improvements in the office space.  In 2007, the Company entered into a sublease for the second floor of its Saddle River, New Jersey facility through the end of the facility’s lease term, January 2016.  This sublease will not fully offset the Company’s lease obligations for this space; therefore, the Company recorded a $1.0 million charge for facility realignment and related asset impairment for furniture and leasehold improvements in the office space.

Due to continued adverse conditions in the real estate market in 2010, the Company adjusted its assumptions regarding its ability to sublease unoccupied space on the third floor of the Saddle River, New Jersey facility resulting in realignment charges of approximately $2.0 million ($0.14 per basic and diluted share) during the year ended December 31, 2010. The Company is currently seeking to sublease the approximate 47,000 square feet of remaining space in Saddle River, New Jersey.

Dresher, Pennsylvania Facility

During the year ended December 31, 2009, the Company continued to right size its operations in Dresher, Pennsylvania and recorded facility realignment charges of $1.4 million and non-cash impairments of furniture and leasehold improvements of $0.7 million. During 2010 the Company discontinued the operations of its TVG business unit and exited the remaining portion of space at the facility, thus recording additional restructuring charges of $0.3 million for facility realignment and $0.6 million for non-cash asset impairment on furniture and leasehold improvements in discontinued operations for the year ended December 31, 2010. See Note 21, Discontinued Operations, for further information regarding the discontinued operations of TVG.

In the first quarter of 2011, the Company entered into two separate agreements to sublease substantially all of the remaining space in Dresher, Pennsylvania.  These subleases have lease terms that expire on November 30, 2016 in connection with the underlying facility lease. A summary of the significant components of the facility realignment charges for the years ended December 31, 2008, 2009 and 2010 by segment is as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	Sales	Discontinued
2008:	Services	Operations	Total
Facility lease obligations	$-	$75	$75
Total facility realignment charge	$-	$75	$75
2009:
Facility lease obligations	$4,674	$1,374	$6,048
Asset impairments	1,881	703	2,584
Related charges	54	48	102
Total facility realignment charge	$6,609	$2,125	$8,734
2010:
Facility lease obligations	$1,999	$314	$2,313
Asset impairments	-	575	575
Related charges	-	16	16
Total facility realignment charge	$1,999	$905	$2,904

(1) The asset impairments resulted in charges to the accumulated depreciation balance

The following table presents a reconciliation of the restructuring charges in 2009 and 2010 to the balances as of December 31, 2010 and 2009, which is included in other accrued expenses ($2.9 million and $2.6 million, respectively) and in long-term liabilities ($3.4 million and $3.6 million, respectively):

	Sales	Marketing
	Services	Services	Total

Balance as of December 31, 2008	$192	$367	$559
Accretion	12	25	37
Adjustments	4,694	1,405	6,099
Payments	(168)	(274)	(442)
Balance as of December 31, 2009	4,730	1,523	6,253
Accretion	113	34	147
Adjustments	1,999	312	2,311
Payments	(1,813)	(596)	(2,409)
Balance as of December 31, 2010	$5,029	$1,272	$6,301

18.	Income Taxes

The provision for or benefit from income taxes on continuing operations for the years ended December 31, 2010, 2009 and 2008 is comprised of the following:

	2010	2009	2008
Current:
Federal	$34	$(2,220)	$278
State	296	191	263
Total current	330	(2,029)	541

Deferred:
Federal	71	(4,685)	313
State	13	(125)	17
Total deferred	84	(4,809)	330
Provision for income taxes	$414	$(6,838)	$871

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment.  As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2010 as the Company believes that it is more likely than not that these assets will not be realized.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

In connection with the Worker, Homeownership, and Business Assistance Act (“Act”), passed in November 2009, the Company was able to carry back net operating losses incurred during the December 31, 2008 tax year to the 2003 and 2004 tax years.  This carry back resulted in a benefit of approximately $3.3 million related to 2008 net operating losses for which a valuation allowance had been previously established at December 31, 2009, the Company had a valuation allowance of approximately $35.6 million and $34.2 million, respectively, related to the Company's net deferred tax assets.  The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2010 and 2009 are as follows:

	2010	2009
Current deferred tax assets (liabilities)
included in other current assets:
Allowances and reserves	$1,992	$1,401
Compensation	3,148	2,390
Valuation allowance on deferred tax assets	(5,140)	(3,791)
	-	-
Noncurrent deferred tax assets (liabilities)
included in other long-term assets:
State net operating loss carryforwards	3,888	4,318
Federal net operating loss carryforwards	15,067	13,848
State taxes	1,134	1,087
Self insurance and other reserves	1,321	1,388
Property, plant and equipment	2,406	2,318
Intangible assets	5,279	5,529
Other reserves - restructuring	1,292	1,899
Valuation allowance on deferred tax assets	(30,471)	(30,387)
	(84)	-
Net deferred tax liability	$(84)	$-

The noncurrent net deferred tax liability as of December 31, 2010 relates to tax amortization of the tax basis in goodwill associated with the Group DCA acquisition.  The Company determined that this deferred tax liability would not be realizable for an indeterminate time in the future and consequently should not be included in net deferred tax assets for purposes of calculating the valuation allowance in any period. In connection with the impairment of goodwill at the Pharmakon business unit during 2009, the deferred tax liability associated with Pharmakon at December 31, 2008 reversed and resulted in a tax benefit of approximately $1.4 million in 2009.

Federal tax attribute carryforwards at December 31, 2010, consist primarily of approximately $15 million of federal net operating losses.  In addition, the Company has approximately $3.9 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they begin to expire in 2027, and if the current state net operating losses are not utilized they begin to expire in 2011.

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate from continuing operations is as follows:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income tax rate, net
of Federal tax benefit	(2.8%)	0.1%	(1.9%)
Meals and entertainment	(2.5%)	(0.1%)	(0.1%)
Valuation allowance	(35.5%)	(25.5%)	(34.1%)
Goodwill impairment	0.0%	4.1%	0.0%
Other non-deductible	(0.1%)	0.0%	(1.0%)
Net change in Federal and state reserves	(4.0%)	6.0%	(0.8%)
Effective tax rate	(9.9%)	19.6%	(2.9%)

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The following table summarizes the change in uncertain tax benefit reserves for the three years ended December 31, 2010 (in thousands):

Unrecognized
Tax Benefits

Balance of unrecognized benefits as of January 1, 2008	$3,953
Additions for tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(17)
Balance as of December 31, 2009	$3,936
Additions for tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Balance as of December 31, 2010	$3,936

As of December 31, 2010 and 2009, the total amount of gross unrecognized tax benefits was $3.9 million in both periods.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2010 and 2009 were $1.7 million, respectively in both periods. Also included in the balance of unrecognized tax benefits at December 31, 2010 and 2009 was $2.2 million of tax benefits that, if recognized, would result in an increase to deferred tax assets and a corresponding decrease to the valuation allowance against deferred tax assets.

The Company recognized interest and penalties of $0.2 million, $0.2 million and $0.5 million related to uncertain tax positions in income tax expense during the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010 and 2009, accrued interest and penalties, net were $2.4 million and $2.3 million, respectively.

During 2009 the Company recorded a reduction to its net unrecognized tax benefits of approximately $2.3 million.  This reduction was primarily related to the Act which would allow the Company to utilize its existing NOLs if these uncertain benefits resulted in additional taxable income.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous state and local tax jurisdictions.  The following tax years remain subject to examination as of December 31, 2010:

Jurisdiction	Tax Years
Federal	2003-2010
State and Local	2003-2010

As of December 31, 2010, an examination by the Internal Revenue Service of the 2008 net operating loss carry back to the 2003 to 2005 tax years is in Joint Committee review and not considered effectively settled in accordance with ASC 740.  The Company anticipates conclusion of the audit during 2011.  Upon effective settlement of the audit, the result may be a reduction of the liability for uncertain tax positions of approximately $2.4 million that will be recorded within the next 12 months.  Approximately $0.2 million of which would be recorded as an income tax benefit and $2.2 million that would be recorded as an increase to deferred tax assets and a corresponding increase to the valuation allowance against deferred tax assets.

19.	Historical Basic and Diluted Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 is as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	Years Ended December 31,
	2010	2009	2008

Basic weighted average number of common shares	14,306	14,219	14,240
Potential dilutive effect of stock-based awards	-	-	-
Diluted weighted average number
of common shares	14,306	14,219	14,240

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

	Years Ended December 31,
	2010	2009	2008
Options	176,670	236,355	304,531
Stock-settled stock appreciation rights (SARs)	455,596	242,757	212,846
Restricted stock units (RSUs)	469,449	410,712	203,304
Performance contingent SARs	305,000	305,000	280,000
	1,406,715	1,194,824	1,000,681

20.   Segment Information

The accounting policies followed by the segments are described in Note 1, Nature of Business and Significant Accounting Policies.  Corporate charges are allocated to each of the reporting segments on the basis of total salary expense. Corporate charges include corporate headquarter costs and certain depreciation expenses. Certain corporate capital expenditures have not been allocated from Sales Services to the other reporting segments since it is impracticable to do so.

The Company reports under the following three segments:

Sales Services segment – includes the Company’s Dedicated Sales Teams, Shared Sales Teams and EngageCE, the Company’s new clinical educators business unit.  This segment provides services through personal promotion with healthcare providers and uses teams to deliver services to a wide base; they have similar long-term average gross margins, contract terms, types of customers and regulatory environments and therefore the business units have been aggregated into one reporting segment.

Marketing Services segment – includes the Company’s Pharmakon, Group DCA and PDI Voice (Voice) business units.  This segment provides services though non-personal promotion with healthcare providers and is project driven. The units comprising this segment have a large number of smaller contracts, share similar gross margins, have similar customers, and have low barriers to entry for competition and therefore the business units have been aggregated into one reporting segment.  The offerings within this segment include peer-to-peer, interactive digital and telephonic communications with healthcare providers. Formerly this segment included TVG, whose operations were discontinued in 2010.

PC Services segment – includes revenues and expenses associated with the Company’s licensing and co-promotion of pharmaceutical products.  In 2008, this segment consisted of our now terminated promotional agreement with Novartis which was terminated in April 2009.  Any business opportunities are reviewed by the chief executive officer and other members of senior management. Although the Company is not currently a party to any product commercialization agreements, it continues to evaluate potential opportunities within this segment on a very selective and opportunistic basis to the extent it is able to mitigate risks relating to the investment of resources.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	Sales	Marketing	PC
	Services	Services	Services	Eliminations	Consolidated
For the year ended December 31, 2010:
Revenue	$133,307	$11,345	$-	$-	$144,652
Operating loss	$(1,010)	$(3,295)	$-	$-	$(4,305)
Capital expenditures	$2,027	$103	$-	$-	$2,130
Depreciation expense	$1,113	$108	$-	$-	$1,221
Total assets	$74,923	$49,466	$-	$-	$124,389

For the year ended December 31, 2009:
Revenue	$73,233	$12,260	$-	$(5,109)	$80,384
Operating (loss) income	$(19,238)	$(17,961)	$2,031	$48	$(35,120)
Capital expenditures	$2,148	$241	$-	$-	$2,389
Depreciation expense	$1,174	$131	$11	$-	$1,316
Total assets	$94,714	$15,062	$-	$-	$109,776

For the year ended December 31, 2008:
Revenue	$89,656	$16,577	$(1,000)	$-	$105,233
Operating (loss) income	$(8,523)	$1,474	$(26,271)	$-	$(33,320)
Capital expenditures	$339	$60	$-	$-	$399
Depreciation expense	$2,558	$158	$207	$-	$2,923
Total assets	$112,469	$36,567	$-	$-	$149,036

21. Discontinued Operations

On July 19, 2010, the Board approved closing the TVG business unit. The Company notified employees and issued a press release announcing this decision on July 20, 2010. The decision to take this action resulted from an extensive evaluation of the TVG business in the context of the Company’s strategy, which is to focus on outsourced promotional services targeted to healthcare providers, as well as TVG’s consistently declining revenues over recent years and the shrinking market in which TVG operates. The Company completed the closure of the TVG operations during the quarter ended September 30, 2010, including the completion of all active customer contracts. The financial statements reflect the presentation of TVG as a discontinued operation in all periods presented.  A summary of the exit and disposal costs recognized within Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the year ended December 31, 2010 are as follows:

Non-cash charges
Asset impairments (1)	$575
Cash charges
Lease-related charges	327
Severance charges	879
Other charges	6
Total charges	$1,787

(1)	Asset impairments represent unamortized leasehold improvements and furniture that were written off as of September 30, 2010.

A rollforward of the liabilities recognized in the Condensed Consolidated Balance Sheet as of December 31, 2010 is as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Accrued liability as of December 31, 2009	$-
Add: Costs incurred, excluding non-cash charges	1,462
Less: Cash payments	(1,446)
Accrued liability as of December 31, 2010 (1)	$16

(1)	Accrued liability at December 31, 2010 consists of approximately $16,000 of employee related charges recorded as a current liability within other accrued expenses.

The table below presents the significant components of TVG’s results included in Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the years ending December 31, 2010, 2009, and 2008, respectively.

	For the Years Ended December 31,
	2010	2009	2008
Revenue, net	$3,232	$4,487	$7,295

Loss from discontinued operations, before income tax	(2,229)	(5,482)	(3,105)
Income tax expense	4	4	4
Loss from discontinued operations, net of tax	$(2,233)	$(5,486)	$(3,109)

The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for TVG as of December 31, 2010 and December 31, 2009 are as follows:

	December 31,
	2010	2009

Current assets	$277	$812
Non-current assets	300	972
Total assets	$577	$1,784

Current liabilities	$816	$1,494
Non-current liabilities	1,560	1,925
Total liabilities	$2,376	$3,419

22.  Related Party Transactions

John P. Dugan

The Company entered into a consulting agreement (the “Agreement”) with its founder and former Chairman of the Board, John P. Dugan. Mr. Dugan, who retired from the Board effective June 3, 2010, is the Company’s largest stockholder beneficially owning approximately 34% of the outstanding common stock of PDI as of December 31, 2010.

The Agreement was executed on August 2, 2010 with an effective date of July 1, 2010, and shall continue for a period of thirty-six months.  Pursuant to the Agreement, Mr. Dugan will serve as a consultant to the Company and provide consulting services to PDI including, but not limited to, corporate strategy, communications and other general advice (the “Services”) upon request of the Company’s Chief Executive Officer or the Board for a consulting fee of $12,500 per month over the term of the Agreement.   The Agreement is terminable by the Company upon thirty days prior written notice to Mr. Dugan, and terminable by Mr. Dugan upon ten days prior written notice to the Company. The Agreement also contains certain confidentiality clauses as well as a non-compete clause that continues for a period of two years after the termination of the Agreement. Mr. Dugan was paid $75,000 for the year ended December 31, 2010 in his role as a consultant.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

iLights

In connection with the November 3, 2010 acquisition of Group DCA, the Company assumed a relationship between the founding principals of Group DCA and iLights, a provider of manufacturer-sponsored online healthcare publishing to pharmaceutical companies. Two of the four founding members of iLights, who were also the principals of Group DCA, are now members of PDI’s executive committee and own 50% of the interest in iLights.  Group DCA provides content development services to iLights. As of the date of acquisition and December 31, 2010, there was no formal service agreement between Group DCA and iLights; however the Company is in the process of negotiating an agreement. Transactions between Group DCA and iLights since the date of acquisition are not significant to the consolidated financial statements.

23.  SUBSEQUENT EVENTS:

Leases

In February 2011, the Company entered into two separate agreements to sublease space totaling approximately 18,500 square feet in Dresher, Pennsylvania.  The first agreement, for approximately 9,000 square feet, commenced immediately and expires on November 30, 2016, the expiration date of the underlying facility lease. The second agreement, for approximately 9,500 square feet, begins July 1, 2011 and also expires on November 30, 2016. The Company adjusted its restructuring reserve recorded within discontinued operations in the consolidated statements of operations accordingly. The Company has now sublet substantially all of the space in Dresher, Pennsylvania.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

PDI, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

	Balance at	Additions	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2008
Allowance for doubtful accounts	$-	$-	$-	$-
Allowance for doubtful notes	$655,845	$30,500	$-	$686,345
Tax valuation allowance	$11,744,803	$-	$13,811,001	$25,555,804
Accrued sales returns	$230,859	$-	$-	$230,859

2009
Allowance for doubtful accounts	$-	$-	$-	$-
Allowance for doubtful notes	$686,345	$30,417	$-	$716,762
Tax valuation allowance	$25,555,804	$-	$8,621,675	$34,177,479
Accrued sales returns	$230,859	$-	$-	$230,859

2010
Allowance for doubtful accounts	$-	$-	$-	$-
Allowance for doubtful notes	$716,762	$30,333	$-	$747,095
Tax valuation allowance	$34,177,479	$-	$1,439,734	$35,617,213
Accrued sales returns	$230,859	$-	$(230,859)	$-

(1) Includes payments and actual write offs, as well as changes in estimates in the reserves and the impact of acquisitions.

EXHIBIT INDEX

Exhibit No.	Description

10.22	Membership Interest Purchase Agreement, dated November 3, 2010, between the Company, Group DCA, LLC, JD & RL, Inc., Robert O. Likoff and Jack Davis

10.23*	Robert Likoff Employment Agreement

10.24*	Jack Davis Employment Agreement

10.25	Group DCA Lease in Parsippany, NJ

10.26*	Stock Appreciation Rights Agreement for Nancy Lurker

10.27*	New Hire Chief Executive Officer Term Sheet

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes compensatory plan, compensation arrangement or management contract.