Form 10-Q
period 2011-03-31
PDI INC
filed 2011-05-06
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2011
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

(862) 242-7494
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 1, 2011
Common stock, $0.01 par value	14,639,319

PDI, Inc.
Form 10-Q for Period Ended March 31, 2011

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$64,329	$62,711
Short-term investments	126	147
Accounts receivable, net	6,433	11,057
Unbilled costs and accrued profits on contracts in progress	3,923	3,363
Other current assets	4,316	3,374
Total current assets	79,127	80,652
Property and equipment, net	3,608	3,947
Goodwill	23,976	23,976
Other intangible assets, net	10,075	10,393
Other long-term assets	4,925	5,421
Total assets	$121,711	$124,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,789	$3,266
Unearned contract revenue	16,295	13,417
Accrued salary and bonus	10,226	10,664
Other accrued expenses	12,743	15,981
Total current liabilities	42,053	43,328
Long-term liabilities	9,974	11,548
Total liabilities	52,027	54,876

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized;
15,713,652 and 15,463,995 shares issued, respectively;
14,639,319 and 14,390,788 shares outstanding, respectively	157	155
Additional paid-in capital	125,512	124,787
Accumulated deficit	(42,367)	(41,817)
Accumulated other comprehensive income	11	8
Treasury stock, at cost (1,074,333 and 1,073,207 shares, respectively)	(13,629)	(13,620)
Total stockholders' equity	69,684	69,513
Total liabilities and stockholders' equity	$121,711	$124,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenue, net	$46,102	$31,132
Cost of services	37,115	24,648
Gross profit	8,987	6,484

Compensation expense	5,998	4,436
Other selling, general and administrative expenses	4,509	3,565
Total operating expenses	10,507	8,001
Operating loss	(1,520)	(1,517)
Other (loss) income, net	(59)	65
Loss from continuing operations before income tax	(1,579)	(1,452)
(Benefit) provision for income tax	(1,043)	66
Loss from continuing operations	(536)	(1,518)
Loss from discontinued operations, net of tax	(14)	(181)
Net loss	$(550)	$(1,699)

Basic loss per share of common stock from:
Continuing operations	$(0.04)	$(0.11)
Discontinued operations	—	(0.01)
Net loss per basic share of common stock	$(0.04)	$(0.12)

Diluted loss per share of common stock from:
Continuing operations	$(0.04)	$(0.11)
Discontinued operations	—	(0.01)
Net loss per diluted share of common stock	$(0.04)	$(0.12)

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,469	14,259
Diluted	14,469	14,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(550)	$(1,699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	785	381
Contingent consideration and realignment accrual accretion	100	34
Provision for bad debt	7	7
Stock-based compensation	727	359
Other changes in assets and liabilities:
Decrease in accounts receivable	4,624	769
Increase in unbilled costs	(560)	(419)
Decrease in income tax refund receivable	—	3,298
(Increase) decrease in other current assets	(448)	34
Increase in other long-term assets	(5)	(306)
(Decrease) increase in accounts payable	(477)	1,682
Increase (decrease) in unearned contract revenue	2,878	(1,798)
Decrease in accrued salaries and bonus	(438)	(249)
Decrease in other accrued expenses	(3,214)	(704)
Decrease in long-term liabilities	(1,674)	(455)
Net cash provided by operating activities	1,755	934

Cash Flows From Investing Activities
Purchase of property and equipment	(128)	(684)
Net cash used in investing activities	(128)	(684)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(9)	(22)
Net cash used in financing activities	(9)	(22)

Net increase in cash and cash equivalents	1,618	228
Cash and cash equivalents – beginning	62,711	72,463
Cash and cash equivalents – ending	$64,329	$72,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (SEC).  The interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
On November 3, 2010, the Company acquired 100% of the membership interest in Group DCA, a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. On July 19, 2010, the Company’s Board of Directors (Board) approved closing the TVG Marketing Research & Consulting (TVG) business unit. The Company completed the closure of TVG operations during the period ended September 30, 2010. These interim financial statements reflect the presentation of TVG as a discontinued operation for the three-month periods ended March 31, 2011 and 2010, respectively.  See Note 13 to the interim financial statements for additional detail regarding the discontinued operations of TVG.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three-month periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010
Basic weighted average number of common shares	14,469	14,259
Dilutive effect of stock-based awards	—	—
Diluted weighted average number of common shares	14,469	14,259
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Options	151	233
Stock-settled stock appreciation rights (SARs)	391	486
Restricted stock units	452	518
Performance contingent SARs	305	305
	1,299	1,542
Goodwill and Other Intangible Assets
The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount classified as goodwill. Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests require significant management judgments and estimates. These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the market participant cost of capital. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company's results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill.
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, and indefinite lived intangible assets and our consolidated financial results. At March 31, 2011 no indicators of impairment were identified.
Long-Lived Assets
The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not identify any events or changes in circumstances that indicated that the carrying value of such assets may not be recoverable during the three-month period ended March 31, 2011.
Reclassifications
The Company reclassified certain prior period financial statement balances to conform to the current year presentation. See Note 13, Discontinued Operations, for further information.
Recently Adopted Accounting Standards Updates
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), “Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force”. ASU 2009-13 updates the existing multiple-deliverable revenue arrangements guidance included under Accounting Standards Codification 605-25, whereby the revised guidance:

•	eliminates the need for objective and reliable evidence of fair value of the undelivered element in order for a delivered item to be treated as a separate unit of accounting;

•
eliminates the residual value method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price;

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

•	establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on:

◦	vendor-specific objective evidence (“VSOE”) if available;

◦	third party evidence (“TPE”) if VSOE is not available; or

◦	an estimated selling price if neither VSOE nor TPE is available;

•	requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis; and

•	expands the disclosure requirements for multiple-deliverable revenue arrangements.
The Company frequently provides promotional services under multiple-deliverable revenue arrangements (“Arrangements”) through its Pharmakon and Group DCA business units. The significant deliverables in these Arrangements generally include:

•	for Pharmakon:

◦	recruitment mailings (“Recruitment”) to generate attendance at interactive meetings and events; and

◦	the various forms of interactive meetings and events (“Events”); and

•	for Group DCA;

◦	the content development phase (“Development”) of an interactive digital program; and

◦
the hosting period (“Delivery”) of an interactive digital program, which could include various services, but is primarily comprised of i) the design and delivery of recruitment activities to generate participation in a program and ii) the online hosting, program management and progress reporting services.

ASU 2009-13 became effective for, and was adopted by, the Company beginning January 1, 2011 on a prospective basis. The adoption of ASU 2009-13 as of January 1, 2011 impacted the revenue recognition policies of the Company's marketing segment business units as follows:
Prior to the Adoption of ASU 2009-13
Prior to its adoption of ASU 2009-13, the Company separated the deliverables in its Arrangements into separate units of accounting, as required by the applicable revenue recognition accounting guidance in effect at the time, if a) the delivered item(s) had value to the customer on a standalone basis, b) there was objective and reliable evidence of fair value of the undelivered item(s), and c) if an arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) was considered probable and substantially in the control of the Company. The application of this guidance resulted in the following accounting treatment at the following business units.
Pharmakon
In general, prior to January 1, 2011 and the adoption of ASU 2009-13, the Company established the deliverables within these Arrangements into two units of accounting: Recruitment and Events. Recruitment, which is delivered in advance of the Events, was determined to have standalone value to the customer. The Company was able to establish VSOE for the undelivered item, the Events, based on prices charged to its customers when sold on a standalone basis. Revenue was allocated to the deliverables using the residual value method, and was then recognized in accordance with the revenue recognition policies of the individual units of accounting based on the characteristics of the underlying deliverables. Generally, revenue was recognized as Recruitment mailings were mailed and when the Events were conducted.
Group DCA
The Company acquired Group DCA on November 3, 2010 and upon the acquisition determined that Development and Delivery services provided by Group DCA did not qualify as separate units of accounting due to the lack of objective and reliable evidence, either from VSOE or TPE, of the fair value of the Delivery unit of accounting, which was the undelivered item in the arrangements. As a result, the Company grouped the deliverables under these Arrangements into one unit of accounting and deferred all revenue related to the programs until it had achieved the recognition criteria applicable to the combined single unit of accounting. Generally, all revenue recognition criteria were met and revenue recognition commenced at the inception of a program's hosting period, and revenue was recognized ratably over the period. The Group DCA revenues were not material to the Company's consolidated financial statements during the year ended December 31, 2010.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

For further information on the Company's revenue recognition policy refer to the Revenue & Cost of Services section of Footnote 1 in our 2010 Annual Report on Form 10-K.
Impact of the Adoption of ASU 2009-13
Pharmakon
Effective January 1, 2011, the residual value method was no longer an allowable method of allocating arrangement consideration. Pharmakon now utilizes the selling price hierarchy, described above. In applying this hierarchy, the Company determined that both VSOE and TPE continue to be unavailable for establishing the relative selling price of Recruitment. Based on that determination, the Company now utilizes its best estimate to determine the selling price of this deliverable. The Company has determined that the rate card price Pharmakon charges for this service represents the best estimate of selling price of the Recruitment deliverable as the business unit has an established pricing policy and the rate card price is the price Pharmakon would charge its customers for this service if provided on a standalone basis. The rate card price was determined by estimating the average cost incurred by Pharmakon to provide this service to its customers plus an average profit margin per the business unit pricing policy, and is consistent with the pricing on all services provided by Pharmakon. The application of ASU 2009-13 resulted in little to no change in the allocation of consideration when compared to the residual value method and therefore the adoption of ASU 2009-13 did not have a material impact on Pharmakon revenue recognition during the quarter ended March 31, 2011, and is not expected to have a material impact on subsequent periods.
Group DCA
Under the guidance in ASU 2009-13, Group DCA is now required to estimate the selling price of a deliverable if it has standalone value to the customer and both VSOE and TPE of the selling price are not available. As a result, the deliverables in Group DCA Arrangements have been determined to be separate units of accounting and consideration is allocated based on relative selling prices. Selling prices are estimated for most deliverables through an analysis of internal labor hours and an average billing rate based on employee costs. Revenue is recognized for each unit of accounting depending upon the characteristics of their underlying deliverables. For Development, revenue is recognized when the service is provided and has been accepted by the customer. Revenue allocated to Delivery is recognized ratably over the hosting period. The adoption of the new guidance did not materially impact Group DCA revenue recognition during the quarter ended March 31, 2011.

3.	INVESTMENTS IN MARKETABLE SECURITIES
Available-for-sale securities are carried at fair value with the unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on available-for-sale securities are computed based upon specific identification and included in other income (expense), net in the consolidated statement of operations.  Declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income (expense), net in the consolidated statement of operations and the cost basis of the security is reduced. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost which approximates fair value.  Interest income is accrued as earned.  Realized gains and losses on held-to-maturity investments are computed based upon specific identification and included in other income (expense), net in the condensed consolidated statement of operations.  The Company does not have any investments classified as trading.
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of March 31, 2011 and December 31, 2010, the carrying value of available-for-sale securities was approximately $126,000 and $147,000, respectively, and is included in short-term investments.  Available-for-sale securities at March 31, 2011 and December 31, 2010 consisted of approximately $63,000 and $76,000, respectively, in money market accounts, and approximately $63,000 and $71,000, respectively, in mutual funds.  At March 31, 2011, there were no gross unrealized holding losses and $12,000 of gross unrealized holding gains included in accumulated other comprehensive income.  At December 31, 2010, accumulated other comprehensive income included gross unrealized holding gains of approximately $10,000 and no gross unrealized holding losses.  There were no gross realized gains or losses included in other income, net in the three-month periods ended March 31, 2011 and 2010.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $5.2 million and $5.4 million at March 31, 2011 and December 31, 2010, respectively, as collateral for its existing insurance policies and facility leases.
At March 31, 2011 and December 31, 2010, held-to-maturity investments included the following:

		Maturing			Maturing
	March 31, 2011	within 1 year	after 1 year through 3 years	December 31, 2010	within 1 year	after 1 year through 3 years
Cash/money accounts	$63	$63	$—	$80	$80	$—
US Treasury securities	4,044	—	4,044	4,093	—	4,093
Government agency securities	1,174	—	1,174	1,181	—	1,181
Total	$5,281	$63	$5,218	$5,354	$80	5,274
At March 31, 2011 and December 31, 2010, held-to-maturity investments were recorded in the following accounts:

	March 31, 2011	December 31, 2010
Other current assets	$509	$80
Other long-term assets	4,772	5,274
Total	$5,281	$5,354

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and finite-lived intangible assets recorded as of March 31, 2011 are attributable to the 2010 acquisition of Group DCA and the 2004 acquisition of Pharmakon.  As of March 31, 2011 and December 31, 2010, the carrying amount of goodwill was $24.0 million,consisting of $18.9 million and $5.1 million for the Group DCA and Pharmakon business (reporting) units, respectively.
The net carrying value of the identifiable intangible assets as of March 31, 2011 and December 31, 2010 is as follows:

		As of March 31, 2011			As of December 31, 2010
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Pharmakon:
Customer relationships	7	$1,751	$313	$1,438	$1,751	$250	$1,501
Corporate tradename	7	791	141	650	791	113	678
Group DCA:
Technology	6	4,097	283	3,814	4,097	113	3,984
Healthcare professional database	10	2,203	90	2,113	2,203	36	2,167
Corporate tradename	NA	2,063	—	2,063	2,063	—	2,063
Total		$10,905	$827	$10,075	$10,905	$512	$10,393

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Amortization expense was $0.3 million and $0.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.  Estimated amortization expense for the current and next four years is as follows:

2011	2012	2013	2014	2015
$1,266	$1,266	$1,266	$1,266	$1,266

5.	FACILITIES REALIGNMENT
Saddle River, New Jersey Facility
The Company relocated its corporate headquarters from its Saddle River, New Jersey facility to a smaller office located in Parsippany, New Jersey in December 2009. Due to the relocation, the Company recorded a facility realignment charge of approximately $3.9 million in December 2009 and a non-cash impairment charge of approximately $1.5 million related to furniture, leasehold improvements and office equipment in the office space. Effective September 1, 2009, the Company extended the sublease for the first floor of its Saddle River, New Jersey facility through the remainder of the facility lease term. The sublease is expected to provide approximately $2.3 million in sublease income through January 2016, but will not fully offset the Company's lease obligations for this space. As a result, the Company recorded a $0.8 million facility realignment charge in the third quarter of 2009. The Company also recorded a non-cash impairment charge of approximately $0.4 million related to furniture and leasehold improvements in the office space. In 2007, the Company entered into a sublease for the second floor of its Saddle River, New Jersey facility through the end of the facility's lease term, January 2016. This sublease will not fully offset the Company's lease obligations for this space; therefore, the Company recorded a $1.0 million charge for facility realignment and related asset impairment for furniture and leasehold improvements in the office space.
Due to continued adverse conditions in the real estate market in 2010, the Company adjusted its assumptions regarding its ability to sublease unoccupied space on the third floor of the Saddle River, New Jersey facility resulting in realignment charges of approximately $2.0 million during the year ended December 31, 2010. The Company is currently seeking to sublease the approximate 47,000 square feet of remaining space in Saddle River, New Jersey.
Dresher, Pennsylvania Facility
During the year ended December 31, 2009, the Company continued to right size its operations in Dresher, Pennsylvania and recorded facility realignment charges of $1.4 million and non-cash impairments of furniture and leasehold improvements of $0.7 million. During 2010 the Company discontinued the operations of its TVG business unit and exited the remaining portion of space at the facility, thus recording additional restructuring charges of $0.3 million for facility realignment and $0.6 million for non-cash asset impairment of furniture and leasehold improvements in discontinued operations for the year ended December 31, 2010. See Note 13, Discontinued Operations, for further information regarding the discontinued operations of TVG.
In the first quarter of 2011, the Company entered into two separate agreements to sublease substantially all of the remaining space in Dresher, Pennsylvania.  These subleases have lease terms that expire on November 30, 2016 in connection with the underlying facility lease.
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2010 to March 31, 2011, of which approximately $2.6 million is included in other accrued expenses and $3.1 million is included in long-term liabilities as of March 31, 2011. The Company recognizes accretion expense in Other (loss) income, net in the Condensed Consolidated Statement of Operations.

	Sales Services	Marketing Services	Total
Balance as of December 31, 2010	$5,029	$1,272	$6,301
Accretion	34	8	42
Adjustments	—	—	—
Payments	(432)	(190)	(622)
Balance as of March 31, 2011	$4,631	$1,090	$5,721

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

6.	FAIR VALUE MEASUREMENTS
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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The valuation methodologies used for the Company's financial instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth in the table below.

	As of March 31, 2011		Fair Value Measurements
	Carrying	Fair	as of March 31, 2011
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$22,043	$22,043	$22,043	$—	$—
Money Market Funds	42,286	42,286	42,286	—	—
	$64,329	$64,329	$64,329	$—	$—

Marketable securities:
Money Market Funds	$63	$63	$63	$—	$—
Mutual Funds	63	63	63	—	—
U.S. Treasury securities	4,044	4,044	4,044	—	—
Government agency securities	1,174	1,174	1,174	—	—
Total	$5,344	$5,344	$5,344	$—	$—

Liabilities:
Contingent Consideration	$1,615	$1,615	$—	$—	$1,615

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of March 31, 2011, the Company did not have any marketable securities in less active markets (level 2). Contingent consideration does not have observable market value and requires a high level of judgment to determine fair value (level 3).
In connection with the November 3, 2010, acquisition of Group DCA the Company recorded $1.6 million of contingent consideration. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. There were no changes in the assumptions or projections used to determine the fair value of contingent consideration as of as of March 31, 2011. The Company recorded $58,000 of accretion expense related to the contingent consideration during the three-month period ended ended March 31, 2011.

Contingent Consideration
Balance as of December 31, 2010	$1,557
Accretion	58
Balance as of March 31, 2011	$1,615
The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments. There is no fair value ascribed to the letters of credit as management does not expect any material losses to result from these instruments because performance is not expected to be required.

7.	COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of March 31, 2011, the Company had outstanding letters of credit of $5.2 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
Litigation
Due to the nature of the businesses in which the Company is engaged, such as product detailing and in the past, the distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company's business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with customers (the scope of which may vary from customer to customer, and the performance of which is not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

8.	COMPREHENSIVE LOSS
 A reconciliation of net loss as reported in the unaudited interim condensed consolidated statements of operations to comprehensive loss, net of taxes is presented in the table below.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(550)	$(1,699)
Other comprehensive income (loss):
Reclassification adjustment for realized loss/(gain) included in net loss	—	—
Unrealized holding gain (loss) on available-for-sale securities, net	3	2
Comprehensive loss	$(547)	$(1,697)
9.         LONG-TERM LIABILITIES

Long-term liabilities consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Rent Payable	$2,298	$2,374
Uncertain tax positions	2,843	4,088
Restructuring	3,068	3,435
Contingent earnout fee	1,615	1,557
Other	150	94
	$9,974	$11,548
See Note 6, Fair Value Measurements, for additional information related to the Group DCA contingent earnout fee above.

10.	STOCK-BASED COMPENSATION
On March 3, 2011, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee (the Compensation Committee) of the Board approved grants of restricted stock to certain executive officers and members of senior management of the Company. The full Board approved the portion of these grants made to the Company’s Chief Executive Officer.  In approving grants under the 2004 plan, the Compensation Committee, and the Board when required, considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel.  As part of the Company's 2010 long-term incentive plan, these grants aggregated 234,598 shares of restricted stock issued with a grant date fair value of $8.44.
The Company recognized $0.7 million and $0.4 million of stock-based compensation expense for the three-month periods ended March 31, 2011 and 2010, respectively. The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs awards granted during the three-month period ended March 31, 2010:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Three Months Ended
March 31, 2010
Risk-free interest rate	1.34%
Expected life	3.5 years
Expected volatility	51.07%
Dividend yield	0.0%
The Company did not issue any SARs awards during the three-month period ended March 31, 2011.

11.	INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense. Due to the Company's valuation allowance position and the existence of a deferred tax liability related to indefinite lived intangibles, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Income tax (benefit) expense	$(1,043)	$66
Effective income tax rate	(66.1)%	4.5%
The income tax benefit for the three-month period ended March 31, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004, & 2008 tax years. Income tax expense for the three-month period ended March 31, 2010 was primarily due to state taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

12.	SEGMENT INFORMATION
The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010.  Corporate charges are allocated to each of the reporting segments on the basis of total salary expense. Corporate charges include corporate headquarters costs and certain depreciation expenses. Certain corporate capital expenditures have not been allocated from Sales Services segment to the other reporting segments since it is impracticable to do so.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Sales Services	Marketing Services	Product Commercialization	Consolidated
Three months ended March 31, 2011:
Revenue	$42,355	$3,747	$—	$46,102
Operating income (loss)	$1,599	$(3,119)	$—	$(1,520)
Capital expenditures	$8	$120	$—	$128
Depreciation expense	$366	$101	$—	$467

Three months ended March 31, 2010:
Revenue	$28,318	$2,814	$—	$31,132
Operating loss	$(1,287)	$(230)	$—	$(1,517)
Capital expenditures	$149	$—	$—	$149
Depreciation expense	$237	$14	$—	$251

13.	DISCONTINUED OPERATIONS
On July 19, 2010, the Board approved closing the TVG business unit. The Company notified employees and issued a press release announcing this decision on July 20, 2010. The decision to take this action resulted from an extensive evaluation of the TVG business in the context of the Company's strategy, which is to focus on outsourced promotional services targeted to healthcare providers, as well as TVG's consistently declining revenues over recent years and the shrinking market in which TVG operates. The Company completed the closure of the TVG operations during the quarter ended September 30, 2010, including the completion of all active customer contracts. The financial statements reflect the presentation of TVG as a discontinued operation in all periods presented.
The table below presents the significant components of TVG’s results included in Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2011 and 2010, respectively.

	Three Months Ended
	March 31,
	2011	2010
Revenue, net	$—	$1,241

Loss from discontinued operations, before income tax	(27)	(181)
Provision for income tax	(13)	—
Loss from discontinued operations, net of tax	$(14)	$(181)
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for TVG as of March 31, 2011 and December 31, 2010 are as follows:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
Current assets	$64	$277
Non-current assets	300	300
Total assets	$364	$577
Current liabilities	$682	$816
Non-current liabilities	1,513	1,560
Total liabilities	$2,195	$2,376

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
Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These statements are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:
·    The effects of the current worldwide economy;
·    Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and healthcare industries;
·    Our customer concentration risk in light of continued consolidation within the pharmaceutical industry and our current business development opportunities;
·    Early termination of a significant services contract, the loss of one or more of our significant customers or a material reduction in service revenues from such customers;
·    Our ability to obtain additional funds in order to implement our business model;
·    Our ability to successfully integrate the acquisition of the Group DCA business and the effect of this acquisition on our ongoing business;
·    Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;
·    Our ability to meet performance goals in incentive-based arrangements with customers;
·    Competition in our industry;
·    Our ability to attract and retain qualified sales representatives and other key employees and management personnel;
·    Product liability claims against us;
·    Failure to comply with laws and regulations or changes to such laws and regulations by us, our industry or our customers;
·    The sufficiency of our insurance and self-insurance reserves to cover future liabilities;
·    Our ability to successfully develop and generate revenue from product commercialization opportunities;
·    Failure of third-party service providers to perform their obligations to us;
·    Volatility of our stock price and fluctuations in our quarterly revenues and earnings;
·    As a percentage of our stock outstanding, our controlling stockholder continuing to have significant influence, which could delay or prevent a change in corporate control that may otherwise be beneficial to our other stockholders;
·    Our anti-takeover defenses could delay or prevent an acquisition and could adversely affect the price of our common stock;
·    Our ability to sublease the unused office space in Saddle River, New Jersey;
·    Failure of, or significant interruption to, the operation of our information technology and communication systems; and
·    The results of any future impairment testing for goodwill and other intangible assets.

PDI, Inc.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
OVERVIEW
We are a leading provider of integrated multichannel outsourced promotional services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States. We are a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers' strategic and financial product objectives. In addition to outsourced sales teams in the United States, we also provide other promotional services, including clinical educator services, digital communications, medical education and teledetailing. Combined, our services offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout their lifecycles, from development through maturity.  We provide innovative and flexible service offerings designed to drive our customers' businesses forward and successfully respond to a continually changing market. Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients. We provide these services through three reporting segments: Sales Services; Marketing Services; and Product Commercialization Services (PC Services). These segments are described in detail under the caption Description of Reporting Segments below.
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
On November 3, 2010, we acquired 100% of the membership interest in Group DCA, LLC (Group DCA), a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. Based in Parsippany, New Jersey, Group DCA leverages the strength of the Internet, multimedia, tablet PCs, dimensional direct mail and its proprietary software, DIAGRAMtm, to deliver non-personal selling solutions via interactive communications exchanges that accommodate the schedules of healthcare providers. Group DCA's proprietary software also yields meaningful response data that allows customers the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of our traditional outsourced promotional services and Group DCA's e-detailing, patient education communications and other digital communications, we expect to be even better positioned to offer customers increased insight and greater engagement, resulting in integrated information and more impactful messages being delivered to healthcare providers across multiple communication channels.
We paid cash (net) of approximately $23.9 million for Group DCA, of which $1.3 million was placed in escrow. As of March 31, 2011, $1.3 million remains in escrow and any remaining amounts will be paid out in May 2012, eighteen months from the date of acquisition. The final purchase price is subject to working capital adjustment in accordance with the purchase agreement. The purchase agreement also provides for the members of Group DCA to earn up to an additional $30 million from the date of acquisition through December 31, 2012. These payouts are based on Group DCA's achievement of revenue and gross profit metrics and range up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012. The metrics for payments related to the period ended December 31, 2010 were not achieved.
On March 3, 2011, we announced the launch of a new business unit within our Sales Services segment, EngageCE, that will provide clinical educator services to our customers. The goal of clinical educators is to work with healthcare providers in the management of chronic diseases to optimize patient care and outcomes. We have seen a growing demand for these types of services by our customers and we believe that the clinical educator services provided via EngageCE will complement traditional sales force efforts and enhance our offerings.

PDI, Inc.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth in our Sales Services and Marketing Services businesses, which provide our customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships. In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers' product portfolios and therefore we expect the market share penetration of outsourced sales organizations to increase in order to address these needs. We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the best-in-class outsourced promotional services organization in the United States. In addition, we continue to diligently evaluate the risks and rewards of opportunities within our PC Services segment as they arise, while enhancing future value-added service offerings, as well as continuing to evaluate acquisitions that will enhance our current service offerings and provide new business opportunities.
DESCRIPTION OF REPORTING SEGMENTS
For the quarter ended March 31, 2011, our three reporting segments were as follows:

▪	Sales Services, which is comprised of the following business units:

•	Dedicated Sales Teams;

•	Shared Sales Teams; and

•	EngageCE.

▪	Marketing Services, which is comprised of the following business units:

•	Pharmakon;

•	Group DCA; and

•	Voice.

▪	PC Services.
 Selected financial information for each of these segments is contained in Note 12, Segment Information, to these interim financial statements and in the discussion under the caption Consolidated Results of Operations.
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
The majority of our Sales Services contracts are terminable by the customer without cause upon 30 days' to 180 days' prior written notice. Additionally, certain contracts include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause. Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination. The loss or termination of multiple Sales Services contracts could have a material adverse effect on our financial condition, results of operations and cash flow.
Our Sales Services contracts generally include standard mutual representations and warranties as well as mutual confidentiality and indemnification provisions, including product liability indemnification for our protection. Most of our contracts also include exclusivity provisions limiting our ability to promote competing products during the contract service period unless consent has been provided by the customer, and may also require the personnel we utilize to be dedicated exclusively to promoting the customer's product for the term of the contract.
Some of our contracts, including contracts with significant customers of ours, may contain performance benchmarks requiring adherence to certain call plan metrics, such as a minimum amount of detailing activity to certain physician targets within a specified time period. Our failure to meet these benchmarks may result in specific financial penalties for us, such as a reduction in our program management fee on our dedicated sales agreements or a discount on the fee we are permitted to charge per detail on our shared sales agreements. Conversely, these same agreements generally include incentive payments that can be earned if our

PDI, Inc.

promotional activities generate results that meet or exceed agreed-upon performance targets, both related to call plan adherence as well as increases in the number of prescriptions written by physician targets.
All of our contracts provide for certain reimbursable out-of-pocket expenses such as travel, meals and entertainment or product sample distribution costs, for which we are reimbursed at cost by our customers. Certain contracts may also provide for reimbursement of other types of expenses depending upon the type of services we are providing to the customer.
Marketing Services
Our Marketing Services reporting segment is comprised of our Pharmakon, Group DCA and Voice business units. Our Pharmakon business unit enters into and performs contracts that generally take the form of either master service agreements (MSAs) with a term of one to three years, or contracts specifically related to particular projects with terms equal to the duration of the project (typically two to six months). These contracts include standard representations and warranties as well as confidentiality and indemnification obligations and are generally terminable by the customer for any reason. Upon termination, the customer is generally responsible for payment of all work completed to date, plus the cost of any nonrefundable commitments made by us on behalf of the customer. There is significant customer concentration in our Pharmakon business, and the loss or termination of one or more of Pharmakon's large MSAs could have a material adverse effect on our financial condition, results of operations or cash flows.
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
PC Services
We are not currently a party to any product commercialization agreements; however, we continue to evaluate potential opportunities within this segment on a very selective and opportunistic basis and may pursue additional opportunities in the future to the extent we are able to mitigate certain risks relating to the investment of our resources.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue, net (Sales). The trends illustrated in this table may not be indicative of future results.

	Three Months Ended
	March 31,
	2011	2010
Revenue, net	100.0%	100.0%
Cost of services	80.5%	79.2%
Gross profit	19.5%	20.8%

Compensation expense	13.0%	14.2%
Other selling, general and administrative expenses	9.8%	11.5%
Total operating expenses	22.8%	25.7%
Operating loss	(3.3)%	(4.9)%

Other (loss) income, net	(0.1)%	0.2%
Loss from continuing operations before income tax	(3.4)%	(4.7)%
Provision for income tax	(2.3)%	0.2%
Loss from continuing operations	(1.2)%	(4.9)%
Loss from discontinued operations, net of tax	—%	(14.6)%
Net loss	(1.2)%	(5.5)%

PDI, Inc.

Group DCA Accounting Impacts
On the date of the Group DCA acquisition, we outlined certain acquisition accounting related items that would impact the Group DCA operating results in the future. The following is an updated summary of how accounting related to the Group DCA acquisition will impact our reported results:

•
As of the purchase date, Group DCA had deferred revenue on its historical closing balance sheet. Had Group DCA not been purchased, that amount would be recorded as revenue by Group DCA as projects were completed through 2011. However, as required by the rules of acquisition accounting, a large part of the deferred revenue at the date of the acquisition did not carry over to PDI after the acquisition, the majority of which impacts 2011. Since revenue recognition for Group DCA is deferred for approximately 3 to 6 months after arrangements are initiated, revenue from contracts signed and initiated with our Group DCA customers in 2011 resulted in no revenue being recorded in the first quarter of 2011. We also believe a very small amount of revenue related to 2011 Group DCA arrangements will be recorded in the second quarter of 2011. This revenue recognition accounting, in and of itself, would not be an issue if deferred revenue from 2010 carried over in full; however, because it did not, the first quarter 2011 revenue does not and the second quarter 2011 revenue will not reflect the amount of business being signed or the normal carryover of deferred revenue at the time of acquisition, making reported revenue much lower than we believe it will be on a normal go-forward basis.

•
Acquisition accounting requires ongoing amortization of finite lived intangibles acquired and valued for accounting purposes as of the date of the acquisition. These include the acquired proprietary technology and the extensive health care provider database. Amortization of these intangibles will result in annual charges of approximately $0.9 million.

•
While not impacting first quarter 2011 results, the accounting for potential earn out payments, is influenced by acquisition accounting. Up to $5.0 million of the potential $30.0 million of earn out payments must be charged against earnings as they are earned over 2011 and 2012. However, in determining the amount that was recorded in the initial purchase price, acquisition accounting required the company to estimate the fair value for the remainder of the $25.0 million of potential earn out payments which we determined by estimating the present value of earn out payments we think are probable on a weighted-risk adjusted basis. The amount we recorded as the fair value of these estimated earn out payments was $1.6 million which is considered part of the initial purchase price for accounting purposes. Going forward, any difference between what we estimated as part of the initial purchase price and our updated estimates of what we actually expect to pay in 2012 and 2013 will be adjusted through the statement of operations. This will result in a charge if the amounts we expect to pay are higher than our original estimates or a gain if the amounts we expect to pay are lower than our original estimates. During the first quarter of 2011, there was no change to the initial assumptions used to determine the fair value of the potential earn out payments and therefore no financial impact.

Results of Continuing Operations for the Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

Revenue, net (in thousands)	Three Months Ended
	March 31,
	2011	2010	Change ($)	Change (%)
Sales Services	$42,355	$28,318	$14,037	49.6%
Marketing Services	3,747	2,814	933	33.2%
PC Services	—	—	—	—
Total	$46,102	$31,132	$14,970	48.1%
Consolidated revenue, net for the quarter ended March 31, 2011 increased by $15.0 million, or 48.1%, to $46.1 million, compared to the quarter ended March 31, 2010. This increase was primarily attributable to new business wins in our Sales Services segment and an increase in our Marketing Services segment due to the addition of Group DCA.
Revenue, net in our Sales Services segment for the quarter ended March 31, 2011 increased by $14.0 million, or 49.6%, to $42.4 million, compared to the quarter ended March 31, 2010. The increase in Sales Services revenue, net was primarily due to 2010 business wins totaling approximately $16.6 million and increased risk share and pass through revenues totaling $1.0 million, partially offset by a reduction in revenue from the expiration of existing contracts of approximately $2.6 million.

PDI, Inc.

Revenue, net in the Marketing Services segment for the quarter ended March 31, 2011 increased by $0.9 million, or 33.2%, to $3.7 million, compared to the quarter ended March 31, 2010.  This increase was primarily attributable to the addition of Group DCA, partially offset by revenue from our Pharmakon business unit decreasing approximately $1.0 million compared to the quarter ended March 31, 2010. Pharmakon’s decrease in revenue, net was the result of a $0.3 million reduction in program revenue, a decrease in program attendee revenue of $0.3 million, and a decrease in direct mail campaign revenue of $0.4 million.
There was no revenue, net in the PC Services segment for the quarters ended March 31, 2011 and 2010, respectively, as there were no ongoing product commercialization activities during either period.

Cost of services (in thousands)	Three Months Ended
	March 31,
	2011	2010	Change ($)	Change (%)
Sales Services	$33,578	$22,843	$10,735	47.0%
Marketing Services	3,537	1,805	1,732	96.0%
PC Services	—	—	—	—
Total	$37,115	$24,648	$12,467	50.6%

Consolidated cost of services for the quarter ended March 31, 2011 increased by $12.5 million, or 50.6%, to $37.1 million, compared to the quarter ended March 31, 2010. This increase was due to higher program expenses in the Sales Services segment in support of the increased revenues discussed above and the fourth quarter 2010 addition of Group DCA to our Marketing Services segment.
Cost of services in our Sales Services segment for the quarter ended March 31, 2011 increased by $10.7 million, or 47.0%, to $33.6 million, compared to the quarter ended March 31, 2010. This increase was directly attributable to the higher number of Sales Services engagements, which require a significant increase in headcount in order to deliver the additional services. The higher headcount resulted in comparable increases in costs related to: recruiting, hiring and training new employees; employee compensation; employee-related benefits; automobile lease expense; and reimbursable travel expenses such as mileage and gas.
Cost of services in our Marketing Services segment for the quarter ended March 31, 2011 increased by $1.7 million, or 96.0%, to $3.5 million, compared to the quarter ended March 31, 2010. The increase was attributable to $2.5 million of Group DCA cost of services, partially offset by reductions at Voice of $0.3 million and of $0.2 million at our Pharmakon business unit which was directly attributable to decreases in the number of programs/meetings executed.
There was no cost of services in the PC Services segment for the quarters ended March 31, 2011 and 2010, respectively, as there were no ongoing product commercialization activities during either period.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$8,777	20.7%	$210	5.6%	$—	—	$8,987	19.5%
2010	5,475	19.3%	1,009	35.9%	—	—	6,484	20.8%
Change	$3,302		$(799)		$—		$2,503

Consolidated gross profit for the quarter ended March 31, 2011 increased by $2.5 million, or 38.6%, to $9.0 million, compared to the quarter ended March 31, 2010. The change in gross profit was primarily attributable to the significant increase in Sales Services gross profit, partially offset by the addition of Group DCA and decline in sales at Pharmakon discussed above. As a percentage of revenues, the increase in Sales Services gross profit percentage was more than offset by the negative gross profit attributable to Group DCA in the Marketing Services segment, resulting in the consolidated gross profit percentage decreasing to 19.5% for the quarter ended March 31, 2011, from 20.8% in the quarter ended March 31, 2010.
The gross profit percentage in our Sales Services segment for the quarter ended March 31, 2011 increased to 20.7%, from 19.3% in the quarter ended March 31, 2010. The increase is the result of improved margins in both our dedicated and shared sales teams primarily due to lower sales force automation costs during the quarter ended March 31, 2011.

PDI, Inc.

The gross profit percentage in our Marketing Services segment for the quarter ended March 31, 2011 decreased to 5.6%, from 35.9% in the quarter ended March 31, 2010. This decrease was primarily attributable to Group DCA's negative gross profit in the first quarter of 2011 due to the impact of acquisition accounting which eliminated the overwhelming majority of Group DCA's deferred revenue on the acquisition date and the modification of the existing revenue recognition rules effective January 1, 2010 as discussed above.
There was no gross profit in our PC Services segment for the quarters ended March 31, 2011 and 2010.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$4,193	9.9%	$1,805	48.2%	$—	—	$5,998	13.0%
2010	3,667	12.9%	769	27.3%	—	—	4,436	14.2%
Change	$526		$1,036		$—		$1,562

Consolidated compensation expense for the quarter ended March 31, 2011 increased by $1.6 million, to $6.0 million, compared to the quarter ended March 31, 2010. As a percentage of consolidated revenues, consolidated compensation expense decreased to 13.0% for the quarter ended March 31, 2011, from 14.2% for the quarter ended March 31, 2010. This decrease is primarily due to the increase in consolidated revenue on a year-over-year basis.
Compensation expense in our Sales Services segment for the quarter ended March 31, 2011 increased by approximately $0.5 million compared to the quarter ended March 31, 2010.  This increase was primarily attributable to increased salary costs within the segment. As a percentage of segment revenue, compensation expense decreased 3.0%, to 9.9% for the quarter ended March 31, 2011, from 12.9% for the quarter ended March 31, 2010. The decline in segment compensation expense as a percent of segment revenue was primarily driven by the significant increase in segment revenue in 2011.
Compensation expense in our Marketing Services segment for the quarter ended March 31, 2011 increased by $1.0 million, to $1.8 million, compared to the quarter ended March 31, 2010.  The increase in segment compensation expense is primarily attributable to the addition of Group DCA in the segment in 2011.  As a percentage of segment revenue, compensation expense increased 20.8%, to 48.2% for the quarter ended March 31, 2011, from 27.3% for the quarter ended March 31, 2010. The increase in segment compensation expense as a percent of segment revenue was due to the addition of Group DCA and the decrease in revenue at Pharmakon.
There were no corporate costs allocated to our PC Services segment for the quarters ended March 31, 2011 and 2010, as there were no ongoing product commercialization activities during either period.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$2,985	7.0%	$1,524	40.7%	$—	—	$4,509	9.8%
2010	3,095	10.9%	470	16.7%	—	—	3,565	11.5%
Change	$(110)		$1,054		$—		$944

Consolidated other selling, general and administrative expenses for the quarter ended March 31, 2011 increased by $0.9 million, to $4.5 million, compared to the quarter ended March 31, 2010. As a percentage of revenue, consolidated other selling, general and administrative expenses decreased to 9.8% for the quarter ended March 31, 2011, from 11.5% in the quarter ended March 31, 2010, due to the significant increase in consolidated revenue.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended March 31, 2011 decreased by $0.1 million, to $3.0 million, compared to the quarter ended March 31, 2010. As a percentage of segment revenue, other selling, general and administrative expenses decreased 3.9%, to 7.0% for the quarter ended March 31, 2011, from 10.9% in the quarter ended March 31, 2010. This decrease was primarily attributable to a decrease in allocated corporate costs.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended March 31, 2011 increased by $1.1 million compared to the quarter ended March 31, 2010 due to the addition of Group DCA. Other selling, general and administrative expenses as a percentage of revenue increased 24.0%, to 40.7% for the quarter ended March 31, 2011, from 16.7% in the quarter ended March 31, 2010 due to the addition of Group DCA.

PDI, Inc.

There were no corporate costs allocated to our PC Services segment for the quarters ended March 31, 2011 and 2010, as there were no ongoing activities from this segment during either period.
Operating loss
We had operating losses of $1.5 million and $1.5 million for the quarters ended March 31, 2011 and 2010, respectively.  The improvement in operating loss was primarily due to the increase in Sales Services revenue partially offset the by the first quarter loss associated with Group DCA.
Provision for income tax
We had an income tax benefit of approximately $1.0 million for the quarter ended March 31, 2011, compared to income tax expense of $66,000 for the quarter ended March 31, 2010. The income tax benefit for the quarter ended March 31, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004, & 2008 tax years. Income tax expense for the quarter ended March 31, 2010 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2011, we had cash and cash equivalents and short-term investments of approximately $64.5 million and working capital of $37.1 million, compared to cash and cash equivalents and short-term investments of approximately $62.9 million and working capital of approximately $37.3 million at December 31, 2010.   As of March 31, 2011, we had no commercial debt.
For the three-month period ended March 31, 2011, net cash provided by operating activities was $1.8 million, compared to $0.9 million of net cash provided by operating activities for the three-month period ended March 31, 2010.  The main components of cash provided by operating activities during the three-month period ended March 31, 2011 were the increase in unearned contract revenue of $2.9 million, a decrease in accounts receivable of $4.6 million, partially offset by a decrease in other accrued expenses of $3.2 million and long-term liabilities of $1.7 million. The main component of cash provided by operating activities during the three-month period ended March 31, 2010 was the receipt of a $3.3 million income tax refund, partially offset by the net loss of $1.7 million.
As of March 31, 2011 and December 31, 2010, we had $3.9 million and $3.4 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of March 31, 2011 and December 31, 2010, we had $16.3 million and $13.4 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue, and are recorded as income when earned.
For the three-month period ended March 31, 2011, net cash used in investing activities was $0.1 million compared to $0.7 million of cash used in investing activities during the three-month period ended March 31, 2010. All capital expenditures were funded out of available cash.  For the three-month period ended March 31, 2011, net cash used in financing activities represented shares of our stock that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.
Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the three-month period ended March 31, 2011, we had three customers that accounted for approximately 48.1%, 17.0% and 16.4% of our service revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or significant reduction of business from any of our significant customers, or a decrease in demand for our services, could have a material adverse effect on our financial condition and results of operations.  In addition, Shared Sales Teams’ services to our second largest customer are seasonal in nature, occurring primarily in the winter season.
Going Forward
Our primary sources of liquidity are cash generated from our operations, available cash and cash equivalents and short-term investments.  These sources of liquidity are needed to fund our working capital requirements and 2011 estimated capital expenditures of approximately $2.0 million.
We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months. However, we may require alternative forms of financing to achieve our longer-term strategic plans.

PDI, Inc.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our market risks primarily consist of the impact of changes in the market value of certain of our investments. As of March 31, 2011, no material change had occurred in our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 included in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
Changes in internal controls
In November 2010, we completed the acquisition of Group DCA. We excluded this business from Management’s Report on Internal Control over Financial Reporting as of December 31, 2010. We will include this business in Management's Report on Internal Control Financial Reporting as of December 31, 2011.
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
Item 1A. Risk Factors
There have been no other material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

PDI, Inc.

Item 6.  Exhibits

Exhibit No.	Description

10.1*	Amended Stock Appreciation Rights Agreement for Nancy Lurker, filed herewith.

10.2*	Amended Stock Appreciation Rights Agreement for David Kerr, filed herewith.

10.3*	Amended New Hire Chief Executive Officer Term Sheet, filed herewith.

10.4*	Agreement and General Release with Howard Drazner (incorporated by reference to the registrant's current report on Form 8-K/A filed with the SEC on February 28, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*—Denotes compensatory plan, compensation arrangement or management contract.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 4, 2011	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer