Form 10-Q
period 2011-06-30
PDI INC
filed 2011-08-10
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 7, 2011
Common stock, $0.01 par value	14,723,168

PDI, Inc.
Form 10-Q for Period Ended June 30, 2011

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$64,020	$62,711
Short-term investments	124	147
Accounts receivable, net	4,730	11,057
Unbilled costs and accrued profits on contracts in progress	1,978	3,363
Other current assets	4,261	3,374
Total current assets	75,113	80,652
Property and equipment, net	3,267	3,947
Goodwill	23,976	23,976
Other intangible assets, net	9,758	10,393
Other long-term assets	4,837	5,421
Total assets	$116,951	$124,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,075	$3,266
Unearned contract revenue	15,266	13,417
Accrued salary and bonus	9,910	10,664
Other accrued expenses	9,032	15,981
Total current liabilities	38,283	43,328
Long-term liabilities	9,348	11,548
Total liabilities	47,631	54,876

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized;
15,797,167 and 15,463,995 shares issued, respectively;
14,722,834 and 14,390,788 shares outstanding, respectively	158	155
Additional paid-in capital	126,043	124,787
Accumulated deficit	(43,262)	(41,817)
Accumulated other comprehensive income	10	8
Treasury stock, at cost (1,074,333 and 1,073,207 shares, respectively)	(13,629)	(13,620)
Total stockholders' equity	69,320	69,513
Total liabilities and stockholders' equity	$116,951	$124,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue, net	$40,626	$32,849	$86,728	$63,981
Cost of services	31,640	25,074	68,755	49,721
Gross profit	8,986	7,775	17,973	14,260

Compensation expense	6,174	4,528	12,172	8,963
Other selling, general and administrative expenses	3,484	3,300	7,993	6,866
Facilities realignment	—	583	—	583
Total operating expenses	9,658	8,411	20,165	16,412
Operating loss	(672)	(636)	(2,192)	(2,152)
Other (loss) income, net	(23)	10	(82)	75
Loss from continuing operations before income tax	(695)	(626)	(2,274)	(2,077)
Provision (benefit) for income tax	188	70	(855)	137
Loss from continuing operations	(883)	(696)	(1,419)	(2,214)
Loss from discontinued operations, net of tax	(12)	(194)	(26)	(375)
Net loss	$(895)	$(890)	$(1,445)	$(2,589)

Basic loss per share of common stock from:
Continuing operations	$(0.06)	$(0.05)	$(0.10)	$(0.16)
Discontinued operations	—	(0.01)	—	(0.02)
Net loss per basic share of common stock	$(0.06)	$(0.06)	$(0.10)	$(0.18)

Diluted loss per share of common stock from:
Continuing operations	$(0.06)	$(0.05)	$(0.10)	$(0.16)
Discontinued operations	—	(0.01)	—	(0.02)
Net loss per diluted share of common stock	$(0.06)	$(0.06)	$(0.10)	$(0.18)

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,413	14,289	14,386	14,274
Diluted	14,413	14,289	14,386	14,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(1,445)	$(2,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,564	763
Contingent consideration and realignment accrual accretion	179	67
Reversal of contingent consideration accrual	(191)	—
Provision for bad debt	3	15
Stock-based compensation	1,259	788
Other changes in assets and liabilities:
Decrease in accounts receivable	6,327	4,149
Decrease (increase) in unbilled costs	1,385	(1,459)
Decrease in income tax refund receivable	—	3,298
Increase in other current assets	(302)	(728)
Increase in other long-term assets	(4)	—
Increase (decrease) in accounts payable	809	(1,263)
Increase in unearned contract revenue	1,849	5,200
(Decrease) increase in accrued salaries and bonus	(754)	1,298
(Decrease) increase in other accrued expenses	(6,924)	128
Decrease in long-term liabilities	(2,188)	(191)
Net cash provided by operating activities	1,567	9,476

Cash Flows From Investing Activities
Purchase of property and equipment	(249)	(1,024)
Net cash used in investing activities	(249)	(1,024)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(9)	(24)
Net cash used in financing activities	(9)	(24)

Net increase in cash and cash equivalents	1,309	8,428
Cash and cash equivalents – beginning	62,711	72,463
Cash and cash equivalents – ending	$64,020	$80,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (SEC).  The interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
On November 3, 2010, the Company acquired 100% of the membership interest in Group DCA, a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. On July 19, 2010, the Company’s Board of Directors (Board) approved closing the TVG Marketing Research & Consulting (TVG) business unit. The Company completed the closure of TVG operations during the period ended September 30, 2010. These interim financial statements reflect the presentation of TVG as a discontinued operation for the three- and six-month periods ended June 30, 2011 and 2010, respectively.  See Note 13 to the interim financial statements for additional detail regarding the discontinued operations of TVG.
On August 1, 2011 the Company announced the formation of its new business unit, Interpace BioPharma. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. The initial revenue and costs associated with this unit are reflected in the Product Commercialization Services (PC Services) segment for both the three- and six-month periods ended June 30, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Estimates
The preparation of the interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include incentives earned or penalties incurred on contracts, best estimate of selling price in multiple element arrangements, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, income tax accruals, acquisition accounting, asset impairments and facilities realignment accruals.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic weighted average number of common shares	14,413	14,289	14,386	14,274
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted average number of common shares	14,413	14,289	14,386	14,274
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

on loss per share for the following periods because they would have been anti-dilutive:

	Three and Six Months Ended
	June 30,
	2011	2010
Options	143	233
Stock-settled stock appreciation rights (SARs)	363	490
Restricted stock/units	614	469
Performance contingent SARs	280	305
	1,400	1,497
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, and indefinite lived intangible assets and our consolidated financial results. At June 30, 2011 no indicators of impairment were identified.
Long-Lived Assets
The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not identify any events or changes in circumstances that indicated that the carrying value of such assets may not be recoverable during the six-month period ended June 30, 2011.
Reclassifications
The Company reclassified certain prior period financial statement balances to conform to the current year presentation. See Note 13, Discontinued Operations, for further information.
Forward Looking Accounting Standards Updates
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, "Presentation of Comprehensive Income" (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material effect on the Company's operating results or financial position.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Recently Adopted Accounting Standards Updates
In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), “Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force”. ASU 2009-13 updates the existing multiple-deliverable revenue arrangements guidance included under Accounting Standards Codification 605-25. The revised guidance:

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

•	establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on:

◦	vendor-specific objective evidence (VSOE) if available;

◦	third party evidence (TPE) if VSOE is not available; or

◦	an estimated selling price if neither VSOE nor TPE is available;

•	requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis; and

•	expands the disclosure requirements for multiple-deliverable revenue arrangements.
The Company frequently provides promotional services under multiple-deliverable revenue arrangements (Arrangements) through its Pharmakon and Group DCA business units. The significant deliverables in these Arrangements generally include:

•	for Pharmakon:

◦	recruitment mailings (Recruitment) to generate attendance at interactive meetings and events; and

◦	the various forms of interactive meetings and events (Events); and

•	for Group DCA;

◦	the content development phase (Development) of an interactive digital program; and

◦
the hosting period (Delivery) of an interactive digital program, which could include various services, but is primarily comprised of i) the design and delivery of recruitment activities to generate participation in a program and ii) the online hosting, program management and progress reporting services.

ASU 2009-13 became effective for, and was adopted by, the Company beginning January 1, 2011 on a prospective basis. The adoption of ASU 2009-13 as of January 1, 2011 impacted the revenue recognition policies of the Company's marketing segment business units as follows:
Prior to the Adoption of ASU 2009-13
Prior to its adoption of ASU 2009-13, the Company separated the deliverables in its Arrangements into separate units of accounting, as required by the applicable revenue recognition accounting guidance in effect at the time, if a) the delivered item(s) had value to the customer on a standalone basis, b) there was objective and reliable evidence of fair value of the undelivered item(s), and c) if an arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) was considered probable and substantially in the control of the Company. The application of this guidance resulted in the following accounting treatment at each business unit:
Pharmakon
In general, prior to January 1, 2011 and the adoption of ASU 2009-13, the Company divided the deliverables within these Arrangements into two units of accounting: Recruitment and Events. Recruitment, which is delivered in advance of the Events, was determined to have standalone value to the customer. The Company was able to establish VSOE for the undelivered item, the Events, based on prices charged to its customers when sold on a standalone basis. Revenue was allocated to the deliverables using the residual value method, and was then recognized in accordance with the revenue recognition policies of the individual units of accounting based on the characteristics of the underlying deliverables.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Generally, revenue was recognized as Recruitment mailings were mailed and when Events were conducted.
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
Impact of the Adoption of ASU 2009-13
Pharmakon
Effective January 1, 2011, the residual value method was no longer an allowable method of allocating arrangement consideration. Pharmakon now utilizes the selling price hierarchy, described above. In applying this hierarchy, the Company first determined that both VSOE and TPE continue to be unavailable for establishing the relative selling price of Recruitment. Based on that determination, the Company now utilizes its best estimate to determine the selling price of this deliverable. The Company has determined that the rate card price Pharmakon charges for this service represents the best estimate of selling price of the Recruitment deliverable as the business unit has an established pricing policy and the rate card price is the price Pharmakon would charge its customers for this service if provided on a standalone basis. The rate card price was determined by estimating the average cost incurred by Pharmakon to provide this service to its customers plus an average profit margin per the business unit pricing policy, and is consistent with the pricing on all services provided by Pharmakon. The application of ASU 2009-13 resulted in little to no change in the allocation of consideration when compared to the residual value method and therefore the adoption of ASU 2009-13 did not have a material impact on Pharmakon revenue recognition during the six-month period ended June 30, 2011, and is not expected to have a material impact on subsequent periods.
Group DCA
Under the guidance in ASU 2009-13, Group DCA is now required to estimate the selling price of a deliverable if it has standalone value to the customer and both VSOE and TPE of the selling price are not available. As a result, the deliverables in Group DCA Arrangements have been determined to be separate units of accounting and consideration is allocated based on relative selling prices. Selling prices are estimated for most deliverables through an analysis of historical selling price as well as estimated internal labor hours and an average billing rate based on employee costs. Revenue is recognized for each unit of accounting depending upon the characteristics of their underlying deliverables. For Development, revenue is recognized as the service is being provided to the customer. Revenue allocated to Delivery is recognized ratably over the hosting period. The adoption of the new guidance did not materially impact Group DCA revenue recognition during the six-month period ended June 30, 2011.

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of June 30, 2011 and December 31, 2010, the carrying value of available-for-sale securities was approximately $124,000 and $147,000, respectively, and is included in short-term investments.  Available-for-sale securities at June 30, 2011 and December 31, 2010 consisted of approximately $62,000 and $76,000, respectively, in money market accounts, and approximately $62,000 and $71,000, respectively, in mutual funds.  At June 30, 2011, there were no gross unrealized holding gains and $10,000 of gross unrealized holding losses included in accumulated other comprehensive income.  At December 31, 2010, accumulated other comprehensive income included gross unrealized holding gains of approximately $8,000 and no gross unrealized holding losses.  There were no gross realized gains or losses included in other income, net in the three- and six-month periods ended June 30, 2011 and 2010.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $5.0 million and $5.4 million at June 30, 2011 and December 31, 2010, respectively, as collateral for its existing insurance policies and facility leases.
At June 30, 2011 and December 31, 2010, held-to-maturity investments included the following:

		Maturing			Maturing
	June 30, 2011	within 1 year	after 1 year through 3 years	December 31, 2010	within 1 year	after 1 year through 3 years
Cash/money accounts	$65	$65	$—	$80	$80	$—
US Treasury securities	4,032	—	4,032	4,093	—	4,093
Government agency securities	1,143	490	653	1,181	—	1,181
Total	$5,240	$555	$4,686	$5,354	$80	5,274
At June 30, 2011 and December 31, 2010, held-to-maturity investments were recorded in the following accounts:

	June 30, 2011	December 31, 2010
Other current assets	$555	$80
Other long-term assets	4,685	5,274
Total	$5,240	$5,354

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and finite-lived intangible assets recorded as of June 30, 2011 are attributable to the 2010 acquisition of Group DCA and the 2004 acquisition of Pharmakon.  As of June 30, 2011 and December 31, 2010, the carrying amount of goodwill was $24.0 million, consisting of $18.9 million and $5.1 million for the Group DCA and Pharmakon business (reporting) units, respectively.
The net carrying value of the identifiable intangible assets as of June 30, 2011 and December 31, 2010 is as follows:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

		As of June 30, 2011			As of December 31, 2010
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Pharmakon:
Customer relationships	7	$1,751	$375	$1,376	$1,751	$250	$1,501
Corporate tradename	7	791	170	621	791	113	678
Group DCA:
Technology	6	4,097	455	3,642	4,097	113	3,984
Healthcare professional database	10	2,203	147	2,056	2,203	36	2,167
Corporate tradename	NA	2,063	—	2,063	2,063	—	2,063
Total		$10,905	$1,147	$9,758	$10,905	$512	$10,393

Amortization expense was $0.3 million and $0.1 million for the three-month periods ended June 30, 2011 and 2010, respectively and $0.6 million and $0.2 million for the six-month periods ended June 30, 2011 and 2010.  Estimated amortization expense for the current and next four years is as follows:

2011	2012	2013	2014	2015
$1,266	$1,266	$1,266	$1,266	$1,266

5.	FACILITIES REALIGNMENT
Saddle River, New Jersey Facility
Prior to December 2009, the Company's corporate headquarters was located in a three-floor facility in Saddle River, New Jersey. In December 2009, the Company relocated its corporate headquarters from its Saddle River, New Jersey facility to a smaller office located in Parsippany, New Jersey. Due to the relocation, the Company recorded a facility realignment charge of approximately $3.9 million in December 2009 and a non-cash impairment charge of approximately $1.5 million related to furniture, leasehold improvements and office equipment in the office space. Effective September 1, 2009, the Company extended the sublease for the first floor of its Saddle River, New Jersey facility through the remainder of the facility lease term. The sublease is expected to provide approximately $2.3 million in sublease income through January 2016, but will not fully offset the Company's lease obligations for this space. As a result, the Company recorded a $0.8 million facility realignment charge in the third quarter of 2009. The Company also recorded a non-cash impairment charge of approximately $0.4 million related to furniture and leasehold improvements in the office space. In 2007, the Company entered into a sublease for the second floor of its Saddle River, New Jersey facility through the end of the facility's lease term, January 2016. This sublease will not fully offset the Company's lease obligations for this space; therefore, the Company recorded a $1.0 million charge for facility realignment and related asset impairment for furniture and leasehold improvements in the office space.
Due to continued adverse conditions in the real estate market in 2010, the Company adjusted its assumptions regarding its ability to sublease unoccupied space on the third floor of the Saddle River, New Jersey facility resulting in realignment charges of approximately $0.6 million and $1.4 million during the quarters ended June 30, 2010 and December 31, 2010, respectively. The Company is currently seeking to sublease the approximate 47,000 square feet of remaining space in Saddle River, New Jersey.
Dresher, Pennsylvania Facility
During the year ended December 31, 2009, the Company continued to right size its operations in Dresher, Pennsylvania and recorded facility realignment charges of $1.4 million and non-cash impairments of furniture and leasehold improvements of $0.7 million. During 2010 the Company discontinued the operations of its TVG business unit and exited the remaining portion of space at the facility, thus recording additional restructuring charges of $0.3 million for facility

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

realignment and $0.6 million for non-cash asset impairments of furniture and leasehold improvements in discontinued operations for the year ended December 31, 2010. See Note 13, Discontinued Operations, for further information regarding the discontinued operations of TVG.
In the first quarter of 2011, the Company entered into two separate agreements to sublease substantially all of the remaining space in Dresher, Pennsylvania.  These subleases have lease terms that expire on November 30, 2016 in connection with the underlying facility lease.
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2010 to June 30, 2011, of which approximately $2.5 million is included in other accrued expenses and $2.7 million is included in long-term liabilities as of June 30, 2011. The Company recognizes accretion expense in Other (loss) income, net in the Condensed Consolidated Statement of Operations.

	Sales Services	Marketing Services	Total
Balance as of December 31, 2010	$5,029	$1,272	$6,301
Accretion	74	14	88
Adjustments	(2)	(11)	(13)
Payments	(739)	(444)	(1,183)
Balance as of June 30, 2011	$4,362	$831	$5,193

6.	FAIR VALUE MEASUREMENTS
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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	As of June 30, 2011		Fair Value Measurements
	Carrying	Fair	as of June 30, 2011
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$22,192	$22,192	$22,192	$—	$—
Money Market Funds	41,828	41,828	41,828	—	—
	$64,020	$64,020	$64,020	$—	$—

Marketable securities:
Money Market Funds	$62	$62	$62	$—	$—
Mutual Funds	62	62	62	—	—
U.S. Treasury securities	4,032	4,032	4,032	—	—
Government agency securities	1,143	1,143	1,143	—	—
Total	$5,299	$5,299	$5,299	$—	$—

Liabilities:
Contingent Consideration	$1,445	$1,445	$—	$—	$1,445

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of June 30, 2011, the Company did not have any marketable securities in less active markets (level 2). Contingent consideration does not have observable market value and requires a high level of judgment to determine fair value (level 3).
In connection with the November 3, 2010, acquisition of Group DCA the Company recorded $1.6 million of contingent consideration. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. During the quarter ended June 30, 2011, the Company determined that a portion of the earn-out was not achievable and reversed the related portion of the contingent consideration within other selling, general and administrative expenses in the condensed consolidated statement of operations. A rollforward of the contingent consideration is as follows:

Contingent Consideration
Balance as of December 31, 2010	$1,557
Accretion	79
Adjustment	(191)
Balance as of June 30, 2011	$1,445
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
Letters of Credit
As of June 30, 2011, the Company had outstanding letters of credit of $5.0 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(895)	$(890)	$(1,445)	$(2,589)
Other comprehensive loss:
Unrealized holding gain (loss) on available-for-sale securities, net	(1)	(3)	2	(1)
Comprehensive loss	$(896)	$(893)	$(1,443)	$(2,590)
9.    LONG-TERM LIABILITIES

Long-term liabilities consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Rent Payable	$2,221	$2,374
Uncertain tax positions	2,843	4,088
Restructuring	2,688	3,435
Contingent earn-out fee	1,445	1,557
Other	151	94
	$9,348	$11,548
See Note 6, Fair Value Measurements, for additional information related to the Group DCA contingent earn-out fee above.

10.	STOCK-BASED COMPENSATION
On March 3, 2011, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee of the Board (the Compensation Committee) approved grants of restricted stock to certain executive officers and members of senior management of the Company.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The full Board approved the portion of these grants made to the Company’s Chief Executive Officer.  In approving grants under the 2004 plan, the Compensation Committee, and the Board when required, considered, among other things, the overall performance of the Company and the business unit of the Company for which the executive has responsibility, the individual contribution and performance level of the executive, and the need to retain key management personnel.  As part of the Company's 2010 long-term incentive plan, these grants aggregated 234,598 shares of restricted stock issued with a grant date fair value of $8.44 per share.
The Company recognized $0.5 million and $0.4 million of stock-based compensation expense for the three-month periods ended June 30, 2011 and 2010, respectively and $1.3 million and $0.8 million of stock-based compensation expense for the six-month periods ended June 30, 2011 and 2010, respectively. The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs awards granted during the three- and six-month periods ended June 30, 2010:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Risk-free interest rate	1.31%	1.34%
Expected life	3.5 years	3.5 years
Expected volatility	51.70%	51.08%
Dividend yield	0.0%	0.0%
The Company did not issue any SARs awards during the six-month period ended June 30, 2011.

11.	INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when, in certain situations, the actual interim period effective tax rate may be used if it provides a better estimate of income tax expense. Due to the Company's valuation allowance position and the existence of a deferred tax liability related to indefinite lived intangibles, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Provision (benefit) for income tax	$188	$70	$(855)	$137
Effective income tax rate	27.1%	11.2%	(37.6)%	6.6%
The income tax benefit for the six-month period ended June 30, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years, partially offset by state taxes and tax expense associated with the tax amortization of indefinite lived intangibles. Income tax expense for the three month period ended June 30, 2011 was primarily due to state taxes and recording a deferred tax liability for tax amortization of goodwill. Income tax expense for the three- and six-month periods ended June 30, 2010 was primarily related to state taxes, as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

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
On August 1, 2011 the Company announced the formation of its new business unit, Interpace BioPharma. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. The initial revenue and costs associated with this unit are reflected in the Product Commercialization Services (PC Services) segment for both the three- and six-month periods ended June 30, 2011.

	Sales Services	Marketing Services	Product Commercialization	Consolidated
Three months ended June 30, 2011:
Revenue	$34,585	$5,357	$684	$40,626
Operating income (loss)	$438	$(1,194)	$84	$(672)
Capital expenditures	$111	$10	$—	$121
Depreciation expense	$370	$93	$—	$463

Three months ended June 30, 2010:
Revenue	$30,327	$2,522	$—	$32,849
Operating loss	$(590)	$(46)	$—	$(636)
Capital expenditures	$875	$—	$—	$875
Depreciation expense	$241	$14	$—	$255

Six months ended June 30, 2011:
Revenue	$76,940	$9,104	$684	$86,728
Operating income (loss)	$2,037	$(4,313)	$84	$(2,192)
Capital expenditures	$119	$130	$—	$249
Depreciation expense	$736	$194	$—	$930

Six months ended June 30, 2010:
Revenue	$58,645	$5,336	$—	$63,981
Operating loss	$(1,876)	$(276)	$—	$(2,152)
Capital expenditures	$1,024	$—	$—	$1,024
Depreciation expense	$478	$28	$—	$506

13.	DISCONTINUED OPERATIONS
On July 19, 2010, the Board approved closing the TVG business unit and subsequently notified employees and issued a press release announcing this decision. The decision to take this action resulted from an extensive evaluation of the TVG business in the context of the Company's strategy, which is to focus on outsourced promotional services targeted to healthcare providers, as well as TVG's consistently declining revenues over recent years and the shrinking market in which TVG operates. The Company completed the closure of the TVG operations during the quarter ended September 30, 2010, including the completion of all active customer contracts. The financial statements reflect the presentation of TVG as a discontinued operation in all periods presented.
The table below presents the significant components of TVG’s results included in Loss from Discontinued Operations

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2011 and 2010, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue, net	$—	$675	$—	$1,916

Loss from discontinued operations, before income tax	(11)	(194)	(38)	(375)
Provision for income tax	1	—	(12)	—
Loss from discontinued operations, net of tax	$(12)	$(194)	$(26)	$(375)
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheet for TVG as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Current assets	$39	$277
Non-current assets	300	300
Total assets	$339	$577
Current liabilities	$421	$816
Non-current liabilities	1,458	1,560
Total liabilities	$1,879	$2,376

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
OVERVIEW
We are a leading provider of integrated multichannel outsourced promotional services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States. We are a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers' strategic and financial product objectives. In addition to outsourced sales teams in the United States, we also provide other promotional services, including clinical educator services, digital communications, medical education, teledetailing and with the formation of our new business unit during the second quarter of 2011, Interpace BioPharma, we provide biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. Combined, our services offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout the product lifecycle, from development through maturity.  We provide innovative and flexible service offerings designed to drive our customers' businesses forward and successfully respond to a continually changing market. Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients. We provide these services through three reporting segments: Sales Services; Marketing Services; and Product Commercialization Services (PC Services). These segments are described in detail under the caption Description of Reporting Segments below.
Our business depends in large part on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced promotional services. In recent years, this demand has been impacted by certain industry-wide factors affecting pharmaceutical, biotechnology and healthcare companies, including, among other things, pressures on pricing, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment, decreased pipeline productivity, a slow-down in the rate of approval of new products by the Food and Drug Administration (FDA) and access to physicians. Additionally, a number of pharmaceutical companies have made changes to their commercial models by reducing the internal number of sales representatives. A significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore benefited from cost control measures implemented by these companies and their resultant increased reliance on outsourced promotional services. Conversely, certain of our Marketing Services customers delayed the implementation or reduced the scope of a number of marketing initiatives. In addition to fluctuations in customer demand, we continue to experience a high degree of customer concentration and this trend may continue as a result of recent and continuing consolidation within the pharmaceutical industry.
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
We paid cash (net) of approximately $23.9 million for Group DCA, of which $1.3 million was placed in escrow. As of June 30, 2011, $1.3 million remains in escrow and any remaining amounts will be paid out in May 2012, eighteen months from the date of acquisition. The final purchase price is subject to working capital adjustment in accordance with the purchase agreement. The purchase agreement also provides for the members of Group DCA to earn up to an additional $30 million from the date of acquisition through December 31, 2012. These payouts are based on Group DCA's achievement of revenue and gross profit metrics and range up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012. The metrics for payments related to the period ended December 31, 2010 were not achieved.
On March 3, 2011, we announced the launch of a new business unit within our Sales Services segment, EngageCE, that will provide clinical educator services to our customers. The goal of clinical educators is to work with healthcare providers in the

PDI, Inc.

management of chronic diseases to optimize patient care and outcomes. We have seen a growing demand for these types of services by our customers and we believe that the clinical educator services provided via EngageCE will complement traditional sales force efforts and enhance our offerings.
On August 1, 2011 the Company announced the formation of its new business unit, Interpace BioPharma. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. The initial revenue and costs associated with this unit are reflected in the PC Services segment for both the three- and six-month periods ended June 30, 2011.
While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth in our Sales Services, Marketing Services and PC Services businesses, which provide our customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships. In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers' product portfolios and therefore we expect the market share penetration of outsourced sales organizations to increase in order to address these needs. We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the best-in-class outsourced promotional services organization in the United States. In addition, we continue to diligently evaluate the risks and rewards of opportunities within our PC Services segment as they arise, while enhancing future value-added service offerings, as well as continuing to evaluate acquisitions that will enhance our current service offerings and provide new business opportunities.
DESCRIPTION OF REPORTING SEGMENTS
For the quarter ended June 30, 2011, our three reporting segments were as follows:

▪	Sales Services, which is comprised of the following business units:

•	Dedicated Sales Teams;

•	Shared Sales Teams; and

•	EngageCE.

▪	Marketing Services, which is comprised of the following business units:

•	Pharmakon;

•	Group DCA; and

•	Voice.

▪	PC Services;

•	Interpace BioPharma.
 Selected financial information for each of these segments is contained in Note 12, Segment Information, to these interim financial statements and in the discussion under the caption Consolidated Results of Operations.
Nature of Contracts by Segment
Sales Services
Contracts within our Sales Services reporting segment consist primarily of detailing agreements and are nearly all fee-for-service arrangements.  The term of these contracts is typically between one and two years. On occasion, certain contracts have terms that are shorter or longer due to the seasonal nature of the products or at the request of the customer. All agreements, whether or not specifically provided for by terms within the contract, may be renewed or extended upon mutual agreement of the parties as to revised terms for provisions such as pricing, penalties, incentives and performance metrics.
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

PDI, Inc.

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
Our Group DCA business unit enters into and performs contracts with our major customers that generally take the form of MSAs and typically have a term of one to three years.  These contracts include standard representations and warranties, as well as confidentiality and indemnification obligations, and are generally terminable by the customer or us for any reason.  There is significant customer concentration within our Group DCA business unit.
PC Services
Our PC Services segment currently consists of our Interpace BioPharma business unit. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue, net (Sales). The trends illustrated in this table may not be indicative of future results.

PDI, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	77.9%	76.3%	79.3%	77.7%
Gross profit	22.1%	23.7%	20.7%	22.3%

Compensation expense	15.2%	13.8%	14.0%	14.0%
Other selling, general and administrative expenses	8.6%	10.0%	9.2%	10.7%
Facilities realignment	—%	1.8%	—%	0.9%
Total operating expenses	23.8%	25.6%	23.3%	25.7%
Operating loss	(1.7)%	(1.9)%	(2.5)%	(3.4)%

Other (loss) income, net	(0.1)%	—%	(0.1)%	0.1%
Loss from continuing operations before income tax	(1.7)%	(1.9)%	(2.6)%	(3.2)%
Provision (benefit) for income tax	0.5%	0.2%	(1.0)%	0.2%
Loss from continuing operations	(2.2)%	(2.1)%	(1.6)%	(3.5)%
Loss from discontinued operations, net of tax	—%	(28.7)%	—%	(19.6)%
Net loss	(2.2)%	(2.7)%	(1.7)%	(4.0)%

PDI, Inc.

Group DCA Accounting Impacts
On the date of the Group DCA acquisition, we outlined certain acquisition accounting related items that would impact the Group DCA operating results in the future. The following is an updated summary of how accounting related to the Group DCA acquisition will impact our reported results:

•
As of the purchase date, Group DCA had deferred revenue on its historical closing balance sheet. Had Group DCA not been purchased, that amount would be recorded as revenue by Group DCA as projects were completed through 2011. However, as required by the rules of acquisition accounting, a large part of the deferred revenue at the date of the acquisition did not carry over to PDI after the acquisition, the majority of which impacts 2011, making reported revenue for the first six months of 2011 lower than we believe it will be on a normal go-forward basis.

•
Acquisition accounting requires ongoing amortization of finite lived intangibles acquired and valued for accounting purposes as of the date of the acquisition. These include the acquired proprietary technology and the extensive health care provider database. Amortization of these intangibles will result in annual charges of approximately $0.9 million.

•
The accounting for potential earn-out payments is influenced by acquisition accounting. Up to $5.0 million of the potential $30.0 million of earn-out payments must be charged against earnings as they are earned over 2011 and 2012. However, in determining the amount that was recorded in the initial purchase price, acquisition accounting required the company to estimate the fair value for the remainder of the $25.0 million of potential earn-out payments which we determined by estimating the present value of earn-out payments we think are probable on a weighted risk-adjusted basis. The amount we recorded as the fair value of these estimated earn-out payments was $1.6 million, which is considered part of the initial purchase price for accounting purposes. During the quarter ended June 30, 2011 we recognized a benefit of $0.2 million in our Marketing Services segment, as the amount we expect to pay as of June 30, 2011 is lower than our original estimate. Going forward, any difference between our June 30, 2011 estimate and our updated estimates of expected payments in 2012 and 2013 will be adjusted through the statement of operations. This will result in a charge if the amounts we expect to pay are higher than our June 30, 2011 estimate or an additional gain if the amounts we expect to pay are lower than our June 30, 2011 estimate.

Results of Continuing Operations for the Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

Revenue, net (in thousands)	Three Months Ended
	June 30,
	2011	2010	Change ($)	Change (%)
Sales Services	$34,585	$30,327	$4,258	14.0%
Marketing Services	5,357	2,522	2,835	112.4%
PC Services	684	—	684	—
Total	$40,626	$32,849	$7,777	23.7%
Consolidated revenue, net (revenue) for the quarter ended June 30, 2011 increased by $7.8 million, or 23.7%, to $40.6 million, compared to the quarter ended June 30, 2010. This increase was primarily attributable to new business wins in our Sales Services segment and an increase in our Marketing Services segment revenue due to the addition of Group DCA.
Revenue in our Sales Services segment for the quarter ended June 30, 2011 increased by $4.3 million, or 14.0%, to $34.6 million, compared to the quarter ended June 30, 2010. The increase in Sales Services revenue was primarily due to business wins in the second half 2010 totaling approximately $11.6 million and 2011 new business wins of $1.6 million; partially offset by a reduction in revenue from the expiration or reduction in size of existing contracts of approximately $8.9 million.Revenue in the Marketing Services segment for the quarter ended June 30, 2011 increased by $2.8 million, or 112.4%, to $5.4 million, compared to the quarter ended June 30, 2010.  This increase was primarily attributable to the addition of Group DCA, partially offset by decreases of $0.2 million in revenue in both our Pharmakon and PDI Voice business units when compared to the quarter ended June 30, 2010.
Revenue in the PC Services segment for the quarter ended June 30, 2011 of $0.7 million is related to operational support services under our new fee for service arrangement. There was no revenue in the PC Services segment for the quarter ended June 30, 2010 as there were no ongoing product commercialization activities during the period.

PDI, Inc.

Cost of services (in thousands)	Three Months Ended
	June 30,
	2011	2010	Change ($)	Change (%)
Sales Services	$28,223	$23,658	$4,565	19.3%
Marketing Services	3,017	1,416	1,601	113.1%
PC Services	400	—	400	NA
Total	$31,640	$25,074	$6,566	26.2%

Consolidated cost of services for the quarter ended June 30, 2011 increased by $6.6 million, or 26.2%, to $31.6 million, compared to the quarter ended June 30, 2010. This increase was due to higher program expenses in the Sales Services segment in support of the increased revenues discussed above and the fourth quarter 2010 addition of Group DCA to our Marketing Services segment.
Cost of services in our Sales Services segment for the quarter ended June 30, 2011 increased by $4.6 million, or 19.3%, to $28.2 million, compared to the quarter ended June 30, 2010. This increase was directly attributable to the higher number of Sales Services engagements, which required a significant increase in headcount to deliver the additional services. The higher headcount resulted in corresponding increases in costs related to: recruiting, hiring and training new employees; employee compensation; employee-related benefits; automobile lease expense; and reimbursable travel expenses such as mileage and gas.
Cost of services in our Marketing Services segment for the quarter ended June 30, 2011 increased by $1.6 million, or 113.1%, to $3.0 million, compared to the quarter ended June 30, 2010. The increase was attributable to $2.0 million of Group DCA cost of services, partially offset by reductions of $0.2 million at our Voice business unit and $0.2 million at our Pharmakon business unit, which was directly attributable to decreases in the number of programs/meetings executed.
Cost of services in our PC Services segment for the quarter ended June 30, 2011 was $0.4 million. There was no cost of services in the PC Services segment for the quarter ended June 30, 2010 as there were no ongoing product commercialization activities during the period.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$6,362	18.4%	$2,340	43.7%	$284	41.5%	$8,986	22.1%
2010	6,669	22.0%	1,106	43.9%	—	—	7,775	23.7%
Change	$(307)		$1,234		$284		$1,211

Consolidated gross profit for the quarter ended June 30, 2011 increased by $1.2 million, or 15.6%, to $9.0 million, compared to the quarter ended June 30, 2010. The change in consolidated gross profit was primarily attributable to the addition of Group DCA.
The gross profit percentage in our Sales Services segment for the quarter ended June 30, 2011 decreased to 18.4%, from 22.0% in the quarter ended June 30, 2010. The decrease was primarily attributable to the decline in margin within our Shared Sales business unit as a result of the fixed management costs incurred to generate lower Shared Sales Teams revenue in the quarter ended June 30, 2011.
The gross profit percentage in our Marketing Services segment for the quarter ended June 30, 2011 remained relatively flat at 43.7%, compared to 43.9% in the quarter ended June 30, 2010.
Gross profit in our PC Services segment for the quarter ended June 30, 2011 was approximately $0.3 million. There was no gross profit in the PC Services segment for the quarter ended June 30, 2010 as there were no ongoing product commercialization activities during the period.

PDI, Inc.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$3,705	10.7%	$2,366	44.2%	$103	15.1%	$6,174	15.2%
2010	3,765	12.4%	763	30.3%	—	—	4,528	13.8%
Change	$(60)		$1,603		$103		$1,646

Consolidated compensation expense for the quarter ended June 30, 2011 increased by $1.6 million, to $6.2 million, compared to the quarter ended June 30, 2010. As a percentage of consolidated revenue, consolidated compensation expense increased to 15.2% for the quarter ended June 30, 2011, from 13.8% for the quarter ended June 30, 2010. This increase is primarily due to the increase in headcount from the addition of Group DCA.
Compensation expense in our Sales Services segment for the quarter ended June 30, 2011 was relatively flat compared to the quarter ended June 30, 2010.  As a percentage of segment revenue, compensation expense decreased 1.7%, to 10.7% for the quarter ended June 30, 2011, from 12.4% for the quarter ended June 30, 2010. The decline in segment compensation expense as a percent of segment revenue was primarily driven by the increase in segment revenue in the quarter ended June 30, 2011.
Compensation expense in our Marketing Services segment for the quarter ended June 30, 2011 increased by $1.6 million, to $2.4 million, compared to the quarter ended June 30, 2010.  The increase in segment compensation expense is primarily attributable to the addition of Group DCA.  As a percentage of segment revenue, compensation expense increased 13.9%, to 44.2% for the quarter ended June 30, 2011, from 30.3% for the quarter ended June 30, 2010. The increase in segment compensation expense as a percent of segment revenue was primarily due to the addition of Group DCA.
Compensation expense in our PC Services segment for the quarter ended June 30, 2011 of $0.1 million is attributable to the allocation of corporate support costs. There was no compensation expense for the quarter ended June 30, 2010, as there were no ongoing product commercialization activities during the period.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$2,219	6.4%	$1,168	21.8%	$97	14.2%	$3,484	8.6%
2010	2,911	9.6%	389	15.4%	—	—	3,300	10.0%
Change	$(692)		$779		$97		$184

Consolidated other selling, general and administrative expenses for the quarter ended June 30, 2011 increased by $0.2 million, to $3.5 million, compared to the quarter ended June 30, 2010. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased to 8.6% for the quarter ended June 30, 2011, from 10.0% in the quarter ended June 30, 2010, due to the increase in consolidated revenue.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended June 30, 2011 decreased by $0.7 million, to $2.2 million, compared to the quarter ended June 30, 2010. As a percentage of segment revenue, other selling, general and administrative expenses decreased 3.2%, to 6.4% for the quarter ended June 30, 2011, from 9.6% in the quarter ended June 30, 2010. This decrease was primarily attributable to a decrease in allocated corporate costs.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended June 30, 2011 increased by $0.8 million compared to the quarter ended June 30, 2010 due to the addition of Group DCA. Other selling, general and administrative expenses as a percentage of revenue increased 6.4%, to 21.8% for the quarter ended June 30, 2011, from 15.4% in the quarter ended June 30, 2010 due to the addition of Group DCA.
Other selling, general and administrative expense in our PC Services segment for the quarter ended June 30, 2011 of $0.1 million is attributable to the allocation of corporate support activities. There was no other selling, general and administrative expense for the quarter ended June 30, 2010 as there were no ongoing product commercialization activities during the period.
Facilities Realignment
During the quarter ended June 30, 2010, our Sales Services segment incurred a charge of approximately $0.6 million from adjustments in our assumptions regarding the ability to sublease unoccupied space on the third floor of our Saddle River, New Jersey facility due to continued adverse conditions in the real estate market.

PDI, Inc.

Operating loss
We had operating losses of $0.7 million and $0.6 million for the quarters ended June 30, 2011 and 2010, respectively.  The increased operating loss was primarily due to the second quarter operating loss associated with Group DCA, partially offset by higher revenues in our Sales Services segment and a reduction in corporate operating expenses.
Provision for income tax
We had income tax expense of approximately $0.2 million for the quarter ended June 30, 2011, compared to income tax expense of $66,000 for the quarter ended June 30, 2010. Income tax expense for the quarters ended June 30, 2011 and 2010 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

Results of Continuing Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenue, net (in thousands)	Six Months Ended
	June 30,
	2011	2010	Change ($)	Change (%)
Sales Services	$76,940	$58,645	$18,295	31.2%
Marketing Services	9,104	5,336	3,768	70.6%
PC Services	684	—	684	—
Total	$86,728	$63,981	$22,747	35.6%
Consolidated revenue for the six-month period ended June 30, 2011 increased by $22.7 million, or 35.6%, to $86.7 million, compared to the six-month period ended June 30, 2010. This increase was primarily attributable to new business wins in our Sales Services segment and an increase in revenue in our Marketing Services segment due to the addition of Group DCA.
Revenue in our Sales Services segment for the six-month period ended June 30, 2011 increased by $18.3 million, or 31.2%, to $76.9 million, compared to the six-month period ended June 30, 2010. The increase in Sales Services revenue was primarily due to business wins in the second half of 2010 totaling approximately $25.1 million and 2011 new business wins of $1.6 million, partially offset by a reduction in revenue from the expiration of existing contracts or in the reduction in size of existing contracts of approximately $7.7 million.
Revenue in the Marketing Services segment for the six-month period ended June 30, 2011 increased by $3.8 million, or 70.6%, to $9.1 million, compared to the six-month period ended June 30, 2010.  This increase was primarily attributable to the addition of Group DCA, partially offset by revenue from our Pharmakon business unit decreasing approximately $1.1 million compared to the six-month period ended June 30, 2010. Pharmakon’s decrease in revenue, net was the result of a decrease in program attendee revenue of $0.8 million and a decrease in direct mail campaign revenue of $0.3 million.
Revenue in the PC Services segment for the six-months ended June 30, 2011 was $0.7 million related to operational support services under our new fee for service arrangement. There was no revenue in the six-month period ended June 30, 2010 for this segment.

Cost of services (in thousands)	Six Months Ended
	June 30,
	2011	2010	Change ($)	Change (%)
Sales Services	$61,801	$46,500	$15,301	32.9%
Marketing Services	6,554	3,221	3,333	103.5%
PC Services	400	—	400	—
Total	$68,755	$49,721	$19,034	38.3%

Consolidated cost of services for the six-month period ended June 30, 2011 increased by $19.0 million, or 38.3%, to $68.8 million, compared to the six-month period ended June 30, 2010. This increase was due to higher program expenses in the Sales Services segment in support of the increased revenues discussed above and the fourth quarter 2010 addition of Group DCA to

PDI, Inc.

our Marketing Services segment.
Cost of services in our Sales Services segment for the six-month period ended June 30, 2011 increased by $15.3 million, or 32.9%, to $61.8 million, compared to the six-month period ended June 30, 2010. This increase was directly attributable to the higher number of Sales Services engagements, which require a significant increase in headcount in order to deliver the additional services. The higher headcount resulted in corresponding increases in costs related to: recruiting, hiring and training new employees; employee compensation; employee-related benefits; automobile lease expense; and reimbursable travel expenses such as mileage and gas.
Cost of services in our Marketing Services segment for the six-month period ended June 30, 2011 increased by $3.3 million, or 103.5%, to $6.6 million, compared to the six-month period ended June 30, 2010. The increase was attributable to $4.4 million of Group DCA cost of services, partially offset by reductions at Voice of $0.5 million and of $0.4 million at our Pharmakon business unit which was directly attributable to decreases in the number of programs/meetings executed.
Cost of services in our PC Services segment for the six-month period ended June 30, 2011 was approximately $0.4 million. There was no cost of services for this segment in six-month period ended June 30, 2010 as there was no ongoing product commercialization activity during the period.

Gross profit (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$15,139	19.7%	$2,550	28.0%	$284	41.5%	$17,973	20.7%
2010	12,145	20.7%	2,115	39.6%	—	—	14,260	22.3%
Change	$2,994		$435		$284		$3,713

Consolidated gross profit for the six-month period ended June 30, 2011 increased by $3.7 million, or 26.0%, to $18.0 million, compared to the six-month period ended June 30, 2010. The change in consolidated gross profit was primarily attributable to the significant increase in Sales Services gross profit.
The gross profit percentage in our Sales Services segment for the six-month period ended June 30, 2011 decreased to 19.7%, from 20.7% in the six-month period ended June 30, 2010. The decrease in Sales Services gross profit percentage was attributable to our Shared Sales business unit as a result of our fixed management costs over smaller Shared Sales revenue in the six-month period ended June 30, 2011.
The gross profit percentage in our Marketing Services segment for the six-month period ended June 30, 2011 decreased to 28.0%, from 39.6% in the six-month period ended June 30, 2010. This decrease was primarily attributable to Group DCA's negative gross profit in the first quarter of 2011 due to the impact of acquisition accounting which eliminated the overwhelming majority of Group DCA's deferred revenue on the acquisition date and the application of revenue recognition rules in effect for contracts entered into prior to January 1, 2011. The application of these rules required the recognition of revenue of an interactive digital program over the program's hosting period.
Gross profit in our PC Services segment for the six-month period ended June 30, 2011 was approximately $0.3 million. There was no gross profit in our PC Services segment for the six-month period ended June 30, 2010 as there was no ongoing product commercialization activity during the period.

Compensation expense (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$7,898	10.3%	$4,171	45.8%	$103	15.1%	$12,172	14.0%
2010	7,431	12.7%	1,532	28.7%	—	—	8,963	14.0%
Change	$467		$2,639		$103		$3,209

Consolidated compensation expense for the six-month period ended June 30, 2011 increased by $3.2 million, to $12.2 million, compared to the six-month period ended June 30, 2010. This was primarily driven by the addition of Group DCA in 2011 as well as an increase in stock compensation expense of $0.5 million. As a percentage of consolidated revenue, consolidated compensation expense remained flat at 14.0% as the increase in compensation expense was offset by the increase in consolidated revenue.
Compensation expense in our Sales Services segment for the six-month period ended June 30, 2011 increased by

PDI, Inc.

approximately $0.5 million compared to the six-month period ended June 30, 2010.  This increase was primarily attributable to increased salary costs. As a percentage of segment revenue, compensation expense decreased 2.4%, to 10.3% for the six-month period ended June 30, 2011, from 12.7% for the six-month period ended June 30, 2010. The decline in segment compensation expense as a percent of segment revenue was primarily driven by the significant increase in segment revenue for the six-month period ended June 30, 2011.
Compensation expense in our Marketing Services segment for the six-month period ended June 30, 2011 increased by $2.6 million, to $4.2 million, compared to the six-month period ended June 30, 2010.  The increase in segment compensation expense is primarily attributable to the addition of Group DCA.  As a percentage of segment revenue, compensation expense increased 17.1%, to 45.8% for the six-month period ended June 30, 2011, from 28.7% for the six-month period ended June 30, 2010. The increase in segment compensation expense as a percent of segment revenue was due to the addition of Group DCA and the decrease in revenue at Pharmakon.
Compensation expense in our PC Services segment for the six-month period ended June 30, 2011 of $0.1 million is attributable to the allocation of corporate support costs. There was no compensation expense in our PC Services business unit in the six-month period ended June 30, 2010 as there was no ongoing product commercialization activity during the period.

Other selling, general and administrative expenses (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$5,204	6.8%	$2,692	29.6%	$97	14.2%	$7,993	9.2%
2010	6,007	10.2%	859	16.1%	—	—	6,866	10.7%
Change	$(803)		$1,833		$97		$1,127

Consolidated other selling, general and administrative expenses for the six-month period ended June 30, 2011 increased by $1.1 million, to $8.0 million, compared to the six-month period ended June 30, 2010. The increase was primarily attributable to the addition of Group DCA. As a percentage of revenue, consolidated other selling, general and administrative expenses decreased to 9.2% for the six-month period ended June 30, 2011, from 10.7% in the six-month period ended June 30, 2010, due to the significant increase in consolidated revenue.
Other selling, general and administrative expenses in our Sales Services segment for the six-month period ended June 30, 2011 decreased by $0.8 million, to $5.2 million, compared to the six-month period ended June 30, 2010. As a percentage of segment revenue, other selling, general and administrative expenses decreased 3.4%, to 6.8% for the six-month period ended June 30, 2011, from 10.2% in the six-month period ended June 30, 2010 due to the significant increase in consolidated segment revenue and lower allocated corporate costs.
Other selling, general and administrative expense in our Marketing Services segment for the six-month period ended June 30, 2011 increased by $1.8 million compared to the six-month period ended June 30, 2010 due to the addition of Group DCA. Other selling, general and administrative expenses as a percentage of revenue increased 13.5%, to 29.6% for the six-month period ended June 30, 2011, from 16.1% in the six-month period ended June 30, 2010 due to the addition of Group DCA.
Other selling, general and administrative expense in our PC Services segment for the six-month period ended June 30, 2011 of $0.1 million is attributable to the allocation of corporate support costs. There were no corporate costs allocated to our PC Services segment for the six-month period ended June 30, 2010, as there were no ongoing product commercialization activities during the period.
Facilities Realignment
During the six-month period ended June 30, 2010, our Sales Services segment incurred a charge of approximately $0.6 million from adjustments in our assumptions regarding the ability to sublease unoccupied space on the third floor of our Saddle River, New Jersey facility due to continued adverse conditions in the real estate market.
Operating loss
We had operating losses of approximately $2.2 million for both the six-month periods ended June 30, 2011 and 2010, respectively.  The operating loss was associated with Group DCA, partially offset by higher revenues in our Sales Services segment and a reduction in corporate operating expenses.
Provision for income tax
We had an income tax benefit of approximately $0.9 million for the six-month period ended June 30, 2011, compared to

PDI, Inc.

income tax expense of $0.1 million for the six-month period ended June 30, 2010. The income tax benefit for the six-month period ended June 30, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years. Income tax expense for the six-month period ended June 30, 2010 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2011, we had cash and cash equivalents and short-term investments of approximately $64.0 million and working capital of $36.8 million, compared to cash and cash equivalents and short-term investments of approximately $62.9 million and working capital of approximately $37.3 million at December 31, 2010.   As of June 30, 2011, we had no commercial debt.
For the six-month period ended June 30, 2011, net cash provided by operating activities was $1.6 million, compared to $9.5 million of net cash provided by operating activities for the six-month period ended June 30, 2010.  The main components of cash provided by operating activities during the six-month period ended June 30, 2011 were the decrease in accounts receivable of $6.3 million, non-cash expense items of approximately $3.0 million and an increase in unearned contract revenue of $1.8 million, partially offset by a decrease in other accrued expenses of $6.9 million and long-term liabilities of $2.4 million. The main components of cash provided by operating activities during the six-month period ended June 30, 2010 were an increase in unearned contract revenue of $5.2 million, a decrease in accounts receivable of $4.1 million and the receipt of a $3.3 million income tax refund, partially offset by the net loss of $2.6 million.
As of June 30, 2011 and December 31, 2010, we had $2.0 million and $3.4 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of June 30, 2011 and December 31, 2010, we had $15.3 million and $13.4 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the six-month period ended June 30, 2011, net cash used in investing activities was $0.2 million compared to $1.0 million of cash used in investing activities during the six-month period ended June 30, 2010. All capital expenditures were funded out of available cash.  For the six-month period ended June 30, 2011, net cash used in financing activities represented shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.
Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the six-month period ended June 30, 2011, we had three customers that accounted for approximately 47.9%, 17.1% and 10.6% of our service revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or significant reduction of business from any of our significant customers, or a decrease in demand for our services, could have a material adverse effect on our financial condition and results of operations.  In addition, our Shared Sales business unit's services to our second largest customer are seasonal in nature, occurring primarily in the winter season.
Going Forward
Our primary sources of liquidity are cash generated from our operations, available cash and cash equivalents and short-term investments.  These sources of liquidity are needed to fund our working capital requirements and 2011 estimated capital expenditures of approximately $1.5 million.
We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months. However, we may require alternative forms of financing to achieve our longer-term strategic plans. In the event that our long-term strategic plans require an alternative form of financing, we filed a registration statement on Form S-3 that became effective on July 15, 2011. In the event that our longer-term strategic plans require an alternative form of financing, this registration statement on Form S-3 could allow us to sell securities registered in a public primary offering with a value not exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million.

PDI, Inc.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our market risks primarily consist of the impact of changes in the market value of certain of our investments. As of June 30, 2011, no material change had occurred in our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 included in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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

PDI, Inc.

Item 6.  Exhibits

Exhibit No.	Description

10.1*	Form of Indemnification Agreement (Directors and Executive Officers)(incorporated by reference to the registrant's current report on Form 8-K filed the SEC on April 20, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*—Denotes compensatory plan, compensation arrangement or management contract.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 10, 2011	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer