Form 10-Q
period 2011-09-30
PDI INC
filed 2011-11-10
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 6, 2011
Common stock, $0.01 par value	14,723,168

PDI, Inc.
Form 10-Q for Period Ended September 30, 2011

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$65,451	$62,711
Short-term investments	127	147
Accounts receivable, net	10,797	11,057
Unbilled costs and accrued profits on contracts in progress	2,938	3,363
Other current assets	3,536	3,374
Total current assets	82,849	80,652
Property and equipment, net	2,881	3,947
Goodwill	23,976	23,976
Other intangible assets, net	9,441	10,393
Other long-term assets	5,065	5,421
Total assets	$124,212	$124,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,391	$3,266
Unearned contract revenue	21,383	13,417
Accrued salary and bonus	9,453	10,664
Other accrued expenses	11,920	15,981
Total current liabilities	45,147	43,328
Long-term liabilities	9,524	11,548
Total liabilities	54,671	54,876

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized;
15,797,667 and 15,463,995 shares issued, respectively;
14,723,168 and 14,390,788 shares outstanding, respectively	158	155
Additional paid-in capital	126,467	124,787
Accumulated deficit	(43,465)	(41,817)
Accumulated other comprehensive income	12	8
Treasury stock, at cost (1,074,499 and 1,073,207 shares, respectively)	(13,631)	(13,620)
Total stockholders' equity	69,541	69,513
Total liabilities and stockholders' equity	$124,212	$124,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue, net	$37,246	$35,972	$123,974	$99,952
Cost of services	29,073	27,489	97,828	77,209
Gross profit	8,173	8,483	26,146	22,743

Compensation expense	4,646	4,518	16,818	13,481
Other selling, general and administrative expenses	3,495	3,545	11,488	10,410
Facilities realignment	—	—	—	583
Total operating expenses	8,141	8,063	28,306	24,474
Operating income (loss)	32	420	(2,160)	(1,731)
Other (loss) income, net	(40)	58	(123)	133
Income (loss) from continuing operations before income tax	(8)	478	(2,283)	(1,598)
Provision (benefit) for income tax	183	71	(672)	208
(Loss) income from continuing operations	(191)	407	(1,611)	(1,806)
Loss from discontinued operations, net of tax	(11)	(2,081)	(37)	(2,457)
Net loss	$(202)	$(1,674)	$(1,648)	$(4,263)

Basic (loss) income per share of common stock from:
Continuing operations	$(0.01)	$0.03	$(0.11)	$(0.13)
Discontinued operations	—	(0.15)	—	(0.17)
Net loss per basic share of common stock	$(0.01)	$(0.12)	$(0.11)	$(0.30)

Diluted (loss) income per share of common stock from:
Continuing operations	$(0.01)	$0.03	$(0.11)	$(0.13)
Discontinued operations	—	(0.14)	—	(0.17)
Net loss per diluted share of common stock	$(0.01)	$(0.11)	$(0.11)	$(0.30)

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,479	14,325	14,417	14,291
Diluted	14,479	14,661	14,417	14,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(1,648)	$(4,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,352	1,137
Contingent consideration and realignment accrual accretion	257	106
Reversal of contingent consideration accrual	(191)	—
Provision for bad debt	11	23
Non-cash facilities realignment	—	575
Stock-based compensation	1,683	1,111
Other (gains), losses and expenses, net	—	16
Other changes in assets and liabilities:
Decrease in accounts receivable	260	1,601
Decrease (increase) in unbilled costs	425	(51)
Decrease in income tax refund receivable	—	3,298
(Increase) decrease in other current assets	(534)	2,212
Decrease (increase) in other long-term assets	717	(2,054)
(Decrease) increase in accounts payable	(875)	177
Increase in unearned contract revenue	7,966	1,695
(Decrease) increase in accrued salaries and bonus	(1,211)	3,427
(Decrease) increase in other accrued expenses	(4,037)	3,785
Decrease in long-term liabilities	(2,090)	(330)
Net cash provided by operating activities	3,085	12,465

Cash Flows From Investing Activities
Purchase of property and equipment	(334)	(1,536)
Net cash used in investing activities	(334)	(1,536)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(11)	(37)
Net cash used in financing activities	(11)	(37)

Net increase in cash and cash equivalents	2,740	10,892
Cash and cash equivalents – beginning	62,711	72,463
Cash and cash equivalents – ending	$65,451	$83,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (SEC).  The interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all adjustments (consisting of normal recurring adjustments) that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
On July 19, 2010, the Company’s Board of Directors (Board) approved closing the TVG Marketing Research & Consulting (TVG) business unit. The Company completed the closure of TVG operations during the period ended September 30, 2010. These interim financial statements reflect the presentation of TVG as a discontinued operation for the three- and nine-month periods ended September 30, 2011 and 2010.  See Note 13 to the interim financial statements for additional detail regarding the discontinued operations of TVG.
On November 3, 2010, the Company acquired 100% of the membership interest in Group DCA, LLC (Group DCA), a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries.
On August 1, 2011, the Company announced the formation of its new business unit, Interpace BioPharma. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. The revenue and costs associated with this unit are reflected in the Product Commercialization Services (PC Services) segment for both the three- and nine-month periods ended September 30, 2011.

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
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2011	2010	2011	2010
Basic weighted average number of common shares	14,479	14,325	14,417	14,291
Dilutive effect of stock-based awards	—	336	—	—
Diluted weighted average number of common shares	14,479	14,661	14,417	14,291

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Options	113	180	113	180
Stock-settled stock appreciation rights (SARs)	357	74	357	483
Restricted stock/units	608	18	608	468
Performance contingent SARs	280	305	280	305
	1,358	577	1,358	1,436
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, and indefinite lived intangible assets and our consolidated financial results. At September 30, 2011 no indicators of impairment were identified.
Long-Lived Assets
The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not identify any events or changes in circumstances that indicated that the carrying value of such assets may not be recoverable during the nine-month period ended September 30, 2011.
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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), "Testing Goodwill for Impairment". ASU 2011-08 updates guidance on the periodic testing of goodwill for impairment. This updated guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating ASU 2011-08, but does not believe the adoption will have a material effect on the Company's operating results or financial position.
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
The Company frequently provides promotional services under multiple-deliverable revenue arrangements (Arrangements) through its Pharmakon, Group DCA and Interpace BioPharma business units. The significant deliverables in these Arrangements generally include:

•	for Pharmakon:

◦	recruitment mailings (Recruitment) to generate attendance at interactive meetings and events; and

◦	the various forms of interactive meetings and events (Events);

•	for Group DCA:

◦	the content development phase (Development) of an interactive digital program; and

◦
the hosting period (Delivery) of an interactive digital program, which could include various services, but is primarily comprised of i) the design and delivery of recruitment activities to generate participation in a program and ii) the online hosting, program management and progress reporting services; and

•	for Interpace BioPharma:

◦	full supply chain management, operations, marketing, compliance, and regulatory/medical management services; and

◦	a dedicated sales team providing product detailing services.
ASU 2009-13 became effective for, and was adopted by, the Company beginning January 1, 2011 on a prospective basis. The adoption of ASU 2009-13 as of January 1, 2011 impacted the revenue recognition policies of these business units in the Company's Marketing Services and Product Commercialization Services segments as follows:
Prior to the Adoption of ASU 2009-13

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
Group DCA
The Company acquired Group DCA on November 3, 2010. Historically, Development and Delivery services provided by Group DCA did not qualify as separate units of accounting under the accounting guidance in effect at the time due to the lack of objective and reliable evidence, either from VSOE or TPE, of the fair value of the Delivery unit of accounting, which was the undelivered item in the arrangements. As a result, the Company grouped the deliverables under these Arrangements into one unit of accounting and deferred all revenue related to the programs until it had achieved the recognition criteria applicable to the combined single unit of accounting. Generally, all revenue recognition criteria were met and revenue recognition commenced at the inception of a program's hosting period, and revenue was recognized ratably over the period. Group DCA revenues were not material to the Company's consolidated financial statements during the year ended December 31, 2010.
For further information on the Company's revenue recognition policy refer to "Revenue & Cost of Services" in Footnote 1 in the Company's 2010 Annual Report on Form 10-K.
Impact of the Adoption of ASU 2009-13
Pharmakon
Effective January 1, 2011, the residual value method was no longer an allowable method of allocating arrangement consideration. Pharmakon now utilizes the selling price hierarchy, described above. In applying this hierarchy, the Company first determined that both VSOE and TPE continue to be unavailable for establishing the relative selling price of Recruitment. Based on that determination, the Company now utilizes its best estimate to determine the selling price of this deliverable. The Company has determined that the rate card price Pharmakon charges for this service represents the best estimate of selling price of the Recruitment deliverable as the business unit has an established pricing policy and the rate card price is the price Pharmakon would charge its customers for this service if provided on a standalone basis. The rate card price was determined by estimating the average cost incurred by Pharmakon to provide this service to its customers plus an average profit margin per the business unit pricing policy, and is consistent with the pricing on all services provided by Pharmakon. The application of ASU 2009-13 resulted in little to no change in the allocation of consideration when compared to the residual value method and therefore the adoption of ASU 2009-13 did not have a material impact on Pharmakon revenue recognition during the nine-month period ended September 30, 2011, and is not expected to have a material impact on subsequent periods.
Group DCA
Under the guidance in ASU 2009-13, Group DCA is now required to estimate the selling price of a deliverable if it has standalone value to the customer and both VSOE and TPE of the selling price are not available. As a result, the deliverables in Group DCA Arrangements have been determined to be separate units of accounting and consideration is allocated based on relative selling prices. Selling prices are estimated for most deliverables through an analysis of historical selling price as well as estimated internal labor hours and an average billing rate based on employee costs. Revenue is recognized for each unit of accounting depending upon the characteristics of their underlying deliverables. For Development, revenue is recognized as the service is being provided to the customer. Revenue allocated to Delivery is recognized ratably over the hosting period. The adoption of the new guidance did not materially impact Group DCA revenue recognition during

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

the nine-month period ended September 30, 2011.
Interpace BioPharma
Under the guidance in ASU 2009-13, the Company has determined that there are two units of accounting within its arrangements: the Dedicated Sales Team providing product detailing services; and the Commercial Operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services. Due to the significant level of customization, selling prices are determined for the Dedicated Sales Team through internal development of a program budget consistent with the manner of deriving selling prices that the Company employs in its Sales Services segment. Selling prices for Commercial Operations are determined by estimating the expenditures required to perform the services, plus the addition of a reasonable profit margin consistent with the expected profit margin to be generated by the Dedicated Sales Team. Revenue is recognized for Dedicated Sales Team on a straight-line basis over the product detailing service period which begins upon deployment of the sales force. Revenue is recognized for Commercial Operations as services are provided over the term of the service period. As the formation of Interpace BioPharma occurred during the current year, the new guidance did not have a comparative impact.

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
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of September 30, 2011 and December 31, 2010, the carrying value of available-for-sale securities was approximately $127,000 and $147,000, respectively, and is included in short-term investments.  Available-for-sale securities at September 30, 2011 and December 31, 2010 consisted of approximately $62,000 and $76,000, respectively, in money market accounts, and approximately $65,000 and $71,000, respectively, in mutual funds.  At September 30, 2011, there were no gross unrealized holding gains and $3,000 of gross unrealized holding losses included in accumulated other comprehensive income.  At December 31, 2010, accumulated other comprehensive income included gross unrealized holding gains of approximately $10,000 and no gross unrealized holding losses.  There were no gross realized gains or losses included in other income, net in the three- and nine-month periods ended September 30, 2011 and 2010.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $5.0 million and $5.4 million at September 30, 2011 and December 31, 2010, respectively, as collateral for its existing insurance policies and facility leases.
At September 30, 2011 and December 31, 2010, held-to-maturity investments included the following:

		Maturing			Maturing
	September 30, 2011	within 1 year	after 1 year through 3 years	December 31, 2010	within 1 year	after 1 year through 3 years
Cash/money accounts	$90	$90	$—	$80	$80	$—
US Treasury securities	4,293	251	4,041	4,093	—	4,093
Government agency securities	871	—	871	1,181	—	1,181
Total	$5,254	$341	$4,913	$5,354	$80	5,274

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

At September 30, 2011 and December 31, 2010, held-to-maturity investments were recorded in the following accounts:

	September 30, 2011	December 31, 2010
Other current assets	$341	$80
Other long-term assets	4,913	5,274
Total	$5,254	$5,354

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and finite-lived intangible assets recorded as of September 30, 2011 are attributable to the 2010 acquisition of Group DCA and the 2004 acquisition of Pharmakon.  As of September 30, 2011 and December 31, 2010, the carrying amount of goodwill was $24.0 million, consisting of $18.9 million and $5.1 million for the Group DCA and Pharmakon reporting units, respectively.
The net carrying value of the identifiable intangible assets as of September 30, 2011 and December 31, 2010 is as follows:

		As of September 30, 2011			As of December 31, 2010
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Pharmakon:
Customer relationships	7	$1,751	$438	$1,313	$1,751	$250	$1,501
Corporate tradename	7	791	198	593	791	113	678
Group DCA:
Technology	6	4,097	626	3,471	4,097	113	3,984
Healthcare professional database	10	2,203	202	2,001	2,203	36	2,167
Corporate tradename	NA	2,063	—	2,063	2,063	—	2,063
Total		$10,905	$1,464	$9,441	$10,905	$512	$10,393
Amortization expense was $0.3 million and $0.1 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $1.0 million and $0.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  Estimated amortization expense for the current and next four years is as follows:

2011	2012	2013	2014	2015
$1,266	$1,266	$1,266	$1,266	$1,266

5.	FACILITIES REALIGNMENT
Saddle River, New Jersey Facility
Prior to December 2009, the Company's corporate headquarters were located in a three-floor facility in Saddle River, New Jersey. In December 2009, the Company relocated its corporate headquarters from its Saddle River, New Jersey facility to a smaller office located in Parsippany, New Jersey. Due to the relocation, the Company recorded a facility realignment charge of approximately $3.9 million in December 2009 and a non-cash impairment charge of approximately $1.5 million related to furniture, leasehold improvements and office equipment in the office space. Effective September 1, 2009, the Company extended the sublease for the first floor of its Saddle River, New Jersey facility through the remainder of the facility lease term. The sublease is expected to provide approximately $2.3 million in sublease income through January 2016, but will not fully offset the Company's lease obligations for this space. As a result, the Company recorded a $0.8 million facility realignment charge in the third quarter of 2009. The Company also recorded a non-cash impairment charge of approximately $0.4 million related to furniture and leasehold improvements in the office space.

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
Due to continued adverse conditions in the real estate market in 2010, the Company adjusted its assumptions regarding its ability to sublease unoccupied space on the third floor of the Saddle River, New Jersey facility resulting in realignment charges of approximately $0.6 million and $1.4 million during the quarters ended June 30, 2010 and December 31, 2010, respectively. In September 2011, the Company secured a sublease for the approximately 47,000 square feet of remaining space in Saddle River, New Jersey. This sublease runs through the end of the facility's lease term, January 2016. The Company expects to receive approximately $2.2 million in lease payments over the life of the sublease.
Dresher, Pennsylvania Facility
During the year ended December 31, 2009, the Company continued to right size its operations in Dresher, Pennsylvania and recorded facility realignment charges of $1.4 million and non-cash impairments of furniture and leasehold improvements of $0.7 million. During 2010, the Company discontinued the operations of its TVG business unit and exited the remaining portion of space at the facility, thus recording additional restructuring charges of $0.3 million for facility realignment and $0.6 million for non-cash asset impairments of furniture and leasehold improvements in discontinued operations for the year ended December 31, 2010. See Note 13, Discontinued Operations, for further information regarding the discontinued operations of TVG.
In the first quarter of 2011, the Company entered into two separate agreements to sublease substantially all of the remaining space in Dresher, Pennsylvania.  These subleases have lease terms that expire on November 30, 2016 in connection with the underlying facility lease.
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2010 to September 30, 2011, of which approximately $1.8 million is included in other accrued expenses and $2.8 million is included in long-term liabilities as of September 30, 2011. The Company recognizes accretion expense in Other (loss) income, net in the Condensed Consolidated Statement of Operations.

	Sales Services	Marketing Services	Total
Balance as of December 31, 2010	$5,029	$1,272	$6,301
Accretion	104	21	125
Adjustments	22	(11)	11
Payments	(1,232)	(570)	(1,802)
Balance as of September 30, 2011	$3,923	$712	$4,635

6.	FAIR VALUE MEASUREMENTS
The Company's financial assets and liabilities reflected at fair value in the consolidated financial statements include: cash and cash equivalents; short-term investments; accounts receivable; other current assets; accounts payable; and contingent consideration. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

	As of September 30, 2011		Fair Value Measurements
	Carrying	Fair	as of September 30, 2011
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$23,730	$23,730	$23,730	$—	$—
Money Market Funds	41,721	41,721	41,721	—	—
	$65,451	$65,451	$65,451	$—	$—

Marketable securities:
Money Market Funds	$62	$62	$62	$—	$—
Mutual Funds	65	65	65	—	—
U.S. Treasury securities	4,293	4,293	4,293	—	—
Government agency securities	871	871	871	—	—
Total	$5,291	$5,291	$5,291	$—	$—

Liabilities:
Contingent Consideration	$1,482	$1,482	$—	$—	$1,482

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of September 30, 2011, the Company did not have any marketable securities in less active markets (level 2). Contingent consideration does not have observable market value and requires a high level of judgment to determine fair value (level 3).

In connection with the November 3, 2010 acquisition of Group DCA, the Company recorded $1.6 million of contingent consideration. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. During the quarter ended June 30, 2011, the Company determined that a portion of the earn-out was not achievable and reversed the related portion of the contingent consideration within other selling, general and administrative expenses in the condensed consolidated statement of operations. A roll-forward of the contingent consideration is as follows:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Contingent Consideration
Balance as of December 31, 2010	$1,557
Accretion	116
Adjustment	(191)
Balance as of September 30, 2011	$1,482
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
As of September 30, 2011, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$272	$209	$38	$15	$10
Operating lease obligations:
Minimum lease payments	20,280	4,301	8,944	6,437	598
Less minimum sublease rentals (2)	(9,482)	(1,481)	(4,188)	(3,702)	(111)
Net minimum lease payments	10,798	2,820	4,756	2,735	487
Total	$11,070	$3,029	$4,794	$2,750	$497

(1) Amounts represent contractual obligations related to software license contracts, data center hosting, and outsourcing contracts for software system support.
(2) In September 2011, the Company signed an agreement to sublease the remaining space of its former corporate headquarters in Saddle River, New Jersey through the remaining term of the underlying lease. The agreement provides for approximately $2.2 million in lease payments over the remainder of the lease. This sublease, in combination with our previously existing subleases, will provide for aggregated lease payments of approximately $6.3 million over the remaining lease terms. The Company has also sublet substantially all of the space at the Dresher, Pennsylvania facility under various subleases which will provide for aggregated lease payments of approximately $3.2 million over the remaining lease periods.
Letters of Credit
As of September 30, 2011, the Company had outstanding letters of credit of $5.0 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
Litigation
Due to the nature of the businesses in which the Company is engaged, such as product detailing and the distribution of products, it could be exposed to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company's business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with customers (the scope

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

of which may vary from customer to customer, and the performance of which is not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company's liability exceeds the amount of applicable insurance or indemnity.

8.	COMPREHENSIVE LOSS
 A reconciliation of net loss as reported in the unaudited interim condensed consolidated statements of operations to comprehensive loss, net of taxes is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(202)	$(1,674)	$(1,648)	$(4,263)
Other comprehensive loss:
Unrealized holding gain (loss) on available-for-sale securities, net	2	(3)	4	(4)
Comprehensive loss	$(200)	$(1,677)	$(1,644)	$(4,267)

9.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Rent Payable	$2,146	$2,374
Uncertain tax positions	2,926	4,088
Restructuring	2,828	3,435
Contingent earn-out fee	1,482	1,557
Other	142	94
	$9,524	$11,548
See Note 6, Fair Value Measurements, for additional information related to the Group DCA contingent earn-out fee above.

10.	STOCK-BASED COMPENSATION
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
The Company recognized $0.4 million and $0.3 million of stock-based compensation expense for the three-month periods ended September 30, 2011 and 2010, respectively and $1.7 million and $1.1 million of stock-based compensation expense for the nine-month periods ended September 30, 2011 and 2010, respectively. The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs awards granted during the nine-month period ended September 30, 2010:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Nine Months Ended
September 30, 2010
Risk-free interest rate	1.34%
Expected life	3.5 years
Expected volatility	51.08%
Dividend yield	0.0%
The Company did not issue any SARs awards during the three months ended September 30, 2010 or during the nine-month period ended September 30, 2011.

11.	INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position and the existence of a deferred tax liability related to indefinite lived intangibles, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Provision (benefit) for income tax	$183	$71	$(672)	$208
Effective income tax rate	NM	14.9%	(29.4)%	13.0%

NM - Not meaningful
The income tax benefit for the nine-month period ended September 30, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years, partially offset by state taxes and tax expense associated with the tax amortization of indefinite lived intangibles. Income tax expense for the three month period ended September 30, 2011 was primarily due to state taxes and recording a deferred tax liability for tax amortization of goodwill. Income tax expense for the three- and nine-month periods ended September 30, 2010 was primarily related to state taxes, as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

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
On August 1, 2011 the Company announced the formation of its new business unit, Interpace BioPharma. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. The initial revenue and costs associated with this unit are reflected in the Product Commercialization Services segment for both the three- and nine-month periods ended September 30, 2011.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Sales Services	Marketing Services	Product Commercialization Services	Consolidated
Three months ended September 30, 2011:
Revenue	$29,267	$5,129	$2,850	$37,246
Operating income (loss)	$539	$(875)	$368	$32
Capital expenditures	$59	$26	$—	$85
Depreciation expense	$375	$93	$2	$470

Three months ended September 30, 2010:
Revenue	$33,292	$2,680	$—	$35,972
Operating income (loss)	$627	$(207)	$—	$420
Capital expenditures	$512	$—	$—	$512
Depreciation expense	$249	$12	$—	$261

Nine months ended September 30, 2011:
Revenue	$106,207	$14,233	$3,534	$123,974
Operating income (loss)	$2,576	$(5,188)	$452	$(2,160)
Capital expenditures	$178	$156	$—	$334
Depreciation expense	$1,111	$287	$2	$1,400

Nine months ended September 30, 2010:
Revenue	$91,937	$8,015	$—	$99,952
Operating loss	$(1,247)	$(484)	$—	$(1,731)
Capital expenditures	$1,536	$—	$—	$1,536
Depreciation expense	$729	$44	$—	$773

13.	DISCONTINUED OPERATIONS
On July 19, 2010, the Board approved closing the TVG business unit. The Company completed the closure of the TVG operations during the quarter ended September 30, 2010, including the completion of all active customer contracts. The financial statements reflect the presentation of TVG as a discontinued operation in all periods presented.
The table below presents the significant components of TVG’s results included in Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2011 and 2010, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue, net	$—	$1,317	$—	$3,232

Loss from discontinued operations, before income tax	(10)	(2,080)	(48)	(2,454)
Provision (benefit) for income tax	1	1	(11)	3
Loss from discontinued operations, net of tax	$(11)	$(2,081)	$(37)	$(2,457)
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheet for TVG as of

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Current assets	$39	$277
Non-current assets	300	300
Total assets	$339	$577
Current liabilities	$363	$816
Non-current liabilities	1,362	1,560
Total liabilities	$1,725	$2,376

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
Our business depends in large part on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced promotional services. In recent years, this demand has been impacted by certain industry-wide factors including, among other things, pressures on pricing, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment, decreased pipeline productivity, a slow-down in the rate of approval of new products by the Food and Drug Administration (FDA) and diminished access to physicians. Additionally, a number of pharmaceutical companies have made changes to their commercial models by reducing the internal number of sales representatives. A significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we believe we have benefited from cost control measures implemented by these companies and their resultant increased reliance on outsourced promotional services. Conversely, certain of our Marketing Services customers delayed the implementation or reduced the scope of a number of marketing initiatives. In addition to fluctuations in customer demand, we continue to experience a high degree of customer concentration and this trend may continue as a result of recent and continuing consolidation within the pharmaceutical industry.
On November 3, 2010, we acquired 100% of the membership interest in Group DCA, LLC (Group DCA), a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. Based in Parsippany, New Jersey, Group DCA leverages the strength of the Internet, multimedia, tablet PCs, dimensional direct mail and its proprietary software, DIAGRAMtm, to deliver non-personal selling solutions via interactive communication exchanges that accommodate the schedules of healthcare providers. Group DCA's proprietary software also yields meaningful response data that allows customers the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of our traditional outsourced promotional services and Group DCA's e-detailing, patient education communications and other digital communications, we expect to be even better positioned to offer customers increased insight and greater engagement, resulting in integrated information and more impactful messages being delivered to healthcare providers across multiple communication channels.
We paid cash (net) of approximately $23.9 million for Group DCA, of which $1.3 million was placed in escrow. As of September 30, 2011, $1.3 million remains in escrow and any remaining amounts will be paid in May 2012, eighteen months from the date of acquisition. The final purchase price is subject to working capital adjustment in accordance with the purchase agreement. The purchase agreement also provides for the members of Group DCA to earn up to an additional $30 million from the date of acquisition through December 31, 2012. These payouts are based on Group DCA's achievement of revenue and gross profit metrics and range up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012. The metrics for payments related to the period ended December 31, 2010 were not achieved.
On March 3, 2011, we announced the launch of a new business unit within our Sales Services segment, EngageCE, which will provide clinical educator services to our customers. The goal of clinical educators is to work with healthcare providers in the

PDI, Inc.

management of chronic diseases to optimize patient care and outcomes. We have seen a growing demand for these types of services by our customers and we believe that the clinical educator services provided via EngageCE will complement traditional sales force efforts and enhance our offerings.
On August 1, 2011, we announced the formation of our newest business unit, Interpace BioPharma. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. The revenue and costs associated with this unit are reflected in the PC Services segment for both the three- and nine-month periods ended September 30, 2011.
While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth in our Sales Services, Marketing Services and PC Services segments, which provide our customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships. In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers' product portfolios, and, therefore, we expect the market share penetration of outsourced sales organizations to increase in order to address these needs. We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the best-in-class outsourced promotional services organization in the United States. In addition, we continue to diligently evaluate the risks and rewards of opportunities within our PC Services segment as they arise, while enhancing future value-added service offerings, as well as continuing to evaluate acquisitions that will enhance our current service offerings and provide new business opportunities.
DESCRIPTION OF REPORTING SEGMENTS
For the quarter ended September 30, 2011, our three reporting segments were as follows:

•	Sales Services, which is comprised of the following business units:

•	Dedicated Sales Teams;

•	Shared Sales Teams; and

•	EngageCE.

•	Marketing Services, which is comprised of the following business units:

•	Pharmakon;

•	Group DCA; and

•	Voice.

•	PC Services:

•	Interpace BioPharma.
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
The majority of our Sales Services contracts are terminable by the customer without cause upon 30 days' to 180 days' prior written notice. Additionally, certain contracts may include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause. Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination. The loss or termination of multiple Sales Services contracts could have a material adverse effect on our financial condition, results of operations and cash flow.
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
Our Voice business unit enters into and provides services under contracts with terms typically of two to six months. These contracts include standard representations and warranties as well as confidentiality and indemnification obligations and are generally terminable by either party for any reason with notice. Upon termination, the customer is generally responsible for payment of all work completed to date, plus the cost of any nonrefundable commitments made by us on behalf of the customer.
PC Services
Our PC Services segment currently consists of our Interpace BioPharma business unit. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. There is significant customer concentration within our Interpace BioPharma business unit.

PDI, Inc.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue, net (Sales). The trends illustrated in this table may not be indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	78.1%	76.4%	78.9%	77.2%
Gross profit	21.9%	23.6%	21.1%	22.8%

Compensation expense	12.5%	12.6%	13.6%	13.5%
Other selling, general and administrative expenses	9.4%	9.9%	9.3%	10.4%
Facilities realignment	—%	—%	—%	0.6%
Total operating expenses	21.9%	22.4%	22.8%	24.5%
Operating income (loss)	—%	1.2%	(1.7)%	(1.7)%

Other (loss) income, net	(0.1)%	0.2%	(0.1)%	0.1%
Income (loss) from continuing operations before income tax	—%	1.3%	(1.8)%	(1.6)%
Provision (benefit) for income tax	0.5%	0.2%	(0.5)%	0.2%
Loss from continuing operations	(0.5)%	1.1%	(1.3)%	(1.8)%
Loss from discontinued operations, net of tax	—%	(5.8)%	—%	(2.5)%
Net loss	(0.5)%	(4.7)%	(1.3)%	(4.3)%

PDI, Inc.

Group DCA Accounting Impacts
On the date of the Group DCA acquisition, we outlined certain acquisition accounting related items that would impact the Group DCA operating results in the future. The following is an updated summary of how accounting related to the Group DCA acquisition will impact our reported results:

•
As of the purchase date, Group DCA had deferred revenue on its historical closing balance sheet. Had Group DCA not been purchased, that amount would be recorded as revenue by Group DCA as projects were completed through 2011. However, as required by the rules of acquisition accounting, a large part of the deferred revenue at the date of the acquisition did not carry over to PDI after the acquisition, the majority of which impacts 2011, making reported revenue for the first nine months of 2011 lower than we believe it will be on a normal go-forward basis.

•
Acquisition accounting requires ongoing amortization of finite lived intangibles acquired and valued for accounting purposes as of the date of the acquisition. These include the acquired proprietary technology and the extensive health care provider database. Amortization of these intangibles will result in annual charges of approximately $0.9 million.

•
The accounting for potential earn-out payments is influenced by acquisition accounting. Up to $5.0 million of the potential $30.0 million of earn-out payments must be charged against earnings as they are earned over 2011 and 2012. However, in determining the amount that was recorded in the initial purchase price, acquisition accounting required the Company to estimate the fair value for the remainder of the $25.0 million of potential earn-out payments which we determined by estimating the present value of earn-out payments we think are probable on a weighted risk-adjusted basis. The amount we recorded as the fair value of these estimated earn-out payments was $1.6 million, which is considered part of the initial purchase price for accounting purposes. During the quarter ended June 30, 2011 we recognized a benefit of $0.2 million in our Marketing Services segment, as the amount we expect to pay as of September 30, 2011 is lower than our original estimate. Going forward, any difference between our September 30, 2011 estimate and our updated estimates of expected payments in 2012 and 2013 will be adjusted through the statement of operations. This will result in a charge if the amounts we expect to pay are higher than our September 30, 2011 estimate or an additional gain if the amounts we expect to pay are lower than our September 30, 2011 estimate.

Results of Continuing Operations for the Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010
Overview
We operate in three business segments: Sales Services; Marketing Services; and Product Commercialization Services. While our quarter to quarter results can be impacted by the start or completion/termination of contracts, as was the case in the third quarter of 2011, we believe that long term trends in the pharmaceutical industry will result in a higher level of outsourcing of the types of services we provide.

Revenue, net (in thousands)	Three Months Ended
	September 30,
	2011	2010	Change ($)	Change (%)
Sales Services	$29,267	$33,292	$(4,025)	(12.1)%
Marketing Services	5,129	2,680	2,449	91.4%
PC Services	2,850	—	2,850	—
Total	$37,246	$35,972	$1,274	3.5%
Consolidated revenue, net (revenue) for the quarter ended September 30, 2011 increased by $1.3 million, or 3.5%, to $37.2 million, compared to the quarter ended September 30, 2010. This increase was primarily attributable to the new contract in our PC Services segment and an increase in our Marketing Services segment revenue due to the addition of Group DCA.
Revenue in our Sales Services segment for the quarter ended September 30, 2011 decreased by $4.0 million, or 12.1%, to $29.3 million, compared to the quarter ended September 30, 2010. The decrease in Sales Services revenue was primarily due to new business wins in the second half of 2010 and 2011 of $7.5 million being more than offset by non-renewal of contracts totaling $10.5 million and a reduction in revenue from existing contracts of approximately $1.0 million.
Revenue in our Marketing Services segment for the quarter ended September 30, 2011 increased by $2.4 million, or 91.4%, to $5.1 million, compared to the quarter ended September 30, 2010.  This increase was primarily attributable to the addition of Group DCA, partially offset by a decrease of $1.3 million in revenue in our Pharmakon business unit when compared to the quarter ended September 30, 2010.

PDI, Inc.

Revenue in our PC Services segment for the quarter ended September 30, 2011 of $2.9 million is related to our new fee for service arrangement. There was no revenue in the PC Services segment for the quarter ended September 30, 2010, as there were no ongoing product commercialization activities during that period.

Cost of services (in thousands)	Three Months Ended
	September 30,
	2011	2010	Change ($)	Change (%)
Sales Services	$23,693	$25,955	$(2,262)	(8.7)%
Marketing Services	3,056	1,534	1,522	99.2%
PC Services	2,324	—	2,324	NA
Total	$29,073	$27,489	$1,584	5.8%

Consolidated cost of services for the quarter ended September 30, 2011 increased by $1.6 million, or 5.8%, to $29.1 million, compared to the quarter ended September 30, 2010. This increase was due to our new fee for service arrangement in our PC Services segment and the fourth quarter 2010 addition of Group DCA to our Marketing Services segment.
Cost of services in our Sales Services segment for the quarter ended September 30, 2011 decreased by $2.3 million, or 8.7%, to $23.7 million, compared to the quarter ended September 30, 2010. This decrease was directly attributable to the decrease in revenue discussed above.
Cost of services in our Marketing Services segment for the quarter ended September 30, 2011 increased by $1.5 million, or 99.2%, to $3.1 million, compared to the quarter ended September 30, 2010. The increase was attributable to $2.2 million of Group DCA cost of services, partially offset by reductions of $0.1 million at our Voice business unit and $0.5 million at our Pharmakon business unit, which was directly attributable to decreases in the number of programs/meetings executed.
Cost of services in our PC Services segment for the quarter ended September 30, 2011 was $2.3 million. There was no cost of services in the PC Services segment for the quarter ended September 30, 2010, as there were no ongoing product commercialization activities during that period.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$5,574	19.0%	$2,073	40.4%	$526	18.5%	$8,173	21.9%
2010	7,337	22.0%	1,146	42.8%	—	—	8,483	23.6%
Change	$(1,763)		$927		$526		$(310)

Consolidated gross profit for the quarter ended September 30, 2011 decreased by $0.3 million, or 3.7%, to $8.2 million, compared to the quarter ended September 30, 2010. The change in consolidated gross profit was primarily attributable to our Shared Sales business unit and decline in revenue at our Pharmakon business unit.
The gross profit percentage in our Sales Services segment for the quarter ended September 30, 2011 decreased to 19.0%, from 22.0% in the quarter ended September 30, 2010. The decrease was primarily attributable to the decline in margin within our Shared Sales business unit as a result of fixed management costs over lower revenues in the quarter ended September 30, 2011.
The gross profit percentage in our Marketing Services segment for the quarter ended September 30, 2011 decreased to 40.4%, compared to 42.8% in the quarter ended September 30, 2010. This decrease was primarily attributable to the decline in revenue at our Pharmakon business unit over certain fixed costs.
Gross profit in our PC Services segment for the quarter ended September 30, 2011 was approximately $0.5 million. There was no gross profit in the PC Services segment for the quarter ended September 30, 2010, as there were no ongoing product commercialization activities during that period.

PDI, Inc.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$2,990	10.2%	$1,580	30.8%	$76	2.7%	$4,646	12.5%
2010	3,623	10.9%	895	33.4%	—	—	4,518	12.6%
Change	$(633)		$685		$76		$128

Consolidated compensation expense for the quarter ended September 30, 2011 increased by $0.1 million, to $4.6 million, compared to the quarter ended September 30, 2010. As a percentage of consolidated revenue, consolidated compensation expense remained essentially flat, decreasing slightly to 12.5% for the quarter ended September 30, 2011, from 12.6% for the quarter ended September 30, 2010.
Compensation expense in our Sales Services segment for the quarter ended September 30, 2011 was relatively flat compared to the quarter ended September 30, 2010.  As a percentage of segment revenue, compensation expense decreased 0.7%, to 10.2% for the quarter ended September 30, 2011, from 10.9% for the quarter ended September 30, 2010. The decline in segment compensation expense as a percent of segment revenue was primarily driven by the decrease in incentive compensation accrued in the quarter ended September 30, 2011.
Compensation expense in our Marketing Services segment for the quarter ended September 30, 2011 increased by $0.7 million, to $1.6 million, compared to the quarter ended September 30, 2010.   As a percentage of segment revenue, compensation expense decreased 2.6%, to 30.8% for the quarter ended September 30, 2011, from 33.4% for the quarter ended September 30, 2010. The decrease in segment compensation expense as a percentage of segment revenue was primarily due to the addition of Group DCA.
Compensation expense in our PC Services segment for the quarter ended September 30, 2011 of $0.1 million is attributable to the allocation of corporate support costs. There was no compensation expense for the quarter ended September 30, 2010, as there were no ongoing product commercialization activities during that period.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$2,045	7.0%	$1,368	26.7%	$82	2.9%	$3,495	9.4%
2010	3,087	9.3%	458	17.1%	—	—	3,545	9.9%
Change	$(1,042)		$910		$82		$(50)

Consolidated other selling, general and administrative expenses for the quarter ended September 30, 2011 decreased by $0.1 million, to $3.5 million, compared to the quarter ended September 30, 2010. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased to 9.4% for the quarter ended September 30, 2011, from 9.9% in the quarter ended September 30, 2010, due to the increase in consolidated revenue.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended September 30, 2011 decreased by $1.0 million, to $2.0 million, compared to the quarter ended September 30, 2010. As a percentage of segment revenue, other selling, general and administrative expenses decreased 2.3%, to 7.0% for the quarter ended September 30, 2011, from 9.3% in the quarter ended September 30, 2010. This decrease was primarily attributable to lower allocated corporate costs in the three months ended September 30, 2011 as compared to the allocated corporate costs in the three months ended September 30, 2010, which included $0.7 million of Group DCA acquisition related costs.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended September 30, 2011 increased by $0.9 million compared to the quarter ended September 30, 2010 due to the addition of Group DCA. Other selling, general and administrative expenses as a percentage of revenue increased 9.6%, to 26.7% for the quarter ended September 30, 2011, from 17.1% in the quarter ended September 30, 2010 due to the addition of Group DCA.
Other selling, general and administrative expense in our PC Services segment for the quarter ended September 30, 2011 of $0.1 million is attributable to the allocation of corporate support activities. There was no other selling, general and administrative expense for the quarter ended September 30, 2010, as there were no ongoing product commercialization activities during that period.
Operating income

PDI, Inc.

We had operating income of $32,000 and $0.4 million for the quarters ended September 30, 2011 and 2010, respectively.  The decrease in operating income was primarily due to the third quarter operating income of our PC Services segment being more than offset by the loss associated with our Group DCA business unit.
Provision for income tax
We had income tax expense of approximately $0.2 million for the quarter ended September 30, 2011, compared to income tax expense of $0.1 million for the quarter ended September 30, 2010. Income tax expense for the quarters ended September 30, 2011 and 2010 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.
Results of Continuing Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenue, net (in thousands)	Nine Months Ended
	September 30,
	2011	2010	Change ($)	Change (%)
Sales Services	$106,207	$91,937	$14,270	15.5%
Marketing Services	14,233	8,015	6,218	77.6%
PC Services	3,534	—	3,534	—
Total	$123,974	$99,952	$24,022	24.0%
Consolidated revenue for the nine-month period ended September 30, 2011 increased by $24.0 million, or 24.0%, to $124.0 million, compared to the nine-month period ended September 30, 2010. This increase was primarily attributable to new business wins in our Sales Services segment on a year-over-year basis, an increase in our Marketing Services segment revenue due to the addition of Group DCA and the increase in our PC Services segment revenue as a result of our new contract within that segment.
Revenue in our Sales Services segment for the nine-month period ended September 30, 2011 increased by $14.3 million, or 15.5%, to $106.2 million, compared to the nine-month period ended September 30, 2010. The increase in Sales Services revenue was primarily due to business wins in the second half of 2010 totaling approximately $27.9 million and 2011 new business wins of $5.5 million, partially offset by a reduction in revenue from the expiration of certain existing contracts and the reduction in size of certain other existing contracts totaling approximately $19.1 million.
Revenue in the Marketing Services segment for the nine-month period ended September 30, 2011 increased by $6.2 million, or 77.6%, to $14.2 million, compared to the nine-month period ended September 30, 2010.  This increase was primarily attributable to the addition of $8.8 million of revenue from Group DCA, partially offset by revenue from our Pharmakon business unit decreasing approximately $2.6 million compared to the nine-month period ended September 30, 2010. Pharmakon’s decrease in revenue, net was the result of a decrease in program attendee revenue of $1.2 million, a decrease in direct mail campaign revenue of $0.9 million, and a decrease of $0.5 million in other ancillary revenues.
Revenue in the PC Services segment for the nine-months ended September 30, 2011 was $3.5 million related to our new fee for service arrangement. There was no revenue in the PC Services segment in the nine-month period ended September 30, 2010, as there were no ongoing product commercialization activities during that period.

Cost of services (in thousands)	Nine Months Ended
	September 30,
	2011	2010	Change ($)	Change (%)
Sales Services	$85,494	$72,454	$13,040	18.0%
Marketing Services	9,610	4,755	4,855	102.1%
PC Services	2,724	—	2,724	—
Total	$97,828	$77,209	$20,619	26.7%

Consolidated cost of services for the nine-month period ended September 30, 2011 increased by $20.6 million, or 26.7%, to $97.8 million, compared to the nine-month period ended September 30, 2010. This increase was due to higher program expenses in the Sales Services segment in support of the increased revenues discussed above, the fourth quarter 2010 addition of Group DCA to our Marketing Services segment and costs associated with our new fee for service arrangement in our PC Services

PDI, Inc.

segment.
Cost of services in our Sales Services segment for the nine-month period ended September 30, 2011 increased by $13.0 million, or 18.0%, to $85.5 million, compared to the nine-month period ended September 30, 2010. This increase was directly attributable to the higher number of Sales Services engagements, which require a significant increase in headcount in order to deliver the additional services. The higher headcount resulted in corresponding increases in costs related to: recruiting, hiring and training new employees; employee compensation; employee-related benefits; automobile lease expense; and reimbursable travel expenses such as mileage and gas.
Cost of services in our Marketing Services segment for the nine-month period ended September 30, 2011 increased by $4.9 million, or 102.1%, to $9.6 million, compared to the nine-month period ended September 30, 2010. The increase was attributable to $6.7 million of Group DCA cost of services, partially offset by reductions of $0.8 million at our Voice business unit and $0.7 million at our Pharmakon business unit, which was directly attributable to decreases in the number of programs/meetings executed.
Cost of services in our PC Services segment for the nine-month period ended September 30, 2011 was approximately $2.7 million. There was no cost of services for this segment in nine-month period ended September 30, 2010, as there was no ongoing product commercialization activity during that period.

Gross profit (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$20,713	19.5%	$4,623	32.5%	$810	22.9%	$26,146	21.1%
2010	19,483	21.2%	3,260	40.7%	—	—	22,743	22.8%
Change	$1,230		$1,363		$810		$3,403

Consolidated gross profit for the nine-month period ended September 30, 2011 increased by $3.4 million, or 15.0%, to $26.1 million, compared to the nine-month period ended September 30, 2010. The change in consolidated gross profit was primarily attributable to the significant increase in Sales Services gross profit.
The gross profit percentage in our Sales Services segment for the nine-month period ended September 30, 2011 decreased to 19.5%, from 21.2% in the nine-month period ended September 30, 2010. The decrease was primarily attributable to the decline in margin in our Shared Sales business unit as a result of fixed management costs and lower revenues in the nine-month period ended September 30, 2011.
The gross profit percentage in our Marketing Services segment for the nine-month period ended September 30, 2011 decreased to 32.5%, from 40.7% in the nine-month period ended September 30, 2010. This decrease was primarily attributable to Group DCA's negative gross profit in the first quarter of 2011 due to the impact of acquisition accounting which eliminated the overwhelming majority of Group DCA's deferred revenue on the acquisition date and the application of revenue recognition rules in effect for contracts entered into prior to January 1, 2011. The application of these rules required the recognition of revenue of an interactive digital program over the program's hosting period for contracts entered into prior to January 1, 2011.
Gross profit in our PC Services segment for the nine-month period ended September 30, 2011 was approximately $0.8 million. There was no gross profit in our PC Services segment for the nine-month period ended September 30, 2010, as there was no ongoing product commercialization activity during the period.

Compensation expense (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$10,888	10.3%	$5,751	40.4%	$179	5.1%	$16,818	13.6%
2010	11,055	12.0%	2,426	30.3%	—	—	13,481	13.5%
Change	$(167)		$3,325		$179		$3,337

Consolidated compensation expense for the nine-month period ended September 30, 2011 increased by $3.3 million, to $16.8 million, compared to the nine-month period ended September 30, 2010. This was primarily driven by the addition of Group DCA in 2011. As a percentage of consolidated revenue, consolidated compensation expense remained relatively flat at 13.6% as the increase in compensation expense was offset by the increase in consolidated revenue.
Compensation expense in our Sales Services segment for the nine-month period ended September 30, 2011 decreased by

PDI, Inc.

approximately $0.2 million compared to the nine-month period ended September 30, 2010.  This decrease was primarily attributable to decreased incentive compensation costs. As a percentage of segment revenue, compensation expense decreased 1.7%, to 10.3% for the nine-month period ended September 30, 2011, from 12.0% for the nine-month period ended September 30, 2010. The decline in segment compensation expense as a percent of segment revenue was primarily driven by the increase in segment revenue for the nine-month period ended September 30, 2011.
Compensation expense in our Marketing Services segment for the nine-month period ended September 30, 2011 increased by $3.3 million, to $5.8 million, compared to the nine-month period ended September 30, 2010.  The increase in segment compensation expense is primarily attributable to the addition of Group DCA.  As a percentage of segment revenue, compensation expense increased 10.1%, to 40.4% for the nine-month period ended September 30, 2011, from 30.3% for the nine-month period ended September 30, 2010. The increase in segment compensation expense as a percent of segment revenue was due to the addition of Group DCA and the decrease in revenue in our Pharmakon business unit.
Compensation expense in our PC Services segment for the nine-month period ended September 30, 2011 of $0.2 million is attributable to the allocation of corporate support costs. There was no compensation expense in our PC Services business unit in the nine-month period ended September 30, 2010, as there was no ongoing product commercialization activity during that period.

Other selling, general and administrative expenses (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2011	$7,249	6.8%	$4,060	28.5%	$179	5.1%	$11,488	9.3%
2010	9,092	9.9%	1,318	16.4%	—	—	10,410	10.4%
Change	$(1,843)		$2,742		$179		$1,078

Consolidated other selling, general and administrative expenses for the nine-month period ended September 30, 2011 increased by $1.1 million, to $11.5 million, compared to the nine-month period ended September 30, 2010. The increase was primarily attributable to the addition of Group DCA. As a percentage of revenue, consolidated other selling, general and administrative expenses decreased to 9.3% for the nine-month period ended September 30, 2011, from 10.4% in the nine-month period ended September 30, 2010, due to the increase in consolidated revenue.
Other selling, general and administrative expenses in our Sales Services segment for the nine-month period ended September 30, 2011 decreased by $1.8 million, to $7.2 million, compared to the nine-month period ended September 30, 2010. As a percentage of segment revenue, other selling, general and administrative expenses decreased 3.1%, to 6.8% for the nine-month period ended September 30, 2011, from 9.9% in the nine-month period ended September 30, 2010 due to the significant increase in consolidated segment revenue and lower allocated corporate costs.
Other selling, general and administrative expense in our Marketing Services segment for the nine-month period ended September 30, 2011 increased by $2.7 million compared to the nine-month period ended September 30, 2010. Other selling, general and administrative expenses as a percentage of revenue increased 12.1%, to 28.5% for the nine-month period ended September 30, 2011, from 16.4% in the nine-month period ended September 30, 2010. The increases in other selling, general and administrative expense was due to the addition of Group DCA
Other selling, general and administrative expense in our PC Services segment for the nine-month period ended September 30, 2011 of $0.2 million is attributable to the allocation of corporate support costs. There were no corporate costs allocated to our PC Services segment for the nine-month period ended September 30, 2010, as there were no ongoing product commercialization activities during that period.
Facilities Realignment
During the nine-month period ended September 30, 2010, our Sales Services segment incurred a charge of approximately $0.6 million from adjustments in our assumptions regarding the ability to sublease unoccupied space on the third floor of our Saddle River, New Jersey facility due to continued adverse conditions in the real estate market. We were able to sublease this space in September 2011 and expect to receive approximately $2.2 million in lease payments over the life of the sublease. As of September 30, 2011, we have subleased substantially all of our space in both Saddle River, New Jersey and Dresher, Pennsylvania.
Operating loss
We had an operating loss of approximately $2.2 million and $1.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The higher revenues in our Sales Services segment, launch of our new Interpace BioPharma business

PDI, Inc.

unit and reduction in corporate operating expenses, were more than offset by the operating loss associated with Group DCA.
Provision for income tax
We had an income tax benefit of approximately $0.7 million for the nine-month period ended September 30, 2011, compared to income tax expense of $0.1 million for the nine-month period ended September 30, 2010. The income tax benefit for the nine-month period ended September 30, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years. Income tax expense for the nine-month period ended September 30, 2010 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2011, we had cash and cash equivalents and short-term investments of approximately $65.6 million and working capital of $37.7 million, compared to cash and cash equivalents and short-term investments of approximately $62.9 million and working capital of approximately $37.3 million at December 31, 2010.   As of September 30, 2011, we had no commercial debt.
For the nine-month period ended September 30, 2011, net cash provided by operating activities was $3.1 million, compared to $12.5 million of net cash provided by operating activities for the nine-month period ended September 30, 2010.  The main components of cash provided by operating activities during the nine-month period ended September 30, 2011 were the non-cash expense items of approximately $4.1 million and an increase in unearned contract revenue of $8.0 million, partially offset by a decrease in other accrued expenses of $4.0 million and long-term liabilities of $2.1 million. The main components of cash provided by operating activities during the nine-month period ended September 30, 2010 were an increase in accrued salaries and bonus of $3.4 million, an increase in other accrued expenses of $3.8 million and the receipt of a $3.3 million income tax refund, partially offset by a net loss of $4.3 million.
As of September 30, 2011 and December 31, 2010, we had $2.9 million and $3.4 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of September 30, 2011 and December 31, 2010, we had $21.4 million and $13.4 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the nine-month period ended September 30, 2011, net cash used in investing activities was $0.3 million compared to $1.5 million of cash used in investing activities during the nine-month period ended September 30, 2010. All capital expenditures were funded out of available cash.  For the nine-month period ended September 30, 2011, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.
Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the nine-month period ended September 30, 2011, we had two customers that accounted for approximately 45.2%, and 17.7% of our service revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or significant reduction of business from any of our significant customers, or a decrease in demand for our services, could have a material adverse effect on our financial condition and results of operations.  In addition, our Shared Sales business unit's services to our second largest customer are seasonal in nature, occurring primarily in the winter season.
Future Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operations, available cash and cash equivalents and short-term investments.  These sources of liquidity are needed to fund our working capital requirements and 2011 estimated capital expenditures of approximately $0.6 million.
We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months. However, we may require alternative forms of financing to achieve our longer-term strategic plans. We filed a registration statement on Form S-3 that became effective on July 15, 2011 which allows us to sell securities registered in a public primary offering with a value not exceeding more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million.

PDI, Inc.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Our market risks primarily consist of the impact of changes in the market value of certain of our investments. As of September 30, 2011, no material change had occurred in our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 included in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Item 4.  Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

PDI, Inc.

Item 6.  Exhibits

Exhibit No.	Description

10.28	First Amendment to Saddle River Executive Centre 2007 Sublease, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 10, 2011	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey E. Smith
Jeffrey E. Smith
Chief Financial Officer