Form 10-K
period 2011-12-31
PDI INC
filed 2012-03-09
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $42,804,861 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2012, 14,886,977 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2012 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2011, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K (Form 10-K), the Proxy Statement is not deemed to be filed as part hereof.

PDI, Inc.
Annual Report on Form 10-K

* The information required under this item is to be contained in the Proxy Statement for the registrant's annual meeting of stockholders, and is incorporated herein by reference. It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 27, 2012.

PDI, Inc.
Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “may,” “will” or similar words and expressions.  These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I – Item 1 – “Business,” Part II – Item 5 – “Market for our Common Equity, Related Stockholder Matters and Issuer Purchases of Securities,” and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	The effects of the current worldwide economy;

•	Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and healthcare industries;

•	Our customer concentration risk in light of continued consolidation within the pharmaceutical industry and our current business development opportunities;

•	Early termination of a significant services contract, the loss of one or more of our significant customers or a material reduction in service revenues from such customers;

•	Our ability to obtain additional funds in order to implement our business model;

•	Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;

•	Our ability to meet performance goals in incentive-based arrangements with customers;

•	Competition in our industry;

•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;

•	Product liability claims against us;

•	Failure to comply with laws and regulations or changes to such laws and regulations by us, our industry or our customers;

•	The sufficiency of our insurance and self-insurance reserves to cover future liabilities;

•	Failure of third-party service providers to perform their obligations to us;

•	Volatility of our stock price and fluctuations in our quarterly revenues and earnings;

•	Our largest stockholder continuing to have significant influence, which could delay or prevent a change in corporate control that may otherwise be beneficial to our other stockholders;

•	Our anti-takeover defenses could delay or prevent an acquisition and could adversely affect the price of our common stock;

•	Failure of, or significant interruption to, the operation of our information technology and communication systems; and

•	The results of any future impairment testing for goodwill and other intangible assets.

Please see Part I - Item 1A - "Risk Factors" of this Form 10-K, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed herein.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-K and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PDI, Inc.
Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

 Summary of Business

We provide outsourced commercial services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States. We are a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers' strategic and financial product objectives.  In addition to outsourced sales teams, we also provide other promotional services including clinical educator services, digital communications, teledetailing and with the formation of our new business unit during the second quarter of 2011, Interpace BioPharma, we provide pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions.  These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. Combined, our services offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout the product lifecycles, from development through maturity.  We provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients.

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

On November 3, 2010, we acquired 100% of the membership interest in Group DCA, LLC (Group DCA), a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. Based in Parsippany, New Jersey, Group DCA leverages the strength of the Internet, multimedia, tablet PCs, dimensional direct mail and its proprietary software, DIAGRAM™ (DIAlog, GRAphics, Motion), to deliver digital selling solutions via interactive communications exchanges that accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows customers the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of PDI’s traditional outsourced promotional services and Group DCA’s e-detailing, patient education communications and other digital communications, we expect to be even better positioned to offer customers increased insight and greater engagement, resulting in integrated information and more impactful messages being delivered to healthcare providers across multiple communication channels.

On December 29, 2011, we entered into an agreement to sell certain assets of our Pharmakon business unit to Informed Medical Communications, Inc. (“Informed”) in exchange for potential future royalty payments and a 1% ownership interest in Informed. See Note 18, Discontinued Operations, to the consolidated financial statements included in this Annual Report on Form 10-K for additional details.

 On August 1, 2011, we announced the formation of our new business unit, Interpace BioPharma. Interpace BioPharma provides pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. This unit currently has one contract, the revenue and expenses of which can be found in the Product Commercialization Services segment.

On March 3, 2011, we announced the launch of a new business unit within our Sales Services segment, EngageCE, that provides clinical educator services to our customers. The goal of clinical educators is to work with healthcare providers in the management of chronic diseases in order to optimize patient care and outcomes. We have seen a growing demand for these types of services from our customers and we believe that the clinical educator services provided via EngageCE will complement traditional sales force efforts and enhance our offerings.

We completed exiting the marketing research business conducted by our TVG Marketing Research & Consulting (TVG)

PDI, Inc.
Annual Report on Form 10-K

business unit by the end of our third quarter, September 30, 2010.  Changes in the healthcare industry, including various mergers and acquisitions as well as healthcare reform, have resulted in a significant decrease in demand for the market research services our TVG business unit provided.  See Note 17, Segment Information, to the consolidated financial statements included in this Annual Report on Form 10-K for additional details.

We commenced operations as an outsourced sales organization in 1987 and we completed our initial public offering in May 1998.  Our executive offices are located at Morris Corporate Center 1, Building A, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (800) 242-7494.

 Strategy

We are working towards establishing PDI as the leading outsourced commercialization services organization in the United States.  With a focus on superior quality and cost effectiveness, we have intensified our efforts on strengthening all aspects of our core outsourced promotional services business and broadening our overall commercialization capabilities.

Relative to our core outsourced promotional services businesses, which include our Sales Services segment (CSO and EngageCE--clinical educators) and Marketing Services Segment (Group DCA---digital communications and Voice--teledetailing), we have not only consistently added capabilities that strengthen our offerings, we have focused heavily on delivery of these multichannel services in an integrated and optimized manner. We offer two distinct forms of outsourced promotional services: personal and non-personal promotion. Personal promotion involves a face-to-face interaction between a healthcare provider and a sales representative or clinical educator during normal business hours. These services are included within our Sales Services and Product Commercialization segments. Non-personal promotion involves the healthcare provider accessing clinical or product information via a personal computer, tablet, mobile device or telephone at a time that is convenient to them. Due to the on-demand nature of our non-personal offerings, healthcare professionals can participate 24 hours a day, 7 days a week whether at home, in the office or from another remote location. Our non-personal promotional options are included within our Marketing Services segment.

In addition to our core promotional services, the company launched Interpace BioPharma in 2011. Interpace BioPharma provides full-service product commercialization solutions to pharmaceutical, biotechnology, medical device and diagnostics clients. Interpace BioPharma is in our Product Commercialization Segment and focuses on all aspects of product commercialization, including, product distribution, product detailing, full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. We anticipate focusing additional resources on Interpace Biopharma going forward as we believe this will be a growing segment for: foreign companies who desire to establish a commercial presence in the United States; small and emerging companies in the United States who want to launch a product but do not have the installed infrastructure to mitigate commercialization risk; and large companies who wish to outsource established brands that have past their growth phase.

As we have now developed full product commercialization expertise, we may search for modest in-licensing opportunities that complement our existing commercial expertise and allow us to leverage the deep commercial know-how resident within PDI, enabling us to gain access to recurring revenues and improved margins. Our ability to execute in a flexible, highly efficient manner, leveraging both personal and non-personal channels, through multi-channel integration is superior in the industry. We believe that this skill set will enable PDI to drive incremental revenues and profits from product opportunities or highly specialized niche markets that are ready for a more innovative commercial model.

Reporting Segments and Business Units

We have three reporting segments: Sales Services; Marketing Services and Product Commercialization Services (PC Services).

Sales Services (Personal Promotion)

This segment, which focuses primarily on product detailing, includes our outsourced sales teams and a new business unit, EngageCE, and represented 86% of our consolidated revenue for the year ended December 31, 2011.  Product detailing involves a sales representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted and deliver marketing materials, including samples.  Outsourced sales teams can be deployed on either a customer dedicated or shared basis, and may use either full-time or flex-time sales representatives.  This segment also includes a portfolio of expanded sales services which includes talent acquisition services, short-term teams and vacancy coverage services.  Our talent acquisition platform provides pharmaceutical customers with an outsourced, stand-alone sales force recruiting and on-boarding service.  Short-term programs provide temporary full or flex-time sales teams, and are designed to help our customers increase brand impact during key market cycles, rapidly respond to regional opportunities, or conduct pilot programs.  Our vacancy coverage service provides customers with outsourced full or flex-time sales representatives to fill

PDI, Inc.
Annual Report on Form 10-K

temporary territory vacancies created by leaves of absence within our customers’ internal sales forces, thereby allowing our customers to maintain continuity of services.

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

EngageCE

Launched in the first quarter of 2011, EngageCE offers expert clinical educators to work with health care providers in the management of chronic diseases in order to optimize patient care and outcomes. EngageCE clinical educators will help medical practices transition from providing routine health care to implementing recognized and recommended standards of care.   The primary focus of EngageCE will be to instill best-practice treatment standards and procedures among health care practitioners and engage in discussions on appropriate drug therapies. This will involve introducing new protocols that can proactively enhance patient and disease management, with the goals of preventing medical issues from becoming more serious and of improving patient outcomes. The secondary focus will be to provide patient education on medical treatments to improve patients' ownership of their disease.

Marketing Services (Non-personal Promotion)

This segment includes two business units:  Group DCA and PDI Voice (Voice).  The Marketing Services segment represented 8% of consolidated revenue for the year ended December 31, 2011.  On December 29, 2011, we sold certain assets of our Pharmakon business unit and classified Pharmakon as discontinued operations. In September 2010, we exited the market research business, ceased the operations of the TVG business unit and classified TVG as discontinued operations.  We do not have continuing operations in these disposed business units.

Group DCA

Group DCA’s business is focused on the creation, design and implementation of interactive digital communications, including its award-winning e-detailing programs to the healthcare community on behalf of its pharmaceutical, biotechnology and healthcare customers.  Group DCA leverages the strength of the Internet, multimedia, tablet PCs, mobile devices, dimensional direct mail and its proprietary software, DIAGRAM™ (DIAlog, GRAphics, Motion), to deliver digital selling solutions via interactive communications exchanges that accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows customers the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively.

Voice

Voice’s business is focused on the creation of teledetailing programs that are executed via our tele-representatives. Voice programs are designed to cover healthcare providers that are either categorized as “no see,” who are geographically not covered by our customer’s sales team or where a vacancy within the team exists. In addition to teledetailing programs, our call center can provide program enrollment support, conduct telephonic surveys and manage sample, literature and other materials fulfillment requests by healthcare providers.

Product Commercialization Services (PC Services)

Interpace BioPharma

PDI, Inc.
Annual Report on Form 10-K

Interpace BioPharma provides pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions. These services include product detailing, full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. The PC Services segment represented 6% of consolidated revenue for the year ended December 31, 2011.

For details on revenue, operating results and total assets by segment, see Note 17, Segment Information, to the consolidated financial statements included in this Form 10-K.

Contracts

Set forth below is a general description of our service contracts within each of our business segments.

Sales Services

Contracts within our Sales Services reporting segment consist primarily of detailing agreements and are nearly all fee-for-service arrangements.  The term of these contracts is typically between one and two years. On occasion, certain contracts have terms that are modestly shorter or longer due to the seasonal nature of the products or at the request of the customer. All agreements, whether or not specifically provided for by terms within the contract, may be renewed or extended upon mutual agreement of the parties. Renewed or extended contracts may include revised terms for provisions such as pricing, penalties, incentives and performance metrics.

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

Our Sales Services contracts generally include standard mutual representations and warranties as well as mutual confidentiality and indemnification provisions, including product liability indemnification for our protection. Some of our contracts also include exclusivity provisions limiting our ability to promote competing products during the contract service period unless consent has been provided by the customer, and may also require the personnel we utilize to be dedicated exclusively to promoting the customer’s product for the term of the contract.

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

Marketing Services

Our Marketing Services reporting segment is comprised of our Group DCA and Voice business units. Our Group DCA business unit enters into contracts and performs services with our major clients that fall under the scope of a master service agreements (MSAs) and typically have a term of one to three years.  These MSAs include standard representations and warranties, as well as confidentiality and indemnification obligations, and are generally terminable by the customer or us, without cause or prior written notice, for any reason.  If terminated, the customer is responsible for work completed to date, plus the cost of any nonrefundable commitments we made on their behalf. There is significant customer concentration within our Group DCA business unit.

Our Voice business unit enters into contracts and performs services with our clients that generally take the form of MSAs and

PDI, Inc.
Annual Report on Form 10-K

typically have a term of three months to one year.

PC Services

Our PC Services segment currently consists of our Interpace BioPharma business unit. In August 2011, Interpace BioPharma announced its first contract, a two and one-half year fee-for-service arrangement with a pharmaceutical company. This contract includes standard representations and warranties, as well as mutual confidentiality and indemnification obligations for our protection, and is terminable by the customer without cause upon 180 days prior written notice after the first anniversary of the contract effective date. If the contract is terminated by the customer without cause, breakup fees apply. The total compensation provided by the break up fee will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination. During the year ended December 31, 2011, one customer accounted for all of the revenue in our PC Services segment.

This contract also includes exclusivity provisions limiting our ability to promote competing products during the contract service period unless consent has been provided by the customer, and may also require the personnel we utilize to be dedicated exclusively to promoting the customer’s product for the term of the contract. This agreement also includes incentive payments that can be earned if our promotional activities generate results that meet or exceed agreed-upon performance targets.

In addition, this contract provides for certain reimbursable out-of-pocket expenses such as travel, meals and entertainment and product sample distribution costs, for which we are reimbursed at cost by our customer.

Significant Customers

Historically, we have experienced a high degree of customer concentration in our businesses.  Our three largest customers were Pfizer Inc., Ferring Pharmaceuticals, Inc. and Genentech, which accounted for 42.7%, 17.8% and 13.8%, respectively, of our revenue for the year ended December 31, 2011 and collectively accounted for 56% of our accounts receivable balance as of December 31, 2011.

Marketing

Our marketing efforts target established and emerging companies in the pharmaceutical, biotechnology and healthcare industries and are designed to reach the senior sales, marketing, and business development personnel within these companies with the goal of informing them of the services we offer and the value we can bring to the promotion and sale of their products.  Our tactical plan usually includes editorial contributions and/or advertising in trade publications, direct marketing campaigns, presence at industry seminars and conferences and a direct selling effort.  We have a dedicated team of business development specialists who work within our business units to identify needs and opportunities within the pharmaceutical, biotechnology and healthcare industries that we can address. We review possible business opportunities as identified by our business development team and develop a customized strategy and solution for each attractive business opportunity.

Competition

With respect to our Sales Services reporting segment, we compete with our customers’ ability to manage their needs internally.  In addition, a small number of providers comprise the market for outsourced sales teams, and we believe that PDI, inVentiv Health Inc., Quintiles, and Publicis Touchpoint Solutions - part of Publicis Groupe SA, accounted for the majority of the outsourced sales team market share in the United States in 2011.  Our Marketing Services reporting segment operates in a highly fragmented and competitive market and we believe that PDI, WebMD, Inc., Cadient Group, Inc., Heartbeat Digital, Digitas, Inc. – part of Publicis Groupe SA, were the significant providers of marketing services to the pharmaceutical, biotechnology and healthcare industries in 2011.

We compete on the basis of such factors as reputation, service quality, management experience, performance record, customer satisfaction, ability to respond to specific customer needs, integration skills and price.  Increased competition and/or a decrease in demand for our services may also lead to other forms of competition.  We believe that our business units individually and our organization as a whole have a variety of competitive advantages that allow us to compete successfully in the marketplaces for our services.  While we believe we compete effectively with respect to each of these factors, certain of our competitors are larger than us and have greater capital, personnel and other resources than we have.  Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share and our ability to attract new business opportunities as well as our business, financial condition and results of operations.

Employees

PDI, Inc.
Annual Report on Form 10-K

As of February 29, 2012, we had approximately 870 employees, including approximately 600 full-time employees.  Approximately 87% of our employees are field sales representatives and sales managers.  We are not party to a collective bargaining agreement with any labor union.

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

PDI, Inc.
Annual Report on Form 10-K

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

Changes in outsourcing trends in the pharmaceutical, biotechnology or healthcare industries could materially and adversely affect our business, financial condition and results of operations.

Our business depends in large part on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced promotional services.  The practice of many companies in these industries has been to hire outside organizations like PDI to conduct large sales and marketing projects on their behalf.  However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, the number of sales representatives employed internally in relation to demand, the need to promote new and existing products, and competition from other suppliers.  During the past few years, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue. While a significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore benefited from cost control measures implemented by these companies and their resultant increased reliance on outsourced promotional services in 2011, we also were impacted significantly and adversely in previous years when several large pharmaceutical companies made changes to their commercial model by reducing the number of sales representatives employed internally and through outside organizations like PDI.  These and other developments within the pharmaceutical industry have resulted in volatility in the market for outsourced sales and marketing services during the last few years, and there can be no assurances regarding the continuation, timing or extent of any changes of these trends.  If companies in the pharmaceutical, biotechnology or healthcare industries reduce their demand for outsourcing services, our business, financial condition and results of operations could be materially and adversely affected.

If companies in the pharmaceutical, biotechnology or healthcare industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of sales representatives in the promotion of their products, our business and results of operations could be materially and adversely affected.

Our revenues depend on promotional, marketing and sales expenditures by companies in the pharmaceutical, biotechnology and healthcare industries.  Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products as well as the high level of patent expiration and related introduction of generic versions of branded medicine within the industry.  Furthermore, the trend in the pharmaceutical, biotechnology and healthcare industries toward consolidation may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the use of outsourced sales and marketing services providers.  This reduction in demand for outsourced sales and marketing services could be further exacerbated by the current economic condition of the United States and foreign countries. If companies in the pharmaceutical, biotechnology or healthcare industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of sales representatives in the promotion of their products, our business and results of operations could be materially and adversely affected.

Our service contracts are generally cancelable at any time, which may result in lost revenue and additional costs and expenses.

Our service contracts are generally for a term of one to two years (certain of our business units have contracts of shorter duration) and many may be terminated by the customer at any time for any reason.  In addition, many of our customers may internalize the contracted sales teams we provide under the terms of the contract or otherwise significantly reduce the number of sales representatives we deploy on their behalf.  The early termination or significant reduction of a contract by one of our customers not only would result in lost revenue, but also cause us to incur additional costs and expenses, such as termination expenses relating to excess employee capacity.  All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is significantly reduced or terminated, unless we can immediately transfer the related sales force to a new program,

PDI, Inc.
Annual Report on Form 10-K

if permitted under the contract, we must either continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.  The loss, termination or significant reduction of a large contract or the loss or termination of multiple contracts could have a material adverse effect on our business and results of operations.

The majority of our revenue is derived from a very limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition and results of operations.

Our revenue and profitability depend to a great extent on our relationships with a very limited number of large pharmaceutical companies. As of December 31, 2011, our three largest customers accounted for approximately 74.3% of our 2011 revenue.  As of December 31, 2010, our three largest customers accounted for approximately 82.8% of our 2010 revenue. While we expect to continue gaining new business in 2012, it is likely that our revenue and profitability will continue to be dependent on significant contracts with a very limited number of large pharmaceutical companies, and we may experience an even higher degree of customer concentration in 2012 and beyond in light of continued consolidation within the pharmaceutical industry and current business development opportunities.

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

If any future at-risk or other similar opportunities that we may pursue are not profitable for us, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

While we are not actively engaged in any fully at-risk opportunities at this time, we continue to evaluate potential opportunities on a very selective and opportunistic basis.  To the extent we enter into any arrangements in the future in which our anticipated revenue is based on sales of the product, there can be no assurance that our promotional activities will generate sufficient product sales for these types of arrangements to be profitable for us and our business.  In addition, there are a number of factors that could negatively impact product sales during the term of a sales force promotional program, many of which are beyond our control, including the level of promotional response to the product,  withdrawal of the product from the market, the launch of a therapeutically equivalent generic version of the product, the introduction of a competing product, loss of managed care covered lives, a significant disruption in the manufacture or supply of the product as well as other significant events that could affect sales of the product or the prescription market for the product. As a result, our financial condition, results of operations and cash flows could be materially and adversely affected if sales of products subject to these types of arrangements are not at adequate levels.

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

Our primary competitors for sales and marketing services include in-house sales and marketing departments of pharmaceutical,

PDI, Inc.
Annual Report on Form 10-K

biotechnology and healthcare companies, other contract sales organizations (CSOs) and providers of marketing and related services.  Most of our current and potential competitors are larger than us and have substantially greater capital, personnel and other resources than we have and certain of our competitors currently offer a broader range of personal and non-personal promotional and other related promotional services than we do. Additionally, certain of our competitors provide services on a global basis at the request of pharmaceutical, biotechnology and healthcare customers. Our inability to continue to remain competitive with respect to the range of service offerings that we can provide companies within the pharmaceutical, biotechnology and healthcare industries on a global basis or any other factors that result in increased competition may reduce our market share, which could have a material adverse effect on our business and result of results of operations.

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

We have substantial funds held in bank deposits, money market funds and other accounts at certain financial institutions.  A significant portion of the funds held in these accounts exceeds the Federal Deposit Insurance Corporation's insurance limits.  If any of the financial institutions where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the insurance coverage limit. Such a loss could have a material and adverse effect on our liquidity, business and financial condition.

Our business may suffer if we fail to attract and retain qualified sales representatives.

The success and growth of our business depends in large part on our ability to attract and retain qualified sales representatives.  There is competition for sales representatives from CSOs and pharmaceutical, biotechnology and healthcare companies.  In addition, in certain instances, we offer customers the option to permanently hire our sales representatives, and on occasion, our customers have hired the sales representatives that we trained to detail their products. We cannot provide assurance that we will continue to attract and retain qualified personnel.  If we cannot attract and retain qualified sales personnel our Sales Services business will suffer and our ability to perform under our existing sales force contracts may be impaired.

If we do not increase our revenues and successfully manage the size of our operations, our business, financial condition and results of operations could be materially and adversely affected.

The majority of our operating expenses are personnel-related costs such as employee compensation and benefits as well as the cost of infrastructure to support our operations, including facility space and equipment.  We continuously review our personnel to determine whether we are fully utilizing their services.  If we believe we are not in a position to fully utilize our personnel, we may make reductions to our workforce. If we are unable to achieve revenue growth in the future or fail to adjust our cost infrastructure to the appropriate level to support our revenues, our business, financial condition and results of operations could be materially and adversely affected.

Enacted healthcare reform legislation may increase our costs, impair our ability to match our pricing with any such increased costs, and therefore could materially and adversely affect our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act (PPACA) (also known as the Sunshine Act) was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act).  The PPACA and Reconciliation Act (collectively the Act) entail sweeping healthcare reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance

PDI, Inc.
Annual Report on Form 10-K

from the U.S. Department of Labor, the Internal Revenue Service, the U.S. Department of Health & Human Services, and state governments.  This reform includes, but is not limited to: the implementation of a small business tax credit; required changes in the design of our healthcare policy including providing insurance coverage to part-time workers working thirty or more hours per week; “grandfathering” provisions for existing policies; state insurance exchanges; “pay or play” requirements; and a “Cadillac plan” excise tax.  We are currently unable to determine the long-term impact of such legislation on our business. Since many provisions of the Act do not become operative until future years, we do not expect the Act to have a material adverse impact on our near term results of operations.  However, healthcare reform as mandated and implemented under the Act and any future federal or state mandated healthcare reform could materially and adversely affect our business, financial condition and results of operations by increasing our costs, hindering our ability to effectively match our cost of providing health insurance with our pricing and impeding our ability to attract and retain customers as well as potentially changing our business model or causing us to lose certain current competitive advantages.

Changes in governmental regulation could negatively impact our business operations and increase our costs.

The pharmaceutical, biotechnology and healthcare industries are subject to a high degree of governmental regulation.  Significant changes in these regulations affecting the services we provide, including product promotional, marketing research services and physician interaction programs, could result in the imposition of additional restrictions on these types of activities, additional costs to us in providing these services to our customers or otherwise negatively impact our business operations.  Changes in governmental regulations mandating price controls and limitations on patient access to our customers' products could also reduce, eliminate or otherwise negatively impact our customers' utilization of our sales and marketing services.

Our failure, or that of our customers, to comply with applicable healthcare regulations could limit, prohibit or otherwise adversely impact our business activities and could result in substantial penalties.

Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical products.  The healthcare industry also is regulated by various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Violations of these regulations may incur investigation or enforcement action by the FDA, Department of Justice, state agencies, or other legal authorities, and may result in substantial civil, criminal, or other sanctions.  Sanctions for violating the fraud and abuse laws also may include possible exclusion from Medicare, Medicaid and other federal or state healthcare programs.  Although we believe our current business arrangements do not violate these laws, we cannot assure you that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition or results of operations, even if we successfully defend against such claims.  While we rely on contractual indemnification provisions with our customers to protect us against certain claims, we cannot provide assurance that these provisions will be fully enforceable or that they will provide adequate protection against the claims intended to be covered.

If our customers continue to experience increased competition from manufacturers of generic drugs, our business, financial condition and results of operations could be materially and adversely impacted.

Our revenues depend on promotional, marketing and sales expenditures by companies in the pharmaceutical, biotechnology and healthcare industries.  Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by the introduction of generic versions of branded medicines.  This generic competition may occur upon the expiration or loss of patent protection, or in certain circumstances, upon the “at-risk” launch by a generic manufacturer of a generic version of a product we are promoting. The timing or impact of generic competition cannot be accurately predicted by us or our customers and could cause our customers to introduce cost cutting initiatives that result in reduced demand for our outsourced promotional services, or lead to the early termination of existing contracts, which could materially and adversely affect our business, financial condition and results of operations.

We may experience impairment charges of our goodwill and other intangible assets.

We are required to evaluate goodwill and other intangible assets for impairment at least annually, and between annual tests if events or circumstances warrant such a test.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  We test goodwill for impairment at the reporting unit level, which is one level below our segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  We currently have five reporting units, with one reporting unit, Group DCA, having goodwill and other intangible assets.  If we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations.  The determination of fair value is a highly subjective exercise

PDI, Inc.
Annual Report on Form 10-K

and can produce significantly different results based on the assumptions used and methodologies employed.  If our projected long-term sales growth rate, profit margins or terminal growth rate are considerably lower and/or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a non-cash impairment loss in our statement of operations. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements included in this Annual Report on Form 10-K.

If our insurance and self-insurance reserves are insufficient to cover our future liabilities for workers compensation, automobile and general liability and employee healthcare benefits, our business, financial condition and results of operations could be materially and adversely affected.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers' compensation, automobile and general liability and employee healthcare benefits.  Although we have reserved for these liabilities not covered by third-party insurance, our reserves are based on estimates developed using actuarial data as well as historical trends.  Any projection of these losses is subject to a high degree of variability and we may not be able to accurately predict the number or value of the claims that occur in the future.  In the event that our actual liability exceeds our reserves for any given period or if we are unable to control rapidly increasing healthcare costs, our business, financial condition and results of operations could be materially and adversely affected.

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

Historically, we have made a number of acquisitions, and we may pursue new acquisition opportunities in the future.  If we are unable to successfully integrate an acquired company or business, the acquisition could lead to disruptions to our business.  The success of an acquisition will depend upon, among other things, our ability to:

•	assimilate the operations and services or products of the acquired company or business;

•	integrate new personnel associated with the acquisition;

•	retain and motivate key employees;

•	retain customers; and

•	minimize the diversion of management's attention from other business concerns.

In the event that the operations of an acquired company or business do not meet our performance expectations, we may have to restructure the acquired company or business or write-off the value of some or all of the assets of the acquired company or business, including goodwill and other intangible assets identified at the time of acquisition.

In addition, the current market for acquisition targets in our industry is extremely competitive, and there can be no assurance that we will be able to successfully identify, bid for and complete acquisitions necessary or desirable to achieve our strategic goals.

Our quarterly revenues and operating results may vary, which may cause the price of our common stock to fluctuate.

PDI, Inc.
Annual Report on Form 10-K

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

The market for our common stock is volatile.  During 2011, our stock traded at a low of $5.27 and a high of $11.35.  In 2010, our stock traded at a low of $4.52 and a high of $11.78.  The trading price of our common stock has been and will continue to be subject to:

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

Our largest stockholder continues to have significant influence, which could delay or prevent a change in corporate control that may otherwise be beneficial to our stockholders.

John P. Dugan, our former chairman, beneficially owns approximately 33% of our outstanding common stock.  As a result, Mr. Dugan is able to exercise significant influence over the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendments to our certificate of incorporation.  This ownership concentration by Mr. Dugan could delay or prevent a change in corporate control that may otherwise be beneficial to our other stockholders.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Our certificate of incorporation and bylaws include provisions, such as providing for three classes of directors, which may make it more difficult to remove our directors and management and may adversely affect the price of our common stock. In addition, our certificate of incorporation authorizes the issuance of "blank check" preferred stock, which allows our board of directors to create one or more classes of preferred stock with rights and preferences greater than those afforded to the holders of our common stock.  This provision could have the effect of delaying, deterring or preventing a future takeover or a change in control, unless the takeover or change in control is approved by our board of directors.  We are also subject to laws that may have a similar effect. For example, section 203 of the General Corporation Law of the State of Delaware prohibits us from engaging in a business

PDI, Inc.
Annual Report on Form 10-K

combination with an interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.  As a result of the foregoing, it will be difficult for another company to acquire us and, therefore, could limit the price that possible investors might be willing to pay in the future for shares of our common stock. In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in, and our Sales Services and PC Services segments are operated out of, Parsippany, New Jersey where we lease approximately 23,000 square feet.  The lease runs through June 2017.  Our Marketing Services business unit, Group DCA, operates out of an approximately 21,000 square foot facility in Parsippany, New Jersey under a lease that expires in June 2017, with a June 2014 early cancellation provision.  The cancellation provision requires nine months notice and a cancellation fee.

We also lease approximately 84,000 square feet of office space in Saddle River, New Jersey (our former corporate headquarters), that terminates in January 2016 and is cancellable by PDI on June 30, 2015.  We have entered into subleases, which run through the end of the underlying lease, for all of the square footage at our Saddle River facility. Our discontinued Marketing Services business unit, TVG, operated out of a 38,000 square foot facility in Dresher, Pennsylvania under a lease that runs for a term of approximately 12 years and terminates in November 2016.  We have sublet substantially all of the office space in Dresher, Pennsylvania through the end of the underlying lease. Our discontinued Marketing Services business unit, Pharmakon, operated out of a 6,700 square foot facility in Schaumburg, Illinois under a lease that expires in February 2015. We are seeking to sublease our office space at our Schaumburg, Illinois location. There can be no assurance, however, that we will be able to successfully sublet the unused office space on favorable terms or at all.

We believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.            REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “PDII.”  The price range per share of common stock presented below represents the high and low sales price for our common stock on the Nasdaq Global Market for the last two years by quarter.

PDI, Inc.
Annual Report on Form 10-K

	2011		2010
	HIGH	LOW	HIGH	LOW
First quarter	$11.35	$7.63	$7.69	$4.52
Second quarter	$9.56	$5.92	$9.50	$6.56
Third quarter	$8.34	$6.10	$9.05	$7.01
Fourth quarter	$7.74	$5.27	$11.78	$8.40

Holders

We had 626 stockholders of record as of March 1, 2012.  Not reflected in the number of record holders are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.  Future earnings, if any, will be used to finance the future operation and growth of our business.

Securities Authorized For Issuance under Equity Compensation Plans

We have a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  All equity compensation plans have been approved by security holders.  The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information
Year Ended December 31, 2011
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2004 Stock Award and Incentive Plan, 2000 Omnibus Incentive Compensation Plan, and 1998 Stock Option Plan)	102,545	$17.66	1,659,367

Equity compensation plans not approved by security holders (1)	—	—	—
Total	102,545	$17.66	1,659,367

 (1)  Excludes restricted stock, restricted stock units and stock-settled stock appreciation rights.

Issuer Purchases of Equity Securities

From time-to-time, we repurchase our common stock on the open market or in privately negotiated transactions or both.  On November 7, 2006, we announced that our Board of Directors authorized us to repurchase up to one million shares of our common stock, none of which has been repurchased.  We did not repurchase any shares of our common stock on the open market during the years ended December 31, 2011 and 2010.  Any future repurchases of shares will be made from available cash.

ITEM 6.	SELECTED FINANCIAL DATA

PDI is a smaller reporting company as defined by the disclosure requirements in Regulation S-K of the SEC and therefore not required to provide this information.

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are a leading provider of outsourced commercial services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States.  We are a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers’ strategic and financial product objectives.  In addition to outsourced sales teams in the United States, we also provide other promotional services including clinical educator services, digital communications and teledetailing.  Combined, our services offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout their lifecycles, from development through maturity.  We provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients. We provide these services through three reporting segments: Sales Services; Marketing Services; and PC Services. These segments are described in detail under the caption Description of Reporting Segments below.

Our business depends in large part on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced promotional services.  In recent years, this demand has been impacted by certain industry-wide factors affecting pharmaceutical, biotechnology and healthcare companies, including, among other things, pressures on pricing and access, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment, decreased pipeline productivity and a slow-down in the rate of approval of new products by the Food and Drug Administration (FDA).  Additionally, a number of pharmaceutical companies have made changes to their commercial models by reducing the internal number of sales representatives.  A significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore benefited from cost control measures implemented by these companies and their resultant increased reliance on outsourced promotional services. However, during 2011, certain of our Marketing Services customers delayed the implementation or reduced the scope of a number of marketing initiatives.  In addition to fluctuations in customer demand, we continue to experience a high degree of customer concentration and this trend may continue as a result of recent and continuing consolidation within the pharmaceutical industry.

On November 3, 2010, we acquired 100% of the membership interest in Group DCA, a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. Based in Parsippany, New Jersey, Group DCA leverages the strength of the Internet, multimedia, tablet PCs, dimensional direct mail and its proprietary software, DIAGRAM™, to deliver non-personal selling solutions via interactive communications exchanges that accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows customers the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of PDI’s traditional outsourced promotional services and Group DCA’s e-detailing, patient education communications and other digital communications, we expect to be even better positioned to offer customers increased insight and greater engagement, resulting in integrated information and more impactful messages being delivered to healthcare providers across multiple communication channels.

We paid cash (net) of approximately $23.9 million for Group DCA, of which $1.3 million was placed in escrow. As of December 31, 2011, $1.3 million is still held in escrow and will be paid out 18 months from the date of acquisition. The purchase agreement also provided for the former members of Group DCA to earn up to an additional $30.0 million from the date of acquisition through December 31, 2012.  These payouts were to be based on Group DCA’s achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for payments related to the periods ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buyout of the contingent earn-out fee. Under the amendment, we will pay $3.4 million to buyout the contingent earn-out fee under the purchase agreement in 2012. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013.

On December 29, 2011, we entered into an agreement to sell certain assets of our Pharmakon business unit to Informed in exchange for potential future royalty payments with a fair value of $0.4 million and a 1% ownership interest in Informed valued at $0.1 million. Net of the aforementioned consideration, we recorded a charge of approximately $7.5 million. See Note 18,

PDI, Inc.
Annual Report on Form 10-K (continued)

Discontinued Operations, to the consolidated financial statements included in this Annual Report on Form 10-K for additional details.

On August 1, 2011, we announced the formation of our new business unit, Interpace BioPharma. Interpace BioPharma provides pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. This unit currently has one contract, the revenue and expenses of which is included in the Product Commercialization Services segment.

On March 3, 2011, we announced the launch of a new business unit within our Sales Services segment, EngageCE. EngageCE provides clinical educator services to our customers. The goal of clinical educators is to work with healthcare providers in the management of chronic diseases in order to optimize patient care and outcomes. We have seen a growing demand for these types of services within our customers and we believe that the clinical educator services provided via EngageCE will complement traditional sales force efforts and enhance our offerings.

In July 2010, we announced our intent to exit the marketing research business conducted by our TVG business unit.  Changes in the healthcare industry, including various mergers and acquisitions as well as healthcare reform, have resulted in a significant decrease in demand for the market research services our TVG business unit provided.  We completed our exit from the TVG business by September 30, 2010.  See Note 18, Discontinued Operations, to our consolidated financial statements included in this Annual Report on Form 10-K for additional details.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth in our Sales Services, Marketing Services and PC Services businesses. These businesses provide our customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships.  In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers’ product portfolios and therefore we expect the market share penetration of outsourced sales organizations to increase in order to address these needs.  We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the leading outsourced promotional services organization in the United States. We believe our focus has led to the significant level of new business we experienced in 2011. In addition, we continue to diligently evaluate the risks and rewards of opportunities within our PC Services segment as they arise, while enhancing future value-added service offerings, as well as continue to evaluate acquisitions that will enhance our current service offerings and provide new business opportunities.

DESCRIPTION OF REPORTING SEGMENTS

For the year ended December 31, 2011, our three reporting segments were as follows:
▪Sales Services, which is comprised of the following business units:

•	Dedicated Sales Teams;

•	Shared Sales Teams; and

•	EngageCE.
▪Marketing Services, which is comprised of the following business units:

•	Group DCA; and

•	Voice.
▪Product Commercialization Services (PC Services) which is comprised of the following business unit:

•	Interpace BioPharma.

Select financial information for each of these segments is contained in Note 17, Segment Information, to our consolidated financial statements included in this Annual Report on Form 10-K and in the discussion under “Consolidated Results of Operations.”

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments,

PDI, Inc.
Annual Report on Form 10-K (continued)

estimates and assumptions at a specific point in time that affect the amounts reported in our consolidated financial statements and disclosed in the accompanying notes.  These assumptions and estimates are inherently uncertain.  Outlined below are accounting policies, which are important to our financial position and results of operations, and require our management to make significant judgments in their application.  Some of those judgments can be subjective and complex.  Management’s estimates are based on historical experience, information from third-party professionals, facts and circumstances available at the time and various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.  Additionally, changes in estimates could have a material impact on our consolidated results of operations in any one period.  For a summary of all of our significant accounting policies, including the accounting policies discussed below, see Note 1, Nature of Business and Significant Account Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.

Revenue and Cost of Services

We recognize revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

Sales Services

Revenue under pharmaceutical detailing contracts is generally based on the number of physician details made or the number of sales representatives utilized.  Revenue is generally recognized on a straight-line basis over the contract period or as the physician details are performed. A portion of revenues earned under certain contracts may be risk-based. The risk-based metrics are based on contractually defined percentages of prescriptions written.  Revenue from risk-based metrics is recognized in the period which the metrics have been attained and when we are reasonably assured that payment will be made.

Many of our product detailing contracts also allow for additional periodic incentive fees to be earned if certain activity based performance benchmarks have been attained. Revenue from incentive fees is recognized in the period earned if the performance benchmarks have been attained and when we are reasonably assured that payment will be made.   Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commission based revenue is recognized when performance is completed.

Our product detailing contracts are generally for terms of one to two years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 180 days’ notice.  Certain contracts provide for termination payments if the customer terminates the agreement without cause.  Typically, however, these penalties do not offset the revenue we could have earned under the contract or the costs we may incur as a result of its termination.

We maintain continuing relationships with our Sales Services customers which may lead to multiple ongoing contracts between us and one customer. In situations where we enter into multiple contracts with one customer at or near the same time, we evaluate the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated as a package and should be accounted for as a single agreement.

The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on our financial condition or results of operations.  Historically, we have derived a significant portion of service revenue from a limited number of customers.  Concentration of business in the pharmaceutical industry is common and the industry continues to consolidate.  As a result, we are likely to continue to experience significant customer concentration in future periods.  For the year ended December 31, 2011, our three largest customers, who each individually represented 10% or more of our service revenue, collectively accounted for approximately 72.4% of our service revenue.  For the year ended December 31, 2010, our three largest customers, who each individually represented 10% or more of our service revenue, collectively accounted for approximately 82.6% of our service revenue.  See Note 13, Significant Customers, to our consolidated financial statements included in this Annual Report on Form 10-K.

Cost of services consists primarily of the costs associated with executing product detailing programs, performance based contracts or other sales services identified in the contracts and includes personnel costs and other direct costs, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular program. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. All personnel costs, initial direct program costs and other direct costs are expensed as

PDI, Inc.
Annual Report on Form 10-K (continued)

incurred.

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which we are reimbursed at cost by our customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of services in the consolidated statements of operations.  For the years ended December 31, 2011 and 2010, reimbursable out-of-pocket expenses were $24.8 million and $21.3 million, respectively.

Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract.  For the majority of our contracts, training costs are reimbursable out-of-pocket expenses.

Marketing Services

Revenue under marketing service contracts are primarily based on a series of deliverable services associated with the design and execution of interactive digital promotional programs.  The contracts are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments we have made on behalf of the customer.

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

A majority of our multiple-element arrangements generally contain two phases for each wave of promotional content that is developed under the program: the development phase and the delivery phase. The development phase represents the creation of the promotional assets to be used in the program while the delivery phase represents the delivery of those assets to the customer's target audience and any communications received from the targets in response to the materials. We have determined that these two phases represent the units of accounting of a majority of our multiple-element arrangements.

We uses our best estimate of selling price to determine the value of all deliverables within the development unit of accounting and a majority of the deliverables within the delivery unit of accounting. The best estimate of selling price of standard deliverables is derived primarily from our standard rate card, which covers a majority of the deliverables included within our customer contracts and is reviewed and updated on an annual basis or more frequently if circumstances warrant, and management's margin objectives. Prices on the standard rate card are derived primarily from our standard hourly project budgets and standard hourly billing rate, however, these prices are then evaluated against recent market conditions and sales trends and may be adjusted by management in order to remain competitive in the current environment.

The best estimate of selling price of non-standard deliverables included within its customer contracts, which generally represent custom projects, is derived from the deliverable's hourly project budget and our standard hourly billing rate. For a select few types of deliverables provided within its customer contracts, we use third party evidence to determine the value of the deliverables. This applies primarily to the physical production of program recruitment tactics such as webkeys and direct mail, as well as other vendor services that we utilize from time to time such as email broadcasting fees.

Revenue related to the development unit of accounting is recognized as the services are delivered. Revenue related to the delivery unit of accounting is recognized on a straight-line basis over the delivery phase of the project, as defined in the contract, and generally ranges between six and twelve months.

We maintain continuing relationships with our Marketing Services customers which may lead to multiple ongoing contracts between the two parties. In situations where we enters into multiple contracts with one customer at or near the same time, we evaluate the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated together and should be accounted for as a single agreement.

Cost of services consists primarily of the costs associated with executing interactive digital promotional programs or other sales and marketing services identified in the contract and include personnel costs and other direct costs. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the professional staff that are directly responsible for executing a particular program. Other direct costs include, but are not limited to, freelance costs; email broadcasting fees; list rental fees; cue card, webkey and direct mail production fees; and other promotional expenses.  All personnel costs and direct program costs are expensed as incurred.

PDI, Inc.
Annual Report on Form 10-K (continued)

PC Services

Revenue under product commercialization contracts is based on the number of sales representatives utilized and the commercial operations services we provide. We have determined that there are two units of accounting in our PC Services arrangement: the Dedicated Sales Team providing product detailing services; and the commercial operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services. Due to the significant level of customization, selling prices are determined for the Dedicated Sales Team through internal development of a program budget consistent with the manner of deriving selling prices that we employ in our Sales Services segment. Selling prices for commercial operations are determined by estimating the expenditures required to perform the services, plus the addition of a profit margin consistent with the expected profit margin to be generated by the Dedicated Sales Team. Revenue is recognized for the Dedicated Sales Team on a straight-line basis over the product detailing service period which begins upon deployment of the sales force. Revenue is recognized for commercial operations services as services are provided over the term of the contract.
Cost of services consists primarily of the costs associated with executing product detailing programs and includes personnel costs and other direct costs, as well as the initial direct costs associated with staffing a product detailing program. Cost of services may also include costs such as distribution, marketing and promotion, public relations, patient reimbursement programs, managed care support, and market research. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing the program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular program. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. All personnel costs, initial direct program costs and other direct costs are expensed as incurred.

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

We test goodwill and indefinite lived intangibles for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  These events or circumstances could include a significant long-term adverse change in the business climate, indicators of poor operating performance or a sale or disposition of a significant portion of a business unit.  We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.  Goodwill has been assigned to the reporting unit to which the value of the goodwill relates.  We currently have five reporting units; with only one reporting unit, Group DCA, having goodwill.  We tested goodwill by estimating the fair value of the business unit using a discounted cash flow (DCF) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. Our annual impairment testing as of December 31, 2011 did not result in an impairment. As of December 31, 2011, Group DCA’s fair value exceeded its carrying value by approximately $13 million or 47%. As of December 31, 2011, the fair value of Group DCA’s indefinite lived intangible asset, corporate tradename, exceeded its carrying value. If, in future periods, the Group DCA reporting unit’s key assumptions: the projected long-term sales growth rate or terminal rate change adversely; or the assumed discount rate is considerably higher; future testing may result in an impairment of the Group DCA goodwill or corporate tradename.

We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances

PDI, Inc.
Annual Report on Form 10-K (continued)

indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.  During the year ended December 31, 2011, no impairment of finite-lived intangible assets was deemed necessary.

While we use available information to prepare our estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in additional impairment and losses related to recorded goodwill, intangibles or long-lived asset balances. In addition, future events impacting cash flows for existing assets could make necessary a write-down or write-off that was not previously required.

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

In connection with the acquisition of Group DCA, we recorded the fair value of a contingent earn-out fee of approximately $1.6 million within long-term liabilities. The Group DCA purchase agreement provided for the former members of Group DCA to earn the contingent earn-out fee of up to an additional $30 million from the date of acquisition through December 31, 2012.  These earn-out fees were based on Group DCA’s achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for payments related to the periods ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011, and announced that we amended the Group DCA purchase agreement to negotiate a buyout of the contingent earn-out fee. Under the amendment, we will pay $3.4 million, in 2012, to buyout the contingent earn-out fee under the purchase agreement. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013.

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

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences.  The realization of these assets is dependent on generating future taxable income.  We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  Our recent operating results and projections of future income weighed heavily in our overall assessment.  The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2011 and 2010, as we determined that it was more likely than not that these assets would not be realized.

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

We primarily use the Black-Scholes option pricing model to determine the fair value of stock options and stock-based stock appreciation rights (SARs). The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by our stock price as well as assumptions made regarding a number of complex and subjective variables.  These assumptions include: our expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield.  Our assumptions are more fully described in Note 12, Stock-Based Compensation, to our consolidated financial statements in this Annual Report on Form 10-K.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

	Years Ended December 31,
	2011	2010
Revenue, net	100.0%	100.0%
Cost of services	79.4%	80.3%
Gross profit	20.6%	19.7%
Compensation expense	12.5%	12.1%
Other selling, general and administrative expenses	9.3%	11.3%
DCA contingent consideration buyout and related charges	1.8%	—%
Facilities realignment	—%	1.5%
Total operating expenses	23.6%	24.9%
Operating loss	(3.0)%	(5.1)%
Other income, net	—%	0.1%
Loss from continuing operations
before income tax	(3.0)%	(5.0)%
(Benefit) provision for income tax	(0.6)%	0.3%
Loss from continuing operations	(2.4)%	(5.3)%
(Loss) income from discontinued operations, net of tax	(5.2)%	0.3%
Net loss	(7.6)%	(5.1)%

Results of Continuing Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

(in thousands)	Sales	Marketing	PC
	Services	Services	Services	Consolidated
Year ended December 31, 2011:
Revenue, net	$135,970	$12,195	$9,126	$157,291
Cost of Services	$108,770	$9,144	$6,906	$124,820
Gross Profit	$27,200	$3,051	$2,220	$32,471
Gross Profit %	20.0%	25.0%	24.3%	20.6%

Year ended December 31, 2010:
Revenue, net	$133,307	$1,282	$—	$134,589
Cost of Services	$105,184	$2,853	$—	$108,037
Gross Profit	$28,123	$(1,571)	$—	$26,552
Gross Profit %	21.1%	(122.5)%	N/A	19.7%

Operations Overview

We operate in three business segments: Sales Services; Marketing Services; and PC Services. In 2011, our results from continuing operations improved significantly relative to 2010. In fact, revenue, gross profit and operating loss all improved significantly and we were able to achieve positive cash flow from operations for the full year. These overall positive results were driven by our PC Services segment. Specifically, these improvements were the result of the formation of our Interpace BioPharma business unit and the agreement signed in the second quarter of 2011.

As we have previously stated, although we anticipate a continued downsizing of sales forces by the pharmaceutical industry, we expect that this downsizing will create an increase in the level of outsourcing of sales and marketing services as the pharmaceutical industry drives to create a new selling model. We believe that long term trends in the pharmaceutical industry will result in a higher level of outsourcing of the types of services we provide.

We believe the overall value of our offerings is improved by our ability to integrate our core and expanded offerings.

PDI, Inc.
Annual Report on Form 10-K (continued)

Group DCA Accounting Impacts

On the date of the Group DCA acquisition, we outlined certain acquisition accounting related items that would impact the Group DCA operating results in the future. The following is an updated summary of how accounting related to the Group DCA acquisition is impacting our reported results:

•
As of the purchase date, Group DCA had deferred revenue on its historical closing balance sheet. Had Group DCA not been purchased, that amount would have been recorded as revenue by Group DCA as projects were completed through 2011. However, as required by the rules of acquisition accounting, a large part of the deferred revenue balance at the date of the acquisition did not carry over to PDI after the acquisition, the majority of which impacted 2011, making reported revenue for 2011 lower than we believe it will be going forward on an annualized basis.

•
Acquisition accounting requires ongoing amortization of finite lived intangibles acquired and valued for accounting purposes as of the date of the acquisition. These include the acquired proprietary technology and the extensive health care provider database. Amortization of these intangibles will result in annual charges of approximately $0.9 million.

•
The accounting for potential earn-out payments is influenced by acquisition accounting. Up to $5.0 million of the potential $30.0 million of earn-out payments would have been charged against earnings if they were earned in 2011 and 2012. However, in determining the amount that was recorded in the initial purchase price, acquisition accounting required the Company to estimate the fair value for the remainder of the $25.0 million of potential earn-out payments which we determined by estimating the present value of earn-out payments we thought were probable on a weighted risk-adjusted basis. As of the acquisition date we recorded $1.6 million as the fair value of these estimated earn-out payments, which is part of the initial purchase price for accounting purposes. In November 2011, we announced that we amended the Group DCA purchase agreement to negotiate a buyout of the potential earn-out fee. Under the amendment, we will pay $3.4 million to buyout the potential earn-out fee. In connection with the potential earn-out fee, we recorded a charge of $3.4 million for the negotiated buyout of that earn-out fee which was partially offset by the write-off of the previously accrued $1.6 million estimated earn-out payments during the year ended December 31, 2011.

Revenue, net

Consolidated revenue for the year ended December 31, 2011 increased by $22.7 million, or 16.9%, to $157.3 million, compared to the year ended December 31, 2010. This increase was primarily attributable to a full year of Group DCA revenue and the revenue associated with our new fee for service contract in our new Interpace Biopharma business unit in 2011.

Revenue in our Sales Services segment for the year ended December 31, 2011 increased by $2.7 million, or 2.0%, to $136.0 million, compared to the year ended December 31, 2010.

Revenue in our Marketing Services segment for the year ended December 31, 2011 increased by $10.9 million, to $12.2 million, compared to the year ended December 31, 2010.  This increase was primarily attributable to a full year of Group DCA revenue in 2011.

Revenue in our PC Services segment for the year ended December 31, 2011 of $9.1 million is related to our new fee for service arrangement within our Interpace BioPharma business unit. There was no revenue in our PC Services segment for the year ended December 31, 2010, as there were no ongoing product commercialization activities in 2010.
Cost of services

Consolidated cost of services for the year ended December 31, 2011 increased $16.8 million, or 15.5%, to $124.8 million, compared to the year ended December 31, 2010. This increase was primarily due to costs associated with the contract win in our new Interpace Biopharma business unit and a full year of costs of Group DCA in 2011.

Cost of services in our Sales Services segment for the year ended December 31, 2011 increased to $108.8 million, or 3.4%, compared to the year ended December 31, 2010 in support of the higher revenues discussed above.

Cost of services in our Marketing Services segment for the year ended December 31, 2011 increased $6.3 million to $9.1 million, compared to the year ended December 31, 2010. This increase was primarily due to a full year of costs of Group DCA in 2011.

Cost of services in our PC Services segment for the year ended December 31, 2011 increased to $6.9 million. These costs

PDI, Inc.
Annual Report on Form 10-K (continued)

are related to our new fee for service arrangement within our Interpace BioPharma business unit. There was no cost of services in our PC Services segment for the year ended December 31, 2010, as there were no ongoing product commercialization activities in 2010.

Gross profit

Consolidated gross profit for the year ended December 31, 2011 increased by $5.9 million, or 22.3%, to $32.5 million, compared to the year ended December 31, 2010. The consolidated gross profit percentage increased 2.3%, to 20.6% for the year ended December 31, 2011, compared to the year ended December 31, 2010.

The gross profit percentage in our Sales Services segment for the year ended December 31, 2011 decreased by 1.1%, to 20.0%, compared to the year ended December 31, 2010. This decrease was primarily due to fixed management costs in our Shared Sales Team over a lower revenue base in 2011.

The gross profit percentage in our Marketing Services segment for the year ended December 31, 2011 increased to 25.0%, from (122.5)% in the year ended December 31, 2010. During the year ending December 31, 2011, we saw a significant increase in gross profit as the acquisition accounting impact on Group DCA's deferred revenue had a smaller effect on revenue, and therefore gross profit, as we progressed through the year. Moving forward into 2012, we anticipate a further improvement in gross profit as the impacts of acquisition accounting on deferred revenue will not have a recurring impact.

The gross profit percentage in our PC Services segment for the year ended December 31, 2011 was 24.3%. This was due to our new contract in our Interpace BioPharma business unit. There was no gross profit in our PC Services segment for the year ended December 31, 2010, as there were no ongoing product commercialization activities in 2010.

Note: Compensation expense and Other selling, general and administrative (other SG&A) expense amounts for each segment include allocated corporate overhead.

Compensation expense (in thousands)
Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	sales	Services	sales	Services	sales	Total	sales
2011	$14,209	10.5%	$5,129	42.1%	$356	3.9%	$19,694	12.5%
2010	15,008	11.3%	1,259	98.2%	—	N/A	16,267	12.1%
Change	$(799)		$3,870		$356		$3,427

Consolidated compensation expense for the year ended December 31, 2011 increased by $3.4 million, or 21.1%, compared to the year ended December 31, 2010.  This increase was primarily attributable to a full year of Group DCA in 2011.

Compensation expense in our Sales Services segment for the year ended December 31, 2011 decreased by $0.8 million, or 5.3%, to $14.2 million compared to the year ended December 31, 2010.  As a percentage of segment revenue, compensation expense decreased 0.8%, to 10.5% for the year ended December 31, 2011, from 11.3% for the year ended December 31, 2010. The decline in segment compensation expense as a percent of segment revenue was primarily driven by a reduction in allocated short term incentive compensation.

Compensation expense in our Marketing Services segment for the year ended December 31, 2011 increased by $3.9 million, to $5.1 million, compared to the year ended December 31, 2010 due to a full year of DCA costs in 2011.  As a percentage of segment revenue, segment compensation expense decreased 56.1%, to 42.1% for the year ended December 31, 2011, from 98.2% for the year ended December 31, 2010. The decrease in segment compensation expense as a percent of segment revenue was due to the increase in segment revenue, more than offsetting the increase in compensation expense.

Compensation expense associated with or allocated to our PC Services segment for the year ended December 31, 2011 was $0.4 million. This is related to our new fee for service arrangement within our Interpace BioPharma business unit. There was no compensation expense in or allocated to our PC Services segment for the year ended December 31, 2010, as there were no ongoing product commercialization activities in 2010.

PDI, Inc.
Annual Report on Form 10-K (continued)

Other selling, general and administrative expenses (in thousands)
Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	sales	Services	sales	Services	sales	Total	sales
2011	$9,719	7.1%	$4,526	37.1%	$345	3.8%	$14,590	9.3%
2010	12,773	9.6%	2,416	188.5%	—	N/A	15,189	11.3%
Change	$(3,054)		$2,110		$345		$(599)

 Consolidated other selling, general and administrative expenses for the year ended December 31, 2011 decreased by $0.6 million, or 3.9%, to $14.6 million, compared to the year ended December 31, 2010.  As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased 2.0%, to 9.3% for the year ended December 31, 2011, from 11.3% for the year ended December 31, 2010 due to lower allocated corporate costs and an increase in consolidated revenue.
The lower allocated corporate costs includes lower consulting expenses and professional fees and the fact that there were no acquisition related costs in the year ended December 31, 2011.

Other selling, general and administrative expenses in our Sales Services segment for the year ended December 31, 2011 decreased by $3.1 million, to $9.7 million, compared to the year ended December 31, 2010. As a percentage of segment revenue, other selling, general and administrative expenses decreased 2.5%, to 7.1% for the year ended December 31, 2011, from 9.6% for the year ended December 31, 2010.  This decrease was primarily attributable to a reduction in the allocated corporate costs discussed above.

Other selling, general and administrative expenses in our Marketing Services segment for the year ended December 31, 2011 increased by $2.1 million, or 87.3%, to $4.5 million, compared to the year ended December 31, 2010. This was primarily due to the inclusion of a full year of Group DCA selling, general and administrative expenses. As a percentage of segment revenue, other selling, general and administrative expenses decreased to 37.1% for the year ended December 31, 2011, from 188.5% for the year ended December 31, 2010. This decrease was primarily attributable to the increase in Group DCA revenue in the period ended December 31, 2011 as described above and the absence of Group DCA acquisition costs in 2011.

Other selling, general and administrative expenses associated with our PC Services segment for the year ended December 31, 2011 was $0.3 million. These expenses are primarily related to the allocation of general back office costs to our new fee for service arrangement within our Interpace BioPharma business unit. There was no other selling, general and administrative expenses in our PC Services segment for the year ended December 31, 2010, as there were no ongoing product commercialization activities in 2010.

DCA contingent consideration buyout and related charges

In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buyout of the contingent earn-out fee. Under the amendment, we will pay $3.4 million, in 2012, to buyout the contingent earn-out fee under the purchase agreement. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013. Partially offsetting these charges was the write-off of the $1.6 million contingent earnout fee we had accrued for in purchase accounting as of the acquisition date.

Facilities realignment

For the year ended December 31, 2010, Sales Services incurred charges of approximately $2.0 million related to office space in Saddle River, New Jersey.

Operating loss from continuing operations

There were operating losses from continuing operations of $4.7 million and $6.9 million during the years ended December 31, 2011 and 2010, respectively.  The decrease in operating loss from continuing operations in 2011 was primarily attributable to the addition of our contract win in our Interpace BioPharma business unit as well as a decrease in corporate expenses, partially offset by the Group DCA contingent consideration buyout and related charges.  The operating loss from continuing operations in 2010 was primarily attributable to the acquisition costs of Group DCA, the losses Group DCA incurred and the facilities realignment charges of $2.0 million discussed above.

Provision for income taxes

PDI, Inc.
Annual Report on Form 10-K (continued)

We had an income tax benefit of approximately $0.9 million for the year ended December 31, 2011, compared to income tax expense of $0.4 million for the year ended December 31, 2010. The income tax benefit for the year ended December 31, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years. Income tax expense for the year ended December 31, 2010 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had cash and cash equivalents and short-term investments of approximately $64.5 million and working capital of $34.3 million, compared to cash and cash equivalents and short-term investments of approximately $62.9 million and working capital of approximately $37.3 million at December 31, 2010. As of December 31, 2011 and 2010, we had no outstanding commercial debt.

During the years ended December 31, 2011 and December 31, 2010, net cash provided by operating activities was $2.0 million and $16.4 million, respectively.   The main components of cash provided by operating activities for the year ended December 31, 2011 was a decrease in assets of $3.0 million, which more than offset the net loss of $11.9 million after taking into effect non-cash items of $10.5 million. The main components of cash provided by operating activities for the year ended December 31, 2010 were an increase in liabilities of $12.6 million, non-cash items of $4.1 million, a reduction in accounts receivable of $2.1 million, and the reduction in income tax receivable of $3.3 million.  This was partially offset by a net loss of $6.8 million.

As of December 31, 2011, we had $2.6 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits on contracts in progress are earned and billed within a few months of the period they are originally recognized.  As of December 31, 2011, we had approximately $15.9 million of unearned contract revenue.  Unearned contract revenue represents amounts billed to customers for services that have not been performed.  These amounts are recorded as revenue in the periods they are earned.

For the year ended December 31, 2011, net cash used in investing activities was approximately $0.3 million as compared to net cash used in investing activities of $26.0 million during the year ended December 31, 2010.  During the year ended December 31, 2011, we had capital expenditures of $0.3 million. For the year ended December 31, 2010, we acquired Group DCA for $23.9 million and had capital expenditures, primarily for computer equipment and software, of $2.1 million.

For each of the years ended December 31, 2011 and 2010, net cash used in financing activities was approximately $0.1 million.  This represents shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

We had standby letters of credit of approximately $3.1 million and $5.4 million at December 31, 2011 and 2010, respectively, as collateral for our existing insurance policies and our facility leases.  Our standby letters of credit automatically renew every year unless canceled in writing by us with consent of the beneficiary, generally not less than 60 days before the expiry date.

We recorded facility realignment charges totaling approximately $2.0 million during the year ended December 31, 2010 for costs related to excess leased office space at our Saddle River, New Jersey facility.  We have secured subleases through the remainder of the lease term for all the vacant square footage at our Saddle River location.

In December 2011, we sold certain assets of our Pharmakon business unit, vacated the business units' Schaumburg, Illinois facility and recorded a facility realignment charge of $0.4 million in discontinued operations. We are currently seeking to sublease the 6,700 square feet of office space available at the Schaumburg facility. The lease runs through February 2015. Effective September 30, 2010, we closed our TVG business unit and exited all remaining utilized space in Dresher, Pennsylvania. As a result, we recorded charges of approximately $0.3 million for facility realignment and $0.6 million for non-cash asset impairment on furniture and leasehold improvements, which have been recorded in discontinued operations for the year ended December 31, 2010.   In the first quarter of 2011, we entered into two sublease agreements under which we sublet substantially all of the remaining space in Dresher.

A rollforward of the activity for the facility realignment accrual is as follows (in thousands):

PDI, Inc.
Annual Report on Form 10-K (continued)

Balance as of January 1, 2010	$6,253
Accretion	147
Adjustments	2,311
Payments	(2,409)
Balance as of December 31, 2010	$6,301
Accretion	159
Adjustments	206
Payments	(2,177)
Balance as of December 31, 2011	$4,489

Charges for facility lease obligations relate to real estate lease contracts where we have exited certain space and are required to make payments over the remaining lease term (January 2016 for the Saddle River, New Jersey facility, November 2016 for the Dresher, Pennsylvania facility, and February 2015 for the Schaumburg, Illinois facility).  All lease termination amounts are shown net of projected sublease income.

We made payments, net of cash received, to purchase all issued and outstanding membership interests of Group DCA on November 3, 2010 of approximately $23.9 million, of which $1.3 million was held in escrow.  As of December 31, 2011, $1.3 million was placed in escrow, and will is scheduled to be paid out 18 months from the date of acquisition.  The former members of Group DCA had the ability to earn up to $30.0 million in specified contingent earn out payments from the date of acquisition through December 31, 2012.  These payouts were based on Group DCA’s achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for payments relating to the period ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buyout of the contingent earn-out fee. Under the amendment, we will pay $3.4 million to buyout the contingent earn-out fee under the purchase agreement in 2012. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  Our three largest customers in 2011 accounted for approximately 42.7%, 17.8% and 13.8%, respectively, of our revenue.  We believe that we will continue to experience a high degree of customer concentration and that the loss or a significant reduction of business from any of our major customers, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.  One of our Shared Sales Teams’ services to a significant customer are seasonal in nature, occurring primarily in the winter season.

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

Going Forward

Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $2.0 million in 2012.  We expect our working capital requirements to increase as a result of new customer contracts generally providing for longer than historical payment terms.

We continue to right-size our facilities and corporate structure on a go-forward basis.  We recorded facility realignment charges totaling approximately $2.0 million during the year ended December 31, 2010 for costs related to excess leased office space at our Saddle River, New Jersey facility.  During the third quarter of 2009, management committed to a cost savings initiative to exit our three-floor Saddle River, New Jersey facility and relocate our corporate headquarters to a smaller, strategically located office space in Parsippany, New Jersey.  In November 2009, we signed a seven and one-half year lease for approximately 23,000 square feet of office space in Parsippany, New Jersey commencing on or about January 1, 2010.  The minimum lease payments associated with this lease total $3.6 million.

We believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months. However, we may require alternative forms of financing to achieve our longer-

PDI, Inc.
Annual Report on Form 10-K (continued)

term strategic plans.

Contractual Obligations

We have committed cash outflow related to operating lease agreements and other contractual obligations. We lease facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as predefined rent escalations.  Total expense under these agreements for the years ended December 31, 2011 and 2010 was approximately $3.8 million and $4.0 million, respectively, of which $3.3 million and $3.5 million, respectively, related to automobiles leased for use by employees for a maximum lease term of one year from the date of delivery with the option to renew.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 (ASU 2009-13), “Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force." ASU 2009-13 updates the existing multiple-deliverable revenue arrangements guidance included under Accounting Standards Codification 605-25. The revised guidance:

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
PDI frequently provides promotional services under multiple-deliverable revenue arrangements (Arrangements) through its Group DCA and Interpace BioPharma business units. The significant deliverables in these Arrangements generally include:

•	for Group DCA:

◦	the content development phase (Development) of an interactive digital program; and

◦
the hosting period (Delivery) of an interactive digital program, which could include various services, but is primarily comprised of (1) the design and delivery of recruitment activities to generate participation in a program and (2) the online hosting, program management and progress reporting services; and

•	for Interpace BioPharma:

◦	full supply chain management, operations, marketing, compliance, and regulatory/medical management services; and

◦	a dedicated sales team providing product detailing services.
ASU 2009-13 became effective for, and was adopted by, PDI beginning January 1, 2011 on a prospective basis. The adoption of ASU 2009-13 as of January 1, 2011 impacted the revenue recognition policies of the Group DCA and Interpace BioPharma business units as follows:
Group DCA
Under the guidance in ASU 2009-13, Group DCA is now required to estimate the selling price of a deliverable if it has standalone value to the customer and both VSOE and TPE of the selling price are not available. As a result, the deliverables in Group DCA Arrangements have been determined to be separate units of accounting and consideration is allocated based on relative selling prices. Selling prices are estimated for most deliverables through an analysis of historical selling price as well as estimated internal labor hours and an average billing rate based on employee costs. Revenue is recognized for each unit of accounting

PDI, Inc.
Annual Report on Form 10-K (continued)

depending upon the characteristics of their underlying deliverables. For Development, revenue is recognized as the service is being provided to the customer. Revenue allocated to Delivery is recognized ratably over the hosting period. The adoption of the new guidance did not materially impact Group DCA revenue recognition during the year ended December 31, 2011.
Historically, Development and Delivery services provided by Group DCA did not qualify as separate units of accounting under the accounting guidance in effect at the time due to the lack of objective and reliable evidence, either from VSOE or TPE, of the fair value of the Delivery unit of accounting, which was the undelivered item in the Arrangements. As a result, we grouped the deliverables under these Arrangements into one unit of accounting and deferred all revenue related to the programs until it had achieved the recognition criteria applicable to the combined single unit of accounting. Generally, all revenue recognition criteria were met and revenue recognition commenced at the inception of a program's hosting period, and revenue was recognized ratably over the period.
Interpace BioPharma
Under the guidance in ASU 2009-13, we have determined that there are two units of accounting within our Interpace BioPharma Arrangements: the Dedicated Sales Team providing product detailing services; and the Commercial Operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services. Due to the significant level of customization, selling prices are determined for the Dedicated Sales Team through internal development of a program budget consistent with the manner of deriving selling prices that we employ in our Sales Services segment. Selling prices for Commercial Operations are determined by estimating the expenditures required to perform the services, plus the addition of a reasonable profit margin consistent with the expected profit margin to be generated by the Dedicated Sales Team. Revenue is recognized for Dedicated Sales Team on a straight-line basis over the product detailing service period which begins upon deployment of the sales force. Revenue is recognized for Commercial Operations as services are provided over the term of the service period. As the formation of Interpace BioPharma occurred during the year ended December 31, 2011, the new guidance did not have a comparative impact.

Accounting Standard Updates Not Yet Effective

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), "Presentation of Comprehensive Income," which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for periods beginning after December 15, 2011. We do not believe that the adoption of ASU 2011-05 will have a material effect on our operating results or financial position.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), "Testing Goodwill for Impairment." ASU 2011-08 updates guidance on the periodic testing of goodwill for impairment. This updated guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe that the adoption of ASU 2011-08 will have a material effect on our operating results or financial position.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. We do not believe that the adoption of ASU 2011-11 will have a material effect on our operating results or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 PDI is a smaller reporting company as defined by the disclosure requirements in Regulation S-K of the SEC and therefore not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedule specified by this Item 8, together with the report thereon of Ernst

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

& Young LLP, are presented following Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.  Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their review, our disclosure controls and procedures are effective to provide such reasonable assurance.
Our management, including the Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.
Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2011 as required by Section 404 of the Sarbanes-Oxley Act. Management's report on our internal control over financial reporting is included in this Form 10-K. Management has concluded that internal control over financial reporting is effective as of December 31, 2011.

Management's Annual Report on Internal Control over Financial Reporting
The management of PDI, Inc. (“PDI”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.
PDI's management has assessed the effectiveness of internal control over financial reporting as of December 31, 2011, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, PDI's management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting
As of December 31, 2011, the management of PDI assessed the effectiveness of internal control over financial reporting for the Group DCA business unit and concluded that our internal control over financial reporting was effective. Except as described above relative to the Group DCA business unit, there has not been any change in our system of internal control over financial reporting during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2012 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2012 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2012 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions that is responsive to Item 13 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2012 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2012 annual meeting of stockholders and such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedule

Schedule II:      Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
2.1
Asset Purchase Agreement by and among InServe Support Solutions, the Company and Informed Medical Communications, Inc. dated December 30, 2011 (filed herewith). Upon the request of the SEC, the Company agrees to furnish copies of the following exhibits and schedules: Exhibit A - Form of Promissory Note; Exhibit B - Form of Bill of Sale; Exhibit C - Form of Assignment and Assumption Agreement; Schedule 1(a)(ii) - Contracts, Agreements, Proposals, Identified Opportunities; Schedule 1(a)(ii) - Client and Customer List; Schedule 1(a)(iii) - Intellectual Property Assets; Schedule 1.1(b) - Accounts Receivable; Schedule 2(b) - Programs Qualifying for Buyer Royalty Payments; Schedule 9(g) - Consents; Schedule 15 - Employees; Schedule 17(f) - Name Use Terminations.

3.1	Certificate of Incorporation of PDI, Inc. (1)
3.2	By-Laws of PDI, Inc. (1)
3.3	Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (3)
4.1	Specimen Certificate Representing the Common Stock (1)
10.1*	1998 Stock Option Plan (1)
10.2*	2000 Omnibus Incentive Compensation Plan (2)
10.3*	Executive Deferred Compensation Plan (15)
10.4*	2004 Stock Award and Incentive Plan (4)
10.5*	Form of Restricted Stock Unit Agreement for Employees (13)
10.6*	Form of Stock Appreciation Rights Agreement for Employees (13)
10.7*	Form of Restricted Stock Unit Agreement for Directors (13)
10.8*	Form of Restricted Share Agreement (15)
10.9*	Employment Separation Agreement between the Company and Nancy Lurker (9)
10.10*	Amended and Restated Employment Agreement between the Company and Jeffrey Smith (10)
10.11*	Employment Separation Agreement between the Company and David Kerr (15)
10.12*	Employment Separation Agreement between the Company and Rich Micali (14)
10.13*	Employment Separation Agreement between the Company and Howard Drazner (14)
10.14	Saddle River Executive Centre Lease (5)
10.15	Saddle River Executive Centre 2005 Sublease (5)
10.16	Saddle River Executive Centre 2007 Sublease (8)
10.17	First Amendment to Saddle River Executive Centre 2005 Sublease (12)
10.18	Morris Corporate Center Lease (11)
10.19	Stock Appreciation Rights Agreement for David Kerr (16)

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
10.20.1	Amended and Restated Master Services Agreement, dated September 23, 2009, between the Company and Pfizer Inc. (18)
10.20.2	Amended and Restated Task Order No. 1 to the Master Services Agreement, effective January 1, 2010, between the Company and Pfizer Inc. (18)
10.20.3	Amendment No. 1 to Task Order No. 1, effective February 1, 2010, between the Company and Pfizer Inc. (18)
10.20.4	Amendment No. 2 to Task Order No. 1, effective June 28, 2010, between the Company and Pfizer Inc. (18)
10.20.5	Amendment No. 3 to Task Order No. 1, effective October 1, 2010, between the Company and Pfizer Inc. (18)
10.21	Consulting Agreement, dated July 1, 2010, between the Company and John P. Dugan (17)
10.22	Membership Interest Purchase Agreement, dated November 3, 2010, between the Company, Group DCA, LLC, JD & RL, Inc., Robert O. Likoff and Jack Davis (19)
10.23*	Robert Likoff Employment Agreement (19)
10.24*	Jack Davis Employment Agreement (19)
10.25	Group DCA Lease in Parsippany, NJ (19)
10.26*	Stock Appreciation Rights for Nancy Lurker (19)
10.27*	New Hire Chief Executive Officer Term Sheet (19)
21.1	Subsidiaries of the Registrant (19)
23.1	Consent of Ernst & Young LLP, filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
*	Denotes compensatory plan, compensation arrangement or management contract.
†	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order for confidential treatment from the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), filed with the SEC on May 19, 1998 and incorporated herein by reference.
(2)	Filed as an exhibit to our definitive proxy statement dated May 10, 2000, filed with the SEC on May 11, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 and incorporated herein by reference.

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
(4)	Filed as an exhibit to our definitive proxy statement dated April 28, 2004, filed with the SEC on April 28, 2004 and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 10-K for the year ended December 31, 2005, filed with the SEC on March 17, 2006 and incorporated herein by reference.
(6)	Filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006 and incorporated herein by reference.
(7)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 13, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 18, 2008 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2009 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 4, 2009 and incorporated herein by reference.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009 and incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 7, 2009 and incorporated herein by reference.
(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010 and incorporated herein by reference.
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
(19)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 23, 2011 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2012.

PDI, Inc.
Annual Report on Form 10-K (continued)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 9th day of March, 2012.

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
Veronica Lubatkin

PDI, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedules

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended
December 31, 2011 and 2010	F-4

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7

Schedule II. Valuation and Qualifying Accounts	F-33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.:

We have audited the accompanying consolidated balance sheets of PDI, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDI, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in the relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst &Young LLP

MetroPark, New Jersey
March 9, 2012

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$64,337	$62,711
Short-term investments	127	147
Accounts receivable, net	9,633	11,057
Unbilled costs and accrued profits on contracts in progress	2,593	3,363
Other current assets	3,670	3,374
Total current assets	80,360	80,652
Property and equipment, net	2,484	3,947
Goodwill	18,908	23,976
Other intangible assets, net	7,309	10,393
Other long-term assets	4,318	5,421
Total assets	$113,379	$124,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,139	$3,266
Unearned contract revenue	15,882	13,417
Accrued salary and bonus	8,283	10,664
Other accrued expenses	17,774	15,981
Total current liabilities	46,078	43,328
Long-term liabilities	7,778	11,548
Total liabilities	53,856	54,876
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized;
15,820,373 and 15,463,995 shares issued, respectively;
14,744,924 and 14,390,788 shares outstanding, respectively	158	155
Additional paid-in capital	126,720	124,787
Accumulated deficit	(53,731)	(41,817)
Accumulated other comprehensive income	12	8
Treasury stock, at cost (1,075,449 and 1,073,207 shares, respectively)	(13,636)	(13,620)
Total stockholders' equity	59,523	69,513
Total liabilities and stockholders' equity	$113,379	$124,389

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	For The Years Ended December 31,
	2011	2010
Revenue, net	$157,291	$134,589
Cost of services	124,820	108,037
Gross profit	32,471	26,552
Operating expenses:
Compensation expense	19,694	16,267
Other selling, general and administrative expenses	14,590	15,189
DCA contingent consideration buyout and related charges	2,889	—
Facilities realignment	—	1,999
Total operating expenses	37,173	33,455
Operating loss	(4,702)	(6,903)
Other (expense) income, net	(14)	120
Loss from continuing operations before tax	(4,716)	(6,783)
(Benefit) provision for income tax	(939)	392
Loss from continuing operations	(3,777)	(7,175)
(Loss) income from discontinued operations, net of tax	(8,137)	361
Net loss	$(11,914)	$(6,814)
Basic (loss) income per share of common stock:
From continuing operations	$(0.26)	$(0.50)
From discontinued operations	(0.57)	0.02
Net loss per basic share of common stock	$(0.83)	$(0.48)
Diluted (loss) income per share of common stock:
From continuing operations	$(0.26)	$(0.50)
From discontinued operations	(0.57)	0.02
Net loss per basic share of common stock	$(0.83)	$(0.48)
Weighted average number of common shares and common share equivalents outstanding:
Basic	14,440	14,306
Diluted	14,440	14,306

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	For The Years Ended December 31,
	2011		2010
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	15,464	$155	15,308	$153
Common stock issued	141	1	116	1
SARs exercised	11	—	3	—
Restricted stock issued	236	2	38	1
Restricted stock forfeited	(32)	—	(1)	—
Balance at December 31	15,820	158	15,464	155
Treasury stock:
Balance at January 1	1,073	(13,620)	1,065	(13,558)
Treasury stock purchased	2	(16)	8	(62)
Balance at December 31	1,075	(13,636)	1,073	(13,620)
Additional paid-in capital:
Balance at January 1		124,787		123,295
Common stock issued		(1)		(1)
Restricted stock issued		(2)		(1)
Stock-based compensation expense		1,936		1,494
Balance at December 31		126,720		124,787
(Accumulated deficit)retained earnings:
Balance at January 1		(41,817)		(35,003)
Net loss		(11,914)		(6,814)
Balance at December 31		(53,731)		(41,817)
Accumulated other
comprehensive (loss) income:
Balance at January 1		8		3
Reclassification of realized loss, net of tax		—		3
Unrealized holding gain, net of tax		4		2
Balance at December 31		12		8
Total stockholders' equity		59,523		69,513
Comprehensive loss:
Net loss		$(11,914)		$(6,814)
Reclassification of realized loss, net of tax		—		3
Unrealized holding gain, net of tax		4		2
Total comprehensive loss		$(11,910)		$(6,809)

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2011	2010
Cash Flows From Operating Activities
Net loss from operations	$(11,914)	$(6,814)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,046	1,829
Realignment accrual accretion	161	147
Deferred income taxes, net	—	5
Provision for bad debt, net	58	30
Reversal of contingent consideration accrual	(1,557)	—
Non-cash loss on sale of Pharmakon	6,868	—
Stock-based compensation	1,936	1,494
Non-cash facilities realignment	—	575
Other losses and expenses, net	—	16
Other changes in assets and liabilities:
Decrease in accounts receivable	1,397	2,095
Decrease in unbilled costs	770	711
Decrease in income tax receivable	—	3,298
(Increase) decrease in other current assets	(1,797)	327
Decrease in other long-term assets	2,617	—
Increase in accounts payable	873	522
Increase in unearned contract revenue	2,465	2,625
(Decrease) increase in accrued salaries and bonus	(2,381)	4,512
Increase in accrued liabilities	1,817	5,142
Decrease in long-term liabilities	(2,374)	(162)
Net cash provided by operating activities	1,985	16,352
Cash Flows From Investing Activities
Cash paid for acquisition, net of cash acquired	—	(23,912)
Purchase of property and equipment	(343)	(2,130)
Net cash used in investing activities	(343)	(26,042)
Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(16)	(62)
Net cash used in financing activities	(16)	(62)
Net increase (decrease) in cash and cash equivalents	1,626	(9,752)
Cash and cash equivalents – beginning	62,711	72,463
Cash and cash equivalents – ending	$64,337	$62,711
Cash paid for taxes	$37	$86

The accompanying notes are an integral part of these consolidated financial statements

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

1.	Nature of Business and Significant Accounting Policies

Nature of Business

PDI, Inc., together with its wholly-owned subsidiaries (PDI or the Company), is a leading provider of integrated multichannel outsourced promotional services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States. PDI is a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers' strategic and financial product objectives. In addition to outsourced sales teams in the United States, PDI also provides other promotional services, including clinical educator services, digital communications, teledetailing and with the formation of our new business unit during the second quarter of 2011, Interpace BioPharma, PDI provides pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions. These services include distribution, full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. Combined, PDI's services offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout the product lifecycle, from development through maturity. PDI provides innovative and flexible service offerings designed to drive customers' businesses forward and successfully respond to a continually changing market. The Company's services provide a vital link between its customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients. The Company provides these services through three reporting segments: Sales Services; Marketing Services; and Product Commercialization Services (PC Services).

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The consolidated financial statements include the accounts of PDI, Inc. and its wholly-owned subsidiaries: Group DCA, LLC (Group DCA); ProtoCall, Inc.; PDI Investment Company, Inc., Interpace BioPharma; and presented as discontinued operations, InServe Support Solutions (Pharmakon) and TVG, Inc. (TVG).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company records a provision for estimated losses based upon the inability of its customers to make required payments using historical experience and periodically adjusts these provisions to reflect actual experience.  Additionally, the Company will establish a specific allowance for doubtful accounts when it becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing).  There was no allowance for doubtful accounts for trade accounts receivables as of December 31, 2011 and 2010.

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

Loans and Investments in Privately Held Entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies.  The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded.  On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful notes is necessary.  These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  The Company records interest income on the impaired loans; however, that amount is fully reserved if the investee is not making its interest payments.  Subsequent cash receipts on the outstanding interest are applied against the outstanding interest receivable balance and the corresponding allowance.  The Company’s assessments of value are subjective given that the investees may be at an early stage of development and rely regularly on their investors for cash infusions.  As of December 31, 2011 and 2010, the Company had a loan receivable balance of $0.5 million which was fully reserved.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation and amortization is recognized on a straight-line basis, using the estimated useful lives of: seven to ten years for furniture and fixtures; two to five years for office and computer equipment; and leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases which are currently five to six years.  Repairs and maintenance are charged to expense as incurred.  Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount classified as goodwill.  Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  The

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests require significant management judgments and estimates.  These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the market participant cost of capital.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments and thereby impact the fair value of these assets, which could result in an impairment of the goodwill or intangible assets.

The Company tests its goodwill and indefinite lived intangible asset (Group DCA corporate tradename) for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite lived intangible asset and our consolidated financial results.

The Company tests its goodwill for impairment at the business (reporting) unit level, which is one level below its operating segments.  The goodwill has been assigned to the reporting unit to which the value relates.  One of the Company's five reporting units, Group DCA, has goodwill. The Company tested goodwill by estimating the fair value of the reporting unit using a Discounted Cash Flow (DCF) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. The Company tested the indefinite lived intangible asset using a Relief From Royalty Method (RFRM) under the Income Approach. The key assumptions used in the RFRM model include revenue growth rates, the terminal value and the assumed discount rate. While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.  See Note 4, Fair Value Measurements, Note 7, Goodwill and Other Intangible Assets and Note 18, Discontinued Operations for further information.

Long-Lived Assets, including Finite-Lived Intangible Assets

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

During the year ended December 31, 2010, the Company recorded non-cash charges of approximately $0.6 million for the impairment of certain furniture and leasehold improvements as a result of exiting the remaining space in Dresher, Pennsylvania. This charge has been recorded in discontinued operations. See Note 14, Facilities Realignment, and Note 18, Discontinued Operations, for additional information. During the year ended December 31, 2011, the Company recorded non-cash charges of approximately $0.1 million for the impairment of certain furniture and leasehold improvements as a result of exiting the space in Schaumburg, Illinois. This charge has been recorded in discontinued operations. See Note 14, Facilities Realignment, and Note 18, Discontinued Operations, for additional information.

Self-Insurance Accruals

The Company is self-insured for benefits paid under employee healthcare programs.  The Company’s liability for healthcare claims is estimated using an underwriting determination which is based on the current year’s average lag days between when a claim is incurred and when it is paid.  The Company maintains stop-loss coverage with third-party insurers to limit its total exposure on all of these programs.  Periodically, the Company evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.  Management reviews the self-insurance accruals on a quarterly

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

basis.  Actual results may vary from these estimates, resulting in an adjustment in the period of the change in estimate.  Prior to October 1, 2008, the Company was  also self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars.  Beginning October 1, 2008, the Company became fully-insured through an outside carrier for these losses.  The Company’s liability for claims filed and claims incurred but not reported prior to October 1, 2008 is estimated on an actuarial undiscounted basis supplied by our insurance brokers and insurers using individual case-based  valuations and statistical analysis. These estimates are based upon judgment and historical experience.  However, the final cost of many of these claims may not be known for five years or more after filing of the claim. At December 31, 2011 and 2010, self-insurance accruals totaled $1.1 million and $0.9 million, respectively, and are included in other accrued expenses on the balance sheet.

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

Revenue and Cost of Services

The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.  Many of the product detailing contracts allow for additional periodic incentive fees to be earned if certain performance benchmarks have been attained. See Note 2, Recent Accounting Standards, for a discussion of the impact of newly adopted revenue recognition rules on arrangements with multiple deliverables.

Sales Services

Revenue under pharmaceutical detailing contracts is generally based on the number of physician details made or the number of sales representatives utilized.  Revenue is generally recognized on a straight-line basis over the contract period or as the physician details are performed. A portion of revenues earned under certain contracts may be risk-based. The risk-based metrics are based on contractually defined percentages of prescriptions written.  Revenue from risk-based metrics is recognized in the period which the metrics have been attained and when we are reasonably assured that payment will be made. Many of the Company's product detailing contracts also allow for additional periodic incentive fees to be earned if certain activity based performance benchmarks have been attained. Revenue from incentive fees is recognized in the period earned if the performance benchmarks have been attained and when the Company is reasonably assured that payment will be made.   Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commission based revenue is recognized when performance is completed.

The Company's product detailing contracts are generally for terms of one to two years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 180 days’ notice.  Certain contracts provide for termination payments if the customer terminates the agreement without cause.  Typically, however, these penalties do not offset the revenue the Company could have earned under the contract or the costs it may incur as a result of its termination.

The Company maintains continuing relationships with its Sales Services customers which may lead to multiple ongoing contracts with one customer. In situations where the Company enters into multiple contracts with one customer at or near the same time, the Company evaluates the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated as a package and should be accounted for as a single agreement.

The loss or termination of large pharmaceutical detailing contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.  Historically, the Company has derived a significant portion of its service revenue from a limited number of customers.  Concentration of business in the pharmaceutical industry is common and the industry continues to consolidate.  As a result, the Company is likely to continue to experience significant customer concentration in future periods.  For the years ended December 31, 2011 and 2010, the Company’s three largest customers,

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

each of whom individually represented 10% or more of the Company's service revenue, collectively accounted for approximately 72.4% and 82.6% of its service revenue, respectively.  See Note 13, Significant Customers, for additional information.

Cost of services consists primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract and includes personnel costs and other direct costs, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing a particular program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular program. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. All personnel costs, initial direct program costs and other direct costs are expensed as incurred.

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which the Company is reimbursed at cost by its customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of services in the consolidated statements of operations.  For the years ended December 31, 2011 and 2010, reimbursable out-of-pocket expenses were $24.8 million and $21.3 million, respectively.

Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract.  For the majority of the Company’s contracts, training costs are reimbursable out-of-pocket expenses.

Marketing Services

Revenue under marketing service contracts are primarily based on a series of deliverable services associated with the design and execution of interactive digital promotional programs.  The contracts are generally terminable by the customer for any reason.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments the Company has made on behalf of the customer.

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

A majority of the Company's multiple-element arrangements generally contain two phases for each wave of promotional content that is developed under the program: the development phase and the delivery phase. The development phase represents the creation of the promotional assets to be used in the program while the delivery phase represents the delivery of those assets to the customer's target audience and any communications received from the targets in response to the materials. The Company has determined that these two phases represent the units of accounting of a majority of its multiple-element arrangements.

The Company uses its best estimate of selling price to determine the value of all deliverables within the development unit of accounting and a majority of the deliverables within the delivery unit of accounting. The best estimate of selling price of standard deliverables is derived primarily from the Company's standard rate card, which covers a majority of the deliverables included within its customer contracts and is reviewed and updated on an annual basis or more frequently if circumstances warrant, and management's margin objectives. Prices on the standard rate card are derived primarily from the Company's standard hourly project budgets and its standard hourly billing rate, however, these prices are then evaluated against recent market conditions and Company sales trends and may be adjusted by management in order to remain competitive in the current environment.

The best estimate of selling price of non-standard deliverables included within its customer contracts, which generally represent custom projects, is derived from the deliverable's hourly project budget and the Company's standard hourly billing rate. For a select few types of deliverables provided within its customer contracts, the Company uses third party evidence to determine the value of the deliverables. This applies primarily to the physical production of program recruitment tactics such as webkeys and direct mail, as well as other vendor services that the Company utilizes from time to time such as email broadcasting fees.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Revenue related to the development unit of accounting is recognized as the services are delivered. Revenue related to the delivery unit of accounting is recognized on a straight-line basis over the delivery phase of the project, as defined in the contract, and generally ranges between six and twelve months.

The Company maintains continuing relationships with our Marketing Services customers which may lead to multiple ongoing contracts between the two parties. In situations where the Company enters into multiple contracts with one customer at or near the same time, it evaluates the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated together and should be accounted for as a single agreement.

Cost of services consists primarily of the costs associated with executing interactive digital promotional programs or other sales and marketing services identified in the contract and include personnel costs and other direct costs. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the professional staff that are directly responsible for executing a particular program. Other direct costs include, but are not limited to, freelance costs; email broadcasting fees; list rental fees; cue card, webkey and direct mail production fees; and other promotional expenses.  All personnel costs and direct program costs are expensed as incurred.

PC Services

Revenue under product commercialization contracts is based on the number of sales representatives utilized and the commercial operations services we provide. The Company has determined that there are two units of accounting in our Interpace BioPharma arrangement: the Dedicated Sales Team providing product detailing services; and the commercial operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services. Due to the significant level of customization, selling prices are determined for the Dedicated Sales Team through internal development of a program budget consistent with the manner of deriving selling prices that the Company employs in its Sales Services segment. Selling prices for commercial operations are determined by estimating the expenditures required to perform the services, plus the addition of a profit margin consistent with the expected profit margin to be generated by the Dedicated Sales Team. Revenue is recognized for the Dedicated Sales Team on a straight-line basis over the product detailing service period which begins upon deployment of the sales force. Revenue is recognized for commercial operations services as services are provided over the term of the contract. During the year ended December 31, 2011, one customer accounted for all of the revenue in the PC Services reporting segment.

In August 2011, Interpace BioPharma announced their first contract, a two and one-half year fee-for-service arrangement with a pharmaceutical company. This contract includes standard representations and warranties, as well as mutual confidentiality and indemnification obligations for the Company's protection, and is terminable by the customer without cause upon 180 days prior written notice after the first anniversary of the contract effective date. If the contract is terminated by the customer without cause, break up fees apply. The total compensation provided by the break up fee will not fully offset the revenue the Company would have earned from fully executing the contract or the costs the Company may incur as a result of its early termination.

This contract also includes exclusivity provisions limiting the Company's ability to promote competing products during the contract service period unless consent has been provided by the customer, and may also require the personnel the Company utilizes to be dedicated exclusively to promoting the customer’s product for the term of the contract. This agreement also includes incentive payments that can be earned if the Company's promotional activities generate results that meet or exceed agreed-upon performance targets.

Cost of services consists primarily of the costs associated with executing product detailing programs and includes personnel costs and other direct costs, as well as the initial direct costs associated with staffing a product detailing program. Cost of services may also include costs such as distribution, marketing and promotion, public relations, patient reimbursement programs, managed care support, and market research. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing the program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular program. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. All personnel costs, initial direct program costs and other direct costs are expensed as incurred.

Contract Loss Provisions

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

The Company primarily uses the Black-Scholes option pricing model to determine the fair value of stock options and stock-based stock appreciation rights (SARs). The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by the Company’s stock price as well as assumptions made regarding a number of complex and subjective variables.  These assumptions include: expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield.  These assumptions are more fully described in Note 12, Stock-Based Compensation. The fair value of restricted stock units (RSUs) and restricted shares is equal to the closing stock price on the date of grant.

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

Earnings per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends.  Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method.

Comprehensive Income

Comprehensive income includes net income and the net unrealized gains and losses on investment securities, net of tax.  Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains and losses on investment securities.

Subsequent Events

There are no subsequent events the Company has identified for disclosure.

Reclassifications

The Company reclassified certain prior period financial statement balances to conform to the current year presentation. See Note 18, Discontinued Operations, for further information.

2.	Recent Accounting Standards

Forward Looking Accounting Standards Updates

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 (ASU 2011-05), "Presentation of Comprehensive Income," which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for periods beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-05 will have a material effect on its operating results or financial position.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), "Testing Goodwill for Impairment." ASU 2011-08 updates guidance on the periodic testing of goodwill for impairment. This updated guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe that the adoption of ASU 2011-08 will have a material effect on its operating results or financial position.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), “Balance Sheet (Topic 210):

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The Company does not believe that the adoption of ASU 2011-11 will have a material effect on its operating results or financial position.
Recently Adopted Accounting Standards Updates
In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), “Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 updates the existing multiple-deliverable revenue arrangements guidance included under Accounting Standards Codification 605-25. The revised guidance:

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
The Company frequently provides promotional services under multiple-deliverable revenue arrangements (Arrangements) through its Group DCA and Interpace BioPharma business units. The significant deliverables in these Arrangements generally include:

•	for Group DCA:

◦	the content development phase (Development) of an interactive digital program; and

◦
the hosting period (Delivery) of an interactive digital program, which could include various services, but is primarily comprised of (1) the design and delivery of recruitment activities to generate participation in a program and (2) the online hosting, program management and progress reporting services; and

•	for Interpace BioPharma:

◦	full supply chain management, operations, marketing, compliance, and regulatory/medical management services; and

◦	a dedicated sales team providing product detailing services.
ASU 2009-13 became effective for, and was adopted by, the Company beginning January 1, 2011 on a prospective basis. The adoption of ASU 2009-13 as of January 1, 2011 impacted the revenue recognition policies of the Group DCA and Interpace BioPharma business units as follows:
Prior to the Adoption of ASU 2009-13
Prior to its adoption of ASU 2009-13, the Company separated the deliverables in its Arrangements into separate units of accounting, as required by the applicable revenue recognition accounting guidance in effect at the time, if (a) the delivered item(s) had value to the customer on a standalone basis, (b) there was objective and reliable evidence of fair value of the undelivered item(s), and (c) if an arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) was considered probable and substantially in the control of the Company. The application of this guidance resulted in the following accounting treatment at Group DCA:
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
For further information on the Company's revenue recognition policy refer to "Revenue & Cost of Services" in Footnote 1, Nature of Business and Significant Accounting Policies.
Impact of the Adoption of ASU 2009-13
Group DCA
Under the guidance in ASU 2009-13, Group DCA is now required to estimate the selling price of a deliverable if it has standalone value to the customer and both VSOE and TPE of the selling price are not available. As a result, the deliverables in Group DCA Arrangements have been determined to be separate units of accounting and consideration is allocated based on relative selling prices. Selling prices are estimated for most deliverables through an analysis of historical selling price as well as estimated internal labor hours and an average billing rate based on employee costs. Revenue is recognized for each unit of accounting depending upon the characteristics of their underlying deliverables. For Development, revenue is recognized as the service is being provided to the customer. Revenue allocated to Delivery is recognized ratably over the hosting period. The adoption of the new guidance did not materially impact Group DCA revenue recognition during the year ended December 31, 2011.
Interpace BioPharma
Under the guidance in ASU 2009-13, the Company has determined that there are two units of accounting within its Interpace BioPharma Arrangements: the Dedicated Sales Team providing product detailing services; and the Commercial Operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services. Due to the significant level of customization, selling prices are determined for the Dedicated Sales Team through internal development of a program budget consistent with the manner of deriving selling prices that the Company employs in its Sales Services segment. Selling prices for Commercial Operations are determined by estimating the expenditures required to perform the services, plus the addition of a reasonable profit margin consistent with the expected profit margin to be generated by the Dedicated Sales Team. Revenue is recognized for Dedicated Sales Team on a straight-line basis over the product detailing service period which begins upon deployment of the sales force. Revenue is recognized for Commercial Operations as services are provided over the term of the service period. As the formation of Interpace BioPharma occurred during the year ended December 31, 2011, the new guidance did not have a comparative impact.

3.	Acquisition

On November 3, 2010, the Company acquired 100% of the membership interest in Group DCA, a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. The primary reason for the acquisition of Group DCA was to leverage the strength of its Internet, multimedia, tablet PC, dimensional direct mail and proprietary software, DIAGRAM™, in the delivery of non-personal selling solutions that accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows clients the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of PDI’s traditional outsourced personal promotional services and Group DCA’s e-detailing, patient education communications and other digital communications, the Company expects to be better positioned to offer customers increased insight and greater engagement, which should result in integrated information and more impactful messages being delivered to health care providers across multiple communication channels.

The acquisition has been accounted for as a purchase, subject to the provisions of Accounting Standards Codification 805-10-50 (ASC 805-10-50), and has been treated as an asset acquisition for tax purposes.  The Company paid cash (net) of approximately $23.9 million, of which $1.3 million was placed in escrow. As of December 31, 2011, $1.3 million was still held in escrow and is scheduled to be paid 18 months from the date of acquisition. Prior to being amended, the purchase agreement also provided for the former members of Group DCA to earn up to an additional $30 million from the date of acquisition through December 31, 2012 (contingent earn-out fee or contingent consideration).  These earn-outs were based on Group DCA’s achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ended December 31, 2011 and 2012.  Up to $2.5 million of the $12.5 million in each of the years ending December 31, 2011 and 2012 was related to certain integration activities. The metrics for payments related to the period ended December 31, 2010 were not achieved.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

In connection with the transaction, the Company has recorded $18.9 million in goodwill, all of which is deductible for tax purposes, and $8.4 million in other identifiable intangible assets as of December 31, 2010. The identified finite-lived intangible assets, the healthcare provider database and technology, have a weighted average amortization period of 7.4 years. The tradename, which has an indefinite useful life, is not amortized.  See Note 7, Goodwill and Other Intangible Assets, for additional information. The Company also recorded $4.0 million, the estimated fair value of deferred revenue, using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin of a market participant, less an estimated selling effort.

The Company determined the acquisition date fair value of the contingent consideration of $1.6 million based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement was based on significant subjective assumptions and inputs not observable in the market and thus represents a Level 3 fair value measurement. In November 2011, the Company entered into an amendment to the purchase agreement to buyout the contingent earn-out fee for $3.4 million. The buyout of the contingent earn-out fee will be paid as follows: $1.5 million no later than April 2, 2012; and $1.9 million no later than December 2, 2012. In connection with the signing of the amendment to the purchase agreement, the Company wrote-off the $1.6 million of contingent consideration recorded as part of the acquisition through the statement of operations. See Note 4, Fair Value Measurements, for further information. In addition, the Company recorded an indemnification asset and assumed a liability of approximately $0.9 million related to an ongoing sales tax assessment related to transactions that occurred prior to the acquisition date.

The Company incurred approximately $1.7 million in costs directly related to the acquisition of Group DCA within other selling, general and administrative expenses on the statement of operations during the year ended December 31, 2010. The Company realized approximately $0.7 million of revenue and an operating loss of approximately $2.1 million during the year ended December 31, 2010 related to Group DCA.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2010 assume that the Company had acquired 100% of the membership interests in Group DCA as of the beginning of the period presented.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

(unaudited) Year ended December 31,
2010
Revenue	$146,156
Net loss	$(14,110)
Loss per share	$(0.99)

The major classes of assets and liabilities of Group DCA that have been included in the Consolidated Balance Sheet on the date of acquisition are as follows:

Current assets	$3,963
Goodwill	18,808
Intangibles	8,363
Other non-current assets	1,023
Total assets	$32,157

Unearned revenue	$3,999
Other current liabilities	2,245
Contingent earn-out	1,557
Total liabilities	$7,801

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Any subsequent changes to the final purchase price allocation above will be adjusted in the statement of operations accordingly.

4.      Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods, including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

The fair value of marketable securities is valued using market prices in active markets (level 1).  As of December 31, 2011, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	As of December 31, 2011		Fair Value Measurements
	Carrying	Fair	As of December 31, 2011
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$22,506	$22,506	$22,506	$—	$—
Money market funds	41,831	41,831	41,831	—	—
	$64,337	$64,337	$64,337	$—	$—
Marketable securities:
Money market funds	$62	$62	$62	$—	$—
Mutual funds	65	65	65	—	—
U.S. Treasury securities	4,293	4,293	4,293	—	—
Government agency securities	871	871	871	—	—
	$5,291	$5,291	$5,291	$—	$—

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

In connection with the November 3, 2010 acquisition of Group DCA, the Company recorded $1.6 million of contingent consideration. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement.  During the year ended December 31, 2011, the contingent consideration was written-off as part of the Group DCA contingent earn-out fee buyout and was netted in the DCA buyout and related costs line item in the consolidated statement of operations. See Note 3, Acquisition, for further information.

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

Available-for-sale securities are carried at fair value with the unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on available-for-sale securities are computed based upon specific identification and included in other income (expense), net in the consolidated statement of operations.  Declines in value judged to be other than-temporary on available-for-sale securities are recorded as realized in other income (expense), net in the consolidated statement of operations and the cost basis of the security is reduced. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost which approximates fair value.  Interest income is accrued as earned.  Realized gains and losses on held-to-maturity investments are computed based upon specific identification and included in interest income, net in the consolidated statement of operations.  The Company does not have any investments classified as trading.

Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  At December 31, 2011 and 2010, the carrying value of available-for-sale securities was approximately $127,000 and $147,000, respectively, which are included in short-term investments.  The available-for-sale securities at December 31, 2011 and 2010 consisted of approximately $62,000 and $76,000, respectively, in money market accounts, and approximately $65,000 and $71,000, respectively, in mutual funds.  At December 31, 2011, accumulated other comprehensive income included gross unrealized holding gains of approximately $12,000 and no gross unrealized holding losses.  At December 31, 2010, accumulated other comprehensive income included approximately $10,000 gross unrealized holding gains and no gross unrealized holding losses.  During the year ended December 31, 2011, other income, net included no gross realized losses or realized gains.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and are maintained in separate accounts to support the Company’s letters-of-credit.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  The Company had standby letters-of-credit of approximately $3.1 million and $5.4 million at December 31, 2011 and 2010, respectively, as collateral for its existing insurance policies and facility leases.

At December 31, 2011 and 2010, held-to-maturity investments included:

		Maturing			Maturing
	December 31, 2011	within 1 year	after 1 year through 3 years	December 31, 2010	within 1 year	after 1 year through 3 years
Cash/money market funds	$111	$111	$—	$80	$80	$—
US Treasury securities	4,293	1,323	2,970	4,093	—	4,093
Government agency securities	871	—	871	1,181	—	1,181
Total	$5,275	$1,434	$3,841	$5,354	$80	$5,274

At December 31, 2011 and December 31, 2010, held-to-maturity investments were recorded in the following accounts:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Other current assets	$1,434	$80
Other long-term assets	3,841	5,274
Total	$5,275	$5,354

6.    Property and Equipment

Property and equipment consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Furniture and fixtures	$3,587	$3,638
Office equipment	1,278	1,273
Computer equipment	5,630	7,525
Computer software	11,197	9,347
Leasehold improvements	7,116	7,166
	28,808	28,949
Less accumulated depreciation	(26,324)	(25,002)
	$2,484	$3,947

Depreciation expense was approximately $1.8 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively.  Included in depreciation expense is amortization expense for capitalized computer software costs of approximately $0.4 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, the unamortized balance of capitalized computer software was $0.7 million and $1.1 million, respectively.

During the year ended December 31, 2010, the Company recorded a non-cash charge of approximately $0.6 million for furniture and leasehold improvements in discontinued operations related to the Dresher, Pennsylvania facility. During the year ended December 31, 2011, the Company recorded a non-cash charge of less than $0.1 million for furniture and leasehold improvements in discontinued operations related to the Schaumburg, Illinois facility.

7.	Goodwill and Other Intangible Assets

Goodwill and indefinite and finite-lived intangible assets recorded as of December 31, 2011 is attributable to the 2010 acquisition of Group DCA. Goodwill and finite-lived intangible assets recorded as of December 31, 2010 are attributable to the 2010 acquisition of Group DCA and the 2004 acquisition of Pharmakon. As of December 31, 2011, the carrying amount of goodwill for the Group DCA business unit was $18.9 million. As of December 31, 2010, the carrying amounts of goodwill for the Group DCA business unit was $18.9 million and Pharmakon reporting unit was $5.1 million. During the year ended December 31, 2011, the Company sold certain assets of its Pharmakon business unit and exited the business. As a result of this transaction, the Company wrote-off Pharmakon's goodwill and finite-lived intangible assets during the year ended December 31, 2011. See Note 18, Discontinued Operations, for additional information.

Goodwill

During the Company’s annual goodwill impairment test performed as of December 31, 2011, management determined that the fair value of the Group DCA reporting unit exceeded its carrying value, including goodwill, and thus concluded that the Group DCA goodwill was not considered impaired. As of December 31, 2011, Group DCA’s fair value exceeded its carrying value by approximately $13.0 million, or 47%. If, in future periods, the Group DCA reporting unit's projected long-term sales growth rate, profit margins, or terminal rate change adversely, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment of the goodwill and, as a result, require an adjustment to reduce or write off the carrying value of Group DCA’s goodwill.

Other Intangible Assets

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

In 2010 the Company recorded approximately $8.4 million in other intangible assets related to its acquisition of Group DCA. This balance was comprised of technology of $4.1 million, the Healthcare Professionals database of $2.2 million and the corporate tradename of $2.1 million. See Note 3, Acquisition, for further information. As of December 31, 2011, the fair value of Group DCA’s corporate tradename exceeded its carrying value. If, in future periods, Group DCA reporting unit’s projected long-term sales growth rate or terminal rate change adversely, or the assumed discount rate is considerably higher, future testing may indicate impairment of the corporate tradename and, as a result, require an adjustment to reduce or write off the carrying value of Group DCA’s corporate tradename.

		As of December 31, 2011			As of December 31, 2010
	Life (Years)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Pharmakon*
Customer relationships	7	$—	$—	$—	$1,751	$250	$1,501
Corporate tradename	7	—	—	—	791	113	678
Group DCA
Technology	6	4,097	797	3,300	4,097	113	3,984
Healthcare professional database	10	2,203	257	1,946	2,203	36	2,167
Corporate tradename	N/A	2,063	—	2,063	2,063	—	2,063
Total		$8,363	$1,054	$7,309	$10,905	$512	$10,393

* On December 29, 2011, the Company entered into an agreement to sell certain assets of its Pharmakon reporting unit. See Note18, Discontinued Operations, for additional details related to the Pharmakon asset sale.

Amortization expense related to continuing operations was approximately $0.9 million and $0.1 million for the years ended December 31, 2011 and December 31, 2010, respectively.  Estimated amortization expense for the next five years is as follows:

2012	2013	2014	2015	2016
$905	$905	$905	$905	$754

8.	Retirement Plans

The Company offers an employee 401(k) saving plan.  Under the PDI, Inc. 401(k) Plan, employees may contribute up to 25% of their pre- or post-tax compensation.  Effective January 1, 2004, the Company made a safe harbor non-elective contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%.  Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock.  The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2011 and 2010 was approximately $0.8 million and $0.6 million, respectively.

9.	Long-Term Liabilities

Long-term liabilities consisted of the following as of December 31, 2011 and 2010:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Rent payable	$2,070	$2,374
Uncertain tax positions	2,887	4,088
Restructuring	2,679	3,435
Contingent earnout fee	—	1,557
Other	142	94
	$7,778	$11,548

See Note 3, Acquisition, and Note 4, Fair Value Measurements, for additional information related to the Group DCA contingent earnout fee above.

10.	Commitments and Contingencies

The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations.  Total expense under these agreements for the years ended December 31, 2011 and 2010 was approximately $3.8 million and $4.0 million, respectively, of which $3.3 million and $3.5 million, respectively, related to automobiles leased for use by employees for a maximum lease term of one year from the date of delivery with the option to renew.

As of December 31, 2011, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$146	$41	$83	$19	$4
Operating lease obligations:
Minimum lease payments	19,221	4,329	8,875	5,731	285
Less minimum sublease rentals (2)	(9,042)	(1,431)	(4,408)	(3,203)	—
Net minimum lease payments	10,178	2,898	4,468	2,528	285
Total	$10,325	$2,939	$4,550	$2,547	$289

(1) Amounts represent contractual obligations related to software license contracts, office equipment, and outsourcing contracts for software system support.

(2) As of December 31, 2011, the Company has entered into various sublease agreements for substantially all of the office space at the Saddle River, New Jersey facility and the Dresher, Pennsylvania facility. These subleases will provide aggregated lease payments of approximately $6.0 million and $3.0 million, respectively, over the remaining lease periods.

Letters of Credit

As of December 31, 2011, the Company had $3.1 million in letters of credit outstanding as required by its existing insurance policies and its facility leases.

Litigation

Due to the nature of the businesses in which the Company is engaged, such as product detailing and in the past, the distribution of products, it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or distributes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products, including pharmaceuticals. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with customers (the scope of which may vary

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

from customer to customer, and the performance of which is not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

11.	Preferred Stock

The board of directors of PDI (Board) is authorized to issue, from time-to-time, up to 5,000,000 shares of preferred stock in one or more series.  The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series.  As of December 31, 2011 and 2010, there were no issued and outstanding shares of preferred stock.

12.	Stock-Based Compensation

The Company’s stock-incentive program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  The Company considers its stock-incentive program critical to its operations and productivity.  Currently, the Company grants options, SARs and restricted shares from the PDI, Inc. Amended and Restated 2004 Stock Award and Incentive Plan (the Amended 2004 Plan), which is described below.

The Company primarily uses the Black-Scholes option pricing model to determine the fair value of stock options and SARs. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  Expected volatility is based on historical volatility.  As there is no trading volume for the Company’s options, implied volatility is not representative of the Company’s current volatility so the historical volatility of the Company's common stock is determined to be more indicative of the Company’s expected future stock performance.  The expected life is determined using the safe-harbor method. The Company expects to use this simplified method for valuing employee SARs grants until more detailed information about exercise behavior becomes available over time.  The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options or SARs.  The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.  The Company recognizes compensation cost, net of estimated forfeitures, arising from the issuance of stock options and SARs on a straight-line basis over the vesting period of the grant.

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

There were no SARs granted during 2011. The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs granted during the year ended December 31, 2010.

Risk-free interest rate	1.28%
Expected life	3.5 years
Expected volatility	51.27%

Stock Incentive Plan

In 2011, the Board and stockholders approved the Amended 2004 Plan.  The Amended 2004 Plan replaced the 1998 Stock Option Plan (the 1998 Plan) and the 2000 Omnibus Incentive Compensation Plan (the 2000 Plan).  The Amended 2004 Plan

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

authorized an additional 1,100,000 shares for new awards and combined the remaining shares available under the original 2004 Plan.  Eligible participants under the Amended 2004 Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the Amended 2004 Plan and designated by the Compensation and Management Development Committee of the Board (Compensation Committee).  Unless earlier terminated by action of the Board, the Amended 2004 Plan will remain in effect until such time as no stock remains available for delivery under the Amended 2004 Plan and the Company has no further rights or obligations under the Amended 2004 Plan with respect to outstanding awards thereunder.

Historically, stock options were generally granted with an exercise price equal to the market value of the common stock on the date of grant, expired 10 years from the date they are granted, and generally vested over a two-year period for members of the Board of Directors and a three-year period for employees.  Upon exercise, new shares are issued by the Company.  The Company has not granted stock options since 2005.  SARs are generally granted with a grant price equal to the market value of the common stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant.  The restricted shares and restricted stock units generally have vesting periods that range from eighteen months to three years and are subject to accelerated vesting and forfeiture under certain circumstances.

In November 2008, the Company’s chief executive officer was granted 140,000 restricted stock units and 280,000 performance contingent SARs.  The restricted stock units will vest into shares of the Company’s common stock, in five equal installments, with the initial 20% of the units vesting immediately on the grant date and an additional 20% of the units vesting on each anniversary of the grant date over a four year period.  The performance contingent SARs have an exercise price of $4.28, a seven year term to expiration, and a weighted-average fair value of $0.86.  The fair value estimate of the performance contingent SARs was calculated using a Monte Carlo Simulation model.  The performance contingent SARs are subject to the same time-based vesting schedule as the restricted stock units, but will not vest unless and until certain additional, performance-based conditions are satisfied: (1) with respect to the initial 94,000 performance contingent SARs, the closing price of the Company’s common stock is at least $10.00 per share for 60 consecutive trading days anytime within five years from the grant date; (2) with respect to the next 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $15.00 per share for 60 consecutive trading days anytime within five years from the grant date; and (3) with respect to the final 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $20.00 per share for 60 consecutive trading days anytime within five years from the grant date.  Vesting of the performance contingent SARs granted to the CEO is contingent upon achievement of certain stock prices; these stock prices represent premiums in excess of 25% to the closing stock price of the Company’s common stock on the date of grant.  As of December 31, 2011, none of the performance contingent SARs had vested.  During the first quarter of 2011, the Company, with the approval of the Company’s Compensation Committee, modified the performance-based vesting conditions of all performance contingent SARS.  The modified terms of the grant change the “60 consecutive trading days” disclosed above to “an average of 60 consecutive trading days.” The modification of these terms had a financial impact of approximately $45,000 in the year ended December 31, 2011.

The weighted-average fair value of non-performance based SARs granted during the years ended December 31, 2010 was estimated to be $2.09.  There were no SARs granted during 2011. There were 29,451 SARs exercised in 2011 with a weighted-average grant price of $5.03 and 17,942 SARs exercised in 2010 with a weighted-average grant price of $7.62. Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

As of December 31, 2011, there was $2.1million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs and restricted stock that are expected to be recognized over a weighted-average period of approximately 1.9 years.

The impact of stock options, SARs, performance shares, RSUs and restricted stock on net loss for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Stock options and SARs	$238	$255
Performance awards	111	80
RSUs and restricted stock	1,587	1,159
Total stock-based compensation expense	$1,936	$1,494

A summary of stock option and SARs activity for the year ended December 31, 2011, and changes during such year, is

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

presented below:

	Shares	Average Grant Price	Remaining Contractual Period (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	937,266	$8.53	3.79	$3,867
Granted	—	$0.00	—	$—
Exercised	(29,451)	$5.03
Forfeited or expired	(168,892)	$15.54
Outstanding at December 31, 2011	738,923	$7.06	2.97	$896
Exercisable at December 31, 2011	275,857	$10.88	1.99	$89
Vested and expected to vest	721,965	$7.05	2.97	$889

A summary of the status of the Company’s nonvested SARs for the year ended December 31, 2011, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2011	648,473	$1.51
Granted	—	$—
Vested	(124,738)	$2.12
Forfeited	(60,669)	$1.46
Nonvested at December 31, 2011	463,066	$1.35

The aggregate fair value of SARs vested during the years ended December 31, 2011 and 2010 was $0.3 million and $0.2 million, respectively. The weighted-average grant date fair value of SARs vested during the year ended December 31, 2010 was $2.52.

A summary of the Company’s nonvested shares of restricted stock and restricted stock units for the year ended December 31, 2011, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested at January 1, 2011	505,319	$5.85	1.87	$5,326
Granted	331,268	$8.00	2.29	$1,968
Vested	(155,297)	$5.21
Forfeited	(75,152)	$7.09
Nonvested at December 31, 2011	606,138	$7.04	1.68	$3,891

The aggregate fair value of restricted stock and restricted stock units vested during the years ended December 31, 2011 and 2010 was $0.8 million and $0.9 million, respectively. The weighted-average grant date fair value of restricted stock and restricted stock units vested during the year ended December 31, 2010 was $6.02.

13.   Significant Customers

During the years ended December 31, 2011 and 2010, the Company had several significant customers for which it provided services under specific contractual arrangements.  The following sets forth the net revenue generated by customers who accounted for more than 10% of the Company's revenue from continuing operations during each of the periods presented.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	Years Ended December 31,
Customer	2011	2010
A	$67,138	$71,825
B	$27,956	$15,919
C	$21,724	$23,631

The Company recorded revenue in its Sales Services segment from Customers A through C during the periods that they were considered a significant customer as presented above.   The Company recorded revenue in its Marketing Services segment from Customer A in both periods.

For the years ended December 31, 2011 and 2010, the Company’s three largest customers, each representing 10% or more of its revenue, accounted for, in the aggregate, approximately 74.3% and 82.8%, respectively, of its revenue from continuing operations.  At December 31, 2011 and 2010, the Company’s three largest customers represented 59% and 75%, respectively, of the aggregate of its outstanding accounts receivable and unbilled services.

14.	Facilities Realignment

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
Dresher, Pennsylvania Facility
During the year ended December 31, 2009, the Company continued to right size its operations in Dresher, Pennsylvania and recorded facility realignment charges of $1.4 million and non-cash impairments of furniture and leasehold improvements of $0.7 million. During 2010, the Company discontinued the operations of its TVG business unit and exited the remaining portion of space at the facility, thus recording additional restructuring charges of $0.3 million for facility realignment and $0.6 million for non-cash asset impairments of furniture and leasehold improvements in discontinued operations for the year ended December 31, 2010. See Note 18, Discontinued Operations, for further information regarding the discontinued operations of TVG.
In the first quarter of 2011, the Company entered into two separate agreements to sublease substantially all of the remaining space in Dresher, Pennsylvania.  These subleases have lease terms that expire on November 30, 2016 in connection with the underlying facility lease.
Schaumburg, Illinois Facility

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

In December 2011, the Company sold certain assets of its Pharmakon business unit, vacated the business units' Schaumburg, Illinois facility and recorded a facility realignment charge of $0.4 million in discontinued operations. The sublease runs through February 2015 and the Company is currently seeking to sublease this 6,700 square feet of office space.

A summary of the significant components of the facility realignment charges for the years ended December 31, 2010 and 2011 by segment is as follows:

	Sales	Discontinued
2010	Services	Operations	Total
Facility lease obligations	$1,999	$314	$2,313
Asset impairments	—	575	575
Related charges	—	16	16
Total facility realignment charge	$1,999	$905	$2,904
2011
Facility lease obligations	$—	$392	$392
Asset impairments	—	—	—
Related charges	—	—	—
Total facility realignment charge	$—	$392	$392

The following table presents a reconciliation of the restructuring charges in 2011 and 2010 to the balances as of December 31, 2011 and 2010, which is included in other accrued expenses ($1.8 million and $2.9 million, respectively) and in long-term liabilities ($2.7 million and $3.4 million, respectively):

	Sales Services	Discontinued Operations	Total
Balance as of January 1, 2010	$4,730	$1,523	$6,253
Accretion	113	34	147
Adjustments	1,999	312	2,311
Payments	(1,813)	(596)	(2,409)
Balance as of December 31, 2010	5,029	1,272	6,301
Accretion	132	27	159
Adjustments	(158)	364	206
Payments	(1,586)	(591)	(2,177)
Balance as of December 31, 2011	$3,417	$1,072	$4,489

15.	Income Taxes

The provision for or benefit from income taxes on continuing operations for the years ended December 31, 2011 and 2010 is comprised of the following:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	2011	2010
Current:
Federal	$(879)	$34
State	(39)	274
Total current	(918)	308
Deferred:
Federal	(17)	71
State	(4)	13
Total deferred	(21)	84
Provision for income taxes	$(939)	$392

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment.  As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2011 as the Company believes that it is more likely than not that these assets will not be realized. The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2011 and 2010 are as follows:

	2011	2010
Current deferred tax assets (liabilities)
included in other current assets:
Allowances and reserves	$2,953	$1,992
Compensation	3,564	3,148
Valuation allowance on deferred tax assets	(6,517)	(5,140)
	—	—
Noncurrent deferred tax assets (liabilities)
included in other long-term assets:
State net operating loss carryforwards	4,366	3,888
Federal net operating loss carryforwards	24,743	15,067
State taxes	1,134	1,134
Self insurance and other reserves	267	1,321
Property, plant and equipment	2,431	2,406
Intangible assets	930	5,279
Other reserves - restructuring	667	1,292
Compensation	9	—
Deferred Revenue	1,660	—
Valuation allowance on deferred tax assets	(36,269)	(30,471)
	(62)	(84)
Net deferred tax liability	$(62)	$(84)

The noncurrent net deferred tax liability as of December 31, 2011 relates to tax amortization of the tax basis in trade names associated with the Group DCA acquisition.  The Company determined that this deferred tax liability would not be realizable for an indeterminate time in the future and consequently should not be included in net deferred tax assets for purposes of calculating the valuation allowance in any period.

Federal tax attribute carryforwards at December 31, 2011, consist primarily of approximately $24.7 million of federal net operating losses.  In addition, the Company has approximately $4.4 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they begin to expire in 2027, and current state net operating

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

losses not utilized began to expire in 2011.

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate from continuing operations is as follows:

	2011	2010
Federal statutory rate	35.0%	35.0%
State income tax rate, net
of Federal tax benefit	1.3%	(1.7)%
Meals and entertainment	(3.3)%	(1.5)%
Valuation allowance	(35.0)%	(35.3)%
Other non-deductible	—%	(0.1)%
Other taxes	0.4%	—%
Net change in Federal and state reserves	21.5%	(2.2)%
Effective tax rate	19.9%	(5.8)%

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2011:

Unrecognized
Tax Benefits

Balance of unrecognized benefits as of January 1, 2010	$3,936
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Balance as of December 31, 2010	$3,936
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2,819)
Balance as of December 31, 2011	$1,117

As of December 31, 2011 and 2010, the total amount of gross unrecognized tax benefits was $1.1 million and $3.9 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2011 and 2010 were $1.1 million and $1.7 million, respectively. Also included in the balance of unrecognized tax benefits at December 31, 2011 and 2010 were $0.0 million and $2.2 million of tax benefits that, if recognized, would result in an increase to deferred tax assets and a corresponding decrease to the valuation allowance against deferred tax assets.

The Company recognized interest and penalties of $0.1 million and $0.2 million related to uncertain tax positions in income tax expense during the years ended December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, accrued interest and penalties, net were $1.7 million and $2.4 million, respectively.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions.  The following tax years remain subject to examination as of December 31, 2011:

Jurisdiction	Tax Years
Federal	2009-2011
State and Local	2007-2011

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

To the extent there was a failure to file a tax return in a previous year, the statute of limitation will not begin until the return is filed. In March of 2011, the examination by the Internal Revenue Service of the 2008 net operating loss carry back to the 2003 to 2005 tax years was closed, therefore these years are considered effectively settled in accordance with Accounting Standards Codification 740.  There were no examinations in process by the Internal Revenue Service as of December 31, 2011.

16.	Historical Basic and Diluted Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010 is as follows:

	Years Ended December 31,
	2011	2010
Basic weighted average number of common shares	14,440	14,306
Potential dilutive effect of stock-based awards	—	—
Diluted weighted average number
of common shares	14,440	14,306

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

	Years Ended December 31,
	2011	2010
Options	102,545	176,670
Stock-settled stock appreciation rights (SARs)	356,378	455,596
Restricted stock and restricted stock units (RSUs)	606,138	469,449
Performance contingent SARs	280,000	305,000
	1,345,061	1,406,715

17.   Segment Information

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

The Company reports under the following three segments:

Sales Services segment – includes the Company’s Dedicated Sales Teams, Shared Sales Teams and EngageCE, the Company’s new clinical educators business unit.  This segment provides services through personal promotion with healthcare providers and uses teams to deliver services to a wide base. These businesses have similar long-term average gross margins, contract terms, types of customers and regulatory environments and therefore the business units have been aggregated into one reporting segment.

Marketing Services segment – includes the Company’s Group DCA and PDI Voice (Voice) business units.  This segment provides services though non-personal promotion with healthcare providers and is project driven. The units comprising this segment have a large number of smaller contracts, share similar gross margins, have similar customers, and have low barriers to entry for competition and therefore the business units have been aggregated into one reporting segment.  The offerings within this segment include peer-to-peer, interactive digital and telephonic communications with healthcare providers. Formerly this segment included TVG, whose operations were discontinued in 2010, and Pharmakon, whose operations were discontinued in 2011.

PC Services segment –  includes the Company's Interpace BioPharma business unit, the formation of which was announced

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

on August 1, 2011. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management.

	Sales Services	Marketing Services	PC Services	Consolidated
For the year ended December 31, 2011:
Revenue	$135,970	$12,195	$9,126	$157,291
Operating income (loss)	$3,272	$(9,493)	$1,519	$(4,702)
Capital expenditures	$175	$164	$4	$343
Depreciation expense	$1,395	$357	$7	$1,759
Total assets	$66,889	$39,965	$6,525	$113,379
For the year ended December 31, 2010:
Revenue	$133,307	$1,282	$—	$134,589
Operating (loss)	$(1,657)	$(5,246)	$—	$(6,903)
Capital expenditures	$2,027	$103	$—	$2,130
Depreciation expense	$1,136	$61	$—	$1,197
Total assets	$74,923	$49,466	$—	$124,389

18.	Discontinued Operations

On December 29, 2011 the Company entered into an agreement to sell certain assets of our Pharmakon business unit to Informed Medical Communications, Inc. (“Informed”) in exchange for potential future royalty payments and an ownership interest in Informed. The decision to take this action resulted from an extensive evaluation of the Pharmakon business in the context of the Company’s strategy, which is to focus on outsourced promotional services targeted to healthcare providers, as well as provide other promotional services, including clinical educator services, digital communications, teledetailing and full-service product commercialization solutions. The Company believes that this transaction will allow it to focus on the core businesses mentioned above while having the ability to offer stronger peer to peer services, and a broader commercial offering, including sales and leadership training, through integrated offers with Informed. In consideration for the Pharmakon assets, the Company received of royalty stream with a fair value of $0.4 million and a 1% ownership interest in Informed valued at $0.1 million. The royalty is earned annually through 2016 and not considered to be a direct cash flow to the Company since they are not significant. Net of the aforementioned consideration, the Company recorded a charge of approximately $7.5 million. The consolidated statement of operations reflects the presentation of Pharmakon as a discontinued operation in all periods presented.

On July 19, 2010, the Board approved closing the TVG business unit. The Company notified employees and issued a press release announcing this decision on July 20, 2010. The decision to take this action resulted from an extensive evaluation of the TVG business in the context of the Company’s strategy, which is to focus on outsourced promotional services targeted to healthcare providers, as well as TVG’s consistently declining revenues over recent years and the shrinking market in which TVG operated. The Company completed the closure of the TVG operations during the quarter ended September 30, 2010, including the completion of all active customer contracts. The consolidated statement of operations reflects the presentation of TVG as a discontinued operation in all periods presented.

A summary of the exit and disposal costs recognized within Loss from Discontinued Operations in the consolidated statements of operations for the year ended December 31, 2011 and 2010 are as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	For the Years Ended December 31,
	2011	2010
Non-cash charges
Asset impairments (1)	$6,913	$575
Cash charges
Lease-related charges	392	327
Severance charges	1,120	879
Other charges	(12)	6
Total charges	$8,413	$1,787

(1)
Asset impairments for the year ended December 31, 2011 represent the write-off of Pharmakon's goodwill and other intangible assets. Asset impairments for the year ended December 31, 2010 represent the write-off of unamortized leasehold improvements and furniture.

A rollforward of the liabilities recognized in the consolidated balance sheet as of December 31, 2011 and December 31, 2010 is as follows:

Accrued liability as of January 1, 2010	$—
Add: Costs incurred, excluding non-cash charges	1,462
Less: Cash payments	(1,446)
Accrued liability as of December 31, 2010 (1)	$16
Add: Costs incurred, excluding non-cash charges	1,120
Less: Cash payments	(16)
Accrued liability as of December 31, 2011 (2)	$1,120

(1)	Accrued liability at December 31, 2010 consists of TVG employee related costs.

(2)	Accrued liability at December 31, 2011 consists of Pharmakon employee severance costs.

The table below presents the significant components of Pharmakon's and TVG’s results included in Loss from Discontinued Operations in the consolidated statements of operations for the years ended December 31, 2011 and 2010.

	For the Years Ended December 31,
	2011	2010
Revenue, net	$5,880	$13,284

Loss from discontinued operations, before income tax	(8,374)	387
Income tax expense	(237)	26
Loss from discontinued operations, net of tax	$(8,137)	$361

The major classes of assets and liabilities included in the consolidated balance sheets for Pharmakon and TVG as of December 31, 2011 and December 31, 2010 are as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	December 31,
	2011	2010
Current assets	$1,013	$7,841
Non-current assets	625	7,590
Total assets	$1,638	$15,431
Current liabilities	$1,865	$1,300
Non-current liabilities	1,526	1,560
Total liabilities	$3,391	$2,860

19.  Related Party Transactions

John P. Dugan

The Company entered into a consulting agreement (the “Agreement”) with its founder and former Chairman of the Board, John P. Dugan. Mr. Dugan, who retired from the Board effective June 3, 2010, is the Company’s largest stockholder beneficially owning approximately 33% of the outstanding common stock of PDI as of December 31, 2011.

The Agreement was executed on August 2, 2010 with an effective date of July 1, 2010, and shall continue for a period of thirty-six months.  Pursuant to the Agreement, Mr. Dugan will provide consulting services to PDI including, but not limited to, corporate strategy, communications and other general advice (the “Services”) upon request of the Company’s Chief Executive Officer or the Board for a consulting fee of $12,500 per month over the term of the Agreement.   The Agreement is terminable by the Company upon thirty days prior written notice to Mr. Dugan, and terminable by Mr. Dugan upon ten days prior written notice to the Company. The Agreement also contains certain confidentiality clauses as well as a non-compete clause that continues for a period of two years after the termination of the Agreement. Mr. Dugan was paid $150,000 and $75,000 for the years ended December 31, 2011 and December 31, 2010, respectively, in his role as a consultant.

iLights

In connection with the November 3, 2010 acquisition of Group DCA, the Company assumed a relationship between the founding principals of Group DCA and iLights, a provider of manufacturer-sponsored online healthcare publishing to pharmaceutical companies. Two of the four founding members of iLights, who were also the principals of Group DCA, who were also members of PDI’s executive committee, own 50% of the interest in iLights.  Group DCA provides content development services to iLights. Transactions between Group DCA and iLights totaled $70,000 in 2011. The company terminated this relationship as of December 31, 2011.

PDI INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Balance at	Additions		Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other (1)	of Period
2011
Allowance for doubtful accounts	—	—	—	—
Allowance for doubtful notes	747	31	—	778
Tax valuation allowance	35,617	—	7,169	42,786
2010
Allowance for doubtful accounts	—	—	—	—
Allowance for doubtful notes	717	30	—	747
Tax valuation allowance	34,177	—	1,440	35,617
Accrued sales returns	—	—	(231)	—

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes compensatory plan, compensation arrangement or management contract.