Form 10-Q
period 2012-03-31
PDI INC
filed 2012-05-15
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 13, 2012
Common stock, $0.01 par value	14,889,014

PDI, Inc.
Form 10-Q for Period Ended March 31, 2012

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$61,872	$64,337
Short-term investments	121	127
Accounts receivable, net	7,789	9,633
Unbilled costs and accrued profits on contracts in progress	2,595	2,593
Other current assets	4,073	3,670
Total current assets	76,450	80,360
Property and equipment, net	2,218	2,484
Goodwill	18,908	18,908
Other intangible assets, net	7,084	7,309
Other long-term assets	4,275	4,318
Total assets	$108,935	$113,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,302	$4,139
Unearned contract revenue	16,555	15,882
Accrued salary and bonus	6,404	8,283
Other accrued expenses	15,901	17,774
Total current liabilities	42,162	46,078
Long-term liabilities	7,203	7,778
Total liabilities	49,365	53,856

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized;
15,979,549 and 15,820,373 shares issued, respectively;
14,889,014 and 14,744,924 shares outstanding, respectively	160	158
Additional paid-in capital	127,147	126,720
Accumulated deficit	(54,003)	(53,731)
Accumulated other comprehensive income	7	12
Treasury stock, at cost (1,090,535 and 1,075,449 shares, respectively)	(13,741)	(13,636)
Total stockholders' equity	59,570	59,523
Total liabilities and stockholders' equity	$108,935	$113,379

The accompanying notes are an integral part of these condensed consolidated financial statements.
PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended
	March 31,
	2012	2011

Revenue, net	$31,677	$44,302
Cost of services	24,311	36,139
Gross profit	7,366	8,163

Compensation expense	4,582	5,277
Other selling, general and administrative expenses	3,005	4,275
Total operating expenses	7,587	9,552
Operating loss	(221)	(1,389)
Other expense, net	(1)	(65)
Loss from continuing operations before income tax	(222)	(1,454)
Provision (benefit) for income tax	81	(1,043)
Loss from continuing operations	(303)	(411)
Income (loss) from discontinued operations, net of tax	31	(139)
Net loss	$(272)	$(550)

Other comprehensive income:
Unrealized holding (loss) gain on available-for-sale securities, net	(5)	3
Comprehensive loss	$(277)	$(547)

Basic and diluted (loss) income per share of common stock from:
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	—	(0.01)
Net loss per basic and diluted share of common stock	$(0.02)	$(0.04)

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,536	14,469
Diluted	14,536	14,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(272)	$(550)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	501	785
Facilities realignment accrual accretion	35	100
Provision for bad debt	—	7
Stock-based compensation	429	727
Other changes in assets and liabilities:
Decrease in accounts receivable	1,844	4,624
Increase in unbilled costs	(2)	(560)
Increase in other current assets	(452)	(448)
Decrease (increase) in other long-term assets	92	(5)
Decrease in accounts payable	(837)	(477)
Increase in unearned contract revenue	673	2,878
Decrease in accrued salaries and bonus	(1,879)	(438)
Decrease in other accrued expenses	(1,872)	(3,214)
Decrease in long-term liabilities	(610)	(1,674)
Net cash (used in) provided by operating activities	(2,350)	1,755

Cash Flows From Investing Activities
Purchase of property and equipment	(10)	(128)
Net cash used in investing activities	(10)	(128)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(105)	(9)
Net cash used in financing activities	(105)	(9)

Net (decrease) increase in cash and cash equivalents	(2,465)	1,618
Cash and cash equivalents – beginning	64,337	62,711
Cash and cash equivalents – ending	$61,872	$64,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (SEC).  The interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
On December 29, 2011, we entered into an agreement to sell certain assets of our Pharmakon business unit to Informed Medical Communications, Inc. (Informed) in exchange for potential future royalty payments and a 1% ownership interest in Informed. See Note 12 to the interim financial statements for additional detail regarding the discontinued operations of Pharmakon.
On August 1, 2011, the Company announced the formation of its new business unit, Interpace BioPharma. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. The revenue and costs associated with this unit are reflected in the Product Commercialization Services (PC Services) segment for the three-month period ended March 31, 2012.
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
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three-month periods ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31,
	2012	2011
Basic weighted average number of common shares	14,536	14,469
Dilutive effect of stock-based awards	—	—
Diluted weighted average number of common shares	14,536	14,469
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three Months Ended
	March 31,
	2012	2011
Options	91	151
Stock-settled stock appreciation rights (SARs)	591	391
Restricted stock/units	649	452
Performance contingent SARs	280	305
	1,611	1,299
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, and indefinite lived intangible assets and our consolidated financial results. At March 31, 2012, no indicators of impairment were identified.
Long-Lived Assets
The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not identify any events or changes in circumstances that indicated that the carrying value of such assets may not be recoverable during the three-month period ended March 31, 2012.
Reclassifications
The Company reclassified certain prior period financial statement balances to conform to the current year presentation. See Note 12, Discontinued Operations, for further information.
Accounting Standards Updates
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05 (ASU 2011-05), "Presentation of Comprehensive Income," which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminated the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for the Company January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company's operating results or financial position.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), "Testing Goodwill for Impairment." ASU 2011-08 updates guidance on the periodic testing of goodwill for impairment. This updated guidance allows companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The Company adopted this new guidance effective January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on the Company's operating results or financial position.

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
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of March 31, 2012 and December 31, 2011, the carrying value of available-for-sale securities was approximately $121,000 and $127,000, respectively, and is included in short-term investments.  Available-for-sale securities at March 31, 2012 and December 31, 2011 consisted of $59,000 and $65,000, respectively, in mutual funds, and approximately $62,000 in money market accounts.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $3.1 million at March 31, 2012 and December 31, 2011, as collateral for its existing insurance policies and facility leases.
At March 31, 2012 and December 31, 2011, held-to-maturity investments included the following:

		Maturing			Maturing
	March 31, 2012	within 1 year	after 1 year through 3 years	December 31, 2011	within 1 year	after 1 year through 3 years
Cash/money accounts	$146	$146	$—	$111	$111	$—
US Treasury securities	4,253	1,321	2,932	4,293	1,323	2,970
Government agency securities	861	—	861	871	—	871
Total	$5,260	$1,467	$3,793	$5,275	$1,434	$3,841

At March 31, 2012 and December 31, 2011, held-to-maturity investments were recorded in the following accounts:

	March 31, 2012	December 31, 2011
Other current assets	$1,467	$1,434
Other long-term assets	3,793	3,841
Total	$5,260	$5,275

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and finite-lived intangible assets recorded as of March 31, 2012 are attributable to the 2010 acquisition of Group DCA.  As of March 31, 2012 and December 31, 2011, the carrying amount of goodwill for Group DCA was $18.9 million.
The net carrying value of the identifiable intangible assets as of March 31, 2012 and December 31, 2011 is as follows:

		As of March 31, 2012			As of December 31, 2011
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Group DCA:
Technology	6	$4,097	$967	$3,130	$4,097	$797	$3,300
Healthcare professional database	10	2,203	312	1,891	2,203	257	1,946
Corporate tradename	NA	2,063	—	2,063	2,063	—	2,063
Total		$8,363	$1,279	$7,084	$8,363	$1,054	$7,309

Amortization expense was $0.2 million for both the three-month periods ended March 31, 2012 and 2011. Estimated amortization expense for the current year and next four years is as follows:

2012	2013	2014	2015	2016
$903	$903	$903	$903	$754

5.	FACILITIES REALIGNMENT
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
Dresher, Pennsylvania Facility
During the year ended December 31, 2009, the Company continued to right size its operations in Dresher, Pennsylvania and recorded facility realignment charges of $1.4 million and non-cash impairments of furniture and leasehold improvements of $0.7 million. During 2010, the Company discontinued the operations of its TVG business unit and exited the remaining portion of space at the facility, thus recording additional restructuring charges of $0.3 million for facility realignment and $0.6 million for non-cash asset impairments of furniture and leasehold improvements in discontinued operations for the year ended December 31, 2010. See Note 12, Discontinued Operations, for further information regarding the discontinued operations of TVG.
In the first quarter of 2011, the Company entered into two separate agreements to sublease substantially all of the remaining space in Dresher, Pennsylvania.  These subleases have lease terms that expire on November 30, 2016 in connection with the underlying facility lease.
Schaumburg, Illinois Facility
In December 2011, the Company sold certain assets of its Pharmakon business unit, vacated the business units' Schaumburg, Illinois facility and recorded a facility realignment charge of $0.4 million in discontinued operations. During the first quarter of 2012, the Company secured a sublease for the approximately 6,700 square feet of office space in Schaumburg, Illinois. This sublease runs through the end of the facility's lease term, February 2015. The Company expects to receive approximately $0.3 million in lease payments over the life of the sublease.
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2011 to March 31, 2012, of which approximately $1.7 million is included in other accrued expenses and $2.2 million is included in long-term liabilities as of March 31, 2012. The Company recognizes accretion expense in Other expense, net in the Condensed Consolidated Statement of Operations.

	Sales Services	Marketing Services	Total
Balance as of December 31, 2011	$3,417	$1,072	$4,489
Accretion	28	7	35
Adjustments	—	(125)	(125)
Payments	(373)	(157)	(530)
Balance as of March 31, 2012	$3,072	$797	$3,869

6.	FAIR VALUE MEASUREMENTS
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

	As of March 31, 2012		Fair Value Measurements
	Carrying	Fair	as of March 31, 2012
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$20,042	$20,042	$20,042	$—	$—
Money Market Funds	41,830	41,830	41,830	—	—
	$61,872	$61,872	$61,872	$—	$—

Marketable securities:
Money Market Funds	$62	$62	$62	$—	$—
Mutual Funds	59	59	59	—	—
U.S. Treasury securities	4,253	4,253	4,253	—	—
Government agency securities	861	861	861	—	—
Total	$5,235	$5,235	$5,235	$—	$—

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of March 31, 2012, the Company did not have any marketable securities in less active markets (level 2) or (level 3).

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
Letters of Credit
As of March 31, 2012, the Company had outstanding letters of credit of $3.1 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
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

The Company will record a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss is reasonably estimable. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once a matter has been disclosed that is material, or could be material to the Company, the matter is continued to be reported upon until there is finality of outcome or until it is determined that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses for legal proceedings was not material at March 31, 2012.

8.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Rent payable	$1,992	$2,070
Uncertain tax positions	2,888	2,887
Restructuring	2,182	2,679
Other	141	142
	$7,203	$7,778

9.	STOCK-BASED COMPENSATION
On January 30, 2012, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee of the Board (the Compensation Committee) approved grants of restricted stock units and SARs to certain executive officers and members of senior management of the Company. The full Board approved the portion of these grants made to the Company’s Chief Executive Officer.  These grants were made as part of the Company's long-term incentive plan and aggregated 150,567 shares of restricted stock units issued with a weighted average grant date fair value of $6.56 per share.
The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs awards granted during the three-month period ended March 31, 2012:

Three Months Ended
March 31, 2012
Risk-free interest rate	0.31%
Expected life (in years)	3.5
Expected volatility	57.62%
Dividend yield	—%
The Company did not issue any SARs during the three months ended March 31, 2011.
The Company recognized $0.4 million and $0.7 million of stock-based compensation expense for the three-month periods ended March 31, 2012 and 2011, respectively.
10.    INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position and the existence of a deferred tax liability related to indefinite lived intangibles, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Provision (benefit) for income tax	$81	$(1,043)
Effective income tax rate	(36.5)%	71.7%
Income tax expense for the three-month period ended March 31, 2012 was primarily due to state taxes. The income tax benefit for the three-month period ended March 31, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years, partially offset by state taxes and tax expense associated with the tax amortization of indefinite lived intangibles.
11.    SEGMENT INFORMATION
The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011.  Corporate charges are allocated to each of the reporting segments on the basis of total salary expense. Corporate charges include corporate headquarters costs and certain depreciation expenses. Certain corporate capital expenditures have not been allocated from the Sales Services segment to the other reporting segments since it is impracticable to do so.

	Sales Services	Marketing Services	Product Commercialization Services	Consolidated
Three months ended March 31, 2012:
Revenue	$23,369	$3,063	$5,245	$31,677
Operating (loss) income	$(570)	$(467)	$816	$(221)
Capital expenditures	$5	$5	$—	$10
Depreciation expense	$201	$68	$6	$275

Three months ended March 31, 2011:
Revenue	$42,355	$1,947	$—	$44,302
Operating income (loss)	$1,512	$(2,901)	$—	$(1,389)
Capital expenditures	$8	$120	$—	$128
Depreciation expense	$367	$95	$—	$462

12.    DISCONTINUED OPERATIONS
On December 29, 2011, we entered into an agreement to sell certain assets of our Pharmakon business unit to Informed in exchange for potential future royalty payments and a 1% ownership interest in Informed. The consolidated statement of operations reflects the presentation of Pharmakon as a discontinued operation in all periods presented.
On July 19, 2010, the Board approved closing the TVG business unit. The Company completed the closure of the TVG operations during the quarter ended September 30, 2010, including the completion of all active customer contracts. The financial statements reflect the presentation of TVG as a discontinued operation in all periods presented.
The table below presents the significant components of Pharmakon's and TVG’s results included in Income (loss) from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
Revenue, net	$—	$1,800

Income (loss) from discontinued operations, before income tax	33	(152)
Provision (benefit) for income tax	2	(13)
Income (loss) from discontinued operations, net of tax	$31	$(139)
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheet for TVG and Pharmakon as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Current assets	$300	$1,013
Non-current assets	475	625
Total assets	$775	$1,638
Current liabilities	$624	$1,865
Non-current liabilities	1,345	1,526
Total liabilities	$1,969	$3,391

PDI, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
 This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “may,” “will” or similar words and expressions.  These forward-looking statements are contained throughout this Form 10-Q.
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

PDI, Inc.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
OVERVIEW
We are a leading provider of outsourced commercial services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States.  We are a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers’ strategic and financial product objectives.  In addition to outsourced sales teams in the United States, we also provide other promotional services, including clinical educator services, digital communications and teledetailing.  Combined, our services offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout their lifecycles, from development through maturity.  We provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients. We provide these services through three reporting segments: Sales Services; Marketing Services; and Product Commercialization Services. These segments are described in detail under the caption Description of Reporting Segments below.

Our business depends in large part on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced promotional services.  In recent years, this demand has been impacted by certain industry-wide factors affecting pharmaceutical, biotechnology and healthcare companies, including, among other things, pressures on pricing and access, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment, decreased pipeline productivity and a slow-down in the rate of approval of new products by the United States Food and Drug Administration (FDA).  Additionally, a number of pharmaceutical companies have made changes to their commercial models by reducing the internal number of sales representatives.  A significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore benefited from cost control measures implemented by these companies and their resultant increased reliance on outsourced promotional services. However, during 2011, certain of our Marketing Services customers delayed the implementation or reduced the scope of a number of marketing initiatives.  In addition to fluctuations in customer demand, we continue to experience a high degree of customer concentration and this trend may continue as a result of recent and continuing consolidation within the pharmaceutical industry.

On December 29, 2011, we entered into an agreement to sell certain assets of our Pharmakon business unit to Informed Medical Communications, Inc. (Informed) in exchange for potential future royalty payments with a fair value of $0.4 million and a 1% ownership interest in Informed valued at $0.1 million. Net of the aforementioned consideration, we recorded a charge of approximately $7.5 million. See Note 12, Discontinued Operations, to the consolidated financial statements included in this Form 10-Q for additional details.

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

PDI, Inc.

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

We paid cash (net) of approximately $23.9 million for Group DCA, of which $1.3 million was placed in escrow. As of March 31, 2012, $1.3 million is still held in escrow and will be paid out 18 months from the date of acquisition. The purchase agreement also provided for the former members of Group DCA to earn up to an additional $30.0 million from the date of acquisition through December 31, 2012.  These payouts were to be based on Group DCA’s achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; $12.5 million in the year ended December 31, 2011; and $12.5 million the year ending December 31, 2012.  The metrics for payments related to the periods ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buyout of the contingent earn-out fee. Under the amendment, we will pay $3.4 million to buyout the contingent earn-out fee under the purchase agreement in 2012. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth in our Sales Services, Marketing Services and Product Commercialization Services businesses. These businesses provide our customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships.  In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers’ product portfolios and therefore we expect the market share penetration of outsourced sales organizations to increase in order to address these needs.  We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the leading outsourced promotional services organization in the United States. We believe our focus has led to the significant level of new business we experienced in 2011. In addition, we continue to diligently evaluate the risks and rewards of opportunities within our PC Services segment as they arise, while enhancing future value-added service offerings, as well as continue to evaluate acquisitions that will enhance our current service offerings and provide new business opportunities.

DESCRIPTION OF REPORTING SEGMENTS
For the quarter ended March 31, 2012, our three reporting segments were as follows:

•	Sales Services, which is comprised of the following business units:

•	Dedicated Sales Teams;

•	Shared Sales Teams; and

•	EngageCE.

•	Marketing Services, which is comprised of the following business units:

•	Group DCA; and

•	Voice.

•	Product Commercialization Services (PC Services) which is comprised of the following business unit:

•	Interpace BioPharma.
 Selected financial information for each of these segments is contained in Note 11, Segment Information, to these interim financial statements and in the discussion under the caption Consolidated Results of Operations.
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

PDI, Inc.

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
Marketing Services
Our Marketing Services reporting segment is comprised of our Group DCA and Voice business units. Our Group DCA business unit enters into contracts and performs services with our major clients that fall under the scope of master service agreements (MSAs) that typically have terms of one to three years.  These MSAs include standard representations and warranties, as well as confidentiality and indemnification obligations, and are generally terminable by the customer or us, without cause or prior written notice, for any reason.  If terminated, the customer is responsible for work completed to date, plus the cost of any nonrefundable commitments we made on its behalf. There is significant customer concentration within our Group DCA business unit.

Our Voice business unit enters into contracts and performs services with our clients that generally take the form of MSAs and typically have a term of three months to one year.
PC Services
Our PC Services segment currently consists of our Interpace BioPharma business unit. In August 2011, Interpace BioPharma announced its first contract, a two and one-half year fee-for-service arrangement with a pharmaceutical company. This contract includes standard representations and warranties, as well as mutual confidentiality and indemnification obligations for our protection, and is terminable by the customer without cause upon 180 days prior written notice after the first anniversary of the contract effective date. If the contract is terminated by the customer without cause, breakup fees apply. The total compensation provided by the break up fee will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination. During the period ended March 31, 2012, one customer accounted for all of the revenue in our PC Services segment.

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

PDI, Inc.

and product sample distribution costs, for which we are reimbursed at cost by our customer.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue, net. The trends illustrated in this table may not be indicative of future results.

	Three Months Ended
	March 31,
	2012	2011
Revenue, net	100.0%	100.0%
Cost of services	76.7%	81.6%
Gross profit	23.3%	18.4%

Compensation expense	14.5%	11.9%
Other selling, general and administrative expenses	9.5%	9.6%
Total operating expenses	24.0%	21.6%
Operating loss	(0.7)%	(3.2)%

Other expense, net	—%	(0.1)%
Loss from continuing operations before income tax	(0.7)%	(3.3)%
Provision (benefit) for income tax	0.3%	(2.4)%
Loss from continuing operations	(1.0)%	(0.9)%

Results of Continuing Operations for the Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011
Overview
We operate in three business segments: Sales Services; Marketing Services; and PC Services. Our quarter to quarter results may be impacted by the start or completion/termination of contracts.

Revenue, net (in thousands)	Three Months Ended
	March 31,
	2012	2011	Change ($)	Change (%)
Sales Services	$23,369	$42,355	$(18,986)	(44.8)%
Marketing Services	3,063	1,947	1,116	57.3%
PC Services	5,245	—	5,245	NA
Total	$31,677	$44,302	$(12,625)	(28.5)%
Consolidated revenue, net (revenue) for the quarter ended March 31, 2012 decreased by $12.6 million, or 28.5%, to $31.7 million, compared to the quarter ended March 31, 2011. This decrease was attributable to the new contract in our PC Services segment and the increase in revenue in our Group DCA business unit being more than offset by the expiration or non-renewal of contracts in our Sales Services segment.
Revenue in our Sales Services segment for the quarter ended March 31, 2012 decreased by $19.0 million, or 44.8%, to $23.4 million, compared to the quarter ended March 31, 2011. The decrease in Sales Services revenue was primarily due to certain clients renewing with a smaller salesforce and the expiration of certain other contracts totaling approximately $16.7 million partially offset by the launch of several new smaller contracts.
Revenue in our Marketing Services segment for the quarter ended March 31, 2012 increased by $1.1 million, or 57.3%, to $3.1 million, compared to the quarter ended March 31, 2011.  This increase was primarily attributable to the increase in revenue

PDI, Inc.

in our Group DCA business unit compared to the quarter ended March 31, 2011. The significant impact of acquisition accounting on Group DCA's deferred revenue had a direct effect on the business unit's revenue in the quarter ended March 31, 2011.
Revenue in our PC Services segment for the quarter ended March 31, 2012 of $5.2 million is related to our fee for service arrangement in our Interpace BioPharma business unit. There was no revenue in the PC Services segment for the quarter ended March 31, 2011, as there were no ongoing product commercialization activities during that period.

Cost of services (in thousands)	Three Months Ended
	March 31,
	2012	2011	Change ($)	Change (%)
Sales Services	$18,416	$33,578	$(15,162)	(45.2)%
Marketing Services	1,828	2,561	(733)	(28.6)%
PC Services	4,067	—	4,067	NA
Total	$24,311	$36,139	$(11,828)	(32.7)%

Consolidated cost of services for the quarter ended March 31, 2012 decreased by $11.8 million, or 32.7%, to $24.3 million, compared to the quarter ended March 31, 2011. This decrease was due to the reduction of contracts within our Sales Services segment, partially offset by our fee for service arrangement in our PC Services segment.
Cost of services in our Sales Services segment for the quarter ended March 31, 2012 decreased by $15.2 million, or 45.2%, to $18.4 million, compared to the quarter ended March 31, 2011. This decrease was directly attributable to the decrease in revenue discussed above.
Cost of services in our Marketing Services segment for the quarter ended March 31, 2012 decreased by $0.7 million, or 28.6%, to $1.8 million, compared to the quarter ended March 31, 2011. The decrease was attributable to our emphasis on cost savings initiatives as we right-sized the structure of our Group DCA business unit throughout 2011 and during the first quarter of 2012.
Cost of services in our PC Services segment for the quarter ended March 31, 2012 was $4.1 million and is related to our fee for service arrangement in our Interpace BioPharma business unit. There was no cost of services in the PC Services segment for the quarter ended March 31, 2011, as there were no ongoing product commercialization activities during that period.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$4,953	21.2%	$1,235	40.3%	$1,178	22.5%	$7,366	23.3%
2011	8,777	20.7%	(614)	(31.5)%	—	—	8,163	18.4%
Change	$(3,824)		$1,849		$1,178		$(797)

Consolidated gross profit for the quarter ended March 31, 2012 decreased by $0.8 million, or 9.8%, to $7.4 million, compared to the quarter ended March 31, 2011. The change in consolidated gross profit was attributable to the increase in revenue in our Group DCA business unit and the revenue from our PC Services fee for service arrangement being more than offset by the decline in revenue within our Sales Services segment.
The gross profit percentage in our Sales Services segment for the quarter ended March 31, 2012 increased to 21.2%, from 20.7% in the quarter ended March 31, 2011. The increase was primarily attributable to improved margins within our Dedicated Sales Team business unit as a result of exceeding certain incentive targets on one of our larger programs.
The gross profit percentage in our Marketing Services segment for the quarter ended March 31, 2012 increased to 40.3%, from (31.5)% in the quarter ended March 31, 2011. This increase was primarily attributable to the increase in Group DCA's revenue and Group DCA realizing more normalized margins in the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011. The significant impact of acquisition accounting on Group DCA's deferred revenue, had a direct effect on the business unit's revenue, and therefore gross profit, in the quarter ended March 31, 2011.
Gross profit in our PC Services segment for the quarter ended March 31, 2012 was approximately $1.2 million. There was no gross profit in the PC Services segment for the quarter ended March 31, 2011, as there were no ongoing product

PDI, Inc.

commercialization activities during that period.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$3,602	15.4%	$791	25.8%	$189	3.6%	$4,582	14.5%
2011	4,235	10.0%	1,042	53.5%	—	—	5,277	11.9%
Change	$(633)		$(251)		$189		$(695)

Consolidated compensation expense for the quarter ended March 31, 2012 decreased by $0.7 million, to $4.6 million, as compared to the quarter ended March 31, 2011. The decrease was primarily attributable to a decrease in stock compensation costs of $0.3 million, vacant positions expected to be filled and the decrease at Group DCA from right-sizing the business throughout 2011. As a percentage of consolidated revenue, consolidated compensation expense increased to 14.5% for the quarter ended March 31, 2012, from 11.9% for the quarter ended March 31, 2011, primarily due to the decrease in consolidated revenue.
Compensation expense in our Sales Services segment for the quarter ended March 31, 2012 decreased by $0.6 million, to $3.6 million, as compared to the quarter ended March 31, 2011.  This decrease was primarily attributable to a decrease in allocated corporate costs, including the decrease in stock compensation expense of $0.3 million. As a percentage of segment revenue, compensation expense increased 5.4%, to 15.4% for the quarter ended March 31, 2012, from 10.0% for the quarter ended March 31, 2011, primarily due to the decrease in Sales Services segment revenue.
Compensation expense in our Marketing Services segment for the quarter ended March 31, 2012 decreased by $0.3 million, to $0.8 million, compared to the quarter ended March 31, 2011. This decrease was primarily due to right-sizing the business throughout 2011, including a decrease in executive compensation costs.   As a percentage of segment revenue, compensation expense decreased 27.7%, to 25.8% for the quarter ended March 31, 2012, from 53.5% for the quarter ended March 31, 2011. The decrease in segment compensation expense as a percent of segment revenue was a result of the increase in revenue at Group DCA, while Group DCA's compensation expense decreased from right-sizing the business.
Compensation expense in our PC Services segment for the quarter ended March 31, 2012 of $0.2 million is attributable to the allocation of corporate support costs. There was no compensation expense for the quarter ended March 31, 2011, as there were no ongoing product commercialization activities during that period.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$1,921	8.2%	$911	29.7%	$173	3.3%	$3,005	9.5%
2011	3,030	7.2%	1,245	63.9%	—	—	4,275	9.6%
Change	$(1,109)		$(334)		$173		$(1,270)

Consolidated other selling, general and administrative expenses for the quarter ended March 31, 2012 decreased by $1.3 million, to $3.0 million, compared to the quarter ended March 31, 2011. The decrease was primarily driven by our continued focus on cost savings, in particular: a $0.8 million decrease in professional services (i.e. consulting, audit, legal services); and $0.3 million decrease in information technology costs. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased slightly to 9.5% for the quarter ended March 31, 2012, from 9.6% in the quarter ended March 31, 2011, due to the decrease in other selling, general and administrative expenses.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended March 31, 2012 decreased by $1.1 million, to $1.9 million, compared to the quarter ended March 31, 2011, primarily due to the decrease in allocated professional services and information technology costs mentioned above. As a percentage of segment revenue, other selling, general and administrative expenses increased 1.0%, to 8.2% for the quarter ended March 31, 2012, from 7.2% in the quarter ended March 31, 2011. This increase was attributable to the decrease in revenue during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended March 31, 2012 decreased by $0.3 million compared to the quarter ended March 31, 2011, primarily due to a decrease in information technology consulting costs at Group DCA. Other selling, general and administrative expenses as a percentage of revenue decreased 34.2%,

PDI, Inc.

to 29.7% for the quarter ended March 31, 2012, from 63.9% in the quarter ended March 31, 2011 due to Group DCA's increase in revenue.
Other selling, general and administrative expense in our PC Services segment for the quarter ended March 31, 2012 of $0.2 million was attributable to the allocation of corporate support activities. There was no other selling, general and administrative expense for the quarter ended March 31, 2011, as there were no ongoing product commercialization activities during that period.
Operating loss
We had operating losses of $0.2 million and $1.4 million for the quarters ended March 31, 2012 and 2011, respectively.  The decrease in operating loss was primarily due to a reduction in operating expenses and the first quarter operating income of our PC Services segment and improvement in our Group DCA business unit being offset by the lower level of business in our Sales Services segment.
Provision for income tax
We had income tax expense of approximately $0.1 million for the quarter ended March 31, 2012, compared to an income tax benefit of $1.0 million for the quarter ended March 31, 2011. Income tax expense for the quarter ended March 31, 2012 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions. The income tax benefit for the quarter ended March 31, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2012, we had cash and cash equivalents and short-term investments of approximately $62.0 million and working capital of $34.3 million, compared to cash and cash equivalents and short-term investments of approximately $64.5 million and working capital of approximately $34.3 million at December 31, 2011.  As of March 31, 2012, we had no commercial debt.
For the three-month period ended March 31, 2012, net cash used in operating activities was $2.4 million, compared to $1.8 million of net cash provided by operating activities for the three-month period ended March 31, 2011.  The main components of cash used in operating activities during the three-month period ended March 31, 2012 were a decrease in accrued salaries and bonus of $1.9 million, and a decrease in accounts payable of $0.8 million. The main component of cash provided by operating activities during the three-month period ended March 31, 2011 was the change in other assets and liabilities of $0.7 million which more than offset the net loss of $0.6 million after taking into effect noncash items of $1.6 million.
As of both March 31, 2012 and December 31, 2011, we had $2.6 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of March 31, 2012 and December 31, 2011, we had $16.6 million and $15.9 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the three-month period ended March 31, 2012, we essentially had no net cash used in investing activities compared to $0.1 million of cash used in investing activities during the three-month period ended March 31, 2011. All capital expenditures were funded out of available cash.  For the three-month periods ended March 31, 2012 and March 31, 2011, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.
Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the three-month period ended March 31, 2012, we had four customers that accounted for approximately 28.0%, 19.7%, 16.6% and 15.3% of our service revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.
Future Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $2.0 million in 2012.  We expect our working capital requirements to increase as a result of new customer contracts generally providing for longer than historical payment terms. In the fourth quarter of 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buyout of the then existing contingent earn-out fee. Under the amendment, we will pay $3.4 million to buyout the contingent earn-out fee under the purchase agreement in 2012 as follows: $1.5 million in the second quarter of 2012; and $1.9

PDI, Inc.

million in the fourth quarter of 2012. In addition, pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013.

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
Item 4.  Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.
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
Item 1A. Risk Factors
Except as set forth herein, there have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

We have risks related to changes in laws, regulations and judicial decisions that could have an adverse effect on our operating results, financial position or cash flows.
Our future operating results, financial position or cash flows could be adversely impacted by changes in laws, regulations and judicial decisions affecting the Fair Labor Standards Act and various state and Federal laws and regulations governing such matters such as minimum wages, exempt status classification, overtime and employee benefits.

PDI, Inc.

Item 6.  Exhibits

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2012	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer