Form 10-Q
period 2012-06-30
PDI INC
filed 2012-08-14
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 12, 2012
Common stock, $0.01 par value	14,946,462

PDI, Inc.
Form 10-Q for Period Ended June 30, 2012

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$56,938	$64,337
Short-term investments	91	127
Accounts receivable, net	8,906	9,633
Unbilled costs and accrued profits on contracts in progress	2,215	2,593
Other current assets	4,704	3,670
Total current assets	72,854	80,360
Property and equipment, net	2,387	2,484
Goodwill	18,908	18,908
Other intangible assets, net	6,858	7,309
Other long-term assets	3,812	4,318
Total assets	$104,819	$113,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,567	$4,139
Unearned contract revenue	16,416	15,882
Accrued salary and bonus	5,732	8,283
Other accrued expenses	12,660	17,774
Total current liabilities	38,375	46,078
Long-term liabilities	6,707	7,778
Total liabilities	45,082	53,856

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 and 100,000,000 shares authorized, respectively;
16,036,098 and 15,820,373 shares issued, respectively;
14,944,932 and 14,744,924 shares outstanding, respectively	160	158
Additional paid-in capital	127,754	126,720
Accumulated deficit	(54,442)	(53,731)
Accumulated other comprehensive income	11	12
Treasury stock, at cost (1,091,166 and 1,075,449 shares, respectively)	(13,746)	(13,636)
Total stockholders' equity	59,737	59,523
Total liabilities and stockholders' equity	$104,819	$113,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue, net	$27,809	$38,637	$59,486	$82,939
Cost of services	21,239	30,705	45,550	66,844
Gross profit	6,570	7,932	13,936	16,095

Compensation expense	4,069	5,702	8,651	10,979
Other selling, general and administrative expenses	2,817	3,301	5,822	7,576
Total operating expenses	6,886	9,003	14,473	18,555
Operating loss	(316)	(1,071)	(537)	(2,460)
Other expense, net	(15)	(26)	(15)	(72)
Loss from continuing operations before income tax	(331)	(1,097)	(552)	(2,532)
Provision (benefit) for income tax	63	185	145	(694)
Loss from continuing operations	(394)	(1,282)	(697)	(1,838)
(Loss) income from discontinued operations, net of tax	(45)	387	(14)	393
Net loss	$(439)	$(895)	$(711)	$(1,445)

Other Comprehensive Income (Loss)
Unrealized holding gain (loss) on available-for-sale securities, net	4	(1)	(1)	2

Comprehensive Loss	$(435)	$(896)	$(712)	$(1,443)

Basic and diluted (loss) income per share of common stock from:
Continuing operations	$(0.03)	$(0.09)	$(0.05)	$(0.13)
Discontinued operations	—	0.03	—	0.03
Net loss per basic and diluted share of common stock	$(0.03)	$(0.06)	$(0.05)	$(0.10)

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,569	14,413	14,553	14,386
Diluted	14,569	14,413	14,553	14,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(711)	$(1,445)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	996	1,564
Contingent consideration and realignment accrual accretion	71	179
Reversal of contingent accrual accretion	—	(191)
Provision for bad debt	—	3
Stock-based compensation	1,036	1,259
Other changes in assets and liabilities:
Decrease in accounts receivable	727	6,327
Decrease in unbilled costs	378	1,385
Increase in other current assets	(1,546)	(302)
Decrease (increase) in other long-term assets	1,018	(4)
(Decrease) increase in accounts payable	(572)	809
Increase in unearned contract revenue	534	1,849
Decrease in accrued salaries and bonus	(2,551)	(754)
Decrease in other accrued expenses	(5,079)	(6,924)
Decrease in long-term liabilities	(1,142)	(2,188)
Net cash (used in) provided by operating activities	(6,841)	1,567

Cash Flows From Investing Activities
Purchase of property and equipment	(448)	(249)
Net cash used in investing activities	(448)	(249)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(110)	(9)
Net cash used in financing activities	(110)	(9)

Net (decrease) increase in cash and cash equivalents	(7,399)	1,309
Cash and cash equivalents – beginning	64,337	62,711
Cash and cash equivalents – ending	$56,938	$64,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (SEC).  The interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
On December 29, 2011, the Company entered into an agreement to sell certain assets of its Pharmakon business unit to Informed Medical Communications, Inc. (Informed) in exchange for potential future royalty payments and a 1% ownership interest in Informed. See Note 12 to the interim financial statements for additional detail regarding the discontinued operations of Pharmakon.
On August 1, 2011, the Company announced the formation of its new business unit, Interpace BioPharma. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. The revenue and costs associated with this unit are reflected in the Product Commercialization Services (PC Services) segment in all periods presented.
On March 3, 2011, the Company announced the launch of a new business unit within its Sales Services segment, EngageCE. EngageCE provides clinical educator services to our customers. The goal of clinical educators is to work with healthcare providers in the management of chronic diseases in order to optimize patient care and outcomes. The Company has seen a growing demand for these types of services by its customers and believes that the clinical educator services provided via EngageCE will complement traditional sales force efforts and enhance the Company's offerings.

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
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2012 and 2011 is as follows:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic weighted average number of common shares	14,569	14,413	14,553	14,386
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted average number of common shares	14,569	14,413	14,553	14,386
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three and Six Months Ended
	June 30,
	2012	2011
Options	84	143
Stock-settled stock appreciation rights (SARs)	582	363
Restricted stock/units	647	614
Performance contingent SARs	280	280
	1,593	1,400
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, and indefinite lived intangible assets and our consolidated financial results. At June 30, 2012, no indicators of impairment were identified.
Long-Lived Assets
The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not identify any events or changes in circumstances that indicated that the carrying value of such assets may not be recoverable during the six-month period ended June 30, 2012.
Cost of Services - Initial Direct Program Costs
Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting and hiring and certain other direct incremental costs, excluding pass through costs that are billed to customers. Through March

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

31, 2012, the Company expensed these initial direct program costs as incurred, as these amounts were not material to the operating results of the Company.  As a result of the Company's recent contract signings and plans to enter into larger contracts in the future, requiring more material initial direct program costs, commencing April 1, 2012, the Company changed its policy for the recognition of such initial direct program costs. These costs are now being deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the contract. This change in accounting was not applied retrospectively because the effect on prior periods was immaterial.
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
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of June 30, 2012 and December 31, 2011, the carrying value of available-for-sale securities was approximately $91,000 and $127,000, respectively, and is included in short-term investments.  Available-for-sale securities at June 30, 2012 and December 31, 2011 consisted of $43,000 and $65,000, respectively, in mutual funds, and approximately $48,000 and $62,000, respectively, in money market accounts.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $2.9 million as of June 30, 2012 and $3.1 million at December 31, 2011, as collateral for its existing insurance policies and facility leases.
At June 30, 2012 and December 31, 2011, held-to-maturity investments included the following:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

		Maturing			Maturing
	June 30, 2012	within 1 year	after 1 year through 3 years	December 31, 2011	within 1 year	after 1 year through 3 years
Cash/money accounts	$167	$167	$—	$111	$111	$—
US Treasury securities	3,805	1,321	2,484	4,293	1,323	2,970
Government agency securities	1,284	439	845	871	—	871
Total	$5,256	$1,927	$3,329	$5,275	$1,434	$3,841
At June 30, 2012 and December 31, 2011, held-to-maturity investments were recorded in the following accounts:

	June 30, 2012	December 31, 2011
Other current assets	$1,927	$1,434
Other long-term assets	3,329	3,841
Total	$5,256	$5,275

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and finite-lived intangible assets recorded as of June 30, 2012 are attributable to the 2010 acquisition of Group DCA.  As of June 30, 2012 and December 31, 2011, the carrying amount of goodwill for Group DCA was $18.9 million.
The net carrying value of the identifiable intangible assets as of June 30, 2012 and December 31, 2011 is as follows:

		As of June 30, 2012			As of December 31, 2011
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Group DCA:
Technology	6	$4,097	$1,138	$2,959	$4,097	$797	$3,300
Healthcare professional database	10	2,203	367	1,836	2,203	257	1,946
Corporate tradename	NA	2,063	—	2,063	2,063	—	2,063
Total		$8,363	$1,505	$6,858	$8,363	$1,054	$7,309
Amortization expense was $0.2 million for both the three-month periods ended June 30, 2012 and 2011 and $0.5 million for both the six-month periods ended June 30, 2012 and 2011. Estimated amortization expense for the current and next four years is as follows:

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
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2011 to June 30, 2012, of which approximately $1.6 million is included in other accrued expenses and $1.8 million is included in long-term liabilities as of June 30, 2012. The Company recognizes accretion expense in Other expense, net in the Condensed Consolidated Statement of Operations.

	Sales Services	Marketing Services	Total
Balance as of December 31, 2011	$3,417	$1,072	$4,489
Accretion	56	15	71
Adjustments	—	(31)	(31)
Payments	(746)	(368)	(1,114)
Balance as of June 30, 2012	$2,727	$688	$3,415

6.	FAIR VALUE MEASUREMENTS
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

	As of June 30, 2012		Fair Value Measurements
	Carrying	Fair	as of June 30, 2012
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$15,107	$15,107	$15,107	$—	$—
Money Market Funds	41,831	41,831	41,831	—	—
Total	$56,938	$56,938	$56,938	$—	$—

Marketable securities:
Money Market Funds	$48	$48	$48	$—	$—
Mutual Funds	43	43	43	—	—
U.S. Treasury securities	3,805	3,805	3,805	—	—
Government agency securities	1,284	1,284	1,284	—	—
Total	$5,180	$5,180	$5,180	$—	$—

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of June 30, 2012, the Company did not have any marketable securities in less active markets (level 2) or (level 3).

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Letters of Credit
As of June 30, 2012, the Company had outstanding letters of credit of $2.9 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
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

The Company will record a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss is reasonably estimable. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once a matter has been disclosed that is material, or could be material to the Company, the matter is continued to be reported upon until there is finality of outcome or until it is determined that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses for legal proceedings was not material at June 30, 2012.

8.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Rent Payable	$1,895	$2,070
Uncertain tax positions	2,887	2,887
Restructuring	1,783	2,679
Other	142	142
	$6,707	$7,778

9.	STOCK-BASED COMPENSATION
On January 30, 2012, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee of the Board (the Compensation Committee) approved grants of restricted stock to certain executive officers and members of senior management of the Company. The full Board approved the portion of these grants made to the Company’s Chief Executive Officer.  As part of the Company's 2011 long-term incentive plan, these grants aggregated 150,567 shares of restricted stock issued with a weighted average grant date fair value of $6.56 per share.
The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

provides the weighted average assumptions used in determining the fair value of the non-performance based SARs awards granted during the six-month period ended June 30, 2012:

Six Months Ended
June 30, 2012
Risk-free interest rate	0.31%
Expected life (in years)	3.5 years
Expected volatility	57.62%
Dividend yield	—%
The Company did not issue any SARs during the six months ended June 30, 2011.
The Company recognized $0.6 million and $0.5 million of stock-based compensation expense for the three-month periods ended June 30, 2012 and 2011, respectively, and $1.0 million and $1.3 million for the six-month periods ended 2012 and 2011, respectively.
10.    INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position and the existence of a deferred tax liability related to indefinite lived intangibles, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Provision (benefit) for income tax	$63	$185	$145	$(694)
Effective income tax rate	(19.0)%	(16.9)%	(26.3)%	27.4%
Income tax expense for the six-month period ended June 30, 2012 was primarily due to state taxes. The income tax benefit for the six-month period ended June 30, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years, partially offset by state taxes and tax expense associated with the tax amortization of indefinite lived intangibles.
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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Sales Services	Marketing Services	Product Commercialization Services	Consolidated
Three months ended June 30, 2012:
Revenue	$20,149	$2,802	$4,858	$27,809
Operating (loss) income	$(560)	$(744)	$988	$(316)
Capital expenditures	$435	$3	$—	$438
Depreciation expense	$171	$67	$30	$268

Three months ended June 30, 2011:
Revenue	$34,585	$3,368	$684	$38,637
Operating income (loss)	$202	$(1,540)	$267	$(1,071)
Capital expenditures	$111	$10	$—	$121
Depreciation expense	$371	$87	$—	$458

Six months ended June 30, 2012:
Revenue	$43,518	$5,865	$10,103	$59,486
Operating (loss) income	$(1,130)	$(1,211)	$1,804	$(537)
Capital expenditures	$440	$8	$—	$448
Depreciation expense	$373	$135	$36	$544

Six months ended June 30, 2011:
Revenue	$76,940	$5,315	$684	$82,939
Operating income (loss)	$1,714	$(4,441)	$267	$(2,460)
Capital expenditures	$119	$130	$—	$249
Depreciation expense	$738	$182	$—	$920

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
The table below presents the significant components of Pharmakon's and TVG’s results included in Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue, net	$—	$1,989	$—	$3,788
(Loss) income from discontinued operations, before income tax	(44)	391	(11)	220
Provision (benefit) for income tax	1	4	3	(173)
(Loss) income from discontinued operations, net of tax	$(45)	$387	$(14)	$393

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for TVG and Pharmakon as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Current assets	$130	$1,013
Non-current assets	475	625
Total assets	$605	$1,638
Current liabilities	$567	$1,865
Non-current liabilities	1,256	1,526
Total liabilities	$1,823	$3,391

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

Our business depends in large part on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced promotional services.  In recent years, this demand has been impacted by certain industry-wide factors affecting pharmaceutical, biotechnology and healthcare companies, including, among other things, pressures on pricing and access, successful challenges to intellectual property rights (including the introduction of competitive generic products), a strict regulatory environment, decreased pipeline productivity and a slow-down in the rate of approval of new products by the United States Food and Drug Administration (FDA).  Additionally, a number of pharmaceutical companies have made changes to their commercial models by reducing the internal number of sales representatives.  A significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore benefited from cost control measures implemented by these companies and their resultant increased reliance on outsourced promotional services.  However, we are also experiencing fluctuations in revenue due to certain clients renewing with a smaller salesforce and the expiration of certain other contracts due to the timing of new business and the variable nature of our business. We believe that we will continue to experience a high degree of customer concentration and this trend may continue as a result of the continuing consolidation within the pharmaceutical industry.

On December 29, 2011, we entered into an agreement to sell certain assets of our Pharmakon business unit to Informed in exchange for potential future royalty payments with a fair value of $0.4 million and a 1% ownership interest in Informed valued at $0.1 million. Net of the aforementioned consideration, we recorded a charge of approximately $7.5 million. See Note 12, Discontinued Operations, to the unaudited consolidated financial statements included in this Form 10-Q for additional details.

On August 1, 2011, we announced the formation of our new business unit, Interpace BioPharma. Interpace BioPharma provides pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. This unit currently has one contract, the revenue and expenses of which are included in the Product Commercialization Services segment.

On March 3, 2011, we announced the launch of a new business unit within our Sales Services segment, EngageCE. EngageCE provides clinical educator services to our customers. The goal of clinical educators is to work with healthcare providers in the management of chronic diseases in order to optimize patient care and outcomes. We have seen a growing demand for these types of services within our customers and we believe that the clinical educator services provided via EngageCE will complement traditional sales force efforts and enhance our offerings. EngageCE operates autonomously from the other business units in the Sales Service segment.

On November 3, 2010, we acquired 100% of the membership interest in Group DCA, a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. Based in Parsippany, New Jersey, Group DCA leverages the strength of the Internet, multimedia, tablet PCs, iPads, mobile devices, dimensional direct mail and its proprietary software, DIAGRAM™, to deliver non-personal selling solutions via interactive communications exchanges that

PDI, Inc.

accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows customers the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of PDI’s traditional outsourced promotional services and Group DCA's online interactive engagements, HCP communications, Sales Rep digital selling tools, patient education, and other digital communications, we expect to be even better positioned to offer customers increased insight and greater engagement, resulting in integrated information and more impactful messages being delivered to healthcare providers across multiple communication channels.

We paid cash (net) of approximately $23.9 million for Group DCA, of which $1.3 million was placed in escrow. The escrow amount of $1.3 million was paid out during the quarter ended June 30, 2012. The purchase agreement also provided for the former members of Group DCA to earn up to an additional $30.0 million from the date of acquisition through December 31, 2012.  These payouts were to be based on Group DCA’s achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for payments related to the periods ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buyout of the contingent earn-out fee. Under the amendment, we will pay $3.4 million to buyout the contingent earn-out fee under the purchase agreement in 2012, of which $1.5 million was paid during the quarter ended June 30, 2012. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth in our Sales Services, Marketing Services and Product Commercialization Services businesses. These businesses provide our customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships.  In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers’ product portfolios and therefore we expect the market share penetration of outsourced sales organizations to increase in order to address these needs.  We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the leading outsourced promotional services organization in the United States. We believe our focus has led to the significant level of new business we experienced in 2011 and the level of signings announced to date in 2012. In addition, we continue to diligently evaluate the risks and rewards of opportunities within our PC Services segment as they arise, while enhancing future value-added service offerings, as well as continue to evaluate acquisitions that will enhance our current service offerings and provide new business opportunities.

DESCRIPTION OF REPORTING SEGMENTS
For the quarter ended June 30, 2012, our three reporting segments were as follows:

•	Sales Services, which is comprised of the following business units:

•	Dedicated Sales Teams;

•	Established Relationship Teams (formerly known as Shared Sales Teams); and

•	EngageCE.

•	Marketing Services, which is comprised of the following business units:

•	Group DCA; and

•	Voice.

•	Product Commercialization Services (PC Services) which is comprised of the following business unit:

•	Interpace BioPharma.
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

PDI, Inc.

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
Marketing Services
Our Marketing Services reporting segment is comprised of our Group DCA and Voice business units. Our Group DCA business unit enters into agreements and performs services with our major clients that typically have a term of one to three years.  These agreements may include standard representations and warranties, as well as confidentiality and indemnification obligations, and are generally terminable by the customer or us, without cause or prior written notice, for any reason.  If terminated, the customer is responsible for work completed to date, plus the cost of any nonrefundable commitments we made on their behalf. There is significant customer concentration within our Group DCA business unit.

Our Voice business unit enters into contracts and performs services with our clients that generally take the form of master service agreements and typically have a term of three months to one year.
PC Services
Our PC Services reporting segment currently consists of our Interpace BioPharma business unit. In August 2011, Interpace BioPharma announced its first contract, a two and one-half year fee-for-service arrangement with a pharmaceutical company. This contract includes standard representations and warranties, as well as mutual confidentiality and indemnification obligations for our protection, and is terminable by the customer without cause upon 180 days prior written notice after the first anniversary of the contract effective date. If the contract is terminated by the customer without cause, breakup fees apply. The total compensation provided by the breakup fee will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination. During the period ended June 30, 2012, one customer accounted for all of the revenue in our PC Services segment.

This contract also includes exclusivity provisions limiting our ability to promote competing products during the contract service period unless consent has been provided by the customer, and may also require the personnel we utilize to be dedicated exclusively to promoting the customer’s product for the term of the contract. This contract also includes incentive payments that can be earned if our promotional activities generate results that meet or exceed agreed-upon performance targets.

PDI, Inc.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	76.4%	79.5%	76.6%	80.6%
Gross profit	23.6%	20.5%	23.4%	19.4%

Compensation expense	14.6%	14.8%	14.5%	13.2%
Other selling, general and administrative expenses	10.1%	8.5%	9.8%	9.1%
Total operating expenses	24.8%	23.3%	24.3%	22.4%
Operating loss	(1.2)%	(2.8)%	(0.9)%	(3.0)%

Other expense, net	(0.1)%	(0.1)%	—%	(0.1)%
Loss from continuing operations before income tax	(1.2)%	(2.8)%	(0.9)%	(3.1)%
Provision (benefit) for income tax	0.2%	0.5%	0.2%	(0.8)%
Loss from continuing operations	(1.4)%	(3.3)%	(1.2)%	(2.2)%

Results of Continuing Operations for the Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011
Overview
We operate in three business segments: Sales Services; Marketing Services; and PC Services. While our quarter to quarter results can be impacted by the start or completion/termination of contracts we believe that long term trends in the pharmaceutical industry will result in a higher level of outsourcing of the types of services we provide.

Revenue, net (in thousands)	Three Months Ended
	June 30,
	2012	2011	Change ($)	Change (%)
Sales Services	$20,149	$34,585	$(14,436)	(41.7)%
Marketing Services	2,802	3,368	(566)	(16.8)%
PC Services	4,858	684	4,174	NM
Total	$27,809	$38,637	$(10,828)	(28.0)%
Consolidated revenue, net (revenue) for the quarter ended June 30, 2012 decreased by $10.8 million, or 28.0%, to $27.8 million, compared to the quarter ended June 30, 2011. This decrease was attributable to a full quarter of revenue in our PC Services segment being more than offset by the expiration or non-renewal of contracts in our Sales Services segment.
Revenue in our Sales Services segment for the quarter ended June 30, 2012 decreased by $14.4 million, or 41.7%, to $20.1 million, compared to the quarter ended June 30, 2011. The decrease in Sales Services revenue was primarily due to certain clients renewing with a smaller salesforce and the expiration of certain other contracts totaling approximately $12.6 million partially offset by the launch of several new smaller contracts.

PDI, Inc.

Revenue in our Marketing Services segment for the quarter ended June 30, 2012 decreased $0.6 million, or 16.8%, to $2.8 million, compared to the quarter ended June 30, 2011.  The decrease was primarily due to a decrease at Group DCA of $0.5 million.
Revenue in our PC Services segment for the quarter ended June 30, 2012 of $4.9 million is related to our fee for service arrangement in our Interpace BioPharma business unit. Revenue in the PC Services segment for the quarter ended June 30, 2011 of $0.7 million was related to the operational support services under our then new fee for service arrangement.

Cost of services (in thousands)	Three Months Ended
	June 30,
	2012	2011	Change ($)	Change (%)
Sales Services	$16,121	$28,223	$(12,102)	(42.9)%
Marketing Services	1,767	2,082	(315)	(15.1)%
PC Services	3,351	400	2,951	NM
Total	$21,239	$30,705	$(9,466)	(30.8)%

Consolidated cost of services for the quarter ended June 30, 2012 decreased by $9.5 million, or 30.8%, to $21.2 million, compared to the quarter ended June 30, 2011. This decrease was primarily due to the reduction of contracts within our Sales Services segment, partially offset by of a full quarter of costs related to the fee for service arrangement in our PC Services segment.
Cost of services in our Sales Services segment for the quarter ended June 30, 2012 decreased by $12.1 million, or 42.9%, to $16.1 million, compared to the quarter ended June 30, 2011. This decrease was directly attributable to the decrease in revenue discussed above.
Cost of services in our Marketing Services segment for the quarter ended June 30, 2012 decreased by $0.3 million, or 15.1%, to $1.8 million, compared to the quarter ended June 30, 2011. The decrease was attributable to our emphasis on cost savings initiatives as we right-sized the structure of our Group DCA business unit throughout 2011 and during the first six months of 2012.
Cost of services in our PC Services segment for the quarter ended June 30, 2012 was $3.4 million and is related to our fee for service arrangement in our Interpace BioPharma business unit. Cost of services in the PC Services segment for the quarter ended June 30, 2011 of $0.4 million was related to the start-up of our product commercialization activities.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$4,028	20.0%	$1,035	36.9%	$1,507	31.0%	$6,570	23.6%
2011	6,362	18.4%	1,286	38.2%	284	41.5%	7,932	20.5%
Change	$(2,334)		$(251)		$1,223		$(1,362)

Consolidated gross profit for the quarter ended June 30, 2012 decreased by $1.4 million, or 17.2%, to $6.6 million, compared to the quarter ended June 30, 2011. The change in consolidated gross profit was primarily attributable to the increase in revenue in our PC Services segment being more than offset by the decline in revenue within our Sales Services segment.
The gross profit percentage in our Sales Services segment for the quarter ended June 30, 2012 increased to 20.0%, from 18.4% in the quarter ended June 30, 2011. The increase was primarily attributable to improved margins within our Dedicated Sales Team business unit as a result of exceeding certain incentive targets on one of our larger programs.
The gross profit percentage in our Marketing Services segment for the quarter ended June 30, 2012 decreased to 36.9%, from 38.2% in the quarter ended June 30, 2011. The gross profit percentage was comparable in both periods.
Gross profit in our PC Services segment for the quarter ended June 30, 2012 was approximately $1.5 million, related to our fee for service arrangement in our Interpace BioPharma business unit.  Gross profit in the PC Services segment for the quarter ended June 30, 2011 was $0.3 million, reflecting the start-up of our product commercialization activities.

PDI, Inc.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$3,018	15.0%	$763	27.2%	$288	5.9%	$4,069	14.6%
2011	3,828	11.1%	1,865	55.4%	9	1.3%	5,702	14.8%
Change	$(810)		$(1,102)		$279		$(1,633)

Consolidated compensation expense for the quarter ended June 30, 2012 decreased by $1.6 million, to $4.1 million, as compared to the quarter ended June 30, 2011. The decrease was primarily attributable to a decrease of $1.1 million at Group DCA resulting from the right-sizing of the business throughout 2011 and into 2012. As a percentage of consolidated revenue, consolidated compensation expense decreased to 14.6% for the quarter ended June 30, 2012, from 14.8% for the quarter ended June 30, 2011.
Compensation expense in our Sales Services segment for the quarter ended June 30, 2012 decreased by $0.8 million, to $3.0 million, compared to the quarter ended June 30, 2011.  This decrease was primarily attributable to a $0.3 million decrease in salary and bonus expense as well as a decrease in allocated corporate costs. As a percentage of segment revenue, compensation expense increased 3.9%, to 15.0% for the quarter ended June 30, 2012, from 11.1% for the quarter ended June 30, 2011, primarily due to the decrease in Sales Services segment revenue.
Compensation expense in our Marketing Services segment for the quarter ended June 30, 2012 decreased by $1.1 million, to $0.8 million, compared to the quarter ended June 30, 2011. This decrease was primarily from right-sizing the business of Group DCA throughout 2011 and into 2012, including a decrease in executive compensation costs.   As a percentage of segment revenue, compensation expense decreased 28.1%, to 27.2% for the quarter ended June 30, 2012, from 55.4% for the quarter ended June 30, 2011. The decrease in segment compensation expense as a percent of segment revenue was a result of the decrease in total compensation expense at Group DCA.
Compensation expense in our PC Services segment for the quarter ended June 30, 2012 of $0.3 million is attributable to the allocation of corporate support costs. Compensation expense for the quarter ended June 30, 2011 represents the allocated cost of corporate support activities during that period.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$1,570	7.8%	$1,016	36.3%	$231	4.8%	$2,817	10.1%
2011	2,332	6.7%	961	28.5%	8	1.2%	3,301	8.5%
Change	$(762)		$55		$223		$(484)

Consolidated other selling, general and administrative expenses for the quarter ended June 30, 2012 decreased by $0.5 million, to $2.8 million, compared to the quarter ended June 30, 2011. The decrease was driven by a $0.5 million decline in professional services (i.e. consulting, audit, legal services) from our continued focus on cost savings. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses increased to 10.1% for the quarter ended June 30, 2012, from 8.5% in the quarter ended June 30, 2011, due to the decrease in consolidated revenue.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended June 30, 2012 decreased by $0.8 million, to $1.6 million, compared to the quarter ended June 30, 2011, primarily due to the decrease in allocated corporate costs. As a percentage of segment revenue, other selling, general and administrative expenses increased 1.1%, to 7.8% for the quarter ended June 30, 2012, from 6.7% in the quarter ended June 30, 2011. This increase was attributable to the decrease in revenue during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended June 30, 2012 decreased by $0.1 million compared to the quarter ended June 30, 2011, primarily due to a decrease in information technology expenses at Group DCA. Other selling, general and administrative expenses as a percentage of revenue decreased 7.8%, to 36.3% for the quarter ended June 30, 2012, from 28.5% in the quarter ended June 30, 2011 due to Group DCA's decrease in revenue.
Other selling, general and administrative expense in our PC Services segment for the quarter ended June 30, 2012 of $0.2 million is attributable to allocating the cost of corporate support activities. Other selling, general and administrative expense for the quarter ended June 30, 2011 represents the allocated cost of corporate support activities during that period.

PDI, Inc.

Operating loss
We had operating losses of $0.3 million and $1.1 million for the quarters ended June 30, 2012 and 2011, respectively.  The decrease in operating loss was primarily due to a full quarter of operating income in our PC Services segment and improvement in our Group DCA business unit being offset by the lower level of business in our Sales Services segment.
Provision for income tax
We had income tax expense of approximately $0.1 million for the quarter ended June 30, 2012, compared to an income tax benefit of $0.2 million for the quarter ended June 30, 2011. Income tax expense for the quarters ended June 30, 2012 and June 30, 2011 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.
Results of Continuing Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue, net (in thousands)	Six Months Ended
	June 30,
	2012	2011	Change ($)	Change (%)
Sales Services	$43,518	$76,940	$(33,422)	(43.4)%
Marketing Services	5,865	5,315	550	10.3%
PC Services	10,103	684	9,419	NM
Total	$59,486	$82,939	$(23,453)	(28.3)%
Consolidated revenue for the six months ended June 30, 2012 decreased by $23.5 million, or 28.3%, to $59.5 million, compared to the six months ended June 30, 2011. This decrease was attributable to the new contract in our PC Services segment and the increase in revenue in our Group DCA business unit being more than offset by the expiration or non-renewal of contracts in our Sales Services segment.
Revenue in our Sales Services segment for the six months ended June 30, 2012 decreased by $33.4 million, or 43.4%, to $43.5 million, compared to the six months ended June 30, 2011. The decrease in Sales Services revenue was primarily due to certain clients renewing with a smaller salesforce and the expiration of certain other contracts totaling approximately $29.4 million partially offset by the launch of several new smaller contracts.
Revenue in our Marketing Services segment for the six months ended June 30, 2012 increased by $0.6 million, or 10.3%, to $5.9 million, compared to the six months ended June 30, 2011.  This increase was primarily attributable to the increase in revenue in our Group DCA business unit compared to the six months ended June 30, 2011.
Revenue in our PC Services segment for the six months ended June 30, 2012 of $10.1 million is related to our fee for service arrangement in our Interpace BioPharma business unit. Revenue in the PC Services segment for the six months ended June 30, 2011 of $0.7 million reflects the start-up of our product commercialization activities during that period.

Cost of services (in thousands)	Six Months Ended
	June 30,
	2012	2011	Change ($)	Change (%)
Sales Services	$34,537	$61,801	$(27,264)	(44.1)%
Marketing Services	3,595	4,643	(1,048)	(22.6)%
PC Services	7,418	400	7,018	NM
Total	$45,550	$66,844	$(21,294)	(31.9)%

Consolidated cost of services for the six months ended June 30, 2012 decreased by $21.3 million, or 31.9%, to $45.6 million, compared to the six months ended June 30, 2011. This decrease was primarily due to the reduction of contracts within our Sales Services segment, partially offset by the fee for service arrangement in our PC Services segment.
Cost of services in our Sales Services segment for the six months ended June 30, 2012 decreased by $27.3 million, or 44.1%, to $34.5 million, compared to the six months ended June 30, 2011. This decrease was directly attributable to the decrease in revenue discussed above.

PDI, Inc.

Cost of services in our Marketing Services segment for the six months ended June 30, 2012 decreased by $1.0 million, or 22.6%, to $3.6 million, compared to the six months ended June 30, 2011. The decrease was attributable to our emphasis on cost savings initiatives as we right-sized the structure of our Group DCA business unit throughout 2011 and during the first six months of 2012.
Cost of services in our PC Services segment for the six months ended June 30, 2012 was $7.4 million and is related to our fee for service arrangement in our Interpace BioPharma business unit. Cost of services in the PC Services segment of $0.4 million for the six months ended June 30, 2011 reflects the start-up of our product commercialization activities during that period.

Gross profit (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$8,981	20.6%	$2,270	38.7%	$2,685	26.6%	$13,936	23.4%
2011	15,139	19.7%	672	12.6%	284	41.5%	16,095	19.4%
Change	$(6,158)		$1,598		$2,401		$(2,159)

Consolidated gross profit for the six months ended June 30, 2012 decreased by $2.2 million, or 13.4%, to $13.9 million, compared to the six months ended June 30, 2011. The change in consolidated gross profit was primarily attributable to the increase in revenue in our Group DCA and Interpace BioPharma business units being more than offset by the decline in revenue within our Sales Services segment.
The gross profit percentage in our Sales Services segment for the six months ended June 30, 2012 increased to 20.6%, from 19.7% in the six months ended June 30, 2011. The increase was primarily attributable to improved margins within our Dedicated Sales Team business unit on certain contracts and exceeding certain incentive targets on one of our larger programs.
The gross profit percentage in our Marketing Services segment for the six months ended June 30, 2012 increased to 38.7%, from 12.6% in the six months ended June 30, 2011. This increase was primarily attributable to the increase in Group DCA revenue and Group DCA's realizing more normalized margins in six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The significant impact of acquisition accounting on Group DCA's deferred revenue, had a direct effect on the business unit's revenue, and therefore gross profit, in the six months ended June 30, 2011.
Gross profit in our PC Services segment for the six months ended June 30, 2012 was $2.7 million and is related to our fee for service arrangement in our Interpace BioPharma business unit. Gross profit of $0.3 million in the PC Services segment for the six months ended June 30, 2011 reflects the start-up of our product commercialization activities during that period.

Compensation expense (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$6,620	15.2%	$1,554	26.5%	$477	4.7%	$8,651	14.5%
2011	8,063	10.5%	2,907	54.7%	9	1.3%	10,979	13.2%
Change	$(1,443)		$(1,353)		$468		$(2,328)

Consolidated compensation expense for the six months ended June 30, 2012 decreased by $2.3 million, to $8.7 million, as compared to the six months ended June 30, 2011. The decrease was primarily attributable to the decrease at Group DCA of $1.4 million from right-sizing the business throughout 2011 and decreases in corporate salary and bonus expense of $0.3 million and stock compensation costs of $0.2 million. As a percentage of consolidated revenue, consolidated compensation expense increased to 14.5% for the six months ended June 30, 2012, from 13.2% for the six months ended June 30, 2011, primarily due to the decrease in consolidated revenue.
Compensation expense in our Sales Services segment for the six months ended June 30, 2012 decreased by $1.4 million, to $6.6 million, as compared to the six months ended June 30, 2011.  This decrease was primarily attributable to a decrease in allocated corporate costs, as well as a decrease in compensation expense of $0.3 million. As a percentage of segment revenue, compensation expense increased 4.7%, to 15.2% for the six months ended June 30, 2012, from 10.5% for the six months ended June 30, 2011, primarily due to the decrease in Sales Services segment revenue.

PDI, Inc.

Compensation expense in our Marketing Services segment for the six months ended June 30, 2012 decreased by $1.4 million, to $1.6 million, compared to the six months ended June 30, 2011. This decrease was primarily due to the decrease from right-sizing the Group DCA business throughout 2011, including a decrease in executive compensation costs.   As a percentage of segment revenue, compensation expense decreased 28.2%, to 26.5% for the six months ended June 30, 2012, from 54.7% for the six months ended June 30, 2011. The decrease in segment compensation expense as a percent of segment revenue was a result of the increase in revenue at Group DCA, while Group DCA's compensation expense decreased from right-sizing the business.
Compensation expense in our PC Services segment for the six months ended June 30, 2012 of $0.5 million is attributable to the allocation of corporate support costs. Compensation expense for the six months ended June 30, 2011 represents the allocated cost of corporate support activities during that period.

Other selling, general and administrative expenses (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$3,491	8.0%	$1,927	32.9%	$404	4.0%	$5,822	9.8%
2011	5,362	7.0%	2,206	41.5%	8	1.2%	7,576	9.1%
Change	$(1,871)		$(279)		$396		$(1,754)

Consolidated other selling, general and administrative expenses for the six months ended June 30, 2012 decreased by $1.8 million, to $5.8 million, compared to the six months ended June 30, 2011. The decrease was primarily driven by our continued focus on cost savings, in particular; a $1.2 million decrease in professional services (i.e. consulting, audit, legal services); and $0.4 million decrease in information technology costs. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses increased to 9.8% for the six months ended June 30, 2012, from 9.1% in the six months ended June 30, 2011, due to the decrease in consolidated revenue.
Other selling, general and administrative expenses in our Sales Services segment for the six months ended June 30, 2012 decreased by $1.9 million, to $3.5 million, compared to the six months ended June 30, 2011, primarily due to the decrease in allocated professional services and information technology costs mentioned above. As a percentage of segment revenue, other selling, general and administrative expenses increased 1%, to 8.0% for the six months ended June 30, 2012, from 7.0% in the six months ended June 30, 2011. This increase was attributable to the decrease in revenue during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.
Other selling, general and administrative expenses in our Marketing Services segment for the six months ended June 30, 2012 decreased by $0.3 million compared to the six months ended June 30, 2011, primarily due to a decrease in information technology expenses at Group DCA. Other selling, general and administrative expenses as a percentage of revenue decreased 8.6%, to 32.9% for the six months ended June 30, 2012, from 41.5% in the six months ended June 30, 2011 due to Group DCA's increase in revenue.
Other selling, general and administrative expense in our PC Services segment for the six months ended June 30, 2012 of $0.4 million is attributable to the allocation of corporate support activities. Other selling, general and administrative expense for the six months ended June 30, 2011 represents the allocated costs of corporate support activities during that period.
Operating loss
We had operating losses of $0.5 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease in operating loss was primarily due to the operating income of our PC Services segment and improvement in our Group DCA business unit being more than offset by the lower level of business in our Sales Services segment.
Provision for income tax
We had income tax expense of approximately $0.1 million for the six months ended June 30, 2012, compared to an income tax benefit of $0.7 million for the six months ended June 30, 2011. Income tax expense for the six months ended June 30, 2012 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions. The income tax benefit for the six months ended June 30, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years, partially offset by state taxes and tax expense associated with the tax amortization of indefinite lived intangibles.

PDI, Inc.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2012, we had cash and cash equivalents and short-term investments of approximately $57.0 million and working capital of $34.5 million, compared to cash and cash equivalents and short-term investments of approximately $64.5 million and working capital of approximately $34.3 million at December 31, 2011.  As of June 30, 2012, we had no commercial debt.
For the six-month period ended June 30, 2012, net cash used in operating activities was $6.8 million, compared to $1.6 million of net cash provided by operating activities for the six-month period ended June 30, 2011.  The main components of cash used in operating activities during the six-month period ended June 30, 2012 were a decrease in accrued expenses of $5.1 million as well as a decrease in accrued salaries and bonus of $2.6 million. The decrease in accrued expenses was primarily driven by payments of severance and close-out costs associated with the sale of our Pharmakon business unit in December 2011, the right-sizing of the Group DCA business unit and a scheduled $1.5 million payment to buyout the contingent earn-out fee under the Group DCA purchase agreement. Partially offsetting these uses of cash were a $1.0 million decrease in other long-term assets and a decrease in accounts receivable of $0.7 million. Accounts receivable would have decreased further had it not been for a delay in the timing of the receipt of certain trade receivables as of June 30, 2012. The main components of cash provided by operating activities during the six-month period ended June 30, 2011 were the decrease in accounts receivable and unbilled receivables of $6.3 million and $1.4 million, respectively, and an increase in unearned contract revenue of $1.8 million, partially offset by a decrease in other accrued expenses of $6.9 million and long-term liabilities of $2.2 million.
As of June 30, 2012 and December 31, 2011, we had $2.2 million and $2.6 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of June 30, 2012 and December 31, 2011, we had $16.4 million and $15.9 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the six-month period ended June 30, 2012, we had net cash used in investing activities of $0.4 million compared to $0.1 million of cash used in investing activities during the six-month period ended June 30, 2011. All capital expenditures were funded out of available cash.  For the six-month periods ended June 30, 2012 and June 30, 2011, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.
Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the six-month period ended June 30, 2012, we had four customers that accounted for approximately 29.5%, 17.0%, 15.5% and 14.6% of our service revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or significant reduction of business from any of our significant customers, or a decrease in demand for our services, could have a material adverse effect on our financial condition and results of operations.  In addition, our Shared Sales business unit's services to our second largest customer are seasonal in nature, occurring primarily in the winter season.
Under the terms of our current 2½ year Product Commercialization segment contract signed in mid 2011, our customer, which accounted for 17% of consolidated revenue for the six month period ended June 30, 2012, has the right to internalize various activities at different times over the life of the contract. Due to the success of the program to date and to allow our customer to begin their long-term plan of building their own capabilities in the United States, this customer recently advised us that they wish to internalize selected commercialization activities as of October 1, 2012 and at the same time, extend other activities 6 months past the current December 31, 2013 contract expiration date to June 30, 2014. We anticipate that a modified and extended contract will be executed by October 1 resulting in an estimated net overall reduction to the current $55 million contract of approximately 10% to 15%.
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

PDI, Inc.

Item 5. Other Information

At the Company's Annual Meeting of Stockholders held on June 5, 2012, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation reducing the number of authorized shares of capital stock from 100,000,000 to 40,000,000. A Certificate of Amendment to the Company's Certificate of Incorporation has been filed with the Secretary of State of the State of Delaware, a copy of which is furnished herewith as Exhibit 3.1.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of PDI, Inc., as filed with the Secretary of State of the State of Delaware on July 31, 2012.

18.1	Preferability letter from BDO USA, LLP regarding a change in accounting principle dated August 14, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2012	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer