Form 10-Q
period 2012-09-30
PDI INC
filed 2012-11-06
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 4, 2012
Common stock, $0.01 par value	14,944,467

PDI, Inc.
Form 10-Q for Period Ended September 30, 2012
TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three- and nine-month periods ended September 30, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011 (unaudited)	5

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$60,529	$64,337
Short-term investments	90	127
Accounts receivable, net	8,265	9,633
Unbilled costs and accrued profits on contracts in progress	985	2,593
Other current assets	5,589	3,670
Total current assets	75,458	80,360
Property and equipment, net	2,199	2,484
Goodwill	18,908	18,908
Other intangible assets, net	6,632	7,309
Other long-term assets	2,882	4,318
Total assets	$106,079	$113,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,154	$4,139
Unearned contract revenue	16,250	15,882
Accrued salary and bonus	7,020	8,283
Other accrued expenses	13,926	17,774
Total current liabilities	40,350	46,078
Long-term liabilities	6,544	7,778
Total liabilities	46,894	53,856

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 and 100,000,000 shares authorized, respectively;
16,037,627 and 15,820,373 shares issued, respectively;
14,944,467 and 14,744,924 shares outstanding, respectively	160	158
Additional paid-in capital	128,238	126,720
Accumulated deficit	(55,462)	(53,731)
Accumulated other comprehensive income	10	12
Treasury stock, at cost (1,093,160 and 1,075,449 shares, respectively)	(13,761)	(13,636)
Total stockholders' equity	59,185	59,523
Total liabilities and stockholders' equity	$106,079	$113,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue, net	$31,781	$36,069	$91,267	$119,008
Cost of services	25,842	28,394	71,392	95,238
Gross profit	5,939	7,675	19,875	23,770

Compensation expense	4,075	4,171	12,726	15,150
Other selling, general and administrative expenses	2,620	3,309	8,442	10,885
Total operating expenses	6,695	7,480	21,168	26,035
Operating (loss) income	(756)	195	(1,293)	(2,265)
Other expense, net	—	(48)	(15)	(122)
(Loss) income from continuing operations before income tax	(756)	147	(1,308)	(2,387)
Provision (benefit) for income tax	74	183	219	(512)
Loss from continuing operations	(830)	(36)	(1,527)	(1,875)
(Loss) income from discontinued operations, net of tax	(189)	(166)	(204)	227
Net loss	$(1,019)	$(202)	$(1,731)	$(1,648)

Other comprehensive (loss) income
Unrealized holding (loss) gain on available-for-sale securities, net	(1)	2	(2)	4

Comprehensive loss	$(1,020)	$(200)	$(1,733)	$(1,644)

Basic and diluted (loss) income per share of common stock from:
Continuing operations	$(0.06)	$—	$(0.10)	$(0.13)
Discontinued operations	(0.01)	(0.01)	(0.02)	0.02
Net loss per basic and diluted share of common stock	$(0.07)	$(0.01)	$(0.12)	$(0.11)

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,609	14,479	14,580	14,417
Diluted	14,609	14,479	14,580	14,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(1,731)	$(1,648)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,490	2,352
Contingent consideration and realignment accrual accretion	106	257
Reversal of contingent accrual accretion	—	(191)
Provision for bad debt	—	11
Stock-based compensation	1,520	1,683
Other changes in assets and liabilities:
Decrease in accounts receivable	1,368	260
Decrease in unbilled costs	1,608	425
Increase in other current assets	(477)	(534)
Decrease (increase) in other long-term assets	(6)	717
Decrease in accounts payable	(985)	(875)
Increase in unearned contract revenue	368	7,966
Decrease in accrued salaries and bonus	(1,263)	(1,211)
Decrease in other accrued expenses	(3,813)	(4,037)
Decrease in long-term liabilities	(1,340)	(2,090)
Net cash (used in) provided by operating activities	(3,155)	3,085

Cash Flows From Investing Activities
Purchase of property and equipment	(528)	(334)
Net cash used in investing activities	(528)	(334)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(125)	(11)
Net cash used in financing activities	(125)	(11)

Net (decrease) increase in cash and cash equivalents	(3,808)	2,740
Cash and cash equivalents – beginning	64,337	62,711
Cash and cash equivalents – ending	$60,529	$65,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (SEC).  The interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2012 and 2011 is as follows:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic weighted average number of common shares	14,609	14,479	14,580	14,417
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted average number of common shares	14,609	14,479	14,580	14,417
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three and Nine Months Ended
	September 30,
	2012	2011
Options	76	113
Stock-settled stock appreciation rights (SARs)	574	357
Restricted stock/units	632	608
Performance contingent SARs	280	280
	1,562	1,358
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, and indefinite lived intangible assets and our consolidated financial results. At September 30, 2012, no indicators of impairment were identified.
Long-Lived Assets
The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not identify any events or changes in circumstances that indicated that the carrying value of such assets may not be recoverable during the nine-month period ended September 30, 2012.
Cost of Services - Initial Direct Program Costs
Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting and

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

hiring and certain other direct incremental costs, excluding pass through costs that are billed to customers. Through March 31, 2012, the Company expensed these initial direct program costs as incurred, as these amounts were not material to the operating results of the Company.  As a result of the Company's recent contract signings and plans to enter into larger contracts in the future, requiring more material initial direct program costs, commencing April 1, 2012, the Company changed its policy for the recognition of such initial direct program costs. These costs are now being deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the contract. This change in accounting was not applied retrospectively because the effect on prior periods was immaterial.
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
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of September 30, 2012 and December 31, 2011, the carrying value of available-for-sale securities was approximately $90,000 and $127,000, respectively, and is included in short-term investments.  Available-for-sale securities at September 30, 2012 and December 31, 2011 consisted of approximately $42,000 and $65,000, respectively, in mutual funds, and approximately $48,000 and $62,000, respectively, in money market accounts.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $2.9 million as of September 30, 2012 and $3.1 million at December 31, 2011, as collateral for its existing insurance policies and facility leases.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

At September 30, 2012 and December 31, 2011, held-to-maturity investments included the following:

		Maturing			Maturing
	September 30, 2012	within 1 year	after 1 year through 3 years	December 31, 2011	within 1 year	after 1 year through 3 years
Cash/money accounts	$52	$52	$—	$111	$111	$—
US Treasury securities	3,537	2,128	1,409	4,293	1,323	2,970
Government agency securities	1,277	436	841	871	—	871
Total	$4,866	$2,616	$2,250	$5,275	$1,434	$3,841
At September 30, 2012 and December 31, 2011, held-to-maturity investments were recorded in the following accounts:

	September 30, 2012	December 31, 2011
Other current assets	$2,616	$1,434
Other long-term assets	2,250	3,841
Total	$4,866	$5,275

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and finite-lived intangible assets recorded as of September 30, 2012 are attributable to the 2010 acquisition of Group DCA.  As of September 30, 2012 and December 31, 2011, the carrying amount of goodwill for Group DCA was $18.9 million.
The net carrying value of the identifiable intangible assets as of September 30, 2012 and December 31, 2011 is as follows:

		As of September 30, 2012			As of December 31, 2011
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Group DCA:
Technology	6	$4,097	$1,309	$2,788	$4,097	$797	$3,300
Healthcare professional database	10	2,203	422	1,781	2,203	257	1,946
Corporate tradename	NA	2,063	—	2,063	2,063	—	2,063
Total		$8,363	$1,731	$6,632	$8,363	$1,054	$7,309
Amortization expense was $0.2 million for both the three-month periods ended September 30, 2012 and 2011 and $0.7 million for both the nine-month periods ended September 30, 2012 and 2011. Estimated amortization expense for the current and next four years is as follows:

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
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2011 to September 30, 2012, of which approximately $1.4 million is included in other accrued expenses and $1.7 million is included in long-term liabilities as of September 30, 2012. The Company recognizes accretion expense in Other expense, net in the Condensed Consolidated Statement of Operations.

	Sales Services	Marketing Services	Total
Balance as of December 31, 2011	$3,417	$1,072	$4,489
Accretion	84	22	106
Adjustments	—	(68)	(68)
Payments	(1,126)	(345)	(1,471)
Balance as of September 30, 2012	$2,375	$681	$3,056

6.	FAIR VALUE MEASUREMENTS

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

	As of September 30, 2012		Fair Value Measurements
	Carrying	Fair	as of September 30, 2012
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$18,698	$18,698	$18,698	$—	$—
Money Market Funds	41,831	41,831	41,831	—	—
Total	$60,529	$60,529	$60,529	$—	$—

Marketable securities:
Money Market Funds	$48	$48	$48	$—	$—
Mutual Funds	42	42	42	—	—
U.S. Treasury securities	3,537	3,537	3,537	—	—
Government agency securities	1,277	1,277	1,277	—	—
Total	$4,904	$4,904	$4,904	$—	$—

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of September 30, 2012, the Company did not have any marketable securities in less active markets (level 2) or (level 3).

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Letters of Credit
As of September 30, 2012, the Company had outstanding letters of credit of $2.9 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
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

The Company will record a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss is reasonably estimable. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once a matter has been disclosed that is material, or could be material to the Company, the matter is continued to be reported upon until there is finality of outcome or until it is determined that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses for legal proceedings was not material at September 30, 2012.

8.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Rent payable	$1,818	$2,070
Uncertain tax positions	2,887	2,887
Restructuring	1,697	2,679
Other	142	142
	$6,544	$7,778

9.	STOCK-BASED COMPENSATION
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
The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs awards granted during the nine-month period ended September 30, 2012:

Nine Months Ended
September 30, 2012
Risk-free interest rate	0.31%
Expected life (in years)	3.5 years
Expected volatility	57.62%
Dividend yield	—%
The Company did not issue any SARs during the nine months ended September 30, 2011.
The Company recognized $0.5 million and $0.4 million of stock-based compensation expense for the three-month periods ended September 30, 2012 and 2011, respectively, and $1.5 million and $1.7 million for the nine-month periods ended September 30, 2012 and 2011, respectively.
10.    INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position and the existence of a deferred tax liability related to indefinite lived intangibles, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Provision (benefit) for income tax	$74	$183	$219	$(512)
Effective income tax rate	(9.8)%	124.5%	(16.7)%	21.4%
Income tax expense for the nine-month period ended September 30, 2012 was primarily due to state taxes. The income tax benefit for the nine-month period ended September 30, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years, partially offset by state taxes and tax expense associated with the tax amortization of indefinite lived intangibles.
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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Sales Services	Marketing Services	Product Commercialization Services	Consolidated
Three months ended September 30, 2012:
Revenue	$25,021	$2,196	$4,564	$31,781
Operating (loss) income	$(394)	$(1,326)	$964	$(756)
Capital expenditures	$73	$7	$—	$80
Depreciation expense	$202	$60	$7	$269

Three months ended September 30, 2011:
Revenue	$29,267	$3,952	$2,850	$36,069
Operating income (loss)	$460	$(629)	$364	$195
Capital expenditures	$59	$26	$—	$85
Depreciation expense	$376	$87	$3	$466

Nine months ended September 30, 2012:
Revenue	$68,539	$8,061	$14,667	$91,267
Operating (loss) income	$(1,524)	$(2,537)	$2,768	$(1,293)
Capital expenditures	$513	$15	$—	$528
Depreciation expense	$575	$195	$43	$813

Nine months ended September 30, 2011:
Revenue	$106,207	$9,267	$3,534	$119,008
Operating income (loss)	$2,174	$(5,070)	$631	$(2,265)
Capital expenditures	$178	$156	$—	$334
Depreciation expense	$1,114	$269	$3	$1,386

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
The table below presents the significant components of Pharmakon's and TVG’s results included in (Loss) income from discontinued operations in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2012 and 2011.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue, net	$—	$1,178	$—	$4,966
(Loss) income from discontinued operations, before income tax	(188)	(165)	(200)	55
Provision (benefit) for income tax	1	1	4	(172)
(Loss) income from discontinued operations, net of tax	$(189)	$(166)	$(204)	$227
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for TVG and Pharmakon as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Current assets	$198	$1,013
Non-current assets	475	625
Total assets	$673	$1,638
Current liabilities	$508	$1,865
Non-current liabilities	1,232	1,526
Total liabilities	$1,740	$3,391

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

13.    SUBSEQUENT EVENTS

In October 2012, the Company announced a reduction in force at both its Corporate Headquarters and Group DCA locations as well as a realignment of the office space at the Group DCA facility. As a result of these actions, the Company expects to record approximately $1.0 million in severance and related charges and approximately $1.1 million in facility realignment charges in the fourth quarter of 2012. There is expected to be approximately 10,000 square feet of unused office capacity at the Group DCA location once the realignment is completed. The Company is anticipating subleasing this unused space in the second half of 2013. Approximately $1.4 million of the total charges will be recorded in the Marketing Services segment and the $0.7 million will be recorded in the Sales Services segment during the fourth quarter.

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

We paid cash (net) of approximately $23.9 million for Group DCA, of which $1.3 million was placed in escrow. The escrow amount of $1.3 million was paid out during the quarter ended June 30, 2012. The purchase agreement also provided for the former members of Group DCA to earn up to an additional $30.0 million from the date of acquisition through December 31, 2012.  These payouts were to be based on Group DCA’s achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for payments related to the periods ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buyout of the contingent earn-out fee. Under the amendment, we will pay $3.4 million to buyout the contingent earn-out fee under the purchase agreement in 2012, of which $1.5 million was paid during the quarter ended June 30, 2012 and $1.9 million will be paid in the fourth quarter of 2012. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013.

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
For the quarter ended September 30, 2012, our three reporting segments were as follows:

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
Nature of Contracts by Segment
Sales Services
Contracts within our Sales Services reporting segment consist primarily of detailing agreements and are nearly all fee-for-

PDI, Inc.

service arrangements.  The term of these contracts is typically between one and two years. On occasion, certain contracts have terms that are modestly shorter or longer due to the seasonal nature of the products or at the request of the customer. All agreements, whether or not specifically provided for by terms within the contract, may be renewed or extended upon mutual agreement of the parties. Renewed or extended contracts may include revised terms for provisions such as pricing, penalties, incentives and performance metrics.

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
PC Services
Our PC Services reporting segment currently consists of our Interpace BioPharma business unit. In August 2011, Interpace BioPharma announced its first contract, a two and one-half year fee-for-service arrangement with a pharmaceutical company. This contract includes standard representations and warranties, as well as mutual confidentiality and indemnification obligations for our protection, and is terminable by the customer without cause upon 180 days prior written notice after the first anniversary of the contract effective date. If the contract is terminated by the customer without cause, breakup fees apply. The total compensation provided by the breakup fee will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination. During the period ended September 30, 2012, one customer accounted for all of the revenue in our PC Services segment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	81.3%	78.7%	78.2%	80.0%
Gross profit	18.7%	21.3%	21.8%	20.0%

Compensation expense	12.8%	11.6%	13.9%	12.7%
Other selling, general and administrative expenses	8.2%	9.2%	9.2%	9.1%
Total operating expenses	21.1%	20.7%	23.2%	21.9%
Operating loss	(2.4)%	0.6%	(1.4)%	(1.9)%

Other expense, net	—%	(0.1)%	—%	(0.1)%
Loss from continuing operations before income tax	(2.4)%	0.4%	(1.4)%	(2.0)%
Provision (benefit) for income tax	0.2%	0.5%	0.2%	(0.4)%
Loss from continuing operations	(2.6)%	(0.1)%	(1.7)%	(1.6)%

Results of Continuing Operations for the Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011
Overview
We operate in three business segments: Sales Services; Marketing Services; and PC Services. While our quarter to quarter results can be impacted by the start or completion/termination of contracts we believe that long term trends in the pharmaceutical industry will result in a higher level of outsourcing of the types of services we provide.

Revenue, net (in thousands)	Three Months Ended
	September 30,
	2012	2011	Change ($)	Change (%)
Sales Services	$25,021	$29,267	$(4,246)	(14.5)%
Marketing Services	2,196	3,952	(1,756)	(44.4)%
PC Services	4,564	2,850	1,714	NM
Total	$31,781	$36,069	$(4,288)	(11.9)%
Consolidated revenue, net (revenue) for the quarter ended September 30, 2012 decreased by $4.3 million, or 11.9%, to $31.8 million, compared to the quarter ended September 30, 2011. This decrease was attributable to a full quarter of revenue in our PC Services segment being more than offset by the expiration or non-renewal of contracts in our Sales Services segment and fewer signings in our Marketing Services segment and delays in our customer's medical legal regulatory approval process.
Revenue in our Sales Services segment for the quarter ended September 30, 2012 decreased by $4.2 million, or 14.5%, to $25.0 million, compared to the quarter ended September 30, 2011. The decrease in Sales Services revenue was primarily due to

PDI, Inc.

certain clients renewing with a smaller salesforce and the expiration of certain other contracts totaling approximately $8.8 million partially offset by the launch of several new smaller contracts.
Revenue in our Marketing Services segment for the quarter ended September 30, 2012 decreased $1.8 million, or 44.4%, to $2.2 million, compared to the quarter ended September 30, 2011.  This decrease was primarily due to a decline in revenue at our Group DCA business unit of $1.6 million as a result of fewer contract signings and delays in our customer's medical legal regulatory approval process.
Revenue in our PC Services segment for the quarter ended September 30, 2012 of $4.6 million is related to our fee for service arrangement in our Interpace BioPharma business unit. Revenue in the PC Services segment for the quarter ended September 30, 2011 of $2.9 million was related to the operational support services and less than an entire quarter of product commercialization salesforce activities.

Cost of services (in thousands)	Three Months Ended
	September 30,
	2012	2011	Change ($)	Change (%)
Sales Services	$20,864	$23,693	$(2,829)	(11.9)%
Marketing Services	1,775	2,377	(602)	(25.3)%
PC Services	3,203	2,324	879	37.8%
Total	$25,842	$28,394	$(2,552)	(9.0)%

Consolidated cost of services for the quarter ended September 30, 2012 decreased by $2.6 million, or 9.0%, to $25.8 million, compared to the quarter ended September 30, 2011. This decrease was primarily due to the reduction of contracts within our Sales Services segment, partially offset by of a full quarter of costs related to the fee for service arrangement in our PC Services segment.
Cost of services in our Sales Services segment for the quarter ended September 30, 2012 decreased by $2.8 million, or 11.9%, to $20.9 million, compared to the quarter ended September 30, 2011. This decrease was directly attributable to the decrease in revenue discussed above.
Cost of services in our Marketing Services segment for the quarter ended September 30, 2012 decreased by $0.6 million, or 25.3%, to $1.8 million, compared to the quarter ended September 30, 2011. This decrease was attributable to our emphasis on cost savings initiatives as we right-sized the structure of our Group DCA business unit throughout 2011 and 2012 as well as the decrease in revenue discussed above.
Cost of services in our PC Services segment for the quarter ended September 30, 2012 increased $0.9 million, or 37.8%, to $3.2 million, compared to the quarter ended September 30, 2011. The increase was directly attributable a full quarter of salesforce activity in our Interpace BioPharma business unit in the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 which included a partial quarter of product commercialization salesforce activities.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$4,157	16.6%	$421	19.2%	$1,361	29.8%	$5,939	18.7%
2011	5,574	19.0%	1,575	39.9%	526	18.5%	7,675	21.3%
Change	$(1,417)		$(1,154)		$835		$(1,736)

Consolidated gross profit for the quarter ended September 30, 2012 decreased by $1.7 million, or 22.6%, to $5.9 million, compared to the quarter ended September 30, 2011. The change in consolidated gross profit was primarily attributable to the increase in revenue in our PC Services segment being more than offset by the decline in revenue within our Sales Services and Marketing Services segments.
The gross profit percentage in our Sales Services segment for the quarter ended September 30, 2012 decreased to 16.6%, from 19.0% in the quarter ended September 30, 2011. This decrease was primarily due to new business being won with lower profit margins and the expiration of certain higher margin contracts.

PDI, Inc.

The gross profit percentage in our Marketing Services segment for the quarter ended September 30, 2012 decreased to 19.2%, from 39.9% in the quarter ended September 30, 2011. This decrease was primarily due to the impact of then fixed employee costs over a lower revenue. As further described in Note 13 Subsequent Events, we have taken certain actions related to adjusting the cost structure in our Group DCA business unit in an effort to realign our cost structure with the lower the level of business.
Gross profit in our PC Services segment for the quarter ended September 30, 2012 was approximately $1.4 million, related to our fee for service arrangement in our Interpace BioPharma business unit.  Gross profit in the PC Services segment for the quarter ended September 30, 2011 was $0.5 million. The quarter ended September 30, 2011 included a partial quarter of gross profit from product commercialization salesforce activities.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$3,100	12.4%	$753	34.3%	$222	4.9%	$4,075	12.8%
2011	3,028	10.3%	1,065	26.9%	78	2.7%	4,171	11.6%
Change	$72		$(312)		$144		$(96)

Consolidated compensation expense for the quarter ended September 30, 2012 decreased slightly by $0.1 million, to $4.1 million, as compared to the quarter ended September 30, 2011. As a percentage of consolidated revenue, consolidated compensation expense increased to 12.8% for the quarter ended September 30, 2012, from 11.6% for the quarter ended September 30, 2011 due to the decrease in revenue year-over-year.
Compensation expense in our Sales Services segment for the quarter ended September 30, 2012 remained essentially flat at $3.1 million, compared to the quarter ended September 30, 2011.  As a percentage of segment revenue, compensation expense increased 2.1%, to 12.4% for the quarter ended September 30, 2012, from 10.3% for the quarter ended September 30, 2011, primarily due to the decrease in Sales Services segment revenue. As further described in Note 13 Subsequent Events, we have taken certain actions related to adjusting the cost structure in our Sales Services business unit in an effort to realign our compensation costs on a going forward basis.
Compensation expense in our Marketing Services segment for the quarter ended September 30, 2012 decreased by $0.3 million, to $0.8 million, compared to the quarter ended September 30, 2011. This decrease was primarily from right-sizing the business of Group DCA throughout 2011 and 2012, including a decrease in executive compensation costs.   As a percentage of segment revenue, compensation expense increased 7.3%, to 34.3% for the quarter ended September 30, 2012, from 26.9% for the quarter ended September 30, 2011. The increase in segment compensation expense as a percent of segment revenue was a result of the decrease in total revenue within the segment more than offsetting the decrease in compensation costs.
Compensation expense in our PC Services segment for the quarter ended September 30, 2012 of $0.2 million is attributable to the allocation of corporate support costs. Compensation expense for the quarter ended September 30, 2011 represents the allocated cost of corporate support activities during that period.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$1,451	5.8%	$994	45.3%	$175	3.8%	$2,620	8.2%
2011	2,086	7.1%	1,139	28.8%	84	2.9%	3,309	9.2%
Change	$(635)		$(145)		$91		$(689)

Consolidated other selling, general and administrative expenses for the quarter ended September 30, 2012 decreased by $0.7 million, to $2.6 million, compared to the quarter ended September 30, 2011. The decrease was driven by a $0.4 million decline in professional services (i.e. consulting, audit, legal services) from our continued focus on cost savings and a $0.2 million decline in miscellaneous office expenses. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased to 8.2% for the quarter ended September 30, 2012, from 9.2% in the quarter ended September 30, 2011, due to the decrease in consolidated other selling, general and administrative expenses.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended September 30, 2012 decreased by $0.6 million, to $1.5 million, compared to the quarter ended September 30, 2011, primarily due to the decrease in allocated corporate costs. As a percentage of segment revenue, other selling, general and administrative expenses decreased

PDI, Inc.

1.3%, to 5.8% for the quarter ended September 30, 2012, from 7.1% in the quarter ended September 30, 2011. The decline in other selling, general and administrative expenses during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was attributable to the decrease in consolidated other selling, general and administrative expenses discussed above.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended September 30, 2012 decreased by $0.1 million compared to the quarter ended September 30, 2011, primarily due to a decrease in allocated corporate costs. Other selling, general and administrative expenses as a percentage of revenue increased 16.5%, to 45.3% for the quarter ended September 30, 2012, from 28.8% in the quarter ended September 30, 2011 due to the decrease in revenue.
Other selling, general and administrative expense in our PC Services segment for the quarter ended September 30, 2012 of $0.2 million represents the allocated cost of corporate support activities. Other selling, general and administrative expense for the quarter ended September 30, 2011 represents the allocated cost of corporate support activities during that period.
Operating loss
We had an operating loss of $0.8 million and operating income of $0.2 million for the quarters ended September 30, 2012 and 2011, respectively.  The decrease in operating income was primarily due to the increased in profitability in our PC Services segment being more than offset by decreases in revenue and gross profit within our Sales and Marketing Services segments as mentioned previously.
Provision for income tax
We had income tax expense of approximately $0.1 million for the quarter ended September 30, 2012, compared to an income tax benefit of $0.2 million for the quarter ended September 30, 2011. Income tax expense for the quarters ended September 30, 2012 and September 30, 2011 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.
Results of Continuing Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue, net (in thousands)	Nine Months Ended
	September 30,
	2012	2011	Change ($)	Change (%)
Sales Services	$68,539	$106,207	$(37,668)	(35.5)%
Marketing Services	8,061	9,267	(1,206)	(13.0)%
PC Services	14,667	3,534	11,133	NM
Total	$91,267	$119,008	$(27,741)	(23.3)%
Consolidated revenue for the nine months ended September 30, 2012 decreased by $27.7 million, or 23.3%, to $91.3 million, compared to the nine months ended September 30, 2011. This decrease was primarily attributable to the new contract in our PC Services segment being more than offset by the expiration or non-renewal of contracts in our Sales Services segment.
Revenue in our Sales Services segment for the nine months ended September 30, 2012 decreased by $37.7 million, or 35.5%, to $68.5 million, compared to the nine months ended September 30, 2011. The decrease in Sales Services revenue was primarily due to certain clients renewing with a smaller salesforce and the expiration of certain other contracts totaling approximately $37.0 million partially offset by the launch of several new smaller contracts.
Revenue in our Marketing Services segment for the nine months ended September 30, 2012 decreased by $1.2 million, or 13.0%, to $8.1 million, compared to the nine months ended September 30, 2011.  This decrease was primarily attributable to the decline in revenue at our Group DCA business unit of $1.0 million as a result of fewer contract signings and delays in our customer's medical legal regulatory approval process.
Revenue in our PC Services segment for the nine months ended September 30, 2012 of $14.7 million is related to our fee for service arrangement in our Interpace BioPharma business unit. Revenue in the PC Services segment for the nine months ended September 30, 2011 of $3.5 million reflects the start-up of our product commercialization activities as well as less than an entire quarter of product commercialization salesforce activities.

PDI, Inc.

Cost of services (in thousands)	Nine Months Ended
	September 30,
	2012	2011	Change ($)	Change (%)
Sales Services	$55,401	$85,494	$(30,093)	(35.2)%
Marketing Services	5,370	7,020	(1,650)	(23.5)%
PC Services	10,621	2,724	7,897	NM
Total	$71,392	$95,238	$(23,846)	(25.0)%

Consolidated cost of services for the nine months ended September 30, 2012 decreased by $23.8 million, or 25.0%, to $71.4 million, compared to the nine months ended September 30, 2011. This decrease was primarily due to the reduction of contracts within our Sales Services segment, partially offset by the fee for service arrangement in our PC Services segment.
Cost of services in our Sales Services segment for the nine months ended September 30, 2012 decreased by $30.1 million, or 35.2%, to $55.4 million, compared to the nine months ended September 30, 2011. This decrease was directly attributable to the decrease in revenue discussed above.
Cost of services in our Marketing Services segment for the nine months ended September 30, 2012 decreased by $1.7 million, or 23.5%, to $5.4 million, compared to the nine months ended September 30, 2011. This decrease was attributable to our emphasis on cost savings initiatives as we right-sized the structure of our Group DCA business unit throughout 2011 and 2012 as well as the decrease in revenue discussed above.
Cost of services in our PC Services segment for the nine months ended September 30, 2012 was $10.6 million and is related to our fee for service arrangement in our Interpace BioPharma business unit. Cost of services in the PC Services segment of $2.7 million for the nine months ended September 30, 2011 reflects the start-up of our product commercialization activities as well as less than an entire quarter of product commercialization salesforce activities.

Gross profit (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$13,138	19.2%	$2,691	33.4%	$4,046	27.6%	$19,875	21.8%
2011	20,713	19.5%	2,247	24.2%	810	22.9%	23,770	20.0%
Change	$(7,575)		$444		$3,236		$(3,895)

Consolidated gross profit for the nine months ended September 30, 2012 decreased by $3.9 million, or 16.4%, to $19.9 million, compared to the nine months ended September 30, 2011. The change in consolidated gross profit was primarily attributable to the increase in revenue in our Interpace BioPharma business unit being more than offset by the decline in revenue within our Sales Services segment.
The gross profit percentage in our Sales Services segment for the nine months ended September 30, 2012 decreased to 19.2%, from 19.5% in the nine months ended September 30, 2011. On a period-over-period basis the margins were comparable.
The gross profit percentage in our Marketing Services segment for the nine months ended September 30, 2012 increased to 33.4%, from 24.2% in the nine months ended September 30, 2011. This increase was primarily attributable to Group DCA realizing more normalized margins in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The significant impact of acquisition accounting on Group DCA's deferred revenue, had a direct effect on the business unit's revenue, and therefore gross profit, in the nine months ended September 30, 2011.
Gross profit in our PC Services segment for the nine months ended September 30, 2012 was $4.0 million and is related to our fee for service arrangement in our Interpace BioPharma business unit. Gross profit of $0.8 million in the PC Services segment for the nine months ended September 30, 2011 reflects the start-up of our product commercialization activities as well as less than an entire quarter of product commercialization salesforce activities.

PDI, Inc.

Compensation expense (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$9,720	14.2%	$2,307	28.6%	$699	4.8%	$12,726	13.9%
2011	11,091	10.4%	3,972	42.9%	87	2.5%	15,150	12.7%
Change	$(1,371)		$(1,665)		$612		$(2,424)

Consolidated compensation expense for the nine months ended September 30, 2012 decreased by $2.4 million, to $12.7 million, as compared to the nine months ended September 30, 2011. The decrease was primarily attributable to the decrease at Group DCA of $1.7 million from right-sizing the business throughout 2011 and 2012 as well as decreases in corporate salary expense of $0.3 million and stock compensation costs of $0.2 million. As a percentage of consolidated revenue, consolidated compensation expense increased to 13.9% for the nine months ended September 30, 2012, from 12.7% for the nine months ended September 30, 2011, primarily due to the decrease in consolidated revenue.
Compensation expense in our Sales Services segment for the nine months ended September 30, 2012 decreased by $1.4 million, to $9.7 million, as compared to the nine months ended September 30, 2011.  This decrease was primarily attributable to a decrease in allocated corporate costs, as well as a decrease in salary costs of $0.5 million. As a percentage of segment revenue, compensation expense increased 3.8%, to 14.2% for the nine months ended September 30, 2012, from 10.4% for the nine months ended September 30, 2011, primarily due to the decrease in Sales Services segment revenue.
Compensation expense in our Marketing Services segment for the nine months ended September 30, 2012 decreased by $1.7 million, to $2.3 million, compared to the nine months ended September 30, 2011. This decrease was primarily due to continuing to right-size the Group DCA business throughout 2011 and 2012, including a decrease in executive compensation costs.   As a percentage of segment revenue, compensation expense decreased 14.3%, to 28.6% for the nine months ended September 30, 2012, from 42.9% for the nine months ended September 30, 2011. The decrease in segment compensation expense as a percent of segment revenue was a result of Group DCA's compensation expense decreasing from right-sizing the business.
Compensation expense in our PC Services segment for the nine months ended September 30, 2012 of $0.7 million is attributable to a full nine months of allocated corporate support costs. Compensation expense for the nine months ended September 30, 2011 represents the allocated cost of corporate support activities during that period.

Other selling, general and administrative expenses (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2012	$4,942	7.2%	$2,921	36.2%	$579	3.9%	$8,442	9.2%
2011	7,448	7.0%	3,345	36.1%	92	2.6%	10,885	9.1%
Change	$(2,506)		$(424)		$487		$(2,443)

Consolidated other selling, general and administrative expenses for the nine months ended September 30, 2012 decreased by $2.4 million, to $8.4 million, compared to the nine months ended September 30, 2011. The decrease was primarily driven by our continued focus on cost savings, in particular; a $1.5 million decrease in professional services (i.e. consulting, audit, legal services); and $0.5 million decrease in information technology costs. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses increased slightly to 9.2% for the nine months ended September 30, 2012, from 9.1% in the nine months ended September 30, 2011, due to the decrease in consolidated revenue.
Other selling, general and administrative expenses in our Sales Services segment for the nine months ended September 30, 2012 decreased by $2.5 million, to $4.9 million, compared to the nine months ended September 30, 2011, primarily due to the decrease in professional services costs and allocated information technology costs mentioned above. As a percentage of segment revenue, other selling, general and administrative expenses increased 0.2%, to 7.2% for the nine months ended September 30, 2012, from 7.0% in the nine months ended September 30, 2011. This increase as a percentage of segment revenue was attributable to the decrease in revenue during the nine months ended September 30, 2012.
Other selling, general and administrative expenses in our Marketing Services segment for the nine months ended September 30, 2012 decreased by $0.4 million compared to the nine months ended September 30, 2011, primarily due to a decrease in information technology expenses at Group DCA. Other selling, general and administrative expenses as a percentage of revenue increased 0.1%, to 36.2% for the nine months ended September 30, 2012, from 36.1% in the nine months ended September 30, 2011. The decrease in other selling, general and administrative expenses was essentially offset by the decrease

PDI, Inc.

in revenue.
Other selling, general and administrative expense in our PC Services segment for the nine months ended September 30, 2012 of $0.6 million is attributable to allocated corporate support costs. Other selling, general and administrative expense for the nine months ended September 30, 2011 represents the allocated costs of corporate support activities during that period.
Operating loss
We had operating losses of $1.3 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in operating loss was primarily due to the operating income of our PC Services segment and improvement in our Group DCA business unit being more than offset by the lower level of business in our Sales Services segment.
Provision for income tax
We had income tax expense of approximately $0.2 million for the nine months ended September 30, 2012, compared to an income tax benefit of $0.5 million for the nine months ended September 30, 2011. Income tax expense for the nine months ended September 30, 2012 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions. The income tax benefit for the nine months ended September 30, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years, partially offset by state taxes and tax expense associated with the tax amortization of indefinite lived intangibles.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2012, we had cash and cash equivalents and short-term investments of approximately $60.6 million and working capital of $35.1 million, compared to cash and cash equivalents and short-term investments of approximately $64.5 million and working capital of approximately $34.3 million at December 31, 2011.  As of September 30, 2012, we had no commercial debt.
For the nine-month period ended September 30, 2012, net cash used in operating activities was $3.2 million, compared to $3.1 million of net cash provided by operating activities for the nine-month period ended September 30, 2011.  The main components of cash used in operating activities during the nine-month period ended September 30, 2012 were a decrease in accrued expenses of $3.8 million as well as a decrease in long-term liabilities of $1.3 million. The decrease in accrued expenses was primarily driven by payments of severance and close-out costs associated with discontinued operations, from the sale of our Pharmakon business unit in December 2011, the right-sizing of the Group DCA business unit and a scheduled $1.5 million payment to buyout the contingent earn-out fee under the Group DCA purchase agreement. Partially offsetting these uses of cash were a $1.6 million decrease in unbilled costs and a decrease in accounts receivable of $1.4 million. The main components of cash provided by operating activities during the nine-month period ended September 30, 2011 were the increase in unearned contract revenue of $8.0 million, partially offset by a decrease in other accrued expenses of $4.0 million and long-term liabilities of $2.1 million.
As of September 30, 2012 and December 31, 2011, we had $1.0 million and $2.6 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of September 30, 2012 and December 31, 2011, we had $16.3 million and $15.9 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the nine-month period ended September 30, 2012, we had net cash used in investing activities of $0.5 million compared to $0.3 million of cash used in investing activities during the nine-month period ended September 30, 2011, both related to capital expenditures. All capital expenditures were funded out of available cash.  For the nine-month periods ended September 30, 2012 and September 30, 2011, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.
Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the nine-month period ended September 30, 2012, we had four customers that accounted for approximately 28.2%, 16.1%, 16.0% and 12.0% of our service revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or significant reduction of business from any of our significant customers, or a decrease in demand for our services, could have a material adverse effect on our financial

PDI, Inc.

condition and results of operations.  In addition, our Shared Sales business unit's services to our second largest customer are seasonal in nature, occurring primarily in the winter season.
Under the terms of our current 2½ year Product Commercialization segment contract signed in mid 2011, our customer, which accounted for 16.1% of consolidated revenue for the nine month period ended September 30, 2012, has the right to internalize various activities at different times over the life of the contract. Due to the success of the program to date and to allow our customer to begin their long-term plan of building their own capabilities in the United States, this customer recently advised us that they wish to internalize selected commercialization activities as of October 1, 2012 and at the same time, extend other activities 6 months past the current December 31, 2013 contract expiration date to June 30, 2014. We anticipate that a modified and extended contract will be executed by October 1 resulting in an estimated net overall reduction to the current $55 million contract of approximately 10% to 15%.
On October __, 2012, we announced the signing of three-year, $150 million contract in our Sales Services business unit that we anticipate starting early in the first quarter of 2013. We believe that the gross profit percentage on this contract, as well as other contracts that we enter into in the future, will be lower than the gross profit percentages on our existing contracts as we experience margin pressures due to the competitive nature of our business.
As mentioned in Note 13, Subsequent Events, we have taken measures to reduce our compensation expense and other selling, general and administrative expenses in the fourth quarter of 2012. We anticipate that these cost savings measures will save the company approximately $2.3 million in 2013.
Future Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $1.0 million in 2012.  We expect our working capital requirements to increase as a result of new customer contracts generally providing for longer than historical payment terms.

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 6, 2012	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer