Form 10-K
period 2012-12-31
PDI INC
filed 2013-03-15
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $45,969,419 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2013, 15,015,500 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2013 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2012, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K (Form 10-K), the Proxy Statement is not deemed to be filed as part hereof.

PDI, Inc.
Annual Report on Form 10-K

* The information required under this item is to be contained in the Proxy Statement for the registrant's annual meeting of stockholders, and is incorporated herein by reference. It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2013.

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

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and healthcare industries;

•	Our customer concentration risk in light of continued consolidation within the pharmaceutical industry and our current business development opportunities;

•	Early termination of a significant services contract, the loss of one or more of our significant customers or a material reduction in service revenues from such customers;

•	Our ability to obtain additional funds in order to implement our business model and strategy;

•	Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;

•	Our ability to successfully expand our current core businesses and develop additional recurring and higher margin revenues;

•	Our ability to meet performance goals in incentive-based arrangements with customers;

•	Competition in our industry;

•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;

•	Product liability claims against us;

•	Failure of third-party service providers to perform their obligations to us;

•	Volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings;

•	Failure of, or significant interruption to, the operation of our information technology and communication systems; and

•	The results of any future impairment testing for goodwill and other intangible assets.

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

 Summary of Business

We are a leading provider of outsourced commercial services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States.  We are a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers’ strategic and financial product objectives.  In addition to outsourced sales teams in the United States, we also provide other promotional services including clinical educator services, digital communications, teledetailing and through our Interpace BioPharma business unit, we provide pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions.  Combined, our services offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout their lifecycles, from development through maturity.  We provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients.

We have evolved our multi-channel promotional capabilities through innovation, organic growth, acquisitions and strategic partnerships.  We have designed and implemented programs for many large pharmaceutical companies, a variety of emerging and specialty pharmaceutical and biotechnology companies as well as nutritional, diagnostic and other healthcare service providers.  We recognize that our relationships with customers are dependent upon the quality of our performance and our ability to reach and engage their target audiences in a positive and meaningful manner. Our focus is to flawlessly execute our customers’ programs in order to consistently deliver their desired results.

In December 2011, we entered into an agreement to sell certain assets of our Pharmakon business unit to Informed Medical Communications, Inc. (Informed) in exchange for potential future royalty payments and a 1% ownership interest in Informed. In the fourth quarter of 2012, we wrote-off all of the assets related to the sale of Pharmakon to Informed as we believe that these assets have become impaired. See Note 18, Discontinued Operations, to the audited consolidated financial statements included in this Annual Report on Form 10-K for additional details.

 In August 2011, we announced the formation of our Interpace BioPharma business unit. Interpace BioPharma provides pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. This unit currently has one contract, the revenue and expenses of which can be found in the Product Commercialization Services segment.

In March 2011, we announced the launch of a business unit within our Sales Services segment, EngageCE, that provides clinical educator services to our customers. The goal of clinical educators is to work with healthcare providers in the management of chronic diseases in order to optimize patient care and outcomes. We believe that the clinical educator services provided via EngageCE complements traditional sales force efforts and enhances our offerings.

In November 2010, we acquired 100% of the membership interest in Group DCA, LLC (Group DCA), a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. Based in Parsippany, New Jersey, Group DCA leverages the strength of the Internet, multimedia, tablet PCs, dimensional direct mail and its proprietary software, DIAGRAM™ (DIAlog, GRAphics, Motion), to deliver digital selling solutions via interactive communications exchanges that accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows customers the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of PDI’s traditional outsourced promotional services and Group DCA’s e-detailing, patient education communications and other digital communications, we are able to offer customers increased insight and greater engagement, resulting in integrated information and more impactful messages being delivered to healthcare providers across multiple communication channels.

We commenced operations as an outsourced sales organization in 1987 and we completed our initial public offering in May 1998.  Our executive offices are located at Morris Corporate Center 1, Building A, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (800) 242-7494.

PDI, Inc.
Annual Report on Form 10-K

 Strategy

We strive to continually strengthen our position as a leading outsourced commercialization services organization in the United States.  With a focus on superior quality and cost effectiveness, we have intensified our efforts on strengthening all aspects of our core outsourced promotional services business and broadening our overall commercialization capabilities. In 2013, we have committed to investing in several areas in an effort to proactively leverage our core strengths, help differentiate us and intensify our competitive position in the market. See the "Going Forward" section of Item 7. Management's Discussion and Analysis for a further explanation of our commitment to investment.

Relative to our core outsourced promotional services businesses, which include our Sales Services segment (CSO and EngageCE--clinical educators) and Marketing Services Segment (Group DCA--digital communications and Voice--teledetailing), we have not only consistently added capabilities that strengthen our offerings, we have focused heavily on delivery of these multi-channel services in an integrated and optimized manner. We offer two distinct forms of outsourced promotional services: personal and non-personal promotion. Personal promotion involves a face-to-face interaction between a healthcare provider and a sales representative or clinical educator. These services are included within our Sales Services and Product Commercialization segments. Non-personal promotion involves the healthcare provider accessing clinical or product information via a personal computer, tablet, mobile device or telephone at a time that is convenient to them. Due to the on-demand nature of our non-personal offerings, healthcare professionals can participate 24 hours a day, 7 days a week whether at home, in the office or from another remote location. Our non-personal promotional options are included within our Marketing Services segment.

In addition to our core promotional services, the company launched Interpace BioPharma in 2011. Interpace BioPharma provides full-service product commercialization solutions to pharmaceutical, biotechnology, medical device and diagnostics clients. Interpace BioPharma is in our Product Commercialization segment and focuses on all aspects of product commercialization, including, product distribution, product detailing, full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. We anticipate focusing additional resources on Interpace BioPharma going forward as we believe this will be a growing segment for: foreign companies who desire to establish a commercial presence in the United States; small and emerging companies in the United States who want to launch a product but do not have the installed infrastructure to mitigate commercialization risk; and large companies who wish to outsource established brands that have passed their growth phase.

Since we have now developed proven full product commercialization expertise, we have intensified our search for product in-licensing, acquisition and partnering opportunities that complement our existing commercial expertise and allow us to leverage the deep commercial know-how resident within PDI. These products generally would be FDA approved but not fully commercialized by the product owner. This strategy will likely require up-front investment in product rights and a have a greater share in the risks and rewards of the commercial success of the products than our fee-for-service model. Our ability to execute full product commercialization in a flexible, highly efficient manner, leveraging both personal and non-personal channels, through multi-channel integration is superior in the outsourcing industry. We believe that this skill set will present PDI with opportunities to drive incremental revenues and profits with improved margins from product opportunities or highly specialized niche markets that are ready for a more innovative commercial model. Our success in implementing this strategy will in part depend on being able to locate partners, properly assess the prospects for commercial success of the products and possibly secure financing of investment costs with third-parties.

Reporting Segments and Business Units

We have three reporting segments: Sales Services; Marketing Services; and Product Commercialization Services (PC Services).

Sales Services (Personal Promotion)

This segment, which focuses primarily on product detailing, includes our outsourced sales teams and EngageCE business unit, and represented 78% of our consolidated revenue for the year ended December 31, 2012.  Product detailing involves a sales representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted and deliver marketing materials, including samples.  Outsourced sales teams can be deployed on either a customer dedicated or shared basis, and may use either full-time or flex-time sales representatives.  This segment also includes a portfolio of expanded sales services which includes talent acquisition services, short-term teams and vacancy coverage services.  Our talent acquisition platform provides pharmaceutical customers with an outsourced, stand-alone sales force recruiting and on-boarding service.  Short-term programs provide temporary full or flex-time sales teams, and are designed to help our customers increase brand impact during key market cycles, rapidly respond to regional opportunities, or conduct pilot programs.  Our vacancy coverage service provides customers with outsourced full or flex-time sales representatives to fill

PDI, Inc.
Annual Report on Form 10-K

temporary territory vacancies created by leaves of absence within our customers’ internal sales forces, thereby allowing our customers to maintain continuity of services.

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

Established Relationship Teams

Our Established Relationship Teams business model centers on an existing PDI-managed team where multiple non-competing brands are promoted for different pharmaceutical companies.  Using these teams, we make a face-to-face selling resource available to those customers who want an alternative to a Dedicated Sales Team.  We are the leading provider of this type of detailing program in the United States.  Since costs are shared among various companies, these programs may be less expensive for the customer than programs involving a dedicated sales force.  With a Established Relationship Team, our customers receive targeted coverage of their physician audience.

EngageCE

Launched in the first quarter of 2011, EngageCE offers expert clinical educators to work with health care providers in the management of chronic diseases in order to optimize patient care and outcomes. EngageCE clinical educators helps medical practices transition from providing routine health care to implementing recognized and recommended standards of care.   The primary focus of EngageCE is to instill best-practice treatment standards and procedures among health care practitioners and engage in discussions on appropriate drug therapies. This involves protocols that proactively enhance patient and disease management, with the goals of preventing medical issues from becoming more serious and of improving patient outcomes. The secondary focus of EngageCE is providing patient education on medical treatments to improve the patients' ownership of their disease.

Marketing Services (Non-personal Promotion)

This segment includes two business units:  Group DCA and PDI Voice (Voice).  The Marketing Services segment represented 8% of consolidated revenue for the year ended December 31, 2012.  On December 29, 2011, we sold certain assets of our Pharmakon business unit and classified Pharmakon as discontinued operations. In September 2010, we exited the market research business, ceased the operations of the TVG business unit and classified TVG as discontinued operations.  We do not have continuing operations in these disposed business units.

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

Product Commercialization Services (PC Services)

Interpace BioPharma

PDI, Inc.
Annual Report on Form 10-K

Interpace BioPharma provides pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions. These services include product detailing, full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. The PC Services segment represented 14% of consolidated revenue for the year ended December 31, 2012.

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

Some of our contracts, including contracts with significant customers of ours, may contain performance benchmarks requiring adherence to certain call plan metrics, such as a minimum amount of detailing activity to certain physician targets. Our failure to meet these benchmarks may result in specific financial penalties for us such as a reduction in our program management fee on our dedicated sales agreements, or a discount on the fee we are permitted to charge per detail on our established relationships agreements. Conversely, these same agreements generally include incentive payments that can be earned if our promotional activities generate results that meet or exceed agreed-upon performance targets.

All of our contracts provide for certain reimbursable out-of-pocket expenses such as travel, meals and entertainment or product sample distribution costs, for which we are reimbursed at cost by our customers. Certain contracts may also provide for reimbursement of other types of expenses depending upon the type of services we are providing to the customer.

Marketing Services

Our Marketing Services reporting segment is comprised of our Group DCA and Voice business units. Our Group DCA business unit enters into contracts and performs services with our major clients that fall under the scope of a master service agreement(s) (MSAs) or statements of work (SOWs) and typically have a term of one to three years.  These MSAs, and in certain instances, SOWs, include standard representations and warranties, as well as confidentiality and indemnification obligations, and are generally terminable by the customer or us, without cause or prior written notice, for any reason.  If terminated, the customer is responsible for work completed to date, plus the cost of any nonrefundable commitments we made on their behalf. There is significant customer concentration within our Group DCA business unit.

PDI, Inc.
Annual Report on Form 10-K

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

Due to the success of the program and to allow our customer to begin their long-term plan of building their own capabilities in the United States, this customer advised us that they wished to internalize selected commercialization activities as of October 1, 2012 and at the same time, extend other activities 6 months past the current December 31, 2013 contract expiration date to June 30, 2014. The modified and extended contract resulted in an estimated net overall reduction to the then current $55 million contract of approximately 10% to 15%, however the contract is no longer terminable by the customer without cause. During the year ended December 31, 2012, one customer accounted for all of the revenue in our PC Services segment.

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

Significant Customers

Historically, we have experienced a high degree of customer concentration in our businesses.  Our four largest customers were Pfizer Inc., Ferring Pharmaceuticals, Inc., Fidia Pharmaceuticals, Inc., and Genentech, which accounted for 27.1%, 15.3%, 13.9%, and 11.9%, respectively, of our revenue for the year ended December 31, 2012 and collectively accounted for 59% of our accounts receivable balance as of December 31, 2012.

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

Competition

With respect to our Sales Services reporting segment, we compete with our customers’ ability to manage their needs internally.  In addition, a small number of providers comprise the market for outsourced sales teams, and we believe that PDI, inVentiv Health Inc., Quintiles, and Publicis Touchpoint Solutions - part of Publicis Groupe SA, accounted for the majority of the outsourced sales team market share in the United States in 2012.  Our Marketing Services reporting segment operates in a highly fragmented and competitive market and we believe that PDI, WebMD, Inc., Cadient Group, Inc., Physicians Interactive, Heartbeat Digital, Digitas, Inc. – part of Publicis Groupe SA, were the significant providers of marketing services to the pharmaceutical, biotechnology and healthcare industries in 2012.

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

PDI, Inc.
Annual Report on Form 10-K

than us and have greater capital, personnel and other resources than we have.  Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share and our ability to attract new business opportunities as well as our business, financial condition and results of operations.

Employees

As of February 28, 2013, we had approximately 1,194 employees, including approximately 882 full-time employees.  Approximately 92% of our employees are field sales representatives and sales managers.  We are not party to a collective bargaining agreement with any labor union.

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

The Patient Protection and Affordable Care Act (PPACA) (also known as the Sunshine Act) was signed into law on March 23, 2010. The PPACA was subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act). While the PPACA may increase the number of patients who have insurance coverage for the products we promote, its cost containment measures could also adversely affect reimbursement for our customers' products.

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

PDI, Inc.
Annual Report on Form 10-K

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

PDI BUSINESS RISKS:

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

Our revenue and profitability depend to a great extent on our relationships with a very limited number of large pharmaceutical companies. As of December 31, 2012, our four largest customers accounted for approximately 68.2% of our 2012 revenue.  As of December 31, 2011, our three largest customers accounted for approximately 74.3% of our 2011 revenue. While we expect to continue gaining new business in 2013, it is likely that our revenue and profitability will continue to be dependent on significant contracts with a very limited number of large pharmaceutical companies, and we may experience an even higher degree of customer concentration in 2013 and beyond in light of continued consolidation within the pharmaceutical industry and current business development opportunities.

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

Our business strategy involves expanding beyond our current core businesses to seek out and invest in product-based opportunities, which could adversely affect near-term operating results and if not successful, we may not meet our objectives of developing additional recurring and higher margin revenue.

Our business strategy involves an increased emphasis on in-licensing, acquiring or partnering on product-based opportunities that leverage our extensive product commercialization expertise. These types of opportunities will require us to invest capital resources, to acquire licenses or other rights in products, to assess the prospects for commercial success of products we may invest in, and incur expenses in executing the commercialization process. Compared to our core businesses, these activities are expected to carry greater risks and uncertainties concerning the ability to achieve additional revenues and profits, may take longer to achieve revenues and profits and therefore may have a short-term adverse effect on profitability.

Our Group DCA business unit intends to complete development of and initiate a software-based product that enhances our Marketing Services segment offerings, which can be expected to result in increased expenses and investment near term, which could adversely affect our profitability.

There can be no assurance that execution of our strategies, which are intended to diversify our business, will achieve our objectives of adding revenues and increasing margins, either as to amount or timing.

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

PDI, Inc.
Annual Report on Form 10-K

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

We have and may continue to experience goodwill impairment charges.

We are required to evaluate goodwill at least annually, and between annual tests if events or circumstances warrant such a test.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  We test goodwill for impairment at the reporting unit level, which is one level below our segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  We currently have five reporting units, with one reporting unit, Group DCA, having goodwill.  If we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If our projected long-term sales growth rate, profit margins or terminal growth rate are considerably lower and/or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a non-cash impairment loss in our statement of operations and comprehensive income. During the year ended December 31, 2012, we recorded an impairment charge of $22.8 million related to goodwill and other intangible assets. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Our quarterly and annual revenues and operating results may vary, which may cause the price of our common stock to fluctuate.

Our quarterly and annual operating results may vary as a result of a number of factors, including:

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

In addition, in the case of revenue related to service contracts, we recognize revenue as services are performed, while program costs, other than training costs, are expensed as incurred.  We believe that quarterly, and in certain instances annual, comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Fluctuations in quarterly and annual results could materially and adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Our stock price is volatile and could be further affected by events not within our control, and an investment in our common stock could suffer a decline in value.

The market for our common stock is volatile.  During 2012, our stock traded at a low of $5.84 and a high of $8.88.  In 2011, our stock traded at a low of $5.27 and a high of $11.35.  The trading price of our common stock has been and will continue to be subject to:

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

INDUSTRY RISKS:

Changes in outsourcing trends in the pharmaceutical, biotechnology or healthcare industries could materially and adversely affect our business, financial condition and results of operations.

Our business depends in large part on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced promotional services.  The practice of many companies in these industries has been to hire outside organizations like PDI to conduct large sales and marketing projects on their behalf.  However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, the number of sales representatives employed internally in relation to demand, the need to promote new and existing products, and competition from other suppliers.  During the past few years, there has been a slow-down in the rate of approval of new products by the FDA and this trend may continue. While a significant portion of our revenue is derived from our sales force arrangements with large pharmaceutical companies, and we have therefore benefited from cost control measures implemented by these companies and their resultant increased reliance on outsourced promotional services in 2012, we also were impacted significantly and adversely in previous years when several large pharmaceutical companies made changes to their commercial model by reducing the number of sales representatives employed internally and through outside organizations like PDI.  These and other developments within the pharmaceutical industry have resulted in volatility in the market for outsourced sales and marketing services during the last few years, and there can be no assurances regarding the continuation, timing or extent of any changes of these trends.  If companies in the pharmaceutical, biotechnology or healthcare industries reduce their demand for outsourcing services, our business, financial condition and results of operations could be materially and adversely affected.

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

PDI, Inc.
Annual Report on Form 10-K

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

GENERAL RISKS:

PDI, Inc.
Annual Report on Form 10-K

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

PPACA also requires Applicable Manufacturers to disclose to the Secretary of the Department of Health & Human Services ("HHS") drug sample distributions and certain payments or transfers of value to covered recipients (physicians and teaching hospitals) on an annual basis. Applicable Manufacturers and Applicable Group Purchasing Organizations must also disclose certain physician ownership or investment interests. The data submitted will ultimately be made available on a public website. Based upon the structure of its relationship with its clients, PDI may be defined as an applicable manufacturer for purposes of the disclosure requirements or may provide services that include the transfer of drug samples and/or other items of value to covered recipients. As such PDI may be required to disclose or provide information that is subject to disclosure. There may be certain risks and penalties associated with the failure to properly make such disclosures, including but not limited to the specific civil liabilities set forth in PPACA, which allows for a maximum civil monetary penalty per applicable manufacturer of $1,150,000. There may be additional risks and claims made by third parties derived from an improper disclosure that are difficult to ascertain at this time.

In June 2012, the United States Supreme Court upheld the constitutionality of key provisions of the PPACA. The PPACA contains numerous initiatives that impact the pharmaceutical industry. These include, among other things:

•	increasing existing price rebates in federally funded health care programs;

•	expanding rebates, or other pharmaceutical company discounts, into new programs;

•	imposing a new non-deductible excise tax on sales of certain prescription pharmaceutical products by prescription drug manufacturers and importers;

•	reducing incentives for employer-sponsored health care;

•	creating an independent commission to propose changes to Medicare with a particular focus on the cost of biopharmaceuticals in Medicare Part D;

•	providing a government-run public option with biopharmaceutical price-setting capabilities;

•	allowing the Secretary of Health and Human Services to negotiate drug prices within Medicare Part D directly with pharmaceutical manufacturers;

•	reducing the number of years of data exclusivity for innovative biological products potentially leading to earlier biosimilar competition; and

•	increasing oversight by the FDA of pharmaceutical research and development processes and commercialization tactics.

While the PPACA may increase the number of patients who have insurance coverage for the products we promote, its cost containment measures could also adversely affect reimbursement for any of our customers' product candidates. Cost control initiatives could decrease the price that our customers receive for any product candidate they may develop in the future. If our customers' product candidates are not considered cost-effective or if they are unable to generate adequate third-party reimbursement for the users of their product candidates, then our customers may be unable to maintain price levels sufficient to realize an appropriate return on investment for product candidates currently in development. Our customers could impose margin pressures on us in an effort to recoup a portion of their return on investment, which would have an adverse impact on our business.

We are currently unable to determine the long-term, direct or indirect impact of such legislation on our business. Since many provisions of the Act do not become operative until future years, we do not expect the Act to have a material adverse impact on our near term results of operations.  However, healthcare reform as mandated and implemented under the Act and any future federal or state mandated healthcare reform could materially and adversely affect our business, financial condition and results of operations by increasing our costs, hindering our ability to effectively match our cost of providing health insurance with our pricing and impeding our ability to attract and retain customers as well as potentially changing our business model or causing us to lose certain current competitive advantages.

PDI, Inc.
Annual Report on Form 10-K

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in, and our Sales Services and PC Services segments are operated out of, Parsippany, New Jersey where we lease approximately 23,000 square feet.  The lease runs through June 2017.  Our Marketing Services business unit, Group DCA, operates out of an approximately 21,000 square foot facility in Parsippany, New Jersey under a lease that expires in June 2017, with a June 2014 early cancellation provision.  The cancellation provision requires nine months notice and a cancellation fee. In the fourth quarter of 2012, the Company reduced the amount of space the Group DCA business unit is operating out of and is currently seeking to sublet approximately 9,000 square feet of this unused office space in Parsippany, New Jersey. There can be no assurance, however, that we will be able to successfully sublet the unused office space on favorable terms or at all.

We also lease approximately 84,000 square feet of office space in Saddle River, New Jersey (our former corporate headquarters), that terminates in January 2016 and is cancelable by PDI on June 30, 2015.  We have entered into subleases, which run through the end of the underlying lease, for all of the square footage at our Saddle River facility. Our discontinued Marketing Services business unit, TVG, operated out of a 38,000 square foot facility in Dresher, Pennsylvania under a lease that runs for a term of approximately 12 years and terminates in November 2016.  Our discontinued Marketing Services business unit, Pharmakon, operated out of a 6,700 square foot facility in Schaumburg, Illinois under a lease that expires in February 2015. We have sublet all of the office space in Dresher, Pennsylvania and Schaumburg, Illinois through the end of the underlying leases.

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

	2012		2011
	HIGH	LOW	HIGH	LOW
First quarter	$7.39	$6.03	$11.35	$7.63
Second quarter	$8.88	$6.55	$9.56	$5.92
Third quarter	$8.57	$6.33	$8.34	$6.10
Fourth quarter	$8.24	$5.84	$7.74	$5.27

Holders

PDI, Inc.
Annual Report on Form 10-K

We had 587 stockholders of record as of March 1, 2013.  Not reflected in the number of record holders are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.  Future earnings, if any, will be used to finance the future operation and growth of our business.

Securities Authorized For Issuance under Equity Compensation Plans

We have a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  All equity compensation plans have been approved by security holders.  The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information
Year Ended December 31, 2012
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2004 Stock Award and Incentive Plan, 2000 Omnibus Incentive Compensation Plan, and 1998 Stock Option Plan)	51,000	$19.13	1,400,794

Equity compensation plans not approved by security holders (1)	—	—	—
Total	51,000	$19.13	1,400,794

 (1)  Excludes restricted stock, restricted stock units and stock-settled stock appreciation rights.

Issuer Purchases of Equity Securities

On November 7, 2006, we announced that our Board of Directors authorized us to repurchase up to one million shares of our common stock, none of which has been repurchased.  We did not repurchase any shares of our common stock on the open market during the years ended December 31, 2012 and 2011 and do not anticipate repurchasing shares in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

PDI is a "smaller reporting company" for purposes of the disclosure requirements in Regulation S-K of the SEC and therefore not required to provide this information.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

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

In December 2011, we entered into an agreement to sell certain assets of our Pharmakon business unit to Informed in exchange for potential future royalty payments with a fair value of $0.4 million and a 1% ownership interest in Informed valued at $0.1 million. Net of the aforementioned consideration, we recorded a charge of approximately $7.5 million. In the fourth quarter of 2012, we wrote-off all of the assets related to the sale of Pharmakon to Informed as we believe that these assets have become impaired. See Note 18, Discontinued Operations, to the audited consolidated financial statements included in this Form 10-K for additional details.

In August 2011, we announced the formation of our Interpace BioPharma business unit. Interpace BioPharma provides pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. This unit currently has one contract, the revenue and expenses of which are included in the Product Commercialization Services segment.

In March 2011, we announced the launch of a business unit within our Sales Services segment, EngageCE. EngageCE provides clinical educator services to our customers. The goal of clinical educators is to work with healthcare providers in the management of chronic diseases in order to optimize patient care and outcomes. We believe that the clinical educator services provided via EngageCE complements traditional sales force efforts and enhances our offerings. EngageCE operates autonomously from the other business units in the Sales Service segment.

In November 2010, we acquired 100% of the membership interest in Group DCA, a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. Based in Parsippany, New Jersey, Group DCA leverages the strength of the Internet, multimedia, tablet PCs, iPads, mobile devices, dimensional direct mail and its proprietary software, DIAGRAM ™, to deliver non-personal selling solutions via interactive communications exchanges that accommodate the schedules of healthcare providers. Group DCA's proprietary software also yields meaningful response data that allows customers the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of PDI's traditional outsourced promotional services and Group DCA's online interactive engagements, HCP communications, Sales Rep digital selling tools, patient education, and other digital communications, we are better positioned to offer customers increased insight and greater engagement, resulting in integrated information and more impactful messages being delivered to healthcare providers across multiple communication channels.

We paid cash (net) of approximately $23.9 million for Group DCA, of which $1.3 million was placed in escrow. The escrow amount of $1.3 million was paid out during the quarter ended June 30, 2012. The purchase agreement also provided for the former members of Group DCA to earn up to an additional $30.0 million from the date of acquisition through December 31, 2012.  These payouts were to be based on Group DCA's achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for

PDI, Inc.
Annual Report on Form 10-K (continued)

payments related to the periods ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buy out of the contingent earn-out fee. Under the amendment, we paid $3.4 million to buy out the contingent earn-out fee under the purchase agreement in 2012. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013.

During our 2012 annual impairment tests of goodwill and indefinite-lived intangible assets and our review of the recoverability of finite-lived intangible assets, we identified potential impairment and subsequently determined that these Group DCA business unit assets were impaired and recognized an impairment charge of $22.8 million. See Note 7, Goodwill and Other Intangible Assets, to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

While we recognize that there is currently significant volatility in the markets in which we provide services, we believe there are opportunities for growth in our Sales Services, Marketing Services and Product Commercialization Services businesses. These businesses provide our customers with the flexibility to successfully respond to a constantly changing market and a means of controlling costs through promotional outsourcing partnerships.  In particular, we believe that the significant reduction in the number of pharmaceutical sales representatives within the industry during the past few years is placing increasing demands on our customers' product portfolios and therefore we expect the market share penetration of outsourced sales organizations to increase in order to address these needs.  We have recently intensified our focus on strengthening all aspects of the core outsourced pharmaceutical sales teams business that we believe will most favorably position PDI as the leading outsourced promotional services organization in the United States. We believe our focus has led to the significant level of new business wins we experienced in 2012. In addition, we continue to diligently evaluate the risks and rewards of opportunities within our PC Services segment as they arise, while enhancing future value-added service offerings, as well as continue to evaluate acquisitions that will enhance our current service offerings and provide new business opportunities.

DESCRIPTION OF REPORTING SEGMENTS

For the year ended December 31, 2012, our three reporting segments were as follows:
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

PDI, Inc.
Annual Report on Form 10-K (continued)

Revenue and Cost of Services

We recognize revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Our contracts containing multiple deliverables are accounted for subject to the provisions of Accounting Standards Update No. 2009-13 (ASU 2009-13), "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force", an update to Accounting Standards Codification 605-25.

Sales Services

Revenue under pharmaceutical detailing contracts is generally based on the number of sales representatives utilized or the number of physician details made.  Revenue is generally recognized on a straight-line basis over the contract period or as the physician details are performed. A portion of revenues earned under certain contracts may be risk-based. The risk-based metrics are based on contractually defined percentages of prescriptions written.  Revenue from risk-based metrics is recognized in the period which the metrics have been attained and when we are reasonably assured that payment will be made.

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

The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on our financial condition or results of operations.  Historically, we have derived a significant portion of service revenue from a limited number of customers.  Concentration of business in the pharmaceutical industry is common and the industry continues to consolidate.  As a result, we are likely to continue to experience significant customer concentration in future periods.  For the year ended December 31, 2012, our three largest customers, who each individually represented 10% or more of our Sales Services revenue, collectively accounted for approximately 52.5% of our consolidated service revenue.  For the year ended December 31, 2011, our three largest customers, who each individually represented 10% or more of our Sales Services revenue, collectively accounted for approximately 72.4% of our consolidated service revenue.  See Note 13, Significant Customers, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting and hiring and certain other direct incremental costs, excluding pass through costs that are billed to customers. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. Through March 31, 2012, we expensed these initial direct program costs as incurred, as these amounts were not material to our operating results. As a result of our recent contract signings and plans to enter into larger contracts in the future, requiring more material initial direct program costs, commencing April 1, 2012, we changed our policy for the recognition of such initial direct program costs. These costs are now being deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the underlying contract. This change in accounting was not applied retrospectively because the effect on prior periods was immaterial.

PDI, Inc.
Annual Report on Form 10-K (continued)

During the year ended December 31, 2012, we deferred $1.8 million of initial direct program costs and amortized $0.2 million into expense. All personnel costs and other direct costs, excluding initial direct program costs, are expensed as incurred.

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which we are reimbursed at cost by our customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of services in the consolidated statements of operations.  For the years ended December 31, 2012 and 2011, reimbursable out-of-pocket expenses were $19.9 million and $24.8 million, respectively.

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

Revenue from certain promotional contracts that include more than one service offering is accounted for as multiple-element arrangements.  For these contracts, the deliverable elements are divided into separate units of accounting provided the following criteria are met: the delivered elements have stand-alone value to the customer; and if there is a right of return or refund, delivery or performance of the undelivered items is probable and substantially in our control.  The contract revenue is then allocated to the separate units of accounting.  Revenue and cost of services are recognized for each unit of accounting separately as the related services are rendered and costs are incurred, respectively.

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

For multiple element arrangements, revenue is recognized based on an allocation of the total amount of the arrangement to each deliverable based on fair value. Fair value is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price if neither VSOE or TPE is available. We use our best estimate of selling price to determine the value of all deliverables within the development unit of accounting and a majority of the deliverables within the delivery unit of accounting. The best estimate of selling price of standard deliverables is derived primarily from our standard rate card, which covers a majority of the deliverables included within our customer contracts and is reviewed and updated on an annual basis or more frequently if circumstances warrant, and management's margin objectives. Prices on the standard rate card are derived primarily from our standard hourly project budgets and standard hourly billing rate; however, these prices are then evaluated against recent market conditions and sales trends and may be adjusted by management in order to remain competitive in the current environment.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

Cost of services consists primarily of the costs associated with executing interactive digital promotional programs or other sales and marketing services identified in the contract and include personnel costs and other direct costs. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the professional staff that are directly responsible for executing a particular program. Other direct costs include, but are not limited to, freelance costs; email broadcasting fees; list rental fees; webkeys and direct mail production fees; and other promotional expenses.  All personnel costs and direct program costs are expensed as incurred.

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

Cost of services consists primarily of the costs associated with executing product detailing programs and includes personnel costs and other direct costs, as well as the initial direct costs associated with staffing a product detailing program. Cost of services may also include costs such as distribution, marketing and promotion, public relations, patient reimbursement programs, managed care support, and market research. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing the program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular program. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. Through March 31, 2012, we expensed initial direct program costs as incurred, as these amounts were not material to our operating results. As a result of our recent contract signings and plans to enter into larger contracts in the future, requiring more material initial direct program costs, commencing April 1, 2012, we changed our policy for the recognition of such initial direct program costs. These costs are now being deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the underlying contract. This change in accounting was not applied retrospectively because the effect on prior periods was immaterial. All personnel costs and other direct costs, excluding initial direct program costs, are expensed as incurred.

Contract Loss Provisions

Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.

Goodwill and Indefinite-Lived Intangible Assets

We allocate the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount classified as goodwill.  Since the entities we have acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests require significant management judgments and estimates.  These estimates are made based on, among other factors, reviews of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the market participant cost of capital.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to our results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments and thereby impact the fair value of these assets, which could result in an impairment of the goodwill or intangible assets.

We test goodwill and indefinite-lived intangible asset (Group DCA corporate tradename) for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition;

PDI, Inc.
Annual Report on Form 10-K (continued)

and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible asset and our consolidated financial results.

We test goodwill for impairment at the business (reporting) unit level, which is one level below our operating segments.  The goodwill has been assigned to the reporting unit to which the value relates.  One of our five reporting units, Group DCA, has goodwill. We tested goodwill by estimating the fair value of the reporting unit using a Discounted Cash Flow (DCF) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. We tested the indefinite-lived intangible asset using a Relief From Royalty Method (RFRM) under the Income Approach. The key assumptions used in the RFRM model include revenue growth rates, the terminal value and the assumed discount rate. While we use available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.

During our annual impairment tests of goodwill and indefinite-lived intangible assets, management identified potential impairment. Management then determined that these Group DCA business unit assets were impaired and recognized an impairment loss of $18.4 million as the carrying value of the Group DCA business unit was in excess of its fair value. If Group DCA's projected long-term sales growth rate, profit margins, or terminal rate continue to change, or the estimated weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired.

Long-Lived Assets, including Finite-Lived Intangible Assets

We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  During the year ended December 31, 2012 we recorded a non-cash charge of approximately $4.4 million related to the impairment of the Group DCA finite-lived intangible assets. This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

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

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products and forecasted life cycle and cash flows over that period. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ materially from the forecasted amounts.

Contingencies

In the normal course of business, we are subject to various contingencies. Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated, or otherwise disclosed, in accordance with Accounting Standards Codification 450, Contingencies. We are currently involved in certain legal proceedings and, as required, we have accrued our estimate of the probable costs for the resolution of these claims. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Predicting the outcome of claims and litigation, and estimating related costs and exposures, involves substantial uncertainties that could cause actual costs to vary materially from estimates.

PDI, Inc.
Annual Report on Form 10-K (continued)

In connection with the acquisition of Group DCA, we recorded the fair value of a contingent earn-out fee of approximately $1.6 million within long-term liabilities. The Group DCA purchase agreement provided for the former members of Group DCA to earn the contingent earn-out fee of up to an additional $30 million from the date of acquisition through December 31, 2012.  These earn-out fees were based on Group DCA’s achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for payments related to the periods ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011, and announced that we amended the Group DCA purchase agreement to negotiate a buyout of the contingent earn-out fee. Under the amendment, we paid $3.4 million in 2012 to buy out the contingent earn-out fee under the purchase agreement. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013.

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

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences.  The realization of these assets is dependent on generating future taxable income.  We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  Our recent operating results and projections of future income weighed heavily in our overall assessment.  The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2012 and 2011, as we determined that it was more likely than not that these assets would not be realized.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

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

	Years Ended December 31,
	2012	2011
Revenue, net	100.0%	100.0%
Cost of services	78.8%	79.4%
Gross profit	21.2%	20.6%
Compensation expense	12.9%	12.5%
Other selling, general and administrative expenses	9.0%	9.3%
asset impairments	18.5%	—%
DCA contingent consideration buyout and related charges	—%	1.8%
Facilities realignment	0.6%	—%
Total operating expenses	41.0%	23.6%
Operating loss	(19.9)%	(3.0)%
Other income, net	—%	—%
Loss from continuing operations
before income tax	(19.9)%	(3.0)%
Provision (benefit) for income tax	0.2%	(0.6)%
Loss from continuing operations	(20.1)%	(2.4)%
(Loss) from discontinued operations, net of tax	—%	(5.2)%
Net loss	(20.1)%	(7.6)%

Results of Continuing Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

(in thousands)	Sales	Marketing	PC
	Services	Services	Services	Consolidated
Year ended December 31, 2012:
Revenue, net	$99,206	$10,127	$17,566	$126,899
Cost of Services	$80,130	$7,240	$12,669	$100,039
Gross Profit	$19,076	$2,887	$4,897	$26,860
Gross Profit %	19.2%	28.5%	27.9%	21.2%

Year ended December 31, 2011:
Revenue, net	$135,970	$12,195	$9,126	$157,291
Cost of Services	$108,770	$9,144	$6,906	$124,820
Gross Profit	$27,200	$3,051	$2,220	$32,471
Gross Profit %	20.0%	25.0%	24.3%	20.6%

PDI, Inc.
Annual Report on Form 10-K (continued)

Operations Overview

We operate in three business segments: Sales Services; Marketing Services; and PC Services. In 2012, results from continuing operations in our PC Services segment improved significantly relative to 2011; however, this improvement was more than offset by declines in both our Sales Services and Marketing Services segments.

As we have previously stated, although we anticipate a continued downsizing of sales forces by the pharmaceutical industry, we expect that this downsizing has the potential to create an increase in the level of outsourcing of sales and marketing services as the pharmaceutical industry drives to create a new selling model. While we believe that the long-term trends in the pharmaceutical industry will result in a higher level of outsourcing of the types of services we provide, we plan to seek more predictable, higher growth and higher margin business by intensifying our previously announced strategy of in-licensing, acquiring or partnering of products. We believe the overall value of our offerings will be improved by our ability to integrate our core and expand offerings as discussed in the "Going Forward" section further below.

Revenue, net

Consolidated revenue for the year ended December 31, 2012 decreased by $30.4 million, or 19.3%, to $126.9 million, compared to the year ended December 31, 2011. This was primarily attributable to the significant revenue increase from the contract in our PC Services segment being more than offset by the anticipated expiration or non-renewal of contracts in our Sales Services segment exceeding the revenue from new and renewal contracts due to the timing of signing and commencing new contracts, and fewer signings in our Marketing Services segment.

Revenue in our Sales Services segment for the year ended December 31, 2012 decreased by $36.8 million, or 27.0%, to $99.2 million, compared to the year ended December 31, 2011. The decrease in Sales Services revenue was primarily due to certain clients renewing with a smaller salesforce and the anticipated expiration of certain other contracts totaling approximately $77 million partially offset by the launch of several new multi-year contracts and extensions. For the full year of 2012, we signed more than $250 million of multi-year new contract wins and extensions, of which only approximately $40 million was recognized in 2012.

Revenue in our Marketing Services segment for the year ended December 31, 2012 decreased by $2.1 million, to $10.1 million, compared to the year ended December 31, 2011.  This decrease was primarily due to a decline in revenue at our Group DCA business unit as a result of fewer contract signings, contraction in the amounts being spent by pharmaceutical companies in 2012 and delays in our customer's medical legal regulatory approval process.

Revenue in our PC Services segment for the year ended December 31, 2012 of $17.6 million is related to our fee-for-service arrangement within our Interpace BioPharma business unit. Revenue in the PC Services segment for the year ended December 31, 2011 of $9.1 million reflects the start-up of our product commercialization activities as well as less than a half year of product commercialization salesforce activities.
Cost of services

Consolidated cost of services for the year ended December 31, 2012 decreased $24.8 million, or 19.9%, to $100.0 million, compared to the year ended December 31, 2011. This decrease was primarily due to the reduction of contracts within our Sales Services segment, partially offset by the increase in costs associated with our fee-for-service arrangement in our PC Services segment.

Cost of services in our Sales Services segment for the year ended December 31, 2012 decreased to $80.1 million, or 26.3%, compared to the year ended December 31, 2011. This decrease was directly attributable to the decrease in revenue discussed above.

Cost of services in our Marketing Services segment for the year ended December 31, 2012 decreased $1.9 million to $7.2 million, compared to the year ended December 31, 2011. This decrease was attributable to our emphasis on cost savings initiatives as we right-sized the structure of our Group DCA business unit throughout 2011 and 2012 as well as the decrease in revenue discussed above.

Cost of services in our PC Services segment for the year ended December 31, 2012 increased to $12.7 million. These costs are related to our fee-for-service arrangement in our Interpace BioPharma business unit. Cost of services in the PC Services segment of $6.9 million for the year ended December 31, 2011 reflects the start-up of our product commercialization activities as well as less than a half a year of product commercialization salesforce activities.

PDI, Inc.
Annual Report on Form 10-K (continued)

Gross profit

Consolidated gross profit for the year ended December 31, 2012 decreased by $5.6 million, or 17.3%, to $26.9 million, compared to the year ended December 31, 2011. The consolidated gross profit percentage increased 0.5%, to 21.2% for the year ended December 31, 2012, compared to the year ended December 31, 2011.

The gross profit percentage in our Sales Services segment for the year ended December 31, 2012 decreased by 0.8%, to 19.2%, compared to the year ended December 31, 2011. This decrease was primarily due to fixed management costs in our Established Relationship Team over a lower revenue base in 2012.

The gross profit percentage in our Marketing Services segment for the year ended December 31, 2012 increased to 28.5%, from 25.0% in the year ended December 31, 2011. This increase was primarily attributable to Group DCA realizing more normalized margins in the year ended December 31, 2012 as compared to the year ended December 31, 2011. The significant impact of acquisition accounting on Group DCA's deferred revenue, had a direct effect on the business unit's revenue, and therefore gross profit, in the year ended December 31, 2011.

The gross profit in our PC Services segment for the year ended December 31, 2012 was $4.9 million and is related to our fee-for-service arrangement in our Interpace BioPharma business unit. Gross profit of $2.2 million in the PC Services segment for the year ended December 31, 2011 reflects the start-up of our product commercialization activities as well as less than half a year of product commercialization salesforce activities.

Note: Compensation expense and Other selling, general and administrative (other SG&A) expense amounts for each segment include allocated corporate overhead.

Compensation expense (in thousands)
Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	sales	Services	sales	Services	sales	Total	sales
2012	$12,602	12.7%	$2,912	28.8%	$900	5.1%	$16,414	12.9%
2011	14,209	10.5%	5,129	42.1%	356	3.9%	19,694	12.5%
Change	$(1,607)		$(2,217)		$544		$(3,280)

Consolidated compensation expense for the year ended December 31, 2012 decreased by $3.3 million, or 16.7%, compared to the year ended December 31, 2011.  The decrease was primarily attributable to the decrease at Group DCA of $2.2 million from right-sizing the business throughout 2011 and 2012 as well as a decrease of $0.8 million in corporate salary expense. As a percentage of consolidated revenue, consolidated compensation expense increased to 12.9% for the year ended December 31, 2012, from 12.5% for the year ended December 31, 2011, primarily due to the decrease in consolidated revenue.

Compensation expense in our Sales Services segment for the year ended December 31, 2012 decreased by $1.6 million, or 11.3%, to $12.6 million compared to the year ended December 31, 2011.  As a percentage of segment revenue, compensation expense increased 2.2%, to 12.7% for the year ended December 31, 2012, from 10.5% for the year ended December 31, 2011. The increase in segment compensation expense as a percent of segment revenue was primarily driven by the decrease in segment revenue.

Compensation expense in our Marketing Services segment for the year ended December 31, 2012 decreased by $2.2 million, to $2.9 million, compared to the year ended December 31, 2011. This decrease was primarily due to the continued right-sizing of the Group DCA business throughout 2011 and 2012, including a decrease in executive compensation costs.  As a percentage of segment revenue, segment compensation expense decreased 13.3%, to 28.8% for the year ended December 31, 2012, from 42.1% for the year ended December 31, 2011. The decrease in segment compensation expense as a percent of segment revenue was a result of Group DCA's compensation expense decreasing from right-sizing the business.

Compensation expense in our PC Services segment for the year ended December 31, 2012 of $0.9 million is primarily attributable to a full year of allocated corporate support costs. Compensation expense for the year ended December 31, 2011 represents less than a full year of allocated corporate support costs as the contract in the Interpace BioPharma business unit was in place for less than a full year.

PDI, Inc.
Annual Report on Form 10-K (continued)

Other selling, general and administrative expenses (in thousands)
Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	sales	Services	sales	Services	sales	Total	sales
2012	$6,813	6.9%	$3,880	38.3%	$762	4.3%	$11,455	9.0%
2011	9,719	7.1%	4,526	37.1%	345	3.8%	14,590	9.3%
Change	$(2,906)		$(646)		$417		$(3,135)

 Consolidated other selling, general and administrative expenses for the year ended December 31, 2012 decreased by $3.1 million, or 21.5%, to $11.5 million, compared to the year ended December 31, 2011. The decrease was primarily driven by our continued focus on cost savings, in particular: a $1.8 million decrease in professional services (i.e. consulting, audit, legal services); a $0.5 million decrease in information technology costs; and a $0.5 million decrease in travel and entertainment. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased slightly to 9.0% for the year ended December 31, 2012, from 9.3% in the year ended December 31, 2011, due to the decrease in consolidated other selling, general and administrative expenses.

Other selling, general and administrative expenses in our Sales Services segment for the year ended December 31, 2012 decreased by $2.9 million, to $6.8 million, compared to the year ended December 31, 2011. As a percentage of segment revenue, other selling, general and administrative expenses decreased 0.2%, to 6.9% for the year ended December 31, 2012, from 7.1% for the year ended December 31, 2011.  This decrease was primarily attributable to a reduction in the allocated corporate costs discussed above.

Other selling, general and administrative expenses in our Marketing Services segment for the year ended December 31, 2012 decreased by $0.6 million, or 14.3%, to $3.9 million, compared to the year ended December 31, 2011, primarily due to a decrease in information technology and travel and entertainment expenses at Group DCA. As a percentage of segment revenue, other selling, general and administrative expenses increased to 38.3% for the year ended December 31, 2012, from 37.1% for the year ended December 31, 2011. This increase was primarily attributable to the decrease in Group DCA revenue in the period ended December 31, 2012 compared to the year ended December 31, 2011.

Other selling, general and administrative expenses associated with our PC Services segment for the years ended December 31, 2012 and 2011 was $0.8 million and $0.3 million, respectively. The increase in other selling, general and administrative expenses in our PC Services segment in 2012 is attributable to a full year of allocated corporate support costs.

DCA contingent consideration buyout and related charges

In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buyout of the contingent earn-out fee. Under the amendment, we paid $3.4 million in 2012 to buy out the contingent earn-out fee under the purchase agreement. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013. Partially offsetting these charges was the write-off of the $1.6 million contingent earn-out fee we had accrued for in purchase accounting as of the acquisition date. As a result, we recorded a charge of approximately $2.9 million within our Marketing Services segment for the year ended December 31, 2011.

Asset impairments

For the year ended December 31, 2012, we incurred approximately $22.8 million in asset impairment charges within our Marketing Services segment. These impairment charges were associated with the write-down of goodwill of $16.4 million and other intangible assets of $6.4 million in our Group DCA business unit. The recent decline in revenue from significant customers in the business unit, the decrease in new business generated by this business unit and changes in pharmaceutical industry spending were the main factors contributing to the impairment. We also incurred a charge of approximately $0.7 million in 2012 related to the write-off of all of the assets related to the sale of Pharmakon to Informed as we believe these assets have become impaired.

Facilities realignment

For the year ended December 31, 2012, our Marketing Services segment incurred a charge of approximately $0.7 million related to the downsizing of approximately 9,000 square feet of office space in Parsippany, New Jersey.  We are currently seeking to sublet this unused office space.

PDI, Inc.
Annual Report on Form 10-K (continued)

Operating loss

There were operating losses from continuing operations of $25.2 million and $4.7 million during the years ended December 31, 2012 and 2011, respectively.  The increase in operating loss from continuing operations in 2012 was primarily attributable to the significant improvement in our PC Services segment and decreases in compensation and other selling, general and administrative expenses, being more than offset by the asset impairments and reduction in gross profit from the decline in 2012 revenue.

Provision for income taxes

We had an income tax expense of approximately $0.2 million for the year ended December 31, 2012, compared to an income tax benefit of $0.9 million for the year ended December 31, 2011. Income tax expense for the year ended December 31, 2012 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions. The income tax benefit for the year ended December 31, 2011 was primarily due to the release of reserves related to uncertain tax positions that were reversed in connection with the closing of the Company's IRS examination for the 2003, 2004 and 2008 tax years.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had cash and cash equivalents and short-term investments of approximately $52.9 million and working capital of $35.2 million, compared to cash and cash equivalents and short-term investments of approximately $64.5 million and working capital of approximately $34.3 million at December 31, 2011. As of December 31, 2012 and 2011, we had no outstanding commercial debt.

During the years ended December 31, 2012 and December 31, 2011, there was net cash used in operating activities of $10.3 million and net cash provided by operating activities of $2.0 million, respectively.   The main components of cash used in operating activities during the year ended December 31, 2012 was the net loss and decreases in our current liability accounts. The decrease in accrued expenses was primarily driven by payments of severance and close-out costs associated with discontinued operations, from the sale of our Pharmakon business unit in December 2011, the right-sizing of the Group DCA business unit and $3.4 million of scheduled payments to buy out the contingent earn-out fee under the Group DCA purchase agreement. The main components of cash provided by operating activities for the year ended December 31, 2011 was a decrease in assets of $3.0 million, which more than offset the net loss of $11.9 million after taking into effect non-cash items of $10.5 million.

As of December 31, 2012, we had $2.0 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits on contracts in progress are earned and billed within a few months of the period they are originally recognized.  As of December 31, 2012, we had approximately $14.5 million of unearned contract revenue.  Unearned contract revenue represents amounts billed to customers for services that have not been performed.  These amounts are recorded as revenue in the periods they are earned, which is generally within a few months of the period they are originally recognized.

For the years ended December 31, 2012 and December 31, 2011, net cash used in investing activities was approximately $1.1 million and $0.3 million, respectively, for capital expenditures.

For each of the years ended December 31, 2012 and 2011, net cash used in financing activities represents shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

We had standby letters of credit of approximately $2.6 million and $3.1 million at December 31, 2012 and 2011, respectively, as collateral for our existing insurance policies and our facility leases.  Our standby letters of credit automatically renew every year unless canceled in writing by us with consent of the beneficiary, generally not less than 60 days before the expiry date.

We recorded facility realignment charges totaling approximately $0.7 million during the year ended December 31, 2012 for costs related to excess leased office space at our Marketing Services segment Parsippany, New Jersey facility.  We are currently seeking to sublet this unused office space. In December 2011, we sold certain assets of our Pharmakon business unit, vacated the business units' Schaumburg, Illinois facility and recorded a facility realignment charge of $0.4 million in discontinued operations. We have sublet the 6,700 square feet of office space at the Schaumburg facility. The lease and sublease run through February 2015.

A rollforward of the activity for the facility realignment accrual is as follows (in thousands):

PDI, Inc.
Annual Report on Form 10-K (continued)

Balance as of January 1, 2011	$6,301
Accretion	159
Adjustments	206
Payments	(2,177)
Balance as of December 31, 2011	$4,489
Accretion	142
Adjustments	715
Payments	(2,067)
Balance as of December 31, 2012	$3,279

Charges for facility lease obligations relate to real estate lease contracts where we have exited certain space and are required to make payments over the remaining lease term (January 2016 for the Saddle River, New Jersey facility, November 2016 for the Dresher, Pennsylvania facility, February 2015 for the Schaumburg, Illinois facility and June 2017 for the Parsippany, New Jersey facility).  All lease termination amounts are shown net of projected sublease income.

We made payments, net of cash received, to purchase all issued and outstanding membership interests of Group DCA on November 3, 2010 of approximately $23.9 million, of which $1.3 million was held in escrow.  The $1.3 million placed in escrow was paid out during the year ended December 31, 2012.  The former members of Group DCA had the ability to earn up to $30.0 million in specified contingent earn out payments from the date of acquisition through December 31, 2012.  These payouts were based on Group DCA’s achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for payments relating to the period ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buy out of the contingent earn-out fee. Under the amendment, we paid $3.4 million in 2012 to buy out the contingent earn-out fee under the purchase agreement. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in 2013.

Going Forward

Primarily as a result of the impact of the significant multi-year contracts we won in 2012 totaling over $250 million, consolidated revenue in 2013 should be slightly more than the $126.9 million of consolidated revenue recorded in 2012, excluding any new business we win and revenue we earn in 2013. Assuming a reasonable level of new business wins, and no early termination of contracts, we anticipate consolidated 2013 revenue to be at least 25% higher than 2012 revenue. We do however anticipate gross profit percent to be lower than it has historically been due to competitive pressures resulting in 2013 gross profit being up to 10% below that of 2012. Before any investment in the business, we anticipate combined 2013 compensation expense and other selling, general and administrative expenses to be marginally higher than 2012. With that said, in 2013, we expect to invest in several areas that will proactively leverage our core strengths, help differentiate us and intensify our competitive position in the market.

First, in order to add more predictable, higher growth, higher margin business that can smooth the natural volatility of our current core businesses, we will intensify our previously announced strategy of in-licensing, acquiring or partnering of products through Interpace BioPharma. Given our proven core sales and marketing and full commercialization capabilities, we believe this is a natural extension for us and the strength of these core capabilities, our installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with our product strategy.

We are prepared to use a portion of our cash, supplemented by additional financings, if necessary, to further this strategy as these opportunities will require substantial up-front investment. We are actively seeking opportunities of this kind, and see the potential to complete at least one during 2013 and multiple deals over the longer term. We are currently in the final stages of narrowing the areas of focus that we believe will best leverage our core capabilities and will be refocusing resources internally and adding both internal and external resources to move this strategy forward.

Next, in order to further differentiate our core offerings, we intend to make significant investment in systems and equipment to advance these core offerings in 2013. We have developed strong capabilities in delivering integrated multi-channel offerings to health care providers. The breadth of these offerings and the ability to integrate them in a return on investment focused manner has been a contributing factor in many of our recent new business wins.

PDI, Inc.
Annual Report on Form 10-K (continued)

Finally, we plan to invest in and launch a new product offering in our Group DCA business unit that will provide a unique platform for delivering sales representative driven, multi-channel communications to health care providers. This offering will initially lean heavily on the Group DCA database of over 300,000 physicians. This platform can be utilized by our entire organization, but has a much broader pharmaceutical industry application.

In total, we are prepared to commit $4 to $5 million to support these three areas in 2013, which does not include any amounts invested for product in-licensing, acquisitions or partnering. While we will capitalize some of these expenses initially, we expect that at least half of what we spend will be expensed in 2013. Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $3.0 million in 2013.  We expect our working capital requirements to increase as a result of new customer contracts generally providing for longer than historical payment terms.

Considering the information provided above, we anticipate 2013 operations will result in a loss and 2013 cash flows will be negative. While we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months, we will likely require alternative forms of financing to achieve our strategic plan of product in-licensing, acquisitions or partnering.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  Our four largest customers in 2012 accounted for approximately 27.1%, 15.3%, 13.9%, and 11.9%, respectively, of our revenue.  We believe that we will continue to experience a high degree of customer concentration and that the loss or a significant reduction of business from any of our major customers, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.  One of our Established Relationship Teams’ services to a significant customer are seasonal in nature, occurring primarily in the winter season.

We will continue to right-size our facilities and corporate structure on a go-forward basis.

Contractual Obligations

We have committed cash outflow related to operating lease agreements and other contractual obligations. We lease facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as predefined rent escalations.  Total expense under these agreements for the years ended December 31, 2012 and 2011 was approximately $3.0 million and $3.8 million, respectively, of which $2.4 million and $3.3 million, respectively, related to automobiles leased for use by employees for a maximum lease term of one year from the date of delivery with the option to renew.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 PDI is a "smaller reporting company" for purposes of the disclosure requirements in Regulation S-K of the SEC and therefore not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedule specified by this Item 8, together with the reports thereon of BDO USA, LLP and Ernst & Young LLP, are presented following Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Ernst & Young LLP (“E&Y”), the Company's independent registered public accounting firm, was dismissed on March 23, 2012. The Registrant appointed BDO USA, LLP (“BDO”) as the Registrant's principal independent registered public accounting firm to audit its financial statements on the same day. The change was approved by the Audit Committee of Registrant's Board of Directors.

E&Y's reports on the Registrant's financial statements as of and for the fiscal year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. During the Registrant's fiscal year ended December 31, 2011 and the subsequent interim period through March 23, 2012, there were no disagreements between the Registrant and E&Y on any matter of accounting principles or practices, financial statement disclosures

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

or auditing scope and procedures, which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference thereto in their reports on the financial statements for such years.

The Registrant has not consulted with BDO during the two fiscal years ended December 31, 2011 and December 31, 2010 and the subsequent interim period through March 23, 2012, regarding (i) the application of accounting principles to a specified transaction either completed or proposed or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and neither a written report was provided to the Registrant nor oral advice was provided that BDO concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Audit Committee authorized E&Y to respond fully to any and all inquiries of the successor auditor concerning any matters that occurred during E&Y’s tenure as the Company’s auditor, including any of the matters referred to above.

E&Y furnished a letter addressed to the Securities and Exchange Commission stating they are in agreement with the statements contained in the first sentence of the first paragraph above, and the second and fourth paragraphs above. E&Y's furnished letter addressed to the Securities and Exchange Commission also stated that they have no basis to agree or disagree with other statements of the Company listed above.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.  Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2012 as required by Section 404 of the Sarbanes-Oxley Act. Management's report on our internal control over financial reporting is included in this Form 10-K. Management has concluded that internal control over financial reporting is effective as of December 31, 2012.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

PDI's management has assessed the effectiveness of internal control over financial reporting as of December 31, 2012, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, PDI's management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2013 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2013 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2013 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions that is responsive to Item 13 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2013 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2013 annual meeting of stockholders and such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedule

Schedule II:      Valuation and Qualifying Accounts

PDI, Inc.
Annual Report on Form 10-K (continued)

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1
Asset Purchase Agreement by and among InServe Support Solutions, the Company and Informed Medical Communications, Inc. dated December 30, 2011 (16). Upon the request of the SEC, the Company agrees to furnish copies of the following exhibits and schedules: Exhibit A - Form of Promissory Note; Exhibit B - Form of Bill of Sale; Exhibit C - Form of Assignment and Assumption Agreement; Schedule 1(a)(ii) - Contracts, Agreements, Proposals, Identified Opportunities; Schedule 1(a)(ii) - Client and Customer List; Schedule 1(a)(iii) - Intellectual Property Assets; Schedule 1.1(b) - Accounts Receivable; Schedule 2(b) - Programs Qualifying for Buyer Royalty Payments; Schedule 9(g) - Consents; Schedule 15 - Employees; Schedule 17(f) - Name Use Terminations.

3.1	Certificate of Incorporation of PDI, Inc. (1)
3.2	By-Laws of PDI, Inc. (1)
3.3	Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (3)
3.4	Certificate of Amendment to the Certificate of Incorporation of PDI, Inc. (18)
4.1	Specimen Certificate Representing the Common Stock (1)
10.1*	1998 Stock Option Plan (1)
10.2*	2000 Omnibus Incentive Compensation Plan (2)
10.3*	Executive Deferred Compensation Plan (12)
10.4*	2004 Stock Award and Incentive Plan (4)
10.5*	Form of Restricted Stock Unit Agreement for Employees (11)
10.6*	Form of Stock Appreciation Rights Agreement for Employees (11)
10.7*	Form of Restricted Stock Unit Agreement for Directors (11)
10.8*	Form of Restricted Share Agreement (12)
10.9*	Employment Separation Agreement between the Company and Nancy Lurker (7)
10.10*	Amended and Restated Employment Agreement between the Company and Jeffrey Smith (8)
10.14	Saddle River Executive Centre Lease (5)
10.15	Saddle River Executive Centre 2005 Sublease (5)
10.16	Saddle River Executive Centre 2007 Sublease (6)
10.17	First Amendment to Saddle River Executive Centre 2005 Sublease (10)
10.18	Morris Corporate Center Lease (9)
10.20.1	Amended and Restated Master Services Agreement, dated September 23, 2009, between the Company and Pfizer Inc. (14)

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
10.20.2	Statement of Work dated October 2, 2012 between the Company and Pfizer Inc., filed herewith
10.20.3	Amendment No. 1 to the Amended and Restated Master Services Agreement, effective September 22, 2011, between the Company and Pfizer Inc., filed herewith
10.21	Consulting Agreement, dated July 1, 2010, between the Company and John P. Dugan (13)
10.22	Membership Interest Purchase Agreement, dated November 3, 2010, between the Company, Group DCA, LLC, JD & RL, Inc., Robert O. Likoff and Jack Davis (15)
10.25	Group DCA Lease in Parsippany, NJ (15)
10.26*	Stock Appreciation Rights for Nancy Lurker (15)
10.27*	New Hire Chief Executive Officer Term Sheet (15)
16.1	Change in Certifying Accountants (17)
18.1	Preferability Letter of BDO USA, LLP (18)
21.1	Subsidiaries of the Registrant (15)
23.1	Consent of BDO USA, LLP, filed herewith
23.2	Consent of Ernst & Young LLP, filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
*	Denotes compensatory plan, compensation arrangement or management contract.
†	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order for confidential treatment from the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), filed with the SEC on May 19, 1998 and incorporated herein by reference.
(2)	Filed as an exhibit to our definitive proxy statement dated May 10, 2000, filed with the SEC on May 11, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 and incorporated herein by reference.
(4)	Filed as an exhibit to our definitive proxy statement dated April 28, 2004, filed with the SEC on April 28, 2004 and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 10-K for the year ended December 31, 2005, filed with the SEC on March 17, 2006 and incorporated herein by reference.

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
(6)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 13, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 18, 2008 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 4, 2009 and incorporated herein by reference.
(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009 and incorporated herein by reference.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010 and incorporated herein by reference.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 4, 2010 and incorporated herein by reference
(14)	Filed as an exhibit to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the SEC on January 28, 2011 and incorporated herein by reference.
(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 23, 2011 and incorporated herein by reference.
(16)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012 and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 29, 2012 and incorporated herein by reference.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 14, 2012 and incorporated herein by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2013.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 15th day of March, 2013.

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
Veronica Lubatkin

PDI, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedules

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended
December 31, 2012 and 2011	F-4

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2012 and 2011	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2012 and 2011	F-6

Notes to Consolidated Financial Statements	F-7

Schedule II. Valuation and Qualifying Accounts	F-32

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.:

We have audited the accompanying consolidated balance sheet of PDI, Inc. as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2012.  Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PDI, Inc. at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in the relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/BDO USA, LLP

Woodbridge, New Jersey
March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.:

We have audited the accompanying consolidated balance sheet of PDI, Inc. as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2011.  Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDI, Inc. at December 31, 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in the relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst &Young LLP

MetroPark, New Jersey
March 9, 2012

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$52,783	$64,337
Short-term investments	92	127
Accounts receivable, net	10,687	9,633
Unbilled costs and accrued profits on contracts in progress	1,955	2,593
Other current assets	6,066	3,670
Total current assets	71,583	80,360
Property and equipment, net	2,396	2,484
Goodwill	2,523	18,908
Other intangible assets, net	—	7,309
Other long-term assets	1,945	4,318
Total assets	$78,447	$113,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,388	$4,139
Unearned contract revenue	14,501	15,882
Accrued salary and bonus	6,674	8,283
Other accrued expenses	11,827	17,774
Total current liabilities	36,390	46,078
Long-term liabilities	6,427	7,778
Total liabilities	42,817	53,856
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 and 100,000,000 shares authorized, respectively
16,063,514 and 15,820,373 shares issued, respectively;
14,965,875 and 14,744,924 shares outstanding, respectively	161	158
Additional paid-in capital	128,508	126,720
Accumulated deficit	(79,258)	(53,731)
Accumulated other comprehensive income	11	12
Treasury stock, at cost (1,097,639 and 1,075,449 shares, respectively)	(13,792)	(13,636)
Total stockholders' equity	35,630	59,523
Total liabilities and stockholders' equity	$78,447	$113,379

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	For The Years Ended December 31,
	2012	2011
Revenue, net	$126,899	$157,291
Cost of services	100,039	124,820
Gross profit	26,860	32,471
Operating expenses:
Compensation expense	16,414	19,694
Other selling, general and administrative expenses	11,455	14,590
Asset impairments	23,517	—
Group DCA contingent consideration buyout and related charges	—	2,889
Facilities realignment	706	—
Total operating expenses	52,092	37,173
Operating loss	(25,232)	(4,702)
Other expense, net	(28)	(14)
Loss from continuing operations before tax	(25,260)	(4,716)
Provision (benefit) for income tax	208	(939)
Loss from continuing operations	(25,468)	(3,777)
Loss from discontinued operations, net of tax	(59)	(8,137)
Net loss	$(25,527)	$(11,914)

Other comprehensive (loss) income:
Unrealized holding (loss) gain on available-for-sale securities, net	(1)	4

Comprehensive loss	$(25,528)	$(11,910)

Basic and diluted loss per share of common stock:
From continuing operations	$(1.75)	$(0.26)
From discontinued operations	—	(0.57)
Net loss per basic and diluted share of common stock	$(1.75)	$(0.83)
Weighted average number of common shares and common share equivalents outstanding:
Basic	14,585	14,440
Diluted	14,585	14,440

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	For The Years Ended December 31,
	2012		2011
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	15,820	$158	15,464	$155
Common stock issued	144	1	141	1
SARs exercised	4	—	11	—
Restricted stock issued	151	2	236	2
Restricted stock forfeited	(55)	—	(32)	—
Balance at December 31	16,064	161	15,820	158
Treasury stock:
Balance at January 1	1,075	(13,636)	1,073	(13,620)
Treasury stock purchased	22	(156)	2	(16)
Balance at December 31	1,097	(13,792)	1,075	(13,636)
Additional paid-in capital:
Balance at January 1		126,720		124,787
Common stock issued		(1)		(1)
Restricted stock issued		(2)		(2)
Stock-based compensation expense		1,791		1,936
Balance at December 31		128,508		126,720
Accumulated deficit:
Balance at January 1		(53,731)		(41,817)
Net loss		(25,527)		(11,914)
Balance at December 31		(79,258)		(53,731)
Accumulated other comprehensive income (loss):
Balance at January 1		12		8
Unrealized holding (loss) gain on available-for-sale securities, net of tax		(1)		4
Balance at December 31		11		12
Total stockholders' equity		$35,630		$59,523

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(25,527)	$(11,914)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,034	3,046
Realignment accrual accretion	142	161
Provision for bad debt, net	16	58
Reversal of contingent consideration accrual	—	(1,557)
Non-cash loss on sale of Pharmakon	—	6,868
Stock-based compensation	1,791	1,936
Asset impairments	23,517	—
Non-cash facilities realignment	69	—
Other changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,054)	1,397
Decrease in unbilled costs	638	770
Increase in other current assets	(758)	(1,797)
(Increase) decrease in other long-term assets	(7)	2,617
(Decrease) increase in accounts payable	(751)	873
(Decrease) increase in unearned contract revenue	(1,381)	2,465
Decrease in accrued salaries and bonus	(1,609)	(2,381)
(Decrease) increase in accrued liabilities	(5,913)	1,817
Decrease in long-term liabilities	(1,493)	(2,374)
Net cash (used in) provided by operating activities	(10,286)	1,985
Cash Flows From Investing Activities
Purchase of property and equipment	(1,112)	(343)
Net cash used in investing activities	(1,112)	(343)
Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(156)	(16)
Net cash used in financing activities	(156)	(16)
Net (decrease) increase in cash and cash equivalents	(11,554)	1,626
Cash and cash equivalents – beginning	64,337	62,711
Cash and cash equivalents – ending	$52,783	$64,337
Cash paid for taxes	$175	$37

The accompanying notes are an integral part of these consolidated financial statements

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

1.	Nature of Business and Significant Accounting Policies

Nature of Business

PDI, Inc., together with its wholly-owned subsidiaries (PDI or the Company), is a leading provider of outsourced commercial services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States. PDI is a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers' strategic and financial product objectives. In addition to outsourced sales teams in the United States, PDI also provides other promotional services, including clinical educator services, digital communications, teledetailing and with the formation of our Interpace BioPharma business unit, PDI provides pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions. These services include distribution, full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. Combined, PDI's services offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout the product lifecycle, from development through maturity. PDI provides innovative and flexible service offerings designed to drive customers' businesses forward and successfully respond to a continually changing market. The Company's services provide a vital link between its customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients. The Company provides these services through three reporting segments: Sales Services; Marketing Services; and Product Commercialization Services (PC Services).

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The consolidated financial statements include the accounts of PDI, Inc. and its wholly-owned subsidiaries: Group DCA, LLC (Group DCA); PDI Investment Company, Inc., Interpace BioPharma, LLC; and presented as discontinued operations, InServe Support Solutions (Pharmakon) and TVG, Inc. (TVG).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company records a provision for estimated losses based upon the inability of its customers to make required payments using historical experience and periodically adjusts these provisions to reflect actual experience.  Additionally, the Company will establish a specific allowance for doubtful accounts when it becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing).  There was no allowance for doubtful accounts for trade accounts receivables as of December 31, 2012 and 2011.

Unbilled Costs and Accrued Profits

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

Loans and Investments in Privately Held Entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies.  The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded.  On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful notes is necessary.  These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  The Company records interest income on the impaired loans; however, that amount is fully reserved if the investee is not making its interest payments.  Subsequent cash receipts on the outstanding interest are applied against the outstanding interest receivable balance and the corresponding allowance.  The Company’s assessments of value are subjective given that the investees may be at an early stage of development and rely regularly on their investors for cash infusions.  As of December 31, 2012 and 2011, the Company had loan receivable balances of $750,000 and $500,000, respectively, all of which has been fully reserved.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation and amortization is recognized on a straight-line basis, using the estimated useful lives of: seven to ten years for furniture and fixtures; two to five years for office and computer equipment; and leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases which are currently four to five years.  Repairs and maintenance are charged to expense as incurred.  Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and investments in marketable securities. The Company maintains deposits in federally insured financial institutions.  The Company also holds investments in Treasury money market funds that maintain an average portfolio maturity less than 90 days and deposits held with financial institutions may exceed the amount of insurance provided on such deposits; however, management believes the Company is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held and the nature of the investments.

Goodwill and Indefinite-Lived Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount classified as goodwill.  Since the entities the Company has acquired do not have significant

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill.  The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests require significant management judgments and estimates.  These estimates are made based on, among other factors, reviews of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the market participant cost of capital.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company’s results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments and thereby impact the fair value of these assets, which could result in an impairment of the goodwill or intangible assets.

The Company tests its goodwill and indefinite-lived intangible asset (Group DCA corporate tradename) for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible asset and our consolidated financial results.

The Company tests its goodwill for impairment at the business (reporting) unit level, which is one level below its operating segments.  The goodwill has been assigned to the reporting unit to which the value relates.  One of the Company's five reporting units, Group DCA, has goodwill. The Company tested goodwill by estimating the fair value of the reporting unit using a Discounted Cash Flow (DCF) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant's weighted-average cost of capital used to discount future cash flows to their present value. The Company tested the indefinite-lived intangible asset using a Relief From Royalty Method (RFRM) under the Income Approach. The key assumptions used in the RFRM model include revenue growth rates, the terminal value and the assumed discount rate. While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.

During the Company's annual impairment tests of goodwill and indefinite-lived intangible assets, management identified potential impairment. The Company's management then determined that these Group DCA business unit assets were impaired and recognized an impairment loss of $18.4 million as the carrying value of the Group DCA business unit was in excess of its fair value. If Group DCA's projected long-term sales growth rate, profit margins, or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired. See Note 4, Fair Value Measurements, Note 7, Goodwill and Other Intangible Assets and Note 18, Discontinued Operations for further information.

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

During the year ended December 31, 2012 the Company recorded a non-cash charge of approximately $4.4 million related to the impairment of the Group DCA finite-lived intangible assets. See Note 7, Goodwill and Other Intangible Assets, for additional information.
Additionally, during the year ended December 31, 2012, the Company recorded a non-cash charge of approximately $0.1 million for the impairment of certain furniture and leasehold improvements as a result of exiting approximately 9,000 square feet of office space at its Group DCA facility in Parsippany, New Jersey. This charge has been recorded in continuing operations. During the year ended December 31, 2011, the Company recorded non-cash charges of approximately $0.1 million for the

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

impairment of certain furniture and leasehold improvements as a result of exiting the space in Schaumburg, Illinois. This charge has been recorded in discontinued operations. See Note 14, Facilities Realignment, and Note 18, Discontinued Operations, for additional information.

Self-Insurance Accruals

The Company is self-insured for benefits paid under employee healthcare programs.  The Company’s liability for healthcare claims is estimated using an underwriting determination which is based on the current year’s average lag days between when a claim is incurred and when it is paid.  The Company maintains stop-loss coverage with third-party insurers to limit its total exposure on all of these programs.  Periodically, the Company evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.  Management reviews the self-insurance accruals on a quarterly basis.  Actual results may vary from these estimates, resulting in an adjustment in the period of the change in estimate.  Prior to October 1, 2008, the Company was  also self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars.  Beginning October 1, 2008, the Company became fully-insured through an outside carrier for these losses.  The Company’s liability for claims filed and claims incurred but not reported prior to October 1, 2008 is estimated on an actuarial undiscounted basis supplied by our insurance brokers and insurers using individual case-based  valuations and statistical analysis. These estimates are based upon judgment and historical experience.  However, the final cost of many of these claims may not be known for five years or more after filing of the claim. At December 31, 2012 and 2011, self-insurance accruals totaled $0.9 million and $1.1 million, respectively, and are included in other accrued expenses on the balance sheet.

Contingencies

In the normal course of business, the Company is subject to various contingencies. Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated, or otherwise disclosed, in accordance with Accounting Standards Codification 450, Contingencies. The Company is currently involved in certain legal proceedings and, as required, the Company has accrued its estimate of the probable costs for the resolution of these claims. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Predicting the outcome of claims and litigation, and estimating related costs and exposures, involves substantial uncertainties that could cause actual costs to vary materially from estimates.

Revenue and Cost of Services

The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.  The Company's contracts containing multiple deliverables are accounted for subject to the provisions of Accounting Standards Update No. 2009-13 (ASU 2009-13), "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force", an update to Accounting Standards Codification 605-25.

Sales Services

Revenue under pharmaceutical detailing contracts is generally based on the number of sales representatives utilized or the number of physician details made.  Revenue is generally recognized on a straight-line basis over the contract period or as the physician details are performed. A portion of revenues earned under certain contracts may be risk-based. The risk-based metrics are based on contractually defined percentages of prescriptions written.  Revenue from risk-based metrics is recognized in the period which the metrics have been attained and when we are reasonably assured that payment will be made. Many of the Company's product detailing contracts also allow for additional periodic incentive fees to be earned if certain activity based performance benchmarks have been attained. Revenue from incentive fees is recognized in the period earned if the performance benchmarks have been attained and when the Company is reasonably assured that payment will be made.   Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commission based revenue is recognized when performance is completed.

The Company's product detailing contracts are generally for terms of one to three years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer for any reason upon 30 to 180 days’ notice.  Certain contracts provide for termination payments if the customer terminates the agreement without cause.  Typically, however, these

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

penalties do not offset the revenue the Company could have earned under the contract or the costs it may incur as a result of its termination.

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

The loss or termination of large pharmaceutical detailing contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.  Historically, the Company has derived a significant portion of its service revenue from a limited number of customers.  Concentration of business in the pharmaceutical industry is common and the industry continues to consolidate.  As a result, the Company is likely to continue to experience significant customer concentration in future periods.  For the years ended December 31, 2012 and 2011, the Company’s three largest Sales Services customers, each of whom individually represented 10% or more of the Company's Sales Services revenue, collectively accounted for approximately 52.5% and 72.4% of its consolidated service revenue, respectively.  See Note 13, Significant Customers, for additional information.

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

Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting and hiring and certain other direct incremental costs, excluding pass through costs that are billed to customers. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. Through March 31, 2012, the Company expensed these initial direct program costs as incurred, as these amounts were not material to the operating results of the Company. As a result of the Company's recent contract signings and plans to enter into larger contracts in the future, requiring more material initial direct program costs, commencing April 1, 2012, the Company changed its policy for the recognition of such initial direct program costs. These costs are now being deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the underlying contract. During the year ended December 31, 2012, the Company deferred $1.8 million of initial direct program costs and amortized $0.2 million into expense. This change in accounting was not applied retrospectively because the effect on prior periods was immaterial. All personnel costs and other direct costs, excluding initial direct program costs, are expensed as incurred.

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which the Company is reimbursed at cost by its customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of services in the consolidated statements of operations and comprehensive loss.  For the years ended December 31, 2012 and 2011, reimbursable out-of-pocket expenses were $19.9 million and $24.8 million, respectively.

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

Revenue from certain promotional contracts that include more than one service offering is accounted for as multiple-element arrangements.  For these contracts, the deliverable elements are divided into separate units of accounting provided the following criteria are met: the delivered elements have stand-alone value to the customer; and if there is a right of return or refund, delivery or performance of the undelivered items is probable and substantially in the Company's control.  The contract revenue

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

is then allocated to the separate units of accounting.  Revenue and cost of services are recognized for each unit of accounting separately as the related services are rendered and costs are incurred, respectively.

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

For multiple element arrangements, revenue is recognized based on an allocation of the total amount of the arrangement to each deliverable based on fair value. Fair value is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price if neither VSOE or TPE is available. The Company uses its best estimate of selling price to determine the value of all deliverables within the development unit of accounting and a majority of the deliverables within the delivery unit of accounting. The best estimate of selling price of standard deliverables is derived primarily from the Company's standard rate card, which covers a majority of the deliverables included within its customer contracts and is reviewed and updated on an annual basis or more frequently if circumstances warrant. Prices on the standard rate card are derived primarily from the Company's standard hourly project budgets and its standard hourly billing rate, however, these prices are then evaluated against recent market conditions and Company sales trends and may be adjusted by management in order to remain competitive in the current environment.

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

Cost of services consists primarily of the costs associated with executing interactive digital promotional programs or other sales and marketing services identified in the contract and include personnel costs and other direct costs. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the professional staff that are directly responsible for executing a particular program. Other direct costs include, but are not limited to, freelance costs; email broadcasting fees; list rental fees; webkeys and direct mail production fees; and other promotional expenses.  All personnel costs and direct program costs are expensed as incurred.

PC Services

Revenue under product commercialization contracts is based on the number of sales representatives utilized and the commercial operations services we provide. The Company has determined that there are two units of accounting in its Interpace BioPharma arrangement: the Dedicated Sales Team providing product detailing services; and the commercial operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services. Due to the significant level of customization, selling prices are determined for the Dedicated Sales Team through internal development of a program budget consistent with the manner of deriving selling prices that the Company employs in its Sales Services segment. Selling prices for commercial operations are determined by estimating the expenditures required to perform the services, plus the addition of a profit margin consistent with the expected profit margin to be generated by the Dedicated Sales Team. Revenue is recognized for the Dedicated Sales Team on a straight-line basis over the product detailing service period which begins upon deployment of the sales force. Revenue is recognized for commercial operations services as services are provided over the term of the contract. During the year ended December 31, 2012, one customer accounted for all of the revenue in the PC Services reporting segment.

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

Under the terms of the then current two and one-half year arrangement signed in mid 2011, the customer had the right to internalize various activities at different times over the life of the arrangement. Due to the success of the program to date and to allow the customer to begin their long-term plan of building their own capabilities in the United States, the Company allowed this customer to internalize selected commercialization activities as of October 1, 2012 and at the same time, extend other activities six months passed the then current December 31, 2013 agreement expiration date to June 30, 2014, resulting in an estimated net overall reduction to the then current $55 million contract of approximately 10% to 15%. The amended agreement is not terminable by the customer without cause.

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

Cost of services consists primarily of the costs associated with executing product detailing programs and includes personnel costs and other direct costs, as well as the initial direct costs associated with staffing a product detailing program. Cost of services may also include costs such as distribution, marketing and promotion, public relations, patient reimbursement programs, managed care support, and market research. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing the program. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular program. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. Through March 31, 2012, the Company expensed these initial direct program costs as incurred, as these amounts were not material to the operating results of the Company. As a result of the Company's recent contract signings and plans to enter into larger contracts in the future, requiring more material initial direct program costs, commencing April 1, 2012, the Company changed its policy for the recognition of such initial direct program costs. These costs are now being deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the contract. This change in accounting was not applied retrospectively because the effect on prior periods was immaterial. All personnel costs and other direct costs, excluding initial direct program costs, are expensed as incurred.

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

Earnings (Loss) per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends.  Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. As a result of the losses incurred in both 2012 and

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

2011, the potentially dilutive common shares have been excluded from the earnings per share computation for these periods because its inclusion would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss and the net unrealized gains and losses on investment securities, net of tax.  Other comprehensive income (loss) is net of reclassification adjustments for items currently included in net loss, such as realized gains and losses on investment securities.

Subsequent Events

There are no subsequent events the Company has identified for disclosure.

2.	Recent Accounting Standards

Forward Looking Accounting Standards Updates

In July 2012, the FASB issued ASU No. 2012-02 (ASU 2012-02), "Testing Indefinite-Lived Intangible Assets for Impairment," which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not believe that the adoption of the provisions of ASU 2012-02 will have a material impact on its operating results or financial position.

3.	Acquisition

On November 3, 2010, the Company acquired 100% of the membership interest in Group DCA, a privately held interactive digital communications company serving the pharmaceutical, biotechnology and healthcare industries. The primary reason for the acquisition of Group DCA was to leverage the strength of its Internet, multimedia, tablet PC, dimensional direct mail and proprietary software, DIAGRAM™, in the delivery of non-personal selling solutions that accommodate the schedules of healthcare providers. Group DCA’s proprietary software also yields meaningful response data that allows clients the opportunity to better understand the needs and opinions of their audiences and, in turn, the opportunity to market to their audiences more effectively. With the combination of PDI’s traditional outsourced personal promotional services and Group DCA’s e-detailing, patient education communications and other digital communications, the Company expected to be better positioned to offer customers increased insight and greater engagement, which should result in integrated information and more impactful messages being delivered to health care providers across multiple communication channels.

The acquisition has been accounted for as a purchase, subject to the provisions of Accounting Standards Codification 805-10-50 (ASC 805-10-50), and has been treated as an asset acquisition for tax purposes.  The Company paid cash (net) of approximately $23.9 million, of which $1.3 million was placed in escrow. The escrow amount was paid out during the quarter ended June 30, 2012. Prior to being amended, the purchase agreement also provided for the former members of Group DCA to earn up to an additional $30.0 million from the date of acquisition through December 31, 2012 (contingent earn-out fee or contingent consideration).  These earn-outs were based on Group DCA’s achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ended December 31, 2011 and 2012.  Up to $2.5 million of the $12.5 million in each of the years ending December 31, 2011 and 2012 was related to certain integration activities. The metrics for payments related to the period ended December 31, 2010 were not achieved.

In connection with the transaction, the Company recorded $18.9 million of goodwill, all of which is deductible for tax purposes, and $8.4 million in other identifiable intangible assets as of December 31, 2010. The identified finite-lived intangible assets, the healthcare provider database and technology, had a weighted average amortization period of 7.4 years. The tradename, which was estimated to have an indefinite useful life, was not amortized.  See Note 7, Goodwill and Other Intangible Assets, for additional information. The Company also recorded $4.0 million, the estimated fair value of deferred revenue, using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin of a market participant, less an estimated selling effort.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The Company determined the acquisition date fair value of the contingent consideration of $1.6 million based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement was based on significant subjective assumptions and inputs not observable in the market and thus represents a Level 3 fair value measurement. In addition, the Company recorded an indemnification asset and assumed a liability of approximately $0.9 million related to an ongoing sales tax assessment related to transactions that occurred prior to the acquisition date. Any subsequent changes to the final purchase price allocation above will be adjusted in the statement of operations and comprehensive loss accordingly.

In November 2011, the Company announced that it amended the Group DCA purchase agreement to buy out the contingent earn-out fee for $3.4 million. In connection with the signing of the amendment to the purchase agreement, the Company wrote-off the $1.6 million of contingent consideration recorded as part of the acquisition through the statement of operations and comprehensive loss during the year ended December 31, 2011. The buyout of the contingent earn-out fee was paid during the year ended December 31, 2012. See Note 4, Fair Value Measurements, for further information.

In the fourth quarter of 2012, as a result of the Company's annual goodwill and other intangible impairment tests, the Company wrote-off $16.4 million of goodwill and the intangible asset balance of $6.4 million. For more details, see Note 7, Goodwill and Other Intangible Assets.

4.      Fair Value Measurements

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

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	As of December 31, 2012		Fair Value Measurements
	Carrying	Fair	As of December 31, 2012
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$10,956	$10,956	$10,956	$—	$—
Money market funds	41,827	41,827	41,827	—	—
	$52,783	$52,783	$52,783	$—	$—
Marketable securities:
Money market funds	$48	$48	$48	$—	$—
Mutual funds	44	44	44	—	—
U.S. Treasury securities	2,450	2,450	2,450	—	—
Government agency securities	1,270	1,270	1,270	—	—
	$3,812	$3,812	$3,812	$—	$—

The fair value of marketable securities is valued using market prices in active markets (level 1).  As of December 31, 2012, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

In connection with the November 2010 acquisition of Group DCA, the Company recorded $1.6 million of contingent consideration. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement.  During the year ended December 31, 2011, the contingent consideration was written-off as part of the Group DCA contingent earn-out fee buyout and was netted in the Group DCA contingent consideration buyout and related costs line item in the consolidated statement of operations and comprehensive loss. See Note 3, Acquisition, for further information.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  There is no fair value ascribed to the letters of credit as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Certain of the Company's non-financial assets, such as goodwill and other intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The following table summarizes these assets of the Company measured at fair value on a nonrecurring basis as of December 31, 2012:

		Fair Value Measurements as of
	Carrying Amount as of	December 31, 2012
	December 31, 2012	Level 1	Level 2	Level 3
Long-lived assets held and used:
Goodwill	$2,523	$—	$—	$2,523

A review of Group DCA's historic, current and forecasted operating results as of December 31, 2012 indicated that the carrying amount of the Company's goodwill and indefinite-lived intangible assets may not be recoverable from the sum of future discounted cash flows. Goodwill and indefinite-lived intangible assets were tested by estimating the fair value of the reporting unit using a consideration of market multiples and a discounted cash flow model and were written down to their implied fair value. Finite-lived intangible assets were tested using undiscounted cash flows which were not sufficient to recover the book value of the assets. Therefore, the finite-lived intangible assets were written down to their respective fair vales. See Note 7, Goodwill and Other Intangible Assets, for additional information.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

5.	Investments in Marketable Securities

Available-for-sale securities are carried at fair value with the unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on available-for-sale securities are computed based upon specific identification and included in other income (expense), net in the consolidated statement of operations and comprehensive loss.  Declines in value judged to be other than-temporary on available-for-sale securities are recorded as realized in other income (expense), net in the consolidated statement of operations and comprehensive loss and the cost basis of the security is reduced. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost which approximates fair value.  Interest income is accrued as earned.  Realized gains and losses on held-to-maturity investments are computed based upon specific identification and included in interest income, net in the consolidated statement of operations and comprehensive loss.  The Company does not have any investments classified as trading.

Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  At December 31, 2012 and 2011, the carrying value of available-for-sale securities was approximately $92,000 and $127,000, respectively, which are included in short-term investments.  The available-for-sale securities at December 31, 2012 and 2011 consisted of approximately $48,000 and $62,000, respectively, in money market accounts, and approximately $44,000 and $65,000, respectively, in mutual funds.  At December 31, 2012, accumulated other comprehensive income included gross unrealized holding gains of approximately $11,000 and no gross unrealized holding losses.  At December 31, 2011, accumulated other comprehensive income (loss) included gross unrealized holding gains of approximately $12,000 and no gross unrealized holding losses.  During the years ended December 31, 2012 and 2011, other income, net included no gross realized losses or realized gains.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and are maintained in separate accounts to support the Company’s letters-of-credit.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  The Company had standby letters-of-credit of approximately $2.6 million and $3.1 million at December 31, 2012 and 2011, respectively, as collateral for its existing insurance policies and facility leases.

At December 31, 2012 and 2011, held-to-maturity investments included:

		Maturing			Maturing
	December 31, 2012	within 1 year	after 1 year through 3 years	December 31, 2011	within 1 year	after 1 year through 3 years
Cash/money market funds	$76	$76	$—	$111	$111	$—
US Treasury securities	2,450	1,051	1,399	4,293	1,323	2,970
Government agency securities	1,270	881	389	871	—	871
Total	$3,796	$2,008	$1,788	$5,275	$1,434	$3,841
At December 31, 2012 and December 31, 2011, held-to-maturity investments were recorded in the following accounts:

	December 31, 2012	December 31, 2011
Other current assets	$2,008	$1,434
Other long-term assets	1,788	3,841
Total	$3,796	$5,275

6.    Property and Equipment

Property and equipment consisted of the following as of December 31, 2012 and 2011:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	December 31,
	2012	2011
Furniture and fixtures	$3,613	$3,587
Office equipment	1,282	1,278
Computer equipment	6,760	5,630
Computer software	11,138	11,197
Leasehold improvements	7,128	7,116
	29,921	28,808
Less accumulated depreciation	(27,525)	(26,324)
	$2,396	$2,484

Depreciation expense was approximately $1.1 million and $1.8 million for the years ended December 31, 2012 and 2011, respectively.  Included in depreciation expense is amortization expense for capitalized computer software costs of approximately $0.3 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, the unamortized balance of capitalized computer software was $0.4 million and $0.7 million, respectively.

During the year ended December 31, 2012, the Company recorded a non-cash charge of less than $0.1 million for furniture and leasehold improvements related to the downsizing of the Group DCA facility in Parsippany, NJ. During the year ended December 31, 2011, the Company recorded a non-cash charge of less than $0.1 million for furniture and leasehold improvements in discontinued operations related to the Schaumburg, Illinois facility.

7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets recorded as of December 31, 2012 and 2011 are attributable to the 2010 acquisition of Group DCA. During the Company's annual impairment testing of goodwill and indefinite-lived intangible assets as of December 31, 2012, management identified a potential impairment as a result of a "step 1" discounted cash flow analysis.

Goodwill
During the Company’s annual goodwill impairment test performed as of December 31, 2012, management determined that the fair value of the Group DCA reporting unit was below its carrying value including goodwill, and accordingly, the Company calculated and recognized an $16.4 million goodwill impairment charge within asset impairment in the consolidated statement of operations and comprehensive loss. As of December 31, 2012, the balance of goodwill was $2.5 million. The Company had not recorded an impairment charge of Group DCA's goodwill prior to December 31, 2012.
Other Intangible Assets

In connection with the 2010 acquisition of Group DCA, the Company recorded approximately $8.4 million of other intangible assets. This balance was comprised of technology of $4.1 million, the Healthcare Professionals database of $2.2 million and the corporate tradename of $2.1 million. See Note 3, Acquisition, for further information.
During the Company’s annual budgeting process that was performed in the fourth quarter of 2012 and, based on the evaluation of historic, current, budgeted and forecasted operating results, the Company observed indications that the carrying amount of the Company’s finite-lived intangible assets, technology and healthcare professional database, and indefinite-lived intangible asset, corporate tradename, will not be recoverable from the sum of future cash flows. Accordingly, the Company estimated the fair value of the intangibles and recognized impairment charges for the remaining carrying value of: $2.6 million for the technology asset; $1.7 million for the healthcare professional database; and $2.1 million for the corporate tradename, during the fourth quarter of 2012.
The fair value of the technology was determined using the “Excess Earnings Method” a variation of the “Income Approach”. This method reflects the present value of the operating cash flows generated by existing technology after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital. The valuation analysis for the technology was based on the reporting unit's revenue projections with consideration given to: the value and required rate of return for other contributory assets of the reporting unit; and the benefit of tax amortization of the technology.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The fair value of the healthcare professional database (the database) was determined using the replacement cost new method under the "Cost Approach". This method is based on the principal of substitution; therefore the business unit would pay no more for the database than the amount necessary to replace it with an adjustment, if any, for a loss in value due to obsolescence.
The fair value of the corporate tradename was determined using the “Relief from Royalty Method” (RFRM), a variation of the “Income Approach”. The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is based on empirical, market-derived royalty rates for guideline intangible assets when available. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate the royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value. Additionally, as part of the analysis, the operating income of Group DCA was benchmarked to determine a range of royalty rates that would be reasonable based on a profit-split methodology. The profit-split methodology is based upon assumptions that the total amount of royalties paid for licensable intellectual property should approximate in order to determine a reasonable royalty rate to estimate the fair value of the corporate tradename.

		As of December 31, 2012			As of December 31, 2011
	Life (Years)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Group DCA
Technology	6	$—	$—	$—	$4,097	$797	$3,300
Healthcare professional database	10	—	—	—	2,203	257	1,946
Corporate tradename	N/A	—	—	—	2,063	—	2,063
Total		$—	$—	$—	$8,363	$1,054	$7,309

On December 29, 2011, the Company entered into an agreement to sell certain assets of its Pharmakon business unit and exited the business. As a result of this transaction, the Company wrote-off Pharmakon's goodwill and finite-lived intangible assets during the year ended December 31, 2011. See Note 18, Discontinued Operations, for additional information.

Amortization expense related to continuing operations was approximately $0.9 million for each of the years ended December 31, 2012 and December 31, 2011. There is no estimated future amortization expense.

8.	Retirement Plans

The Company offers an employee 401(k) saving plan.  Under the PDI, Inc. 401(k) Plan, employees may contribute up to 25% of their pre- or post-tax base compensation.  Effective January 1, 2004, the Company began offering a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%.  Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock.  The Company’s total contribution expense from continuing operations related to the 401(k) plan for each of the years ended December 31, 2012 and 2011 was approximately $0.8 million.

9.	Long-Term Liabilities

Long-term liabilities consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Rent payable	$1,533	$2,070
Uncertain tax positions	2,967	2,887
Restructuring	1,785	2,679
Other	142	142
	$6,427	$7,778

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

10.	Commitments and Contingencies

The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations.  Total expense under these agreements for the years ended December 31, 2012 and 2011 was approximately $3.0 million and $3.8 million, respectively, of which $2.4 million and $3.3 million, respectively, related to automobiles leased for use by employees for a maximum lease term of one year from the date of delivery with the option to renew.

As of December 31, 2012, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$105	$41	$54	$10	$—
Operating lease obligations:
Minimum lease payments	14,893	4,368	8,532	1,993	—
Less minimum sublease rentals (2)	(7,850)	(2,122)	(4,975)	(753)	—
Net minimum lease payments	7,043	2,246	3,557	1,240	—
Total	$7,148	$2,287	$3,611	$1,250	$—

(1) Amounts represent contractual obligations related to software license contracts, office equipment, and outsourcing contracts for software system support.

(2) As of December 31, 2012, the Company has entered into various sublease agreements for all of the office space at the Saddle River, New Jersey facility, the Dresher, Pennsylvania facility, and the Schaumburg, Illinois facility. These subleases will provide aggregated lease payments of approximately $5.1 million, $2.5 million and $0.2 million, respectively, over the remaining lease periods.

Letters of Credit

As of December 31, 2012, the Company had $2.6 million in letters of credit outstanding as required by its existing insurance policies and its facility leases. As discussed in Note 5, Investments in Marketable Securities these letters of credit are collateralized by certain investments.

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

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

11.	Preferred Stock

The board of directors of PDI (Board) is authorized to issue, from time-to-time, up to 5,000,000 shares of preferred stock in one or more series.  The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series.  As of December 31, 2012 and 2011, there were no issued and outstanding shares of preferred stock.

12.	Stock-Based Compensation

The Company’s stock-incentive program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  The Company considers its stock-incentive program critical to its operations and productivity.  Currently, the Company is able to grant options, SARs and restricted shares from the PDI, Inc. Amended and Restated 2004 Stock Award and Incentive Plan (the Amended 2004 Plan), which is described below.

The Company primarily uses the Black-Scholes option pricing model to determine the fair value of stock options and SARs. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  Expected volatility is based on historical volatility.  As there is no trading volume for the Company’s options, implied volatility is not representative of the Company’s current volatility so the historical volatility of the Company's common stock is determined to be more indicative of the Company’s expected future stock performance.  The expected life is determined using the safe-harbor method. The Company expects to use this simplified method for valuing employee options and SARs grants until more detailed information about exercise behavior becomes available over time.  The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options or SARs.  The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.  The Company recognizes compensation cost, net of estimated forfeitures, arising from the issuance of stock options and SARs on a straight-line basis over the vesting period of the grant.

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

The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs granted during the year ended December 31, 2012. There were no SARs granted during 2011.

Risk-free interest rate	0.31%
Expected life	3.5
Expected volatility	57.62%

Stock Incentive Plan

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

In 2011, the Board and stockholders approved the Amended 2004 Plan.  The Amended 2004 Plan replaced the 1998 Stock Option Plan (the 1998 Plan) and the 2000 Omnibus Incentive Compensation Plan (the 2000 Plan).  The Amended 2004 Plan authorized an additional 1,100,000 shares for new awards and combined the remaining shares available under the original 2004 Plan.  Eligible participants under the Amended 2004 Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the Amended 2004 Plan and designated by the Compensation and Management Development Committee of the Board (Compensation Committee).  Unless earlier terminated by action of the Board, the Amended 2004 Plan will remain in effect until such time as no stock remains available for delivery under the Amended 2004 Plan and the Company has no further rights or obligations under the Amended 2004 Plan with respect to outstanding awards thereunder.

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

In November 2008, the Company’s chief executive officer was granted 140,000 restricted stock units and 280,000 performance contingent SARs.  The restricted stock units vested into shares of the Company’s common stock, in five equal installments, with the initial 20% of the units vesting immediately on the grant date and an additional 20% of the units vesting on each anniversary of the grant date over a four year period.  The performance contingent SARs have an exercise price of $4.28, a seven year term to expiration, and a weighted-average fair value of $0.86.  The fair value estimate of the performance contingent SARs was calculated using a Monte Carlo Simulation model.  The performance contingent SARs are subject to the same time-based vesting schedule as the restricted stock units, but will not vest unless and until certain additional, performance-based conditions are satisfied: (1) with respect to the initial 94,000 performance contingent SARs, the closing price of the Company’s common stock is at least $10.00 per share for 60 consecutive trading days anytime within five years from the grant date; (2) with respect to the next 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $15.00 per share for 60 consecutive trading days anytime within five years from the grant date; and (3) with respect to the final 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $20.00 per share for 60 consecutive trading days anytime within five years from the grant date.  Vesting of the performance contingent SARs granted to the CEO is contingent upon achievement of certain stock prices; these stock prices represent premiums in excess of 25% to the closing stock price of the Company’s common stock on the date of grant.  As of December 31, 2012, none of the performance contingent SARs had vested.  During the first quarter of 2011, the Company, with the approval of the Company’s Compensation Committee, modified the performance-based vesting conditions of all performance contingent SARS.  The modified terms of the grant change the “60 consecutive trading days” disclosed above to “an average of 60 consecutive trading days.” The modification of these terms had a financial impact of approximately $45,000 in the year ended December 31, 2011.

The weighted-average fair value of non-performance based SARs granted during the years ended December 31, 2012 was estimated to be $2.71.  There were no SARs granted during 2011. There were 38,169 SARs exercised in 2012 with a weighted-average grant price of $5.44 and 29,451 SARs exercised in 2011 with a weighted-average grant price of $5.03. Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

As of December 31, 2012, there was $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs and restricted stock that are expected to be recognized over a weighted-average period of approximately 1.5 years.

The impact of stock options, SARs, performance shares, RSUs and restricted stock on net loss for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Stock options and SARs	$349	$238
Performance awards	115	111
RSUs and restricted stock	1,327	1,587
Total stock-based compensation expense	$1,791	$1,936

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

A summary of stock option and SARs activity for the year ended December 31, 2012, and changes during such year, is presented below:

	Shares	Average Grant Price	Remaining Contractual Period (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	738,923	$7.06	2.97	$896
Granted	339,571	$6.56	3.69	$353
Exercised	(38,169)	$5.44
Forfeited or expired	(159,724)	$10.20
Outstanding at December 31, 2012	880,601	$6.37	2.91	$1,700
Exercisable at December 31, 2012	235,337	$8.87	1.57	$311
Vested and expected to vest	859,818	$6.37	2.88	$1,678

A summary of the status of the Company’s nonvested SARs for the year ended December 31, 2012, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2012	463,066	$1.35
Granted	339,571	$2.71
Vested	(87,686)	$2.04
Forfeited	(37,040)	$2.27
Nonvested at December 31, 2012	677,911	$1.89

The aggregate fair value of SARs vested during the years ended December 31, 2012 and 2011 was $0.2 million and $0.3 million, respectively. The weighted-average grant date fair value of SARs vested during the year ended December 31, 2011 was $2.12.

A summary of the Company’s nonvested shares of restricted stock and restricted stock units for the year ended December 31, 2012, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested at January 1, 2012	606,138	$7.04	1.68	$3,891
Granted	214,210	$7.07	2.19	$1,628
Vested	(151,091)	$5.53
Forfeited	(116,160)	$7.39
Nonvested at December 31, 2012	553,097	$7.60	1.40	$4,204

The aggregate fair value of restricted stock and restricted stock units vested during each of the years ended December 31, 2012 and 2011 was $0.8 million. The weighted-average grant date fair value of restricted stock and restricted stock units vested during the year ended December 31, 2011 was $5.21.

13.   Significant Customers

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

During the years ended December 31, 2012 and 2011, the Company had several significant customers for which it provided services under specific contractual arrangements.  The following sets forth the net revenue generated by customers who accounted for more than 10% of the Company's revenue from continuing operations during each of the periods presented.

	Years Ended December 31,
Customer	2012	2011
A	$34,401	$67,138
B	$19,464	$27,956
C	$15,046	$21,724
D	$17,690	$—

The Company recorded revenue in its Sales Services segment from Customers A through C during the periods that they were considered a significant customer as presented above.   The Company recorded revenue in its Marketing Services segment from Customer A through D in 2012 and Customer A in 2011. The Company recorded revenue from Customer D in 2012 in its PC Services segment.

For the years ended December 31, 2012 and 2011, the Company’s four and three largest customers, each representing 10% or more of its revenue, accounted for, in the aggregate, approximately 68.2% and 74.3%, respectively, of its revenue from continuing operations.  At December 31, 2012 and 2011, the Company’s three largest customers represented 61% and 59%, respectively, of the aggregate of its outstanding accounts receivable and unbilled services.

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
Parsippany, New Jersey Group DCA Facility
In the fourth quarter of 2012, the Company down-sized its operations at Group DCA, exiting approximately 9,000 square feet of space and recorded $0.6 million in realignment charges and $0.1 million in non-cash impairments of furniture and leasehold improvements. The Company expects to sublease the space in the second half of 2013.
Dresher, Pennsylvania Facility

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

During the year ended December 31, 2009, the Company continued to right-size its operations in Dresher, Pennsylvania and recorded facility realignment charges of $1.4 million and non-cash impairments of furniture and leasehold improvements of $0.7 million. During 2010, the Company discontinued the operations of its TVG business unit and exited the remaining portion of space at the facility, thus recording additional restructuring charges of $0.3 million for facility realignment and $0.6 million for non-cash asset impairments of furniture and leasehold improvements in discontinued operations for the year ended December 31, 2010. See Note 12, Discontinued Operations, for further information regarding the discontinued operations of TVG.
As of December 31, 2012, all of the space in Dresher, Pennsylvania has been subleased.  These subleases have lease terms that expire on November 30, 2016 in connection with the underlying facility lease.
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

A summary of the significant components of the facility realignment charges for the years ended December 31, 2011 and 2012 by segment is as follows:

	Sales	Marketing	Discontinued
2011	Services	Services	Operations	Total
Facility lease obligations	$—	$—	$392	$392
Asset impairments	—	—	—	—
Related charges	—	—	—	—
Total facility realignment charge	$—	$—	$392	$392
2012
Facility lease obligations	$—	$637	$78	$715
Asset impairments	—	69	—	69
Related charges	—	—	—	—
Total facility realignment charge	$—	$706	$78	$784

The following table presents a reconciliation of the restructuring charges in the years ended 2012 and 2011 to the balances as of December 31, 2012 and 2011, which is included in other accrued expenses ($1.5 million and $1.8 million, respectively) and in long-term liabilities ($1.8 million and $2.7 million, respectively):

	Sales Services	Marketing Services	Discontinued Operations	Total
Balance as of January 1, 2011	$5,029	$—	$1,272	$6,301
Accretion	132	—	27	159
Adjustments	(158)	—	364	206
Payments	(1,586)	—	(591)	(2,177)
Balance as of December 31, 2011	3,417	—	1,072	4,489
Accretion	112	—	30	142
Adjustments	—	637	78	715
Payments	(1,502)	—	(565)	(2,067)
Balance as of December 31, 2012	$2,027	$637	$615	$3,279

15.	Income Taxes

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The provision for or benefit from income taxes on continuing operations for the years ended December 31, 2012 and 2011 is comprised of the following:

	2012	2011
Current:
Federal	$—	$(879)
State	270	(39)
Total current	270	(918)
Deferred:
Federal	(53)	(17)
State	(9)	(4)
Total deferred	(62)	(21)
Provision for income taxes	$208	$(939)

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment.  As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2012 as the Company believes that it is more likely than not that these assets will not be realized. The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2012 and 2011 are as follows:

	2012	2011
Current deferred tax assets (liabilities)
included in other current assets:
Allowances and reserves	$1,742	$2,953
Compensation	3,382	3,564
Valuation allowance on deferred tax assets	(5,124)	(6,517)
	—	—
Noncurrent deferred tax assets (liabilities)
included in other long-term assets:
State net operating loss carryforwards	4,103	4,366
Federal net operating loss carryforwards	28,615	24,743
State taxes	1,123	1,134
Self insurance and other reserves	338	267
Property, plant and equipment	2,294	2,431
Intangible assets	9,249	930
Other reserves - restructuring	410	667
Compensation	31	9
Deferred Revenue	226	1,660
Valuation allowance on deferred tax assets	(46,389)	(36,269)
	—	(62)
Net deferred tax liability	$—	$(62)

The noncurrent net deferred tax liability as of December 31, 2011 relates to tax amortization of the tax basis in trade names associated with the Group DCA acquisition.  The Company determined that this deferred tax liability would not be realizable for an indeterminate time in the future and consequently should not be included in net deferred tax assets for purposes of calculating the valuation allowance in 2011. As a result of the tradename becoming fully impaired during 2012, the deferred

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

tax liability was recognized in the provision for income tax in the consolidated statement of operations and comprehensive loss

Federal tax attribute carryforwards at December 31, 2012, consist primarily of approximately $82.3 million of federal net operating losses.  In addition, the Company has approximately $75.6 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they begin to expire in 2027, and current state net operating losses not utilized begin to expire in 2013.

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate from continuing operations is as follows:

	2012	2011
Federal statutory rate	35.0%	35.0%
State income tax rate, net
of Federal tax benefit	2.5%	1.3%
Meals and entertainment	—%	(3.3)%
Valuation allowance	(38.1)%	(35.0)%
Other non-deductible	(0.4)%	—%
Other taxes	0.2%	0.4%
Net change in Federal and state reserves	—%	21.5%
Effective tax rate	(0.8)%	19.9%

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2012:

Unrecognized
Tax Benefits
Balance of unrecognized benefits as of January 1, 2011	$3,936
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2,819)
Balance as of December 31, 2011	$1,117
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Balance as of December 31, 2012	$1,117

As of December 31, 2012 and 2011, the total amount of gross unrecognized tax benefits was $1.1 million in each year.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2012 and 2011 was $1.1 million in each year.

The Company recognized interest and penalties of $0.2 million and $0.1 million related to uncertain tax positions in income tax expense during the years ended December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, accrued interest and penalties, net were $1.9 million and $1.7 million, respectively.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions.  The following tax years remain subject to examination as of December 31, 2012:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Jurisdiction	Tax Years
Federal	2009 - 2012
State and Local	2007 - 2012

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. In March of 2011, the examination by the Internal Revenue Service of the 2008 net operating loss carry back to the 2003 to 2005 tax years was closed, therefore these years are considered effectively settled in accordance with Accounting Standards Codification 740.  There were no examinations in process by the Internal Revenue Service as of December 31, 2012.

16.	Historical Basic and Diluted Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2012 and 2011 is as follows:

	Years Ended December 31,
	2012	2011
Basic weighted average number of common shares	14,585	14,440
Potential dilutive effect of stock-based awards	—	—
Diluted weighted average number of common shares	14,585	14,440

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

	Years Ended December 31,
	2012	2011
Options	51,000	102,545
Stock-settled stock appreciation rights (SARs)	549,601	356,378
Restricted stock and restricted stock units (RSUs)	553,097	606,138
Performance contingent SARs	280,000	280,000
	1,433,698	1,345,061

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

The Company reports under the following three segments:

Sales Services segment – includes the Company’s Dedicated Sales Teams, Established Relationship Teams and EngageCE, the Company’s clinical educators business unit.  This segment provides services through personal promotion with healthcare providers and uses teams to deliver services to a wide base. These businesses have similar long-term average gross margins, contract terms, types of customers and regulatory environments and therefore the business units have been aggregated into one reporting segment.

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

PC Services segment – includes the Company's Interpace BioPharma business unit, the formation of which was announced on August 1, 2011. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management.

	Sales Services	Marketing Services	PC Services	Consolidated
For the year ended December 31, 2012:
Revenue	$99,206	$10,127	$17,566	$126,899
Operating (loss) income	$(930)	$(27,465)	$3,163	$(25,232)
Capital expenditures	$1,064	$48	$—	$1,112
Depreciation expense	$808	$253	$70	$1,131
Total assets	$64,741	$6,125	$7,581	$78,447
For the year ended December 31, 2011:
Revenue	$135,970	$12,195	$9,126	$157,291
Operating income (loss)	$3,272	$(9,493)	$1,519	$(4,702)
Capital expenditures	$175	$164	$4	$343
Depreciation expense	$1,395	$357	$7	$1,759
Total assets	$66,889	$39,965	$6,525	$113,379

18.	Discontinued Operations

On December 29, 2011 the Company entered into an agreement to sell certain assets of our Pharmakon business unit to Informed Medical Communications, Inc. (“Informed”) in exchange for potential future royalty payments and an ownership interest in Informed. The decision to take this action resulted from an extensive evaluation of the Pharmakon business in the context of the Company’s strategy, which is to focus on outsourced promotional services targeted to healthcare providers, as well as provide other promotional services, including clinical educator services, digital communications, teledetailing and full-service product commercialization solutions. The Company believes that this transaction will allow it to focus on the core businesses mentioned above while having the ability to offer stronger peer to peer services, and a broader commercial offering, including sales and leadership training, through integrated offers with Informed. In consideration for the Pharmakon assets, the Company received of royalty stream with a fair value of $0.4 million and a 1% ownership interest in Informed valued at $0.1 million. Net of the aforementioned consideration, the Company recorded a charge of approximately $7.5 million. The consolidated statement of operations and comprehensive loss reflects the presentation of Pharmakon as a discontinued operation in all periods presented.

In the fourth quarter of 2012, the Company wrote-off all of the assets related to the sale of Pharmakon to Informed as it believes that these assets have become impaired. The write-offs, totaling $0.7 million, are reflected in asset impairments in the 2012 consolidated statement of operations and comprehensive loss.

On July 19, 2010, the Board approved closing the TVG business unit. The Company notified employees and issued a press release announcing this decision on July 20, 2010. The decision to take this action resulted from an extensive evaluation of the TVG business in the context of the Company’s strategy, which is to focus on outsourced promotional services targeted to healthcare providers, as well as TVG’s consistently declining revenues over recent years and the shrinking market in which TVG operated. The Company completed the closure of the TVG operations during the quarter ended September 30, 2010, including the completion of all active customer contracts. The consolidated statement of operations and comprehensive loss reflects the presentation of TVG as a discontinued operation in all periods presented.

A summary of the exit and disposal costs recognized within Loss from Discontinued Operations in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2011 are as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

For the Year Ended December 31, 2011
Non-cash charges
Asset impairments (1)	$6,913
Cash charges
Lease-related charges	392
Severance charges	1,120
Other charges	(12)
Total charges	$8,413

(1)	Asset impairments for the year ended December 31, 2011 represent the write-off of Pharmakon's goodwill and other intangible assets.

A rollforward of the liabilities recognized in the consolidated balance sheet as of December 31, 2012 and December 31, 2011 is as follows:

Accrued liability as of January 1, 2011	$16
Add: Costs incurred, excluding non-cash charges	1,120
Less: Cash payments	(16)
Accrued liability as of December 31, 2011 (1)	$1,120
Add: Costs incurred, excluding non-cash charges	—
Less: Cash payments	(1,115)
Accrued liability as of December 31, 2012 (1)	$5

(1)	Accrued liability at December 31, 2012 and 2011 consists of Pharmakon employee severance costs.

The table below presents the significant components of Pharmakon's and TVG’s results included in Loss from Discontinued Operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2012 and 2011.

	For the Years Ended December 31,
	2012	2011
Revenue, net	$—	$5,880

Loss from discontinued operations, before income tax	(51)	(8,374)
Income tax expense	8	(237)
Loss from discontinued operations, net of tax	$(59)	$(8,137)

The major classes of assets and liabilities included in the consolidated balance sheets for Pharmakon and TVG as of December 31, 2012 and December 31, 2011 are as follows:

	December 31,
	2012	2011
Current assets	$14	$1,013
Non-current assets	150	625
Total assets	$164	$1,638
Current liabilities	$368	$1,865
Non-current liabilities	1,006	1,526
Total liabilities	$1,374	$3,391

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

19.  Related Party Transactions

John P. Dugan

The Company entered into a consulting agreement (the “Agreement”) with its founder and former Chairman of the Board, John P. Dugan. Mr. Dugan, who retired from the Board effective June 3, 2010, is the Company’s largest stockholder beneficially owning approximately 33% of the outstanding common stock of PDI as of December 31, 2012.

The Agreement was executed on August 2, 2010 with an effective date of July 1, 2010, and shall continue for a period of thirty-six months.  Pursuant to the Agreement, Mr. Dugan will provide consulting services to PDI including, but not limited to, corporate strategy, communications and other general advice (the “Services”) upon request of the Company’s Chief Executive Officer or the Board for a consulting fee of $12,500 per month over the term of the Agreement.   The Agreement is terminable by the Company upon thirty days prior written notice to Mr. Dugan, and terminable by Mr. Dugan upon ten days prior written notice to the Company. The Agreement also contains certain confidentiality clauses as well as a non-compete clause that continues for a period of two years after the termination of the Agreement. Mr. Dugan was paid $150,000 for each of the years ended December 31, 2012 and December 31, 2011, in his role as a consultant.

iLights

In connection with the November 2010 acquisition of Group DCA, the Company assumed a relationship between the founding principals of Group DCA and iLights, a provider of manufacturer-sponsored online healthcare publishing to pharmaceutical companies. Two of the four founding members of iLights, who were also the principals of Group DCA, who were also members of PDI’s executive committee, own 50% of the interest in iLights.  Group DCA provides content development services to iLights. Transactions between Group DCA and iLights totaled $70,000 in 2011. The Company terminated this relationship as of December 31, 2011.

PDI INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Balance at	Additions		Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other (1)	of Period
2012
Allowance for doubtful accounts	—	—	—	—
Allowance for doubtful notes	778	262	—	1,040
Tax valuation allowance	42,786	—	8,766	51,552
2011
Allowance for doubtful accounts	—	—	—	—
Allowance for doubtful notes	747	31	—	778
Tax valuation allowance	35,617	—	7,169	42,786

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.

EXHIBIT INDEX

Exhibit No.	Description

10.20.2	Statement of Work dated October 2, 2012, between the Company and Pfizer Inc.

10.20.3	Amendment No. 1 to the Amended and Restated Master Services Agreement, effective September 22, 2011, between the Company and Pfizer Inc.

23.1	Consent of BDO USA, LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes compensatory plan, compensation arrangement or management contract.