Form 10-Q
period 2013-03-31
PDI INC
filed 2013-05-14
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 10, 2013
Common stock, $0.01 par value	15,159,692

PDI, Inc.
Form 10-Q for Period Ended March 31, 2013

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$53,333	$52,783
Short-term investments	92	92
Accounts receivable, net	9,547	10,687
Unbilled costs and accrued profits on contracts in progress	7,068	1,955
Other current assets	6,617	6,066
Total current assets	76,657	71,583
Property and equipment, net	2,553	2,396
Goodwill	2,523	2,523
Other long-term assets	1,064	1,945
Total assets	$82,797	$78,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,078	$3,388
Unearned contract revenue	13,875	14,501
Accrued salary and bonus	7,817	6,674
Other accrued expenses	12,955	11,827
Total current liabilities	38,725	36,390
Long-term liabilities	6,192	6,427
Total liabilities	44,917	42,817

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized
16,144,233 and 16,063,514 shares issued, respectively;
15,015,997 and 14,965,875 shares outstanding, respectively	161	161
Additional paid-in capital	128,859	128,508
Accumulated deficit	(77,132)	(79,258)
Accumulated other comprehensive income	11	11
Treasury stock, at cost (1,128,236 and 1,097,639 shares, respectively)	(14,019)	(13,792)
Total stockholders' equity	37,880	35,630
Total liabilities and stockholders' equity	$82,797	$78,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except for per share data)

	Three Months Ended
	March 31,
	2013	2012

Revenue, net	$42,923	$31,677
Cost of services	34,450	24,311
Gross profit	8,473	7,366

Compensation expense	4,155	4,582
Other selling, general and administrative expenses	2,065	3,005
Total operating expenses	6,220	7,587
Operating income (loss)	2,253	(221)
Other expense, net	(9)	(1)
Income (loss) from continuing operations before income tax	2,244	(222)
Provision for income tax	64	81
Income (loss) from continuing operations	2,180	(303)
(Loss) income from discontinued operations, net of tax	(54)	31
Net income (loss)	$2,126	$(272)

Other comprehensive income (loss)
Unrealized holding gain (loss) on available-for-sale securities, net	—	(5)

Comprehensive income (loss)	$2,126	$(277)

Basic income (loss) per share of common stock from:
Continuing operations	$0.15	$(0.02)
Discontinued operations	(0.01)	—
Net income (loss) per basic share of common stock	$0.14	$(0.02)

Diluted income (loss) per share of common stock from:
Continuing operations	$0.14	$(0.02)
Discontinued operations	—	—
Net income (loss) per diluted share of common stock	$0.14	$(0.02)

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,983	14,536
Diluted	15,074	14,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$2,126	$(272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	288	501
Realignment accrual accretion	35	35
Stock-based compensation	351	429
Other changes in assets and liabilities:
Decrease in accounts receivable	1,140	1,844
Increase in unbilled costs	(5,113)	(2)
Decrease (increase) in other current assets	330	(452)
Decrease in other long-term assets	—	92
Increase (decrease) in accounts payable	690	(837)
(Decrease) increase in unearned contract revenue	(626)	673
Increase (decrease) in accrued salaries and bonus	1,143	(1,879)
Increase (decrease) in other accrued expenses	1,128	(1,872)
Decrease in long-term liabilities	(270)	(610)
Net cash provided by (used in) operating activities	1,222	(2,350)

Cash Flows From Investing Activities
Purchase of property and equipment	(445)	(10)
Net cash used in investing activities	(445)	(10)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(227)	(105)
Net cash used in financing activities	(227)	(105)

Net increase (decrease) in cash and cash equivalents	550	(2,465)
Cash and cash equivalents – beginning	52,783	64,337
Cash and cash equivalents – ending	$53,333	$61,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (SEC) on March 14, 2013.  The interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted income (loss) per share for the three-month periods ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31,
	2013	2012
Basic weighted average number of common shares	14,983	14,536
Dilutive effect of stock-based awards	91	—
Diluted weighted average number of common shares	15,074	14,536
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Options	50	91
Stock-settled stock appreciation rights (SARs)	314	591
Restricted stock/units	91	649
Performance contingent SARs	280	280
	735	1,611
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results. At March 31, 2013, no indicators of impairment were identified.
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
Accounting Standards Updates
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220), "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," effective for annual and interim reporting periods beginning after December 15, 2012. The new accounting rules require all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. Effective January 1, 2013, the Company adopted ASU No. 2013-02. The new accounting rules expand the disclosure of other comprehensive income and had no impact on the Company's results of operations and financial condition.

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
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of both March 31, 2013 and December 31, 2012, the carrying value of available-for-sale securities was approximately $92,000 and is included in short-term investments.  Available-for-sale securities as of both March 31, 2013 and December 31, 2012 consisted of approximately $44,000 in mutual funds and approximately $48,000 in money market accounts.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $2.2 million as of March 31, 2013 and $2.6 million at December 31, 2012, as collateral for its existing insurance policies and facility leases.
At March 31, 2013 and December 31, 2012, held-to-maturity investments included the following:

		Maturing			Maturing
	March 31, 2013	within 1 year	after 1 year through 3 years	December 31, 2012	within 1 year	after 1 year through 3 years
Cash/money accounts	$111	$111	$—	$76	$76	$—
US Treasury securities	2,434	1,914	520	2,450	1,051	1,399
Government agency securities	1,262	875	387	1,270	881	389
Total	$3,807	$2,900	$907	$3,796	$2,008	$1,788
At March 31, 2013 and December 31, 2012, held-to-maturity investments were recorded in the following accounts:

	March 31, 2013	December 31, 2012
Other current assets	$2,900	$2,008
Other long-term assets	907	1,788
Total	$3,807	$3,796

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill recorded as of March 31, 2013 is attributable to the 2010 acquisition of Group DCA.  As of March 31, 2013 and December 31, 2012, the carrying amount of goodwill for Group DCA was $2.5 million.
There is no amortization expense in 2013 as the Company's intangible assets were written-off in the fourth quarter of 2012. Amortization expense was $0.2 million for the three-month period ended March 31, 2012.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

5.	FACILITIES REALIGNMENT
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2012 to March 31, 2013, of which approximately $1.2 million is included in other accrued expenses and $1.6 million is included in long-term liabilities as of March 31, 2013. The Company recognizes accretion expense in Other expense, net in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

	Sales Services	Marketing Services	Discontinued Operations	Total
Balance as of December 31, 2012	$2,027	$637	$615	$3,279
Accretion	28	—	7	35
Adjustments	—	—	—	—
Payments	(373)	(51)	(67)	(491)
Balance as of March 31, 2013	$1,682	$586	$555	$2,823

6.	FAIR VALUE MEASUREMENTS
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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	As of March 31, 2013		Fair Value Measurements
	Carrying	Fair	As of March 31, 2013
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$11,505	$11,505	$11,505	$—	$—
Money Market Funds	41,828	41,828	41,828	—	—
Total	$53,333	$53,333	$53,333	$—	$—

Marketable securities:
Money Market Funds	$48	$48	$48	$—	$—
Mutual Funds	44	44	44	—	—
U.S. Treasury securities	2,434	2,434	2,434	—	—
Government agency securities	1,262	1,262	1,262	—	—
Total	$3,788	$3,788	$3,788	$—	$—

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of March 31, 2013, the Company did not have any marketable securities in less active markets (level 2) or (level 3).

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
Letters of Credit
As of March 31, 2013, the Company had outstanding letters of credit of $2.2 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
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
The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

8.	LONG-TERM LIABILITIES

Long-term liabilities consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Rent payable	$1,465	$1,533
Uncertain tax positions	3,005	2,967
Restructuring	1,580	1,785
Other	142	142
	$6,192	$6,427

9.	STOCK-BASED COMPENSATION
On April 4, 2013, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee of the Board (the Compensation Committee) approved grants of restricted stock to certain executive officers and members of senior management of the Company. The full Board approved the portion of these grants made to the Company’s Chief Executive Officer.  As part of the Company's 2012 long-term incentive plan, these grants aggregated 143,695 shares of restricted stock issued with a grant date fair value of $5.44 per share and 396,760 SARs with grant date fair value of $1.97.
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
The Company did not issue any SARs during the three months ended March 31, 2013.
The Company recognized $0.4 million of stock-based compensation expense during each of the three-month periods ended March 31, 2013 and 2012.

10.	INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

and the existence of a deferred tax liability related to indefinite lived intangibles, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income (loss) from continuing operations and the effective tax rate for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Provision for income tax	$64	$81
Effective income tax rate	2.9%	(36.5)%
Income tax expense for each of the three-month periods ended March 31, 2013 and 2012 was primarily due to state taxes.

11.	SEGMENT INFORMATION
The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012.  Corporate charges are allocated to each of the reporting segments on the basis of total salary expense. Corporate charges include corporate headquarters costs and certain depreciation expenses. Certain corporate capital expenditures have not been allocated from the Sales Services segment to the other reporting segments since it is impracticable to do so.

	Sales Services	Marketing Services	Product Commercialization Services	Consolidated
Three months ended March 31, 2013:
Revenue	$38,225	$1,541	$3,157	$42,923
Operating income (loss)	$2,364	$(683)	$572	$2,253
Capital expenditures	$169	$276	$—	$445
Depreciation expense	$234	$51	$3	$288

Three months ended March 31, 2012:
Revenue	$23,369	$3,063	$5,245	$31,677
Operating (loss) income	$(570)	$(467)	$816	$(221)
Capital expenditures	$5	$5	$—	$10
Depreciation expense	$201	$68	$6	$275

12.	DISCONTINUED OPERATIONS
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
The table below presents the significant components of Pharmakon's and TVG’s results included in (Loss) income from discontinued operations in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenue, net	$—	$—
(Loss) income from discontinued operations, before income tax	(53)	33
Provision for income tax	1	2
(Loss) income from discontinued operations, net of tax	$(54)	$31
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for TVG and Pharmakon as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Current assets	$15	$14
Non-current assets	150	150
Total assets	$165	$164
Current liabilities	$316	$368
Non-current liabilities	990	1,006
Total liabilities	$1,306	$1,374

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
Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These statements are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	Changes in outsourcing trends or a reduction in promotional, marketing and sales expenditures in the pharmaceutical, biotechnology and healthcare industries;

•	Our customer concentration risk in light of continued consolidation within the pharmaceutical industry and our current business development opportunities;

•	Early termination of a significant services contract, the loss of one or more of our significant customers or a material reduction in service revenues from such customers;

•	Our ability to obtain additional funds in order to implement our business model and strategy;

•	Our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such acquisitions on our ongoing business;

•	Our ability to meet performance goals in incentive-based arrangements with customers;

•	Our ability to successfully negotiate contracts with reasonable margins and favorable payment terms;

•	Competition in our industry;

•	Our ability to attract and retain qualified sales representatives and other key employees and management personnel;

•	Product liability claims against us;

•	Failure of third-party service providers to perform their obligations to us;

•	Volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings;

•	Failure of, or significant interruption to, the operation of our information technology and communication systems; and

•	The results of any future impairment testing for goodwill and other intangible assets.
Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
OVERVIEW
We are a leading provider of outsourced commercial services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States.  We are a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers' strategic and financial product

PDI, Inc.

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

In December 2011, we entered into an agreement to sell certain assets of our Pharmakon business unit to Informed in exchange for potential future royalty payments with a fair value of $0.4 million and a 1% ownership interest in Informed valued at $0.1 million. Net of the aforementioned consideration, we recorded a charge of approximately $7.5 million. In the fourth quarter of 2012, we wrote-off all of the assets related to the sale of Pharmakon to Informed as we believe that these assets have become impaired. See Note 18, Discontinued Operations, to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 for additional details.

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

During our 2012 annual impairment tests of goodwill and indefinite-lived intangible assets and our review of the recoverability of finite-lived intangible assets, we identified potential impairment and subsequently determined that these Group DCA business unit assets were impaired and recognized an impairment charge of $22.8 million. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

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
For the quarter ended March 31, 2013, our three reporting segments were as follows:

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

The majority of our Sales Services contracts are terminable by the customer without cause upon 30 days' to 180 days' prior written notice. Additionally, certain contracts include provisions mandating that such notice may not be provided prior to a pre-

PDI, Inc.

determined future date and also provide for termination payments if the customer terminates the agreement without cause.  Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination. The loss or termination of multiple Sales Services contracts could have a material adverse effect on our financial condition, results of operations and cash flow.

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

Due to the success of the program and to allow our customer to begin their long-term plan of building their own capabilities in the United States, this customer advised us that they wished to internalize selected commercialization activities as of October 1, 2012 and at the same time, extend other activities 6 months past the then current December 31, 2013 contract expiration date to June 30, 2014. The modified and extended contract resulted in an estimated net overall reduction to the then current $55 million contract of approximately 10% to 15%, however the contract is no longer terminable by the customer without cause. During the period ended March 31, 2013, one customer accounted for all of the revenue in our PC Services segment.

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

	Three Months Ended
	March 31,
	2013	2012
Revenue, net	100.0%	100.0%
Cost of services	80.3%	76.7%
Gross profit	19.7%	23.3%

Compensation expense	9.7%	14.5%
Other selling, general and administrative expenses	4.8%	9.5%
Total operating expenses	14.5%	24.0%
Operating income (loss)	5.2%	(0.7)%

Other expense, net	—%	—%
Income (loss) from continuing operations before income tax	5.2%	(0.7)%
Provision for income tax	0.1%	0.3%
Income (loss) from continuing operations	5.1%	(1.0)%

Results of Continuing Operations for the Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012
Overview
We operate in three business segments: Sales Services; Marketing Services; and PC Services. In the quarter ended March 31, 2013, results from our Sales Services segment improved significantly relative to 2012; however, this improvement was slightly offset by declines in both our Marketing Services and Product Commercialization segments.

Although we anticipate a continued downsizing of sales forces by the pharmaceutical industry, we believe that this downsizing has the potential to create an increase in the level of outsourcing of sales and marketing services as the pharmaceutical industry drives to create a new selling model. While we believe that the long-term trends in the pharmaceutical industry will result in a higher level of outsourcing of the types of services we provide, we plan to seek more predictable, higher growth and higher margin business by intensifying our previously announced strategy of in-licensing, acquiring or partnering of products. We believe the overall value of our offerings will be improved by our ability to integrate our core and expand offerings as discussed in the "Going Forward" section further below.

Revenue, net (in thousands)	Three Months Ended
	March 31,
	2013	2012	Change ($)	Change (%)
Sales Services	$38,225	$23,369	$14,856	63.6%
Marketing Services	1,541	3,063	(1,522)	(49.7)%
PC Services	3,157	5,245	(2,088)	(39.8)%
Total	$42,923	$31,677	$11,246	35.5%
Consolidated revenue, net (revenue) for the quarter ended March 31, 2013 increased by $11.2 million, or 35.5%, to $42.9 million, compared to the quarter ended March 31, 2012. The increase was a result of the significant 2012 new contract wins in our Sales Services segment being executed in 2013.

PDI, Inc.

Revenue in our Sales Services segment for the quarter ended March 31, 2013 increased by $14.9 million, or 63.6%, to $38.2 million, compared to the quarter ended March 31, 2012. The increase in Sales Services revenue, as mentioned above, was primarily due to the significant new contract wins in 2012 being executed in 2013.
Revenue in our Marketing Services segment for the quarter ended March 31, 2013 decreased $1.5 million, or 49.7%, to $1.5 million, compared to the quarter ended March 31, 2012.  This decrease was primarily due to a decline in revenue at our Group DCA business unit of $1.5 million as a result of fewer contract signings.
Revenue in our PC Services segment for the quarter ended March 31, 2013 was $3.2 million, $2.1 million lower than the first quarter of 2012 due to internalization of selected commercialization activities by our customer as of October 1, 2012

Cost of services (in thousands)	Three Months Ended
	March 31,
	2013	2012	Change ($)	Change (%)
Sales Services	$30,906	$18,416	$12,490	67.8%
Marketing Services	1,157	1,828	(671)	(36.7)%
PC Services	2,387	4,067	(1,680)	(41.3)%
Total	$34,450	$24,311	$10,139	41.7%

Consolidated cost of services for the quarter ended March 31, 2013 increased by $10.1 million, or 41.7%, to $34.5 million, compared to the quarter ended March 31, 2012. This increase was primarily due to the contracts within our Sales Services segment that were won in 2012 executed in 2013, partially offset by a reduction of costs in our Marketing Services and PC Services segments.
Cost of services in our Sales Services segment for the quarter ended March 31, 2013 increased by $12.5 million, or 67.8%, to $30.9 million, compared to the quarter ended March 31, 2012. This increase was directly attributable to the increase in revenue from the 2012 contract wins discussed above.
Cost of services in our Marketing Services segment for the quarter ended March 31, 2013 decreased by $0.7 million, or 36.7%, to $1.2 million, compared to the quarter ended March 31, 2012. This decrease was attributable to the decrease in revenue discussed above and the actions we have taken to lower the cost structure in our Group DCA business unit in an effort to realign the cost structure with the lower level of business.
Cost of services in our PC Services segment for the quarter ended March 31, 2013 decreased $1.7 million, or 41.3%, to $2.4 million, compared to the quarter ended March 31, 2012. The decrease was attributable to the decrease in revenue discussed above.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$7,319	19.1%	$384	24.9%	$770	24.4%	$8,473	19.7%
2012	4,953	21.2%	1,235	40.3%	1,178	22.5%	7,366	23.3%
Change	$2,366		$(851)		$(408)		$1,107

Consolidated gross profit for the quarter ended March 31, 2013 increased by $1.1 million, or 15.0%, to $8.5 million, compared to the quarter ended March 31, 2012. The change in consolidated gross profit was primarily attributable to the increase in revenue in our Sales Services segment partially offset by the declines in revenue within our PC Services and Marketing Services segments.
The gross profit percentage in our Sales Services segment for the quarter ended March 31, 2013 decreased to 19.1%, from 21.2% in the quarter ended March 31, 2012. This decrease was primarily due to new business being won with lower profit margins from competitive pricing pressures.
The gross profit percentage in our Marketing Services segment for the quarter ended March 31, 2013 decreased to 24.9%, from 40.3% in the quarter ended March 31, 2012. This decrease was primarily due to the impact of certain fixed costs over a lower revenue base. We have and will continue to take actions related to realigning the cost structure of our Group DCA business with the level of business if and when necessary.

PDI, Inc.

The gross profit percentage in our PC Services segment for the quarter ended March 31, 2013 increased to 24.4%, from 22.5% in the quarter ended March 31, 2012. The increase was primarily due to the change in profitability on the mix of services performed after our customer internalized certain lower margin activities as of October 1, 2012.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$3,389	8.9%	$652	42.3%	$114	3.6%	$4,155	9.7%
2012	3,602	15.4%	791	25.8%	189	3.6%	4,582	14.5%
Change	$(213)		$(139)		$(75)		$(427)

Consolidated compensation expense for the quarter ended March 31, 2013 decreased by $0.4 million, to $4.2 million, as compared to the quarter ended March 31, 2012. As a percentage of consolidated revenue, consolidated compensation expense decreased to 9.7% for the quarter ended March 31, 2013, from 14.5% for the quarter ended March 31, 2012, due primarily to the increase in quarter-over-quarter revenue as well as the company's cost savings initiatives taken in the fourth quarter of 2012.
Compensation expense in our Sales Services segment for the quarter ended March 31, 2013 decreased slightly to $3.4 million, compared to the quarter ended March 31, 2012.  As a percentage of segment revenue, compensation expense decreased 6.5%, to 8.9% for the quarter ended March 31, 2013, from 15.4% for the quarter ended March 31, 2012, primarily due to the increase in Sales Services segment revenue.
Compensation expense in our Marketing Services segment for the quarter ended March 31, 2013 decreased by $0.1 million, to $0.7 million, compared to the quarter ended March 31, 2012. As a percentage of segment revenue, compensation expense increased 16.5%, to 42.3% for the quarter ended March 31, 2013, from 25.8% for the quarter ended March 31, 2012. The increase in segment compensation expense as a percentage of segment revenue was a result of the decrease in revenue within the segment more than offsetting the decrease in compensation costs from our cost savings initiatives.
Compensation expense in our PC Services segment for both periods represents the allocation of corporate costs.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$1,566	4.1%	$415	26.9%	$84	2.7%	$2,065	4.8%
2012	1,921	8.2%	911	29.7%	173	3.3%	3,005	9.5%
Change	$(355)		$(496)		$(89)		$(940)

Consolidated other selling, general and administrative expenses for the quarter ended March 31, 2013 decreased by $0.9 million, to $2.1 million, compared to the quarter ended March 31, 2012. The decrease was driven by: a $0.3 million decline in amortization and facility costs in our Group DCA business unit as a result of the write-offs taken in the fourth quarter of 2012; a decrease in professional services of $0.2 million (i.e. consulting, audit, legal services) from our continued focus on cost savings; and a decline in travel and entertainment. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased to 4.8% for the quarter ended March 31, 2013, from 9.5% in the quarter ended March 31, 2012, due to the decrease in consolidated other selling, general and administrative expenses and the significant increase in revenue.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended March 31, 2013 decreased by $0.4 million, to $1.6 million, compared to the quarter ended March 31, 2012, primarily due to the decrease in allocated corporate costs as a result of our cost savings initiatives. As a percentage of segment revenue, other selling, general and administrative expenses decreased 4.1%, to 4.1% for the quarter ended March 31, 2013, from 8.2% in the quarter ended March 31, 2012, primarily due to the significant increase in segment revenue and the decrease in allocated corporate costs.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended March 31, 2013 decreased by $0.5 million compared to the quarter ended March 31, 2012, primarily due to the decreases in amortization expense and facility costs as well as a decrease in allocated corporate costs. Other selling, general and administrative expenses as a percentage of revenue decreased 2.8%, to 26.9% for the quarter ended March 31, 2013, from 29.7% in the quarter ended March 31, 2012 due to the decrease in revenue.

PDI, Inc.

Other selling, general and administrative expense in our PC Services segment for the quarter ended March 31, 2013 of $0.1 million represents the allocated cost of corporate support activities. Other selling, general and administrative expense for the quarter ended March 31, 2012 of $0.2 million represents the allocated cost of corporate support activities during that period.
Operating income (loss)
We had operating income of $2.3 million and an operating loss of $0.2 million for the quarters ended March 31, 2013 and 2012, respectively.  The increase in operating income was primarily due to the increase in revenue and gross profit within our Sales Services segment and the overall reduction in operating expenses.
Provision for income tax
We had income tax expense of approximately $0.1 million for the quarter ended March 31, 2013, compared to an income tax expense of $0.1 million for the quarter ended March 31, 2012. Income tax expense for the quarters ended March 31, 2013 and March 31, 2012 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2013, we had cash and cash equivalents and short-term investments of approximately $53.4 million and working capital of $37.9 million, compared to cash and cash equivalents and short-term investments of approximately $52.9 million and working capital of approximately $35.2 million at December 31, 2012.  As of March 31, 2013, we had no commercial debt.
For the three-month period ended March 31, 2013, net cash provided by operating activities was $1.2 million, compared to $2.4 million of net cash used in operating activities for the three-month period ended March 31, 2012.  The main components of cash provided by operating activities during the three-month period ended March 31, 2013 were net income of $2.1 million, a decrease in accounts receivable of $1.1 million and an increase in current liabilities of $2.3 million, partially offset by an increase in unbilled costs of $5.1 million. The increase in unbilled costs and decrease in accounts receivable is in primarily due to changes of billing terms in contracts with our largest customer. The main components of cash used in operating activities during the three-month period ended March 31, 2012 were a decrease in accrued salaries and bonus of $1.9 million and a decrease in accrued expenses of $1.9 million. The decrease in accrued expenses was primarily driven by payments of severance and close-out costs associated with discontinued operations, from the sale of our Pharmakon business unit in December 2011, the right-sizing of the Group DCA business unit
As of March 31, 2013 and December 31, 2012, we had $7.1 million and $2.0 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of March 31, 2013 and December 31, 2012, we had $13.9 million and $14.5 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the three-month period ended March 31, 2013, we had net cash used in investing activities of $0.4 million compared to $10,000 of cash used in investing activities during the three-month period ended March 31, 2012, both related to capital expenditures. All capital expenditures were funded out of available cash.
For the three-month periods ended March 31, 2013 and March 31, 2012, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.
Going Forward

Primarily as a result of the impact of the significant multi-year contracts we won in 2012 totaling over $250 million, consolidated revenue in 2013 should be slightly more than the $126.9 million of consolidated revenue recorded in 2012, excluding any new business we win and revenue we earn in 2013. Assuming a reasonable level of new business wins, and no early termination of contracts, we anticipate consolidated 2013 revenue to be at least 25% higher than 2012 revenue. We do however anticipate gross profit percentage to be lower in recently won business resulting in 2013 gross profit being up to 10% below that of 2012. Before any investment in the business, we anticipate combined 2013 compensation expense and other selling, general and administrative expenses to be marginally higher than 2012. With that said, in 2013, we expect to invest in several areas that will proactively leverage our core strengths, help differentiate us and intensify our competitive position in the market.

PDI, Inc.

First, in order to add more predictable, higher growth, higher margin business that can smooth the natural volatility of our current core businesses, we will intensify our previously announced strategy of in-licensing, acquiring or partnering of products through our Interpace BioPharma business unit. Given our proven core sales and marketing and full commercialization capabilities, we believe this is a natural extension for us and the strength of these core capabilities, our installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with our product strategy.

We are prepared to use a portion of our cash, supplemented by additional financings, if necessary, to further this strategy as these opportunities may require up-front investment. We are actively seeking opportunities of this kind, and see the potential to complete at least one during 2013 and multiple deals over the longer term. We are currently in the final stages of narrowing the areas of focus that we believe will best leverage our core capabilities and will be refocusing resources internally and adding both internal and external resources to move this strategy forward.

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

Considering the information provided above, we anticipate full year 2013 operations will result in a loss and 2013 cash flows will be negative. While we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months, we will likely require alternative forms of financing to achieve our strategic plan of product in-licensing, acquisitions or partnering.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the three-month period ended March 31, 2013, we had two customers that accounted for approximately 42.8% and 17.6% of our service revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or significant reduction of business from any of our significant customers, or a decrease in demand for our services, could have a material adverse effect on our financial condition and results of operations.  In addition, our Shared Sales business unit's services to our second largest customer are seasonal in nature, occurring primarily in the winter season.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012 (Form 10-K). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

PDI, Inc.

Item 5. Other Information

The Board of Directors adopted an amendment to the Company’s By-laws effective May 8, 2013.  The amendment replaces Article II, Section B of the By-laws to confirm that the Board of Directors, acting by majority vote, has the authority to increase or decrease the number of directors constituting the full Board of Directors from time to time, subject to a minimum number of five directors.  Prior to the amendment, the By-laws were silent as to such authority.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Amendment to By-Laws, filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 14, 2013	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer