Form 10-Q
period 2013-06-30
PDI INC
filed 2013-08-05
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 1, 2013
Common stock, $0.01 par value	15,190,760

PDI, Inc.
Form 10-Q for Period Ended June 30, 2013
TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three- and six-month periods ended June 30, 2013 and 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2013 and 2012 (unaudited)	5

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$51,023	$52,783
Short-term investments	92	92
Accounts receivable, net	6,103	10,687
Unbilled costs and accrued profits on contracts in progress	7,554	1,955
Other current assets	6,025	6,066
Total current assets	70,797	71,583
Property and equipment, net	2,775	2,396
Goodwill	2,523	2,523
Other long-term assets	1,182	1,945
Total assets	$77,277	$78,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,147	$3,388
Unearned contract revenue	11,969	14,501
Accrued salary and bonus	8,577	6,674
Other accrued expenses	10,090	11,827
Total current liabilities	33,783	36,390
Long-term liabilities	5,779	6,427
Total liabilities	39,562	42,817

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized
16,319,554 and 16,063,514 shares issued, respectively;
15,190,760 and 14,965,875 shares outstanding, respectively	163	161
Additional paid-in capital	129,579	128,508
Accumulated deficit	(78,016)	(79,258)
Accumulated other comprehensive income	11	11
Treasury stock, at cost (1,128,794 and 1,097,639 shares, respectively)	(14,022)	(13,792)
Total stockholders' equity	37,715	35,630
Total liabilities and stockholders' equity	$77,277	$78,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue, net	$37,245	$27,809	$80,168	$59,486
Cost of services	30,396	21,239	64,846	45,550
Gross profit	6,849	6,570	15,322	13,936

Compensation expense	4,914	4,069	9,069	8,651
Other selling, general and administrative expenses	2,782	2,817	4,847	5,822
Total operating expenses	7,696	6,886	13,916	14,473
Operating (loss) income	(847)	(316)	1,406	(537)
Other expense, net	(24)	(15)	(34)	(15)
(Loss) income from continuing operations before income tax	(871)	(331)	1,372	(552)
Provision for income tax	64	63	128	145
(Loss) income from continuing operations	(935)	(394)	1,244	(697)
Income (loss) from discontinued operations, net of tax	52	(45)	(2)	(14)
Net (loss) income	$(883)	$(439)	$1,242	$(711)

Other comprehensive income (loss)
Unrealized holding gain (loss) on available-for-sale securities, net	—	4	—	(1)

Comprehensive (loss) income	$(883)	$(435)	$1,242	$(712)

Basic (loss) income per share of common stock from:
Continuing operations	$(0.06)	$(0.03)	0.08	$(0.05)
Discontinued operations	—	—	—	—
Net (loss) income per basic share of common stock	$(0.06)	$(0.03)	0.08	$(0.05)

Diluted (loss) income per share of common stock from:
Continuing operations	$(0.06)	$(0.03)	$0.08	$(0.05)
Discontinued operations	—	—	—	—
Net (loss) income per diluted share of common stock	$(0.06)	$(0.03)	$0.08	$(0.05)

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,713	14,569	14,691	14,553
Diluted	14,713	14,569	15,154	14,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$1,242	$(711)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	577	996
Realignment accrual accretion	71	71
Stock-based compensation	1,073	1,036
Other changes in assets and liabilities:
Decrease in accounts receivable	4,584	727
(Increase) decrease in unbilled costs	(5,599)	378
Decrease (increase) in other current assets	804	(1,546)
Decrease in other long-term assets	—	1,018
Decrease in accounts payable	(241)	(572)
(Decrease) increase in unearned contract revenue	(2,532)	534
Increase (decrease) in accrued salaries and bonus	1,903	(2,551)
Decrease in other accrued expenses	(1,737)	(5,079)
Decrease in long-term liabilities	(719)	(1,142)
Net cash used in operating activities	(574)	(6,841)

Cash Flows From Investing Activities
Purchase of property and equipment	(956)	(448)
Net cash used in investing activities	(956)	(448)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(230)	(110)
Net cash used in financing activities	(230)	(110)

Net decrease in cash and cash equivalents	(1,760)	(7,399)
Cash and cash equivalents – beginning	52,783	64,337
Cash and cash equivalents – ending	$51,023	$56,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (SEC) on March 14, 2013.  The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic weighted average number of common shares	14,713	14,569	14,691	14,553
Dilutive effect of stock-based awards	—	—	463	—
Diluted weighted average number of common shares	14,713	14,569	15,154	14,553
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Options	50	84	50	84
Stock-settled stock appreciation rights (SARs)	901	582	711	582
Restricted stock/units	665	647	129	647
Performance contingent SARs	280	280	280	280
	1,896	1,593	1,170	1,593
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results. At June 30, 2013, no indicators of impairment were identified.
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
At June 30, 2013 and December 31, 2012, the Company deferred $2.2 million and $1.8 million of initial direct program costs, respectively.  For the three month and six month periods ended June 30, 2013, the Company amortized $0.2 million  and $0.5 million into expense, respectively.  For the three month period ended June 30, 2012, $0.1 million of initial direct program costs were amortized to expense.
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
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of June 30, 2013 and December 31, 2012, the carrying value of available-for-sale securities was approximately $92,000 and $92,000, respectively, and is included in short-term investments.  Available-for-sale securities at June 30, 2013 and December 31, 2012 consisted of $44,000 and $44,000, respectively, in mutual funds, and approximately $48,000 and $48,000, respectively, in money market accounts.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $2.2 million as of June 30, 2013 and $2.6 million at December 31, 2012, as collateral for its existing insurance policies and facility leases.
At June 30, 2013 and December 31, 2012, held-to-maturity investments included the following:

		Maturing			Maturing
	June 30, 2013	within 1 year	after 1 year through 3 years	December 31, 2012	within 1 year	after 1 year through 3 years
Cash/money accounts	$8	$8	$—	$76	$76	$—
US Treasury securities	2,417	1,900	517	2,450	1,051	1,399
Government agency securities	827	827	—	1,270	881	389
Total	$3,252	$2,735	$517	$3,796	$2,008	$1,788
At June 30, 2013 and December 31, 2012, held-to-maturity investments were recorded in the following accounts:

	June 30, 2013	December 31, 2012
Other current assets	$2,228	$2,008
Other long-term assets	1,024	1,788
Total	$3,252	$3,796

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill recorded as of June 30, 2013 is attributable to the 2010 acquisition of Group DCA.  As of June 30, 2013 and December 31, 2012, the carrying amount of goodwill for Group DCA was $2.5 million.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

There is no amortization expense in 2013 as the Company's intangible assets were written-off in the fourth quarter of 2012. Amortization expense was $0.2 million for the three-month period ended June 30, 2012 and $0.5 million for the six-month period ended June 30, 2012.

5.	FACILITIES REALIGNMENT
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2012 to June 30, 2013, of which approximately $1.1 million is included in other accrued expenses and $1.3 million is included in long-term liabilities as of June 30, 2013. The Company recognizes accretion expense in Other expense, net in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

	Sales Services	Marketing Services	Discontinued Operations	Total
Balance as of December 31, 2012	$2,027	$637	$615	$3,279
Accretion	56	—	15	71
Adjustments	—	—	—	—
Payments	(669)	(103)	(153)	(925)
Balance as of June 30, 2013	$1,414	$534	$477	$2,425

6.	FAIR VALUE MEASUREMENTS
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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	As of June 30, 2013		Fair Value Measurements
	Carrying	Fair	As of June 30, 2013
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$9,194	$9,194	$9,194	$—	$—
Money Market Funds	41,829	41,829	41,829	—	—
Total	$51,023	$51,023	$51,023	$—	$—

Marketable securities:
Money Market Funds	$48	$48	$48	$—	$—
Mutual Funds	44	44	44	—	—
U.S. Treasury securities	2,417	2,417	2,417	—	—
Government agency securities	827	827	827	—	—
Total	$3,336	$3,336	$3,336	$—	$—

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of June 30, 2013, the Company did not have any marketable securities in less active markets (level 2) or (level 3).

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
Letters of Credit
As of June 30, 2013, the Company had outstanding letters of credit of $2.2 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
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

8.	ACCRUED EXPENSES AND LONG-TERM LIABILTIES
Other accrued expenses consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Accrued pass-through costs	$2,762	$3,729
Accrued reorganization expense	1,085	1,495
Self insurance accruals	967	900
Indemnification liability	875	875
All others	4,401	4,828
	$10,090	$11,827

Long-term liabilities consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Rent payable	$1,255	$1,533
Uncertain tax positions	3,043	2,967
Restructuring	1,340	1,785
Other	141	142
	$5,779	$6,427

9.	STOCK-BASED COMPENSATION
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
The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs awards granted during the six months ended June 30, 2013 and 2012:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Six Months Ended
	June 30, 2013	June 30, 2012
Risk-free interest rate	0.33%	0.31%
Expected life (in years)	3.5	3.5
Expected volatility	49.80%	57.62%
Dividend yield	—%	—%
The Company recognized $0.7 million and $0.6 million of stock-based compensation expense for the three-month periods ended June 30, 2013 and 2012, respectively, and $1.1 million and $1.0 million for the six-month periods ended 2013 and 2012, respectively.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

10.	INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position and the existence of a deferred tax liability related to indefinite lived intangibles, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on (loss) income from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Provision for income tax	$64	$63	$128	$145
Effective income tax rate	(7.3)%	(19.0)%	9.3%	(26.3)%
Income tax expense for the six-month periods ended June 30, 2013 and 2012 was primarily due to state taxes.

11.	SEGMENT INFORMATION
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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Sales Services	Marketing Services	Product Commercialization Services	Consolidated
Three months ended June 30, 2013:
Revenue	$32,294	$1,644	$3,307	$37,245
Operating (loss) income	$(1,017)	$(518)	$688	$(847)
Capital expenditures	$86	$425	$—	$511
Depreciation expense	$216	$48	$25	$289

Three months ended June 30, 2012:
Revenue	$20,149	$2,802	$4,858	$27,809
Operating (loss) income	$(560)	$(744)	$988	$(316)
Capital expenditures	$435	$3	$—	$438
Depreciation expense	$171	$67	$30	$268

Six months ended June 30, 2013:
Revenue	$70,519	$3,185	$6,464	$80,168
Operating income (loss)	$1,347	$(1,201)	$1,260	$1,406
Capital expenditures	$255	$701	$—	$956
Depreciation expense	$450	$99	$28	$577

Six months ended June 30, 2012:
Revenue	$43,518	$5,865	$10,103	$59,486
Operating (loss) income	$(1,130)	$(1,211)	$1,804	$(537)
Capital expenditures	$440	$8	$—	$448
Depreciation expense	$373	$135	$36	$544

12.	DISCONTINUED OPERATIONS
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
The table below presents the significant components of Pharmakon's and TVG’s results included in Income (loss) from Discontinued Operations in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three- and six-month periods ended June 30, 2013 and 2012.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue, net	$—	$—	$—	$—
Income (loss) from discontinued operations, before income tax	53	(44)	—	(11)
Provision for income tax	1	1	2	3
Income (loss) from discontinued operations, net of tax	$52	$(45)	$(2)	$(14)
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for TVG and Pharmakon as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Current assets	$16	$14
Non-current assets	150	150
Total assets	$166	$164
Current liabilities	$412	$368
Non-current liabilities	810	1,006
Total liabilities	$1,222	$1,374

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

We paid cash (net) of approximately $23.9 million for Group DCA, of which $1.3 million was placed in escrow. The escrow amount of $1.3 million was paid out during the quarter ended June 30, 2012. The purchase agreement also provided for the former members of Group DCA to earn up to an additional $30.0 million from the date of acquisition through December 31, 2012.  These payouts were to be based on Group DCA's achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for

PDI, Inc.

payments related to the periods ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buy out of the contingent earn-out fee. Under the amendment, we paid $3.4 million to buy out the contingent earn-out fee under the purchase agreement in 2012. Pursuant to their respective retirement agreements, we will pay $0.3 million to each of the co-CEOs in the fourth quarter of 2013.

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

DESCRIPTION OF REPORTING SEGMENTS
For the quarter ended June 30, 2013, our three reporting segments were as follows:

•	Sales Services, which is comprised of the following business units:

•	Dedicated Sales Teams;

•	Established Relationship Teams (ERT) (formerly known as Shared Sales Teams); and

•	EngageCE.

•	Marketing Services, which is comprised of the following business units:

•	Group DCA; and

•	Voice.

•	Product Commercialization Services (PC Services) which is comprised of the following business unit:

•	Interpace BioPharma.
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

Due to the success of the program and to allow our customer to begin their long-term plan of building their own capabilities in the United States, this customer advised us that they wished to internalize selected commercialization activities as of October 1, 2012 and at the same time, extend other activities 6 months past the then current December 31, 2013 contract expiration date to June 30, 2014. The modified and extended contract resulted in an estimated net overall reduction to the then current $55 million contract of approximately 10% to 15%, however the contract is no longer terminable by the customer without cause. During the period ended June 30, 2013, one customer accounted for all of the revenue in our PC Services segment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	81.6%	76.4%	80.9%	76.6%
Gross profit	18.4%	23.6%	19.1%	23.4%

Compensation expense	13.2%	14.6%	11.3%	14.5%
Other selling, general and administrative expenses	7.5%	10.1%	6.0%	9.8%
Total operating expenses	20.7%	24.8%	17.4%	24.3%
Operating (loss) income	(2.3)%	(1.2)%	1.7%	(0.9)%

Other expense, net	(0.1)%	(0.1)%	—%	—%
(Loss) income from continuing operations before income tax	(2.3)%	(1.2)%	1.7%	(0.9)%
Provision for income tax	0.2%	0.2%	0.2%	0.2%
(Loss) income from continuing operations	(2.5)%	(1.4)%	1.6%	(1.2)%

Results of Continuing Operations for the Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012
Overview
We operate in three business segments: Sales Services; Marketing Services; and PC Services. While our quarter to quarter results can be impacted by the start or completion/termination of contracts we believe that long term trends in the pharmaceutical industry will result in a higher level of outsourcing of the types of services we provide.

Revenue, net (in thousands)	Three Months Ended
	June 30,
	2013	2012	Change ($)	Change (%)
Sales Services	$32,294	$20,149	$12,145	60.3%
Marketing Services	1,644	2,802	(1,158)	(41.3)%
PC Services	3,307	4,858	(1,551)	(31.9)%
Total	$37,245	$27,809	$9,436	33.9%
Consolidated revenue, net (revenue) for the quarter ended June 30, 2013 increased by $9.4 million, or 33.9%, to $37.2 million, compared to the quarter ended June 30, 2012. This increase was attributable to the significant 2012 new contract wins in our Sales Services segment being executed in 2013.
Revenue in our Sales Services segment for the quarter ended June 30, 2013 increased by $12.1 million, or 60.3%, to $32.3 million, compared to the quarter ended June 30, 2012. The increase in Sales Services revenue, as mentioned above, was primarily due to the significant new contract wins in 2012 being executed in 2013.

PDI, Inc.

Revenue in our Marketing Services segment for the quarter ended June 30, 2013 decreased $1.2 million, or 41.3%, to $1.6 million, compared to the quarter ended June 30, 2012.  The decrease was primarily due to a decline in revenue at our Group DCA business unit of $1.2 million as a result of fewer contract signings.
Revenue in our PC Services segment for the quarter ended June 30, 2013 was $3.3 million, $1.6 million lower than the second quarter of 2012 due to the internalization of selected commercialization activities by our customer as of October 1, 2012.

Cost of services (in thousands)	Three Months Ended
	June 30,
	2013	2012	Change ($)	Change (%)
Sales Services	$27,042	$16,121	$10,921	67.7%
Marketing Services	1,006	1,767	(761)	(43.1)%
PC Services	2,348	3,351	(1,003)	(29.9)%
Total	$30,396	$21,239	$9,157	43.1%

Consolidated cost of services for the quarter ended June 30, 2013 increased by $9.2 million, or 43.1%, to $30.4 million, compared to the quarter ended June 30, 2012. This increase was primarily due to contracts within our Sales Services segment that were won in 2012 and executed in 2013, partially offset by a reduction of costs in our PC Services and Marketing Services segments.
Cost of services in our Sales Services segment for the quarter ended June 30, 2013 increased by $10.9 million, or 67.7%, to $27.0 million, compared to the quarter ended June 30, 2012. This increase was directly attributable to the increase in revenue from the 2012 contract wins discussed above.
Cost of services in our Marketing Services segment for the quarter ended June 30, 2013 decreased by $0.8 million, or 43.1%, to $1.0 million, compared to the quarter ended June 30, 2012. This decrease was attributable to the decline in revenue discussed above and the actions we have taken to lower the cost structure in our Group DCA business unit in an effort to realign the cost structure with the current level of business.
Cost of services in our PC Services segment for the quarter ended June 30, 2013 decreased $1.0 million, or 29.9%, to $2.3 million, compared to the quarter ended June 30, 2012. This decrease was directly attributable to the decline in revenue discussed above.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$5,252	16.3%	$638	38.8%	$959	29.0%	$6,849	18.4%
2012	4,028	20.0%	1,035	36.9%	1,507	31.0%	6,570	23.6%
Change	$1,224		$(397)		$(548)		$279

Consolidated gross profit for the quarter ended June 30, 2013 increased by $0.3 million, or 4.2%, to $6.8 million, compared to the quarter ended June 30, 2012. The change in consolidated gross profit was primarily attributable to the increase in revenue in our Sales Services segment being partially offset by the decreases in revenue within our PC Services and Marketing Services segments.
The gross profit percentage in our Sales Services segment for the quarter ended June 30, 2013 decreased to 16.3%, from 20.0% in the quarter ended June 30, 2012. The decrease was due to new business being won with lower profit margins from competitive pricing pressures and the reduction in revenue in our ERT business unit over its fixed management costs.
The gross profit percentage in our Marketing Services segment for the quarter ended June 30, 2013 increased to 38.8%, from 36.9% in the quarter ended June 30, 2012. The gross profit percentage increase was due to the lower cost structure in our Group DCA business unit from actions we have taken to realign the cost structure to the current level of business. We have and will continue to take actions related to realigning the cost structure of our Group DCA business unit with the level of business if and when necessary.

PDI, Inc.

The gross profit percentage in our PC Services segment for the quarter ended June 30, 2013 decreased to 29.0%, from 31.0% in the quarter ended June 30, 2012. The decrease was primarily due to the change in profitability on the mix of services performed after our customer internalized certain activities as of October 1, 2012.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$4,105	12.7%	$658	40.0%	$151	4.6%	$4,914	13.2%
2012	3,018	15.0%	763	27.2%	288	5.9%	4,069	14.6%
Change	$1,087		$(105)		$(137)		$845

Consolidated compensation expense for the quarter ended June 30, 2013 increased $0.8 million, to $4.9 million, as compared to the quarter ended June 30, 2012. This increase was primarily due to accrued executive severance of $0.3 million and a $0.4 million increase in bonus expense. As a percentage of consolidated revenue, consolidated compensation expense decreased to 13.2% for the quarter ended June 30, 2013, from 14.6% for the quarter ended June 30, 2012. The decrease in consolidated compensation expense as a percent of consolidated revenue was a result of the increase in consolidated revenue more than offsetting the increase in consolidated compensation costs.
Compensation expense in our Sales Services segment for the quarter ended June 30, 2013 increased to $4.1 million, compared to the quarter ended June 30, 2012.  This increase was primarily due to the accrued executive severance and bonus expense mentioned above. As a percentage of segment revenue, compensation expense decreased 2.3%, to 12.7% for the quarter ended June 30, 2013, from 15.0% for the quarter ended June 30, 2012, primarily due to the increase in Sales Services segment revenue.
Compensation expense in our Marketing Services segment for the quarter ended June 30, 2013 decreased by $0.1 million, to $0.7 million, compared to the quarter ended June 30, 2012.  As a percentage of segment revenue, compensation expense increased 12.8%, to 40.0% for the quarter ended June 30, 2013, from 27.2% for the quarter ended June 30, 2012. The increase in segment compensation expense as a percent of segment revenue was a result of the decrease in segment revenue more than offsetting the decrease in segment compensation costs.
Compensation expense in our PC Services segment for both periods represents the allocated cost of corporate support activities.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$2,164	6.7%	$498	30.3%	$120	3.6%	$2,782	7.5%
2012	1,570	7.8%	1,016	36.3%	231	4.8%	2,817	10.1%
Change	$594		$(518)		$(111)		$(35)

Consolidated other selling, general and administrative expenses for the quarter ended June 30, 2013 remained essentially flat when compared to the quarter ended June 30, 2012. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased to 7.5% for the quarter ended June 30, 2013, from 10.1% in the quarter ended June 30, 2012, due to the increase in consolidated revenue.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended June 30, 2013 increased by $0.6 million, to $2.2 million, compared to the quarter ended June 30, 2012, primarily due to an $0.5 million increase in allocated corporate legal and consulting costs as we have intensified our announced strategy of in-licensing, acquiring or partnering of products. As a percentage of segment revenue, other selling, general and administrative expenses decreased 1.1%, to 6.7% for the quarter ended June 30, 2013, from 7.8% in the quarter ended June 30, 2012, due to the increase in segment revenue.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended June 30, 2013 decreased by $0.5 million compared to the quarter ended June 30, 2012, primarily due to the decreases amortization expense and facility costs as well as a decrease in allocated corporate costs. Other selling, general and administrative expenses as a percentage of revenue decreased 6.0%, to 30.3% for the quarter ended June 30, 2013, from 36.3% in the quarter ended June 30, 2012, due to the decreases in the aforementioned costs.

PDI, Inc.

Other selling, general and administrative expense in our PC Services segment for the quarters ended June 30, 2013 and June 30, 2012 of $0.1 million and $0.2 million, respectively, represents the allocated cost of corporate support activities.
Operating loss
We had operating losses of $0.8 million and $0.3 million for the quarters ended June 30, 2013 and 2012, respectively.  The increase in operating loss was due to lower margins on revenue, the increase in compensation expense and the expenditures related to our strategy of in-licensing, acquiring or partnering of products.
Provision for income tax
We had income tax expense of approximately $0.1 million for each of the quarters ended June 30, 2013 and June 30, 2012. Income tax expense for both quarters was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.
Results of Continuing Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenue, net (in thousands)	Six Months Ended
	June 30,
	2013	2012	Change ($)	Change (%)
Sales Services	$70,519	$43,518	$27,001	62.0%
Marketing Services	3,185	5,865	(2,680)	(45.7)%
PC Services	6,464	10,103	(3,639)	(36.0)%
Total	$80,168	$59,486	$20,682	34.8%
Consolidated revenue for the six months ended June 30, 2013 increased by $20.7 million, or 34.8%, to $80.2 million, compared to the six months ended June 30, 2012. This increase was attributable to the significant 2012 new contract wins in our Sales Services segment being executed in 2013.
Revenue in our Sales Services segment for the six months ended June 30, 2013 increased by $27.0 million, or 62.0%, to $70.5 million, compared to the six months ended June 30, 2012. The increase in Sales Services revenue, as mentioned above, was primarily due to the significant new contract wins in 2012 being executed in 2013.
Revenue in our Marketing Services segment for the six months ended June 30, 2013 decreased by $2.7 million, or 45.7%, to $3.2 million, compared to the six months ended June 30, 2012.  The decrease was primarily due to a decline in revenue at our Group DCA business unit of $2.7 million as a result of fewer contract signings.
Revenue in our PC Services segment for the six months ended June 30, 2013 was $6.5 million, $3.6 million lower than the six months ended June 30, 2012 due to the internalization of selected commercialization activities by our customer as of October 1, 2012.

Cost of services (in thousands)	Six Months Ended
	June 30,
	2013	2012	Change ($)	Change (%)
Sales Services	$57,948	$34,537	$23,411	67.8%
Marketing Services	2,163	3,595	(1,432)	(39.8)%
PC Services	4,735	7,418	(2,683)	(36.2)%
Total	$64,846	$45,550	$19,296	42.4%

Consolidated cost of services for the six months ended June 30, 2013 increased by $19.3 million, or 42.4%, to $64.8 million, compared to the six months ended June 30, 2012. This increase was primarily due to contracts within our Sales Services segment that were won in 2012 and executed in 2013, partially offset by a reduction of costs in our PC Services and Marketing Services segments.

PDI, Inc.

Cost of services in our Sales Services segment for the six months ended June 30, 2013 increased by $23.4 million, or 67.8%, to $57.9 million, compared to the six months ended June 30, 2012. This increase was directly attributable to the increase in revenue discussed above.
Cost of services in our Marketing Services segment for the six months ended June 30, 2013 decreased by $1.4 million, or 39.8%, to $2.2 million, compared to the six months ended June 30, 2012. The decrease was attributable to our emphasis on cost savings initiatives as we continue to right-size the structure of our Group DCA business unit.
Cost of services in our PC Services segment for the six months ended June 30, 2013 was $4.7 million, a decrease of $2.7 million compared to the six months ended June 30, 2012. This decrease was directly attributable to the decline in revenue discussed above.

Gross profit (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$12,571	17.8%	$1,022	32.1%	$1,729	26.7%	$15,322	19.1%
2012	8,981	20.6%	2,270	38.7%	2,685	26.6%	13,936	23.4%
Change	$3,590		$(1,248)		$(956)		$1,386

Consolidated gross profit for the six months ended June 30, 2013 increased by $1.4 million, or 9.9%, to $15.3 million, compared to the six months ended June 30, 2012. The change in consolidated gross profit was primarily attributable to the increase in revenue in our Sales Services segment partially offset by the declines in revenue in within our Marketing Services and PC Services segments.
The gross profit percentage in our Sales Services segment for the six months ended June 30, 2013 decreased to 17.8%, from 20.6% in the six months ended June 30, 2012. This decrease was due to new business being won with lower profit margins from competitive pricing pressures and the reduction in revenue in our Established Relationship Teams business unit over its fixed management costs.
The gross profit percentage in our Marketing Services segment for the six months ended June 30, 2013 decreased to 32.1%, from 38.7% in the six months ended June 30, 2012. The decrease in gross profit percentage was due to the decline in Group DCA revenue partially offset by the actions we have taken to reduce the business unit's cost structure.
The gross profit percentage in our PC Services segment for the six months ended June 30, 2013 remained relatively consistent at 26.7%, compared to the six months ended June 30, 2012.

Compensation expense (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$7,494	10.6%	$1,310	41.1%	$265	4.1%	$9,069	11.3%
2012	6,620	15.2%	1,554	26.5%	477	4.7%	8,651	14.5%
Change	$874		$(244)		$(212)		$418

Consolidated compensation expense for the six months ended June 30, 2013 increased by $0.4 million, to $9.1 million, as compared to the six months ended June 30, 2012. The increase was primarily attributable to accrued executive severance costs of $0.3 million. As a percentage of consolidated revenue, consolidated compensation expense decreased to 11.3% for the six months ended June 30, 2013, from 14.5% for the six months ended June 30, 2012, primarily due to the increase in consolidated revenue.
Compensation expense in our Sales Services segment for the six months ended June 30, 2013 increased by $0.9 million, to $7.5 million, as compared to the six months ended June 30, 2012.  This increase was primarily attributable to allocated corporate bonus and accrued executive severance costs. As a percentage of segment revenue, compensation expense decreased 4.6%, to 10.6% for the six months ended June 30, 2013, from 15.2% for the six months ended June 30, 2012, due to the increase in segment revenue.

PDI, Inc.

Compensation expense in our Marketing Services segment for the six months ended June 30, 2013 decreased by $0.2 million, to $1.3 million, compared to the six months ended June 30, 2012. As a percentage of segment revenue, compensation expense increased 14.6%, to 41.1% for the six months ended June 30, 2013, from 26.5% for the six months ended June 30, 2012. The increase in segment compensation expense as a percent of segment revenue was a result of the decrease in revenue within the segment more than offsetting the decrease in compensation costs from our cost savings initiatives.
Compensation expense in our PC Services segment for the six months ended June 30, 2013 and the six months ended June 30, 2012 is attributable to the allocated costs of corporate support activities in each of the respective periods.

Other selling, general and administrative expenses (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$3,730	5.3%	$913	28.7%	$204	3.2%	$4,847	6.0%
2012	3,491	8.0%	1,927	32.9%	404	4.0%	5,822	9.8%
Change	$239		$(1,014)		$(200)		$(975)

Consolidated other selling, general and administrative expenses for the six months ended June 30, 2013 decreased by $1.0 million, to $4.8 million, compared to the six months ended June 30, 2012. The decrease was primarily driven by a decrease in amortization expense of $0.5 million and a decrease in facility costs and depreciation expense of $0.5 million. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased to 6.0% for the six months ended June 30, 2013, from 9.8% in the six months ended June 30, 2012, due to the increase in consolidated revenue and the decrease in consolidated other selling, general and administrative expenses.
Other selling, general and administrative expenses in our Sales Services segment for the six months ended June 30, 2013 increased by $0.2 million, to $3.7 million, compared to the six months ended June 30, 2012, primarily due to an increase in allocated corporate legal and consulting costs as we have intensified our announced strategy of in-licensing, acquiring or partnering of products. As a percentage of segment revenue, other selling, general and administrative expenses decreased 2.7%, to 5.3% for the six months ended June 30, 2013, from 8.0% in the six months ended June 30, 2012, due to the increase in segment revenue.
Other selling, general and administrative expenses in our Marketing Services segment for the six months ended June 30, 2013 decreased by $1.0 million compared to the six months ended June 30, 2012, primarily due to a decrease in amortization expense of $0.5 million at Group DCA and a decrease in facility costs and depreciation expense of $0.2 million. Other selling, general and administrative expenses as a percentage of revenue decreased 4.2%, to 28.7% for the six months ended June 30, 2013, from 32.9% in the six months ended June 30, 2012 due to the aforementioned decrease in Group DCA other selling, general and administrative expenses.
Other selling, general and administrative expense in our PC Services segment for the six months ended June 30, 2013 and six months ended June 30, 2012 is attributable to the allocated cost of corporate support activities in each of the respective periods.
Operating income (loss)
We had operating income of $1.4 million and an operating loss $0.5 million for the six months ended June 30, 2013 and 2012, respectively.  The increase in operating income was primarily due to increased revenue and gross profit in our Sales Services segment and the overall reduction in operating expenses.
Provision for income tax
We had income tax expense of approximately $0.1 million for both the six months ended June 30, 2013 and 2012. Income tax expense for the six months ended June 30, 2013 and 2012 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2013, we had cash and cash equivalents and short-term investments of approximately $51.1 million and working capital of $37.0 million, compared to cash and cash equivalents and short-term investments of approximately $52.9 million and working capital of approximately $35.2 million at December 31, 2012.  As of June 30, 2013, we had no commercial debt.

PDI, Inc.

For the six-month period ended June 30, 2013, net cash used in operating activities was $0.6 million, compared to $6.8 million of net cash used in operating activities for the six-month period ended June 30, 2012.  The main components of cash used in operating activities during the six-month period ended June 30, 2013 were net income of $1.2 million, a decrease in accounts receivable of $4.6 million offset by an increase in unbilled receivables of $5.6 million and a decrease in current liabilities of $2.6 million.  The increase in unbilled costs and decrease in accounts receivable is primarily due to changes of billing terms in contracts with our largest customer. The main components of cash used in operating activities during the six-month period ended June 30, 2012 were a decrease in accrued expenses of $5.1 million as well as a decrease in accrued salaries and bonus of $2.6 million. The decrease in accrued expenses was primarily driven by payments of severance and close-out costs associated with the sale of our Pharmakon business unit in December 2011, the right-sizing of the Group DCA business unit and a scheduled $1.5 million payment to buyout the contingent earn-out fee under the Group DCA purchase agreement. Partially offsetting these uses of cash were a $1.0 million decrease in other long-term assets and a decrease in accounts receivable of $0.7 million.
As of June 30, 2013 and December 31, 2012, we had $7.6 million and $2.0 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of June 30, 2013 and December 31, 2012, we had $12.0 million and $14.5 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the six-month period ended June 30, 2013, we had net cash used in investing activities of $1.0 million compared to $0.4 million of cash used in investing activities during the six-month period ended June 30, 2012. All capital expenditures were funded out of available cash.
For the six-month periods ended June 30, 2013 and June 30, 2012, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.
Going Forward

Primarily as a result of the impact of the significant multi-year contracts we won in 2012 totaling over $250 million, consolidated revenue in 2013 should be slightly more than the $126.9 million of consolidated revenue recorded in 2012, excluding any new business we win and revenue we earn in 2013. Assuming a reasonable level of new business wins, and no early termination of contracts, we anticipate consolidated 2013 revenue to be 25% higher than 2012 revenue. We do however anticipate gross profit percentage to be lower in recently won business resulting in 2013 gross profit being 10% below that of 2012. Before any investment in the business, we anticipate combined 2013 compensation expense and other selling, general and administrative expenses to be marginally higher than 2012. With that said, in 2013, we expect to invest in several areas that will proactively leverage our core strengths, help differentiate us and intensify our competitive position in the market.

First, in order to add more predictable, higher growth, higher margin business that can smooth the natural volatility of our current core businesses, we have intensified our previously announced strategy of in-licensing, acquiring or partnering of products through our Interpace BioPharma business unit. Given our proven core sales and marketing and full commercialization capabilities, we believe this is a natural extension for us and the strength of these core capabilities, our installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with our product strategy.

We are prepared to use a portion of our cash, supplemented by additional financings, if necessary, to further this strategy as these opportunities may require up-front investment. We are actively seeking opportunities of this kind, and see the potential to complete at least one during 2013 and multiple deals over the longer term. We will be refocusing resources internally and adding both internal and external resources to move this strategy forward.

Next, in order to further differentiate our core offerings, we have begun, and will continue, to make significant investment in systems and equipment to advance these core offerings in 2013. We have developed strong capabilities in delivering integrated multi-channel offerings to health care providers. The breadth of these offerings and the ability to integrate them in a return on investment focused manner has been a contributing factor in many of our recent new business wins.

Finally, we are investing in and plan to launch a new product offering in our Group DCA business unit that will provide a unique platform for delivering sales representative driven, multi-channel communications to health care providers. This offering will initially lean on the Group DCA database of over 300,000 physicians. This platform can be utilized by our entire organization, but has a much broader pharmaceutical industry application.

PDI, Inc.

In total, we are prepared to commit $4 to $5 million to support these three areas in 2013, which does not include any amounts invested for product in-licensing, acquisitions or partnering. While we will capitalize some of these expenses initially, we expect that at least half of what we spend will be expensed in 2013. Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $2.0 million to $3.0 million in 2013.  We expect our working capital requirements to increase as a result of new customer contracts generally providing for longer than historical payment terms.

Considering the information provided above, we anticipate full year 2013 operations will result in a loss and full year 2013 cash flows will be negative. While we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months, we will likely require alternative forms of financing to achieve our strategic plan of product in-licensing, acquisitions or partnering.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the six-month period ended June 30, 2013, we had two customers that accounted for approximately 44.9% and 18.5% of our service revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or significant reduction of business from any of our significant customers, or a decrease in demand for our services, could have a material adverse effect on our financial condition and results of operations.

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 5, 2013	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer