Form 10-Q
period 2013-09-30
PDI INC
filed 2013-11-13
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 10, 2013
Common stock, $0.01 par value	15,155,242

PDI, Inc.
Form 10-Q for Period Ended September 30, 2013
TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Interim Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three- and nine-month periods ended September 30, 2013 and 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 and 2012 (unaudited)	5

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		34

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$49,627	$52,783
Short-term investments	96	92
Accounts receivable, net	4,020	10,687
Unbilled costs and accrued profits on contracts in progress	6,645	1,955
Other current assets	6,136	6,066
Total current assets	66,524	71,583
Property and equipment, net	3,122	2,396
Goodwill	2,523	2,523
Other long-term assets	1,045	1,945
Total assets	$73,214	$78,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,768	$3,388
Unearned contract revenue	12,018	14,501
Accrued salary and bonus	7,631	6,674
Other accrued expenses	10,209	11,827
Total current liabilities	31,626	36,390
Long-term liabilities	5,581	6,427
Total liabilities	37,207	42,817

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized
16,281,305 and 16,063,514 shares issued, respectively;
15,149,357 and 14,965,875 shares outstanding, respectively	163	161
Additional paid-in capital	130,025	128,508
Accumulated deficit	(80,157)	(79,258)
Accumulated other comprehensive income	13	11
Treasury stock, at cost (1,131,948 and 1,097,639 shares, respectively)	(14,037)	(13,792)
Total stockholders' equity	36,007	35,630
Total liabilities and stockholders' equity	$73,214	$78,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue, net	$34,260	$31,781	$114,428	$91,267
Cost of services	29,564	25,842	94,410	71,392
Gross profit	4,696	5,939	20,018	19,875

Compensation expense	4,231	4,075	13,300	12,726
Other selling, general and administrative expenses	2,517	2,620	7,364	8,442
Total operating expenses	6,748	6,695	20,664	21,168
Operating loss	(2,052)	(756)	(646)	(1,293)
Other income (expense), net	3	—	(30)	(15)
Loss from continuing operations before income tax	(2,049)	(756)	(676)	(1,308)
Provision for income tax	64	74	192	219
Loss from continuing operations	(2,113)	(830)	(868)	(1,527)
Loss from discontinued operations, net of tax	(28)	(189)	(31)	(204)
Net loss	$(2,141)	$(1,019)	$(899)	$(1,731)

Other comprehensive income (loss)
Unrealized holding gain (loss) on available-for-sale securities, net	2	(1)	2	(2)

Comprehensive loss	$(2,139)	$(1,020)	$(897)	$(1,733)

Basic and diluted loss per share of common stock from:
Continuing operations	(0.14)	$(0.06)	(0.06)	$(0.10)
Discontinued operations	(0.01)	(0.01)	—	(0.02)
Net loss per basic and diluted share of common stock	(0.15)	$(0.07)	(0.06)	$(0.12)

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,740	14,609	14,708	14,580
Diluted	14,740	14,609	14,708	14,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(899)	$(1,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	922	1,490
Realignment accrual accretion	106	106
Provision for bad debt	9	—
Stock-based compensation	1,519	1,520
Other changes in assets and liabilities:
Decrease in accounts receivable	6,658	1,368
(Increase) decrease in unbilled costs	(4,690)	1,608
Decrease (increase) in other current assets	2,330	(477)
Increase in other long-term assets	—	(6)
Decrease in accounts payable	(1,620)	(985)
(Decrease) increase in unearned contract revenue	(2,483)	368
Increase (decrease) in accrued salaries and bonus	957	(1,263)
Decrease in other accrued expenses	(1,620)	(3,813)
Decrease in long-term liabilities	(952)	(1,340)
Net cash provided by (used in) operating activities	237	(3,155)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,648)	(528)
Investment in non-controlled entity	(1,500)	—
Net cash used in investing activities	(3,148)	(528)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(245)	(125)
Net cash used in financing activities	(245)	(125)

Net decrease in cash and cash equivalents	(3,156)	(3,808)
Cash and cash equivalents – beginning	52,783	64,337
Cash and cash equivalents – ending	$49,627	$60,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (SEC) on March 14, 2013.  The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic weighted average number of common shares	14,740	14,609	14,708	14,580
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted average number of common shares	14,740	14,609	14,708	14,580
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Options	42	76	42	76
Stock-settled stock appreciation rights (SARs)	796	574	796	574
Restricted stock/units	600	632	600	632
Performance contingent SARs	280	280	280	280
	1,718	1,562	1,718	1,562
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results. At September 30, 2013, no indicators of impairment were identified.
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
At September 30, 2013 and December 31, 2012, the Company deferred $2.3 million and $1.8 million of initial direct program costs, respectively.  For the three month and nine month periods ended September 30, 2013, the Company amortized $0.2 million and $0.7 million of initial direct program costs into expense, respectively.  For the three and nine month periods ended September 30, 2012, the Company amortized $0.1 million of initial direct program costs into expense.
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
Available-for-sale securities are carried at fair value with the unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses on available-for-sale securities are computed based upon specific identification and included in other income (expense), net in the consolidated statement of operations.  Declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income (expense), net in the consolidated statement of operations and the cost basis of the security is reduced. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost which approximates fair value.  Interest income is accrued as earned.  Realized gains and losses on held-to-maturity investments are computed based upon specific identification and included in other income (expense), net in the condensed consolidated statement of operations.  The Company does not have any investments classified as trading.
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of September 30, 2013 and December 31, 2012, the carrying value of available-for-sale securities was approximately $96,000 and $92,000, respectively, and is included in short-term investments.  Available-for-sale securities at September 30, 2013 and December 31, 2012 consisted of $48,000 and $44,000, respectively, in mutual funds, and approximately $48,000 and $48,000, respectively, in money market accounts.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $2.0 million as of September 30, 2013 and $2.6 million at December 31, 2012, as collateral for its existing insurance policies and facility leases.
At September 30, 2013 and December 31, 2012, held-to-maturity investments included the following:

		Maturing			Maturing
	September 30, 2013	within 1 year	after 1 year through 3 years	December 31, 2012	within 1 year	after 1 year through 3 years
Cash/money accounts	$44	$44	$—	$76	$76	$—
US Treasury securities	1,370	1,370	—	2,450	1,051	1,399
Government agency securities	822	822	—	1,270	881	389
Total	$2,236	$2,236	$—	$3,796	$2,008	$1,788
At September 30, 2013 and December 31, 2012, held-to-maturity investments were recorded in the following accounts:

	September 30, 2013	December 31, 2012
Other current assets	$1,349	$2,008
Other long-term assets	887	1,788
Total	$2,236	$3,796

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Goodwill recorded as of September 30, 2013 is attributable to the 2010 acquisition of Group DCA.  As of September 30, 2013 and December 31, 2012, the carrying amount of goodwill for Group DCA was $2.5 million.
No amortization expense was recorded in 2013 as the Company's finite lived intangible assets were written-off in the fourth quarter of 2012. Amortization expense was $0.2 million for the three-month period ended September 30, 2012 and $0.7 million for the nine-month period ended September 30, 2012.

5.	FACILITIES REALIGNMENT
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2012 to September 30, 2013, of which approximately $1.0 million is included in other accrued expenses and $1.2 million is included in long-term liabilities as of September 30, 2013. The Company recognizes accretion expense in Other income (expense), net in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

	Sales Services	Marketing Services	Discontinued Operations	Total
Balance as of December 31, 2012	$2,027	$637	$615	$3,279
Accretion	84	—	22	106
Adjustments	—	—	—	—
Payments	(841)	(157)	(211)	(1,209)
Balance as of September 30, 2013	$1,270	$480	$426	$2,176

6.	FAIR VALUE MEASUREMENTS
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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	As of September 30, 2013		Fair Value Measurements
	Carrying	Fair	As of September 30, 2013
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$12,303	$12,303	$12,303	$—	$—
Money market funds	37,324	37,324	37,324	—	—
Total	$49,627	$49,627	$49,627	$—	$—

Marketable securities:
Money market funds	$48	$48	$48	$—	$—
Mutual funds	48	48	48	—	—
U.S. Treasury securities	1,370	1,370	1,370	—	—
Government agency securities	822	822	822	—	—
Total	$2,288	$2,288	$2,288	$—	$—

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of September 30, 2013, the Company did not have any marketable securities in less active markets (level 2) or (level 3).

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
Letters of Credit
As of September 30, 2013, the Company had outstanding letters of credit of $2.0 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
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

8.	ACCRUED EXPENSES AND LONG-TERM LIABILTIES
Other accrued expenses consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Accrued pass-through costs	$1,772	$3,729
Accrued reorganization expense	1,005	1,495
Self insurance accruals	841	900
Indemnification liability	875	875
All others	5,716	4,828
	$10,209	$11,827

Long-term liabilities consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Rent payable	$1,187	$1,533
Uncertain tax positions	3,082	2,967
Restructuring	1,171	1,785
Other	141	142
	$5,581	$6,427

9.	STOCK-BASED COMPENSATION
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
The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs awards granted during the nine months ended September 30, 2013 and 2012:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Risk-free interest rate	0.33%	0.31%
Expected life (in years)	3.5	3.5
Expected volatility	49.80%	57.62%
Dividend yield	—%	—%
The Company recognized $0.4 million and $0.5 million of stock-based compensation expense for the three-month periods ended September 30, 2013 and 2012, respectively, and $1.5 million for each of the nine-month periods ended September 30, 2013 and 2012.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

10.	INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position and the existence of a deferred tax liability related to indefinite lived intangibles, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on income from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Provision for income tax	$64	$74	$192	$219
Effective income tax rate	(3.1)%	(9.8)%	(28.4)%	(16.7)%
Income tax expense for the nine-month periods ended September 30, 2013 and 2012 was primarily due to state and local taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Sales Services	Marketing Services	Product Commercialization Services	Consolidated
Three months ended September 30, 2013:
Revenue	$30,748	$781	$2,731	$34,260
Operating (loss) income	$(1,316)	$(1,177)	$441	$(2,052)
Capital expenditures	$290	$402	$—	$692
Depreciation expense	$296	$46	$3	$345

Three months ended September 30, 2012:
Revenue	$25,021	$2,196	$4,564	$31,781
Operating (loss) income	$(394)	$(1,326)	$964	$(756)
Capital expenditures	$73	$7	$—	$80
Depreciation expense	$202	$60	$7	$269

Nine months ended September 30, 2013:
Revenue	$101,267	$3,966	$9,195	$114,428
Operating income (loss)	$31	$(2,378)	$1,701	$(646)
Capital expenditures	$545	$1,103	$—	$1,648
Depreciation expense	$746	$145	$31	$922

Nine months ended September 30, 2012:
Revenue	$68,539	$8,061	$14,667	$91,267
Operating (loss) income	$(1,524)	$(2,537)	$2,768	$(1,293)
Capital expenditures	$513	$15	$—	$528
Depreciation expense	$575	$195	$43	$813

12.	DISCONTINUED OPERATIONS
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
The table below presents the significant components of Pharmakon's and TVG’s results included in Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three- and nine-month periods ended September 30, 2013 and 2012.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue, net	$—	$—	$—	$—
Loss from discontinued operations, before income tax	(27)	(188)	(27)	(200)
Provision for income tax	1	1	4	4
Loss from discontinued operations, net of tax	$(28)	$(189)	$(31)	$(204)
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for TVG and Pharmakon as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Current assets	$23	$14
Non-current assets	150	150
Total assets	$173	$164
Current liabilities	$393	$368
Non-current liabilities	768	1,006
Total liabilities	$1,161	$1,374

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

13.	INVESTMENT IN NON-CONTROLLED ENTITY
In August 2013, PDI entered into a collaboration agreement with a privately held molecular diagnostics company (the Diagnostics Company) to commercialize its fully-developed, molecular diagnostic tests. Under the terms of the collaboration agreement, PDI paid an initial fee of $1.5 million and has received an option to purchase 100% of the outstanding common stock of the Diagnostics Company. The Company also has the option to contribute an additional $0.5 million for mutually agreed upon activities in furtherance of commercialization efforts. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6.0 million if all milestones are achieved at their maximum levels. PDI can terminate the collaboration agreement if all milestones are not achieved within one year and would receive a $1.0 million termination fee. If all milestones are achieved within one year and PDI has not exercised its option, the Diagnostics Company can require PDI to exercise the option to purchase its outstanding common stock or terminate the collaboration agreement and pay PDI a termination fee of approximately $2.0 million. If PDI purchases the outstanding common stock of the Diagnostic Company, in addition to the option price based on the achievement of milestones, beginning in 2015, PDI would pay a royalty of 7% on annual net revenue up to $50.0 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100.0 million. For competitive reasons, the name of the Diagnostic Company and the specific focus area of the initial test to be commercialized are not being disclosed at this time.

PDI has recorded the initial fee as an investment in a non-controlled entity within Other current assets in the Condensed Consolidated Balance Sheets in accordance with ASC 325-20 Investments Other - Cost Method Investments.

14.	SUBSEQUENT EVENT
In October 2013, the Company entered into a U.S. collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic. Under the terms of the strategic collaboration agreement, the Company will be responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic will be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties will bear the cost of their respective expenses and will split profit on a formula basis. In addition, the Company will provide Transgenomic with funding support of up to 3.0 million, principally to mitigate working capital requirements.

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

PDI, Inc.

•	Early termination of a significant services contract, the loss of one or more of our significant customers or a material reduction in service revenues from such customers;

•	Our ability to obtain additional funds in order to implement our business model and strategy;

•
Our ability to successfully identify, complete and integrate any future acquisitions or successfully complete and integrate our diagnostic commercialization opportunities and the effects of any such items on our revenues, profitability and ongoing business;

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

PDI, Inc.

In order to add more predictable, higher growth, higher margin business that can smooth the natural volatility of our current core businesses, and at the same time leverage the breath of our installed infrastructure and strength of our core commercialization capabilities we have recently announced a strategy to become a leading commercialization company for the molecular diagnostics industry via in-licensing, acquiring or partnering through our Interpace BioPharma business unit. The molecular diagnostics industry is highly fragmented with numerous strong science-based companies that have developed clinically important tests which are ready or near ready for market. A vast majority of these companies have very limited experience bringing a test to market and many of them do not have the capital to build an infrastructure to effectively commercialize their test. Due to their complexity, most molecular diagnostic tests require a specialized go-to-market strategy, which includes messaging to physicians and potentially patients, similar to launching of a new drug in the pharmaceutical market. Developing and delivering these kinds of messages, fully leveraging our extensive commercial infrastructure in an impactful, innovative and ROI centric manner is one of our strengths. Given our proven core sales and marketing and full commercialization capabilities, we believe this is a natural extension for us and the strength of these core capabilities, our installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with this strategy.

In October 2013, we entered into a U.S. collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic. Under the terms of the strategic collaboration agreement, we will be responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic will be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties will bear the cost of their respective expenses and will split profit on a formula basis. In addition, we will provide Transgenomic with funding support of up to $3.0 million, principally to mitigate working capital requirements.

In August 2013, we entered into a collaboration agreement with a privately held molecular diagnostics company (the Diagnostics Company) to commercialize their molecular diagnostic tests. The initial test to be commercialized is fully developed. Under the terms of the collaboration agreement, we paid an initial fee of $1.5 million and have received an option to purchase the outstanding common stock of the Diagnostics Company. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6 million if all milestones are achieved at their maximum levels. We can terminate the collaboration agreement if all milestones are not achieved within one year and would receive a $1.0 million termination fee. If all milestones are achieved within one year and we have not exercised our option, the Diagnostics Company can require us to exercise the option to purchase the outstanding stock of the Diagnostics Company or terminate the collaboration agreement and pay us a termination fee of approximately $2.0 million. If we purchase the Diagnostic Company, in addition to the option price based on the achievement of milestones, beginning in 2015, we would pay a royalty of 7% on annual net revenue up to $50 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100 million. For competitive reasons, the name of the Diagnostic Company and the specific focus area of the initial test to be commercialized are not being disclosed at this time.

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

PDI, Inc.

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

We paid cash (net) of approximately $23.9 million for Group DCA, of which $1.3 million was placed in escrow. The escrow amount of $1.3 million was paid out during the quarter ended June 30, 2012. The purchase agreement also provided for the former members of Group DCA to earn up to an additional $30.0 million from the date of acquisition through December 31, 2012.  These payouts were to be based on Group DCA's achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ending December 31, 2011 and 2012.  The metrics for payments related to the periods ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buy out of the contingent earn-out fee. Under the amendment, we paid $3.4 million to buy out the contingent earn-out fee under the purchase agreement in 2012. Pursuant to their respective retirement agreements, we paid $0.3 million to each of the co-CEOs in October 2013.

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
For the quarter ended September 30, 2013, our three reporting segments were as follows:

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

PDI, Inc.

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
Marketing Services
Our Marketing Services reporting segment is comprised of our Group DCA and Voice business units. Our Group DCA business unit enters into contracts and performs services with our major clients that fall under the scope of a master service agreement(s) (MSAs) or statements of work (SOWs) and typically have a term of one to three years.  These MSAs, and in certain instances, SOWs, include standard representations and warranties, as well as confidentiality and indemnification obligations, and are generally terminable by the customer or us, without cause or prior written notice, for any reason.  If the contract is terminated in any phase of its term, the customer is responsible for all work completed to date, plus the cost of any nonrefundable commitments we made on their behalf. There is significant customer concentration within our Group DCA business unit.

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

PDI, Inc.

Due to the success of the program and to allow our customer to begin their long-term plan of building their own capabilities in the United States, this customer advised us that they wished to internalize selected commercialization activities as of October 1, 2012 and at the same time, extend other activities 6 months past the then current December 31, 2013 contract expiration date to June 30, 2014. The modified and extended contract resulted in an estimated net overall reduction to the then current $55 million contract of approximately 10% to 15%, however the contract is no longer terminable by the customer without cause. During the period ended September 30, 2013, one customer accounted for all of the revenue in our PC Services segment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	86.3%	81.3%	82.5%	78.2%
Gross profit	13.7%	18.7%	17.5%	21.8%

Compensation expense	12.3%	12.8%	11.6%	13.9%
Other selling, general and administrative expenses	7.3%	8.2%	6.4%	9.2%
Total operating expenses	19.7%	21.1%	18.1%	23.2%
Operating loss	(6.0)%	(2.4)%	(0.6)%	(1.4)%

Other expense, net	—%	—%	—%	—%
Loss from continuing operations before income tax	(6.0)%	(2.4)%	(0.6)%	(1.4)%
Provision for income tax	0.2%	0.2%	0.2%	0.2%
Loss from continuing operations	(6.2)%	(2.6)%	(0.8)%	(1.7)%

Overview
We operate in three business segments: Sales Services; Marketing Services; and PC Services. While our quarter to quarter results can be impacted by the start or completion/termination of contracts we believe that long term trends in the pharmaceutical industry will result in a higher level of outsourcing of the types of services we provide.
Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  For the nine-month period ended September 30, 2013, we had two customers that accounted for approximately 47.4% and 19.6% of our service revenue.  We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the pharmaceutical industry.  The loss or significant reduction of business from any of our significant customers, or a decrease in demand for our services, could have a material adverse effect on our financial condition and results of operations.

PDI, Inc.

Results of Continuing Operations for the Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012

Revenue, net (in thousands)	Three Months Ended
	September 30,
	2013	2012	Change ($)	Change (%)
Sales Services	$30,748	$25,021	$5,727	22.9%
Marketing Services	781	2,196	(1,415)	(64.4)%
PC Services	2,731	4,564	(1,833)	(40.2)%
Total	$34,260	$31,781	$2,479	7.8%
Consolidated revenue, net (revenue) for the quarter ended September 30, 2013 increased by $2.5 million, or 7.8%, to $34.3 million, compared to the quarter ended September 30, 2012. This increase was attributable to the significant 2012 new contract wins in our Sales Services segment being executed in 2013.
Revenue in our Sales Services segment for the quarter ended September 30, 2013 increased by $5.7 million, or 22.9%, to $30.7 million, compared to the quarter ended September 30, 2012. The increase in Sales Services revenue, as mentioned above, was primarily due to the significant new dedicated contract wins in 2012 being executed in 2013, partially offset by a decline in ERT revenue.
Revenue in our Marketing Services segment for the quarter ended September 30, 2013 decreased $1.4 million, or 64.4%, to $0.8 million, compared to the quarter ended September 30, 2012.  The decrease was primarily due to fewer contract signings at our Group DCA business unit.
Revenue in our PC Services segment for the quarter ended September 30, 2013 was $2.7 million, $1.8 million lower than the second quarter of 2012 due to the internalization of selected commercialization activities by our customer as of October 1, 2012.

Cost of services (in thousands)	Three Months Ended
	September 30,
	2013	2012	Change ($)	Change (%)
Sales Services	$26,710	$20,864	$5,846	28.0%
Marketing Services	791	1,775	(984)	(55.4)%
PC Services	2,063	3,203	(1,140)	(35.6)%
Total	$29,564	$25,842	$3,722	14.4%

Consolidated cost of services for the quarter ended September 30, 2013 increased by $3.7 million, or 14.4%, to $29.6 million, compared to the quarter ended September 30, 2012. This increase was primarily due to contracts within our Sales Services segment that were won in 2012 and executed in 2013, partially offset by a reduction of costs in our PC Services and Marketing Services segments.
Cost of services in our Sales Services segment for the quarter ended September 30, 2013 increased by $5.8 million, or 28.0%, to $26.7 million, compared to the quarter ended September 30, 2012. This increase was directly attributable to the increase in revenue from the 2012 contract wins discussed above.
Cost of services in our Marketing Services segment for the quarter ended September 30, 2013 decreased by $1.0 million, or 55.4%, to $0.8 million, compared to the quarter ended September 30, 2012. This decrease was attributable to the decline in revenue discussed above and the actions we have taken to lower the cost structure in our Group DCA business unit in an effort to realign the cost structure with the current level of business.
Cost of services in our PC Services segment for the quarter ended September 30, 2013 decreased $1.1 million, or 35.6%, to $2.1 million, compared to the quarter ended September 30, 2012. This decrease was directly attributable to the decline in revenue discussed above.

PDI, Inc.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$4,038	13.1%	$(10)	(1.3)%	$668	24.5%	$4,696	13.7%
2012	4,157	16.6%	421	19.2%	1,361	29.8%	5,939	18.7%
Change	$(119)		$(431)		$(693)		$(1,243)

Consolidated gross profit for the quarter ended September 30, 2013 decreased by $1.2 million, or 20.9%, to $4.7 million, compared to the quarter ended September 30, 2012. The change in consolidated gross profit was primarily attributable to the decreases in revenue within our PC Services and Marketing Services segments.
The gross profit percentage in our Sales Services segment for the quarter ended September 30, 2013 decreased to 13.1%, from 16.6% in the quarter ended September 30, 2012. The decrease was due to new business being won with lower profit margins from competitive pricing pressures and the reduction in revenue in our ERT business unit over its fixed management costs.
The gross profit percentage in our Marketing Services segment for the quarter ended September 30, 2013 decreased to (1.3)%, from 19.2% in the quarter ended September 30, 2012. The negative gross profit percentage for the quarter is primarily attributable to certain fixed cost of services over a lower revenue base.
The gross profit percentage in our PC Services segment for the quarter ended September 30, 2013 decreased to 24.5%, from 29.8% in the quarter ended September 30, 2012. The decrease was primarily due to the change in profitability on the mix of services performed after our customer internalized certain activities as of October 1, 2012.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$3,441	11.2%	$670	85.8%	$120	4.4%	$4,231	12.3%
2012	3,100	12.4%	753	34.3%	222	4.9%	4,075	12.8%
Change	$341		$(83)		$(102)		$156

Consolidated compensation expense for the quarter ended September 30, 2013 increased $0.2 million, to $4.2 million, as compared to the quarter ended September 30, 2012. This increase was primarily due to severance of $0.3 million. As a percentage of consolidated revenue, consolidated compensation expense decreased to 12.3% for the quarter ended September 30, 2013, from 12.8% for the quarter ended September 30, 2012. The decrease in consolidated compensation expense as a percent of consolidated revenue was a result of the increase in consolidated revenue more than offsetting the increase in consolidated compensation costs.
Compensation expense in our Sales Services segment for the quarter ended September 30, 2013 increased to $3.4 million, compared to the quarter ended September 30, 2012.  This increase was primarily due to the severance mentioned above. As a percentage of segment revenue, compensation expense decreased 1.2%, to 11.2% for the quarter ended September 30, 2013, from 12.4% for the quarter ended September 30, 2012, primarily due to the increase in Sales Services segment revenue.
Compensation expense in our Marketing Services segment for the quarter ended September 30, 2013 decreased by $0.1 million, to $0.7 million, compared to the quarter ended September 30, 2012.  As a percentage of segment revenue, compensation expense increased 51.5%, to 85.8% for the quarter ended September 30, 2013, from 34.3% for the quarter ended September 30, 2012. The increase in segment compensation expense as a percent of segment revenue was a result of the decrease in segment revenue more than offsetting the decrease in segment compensation costs.
Compensation expense in our PC Services segment for both periods represents the allocated cost of corporate support activities.

PDI, Inc.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$1,913	6.2%	$497	63.6%	$107	3.9%	$2,517	7.3%
2012	1,451	5.8%	994	45.3%	175	3.8%	2,620	8.2%
Change	$462		$(497)		$(68)		$(103)

Consolidated other selling, general and administrative expenses for the quarter ended September 30, 2013 remained essentially flat when compared to the quarter ended September 30, 2012. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased to 7.3% for the quarter ended September 30, 2013, from 8.2% in the quarter ended September 30, 2012, due primarily to the increase in consolidated revenue.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended September 30, 2013 increased by $0.5 million, to $1.9 million, compared to the quarter ended September 30, 2012, primarily due to a $0.5 million increase in allocated corporate legal and consulting costs related to entering into a collaboration agreement with a privately held molecular diagnostics company to commercialize their molecular diagnostic tests and entering into a U.S. collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic. These collaboration agreements are part of our announced strategy of in-licensing, acquiring or partnering of products. As a percentage of segment revenue, other selling, general and administrative expenses increased 0.4%, to 6.2% for the quarter ended September 30, 2013, from 5.8% in the quarter ended September 30, 2012, due to the increase in compensation expense.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended September 30, 2013 decreased by $0.5 million compared to the quarter ended September 30, 2012, primarily due to the decreases in amortization expense and facility costs as well as a decrease in allocated corporate costs. Other selling, general and administrative expenses as a percentage of revenue increased 18.3%, to 63.6% for the quarter ended September 30, 2013, from 45.3% in the quarter ended September 30, 2012, due to the decrease in revenue.
Other selling, general and administrative expense in our PC Services segment for the quarters ended September 30, 2013 and September 30, 2012 of $0.1 million and $0.2 million, respectively, represents the allocated cost of corporate support activities.
Operating loss
We had operating losses of $2.1 million and $0.8 million for the quarters ended September 30, 2013 and 2012, respectively.  The increase in operating loss was due to lower margins on revenue, the increase in compensation expense and the expenditures related to our strategy of in-licensing, acquiring or partnering of products.
Provision for income tax
We had income tax expense of approximately $0.1 million for each of the quarters ended September 30, 2013 and September 30, 2012. Income tax expense for both quarters was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.
Results of Continuing Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue, net (in thousands)	Nine Months Ended
	September 30,
	2013	2012	Change ($)	Change (%)
Sales Services	$101,267	$68,539	$32,728	47.8%
Marketing Services	3,966	8,061	(4,095)	(50.8)%
PC Services	9,195	14,667	(5,472)	(37.3)%
Total	$114,428	$91,267	$23,161	25.4%
Consolidated revenue for the nine months ended September 30, 2013 increased by $23.2 million, or 25.4%, to $114.4 million, compared to the nine months ended September 30, 2012. This increase was attributable to the significant 2012 new contract wins in our Sales Services segment being executed in 2013.

PDI, Inc.

Revenue in our Sales Services segment for the nine months ended September 30, 2013 increased by $32.7 million, or 47.8%, to $101.3 million, compared to the nine months ended September 30, 2012. The increase in Sales Services revenue, as mentioned above, was primarily due to the significant new contract wins in 2012 being executed in 2013.
Revenue in our Marketing Services segment for the nine months ended September 30, 2013 decreased by $4.1 million, or 50.8%, to $4.0 million, compared to the nine months ended September 30, 2012.  The decrease was primarily due to fewer contract signings at our Group DCA business unit.
Revenue in our PC Services segment for the nine months ended September 30, 2013 was $9.2 million, $5.5 million lower than the nine months ended September 30, 2012 due to the internalization of selected commercialization activities by our customer as of October 1, 2012.

Cost of services (in thousands)	Nine Months Ended
	September 30,
	2013	2012	Change ($)	Change (%)
Sales Services	$84,658	$55,401	$29,257	52.8%
Marketing Services	2,954	5,370	(2,416)	(45.0)%
PC Services	6,798	10,621	(3,823)	(36.0)%
Total	$94,410	$71,392	$23,018	32.2%

Consolidated cost of services for the nine months ended September 30, 2013 increased by $23.0 million, or 32.2%, to $94.4 million, compared to the nine months ended September 30, 2012. This increase was primarily due to contracts within our Sales Services segment that were won in 2012 and executed in 2013, partially offset by a reduction of costs in our PC Services and Marketing Services segments.
Cost of services in our Sales Services segment for the nine months ended September 30, 2013 increased by $29.3 million, or 52.8%, to $84.7 million, compared to the nine months ended September 30, 2012. This increase was directly attributable to the increase in revenue discussed above.
Cost of services in our Marketing Services segment for the nine months ended September 30, 2013 decreased by $2.4 million, or 45.0%, to $3.0 million, compared to the nine months ended September 30, 2012. The decrease was attributable to our emphasis on cost savings initiatives as we continue to right-size the structure of our Group DCA business unit in an effort to realign the cost structure with the current level of business and anticipated launch of future products.
Cost of services in our PC Services segment for the nine months ended September 30, 2013 was $6.8 million, a decrease of $3.8 million compared to the nine months ended September 30, 2012. This decrease was directly attributable to the decline in revenue discussed above.

Gross profit (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$16,609	16.4%	$1,012	25.5%	$2,397	26.1%	$20,018	17.5%
2012	13,138	19.2%	2,691	33.4%	4,046	27.6%	19,875	21.8%
Change	$3,471		$(1,679)		$(1,649)		$143

Consolidated gross profit for the nine months ended September 30, 2013 increased by $0.1 million, or 0.7%, to $20.0 million, compared to the nine months ended September 30, 2012. The change in consolidated gross profit was primarily attributable to the increase in revenue in our Sales Services segment partially offset by the declines in revenue in our Marketing Services and PC Services segments.
The gross profit percentage in our Sales Services segment for the nine months ended September 30, 2013 decreased to 16.4%, from 19.2% in the nine months ended September 30, 2012. This decrease was due to new business being won with lower profit margins resulting from competitive pricing pressures and the reduction in revenue in our Established Relationship Teams business unit relative its fixed management costs.

PDI, Inc.

The gross profit percentage in our Marketing Services segment for the nine months ended September 30, 2013 decreased to 25.5%, from 33.4% in the nine months ended September 30, 2012. The decrease in gross profit percentage was due to the decline in Group DCA revenue partially offset by the cost savings from actions we have taken to right-size the structure of the business unit.
The gross profit percentage in our PC Services segment for the nine months ended September 30, 2013 remained relatively consistent at 26.1%, compared to the nine months ended September 30, 2012.

Compensation expense (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$10,935	10.8%	$1,980	49.9%	$385	4.2%	$13,300	11.6%
2012	9,720	14.2%	2,307	28.6%	699	4.8%	12,726	13.9%
Change	$1,215		$(327)		$(314)		$574

Consolidated compensation expense for the nine months ended September 30, 2013 increased by $0.6 million, to $13.3 million, as compared to the nine months ended September 30, 2012. The increase was attributable to severance costs of $0.7 million. As a percentage of consolidated revenue, consolidated compensation expense decreased to 11.6% for the nine months ended September 30, 2013, from 13.9% for the nine months ended September 30, 2012, primarily due to the increase in consolidated revenue.
Compensation expense in our Sales Services segment for the nine months ended September 30, 2013 increased by $1.2 million, to $10.9 million, as compared to the nine months ended September 30, 2012.  This increase was primarily attributable to allocated corporate bonus and severance costs. As a percentage of segment revenue, compensation expense decreased 3.4%, to 10.8% for the nine months ended September 30, 2013, from 14.2% for the nine months ended September 30, 2012, due to the increase in segment revenue.
Compensation expense in our Marketing Services segment for the nine months ended September 30, 2013 decreased by $0.3 million, to $2.0 million, compared to the nine months ended September 30, 2012. As a percentage of segment revenue, compensation expense increased 21.3%, to 49.9% for the nine months ended September 30, 2013, from 28.6% for the nine months ended September 30, 2012. The increase in segment compensation expense as a percent of segment revenue was a result of the decrease in revenue within the segment more than offsetting the decrease in compensation costs from our cost savings initiatives.
Compensation expense in our PC Services segment for the nine months ended September 30, 2013 and the nine months ended September 30, 2012 is attributable to the allocated costs of corporate support activities in each of the respective periods.

Other selling, general and administrative expenses (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2013	$5,643	5.6%	$1,410	35.6%	$311	3.4%	$7,364	6.4%
2012	4,942	7.2%	2,921	36.2%	579	3.9%	8,442	9.2%
Change	$701		$(1,511)		$(268)		$(1,078)

Consolidated other selling, general and administrative expenses for the nine months ended September 30, 2013 decreased by $1.1 million, to $7.4 million, compared to the nine months ended September 30, 2012. The decrease was primarily driven by a decrease in amortization expense of $0.7 million and a decrease in facility costs and depreciation expense of $0.6 million. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased to 6.4% for the nine months ended September 30, 2013, from 9.2% in the nine months ended September 30, 2012, due to the increase in consolidated revenue and the decrease in consolidated other selling, general and administrative expenses.
Other selling, general and administrative expenses in our Sales Services segment for the nine months ended September 30, 2013 increased by $0.7 million, to $5.6 million, compared to the nine months ended September 30, 2012, primarily due to an increase in allocated corporate legal and consulting costs as we have intensified our announced strategy of in-licensing, acquiring or partnering of products. As a percentage of segment revenue, other selling, general and administrative expenses decreased 1.6%, to 5.6% for the nine months ended September 30, 2013, from 7.2% in the nine months ended September 30, 2012, due to the increase in segment revenue.

PDI, Inc.

Other selling, general and administrative expenses in our Marketing Services segment for the nine months ended September 30, 2013 decreased by $1.5 million compared to the nine months ended September 30, 2012, primarily due to a decrease in amortization expense of $0.7 million at Group DCA, a decrease in marketing costs of $0.3 million and a decrease in facility costs and depreciation expense of $0.2 million. Other selling, general and administrative expenses as a percentage of revenue decreased 0.6%, to 35.6% for the nine months ended September 30, 2013, from 36.2% in the nine months ended September 30, 2012, due to the aforementioned decrease in Group DCA other selling, general and administrative expenses.
Other selling, general and administrative expense in our PC Services segment for the nine months ended September 30, 2013 and nine months ended September 30, 2012 is attributable to the allocated cost of corporate support activities in each of the respective periods.
Operating loss
We had operating losses of $0.6 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in the operating loss was primarily due to increased revenue with a lower gross profit percentage in our Sales Services segment and the overall reduction in operating expenses.
Provision for income tax
We had income tax expense of approximately $0.2 million for both the nine months ended September 30, 2013 and 2012. Income tax expense for the nine months ended September 30, 2013 and 2012 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2013, we had cash and cash equivalents and short-term investments of approximately $49.7 million and working capital of $34.9 million, compared to cash and cash equivalents and short-term investments of approximately $52.9 million and working capital of approximately $35.2 million at December 31, 2012.  As of September 30, 2013, we had no commercial debt.
For the nine-month period ended September 30, 2013, net cash provided by operating activities was $0.2 million, compared to $3.2 million of net cash used in operating activities for the nine-month period ended September 30, 2012.  The main components of net cash provided by operating activities during the nine-month period ended September 30, 2013 were a decrease in accounts receivable of $6.7 million and a decrease in other current assets of $2.3 million, offset by a net loss of $0.9 million, an increase in unbilled receivables of $4.7 million and a decrease in unearned contract revenue of $2.5 million.  The increase in unbilled costs and decrease in accounts receivable is primarily due to changes of billing terms in contracts with our largest customer that resulted in an additional 25 days to 30 days to collect receivables for the majority of the amounts billed to this customer. The main components of cash used in operating activities during the nine-month period ended September 30, 2012 were a decrease in accrued expenses of $3.8 million as well as a decrease in long-term liabilities of $1.3 million. The decrease in accrued expenses was primarily driven by payments of severance and close-out costs associated with the sale of our Pharmakon business unit in December 2011, the right-sizing of the Group DCA business unit and a scheduled $1.5 million payment to buyout the contingent earn-out fee under the Group DCA purchase agreement. Partially offsetting these uses of cash were a $1.6 million decrease in unbilled receivables and a decrease in accounts receivable of $1.4 million.
As of September 30, 2013 and December 31, 2012, we had $6.6 million and $2.0 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of September 30, 2013 and December 31, 2012, we had $12.0 million and $14.5 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the nine-month period ended September 30, 2013, we had net cash used in investing activities of $3.1 million compared to $0.5 million of cash used in investing activities during the nine-month period ended September 30, 2012. The investment in the non-controlled entity in 2013 and the capital expenditures in both the nine-month period ended September 30, 2013 and 2012, were funded out of available cash.
For the nine-month period ended September 30, 2013 and September 30, 2012, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

PDI, Inc.

Going Forward

Primarily as a result of the impact of the significant multi-year contracts we won in 2012 totaling over $250 million, consolidated revenue in 2013 should be slightly more than the $126.9 million of consolidated revenue recorded in 2012, excluding any new business we win and revenue we earn in 2013. Assuming a reasonable level of new business wins, and no early termination of contracts, we now anticipate consolidated 2013 revenue to be 20% higher than 2012 revenue. We do however anticipate gross profit percentage to be lower in recently won business resulting in 2013 gross profit being up to 5% below that of 2012. Before any investment in the business, we anticipate combined 2013 compensation expense and other selling, general and administrative expenses to be marginally higher than 2012. With that said, in 2013, we expect to invest in several areas that will proactively leverage our core strengths, help differentiate us and intensify our competitive position in the market.

First, in order to add more predictable, higher growth, higher margin business that can smooth the natural volatility of our current core businesses, and at the same time leverage the breath of our installed infrastructure and strength of our core commercialization capabilities we have recently announced a strategy to become a leading commercialization company for the molecular diagnostics industry via in-licensing, acquiring or partnering through our Interpace BioPharma business unit. Given our proven core sales and marketing and full commercialization capabilities, we believe this is a natural extension for us and the strength of these core capabilities, our installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with our product strategy. In connection with this strategy we have entered into two collaboration agreements since August 2013.
In August 2013, we entered into a collaboration agreement with a privately held molecular diagnostics company (the Diagnostics Company) to commercialize its molecular diagnostic tests. The initial test to be commercialized is fully developed. Under the terms of the collaboration agreement, we paid an initial fee of $1.5 million and have received an option to purchase 100% of the outstanding common stock of the Diagnostics Company. We also have the option to contribute an additional $0.5 million for mutually agreed upon activities in furtherance of commercialization efforts. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6 million if all milestones are achieved at their maximum levels. We can terminate the collaboration agreement if all milestones are not achieved within one year and would receive a $1.0 million termination fee. If all milestones are achieved within one year and we have not exercised our option, the Diagnostics Company can require us to exercise the option to purchase the common stock of the Diagnostics Company or terminate the collaboration agreement and pay us a termination fee of approximately $2.0 million. If we purchase the Diagnostic Company, in addition to the option price based on the achievement of milestones, beginning in 2015, we would pay a royalty of 7% on annual net revenue up to $50 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100 million.

In October 2013, we entered into a U.S. collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic. Under the terms of the strategic collaboration agreement, we will be responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic will be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties will bear the cost of their respective expenses and will split profit on a formula basis. In addition, we will provide Transgenomic with funding support of up to $3.0 million, principally to mitigate working capital requirements.

To date we have used a portion of our cash for this strategy. We will continue to use a portion of our cash, supplemented by additional financings, if necessary, to further this strategy as these opportunities may require up-front investment. We are actively seeking opportunities of this kind, and see the potential to complete other deals over the longer term. We are refocusing resources internally and will be adding both internal and external resources to move this strategy forward.

Next, in order to further differentiate our core offerings, we have begun, and will continue, to make significant investment in systems and equipment in 2013 to advance these core offerings. We have developed strong capabilities in delivering integrated multi-channel offerings to health care providers. The breadth of these offerings and the ability to integrate them in a return on investment focused manner has been a contributing factor in many of our recent new business wins.

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

In total, we anticipate committing $4 million to $5 million to support these three areas in 2013, which does not include any amounts invested for product in-licensing, acquisitions or partnering. We expect that at least half of what we spend will be expensed

PDI, Inc.

in 2013. Through September 30, 2013, we have spent almost $3 million to support these areas. Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $2.0 million to $2.5 million in 2013.  We expect working capital requirements to increase as other new customer contracts, similar to contracts with our largest customer, may generally provide for longer than historical payment terms.

Considering the information provided above, we anticipate full year 2013 operations will result in a loss and full year 2013 cash flows will be negative. While we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months, we may require alternative forms of financing to achieve our strategic plan of product in-licensing, acquisitions or partnering.

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

PDI, Inc.

Item 5. Other Information

The Board of Directors adopted an amendment to the Company’s By-laws on November 6, 2013 to replace the “advance notice provisions” with which stockholders of the Company must comply in order to propose business to be brought at the annual meeting of stockholders, or to propose a nominee for election as director at the annual meeting of stockholders.

Under the replaced provisions, a stockholder was required to provide the Company with advance notice of an item of business or director nominee no earlier than 60 days nor later than 30 days before the annual meeting date. However, if the Company provided less than 40 days notice of the annual meeting date, then the stockholders’ notice must be given to the Company no later than 10 days after publication of the meeting date.

The amended provisions require advance notice to be given by the stockholder to the Company at least 90 and no more than 120 days before the anniversary of the Company’s previous annual meeting date. Further, stockholders giving such advance notice must disclose certain information concerning themselves such as material pending litigation, relationships between the stockholder and the Company and its affiliates, any material interest of the stockholder in, and any contract or agreement with the Company, its affiliates, or any of its principal competitors.

Any stockholder giving advance notice of a proposed item of business to be brought before the annual meeting must describe the item of business, the reasons for bringing such item before the meeting and any interest of the stockholder in such item of business. Also, the proponent must provide a description of any material arrangements or understandings of the proposing stockholder and any other person in connection with such item of business.

Any stockholder giving advance notice to propose a nominee for director at the annual meeting must also give disclosure of the information described above with respect to the stockholder. In addition, to be a valid nomination for director, the proposed candidate must deliver the Company’s written questionnaire for director nominees, a written representation and agreement on the Company’s form that the candidate is not and will not become party to any agreement, arrangement or understanding (i) as to how such nominee will act or vote on any issue or question before the directors, (ii) concerning voting that could limit the nominee’s ability to comply with the fiduciary duties of directors under applicable law, or (iii) with respect to direct or indirect compensation. Further, the candidate must deliver an agreement to comply with applicable Company policies and guidelines for directors with respect to matters such as corporate governance, conflict of interest, confidentiality and stock trading.

Item 6.  Exhibits

Exhibit No.	Description

3(ii)	Amendment to By-Laws

10.1*	Collaboration Agreement dated as of August 19, 2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

* Portions of this agreement have been omitted from the filed Exhibit, and filed separately with the Commission together with a Request for Confidential Treatment.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 13, 2013	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer