Form 10-K
period 2013-12-31
PDI INC
filed 2014-03-06
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $25,738,854 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2014, 15,366,061 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2013, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K (Form 10-K), the Proxy Statement is not deemed to be filed as part hereof.

PDI, Inc.
Annual Report on Form 10-K

* The information required under this item is to be contained in the Proxy Statement for the registrant's annual meeting of stockholders, and is incorporated herein by reference. It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2014.

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

Recently, we have acted on our strategy of searching for product in-licensing, acquisition and partnering opportunities that will add more predictable, higher growth, higher margin business that can reduce the natural volatility of our current core businesses, and at the same time leverage the breadth of our installed infrastructure and strength of our core commercialization capabilities. See Strategy below for further information.

We originally commenced operations as an outsourced sales organization in 1987, incorporated in Delaware just prior to our initial public offering in May 1998.  Our executive offices are located at Morris Corporate Center 1, Building A, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (800) 242-7494.

 Strategy

We strive to continually strengthen our position as a leading outsourced commercialization services organization in the United States.  With a focus on superior quality and cost effectiveness, we have intensified our efforts on strengthening all aspects of our core outsourced promotional services business and broadening our overall commercialization capabilities. In 2013, we invested in several areas in an effort to proactively leverage our core strengths, help differentiate us and intensify our competitive position in the market. In 2014, through our Interpace Diagnostics entity, we will continue to differentiate ourselves as we build off of our strategy to add more predictable, higher growth, higher margin business that will complement our core business and reduce volatility.

Relative to our core outsourced promotional services businesses, which include our Sales Services segment (CSO and EngageCE--clinical educators), Marketing Services segment (Group DCA--digital communications and Voice--teledetailing) and Product Commercialization segment (Interpace BioPharma--full service product commercialization solutions), we have not only consistently added capabilities that strengthen our offerings, we have focused heavily on delivery of these comprehensive, multi-channel services in an integrated and optimized manner. We offer three distinct forms of outsourced promotional services: personal promotion; non-personal promotion; and full-service product commercialization. Personal promotion involves a face-to-face interaction between a healthcare provider and a sales representative or clinical educator. These services are included within our Sales Services and Product Commercialization segments. Non-personal promotion, included within our Marketing Services segment, involves the healthcare provider accessing clinical or product information via a personal computer, tablet, mobile device or telephone at a time that is convenient to them. Due to the on-demand nature of our non-personal offerings, healthcare professionals can participate 24 hours a day, 7 days a week whether at home, in the office or from another remote location. Full-service product commercialization solutions, included in our Product Commercialization segment, involves product distribution, personal and

PDI, Inc.
Annual Report on Form 10-K

non-personal product detailing, full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management to pharmaceutical, biotechnology, medical device and diagnostics clients.

With our proven record of outsourced promotional services expertise, we took action in 2013 on our stated strategy of searching for product in-licensing, acquisition and partnering opportunities that will add more predictable, higher growth, higher margin business that can reduce the natural volatility of our current core businesses, and at the same time leverage the breadth of our installed infrastructure and strength of our core commercialization capabilities. Through our Interpace Diagnostic entity, we have recently announced a strategy focused on becoming a leading commercialization company for the molecular diagnostics industry via in-licensing, acquiring or partnering. The molecular diagnostics industry is highly fragmented with numerous strong science-based companies that have developed clinically important tests which are ready or near ready for market. A vast majority of these companies have very limited experience bringing a test to market and many of them do not have the capital to build an infrastructure to effectively commercialize their test. Due to their complexity, most molecular diagnostic tests require a specialized go-to-market strategy, which includes messaging to physicians and potentially patients, similar to launching of a new drug in the pharmaceutical market. Developing and delivering these kinds of messages, fully leveraging our extensive commercial infrastructure in an impactful, innovative and ROI centric manner is one of our strengths. Given our proven core sales and marketing and full commercialization capabilities, we believe this is a natural extension for us and the strength of these core capabilities, our installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with this strategy.

In October 2013, we entered into phase one of a collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic, Inc. (Transgenomic) in the United States. Under the terms of the strategic collaboration agreement, we will be responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic will be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties will pay their respective expenses and will split profit on a formula basis. If we enter into phase two of the collaboration agreement, we may provide Transgenomic with funding support of up to $3.0 million principally to finance working capital requirements for the product.

In August 2013, we entered into phase one of a collaboration agreement with a privately held molecular diagnostics company (the Diagnostics Company) to commercialize its molecular diagnostic tests. The initial test to be commercialized is fully developed. Under the terms of the collaboration agreement, we paid an initial fee of $1.5 million and have the ability to enter the second phase of the collaboration arrangement in the form of a call option to purchase the outstanding common stock of the Diagnostics Company. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6 million if all milestones are achieved at their maximum levels and we enter into phase two of the collaboration agreement. We can terminate the collaboration agreement if all milestones are not achieved by August 2014 and would receive a $1.0 million termination fee. If all milestones are achieved by August 2014, and we have not exercised our option, the Diagnostics Company can require us to exercise the option to purchase the outstanding stock of the Diagnostics Company (enter phase two of the arrangement) or terminate the collaboration agreement and pay us a termination fee of approximately $2.0 million. If we purchase the Diagnostics Company, in addition to the option price based on the achievement of milestones, beginning in 2015, we would pay a royalty of 7% on annual net revenue up to $50 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100 million.

In addition, we plan to actively promote and market our recently launched Group DCA business unit product offering, PD One™, a proprietary technology platform aimed at expanding relationships between pharmaceutical and life science companies and health care providers. The subscription-based platform enables clients to extend personal and brand interactions with physicians through a secure, professional networking platform that features direct messaging and dynamic content. The new platform complements PDI's award-winning companion site, The Medical Bag, a content-rich, multi-functional digital environment that receives more than 50,000 visits by medical professionals each month. This offering utilizes the Group DCA database of approximately 400,000 physicians, can be leveraged by our entire organization and will require ongoing support and enhancements.

As we continue to focus on developing the opportunities above, we will continue to search for similar opportunities that can leverage our installed infrastructure and the strength of our core commercialization capabilities while providing us with more predictable, higher growth, higher margin business that can also reduce the natural volatility of our current core businesses. In addition, we will continue to evaluate the risks and rewards of opportunities within our PC Services segment as they arise and evaluate acquisitions that will enhance our current service offerings and provide new business opportunities. See the "Going Forward" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further explanation of our commitment to investment.

Reporting Segments and Business Units

PDI, Inc.
Annual Report on Form 10-K

We have three reporting segments: Sales Services; Marketing Services; and Product Commercialization Services (PC Services).

Sales Services (Personal Promotion)

This segment, which focuses primarily on product detailing, includes our outsourced sales teams and EngageCE business unit, and represented 89% of our consolidated revenue for the year ended December 31, 2013.  Product detailing involves a sales representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted and deliver marketing materials, including samples.  Outsourced sales teams can be deployed on either a customer dedicated or shared basis, and may use either full-time or flex-time sales representatives.  This segment also includes a portfolio of expanded sales services which includes talent acquisition services, short-term teams and vacancy coverage services.  Our talent acquisition platform provides pharmaceutical customers with an outsourced, stand-alone sales force recruiting and on-boarding service.  Short-term programs provide temporary full or flex-time sales teams, and are designed to help our customers increase brand impact during key market cycles, rapidly respond to regional opportunities, or conduct pilot programs.  Our vacancy coverage service provides customers with outsourced full or flex-time sales representatives to fill temporary territory vacancies created by leaves of absence within our customers’ internal sales forces, thereby allowing our customers to maintain continuity of services.

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

Established Relationship Teams

Our Established Relationship Teams business model centers on an existing PDI-managed team where multiple non-competing brands are promoted for different pharmaceutical companies.  Using these teams, we make a face-to-face selling resource available to those customers who want an alternative to a Dedicated Sales Team.  We are the leading provider of this type of detailing program in the United States.  Since costs are shared among various companies, these programs may be less expensive for the customer than programs involving a dedicated sales force.  With an Established Relationship Team, our customers receive targeted coverage of their physician audience.

EngageCE

Out EngageCE team offers expert clinical educators to work with health care providers typically in the management of chronic diseases in order to optimize patient care and outcomes. EngageCE clinical educators helps medical practices transition from providing routine health care to implementing recognized and recommended standards of care.  The primary focus of EngageCE is to instill best-practice treatment standards and procedures among health care practitioners and engage in discussions on appropriate drug therapies. This involves protocols that proactively enhance patient and disease management, with the goals of preventing medical issues from becoming more serious and of improving patient outcomes. The secondary focus of EngageCE is providing patient education on medical treatments to improve the patients' ownership of their disease.

Marketing Services (Non-personal Promotion)

This segment includes two business units:  Group DCA; and PDI Voice (Voice).  The Marketing Services segment represented 3% of consolidated revenue for the year ended December 31, 2013.

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

Voice

PDI, Inc.
Annual Report on Form 10-K

Voice’s business is focused on the creation of teledetailing programs that are executed via tele-representatives. Voice programs are designed to cover healthcare providers that are either categorized as “no see,” who are geographically not covered by our customer’s sales team or where a vacancy within the team exists. In addition to teledetailing programs, a call center can provide program enrollment support, conduct telephonic surveys and manage sample, literature and other materials fulfillment requests by healthcare providers.

Product Commercialization Services (PC Services)

This segment includes: our efforts related to our two collaboration agreements entered into in connection with our strategy of becoming a leading commercialization company for the molecular diagnostics industry through our Interpace Diagnostics entity; and our Interpace BioPharma business unit.

Interpace BioPharma

Interpace BioPharma provides pharmaceutical, biotechnology, medical device and diagnostics clients with full-service product commercialization solutions. These services include product distribution, product detailing, full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. The PC Services segment represented 8% of consolidated revenue for the year ended December 31, 2013.

For details on revenue, operating results and total assets by segment, see Note 17, Segment Information, to the consolidated financial statements included in this Form 10-K.

Contracts

Set forth below is a general description of our service contracts within each of our business segments.

Sales Services

Contracts within our Sales Services reporting segment consist primarily of detailing agreements and are nearly all fee-for-service arrangements.  The term of these contracts is typically between one and three years. On occasion, certain contracts have terms that are modestly shorter or longer due to the seasonal nature of the products or at the request of the customer. All agreements, whether or not specifically provided for by terms within the contract, may be renewed or extended upon mutual agreement of the parties. Renewed or extended contracts may include revised terms for provisions such as pricing, penalties, incentives and performance metrics.

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

Some of our contracts, including contracts with significant customers of ours, may contain performance benchmarks requiring adherence to certain call plan metrics, such as a minimum amount of detailing activity to certain physician targets. Our failure to meet these benchmarks may result in specific financial penalties for us such as a reduction in our program management fee on our dedicated sales agreements, or a discount on the fee we are permitted to charge per detail on our established relationships agreements. Conversely, these same agreements generally include risk-based metrics which allow for incentive payments that can be earned if our promotional activities generate results that meet or exceed agreed-upon performance targets.

PDI, Inc.
Annual Report on Form 10-K

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

PC Services

Our PC Services segment currently consists of our Interpace BioPharma business unit and our two collaboration agreements entered into in connection with our strategy of becoming a leading commercialization company for the molecular diagnostics industry.

In August 2011, Interpace BioPharma announced a two and one-half year fee-for-service arrangement with a pharmaceutical company. This contract includes standard representations and warranties, as well as mutual confidentiality and indemnification obligations for our protection, and is terminable by the customer without cause upon 180 days prior written notice after the first anniversary of the contract effective date. This contract includes incentive payments that can be earned if our promotional activities generate results that meet or exceed agreed-upon performance targets. In addition, this contract provides for certain reimbursable out-of-pocket expenses such as travel, meals and entertainment and product sample distribution costs, for which we are reimbursed at cost by our customer.

Due to the success of the program and to allow our customer to begin their long-term plan of building their own capabilities in the United States, this customer advised us that they wished to internalize selected commercialization activities as of October 1, 2012 and at the same time, extend other activities 6 months past the original December 31, 2013 contract expiration date to June 30, 2014. The modified and extended contract resulted in an estimated 10% to 15% net overall reduction of the original $55 million contract; however, the contract is no longer terminable by the customer without cause. We anticipate the contract will terminate on the June 30, 2014 contract expiration date. During the year ended December 31, 2013, this one customer accounted for all of the revenue in our PC Services segment.

We entered into two separate collaboration agreements to commercialize molecular diagnostic tests in 2013. Under the terms of our October 2013 strategic collaboration agreement with Transgenomic, we will be responsible for all U.S.-based marketing and promotion of CardioPredict™. We will bear the cost of our expenses only and will split profit on a formula basis. In addition, we may provide Transgenomic with funding support of up to $3.0 million principally to finance working capital requirements for the product. Under the terms of our August 2013 collaboration agreement with a privately held molecular diagnostics company (the Diagnostics Company), if we enter into the second phase of collaboration arrangement, we will be responsible for the full commercialization of their molecular diagnostic tests. Under the terms of the collaboration agreement, we paid an initial fee of $1.5 million and have the ability to enter the second phase of the collaboration agreement in the form of a call option to purchase the outstanding common stock of the Diagnostics Company. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6 million if all milestones are achieved at their maximum levels. We can terminate the collaboration agreement if all milestones are not achieved by August 2014 and would receive a $1.0 million termination fee. If all milestones are achieved by August 2014 and we have not exercised our option, the Diagnostics Company can require us to exercise the option to purchase the outstanding stock of the Diagnostics Company or terminate the collaboration agreement and pay us a termination fee of approximately $2.0 million. If we purchase the Diagnostic Company, in addition to the option price based on the achievement of milestones, beginning in 2015, we would pay a royalty of 7% on annual net revenue up to $50 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100 million.

Significant Customers

PDI, Inc.
Annual Report on Form 10-K

Historically, we have experienced a high degree of customer concentration in our businesses.  Our two largest customers were Pfizer Inc. and Vivus, Inc., which accounted for 47.5% and 19.3%, respectively, of our revenue for the year ended December 31, 2013 and collectively accounted for 88% of our accounts receivable and unbilled receivable balances as of December 31, 2013.

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

Competition

With respect to our Sales Services reporting segment, we compete with our customers’ ability to manage their needs internally.  In addition, a small number of providers comprise the market for outsourced sales teams, and we believe that PDI, inVentiv Health Inc., Quintiles, and Publicis Touchpoint Solutions - part of Publicis Groupe SA, accounted for the majority of the outsourced sales team market share in the United States in 2013.  Our Marketing Services reporting segment operates in a highly fragmented and competitive market and we believe that PDI, WebMD, Inc., Cadient Group, Inc., Physicians Interactive, Heartbeat Digital, Digitas, Inc. – part of Publicis Groupe SA, were the significant providers of marketing services to the pharmaceutical, biotechnology and healthcare industries in 2013.

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

Employees

As of February 28, 2014, we had approximately 830 employees, including approximately 706 full-time employees.  Approximately 89% of our employees are field sales representatives and sales managers.  We are not party to a collective bargaining agreement with any labor union.

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

PDI, Inc.
Annual Report on Form 10-K

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

PDI, Inc.
Annual Report on Form 10-K

Our service contracts are generally for a term of one to three years (certain of our business units have contracts of shorter duration) and many may be terminated by the customer at any time for any reason.  In addition, many of our customers may internalize the contracted sales teams we provide under the terms of the contract or otherwise significantly reduce the number of sales representatives we deploy on their behalf.  The early termination or significant reduction of a contract by one of our customers not only would result in lost revenue, but also cause us to incur additional costs and expenses, such as termination expenses relating to excess employee capacity.  All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is significantly reduced or terminated, unless we can immediately transfer the related sales force to a new program, if permitted under the contract, we must either continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.  The loss, termination or significant reduction of a large contract or the loss or termination of multiple contracts could have a material adverse effect on our business and results of operations.

The majority of our revenue is derived from a very limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition and results of operations.

Our revenue and profitability depend to a great extent on our relationships with a very limited number of large pharmaceutical companies. As of December 31, 2013, our two largest customers accounted for approximately 66.8% of our 2013 revenue. As of December 31, 2012, our four largest customers accounted for approximately 68.2% of our 2012 revenue.  While we expect to continue gaining new business in 2014, it is likely that our revenue and profitability will continue to be dependent on significant contracts with a very limited number of large pharmaceutical companies, and we may experience an even higher degree of customer concentration in 2014 and beyond in light of continued consolidation within the pharmaceutical industry and current business development opportunities.

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

If we do not meet performance goals established in our incentive-based arrangements with customers, or potential future revenue-sharing arrangements with customers, our revenue could be materially and adversely affected.

We have entered into a number of incentive-based arrangements with our customers. Under incentive-based arrangements, we are typically paid a lower fixed fee and, in addition, have an opportunity to earn additional compensation upon achieving specific performance goals with respect to the products being detailed.  Typically, these performance goals relate to targeted sales or prescription volumes, sales force performance metrics or a combination thereof.  In addition, although not currently a party to, we have entered into revenue sharing arrangements in the past and may in the future enter into revenue sharing arrangements with customers.  Under revenue sharing arrangements, we have been typically paid a fixed fee covering all or a portion of our direct costs with our remaining compensation based on the market performance of the products being promoted by us, usually expressed as a percentage of product sales.  These incentive-based and revenue sharing arrangements transfer some or most of the market risk from our customers to us. In addition, these arrangements can result in variability in revenue and earnings due to seasonality of product usage, changes in market share, new product introductions (including the introduction of competing generic products into the market), overall promotional efforts and other market-related factors.  If we are unable to meet the future performance goals established in our incentive-based arrangements or the market performance goals in our revenue sharing arrangements, our

PDI, Inc.
Annual Report on Form 10-K

revenue could be materially and adversely affected. During the periods presented in this Annual Report on Form 10-K the revenue at risk under performance goals was not material to the Company.

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

Our business strategy involves an emphasis on in-licensing, acquiring or partnering on product-based opportunities that leverage our extensive product commercialization expertise for the molecular diagnostics industry. These types of opportunities will require us to invest capital resources, to acquire licenses or other rights in products, to assess the prospects for commercial success of products we may invest in, and incur expenses in executing the commercialization process. Compared to our core businesses, these activities are expected to carry greater risks and uncertainties concerning the ability to achieve additional revenues and profits, may take longer to achieve revenues and profits and therefore may have a short-term adverse effect on profitability. In addition, certain of these opportunities may require up-front, at-risk investments that may require capitalization in the Company's Consolidated Balance Sheets, which if not successful, may potentially become impaired and require write-off (or write-down) in future periods, which could adversely affect our profitability.

Currently, we are in the initial phase of the collaboration agreements entered into in pursuit of our business strategy. This initial phase of each agreement significantly reduces the risks we are assuming; however, if we progress to the next phase of these agreements, we will likely be exposed to other significant risks. If we enter phase two of these or other agreements potential risks include, but are not limited to:

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine and our ability to compete with them;

•
pricing pressures, lower prices offered by competitors, or changes in third-party payor, government payor or private insurer reimbursement policies including potential delays or refusals to pay and uncertainty related to changes in billing codes (CPT codes);

•	our ability to establish and maintain sufficient intellectual property rights in our products;

•	parties infringing our intellectual property rights or operating outside our intellectual property rights;

•
the labs we use being subject to routine governmental oversight and inspections for continued operation pursuant to the Clinical Laboratory Improvement Amendments, or CLIA, to process tests ordered by physicians;

•	compliance with applicable federal and state regulations governing laboratory testing in a timely manner or at all;

•	the accuracy rates of such tests, including rates of false negatives and/or false positives;

•	concerns regarding the safety and effectiveness or clinical validity of tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers;

•	general changes or developments in the market for molecular diagnostics;

•	identifying tests that can be performed at a reasonable cost; and

•	our ability to increase commercial acceptance of our molecular diagnostic tests.

Although the two-phase structure of each agreement was consciously designed to significantly reduce the risks disclosed above and mitigate the initial financial commitment required of the Company, the structure and collaborative nature of these kinds of agreements have their own risks. The risks associated with the structure and collaborative nature of these collaborative agreements include, but is not limited to:

PDI, Inc.
Annual Report on Form 10-K

•	the ability of the Company to successfully operate in a collaborative manner; and

•	the inability of the Company to manage and direct the efforts and operations, day-to-day or strategic, of its collaborative partners.

Our Group DCA business unit has completed development of and launched a software-based product, PD One™, which enhances our Marketing Services segment offerings. The development of this product has led to amounts capitalized in the Company's Consolidated Balance Sheet that is subject to impairment and obsolescence as well as increased expenses, which could adversely affect our profitability.

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

We are required to evaluate goodwill at least annually, and between annual tests if events or circumstances warrant such a test.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  We test goodwill for impairment at the reporting unit level, which is one level below our segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  We currently have five reporting units, with one reporting unit, Group DCA, having goodwill.  If we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of comprehensive income (loss).  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If our projected long-term sales growth rate, profit margins or terminal growth rate are considerably lower and/or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a non-cash impairment loss in our statement of comprehensive income (loss). During the year ended December 31, 2012, we recorded an impairment charge of $22.8 million related to goodwill and other intangible assets. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements included in this Annual Report on Form 10-K.

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

The market for our common stock is volatile.  During 2013, our stock traded at a low of $3.82 and a high of $8.25.  In 2012, our stock traded at a low of $5.84 and a high of $8.88.  The trading price of our common stock has been and will continue to be subject to:

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

John P. Dugan, our former chairman, beneficially owns approximately 32% of our outstanding common stock.  As a result, Mr. Dugan is able to exercise significant influence over the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendments to our certificate of incorporation.  This ownership concentration by Mr. Dugan could delay or prevent a change in corporate control that may otherwise be beneficial to our other stockholders.

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

Our business depends in large part on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced promotional services.  The practice of many companies in these industries has been to hire outside organizations like PDI to conduct large sales and marketing projects on their behalf.  However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, the number of sales representatives employed internally in relation to demand, the need to promote new and existing products, and competition from

PDI, Inc.
Annual Report on Form 10-K

other suppliers. We have previously impacted significantly and adversely in previous years when several large pharmaceutical companies made changes to their commercial model by reducing the number of sales representatives employed internally and through outside organizations like PDI.  These and other developments within the pharmaceutical industry have resulted in volatility in the market for outsourced sales and marketing services during the last few years, and there can be no assurances regarding the continuation, timing or extent of any changes of these trends.  If companies in the pharmaceutical, biotechnology or healthcare industries reduce their demand for outsourcing services, our business, financial condition and results of operations could be materially and adversely affected.

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

PDI, Inc.
Annual Report on Form 10-K

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

The Patient Protection and Affordable Care Act (PPACA) was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act).  The PPACA and Reconciliation Act (collectively the Act) entail sweeping healthcare reforms with staggered effective dates from 2010 through 2018, although certain of these effective dates have been delayed by action of the current administration. While some guidance has been issued under the Act over the past several years, many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service, the U.S. Department of Health & Human Services, and state governments.  This reform includes, but is not limited to: the implementation of a small business tax credit; required changes in the design of our healthcare policy including providing insurance coverage to part-time workers working on average thirty (30)or more hours per week; “grandfathering” provisions for existing policies; “pay or play” requirements; and a “Cadillac plan” excise tax.

Effective January 1, 2014, each state was required to participate in the PPACA marketplace and make health insurance coverage available for purchase by eligible individuals through a website. While these websites were subject to significant administrative issues leading up to their inception dates (and, in some cases, thereafter), it is currently estimated that in excess of 3 million individuals nationwide have sought health insurance coverage through these exchanges. It is unclear, however, how many of these individuals actually attained health insurance coverage or whether such individuals are becoming insured after previously not having health insurance coverage.

PPACA also requires Applicable Manufacturers to disclose to the Secretary of the Department of Health & Human Services drug sample distributions and certain payments or transfers of value to covered recipients (physicians and teaching hospitals) on an annual basis. Applicable Manufacturers and Applicable Group Purchasing Organizations must also disclose certain physician ownership or investment interests. The data submitted will ultimately be made available on a public website. Based upon the structure of its relationship with its clients, PDI may be defined as an applicable manufacturer for purposes of the disclosure requirements or may provide services that include the transfer of drug samples and/or other items of value to covered recipients. As such PDI may be required to disclose or provide information that is subject to disclosure. There may be certain risks and penalties associated with the failure to properly make such disclosures, including but not limited to the specific civil liabilities set forth in PPACA, which allows for a maximum civil monetary penalty per applicable manufacturer of $1,150,000. There may be additional risks and claims made by third parties derived from an improper disclosure that are difficult to ascertain at this time.

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

PDI, Inc.
Annual Report on Form 10-K

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

We are currently unable to determine the long-term, direct or indirect impact of such legislation on our business. Since the effect of many of the provisions of the Act may not be determinable for a number of years, we do not expect the Act to have a material adverse impact on our near term results of operations.  However, healthcare reform as mandated and implemented under the Act and any future federal or state mandated healthcare reform could materially and adversely affect our business, financial condition and results of operations by increasing our costs, hindering our ability to effectively match our cost of providing health insurance with our pricing and impeding our ability to attract and retain customers as well as potentially changing our business model or causing us to lose certain current competitive advantages.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in, and our Sales Services and PC Services segments are operated out of, Parsippany, New Jersey where we lease approximately 23,000 square feet.  The lease runs through June 2017.  Our Marketing Services business unit, Group DCA, operates out of an approximately 21,000 square foot facility in Parsippany, New Jersey under a lease that expires in June 2017, with a June 2014 early cancellation provision.  The cancellation provision requires three months notice and a cancellation fee. In the fourth quarter of 2012, the Company reduced the amount of space the Group DCA business unit is operating out of and is currently seeking to sublet approximately 9,000 square feet of this unused office space in Parsippany, New Jersey. There can be no assurance, however, that we will be able to successfully sublet the unused office space on favorable terms or at all.

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

	2013		2012
	HIGH	LOW	HIGH	LOW
First quarter	$8.25	$6.09	$7.39	$6.03
Second quarter	$6.12	$3.82	$8.88	$6.55
Third quarter	$5.33	$4.23	$8.57	$6.33
Fourth quarter	$5.35	$4.37	$8.24	$5.84

Holders

We had 565 stockholders of record as of March 1, 2014.  Not reflected in the number of record holders are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.  Future earnings, if any, will be used to finance the future operation and growth of our business.

Securities Authorized For Issuance under Equity Compensation Plans

We have a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  All equity compensation plans have been approved by security holders.  The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2013:

PDI, Inc.
Annual Report on Form 10-K

Equity Compensation Plan Information
Year Ended December 31, 2013
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2004 Stock Award and Incentive Plan, 2000 Omnibus Incentive Compensation Plan, and 1998 Stock Option Plan)	42,500	$19.26	1,251,082

Equity compensation plans not approved by security holders (1)	—	—	—
Total	42,500	$19.26	1,251,082

 (1)  Excludes restricted stock, restricted stock units and stock-settled stock appreciation rights.

ITEM 6.	SELECTED FINANCIAL DATA

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

PDI, Inc.
Annual Report on Form 10-K (continued)

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

With our proven record of outsourced promotional services expertise, we took action in 2013 on our stated strategy of searching for product in-licensing, acquisition and partnering opportunities that could add more predictable, higher growth, higher margin business that can reduce the natural volatility of our current core businesses, and at the same time leverage the breadth of our installed infrastructure and strength of our core commercialization capabilities. Through our Interpace Diagnostics entity, we have recently announced a strategy focused on becoming a leading commercialization company for the molecular diagnostics industry via in-licensing, acquiring or partnering. The molecular diagnostics industry is highly fragmented with numerous strong science-based companies that have developed clinically important tests which are ready or near ready for market. A vast majority of these companies have very limited experience bringing a test to market and many of them do not have the capital to build an infrastructure to effectively commercialize their test. Due to their complexity, most molecular diagnostic tests require a specialized go-to-market strategy, which includes messaging to physicians and potentially patients, similar to launching of a new drug in the pharmaceutical market. Developing and delivering these kinds of messages, fully leveraging our extensive commercial infrastructure in an impactful, innovative and ROI centric manner is one of our strengths. Given our proven core sales and marketing and full commercialization capabilities, we believe this is a natural extension for us and the strength of these core capabilities, our installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with this strategy.

In October 2013, we entered into phase one of a collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic, in the United States. Under the terms of the strategic collaboration agreement, we will be responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic will be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties will pay their respective expenses and will split profit on a formula basis. If we enter into phase two of the collaboration agreement, we may provide Transgenomic with funding support of up to $3.0 million, principally to finance working capital requirements.

In August 2013, we entered into phase one of a collaboration agreement with a privately held molecular diagnostics company (the Diagnostics Company) to commercialize their molecular diagnostic tests. The initial test to be commercialized is fully developed. Under the terms of the collaboration agreement, we paid an initial fee of $1.5 million and have received an option to purchase the outstanding common stock of the Diagnostics Company. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6 million if all milestones are achieved at their maximum levels and we enter into phase two of the collaboration agreement. We can terminate the collaboration agreement if all milestones are not achieved by August 2014 and would receive a $1.0 million termination fee. If all milestones are achieved by August 2014 and we have not exercised our option, the Diagnostics Company can require us to exercise the option to purchase the outstanding stock of the Diagnostics Company or terminate the collaboration agreement and pay us a termination fee of approximately $2.0 million. If we purchase the Diagnostics Company, in addition to the option price based on the achievement of milestones, beginning in 2015, we would pay a royalty of 7% on annual net revenue up to $50 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100 million.

In December 2011, we entered into an agreement to sell certain assets of our Pharmakon business unit to Informed in exchange

PDI, Inc.
Annual Report on Form 10-K (continued)

for potential future royalty payments with a fair value of $0.4 million and a 1% ownership interest in Informed valued at $0.1 million. In the fourth quarter of 2012, we wrote-off all of the assets related to the sale of Pharmakon to Informed as we believed that these assets became impaired. See Note 19, Discontinued Operations, to the audited consolidated financial statements included in this Form 10-K for additional details.

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

We paid cash (net) of approximately $23.9 million for Group DCA. The purchase agreement also provided for the former members of Group DCA to earn up to an additional $30.0 million from the date of acquisition through December 31, 2012. The metrics for payments related to the periods ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buy out of the contingent earn-out fee. Under the amendment, we paid $3.4 million to buy out the contingent earn-out fee under the purchase agreement in 2012 and pursuant to their respective retirement agreements we paid $0.3 million to each of the co-CEOs in 2013.

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

DESCRIPTION OF REPORTING SEGMENTS

For the year ended December 31, 2013, our three reporting segments were as follows:
▪Sales Services, which consists of the following business units:

•	Dedicated Sales Teams;

•	Established Relationship Teams; and

•	EngageCE.
▪Marketing Services, which consists of the following business units:

•	Group DCA; and

•	Voice.
▪Product Commercialization Services (PC Services) which consists of efforts related to our collaboration agreements through Interpace Diagnostics and the following business unit:

•	Interpace BioPharma.

PDI, Inc.
Annual Report on Form 10-K (continued)

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

Revenue and Cost of Services

We recognize revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Our contracts containing multiple deliverables are accounted for in accordance with Accounting Standards Codification 605-25, Revenue Recognition: Multiple Element Arrangements.

Sales Services

Revenue under pharmaceutical detailing contracts is generally based on the number of sales representatives utilized or the number of physician details made.  Revenue is generally recognized on a straight-line basis over the contract period or as the physician details are performed. A portion of revenues earned under certain contracts may be risk-based. The risk-based metrics may be based on activity metrics such as call activity, turnover, or other agreed upon measures, or on contractually defined percentages of prescriptions written.  Revenue from risk-based metrics is recognized in the period which the metrics have been attained and when we are reasonably assured that payment will be made. Many of our product detailing contracts also allow for additional periodic incentive fees to be earned if certain activities have occurred or client specific sales performance benchmarks have been attained. Revenue from incentive fees is recognized in the period earned when the performance benchmarks have been attained and when we are reasonably assured that payment will be made.  Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commission based revenue is recognized when performance is completed.

Our product detailing contracts are generally for terms of one to three years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer without cause upon 30 days' to 180 days’ prior written notice.  Certain contracts include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause.  Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination.

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

The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on our financial condition or results of operations.  Historically, we have derived a significant portion of service revenue from a limited number of customers.  Concentration of business in the pharmaceutical industry is common and the industry continues to consolidate.  As a result, we are likely to continue to experience significant customer concentration in future periods.  For the year ended December 31, 2013, our two largest customers, who each individually represented 10% or more of our Sales Services revenue, collectively accounted for approximately 65.5% of our consolidated service revenue.  For the year ended December 31, 2012, our three largest customers, who each individually represented 10% or more of our Sales Services

PDI, Inc.
Annual Report on Form 10-K (continued)

revenue, collectively accounted for approximately 52.5% of our consolidated service revenue.  See Note 13, Significant Customers, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting and hiring and certain other direct incremental costs, excluding pass through costs that are billed to customers. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. Through March 31, 2012, we expensed these initial direct program costs as incurred, as these amounts were not material to our operating results. As a result of our recent contract signings and plans to enter into larger contracts in the future, requiring more material initial direct program costs, commencing April 1, 2012, we changed our policy for the recognition of such initial direct program costs. These costs are now being deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the underlying contract. As of December 31, 2013 and 2012, we deferred $2.3 million and $1.8 million of initial direct program costs, respectively. During the years ended December 31, 2013 and 2012, we amortized $0.9 million and $0.2 million initial direct program costs into expense, respectively. This change in accounting was not applied retrospectively because the effect on prior periods was immaterial.

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which we are reimbursed at cost by our customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of services in the consolidated statements of comprehensive loss.  For the years ended December 31, 2013 and 2012, reimbursable out-of-pocket expenses were $30.8 million and $19.9 million, respectively.

Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract.  For the majority of our contracts, training costs are reimbursable out-of-pocket expenses.

Marketing Services

Revenue under marketing service contracts are primarily based on a series of deliverable services associated with the design and execution of interactive digital promotional programs.  The contracts are generally terminable by the customer for any reason in both the development phase and delivery phase of the contract.  Upon termination, the customer is generally responsible for payment for all work completed to date, plus the cost of any nonrefundable commitments we have made on behalf of the customer in both the development phase and delivery phase of the contract.

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

For multiple element arrangements, revenue is recognized based on an allocation of the total amount of the arrangement to each deliverable based on the relative selling price method. When applying the relative selling price method, the selling price for each deliverable is determined using a hierarchy. Using this hierarchy, the fair value is determined using vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or best estimate of selling price if neither VSOE or TPE is available. We use our best estimate of selling price to determine the value of all deliverables within the development unit of accounting and a majority of the deliverables within the delivery unit of accounting. The best estimate of selling price of standard deliverables is derived primarily from our standard rate card, which covers a majority of the deliverables included within

PDI, Inc.
Annual Report on Form 10-K (continued)

our customer contracts and is reviewed and updated on an annual basis or more frequently if circumstances warrant, and management's margin objectives. Prices on the standard rate card are derived primarily from our standard hourly project budgets and standard hourly billing rate; however, these prices are then evaluated against recent market conditions and sales trends and may be adjusted by management in order to remain competitive in the current environment.

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

We recognize revenue for the development unit of accounting under a percentage-of-completion method by recognizing revenue as work on a contract progresses. We are able to reasonably estimate: the extent of progress towards completion; total contract costs; and contract revenue. Work performed and revenue recognized in this phase of the contract generally ranges between six and twelve months. Revenue is recognized on a straight-line basis over the delivery phase of the contract, as defined in the contract, and generally ranges between six and twelve months.

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

PC Services

Revenue under product commercialization contracts is based on the number of sales representatives utilized and when applicable, the commercial operations services we provide. We have determined that there are two units of accounting in our PC Services arrangement: the Dedicated Sales Team providing product detailing services; and the commercial operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services. Due to the significant level of customization, selling prices are determined for the Dedicated Sales Team through internal development of a program budget consistent with the manner of deriving selling prices that we employ in our Sales Services segment. Selling prices for commercial operations are determined by estimating the expenditures required to perform the services, plus the addition of a profit margin consistent with the expected profit margin to be generated by the Dedicated Sales Team. Revenue is recognized for the Dedicated Sales Team on a straight-line basis over the product detailing service period which begins upon deployment of the sales force. Revenue is recognized for commercial operations services as services are provided over the term of the contract.

Cost of services consists primarily of the costs associated with executing product detailing programs and includes personnel costs and other direct costs, as well as the initial direct costs associated with staffing a product detailing program or a collaboration arrangement. Cost of services may also include costs such as distribution, marketing and promotion, public relations, patient reimbursement programs, managed care support, and market research. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing a program or collaboration arrangement. Initial direct program costs are those costs associated with initiating a product detailing program, such as recruiting, hiring, and training the sales representatives who staff a particular program. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. Through March 31, 2012, we expensed initial direct program costs as incurred, as these amounts were not material to our operating results. As a result of our recent contract signings and plans to enter into larger contracts in the future, requiring more material initial direct program costs, commencing April 1, 2012, we changed our policy for the recognition of such initial direct program costs. These costs are now being deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the underlying contract. This change in accounting was not applied retrospectively because the effect on prior periods was immaterial. All personnel costs and other direct costs, excluding initial direct program costs, are expensed as incurred.

PDI, Inc.
Annual Report on Form 10-K (continued)

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

We test goodwill and indefinite-lived intangible asset for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible asset and our consolidated financial results.

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

During our 2012 annual impairment tests of goodwill and indefinite-lived intangible assets, management identified potential impairment. We tested the indefinite-lived intangible asset using a Relief From Royalty Method (RFRM) under the Income Approach. The key assumptions used in the RFRM model include revenue growth rates, the terminal value and the assumed discount rate. Management then determined that these Group DCA business unit assets were impaired and recognized an impairment loss of $18.4 million as the carrying value of the Group DCA business unit was in excess of its fair value. During our 2013 annual impairment test of goodwill, no potential impairment was identified by management, as the fair value of the Group DCA business unit was in excess of its carrying value. If Group DCA's projected long-term sales growth rate, profit margins, or terminal rate continue to change, or the estimated weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired.

Long-Lived Assets, including Finite-Lived Intangible Assets

We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. During the year ended December 31, 2012 we recorded a non-cash charge of approximately $4.4 million related to the full impairment of the Group DCA finite-lived intangible assets. See Note 7, Goodwill and Other Intangible Assets, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

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

Contingencies

In the normal course of business, we are subject to various contingencies. Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated, or otherwise disclosed, in accordance with Accounting Standards Codification 450, Contingencies. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event we determine that a loss is not probable, but is reasonably possible, and it becomes possible to develop what we believe to be a reasonable range of possible loss, then we will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, when applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Predicting the outcome of claims and litigation, and estimating related costs and exposures, involves substantial uncertainties that could cause actual costs to vary materially from estimates.

The Group DCA purchase agreement provided for the former members of Group DCA to earn a contingent earn-out fee of up to an additional $30 million from the date of acquisition through December 31, 2012.  The metrics for payments related to the periods ended December 31, 2010 were not achieved. In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011, and announced that we amended the Group DCA purchase agreement to negotiate a buyout of the contingent earn-out fee. Under the amendment, we paid $3.4 million in 2012 to buy out the contingent earn-out fee under the purchase agreement. Pursuant to their respective retirement agreements, we paid $0.3 million to each of the co-CEOs in 2013.

Income Taxes

Income taxes are based on income for financial reporting purposes calculated using our expected annual effective rate and reflect a current tax liability or asset for the estimated taxes payable or recoverable on the current year tax return and expected annual changes in deferred taxes.  Any interest or penalties on income tax are recognized as a component of income tax expense.

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

We operate in multiple tax jurisdictions and provide taxes in each jurisdiction where we conduct business and are subject to taxation.  The breadth of our operations and the complexity of the various tax laws require assessments of uncertainties and judgments in estimating the ultimate taxes we will pay.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits.  We have established estimated liabilities for uncertain federal and state income tax positions. Uncertain tax positions are recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that a position taken or expected to be taken in a tax return would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. We adjust our accruals for unrecognized tax benefits as facts and circumstances change, such as the progress of a tax audit. We believe that any potential audit adjustments will not have a material adverse effect on our financial condition or liquidity. However, any adjustments made may be material to our consolidated results of operations or cash flows for a reporting period. Penalties and interest, if incurred, would be recorded as a component of current income tax expense.

PDI, Inc.
Annual Report on Form 10-K (continued)

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences.  The realization of these assets is dependent on generating future taxable income.  We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  Our recent operating results and projections of future income weighed heavily in our overall assessment.  The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2013 and 2012, as we determined that it was more likely than not that these assets would not be realized.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated below selected statement of comprehensive loss data as a percentage of revenue.  The trends illustrated in this table may not be indicative of future operating results.

PDI, Inc.
Annual Report on Form 10-K (continued)

	Years Ended December 31,
	2013	2012
Revenue, net	100.0%	100.0%
Cost of services	83.8%	78.8%
Gross profit	16.2%	21.2%
Compensation expense	11.5%	12.9%
Other selling, general and administrative expenses	7.5%	9.0%
Asset impairment	—%	18.5%
Facilities realignment	—%	0.6%
Total operating expenses	19.0%	41.0%
Operating loss	(2.8)%	(19.9)%
Other expense, net	—%	—%
Loss from continuing operations
before income tax	(2.8)%	(19.9)%
Provision for income tax	0.1%	0.2%
Loss from continuing operations	(2.9)%	(20.1)%
Loss from discontinued operations, net of tax	—%	—%
Net loss	(2.9)%	(20.1)%

Results of Continuing Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

(in thousands)	Sales	Marketing	PC
	Services	Services	Services	Consolidated
Year ended December 31, 2013:
Revenue, net	$133,968	$4,569	$12,305	$150,842
Cost of Services	$112,966	$4,149	$9,317	$126,432
Gross Profit	$21,002	$420	$2,988	$24,410
Gross Profit %	15.7%	9.2%	24.3%	16.2%

Year ended December 31, 2012:
Revenue, net	$99,206	$10,127	$17,566	$126,899
Cost of Services	$80,130	$7,240	$12,669	$100,039
Gross Profit	$19,076	$2,887	$4,897	$26,860
Gross Profit %	19.2%	28.5%	27.9%	21.2%

Operations Overview

We operate in three business segments: Sales Services; Marketing Services; and PC Services. In 2013, significant increases in revenues from our Sales Services segment drove an increase in Sales Services segment gross profit relative to 2012; however, this improvement was more than offset by declines in revenues in both our PC Services and Marketing Services segments and decreases in gross profit as a percent of revenue in all of our segments.

We are in the pursuit of adding more predictable, higher growth, higher margin business that will eliminate natural volatility of our current core businesses, and at the same time leverage the breadth of our installed infrastructure and the strength of our core commercialization capabilities through our recently announced strategy to become a leading commercialization company for the molecular diagnostics industry via in-licensing, acquiring or partnering through our Interpace Diagnostics entity. The molecular diagnostics industry is highly fragmented with numerous strong science-based companies that have developed clinically important tests which are ready or near ready for market. A vast majority of these companies have very limited experience bringing a test to market and many of them do not have the capital to build an infrastructure to effectively commercialize their test. Due to their

PDI, Inc.
Annual Report on Form 10-K (continued)

complexity, most molecular diagnostic tests require a specialized go-to-market strategy, which includes messaging to physicians and potentially patients, similar to launching of a new drug in the pharmaceutical market. Developing and delivering these kinds of messages, fully leveraging our extensive commercial infrastructure in an impactful, innovative and ROI centric manner is one of our strengths. Given our proven core sales and marketing and full commercialization capabilities, we believe that this is a natural extension for us and the strength of our core capabilities, installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with this strategy.

Our revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  Our two largest customers in 2013 accounted for approximately 47.5% and 19.3%, respectively, of our revenue.  We believe that we will continue to experience a high degree of customer concentration and that the loss or a significant reduction of business from any of our major customers, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.

Revenue, net

Consolidated revenue for the year ended December 31, 2013 increased by $23.9 million, or 18.9%, to $150.8 million, compared to the year ended December 31, 2012. This increase was attributable to the significant 2012 new contract wins in our Sales Services segment being executed in 2013.

Revenue in our Sales Services segment for the year ended December 31, 2013 increased by $34.8 million, or 35.0%, to $134.0 million, compared to the year ended December 31, 2012. The increase in Sales Services revenue, as mentioned above, was primarily due to the significant new contract wins in 2012 being executed in 2013 and the impact of 2013 contract wins.

Revenue in our Marketing Services segment for the year ended December 31, 2013 decreased by $5.6 million, to $4.6 million, compared to the year ended December 31, 2012.  This decrease was primarily due to a decline in revenue at our Group DCA business unit as a result of fewer contract signings in 2013.

Revenue in our PC Services segment for the year ended December 31, 2013 decreased by $5.3 million, to $12.3 million, due to the internalization of selected commercialization activities by our customer as of October 1, 2012.
Cost of services

Consolidated cost of services for the year ended December 31, 2013 increased $26.4 million, or 26.4%, to $126.4 million, compared to the year ended December 31, 2012. This increase was primarily due to the increase in revenue from Sales Services segment contracts that were executed in 2013, partially offset by a reduction of costs in our PC Services and Marketing Services segments.

Cost of services in our Sales Services segment for the year ended December 31, 2013 increased to $113.0 million, or 41.0%, compared to the year ended December 31, 2012. This increase was directly attributable to the increase in revenue discussed above.

Cost of services in our Marketing Services segment for the year ended December 31, 2013 decreased $3.1 million to $4.1 million, compared to the year ended December 31, 2012. This decrease was directly attributable to the decline in revenue and our emphasis on cost savings initiatives as we continued to right-size the structure of our Group DCA business unit in an effort to realign the cost structure with the current level of business; however, with the announced launch of our new product, PD One™, the business unit was not able to reduce its cost structure in proportion with the decline in revenue.

Cost of services in our PC Services segment for the year ended December 31, 2013 decreased $3.4 million to $9.3 million. This decrease was directly attributable to the decline in revenue discussed above. PC services cost of services for the year ended December 31, 2013 included $0.3 million of expenses related to collaboration agreement efforts as part of our molecular diagnostic strategy in Interpace Diagnostics.

Gross profit

Consolidated gross profit for the year ended December 31, 2013 decreased by $2.5 million, or 9.1%, to $24.4 million, compared to the year ended December 31, 2012. The consolidated gross profit percentage decreased 5.0%, to 16.2% for the year ended December 31, 2013, compared to the year ended December 31, 2012.

The gross profit percentage in our Sales Services segment for the year ended December 31, 2013 decreased by 3.6%, to 15.7%, compared to the year ended December 31, 2012. This decrease was due to new business being won with lower profit margins

PDI, Inc.
Annual Report on Form 10-K (continued)

resulting from competitive pricing pressures and the reduction in revenue from our Established Relationship Teams business unit relative to its fixed management costs.

The gross profit percentage in our Marketing Services segment for the year ended December 31, 2013 decreased to 9.2%, from 28.5% in the year ended December 31, 2012. The decrease in gross profit percentage was due to the decline in Group DCA revenue and the business unit not being able to reduce its cost structure in proportion with the decline in revenue due to the announced launch of its new product, PD One™.

The gross profit in our PC Services segment for the year ended December 31, 2013 decreased to 24%, from 28% in the year ended December 31, 2012. The decrease in gross profit percentage was primarily due to the expenses related to a collaboration agreement for our molecular diagnostic strategy in Interpace Diagnostics.

Note: Compensation expense and Other selling, general and administrative (other SG&A) expense amounts for each segment include allocated corporate overhead.

Compensation expense (in thousands)
Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	sales	Services	sales	Services	sales	Total	sales
2013	$14,073	10.5%	$2,714	59.4%	$618	5.0%	$17,405	11.5%
2012	12,602	12.7%	2,912	28.8%	900	5.1%	16,414	12.9%
Change	$1,471		$(198)		$(282)		$991

Consolidated compensation expense for the year ended December 31, 2013 increased by $1.0 million, or 6.0%, compared to the year ended December 31, 2012.  The increase was primarily attributable to an increase in bonus expense of $1.7 million, partially offset by a decrease in salary costs. As a percentage of consolidated revenue, consolidated compensation expense decreased to 11.5% for the year ended December 31, 2013, from 12.9% for the year ended December 31, 2012, primarily due to the increase in consolidated revenue.

Compensation expense in our Sales Services segment for the year ended December 31, 2013 increased by $1.5 million, or 11.7%, to $14.1 million compared to the year ended December 31, 2012.  This increase is primarily attributable to the increase in bonus expense discussed above.  As a percentage of segment revenue, compensation expense decreased 2.2%, to 10.5% for the year ended December 31, 2013, from 12.7% for the year ended December 31, 2012. The decrease in segment compensation expense as a percent of segment revenue was primarily driven by the increase in segment revenue.

Compensation expense in our Marketing Services segment for the year ended December 31, 2013 decreased by $0.2 million, to $2.7 million, compared to the year ended December 31, 2012. As a percentage of segment revenue, segment compensation expense increased 30.6%, to 59.4% for the year ended December 31, 2013, from 28.8% for the year ended December 31, 2012. The increase in segment compensation expense as a percent of segment revenue was primarily a result of Group DCA's decline in revenue.
Compensation expense in our PC Services segment for the year ended December 31, 2013 and the year ended December 31, 2012 is primarily attributable to the allocated costs of corporate support activities in each of the respective periods.

Other selling, general and administrative expenses (in thousands)
Year Ended	Sales	% of	Marketing	% of	PC	% of		% of
December 31,	Services	sales	Services	sales	Services	sales	Total	sales
2013	$8,682	6.5%	$2,096	45.9%	$504	4.1%	$11,282	7.5%
2012	6,813	6.9%	3,880	38.3%	762	4.3%	11,455	9.0%
Change	$1,869		$(1,784)		$(258)		$(173)

 Consolidated other selling, general and administrative expenses for the year ended December 31, 2013 decreased by $0.2 million, or 1.5%, to $11.3 million, compared to the year ended December 31, 2012. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses decreased to 7.5% for the year ended December 31, 2013, from 9.0% in the year ended December 31, 2012, due primarily to the increase in revenue.

PDI, Inc.
Annual Report on Form 10-K (continued)

Other selling, general and administrative expenses in our Sales Services segment for the year ended December 31, 2013 increased by $1.9 million, to $8.7 million, compared to the year ended December 31, 2012, primarily due to an increase in allocated corporate costs, primarily legal and consulting services. As a percentage of segment revenue, other selling, general and administrative expenses decreased 0.4%, to 6.5% for the year ended December 31, 2013, from 6.9% for the year ended December 31, 2012.  The decrease as a percentage of segment revenue was attributable to the increase in revenue mentioned above.

Other selling, general and administrative expenses in our Marketing Services segment for the year ended December 31, 2013 decreased by $1.8 million, or 46.0%, to $2.1 million, compared to the year ended December 31, 2012, primarily due to a decrease in facility costs of $0.9 million and a decrease in amortization expense of $0.9 million as the intangible assets were written off in 2012. As a percentage of segment revenue, other selling, general and administrative expenses increased to 45.9% for the year ended December 31, 2013, from 38.3% for the year ended December 31, 2012. This increase was primarily attributable to the decrease in Group DCA revenue in the period ended December 31, 2013 compared to the year ended December 31, 2012.

Other selling, general and administrative expense in our PC Services segment for the year ended December 31, 2013 and the year ended December 31, 2012 is attributable to the allocated cost of corporate support activities in each of the respective periods. PC services other selling, general and administrative expense for the year ended December 31, 2013 included $0.1 million of expenses related to collaboration agreement efforts for molecular diagnostic tests.

Asset impairments

For the year ended December 31, 2012, we incurred approximately $22.8 million in asset impairment charges within our Marketing Services segment. These impairment charges were associated with the write-down of goodwill of $16.4 million and other intangible assets of $6.4 million in our Group DCA business unit. The decline in revenue from significant customers in the business unit, the decrease in new business generated by this business unit and changes in pharmaceutical industry spending were the main factors contributing to the impairment. We also incurred a charge of approximately $0.7 million in 2012 related to the write-off of all of the assets related to the sale of Pharmakon to Informed as we believed those assets were impaired.

Facilities realignment

For the year ended December 31, 2012, our Marketing Services segment incurred a charge of approximately $0.7 million related to the downsizing of approximately 9,000 square feet of office space in Parsippany, New Jersey.  We are currently seeking to sublet this unused office space.

Operating loss

There were operating losses from continuing operations of $4.3 million and $25.2 million during the years ended December 31, 2013 and 2012, respectively.  The decrease in operating loss from continuing operations in 2013 was primarily attributable to the asset impairment charges in 2012 of $23.5 million.

Provision for income taxes

We had an income tax expense of approximately $0.2 million each of the years ended December 31, 2013 and 2012. Income tax expense for the years ended December 31, 2013 and 2012 were primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had cash and cash equivalents and short-term investments of approximately $45.7 million and working capital of $31.3 million, compared to cash and cash equivalents and short-term investments of approximately $52.9 million and working capital of approximately $35.2 million at December 31, 2012. As of December 31, 2013 and 2012, we had no outstanding commercial debt.

During the years ended December 31, 2013 and December 31, 2012, there was net cash used in operating activities of $3.5 million and $10.3 million, respectively.   The main component of cash used in operating activities during the year ended December 31, 2013 was the net loss. The main components of cash used in operating activities during the year ended December 31, 2012 was the net loss and decreases in our current liability accounts.

PDI, Inc.
Annual Report on Form 10-K (continued)

As of December 31, 2013, we had $8.0 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits on contracts in progress are earned and billed within a few months of the period they are originally recognized. The increase in unbilled costs is primarily due to changes of billing terms in contracts with our largest customer that resulted in an additional 25 days to 30 days to collect receivables for the majority of amounts billed to this main customer. As of December 31, 2013, we had approximately $9.4 million of unearned contract revenue.  Unearned contract revenue represents amounts billed to customers for services that have not been performed.  These amounts are recorded as revenue in the periods they are earned, which is generally within a few months of the period they are originally recognized.

For the years ended December 31, 2013 and December 31, 2012, net cash used in investing activities was approximately $3.3 million and $1.1 million, respectively. The net cash used in investing activities was the investment in the non-controlled entity and capital expenditures in 2013 and capital expenditures in 2012.

For each of the years ended December 31, 2013 and 2012, net cash used in financing activities represents shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

We had standby letters of credit of approximately $2.0 million and $2.6 million at December 31, 2013 and 2012, respectively, as collateral for our existing insurance policies and our facility leases.  Our standby letters of credit automatically renew every year unless canceled in writing by us with consent of the beneficiary, generally not less than 60 days before the expiry date.

We recorded facility realignment charges totaling approximately $0.7 million during the year ended December 31, 2012 for costs related to excess leased office space at our Marketing Services segment Parsippany, New Jersey facility.  We are currently seeking to sublet this unused office space.

A rollforward of the activity for the facility realignment accrual is as follows (in thousands):

Balance as of January 1, 2012	$4,489
Accretion	142
Adjustments	715
Payments	(2,067)
Balance as of December 31, 2012	$3,279
Accretion	142
Adjustments	—
Payments	(1,459)
Balance as of December 31, 2013	$1,962

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

In November 2011, we announced the retirement of the Group DCA co-CEOs as of December 31, 2011 and announced that we amended the Group DCA purchase agreement to negotiate a buy out of the contingent earn-out fee. Under the amendment, we paid $3.4 million in 2012 to buy out the contingent earn-out fee under the purchase agreement. Pursuant to their respective retirement agreements we paid $0.3 million to each of the co-CEOs in 2013.

Going Forward

We anticipate 2014 to be a year during which we continue to differentiate ourselves as we build off of our strategy to add more predictable, higher growth, higher margin business that could reduce the natural volatility of our current core business. Last year we announced our strategic focus on becoming a leading commercialization company for the molecular diagnostics industry via in-licensing, acquiring or partnering. The molecular diagnostics industry is highly fragmented with numerous strong science-based companies that have developed clinically important tests which are ready or near ready for market. A vast majority of these companies have very limited experience bringing a test to market and many of them do not have the capital to build an infrastructure to effectively commercialize their test. Due to their complexity, most molecular diagnostic tests require a specialized go-to-market strategy, which includes messaging to physicians, and potentially patients, similar to launching of a new drug in the pharmaceutical

PDI, Inc.
Annual Report on Form 10-K (continued)

market. Developing and delivering these kinds of messages, fully leveraging our extensive commercial infrastructure in an impactful, innovative and ROI centric manner is one of our strengths. Given our proven core sales and marketing and full commercialization capabilities, we believe this is a natural extension for us and the strength of these core capabilities, our installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with this strategy.

In 2014 we will continue to focus on the flawless execution of our customers’ programs in order to consistently deliver desired results. We recognize that our relationships with customers are dependent upon the quality of our performance and our ability to reach and engage their target audiences in a positive and meaningful manner. Through our core outsourced promotional services expertise, we must continue to provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  We have, and will continue to, evolve our multi-channel promotional capabilities for many large pharmaceutical companies, a variety of emerging and specialty pharmaceutical and biotechnology companies as well as nutritional, diagnostic and other healthcare service providers.

Our primary strategic focus in 2014 is to determine the viability of the two significant opportunities to commercialize innovative molecular diagnostics tests, in Interpace Diagnostics, that we announced in the second half of 2013. In 2014, we will determine whether or not we will move into the second phase of either collaboration agreement. Our determination of moving forward with either of these collaboration agreements is dependent upon, among other things, commercial responsiveness to promotional efforts and the achievement of certain contractual milestones. We will also continue to evaluate other commercialization opportunities in the molecular diagnostics tests in 2014. We are actively seeking opportunities of this kind, and see the potential to complete at least two additional opportunities during 2014 and multiple deals over the longer term.

We will continue to be diligent with but are prepared to use a portion of our cash, supplemented by additional financings, if necessary, to continue this strategy as these two existing molecular diagnostic opportunities will require additional resources in 2014 and future opportunities may require up-front investment. We have begun, and will continue, to refocus resources internally and add both internal and external resources to move this strategy forward.

Our other strategic focus is the active promotion and marketing of our recently launched Group DCA business unit product offering, PD One™. PD One™ is a proprietary technology platform aimed at expanding relationships between pharmaceutical and life science companies and health care providers. The subscription-based platform enables clients to extend personal and brand interactions with physicians through a secure, professional networking platform that features direct messaging and dynamic content. The new platform complements PDI's award-winning companion site, The Medical Bag, a content-rich, multi-functional digital environment that receives more than 50,000 visits by medical professionals each month. This offering utilizes the Group DCA database of approximately 400,000 physicians, can be leveraged by our entire organization and will require ongoing support and enhancements.

Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $2.0 million in 2014.  We expect our working capital requirements to increase as a result of new customer contracts generally providing for longer than historical payment terms.

Considering the information provided above, we anticipate 2014 operations will result in a loss and 2014 cash flows will be negative. While we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements beyond the next 12 months, we may require alternative forms of financing to achieve our strategic plan of product in-licensing, acquisitions or partnering.

Contractual Obligations

We have committed cash outflow related to operating lease agreements and other contractual obligations. We lease facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as predefined rent escalations.  Total expense under these agreements for the years ended December 31, 2013 and 2012 was approximately $4.9 million and $3.0 million, respectively, of which $4.1 million and $2.4 million, respectively, related to automobiles leased for use by employees for a maximum lease term of one year from the date of delivery with the option to renew. Under our two collaboration arrangements we have committed to spend up to $1.0 million as part of phase one collaboration efforts. If we move forward into phase two of the collaboration arrangement with Transgenomic, we may provide Transgenomic with funding support of up to $3.0 million, principally to mitigate working capital requirements. In addition, if we move forward into phase two of the collaboration agreement with the Diagnostics Company, and all milestones are achieved at their maximum levels, we could pay up to $6.0 million to the Diagnostics Company.

PDI, Inc.
Annual Report on Form 10-K (continued)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 PDI is a "smaller reporting company" for purposes of the disclosure requirements in Regulation S-K of the SEC and therefore not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedule specified by this Item 8, together with the reports thereon of BDO USA, LLP, are presented following Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the

PDI, Inc.
Annual Report on Form 10-K (continued)

Exchange Act) as of December 31, 2013.  Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2013 as required by Section 404 of the Sarbanes-Oxley Act. Management's report on our internal control over financial reporting is included in this Form 10-K. Management has concluded that internal control over financial reporting is effective as of December 31, 2013.

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
PDI's management has assessed the effectiveness of internal control over financial reporting as of December 31, 2013, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, PDI's management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company’s Board of Directors, on the recommendation of its Compensation Committee, granted to our chief executive officer Nancy S. Lurker a retention and performance incentive award of 188,165 performance contingent five year stock appreciation rights (“SARs”). Each SAR represents the right to receive an amount, payable in shares of the Company’s Common Stock (the

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

“Shares”), equal in value to the excess, if any, of the market value of a Share on the date of exercise over the exercise price of $5.10 per Share. The exercise price represents the market value of a Share as of the date of the grant.

The SARs will vest only upon the achievement of both time-based and stock performance-based conditions; provided that Ms. Lurker remains employed with the Company on the date(s) both conditions are met. The time-based conditions will be satisfied in three installments as follows: (i) 36,496 of the SARs on the first anniversary of the grant date; (ii) 64,460 of the SARs on the second anniversary of the grant date; and (iii) 87,209 of the SARs on the third anniversary of the grant date. The stock performance-based conditions will be deemed satisfied if at any time during the five year term the market value of the Company’s stock (based on the 60 consecutive trading day average price per Share), exceeds the following targets: (i) Year 1 Tranche - $7.65; (ii) Year 2 Tranche - $10.20; and (iii) Year 3 Tranche - $15.30. The achievement of these target stock prices represent premiums of 50%, 100% and 200% to the market value of the Company’s common stock on the date of grant.

The award of SARs was made under the Company’s Amended and Restated 2004 Stock Incentive and Award Plan, for the purpose of incenting retention of Ms. Lurker’s employment in the future for a five year period. The Board believes that the retention of Ms. Lurker for this period is critical to the successful implementation of several new strategic initiatives and new products that may have a significant impact on the success of the business and future return to shareholders.  The Board also believes that there is a significant retention risk for her services from competitors, due to the relatively low value of her current equity retention incentives.  In addition to the retention features of this award, the Board also believes that the performance elements will provide additional motivation for Ms. Lurker to focus on increasing business performance and the growth of shareholder returns.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2014 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2014 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2014 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions that is responsive to Item 13 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2014 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2014 annual meeting of stockholders and such information is incorporated by reference herein.

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

3.1	Certificate of Incorporation of PDI, Inc. (1)
3.2	Amended and Restated By-Laws of PDI, Inc., filed herewith
3.3	Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (3)
3.4	Certificate of Amendment to the Certificate of Incorporation of PDI, Inc. (18)
4.1	Specimen Certificate Representing the Common Stock (1)
10.2*	2000 Omnibus Incentive Compensation Plan (2)
10.3*	Executive Deferred Compensation Plan (12)
10.4*	Amended and Restated 2004 Stock Award and Incentive Plan (4)
10.5*	Form of Restricted Stock Unit Agreement for Employees (11)
10.6*	Form of Stock Appreciation Rights Agreement for Employees (11)
10.7*	Form of Restricted Stock Unit Agreement for Directors (11)
10.8*	Form of Restricted Share Agreement (12)
10.9*	Employment Separation Agreement between the Company and Nancy Lurker (7)
10.10*	Amended and Restated Employment Agreement between the Company and Jeffrey Smith (8)
10.14	Saddle River Executive Centre Lease (5)
10.15	Saddle River Executive Centre 2005 Sublease (5)
10.16	Saddle River Executive Centre 2007 Sublease (6)
10.17	First Amendment to Saddle River Executive Centre 2005 Sublease (10)
10.18	Morris Corporate Center Lease (9)
10.20.1†	Amended and Restated Master Services Agreement, dated September 23, 2009, between the Company and Pfizer Inc. (14)
10.20.2†	Statement of Work dated October 2, 2012 between the Company and Pfizer Inc. (20)

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
10.20.3†	Amendment No. 1 to the Amended and Restated Master Services Agreement, effective September 22, 2011, between the Company and Pfizer Inc. (20)
10.21	Consulting Agreement, dated July 1, 2010, between the Company and John P. Dugan (13)
10.22	Membership Interest Purchase Agreement, dated November 3, 2010, between the Company, Group DCA, LLC, JD & RL, Inc., Robert O. Likoff and Jack Davis (15)
10.25	Group DCA Lease in Parsippany, NJ (15)
10.26*	Stock Appreciation Rights for Nancy Lurker, filed herewith
10.27*	New Hire Chief Executive Officer Term Sheet (15)
10.28†	Collaboration Agreement dated as of August 19, 2013 (19)
16.1	Change in Certifying Accountants (17)
18.1	Preferability Letter of BDO USA, LLP (18)
21.1	Subsidiaries of the Registrant (15)
23.1	Consent of BDO USA, LLP, filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
*	Denotes compensatory plan, compensation arrangement or management contract.
†	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order for confidential treatment from the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (File No 333-46321), filed with the SEC on May 19, 1998 and incorporated herein by reference.
(2)	Filed as an exhibit to our definitive proxy statement dated May 10, 2000, filed with the SEC on May 11, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002 and incorporated herein by reference.
(4)	Filed as an exhibit to our definitive proxy statement filed with the SEC on April 28, 2004 and incorporated herein by reference.
(5)	Filed as an exhibit to our Form 10-K for the year ended December 31, 2005, filed with the SEC on March 17, 2006 and incorporated herein by reference.
(6)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 13, 2008 and incorporated herein by reference.

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 18, 2008 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 7, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 4, 2009 and incorporated herein by reference.
(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009 and incorporated herein by reference.
(12)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010 and incorporated herein by reference.
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
(19)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 11, 2013 and incorporated herein by reference.†
(20)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2014.

PDI, INC.
/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

POWER OF ATTORNEY

PDI, Inc.
Annual Report on Form 10-K (continued)

PDI, Inc., a Delaware Corporation, and each person whose signature appears below constitutes and appoints each of Nancy Lurker and Jeffrey Smith, and either of them, such person’s true and lawful attorney-in-fact, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments to this Annual Report on Form 10-K and other documents in connection therewith, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 6th day of March, 2014.

Signature	Title
/s/ Gerald Belle	Chairman of the Board of Directors
Gerald Belle

/s/ Nancy S. Lurker	Chief Executive Officer and Director
Nancy S. Lurker	(principal executive officer)

/s/ Jeffrey Smith	Chief Financial Officer and Treasurer
Jeffrey Smith	(principal accounting and financial officer)

/s/ John Federspiel	Director
John Federspiel

/s/ Stephen J. Sullivan	Director
Stephen J. Sullivan

/s/ Jack E. Stover	Director
Jack E. Stover

/s/ Veronica Lubatkin	Director
Veronica Lubatkin

/s/ John M. Climaco	Director
John M. Climaco

PDI, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedules

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2013 and 2012	F-3

Consolidated Statements of Comprehensive Loss for the years ended
December 31, 2013 and 2012	F-4

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-7

Schedule II. Valuation and Qualifying Accounts	F-34

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.:

We have audited the accompanying consolidated balance sheets of PDI, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012.  In connection with our audits of the financial statements, we have also audited the financial statements schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PDI, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule, when considered in the relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/BDO USA, LLP

Woodbridge, New Jersey
March 6, 2014

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$45,639	$52,783
Short-term investments	103	92
Accounts receivable, net	2,422	10,687
Unbilled costs and accrued profits on contracts in progress	7,982	1,955
Other current assets	6,563	6,066
Total current assets	62,709	71,583
Property and equipment, net	2,789	2,396
Goodwill	2,523	2,523
Other long-term assets	1,043	1,945
Total assets	$69,064	$78,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,350	$3,388
Unearned contract revenue	9,379	14,501
Accrued salary and bonus	9,643	6,674
Other accrued expenses	10,028	11,827
Total current liabilities	31,400	36,390
Long-term liabilities	5,185	6,427
Total liabilities	36,585	42,817
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized;
16,316,169 and 16,063,514 shares issued, respectively;
15,169,898 and 14,965,875 shares outstanding, respectively	163	161
Additional paid-in capital	130,229	128,508
Accumulated deficit	(83,823)	(79,258)
Accumulated other comprehensive income	16	11
Treasury stock, at cost (1,146,271 and 1,097,639 shares, respectively)	(14,106)	(13,792)
Total stockholders' equity	32,479	35,630
Total liabilities and stockholders' equity	$69,064	$78,447

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	For The Years Ended December 31,
	2013	2012
Revenue, net	$150,842	$126,899
Cost of services	126,432	100,039
Gross profit	24,410	26,860
Operating expenses:
Compensation expense	17,405	16,414
Other selling, general and administrative expenses	11,282	11,455
Asset impairments	—	23,517
Facilities realignment	—	706
Total operating expenses	28,687	52,092
Operating loss	(4,277)	(25,232)
Other expense, net	(59)	(28)
Loss from continuing operations before tax	(4,336)	(25,260)
Provision for income tax	180	208
Loss from continuing operations	(4,516)	(25,468)
Loss from discontinued operations, net of tax	(49)	(59)
Net loss	$(4,565)	$(25,527)

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities, net	5	(1)

Comprehensive loss	$(4,560)	$(25,528)

Basic and diluted loss per share of common stock:
From continuing operations	$(0.31)	$(1.75)
From discontinued operations	—	—
Net loss per basic and diluted share of common stock	$(0.31)	$(1.75)
Weighted average number of common shares and common share equivalents outstanding:
Basic	14,718	14,585
Diluted	14,718	14,585

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	For The Years Ended December 31,
	2013		2012
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	16,064	$161	15,820	$158
Common stock issued	146	1	144	1
SARs exercised	1	—	4	—
Restricted stock issued	143	1	151	2
Restricted stock forfeited	(38)	—	(55)	—
Balance at December 31	16,316	163	16,064	161
Treasury stock:
Balance at January 1	1,097	(13,792)	1,075	(13,636)
Treasury stock purchased	49	(314)	22	(156)
Balance at December 31	1,146	(14,106)	1,097	(13,792)
Additional paid-in capital:
Balance at January 1		128,508		126,720
Common stock issued		—		(1)
Restricted stock issued		(2)		(2)
Stock-based compensation expense		1,723		1,791
Balance at December 31		130,229		128,508
Accumulated deficit:
Balance at January 1		(79,258)		(53,731)
Net loss		(4,565)		(25,527)
Balance at December 31		(83,823)		(79,258)
Accumulated other comprehensive income (loss):
Balance at January 1		11		12
Unrealized holding gain (loss) on available-for-sale securities, net of tax		5		(1)
Balance at December 31		16		11
Total stockholders' equity		$32,479		$35,630

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(4,565)	$(25,527)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,425	2,034
Realignment accrual accretion	142	142
Provision for bad debt	9	16
Stock-based compensation	1,723	1,791
Asset impairments	—	23,517
Non-cash facilities realignment	—	69
Other changes in assets and liabilities:
Decrease (increase) in accounts receivable	8,256	(1,054)
(Increase) decrease in unbilled costs	(6,027)	638
Decrease (increase) in other current assets	1,740	(758)
Decrease (increase) in other long-term assets	165	(7)
Decrease in accounts payable	(1,038)	(751)
Decrease in unearned contract revenue	(5,122)	(1,381)
Increase (decrease) in accrued salaries and bonus	2,969	(1,609)
Decrease in accrued liabilities	(1,805)	(5,913)
Decrease in long-term liabilities	(1,384)	(1,493)
Net cash used in operating activities	(3,512)	(10,286)
Cash Flows From Investing Activities
Purchase of property and equipment	(1,818)	(1,112)
Investment in non-controlled entity	(1,500)	—
Net cash used in investing activities	(3,318)	(1,112)
Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(314)	(156)
Net cash used in financing activities	(314)	(156)
Net decrease in cash and cash equivalents	(7,144)	(11,554)
Cash and cash equivalents – beginning	52,783	64,337
Cash and cash equivalents – ending	$45,639	$52,783
Cash paid for taxes	$235	$175

The accompanying notes are an integral part of these consolidated financial statements

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

1.	Nature of Business and Significant Accounting Policies

Nature of Business

PDI, Inc., together with its wholly-owned subsidiaries (PDI or the Company), is a leading provider of outsourced commercial services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States. PDI is a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve our customers' strategic and financial product objectives. In addition to outsourced sales teams in the United States, PDI also provides other promotional services, including clinical educator services, digital communications, teledetailing and full product commercialization services. Combined, PDI's services offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout their lifecycles, from development through maturity. These services include product distribution, personal and non-personal product detailing, full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. PDI provides innovative and flexible service offerings designed to drive customers' businesses forward and successfully respond to a continually changing market. The Company's services provide a vital link between its customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients. The Company provides these services through three reporting segments: Sales Services; Marketing Services; and Product Commercialization Services (PC Services).

The Company has taken action on its stated strategy of searching for product in-licensing, acquisition and partnering opportunities that could add more predictable, higher growth, higher margin business that can reduce the natural volatility of its current core businesses, and at the same time leverage the breadth of its installed infrastructure and strength of its core commercialization capabilities. Through its Interpace Diagnostics entity, the Company has recently announced a strategy focused on becoming a leading commercialization company for the molecular diagnostics industry via in-licensing, acquiring or partnering. Leveraging PDI's core sales and marketing and full commercialization capabilities, the Company believes this is a natural extension for itself and the strength of its core capabilities, and PDI's installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with this strategy. During 2013, the Company entered into two arrangements as part of this new strategy. See Note 18, Investment in Non-Controlled Entity and Other Arrangements for further information.

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

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include best estimate of selling price in multiple element arrangements, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, income tax accruals, acquisition accounting, asset impairments and facilities realignment accruals.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.

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

Receivables and Allowance for Doubtful Accounts

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company records a provision for estimated losses based upon the inability of its customers to make required payments using historical experience and periodically adjusts these provisions to reflect actual experience.  Additionally, the Company will establish a specific allowance for doubtful accounts when it becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing).  There was a $9,000 allowance for doubtful accounts for trade accounts receivables as of December 31, 2013 and no allowance for doubtful accounts as of December 31, 2012.

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

Loans and Investments in Privately Held Entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies.  The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, and the overall health of the investee’s industry), a write-down to estimated fair value is recorded.  As of December 31, 2013, the Company had an investment in a privately held, non-controlled entity of $1.5 million within Other current assets in the Consolidated Balance Sheets in accordance with ASC 325-20 Investments Other - Cost Method Investments. See Note 18, Investment in Non-Controlled Entity and Other Arrangements for further information.

On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful notes is necessary.  These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  Subsequent cash receipts on the outstanding interest are applied against the outstanding interest receivable balance and the corresponding allowance.  The Company’s assessments of value are subjective given that the investees may be at an early stage of development and rely regularly on their investors for cash infusions.  As of December 31, 2013 and 2012, the Company had loan receivable balances of $750,000, which has been fully reserved.

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

Software Costs

Internal-Use Software - It is the Company’s policy to capitalize certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized software costs are included in property and equipment on the consolidated balance sheet and amortized over the software’s useful life, generally three to seven years.  Software costs that do not meet capitalization criteria are expensed immediately. During the year ended December 31, 2013, the Company capitalized $0.5 million of internal-use software related to investment in the development of its core systems.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

External-Use Software - It is the Company’s policy to capitalize certain costs incurred in connection with developing or obtaining external-use software.  Capitalized software costs are included in property and equipment on the consolidated balance sheet and amortized over the software’s useful life, generally three years.  Software costs that do not meet capitalization criteria are expensed immediately. During the year ended December 31, 2013, the Company capitalized $1.1 million of external-use software related to investment in the development of its recently launched Group DCA business unit product, PD One™.

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

The Company tests its goodwill for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, indefinite-lived intangible assets and our consolidated financial results.

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

During the Company's 2012 annual impairment tests of goodwill and indefinite-lived intangible assets, management identified potential impairment. The Company's management then determined that these Group DCA business unit assets were impaired and recognized an impairment loss of $18.4 million as the carrying value of the Group DCA business unit was in excess of its fair value. During the Company's 2013 annual impairment tests of goodwill, no potential impairment was identified by management, as the fair value of the Group DCA business unit was in excess of its carrying value. If Group DCA's projected long-term sales growth rate, profit margins, or terminal rate change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

assets may also be impaired. See Note 4, Fair Value Measurements and Note 7, Goodwill and Other Intangible Assets for further information.

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

During the year ended December 31, 2012 the Company recorded a non-cash charge of approximately $4.4 million related to the full impairment of the Group DCA finite-lived intangible assets. See Note 7, Goodwill and Other Intangible Assets, for additional information.
Additionally, during the year ended December 31, 2012, the Company recorded non-cash charges of less than $0.1 million for the impairment of certain furniture and leasehold improvements as a result of exiting approximately 9,000 square feet of office space at its Group DCA facility in Parsippany, New Jersey. These charges have both been recorded in continued operations. See Note 14, Facilities Realignment for additional information.

Self-Insurance Accruals

The Company is self-insured for benefits paid under employee healthcare programs.  The Company’s liability for healthcare claims is estimated using an underwriting determination which is based on the current year’s average lag days between when a claim is incurred and when it is paid.  The Company maintains stop-loss coverage with third-party insurers to limit its total exposure on all of these programs.  Periodically, the Company evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.  Management reviews the self-insurance accruals on a quarterly basis.  Actual results may vary from these estimates, resulting in an adjustment in the period of the change in estimate.  Prior to October 1, 2008, the Company was also self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars.  Beginning October 1, 2008, the Company became fully-insured through an outside carrier for these losses.  The Company’s liability for claims filed and claims incurred but not reported prior to October 1, 2008 is estimated on an actuarial undiscounted basis supplied by our insurance brokers and insurers using individual case-based  valuations and statistical analysis. These estimates are based upon judgment and historical experience.  However, the final cost of many of these claims may not be known for five years or more after filing of the claim. As of December 31, 2013, the Company had no outstanding claims filed and claims incurred but not reported for self-insured automobile-related liabilities. At December 31, 2013 and 2012, self-insurance accruals totaled $1.0 million and $0.9 million, respectively, and are included in other accrued expenses on the balance sheet.

Contingencies

In the normal course of business, the Company is subject to various contingencies. Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with Accounting Standards Codification 450, Contingencies (ASC 450). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. The Company is currently involved in certain legal proceedings and, as required, the Company has accrued its estimate of the probable costs for the resolution of these claims. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Predicting the outcome of claims and litigation, and estimating related costs and exposures, involves substantial uncertainties that could cause actual costs to vary materially from estimates.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Revenue and Cost of Services

The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.  The Company's contracts containing multiple deliverables are accounted for in accordance with Accounting Standards Codification 605-25, Revenue Recognition: Multiple Element Arrangements.

Sales Services

Revenue under pharmaceutical detailing contracts is generally based on the number of sales representatives utilized or the number of physician details made.  Revenue is generally recognized on a straight-line basis over the contract period or as the physician details are performed. A portion of revenues earned under certain contracts may be risk-based. The risk-based metrics may be based on activity metrics such as call activity, turnover, or other agreed upon measures, or on contractually defined percentages of prescriptions written.  Revenue from risk-based metrics is recognized in the period which the metrics have been attained and when we are reasonably assured that payment will be made. Many of the Company's product detailing contracts also allow for additional periodic incentive fees to be earned if certain activities have occurred or client specific sales performance benchmarks have been attained. Revenue from incentive fees is recognized in the period earned when the performance benchmarks have been attained and when the Company is reasonably assured that payment will be made.   Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commission based revenue is recognized when performance is completed.

The Company's product detailing contracts are generally for terms of one to three years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer without cause upon 30 days' to 180 days’ prior written notice.  Certain contracts include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause.  Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue the Company would have earned from fully executing the contract or the costs the Company may incur as a result of its early termination.

The Company maintains continuing relationships with its Sales Services customers which may lead to multiple ongoing contracts with one customer. In situations where the Company enters into multiple contracts with one customer at or near the same time, the Company evaluates the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated in contemplation of one and other and should be accounted for as a single agreement.

The loss or termination of large pharmaceutical detailing contracts could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.  Historically, the Company has derived a significant portion of its service revenue from a limited number of customers.  Concentration of business in the pharmaceutical industry is common and the industry continues to consolidate.  As a result, the Company is likely to continue to experience further customer concentration in future periods.  For the years ended December 31, 2013 and 2012, the Company’s two and three largest Sales Services customers, respectively, each of whom individually represented 10% or more of the Company's Sales Services revenue collectively accounted for approximately 65.5% and 52.5% of its consolidated service revenue, respectively.  See Note 13, Significant Customers, for additional information.

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

Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting and hiring and certain other direct incremental costs, excluding pass through costs that are billed to customers. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. Through March 31, 2012, the Company expensed these initial direct program costs as incurred, as these amounts were not material to the operating results of the Company. As a result of the Company's then recent contract signings and plans to enter into larger

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

contracts in the future, requiring more material initial direct program costs, commencing April 1, 2012, the Company changed its policy for the recognition of such initial direct program costs. These costs are now being deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the underlying contract. As of December 31, 2013 and 2012, the Company deferred $2.3 million and $1.8 million of initial direct program costs, respectively. During the years ended December 31, 2013 and 2012, the Company amortized $0.9 million and $0.2 million initial direct program costs into expense, respectively. This change in accounting was not applied retrospectively because the effect on prior periods was immaterial. All personnel costs and other direct costs, excluding initial direct program costs, are expensed as incurred.

Reimbursable out-of-pocket expenses include those relating to travel, meals and entertainment, product sample distribution costs and other similar costs for which the Company is reimbursed at cost by its customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of services in the consolidated statements of comprehensive loss.  For the years ended December 31, 2013 and 2012, reimbursable out-of-pocket expenses were $30.8 million and $19.9 million, respectively.

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

For multiple element arrangements, revenue is recognized based on an allocation of the total amount of the arrangement to each deliverable based on the relative selling prince method. When applying the relative selling price method, the selling price for each deliverable is determined using a hierarchy. Using this hierarchy, the fair value is determined using vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or best estimate of selling price if neither VSOE or TPE is available. The Company uses its best estimate of selling price to allocate the total arrangement consideration to each deliverable within the development unit of accounting and a majority of the deliverables within the delivery unit of accounting. The best estimate of selling price of standard deliverables is derived primarily from the Company's standard rate card, which covers a majority of the deliverables included within its customer contracts and is reviewed and updated on an annual basis or more frequently if circumstances warrant. Prices on the standard rate card are derived primarily from the Company's standard hourly project budgets and its standard hourly billing rate, however, these prices are then evaluated against recent market conditions and Company sales trends and may be adjusted by management in order to remain competitive in the current environment.

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

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The Company recognizes revenue for the development unit of accounting under a percentage-of-completion method by recognizing revenue as work on a contract progresses. The Company is able to reasonably estimate: the extent of progress towards completion; total contract costs; and contract revenue. Work performed and revenue recognized in this phase of the contract generally ranges between six and twelve months. Revenue is recognized on a straight-line basis over the delivery phase of the contract, as defined in the contract, and generally ranges between six and twelve months.

The Company maintains continuing relationships with our Marketing Services customers which may lead to multiple ongoing contracts between the two parties. In situations where the Company enters into multiple contracts with one customer at or near the same time, it evaluates the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated in contemplation of one and other and should be accounted for as a single agreement.

Cost of services consists primarily of the costs associated with executing interactive digital promotional programs or other sales and marketing services identified in the contract and include personnel costs and other direct costs. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the professional staff that are directly responsible for executing a particular program. Other direct costs include, but are not limited to: freelance costs; email broadcasting fees; list rental fees; direct mail production fees; and other promotional expenses.  All personnel costs and direct program costs are expensed as incurred.

PC Services

Revenue under product commercialization contracts is based on the number of sales representatives utilized and when applicable, the commercial operations services we provide. The Company has determined that there are two units of accounting in its Interpace BioPharma arrangement: the Dedicated Sales Team providing product detailing services; and the commercial operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services. Due to the significant level of customization, selling prices are determined for the Dedicated Sales Team through internal development of a program budget consistent with the manner of deriving selling prices that the Company employs in its Sales Services segment. Selling prices for commercial operations are determined by estimating the expenditures required to perform the services, plus the addition of a profit margin consistent with the expected profit margin to be generated by the Dedicated Sales Team. Revenue is recognized for the Dedicated Sales Team on a straight-line basis over the product detailing service period which begins upon deployment of the sales force. Revenue is recognized for commercial operations services as services are provided over the term of the contract. During the year ended December 31, 2013, one customer accounted for all of the revenue in the PC Services reporting segment.

In August 2011, Interpace BioPharma announced a two and one-half year fee-for-service arrangement with a pharmaceutical company. This contract includes standard representations and warranties, as well as mutual confidentiality and indemnification obligations for the Company's protection, and is terminable by the customer without cause upon 180 days prior written notice after the first anniversary of the contract effective date. This contract includes incentive payments that can be earned if our promotional activities generate results that meet or exceed agreed-upon performance targets. In addition, this contract provides for certain reimbursable out-of-pocket expenses such as travel, meals and entertainment and product sample distribution costs, for which we are reimbursed at cost by our customer.

Under the terms of the then current two and one-half year arrangement, the customer had the right to internalize various activities at different times over the life of the arrangement. Due to the success of the program to date and to allow the customer to begin their long-term plan of building their own capabilities in the United States, the Company allowed this customer to internalize selected commercialization activities as of October 1, 2012 and at the same time, extend other activities six months passed the then current December 31, 2013 agreement expiration date to June 30, 2014, resulting in an estimated net overall reduction to the then current $55 million contract of approximately 10% to 15%. The amended agreement is not terminable by the customer without cause. The Company anticipates the contract will terminate on the June 30, 2014 contract expiration date. During the year ended December 31, 2013, this one customer accounted for all of the revenue in the PC Services segment.

Cost of services consists primarily of the costs associated with executing product detailing programs and includes personnel costs and other direct costs, as well as the initial direct costs associated with staffing a product detailing program or a collaboration arrangement. Cost of services may also include costs such as distribution, marketing and promotion, public relations, patient reimbursement programs, managed care support, and market research. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing the program or collaboration arrangement. Initial direct program costs are those costs associated with initiating a product detailing program,

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

such as recruiting, hiring, and training the sales representatives who staff a particular program. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. Through March 31, 2012, the Company expensed these initial direct program costs as incurred, as these amounts were not material to the operating results of the Company. As a result of the Company's recent contract signings and plans to enter into larger contracts in the future, requiring more material initial direct program costs, commencing April 1, 2012, the Company changed its policy for the recognition of such initial direct program costs. These costs are now being deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the contract. This change in accounting was not applied retrospectively because the effect on prior periods was immaterial. All personnel costs and other direct costs, excluding initial direct program costs, are expensed as incurred.

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

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The Company operates in multiple tax jurisdictions and pays or provides for the payment of taxes in each jurisdiction where it conducts business and is subject to taxation.  The breadth of the Company’s operations and the complexity of the tax law require assessments of uncertainties and judgments in estimating the ultimate taxes the Company will pay.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits.  Uncertain tax positions are recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that a position taken or expected to be taken in a tax return would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. The Company adjusts accruals for unrecognized tax benefits as facts and circumstances change, such as the progress of a tax audit. The Company believes that any potential audit adjustments will not have a material adverse effect on its financial condition or liquidity. However, any adjustments made may be material to the Company’s consolidated results of operations or cash flows for a reporting period. Penalties and interest, if incurred, would be recorded as a component of current income tax expense.

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

Earnings (Loss) per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends.  Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. As a result of the losses incurred in both 2013 and 2012, the potentially dilutive common shares have been excluded from the earnings per share computation for these periods because its inclusion would have been anti-dilutive.

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

Accounting Standards Updates

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220), "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," effective for annual and interim reporting periods beginning after December 15, 2012. The new accounting rules require all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. The Company adopted ASU No. 2013-02 effective January 1, 2013. The new accounting rules expand the disclosure of other comprehensive income and had no impact on the Company's results of operations and financial condition.

3. Acquisition

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

The acquisition was accounted for as a purchase, subject to the provisions of Accounting Standards Codification 805-10-50 (ASC 805-10-50), and has been treated as an asset acquisition for tax purposes.  The Company paid cash (net) of approximately $23.9 million, of which $1.3 million was placed in escrow. The escrow amount was paid out during the quarter ended June 30, 2012. Prior to being amended, the purchase agreement also provided for the former members of Group DCA to earn up to an additional $30.0 million from the date of acquisition through December 31, 2012 (contingent earn-out fee or contingent consideration).  These earn-outs were based on Group DCA’s achievement of revenue and gross profit metrics and ranged up to: $5.0 million in the period ended December 31, 2010; and $12.5 million in each of the years ended December 31, 2011 and 2012.  Up to $2.5 million of the $12.5 million in each of the years ending December 31, 2011 and 2012 was related to certain integration activities. The metrics for payments related to the period ended December 31, 2010 were not achieved.

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

The Company determined the acquisition date fair value of the contingent consideration of $1.6 million based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement was based on significant subjective assumptions and inputs not observable in the market and thus represents a Level 3 fair value measurement. In addition, the Company recorded an indemnification asset and assumed a liability of approximately $0.9 million related to an ongoing sales tax assessment related to transactions that occurred prior to the acquisition date. Any subsequent changes to the final purchase price allocation above will be adjusted in the statement of comprehensive income (loss) accordingly.

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

In the fourth quarter of 2012, as a result of the Company's annual goodwill and other intangible impairment tests, the Company wrote-off $16.4 million of goodwill and the intangible asset balance of $6.4 million. No indicator of impairment was identified from the Company's annual goodwill and other intangible impairment tests as of December 31, 2013. For more details, see Note 7, Goodwill and Other Intangible Assets.

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

Level 1:	Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3:	Valuations for assets and liabilities include certain unobservable inputs in the assumptions and projections used in determining the fair value assigned to such assets or liabilities.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation methodologies used for the Company's financial instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth in the tables below.

	As of December 31, 2013		Fair Value Measurements
	Carrying	Fair	As of December 31, 2013
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$10,315	$10,315	$10,315	$—	$—
Money market funds	35,324	35,324	35,324	—	—
	$45,639	$45,639	$45,639	$—	$—
Marketable securities:
Money market funds	$48	$48	$48	$—	$—
Mutual funds	55	55	55	—	—
U.S. Treasury securities	1,730	1,730	1,730	—	—
Government agency securities	382	382	382	—	—
	$2,215	$2,215	$2,215	$—	$—

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	As of December 31, 2012		Fair Value Measurements
	Carrying	Fair	As of December 31, 2012
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$10,956	$10,956	$10,956	$—	$—
Money market funds	41,827	41,827	41,827	—	—
	$52,783	$52,783	$52,783	$—	$—
Marketable securities:
Money market funds	$48	$48	$48	$—	$—
Mutual funds	44	44	44	—	—
U.S. Treasury securities	2,450	2,450	2,450	—	—
Government agency securities	1,270	1,270	1,270	—	—
	$3,812	$3,812	$3,812	$—	$—

The fair value of marketable securities is valued using market prices in active markets (level 1).  As of December 31, 2013 and 2012, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

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

A review of Group DCA's historic, current and forecasted operating results as of December 31, 2013 indicated that the carrying amount of the Company's goodwill and indefinite-lived intangible assets is recoverable from the sum of future discounted cash flows. As of December 31, 2013, no further testing was necessary.
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

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Available-for-sale securities are carried at fair value with the unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on available-for-sale securities are computed based upon specific identification and included in other income (expense), net in the consolidated statements of comprehensive loss.  Declines in value judged to be other than-temporary on available-for-sale securities are recorded as realized in other income (expense), net in the consolidated statements of comprehensive loss and the cost basis of the security is reduced. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost which approximates fair value.  Interest income is accrued as earned.  Realized gains and losses on held-to-maturity investments are computed based upon specific identification and included in interest income, net in the consolidated statements of comprehensive loss.  The Company does not have any investments classified as trading.

Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  At December 31, 2013 and 2012, the carrying value of available-for-sale securities was approximately $103,000 and $92,000, respectively, which are included in short-term investments.  The available-for-sale securities at December 31, 2013 and 2012 were approximately $48,000 in money market accounts for both periods, and approximately $55,000 and $44,000, respectively, in mutual funds.  At December 31, 2013, accumulated other comprehensive income included gross unrealized holding gains of approximately $16,000 and no gross unrealized holding losses.  At December 31, 2012, accumulated other comprehensive income (loss) included gross unrealized holding gains of approximately $11,000 and no gross unrealized holding losses.  During the years ended December 31, 2013 and 2012, other income, net included no gross realized losses or realized gains.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and are maintained in separate accounts to support the Company’s letters-of-credit.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  The Company had standby letters-of-credit of approximately $2.0 million and $2.6 million at December 31, 2013 and 2012, respectively, as collateral for its existing insurance policies and facility leases.

At December 31, 2013 and 2012, held-to-maturity investments included:

		Maturing			Maturing
	December 31, 2013	within 1 year	after 1 year through 3 years	December 31, 2012	within 1 year	after 1 year through 3 years
Cash/money market funds	$116	$116	$—	$76	$76	$—
US Treasury securities	1,730	1,360	370	2,450	1,051	1,399
Government agency securities	382	382	—	1,270	881	389
Total	$2,228	$1,858	$370	$3,796	$2,008	$1,788
At December 31, 2013 and December 31, 2012, held-to-maturity investments were recorded in the following accounts:

	December 31, 2013	December 31, 2012
Other current assets	$1,858	$2,008
Other long-term assets	370	1,788
Total	$2,228	$3,796

6.    Property and Equipment

Property and equipment consisted of the following as of December 31, 2013 and 2012:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	December 31,
	2013	2012
Furniture and fixtures	$3,697	$3,613
Office equipment	1,187	1,282
Computer equipment	6,635	6,760
Internal-use software	11,442	11,138
External-use software	1,105	—
Leasehold improvements	7,121	7,128
	31,187	29,921
Less accumulated depreciation	(28,398)	(27,525)
	$2,789	$2,396

Depreciation expense was approximately $1.4 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively.  Included in depreciation expense is amortization expense for internal-use software costs of approximately $0.2 million and $0.3 million in the years ended December 31, 2013 and 2012, respectively. Included in depreciation expense is amortization expense for external-use software costs of approximately $0.1 million in the year ended December 31, 2013.  As of December 31, 2013 and 2012, the unamortized balance of capitalized internal-use software was $0.7 million and $0.4 million, respectively. As of December 31, 2013, the unamortized balance of capitalized external-use software was $1.0 million.

During the year ended December 31, 2012, the Company recorded a non-cash charge of less than $0.1 million for furniture and leasehold improvements related to the downsizing of the Group DCA facility in Parsippany, NJ.

7.	Goodwill and Other Intangible Assets

Goodwill recorded as of December 31, 2013 and 2012 is attributable to the 2010 acquisition of Group DCA. The Company's management did not identify impairment during its annual impairment testing of goodwill as of December 31, 2013. During the Company's annual impairment testing of goodwill and indefinite-lived intangible assets as of December 31, 2012, management identified a potential impairment as a result of a "step 1" discounted cash flow analysis.

Goodwill
During the Company’s annual goodwill impairment test performed as of December 31, 2012, management determined that the fair value of the Group DCA reporting unit was below its carrying value including goodwill, and accordingly, the Company calculated and recognized a $16.4 million goodwill impairment charge within asset impairment in the consolidated statement of comprehensive loss. As of December 31, 2013 and 2012, the balance of goodwill was $2.5 million. The Company had not recorded an impairment charge of Group DCA's goodwill prior or subsequent to December 31, 2012.
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
There was no amortization expense for the year ended December 31, 2013. Amortization expense related to continuing operations was approximately $0.9 million for the year ended December 31, 2012. There is no estimated future amortization expense.

8.	Retirement Plans

The Company offers an employee 401(k) saving plan.  Under the PDI, Inc. 401(k) Plan, employees may contribute up to 25% of their pre- or post-tax base compensation.  Effective January 1, 2004, the Company began offering a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%.  Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock.  The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2013 and December 31, 2012 was approximately $0.7 million and $0.8 million, respectively.

9. Accrued Expenses and Long-Term Liabilities
Other accrued expenses consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Accrued pass-through costs	$2,089	$3,729
Accrued reorganization expense	997	1,495
Self insurance accruals	1,020	900
Indemnification liability	875	875
All others	5,047	4,828
	$10,028	$11,827

Long-term liabilities consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Rent payable	$969	$1,533
Uncertain tax positions	3,109	2,967
Restructuring	965	1,785
Other	142	142
	$5,185	$6,427

10.	Commitments and Contingencies

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations.  Total expense under these agreements for the years ended December 31, 2013 and 2012 was approximately $4.9 million and $3.0 million, respectively, of which $4.1 million and $2.4 million, respectively, related to automobiles leased for use by employees for a lease term of one year from the date of delivery with the option to renew.

Under the Company's two collaboration arrangements it has committed to spend up to $1.0 million in the aggregate as part of phase one collaboration efforts. If the Company moves forward to phase two of the collaboration arrangement with Transgenomic, Inc. (Transgenomic) it may provide Transgenomic with funding support of up to $3.0 million, principally to mitigate working capital requirements. In addition, if the Company moves forward into phase two of the collaboration agreement with the Diagnostics Company, and all milestone are achieved at their maximum levels, the Company could pay up to $6.0 million to the Diagnostics Company.

As of December 31, 2013, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations (1)	$666	$319	$343	$4	$—
Operating lease obligations:
Minimum lease payments	10,563	4,547	5,731	285	—
Less minimum sublease rentals (2)	(5,728)	(2,506)	(3,222)	—	—
Net minimum lease payments	4,835	2,041	2,509	285	—
Total	$5,501	$2,360	$2,852	$289	$—

(1) Amounts represent contractual obligations related to software license contracts, office equipment and contracts for software systems.

(2) As of December 31, 2013, the Company has entered into various sublease agreements for all of the office space at the Saddle River, New Jersey facility, the Dresher, Pennsylvania facility, and the Schaumburg, Illinois facility. These subleases will provide aggregated lease income of approximately $3.7 million, $1.9 million and $0.1 million, respectively, over the remaining lease periods.

Letters of Credit

As of December 31, 2013, the Company had $2.0 million in letters of credit outstanding as required by its existing insurance policies and its facility leases. As discussed in Note 5, Investments in Marketable Securities these letters of credit are collateralized by certain investments.

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

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of December 31, 2013 and 2012, the Company's accrual for litigation and threatened litigation was not material to the consolidated financial statements.

11.	Preferred Stock

The board of directors of PDI (Board) is authorized to issue, from time-to-time, up to 5,000,000 shares of preferred stock in one or more series.  The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series.  As of December 31, 2013 and 2012, there were no issued and outstanding shares of preferred stock.

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

The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs granted during the years ended December 31, 2013 and 2012.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Risk-free interest rate	0.33%	0.31%
Expected life	3.5	3.5
Expected volatility	49.80%	57.62%

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

Historically, stock options were generally granted with an exercise price equal to the market value of the common stock on the date of grant, expired 10 years from the date they are granted, and generally vested over a two-year period for members of the Board of Directors and a three-year period for employees.  Upon exercise, new shares are issued by the Company.  The Company has not granted stock options since 2005.  SARs are generally granted with a grant price equal to the market value of the common stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant.  The restricted shares and restricted stock units granted to employees generally have a three year cliff vesting period and are subject to accelerated vesting and forfeiture under certain circumstances. Restricted shares and restricted stock units granted to board members generally have a three year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances.

In November 2008, the Company’s chief executive officer was granted 140,000 restricted stock units and 280,000 performance contingent SARs.  The restricted stock units vested into shares of the Company’s common stock, in five equal installments, with the initial 20% of the units vesting immediately on the grant date and an additional 20% of the units vesting on each anniversary of the grant date over a four year period.  The performance contingent SARs have an exercise price of $4.28, a seven year term to expiration, and a weighted-average fair value of $0.86.  The fair value estimate of the performance contingent SARs was calculated using a Monte Carlo Simulation model.  The performance contingent SARs are subject to the same time-based vesting schedule as the restricted stock units, but will not vest unless and until certain additional, performance-based conditions are satisfied: (1) with respect to the initial 94,000 performance contingent SARs, the closing price of the Company’s common stock is at least $10.00 per share for 60 consecutive trading days anytime within five years from the grant date; (2) with respect to the next 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $15.00 per share for 60 consecutive trading days anytime within five years from the grant date; and (3) with respect to the final 93,000 performance contingent SARs, the closing price of the Company’s common stock is at least $20.00 per share for 60 consecutive trading days anytime within five years from the grant date.  Vesting of the performance contingent SARs granted to the CEO is contingent upon achievement of certain stock prices; these stock prices represent premiums in excess of 25% to the closing stock price of the Company’s common stock on the date of grant.  During the first quarter of 2011, the Company, with the approval of the Compensation Committee, modified the performance-based vesting conditions of all performance contingent SARS.  The modified terms of the grant change the “60 consecutive trading days” disclosed above to “an average of 60 consecutive trading days.” As of December 31, 2013, all of the performance contingent SARs expired.

The weighted-average fair value of non-performance based SARs granted during the year ended December 31, 2013 was estimated to be $1.97. The weighted-average fair value of non-performance based SARs granted during the year ended December 31, 2012 was estimated to be $2.71.  There were 13,183 SARs exercised in 2013 with a weighted-average grant price of $5.90 and there were 38,169 SARs exercised in 2012 with a weighted-average grant price of $5.44. Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

As of December 31, 2013, there was $1.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs and restricted stock that are expected to be recognized over a weighted-average period of approximately 1.5 years.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The impact of stock options, SARs, performance shares, RSUs and restricted stock on net loss for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Stock options and SARs	$454	$349
Performance awards	—	115
RSUs and restricted stock	1,269	1,327
Total stock-based compensation expense	$1,723	$1,791

A summary of stock option and SARs activity for the year ended December 31, 2013, and changes during such year, is presented below:

	Shares	Average Grant Price	Remaining Contractual Period (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	880,601	$6.37	2.91	$1,700
Granted	396,760	$5.44	2.02	$—
Exercised	(13,183)	$5.90
Forfeited or expired	(425,635)	$5.22
Outstanding at December 31, 2013	838,543	$6.52	3.08	$148
Exercisable at December 31, 2013	290,061	$7.90	1.57	$—
Vested and expected to vest	798,816	$6.55	3.05	$—

A summary of the status of the Company’s nonvested SARs for the year ended December 31, 2013, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2013	677,911	$1.89
Granted	396,760	$1.97
Vested	(160,647)	$2.47
Forfeited	(369,451)	$0.61
Nonvested at December 31, 2013	544,573	$2.20

The aggregate fair value of SARs vested during the years ended December 31, 2013 and 2012 was $0.4 million and $0.2 million, respectively. The weighted-average grant date fair value of SARs vested during the year ended December 31, 2012 was $2.04.

A summary of the Company’s nonvested shares of restricted stock and restricted stock units for the year ended December 31, 2013, and changes during such year, is presented below:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested at January 1, 2013	553,097	$7.60	1.40	$4,204
Granted	248,473	$5.10	2.73	$1,195
Vested	(160,762)	$6.74
Forfeited	(59,099)	$7.41
Nonvested at December 31, 2013	581,709	$4.81	1.44	$2,660

The aggregate fair value of restricted stock and restricted stock units vested during each of the years ended December 31, 2013 and 2012 was $1.1 million and $0.8 million, respectively. The weighted-average grant date fair value of restricted stock and restricted stock units vested during the year ended December 31, 2012 was $5.53.

13.   Significant Customers

During the years ended December 31, 2013 and 2012, the Company had several significant customers for which it provided services under specific contractual arrangements.  The following sets forth the net revenue generated by customers who accounted for more than 10% of the Company's revenue from continuing operations during each of the periods presented.

	Years Ended December 31,
Customer	2013	2012
A	$71,621	$34,401
B	$—	$19,464
C	$—	$15,046
D	$—	$17,690
E	$29,454	$—

The Company recorded revenue from significant customers in its Sales Services segment from Customers A and E in 2013 and Customers A through C in 2012.  The Company recorded revenue from significant customers in its Marketing Services segment from Customers A and E in 2013 and Customers A through D in 2012. The Company recorded revenue from Customer D in 2012 in its PC Services segment. For the years ended December 31, 2013 and 2012, the Company’s two and four largest customers, each representing 10% or more of its revenue, accounted for, in the aggregate, approximately 66.8% and 68.2%, respectively, of its revenue from continuing operations.  At December 31, 2013 and 2012, the Company’s two and four largest customers represented 85% and 61%, respectively, of the aggregate of its outstanding accounts receivable and unbilled receivable balances.

The following sets forth the customers who accounted for more than 10% of the Company's accounts receivable and unbilled receivable balances as of December 31, 2013 and 2012.

	Years Ended December 31,
Customer	2013	2012
A	$9,153	$5,301
C	$—	$1,984
F	$—	$1,447

14.	Facilities Realignment

Saddle River, New Jersey Facility

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
As of December 31, 2013, all of the space in Dresher, Pennsylvania has been subleased.  These subleases run through the end of the facility's lease term, November 2016.
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

There were no significant facility realignment charges during the year ended December 31, 2013. A summary of the significant components of the facility realignment charges for the year ended December 31, 2012 by segment is as follows:

	Sales	Marketing	Discontinued
2012	Services	Services	Operations	Total
Facility lease obligations	$—	$637	$78	$715
Asset impairments	—	69	—	69
Related charges	—	—	—	—
Total facility realignment charge	$—	$706	$78	$784

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The following table presents a reconciliation of the restructuring charges during the years ended December 31, 2013 and 2012 to the balances as of December 31, 2013 and 2012, which is included in other accrued expenses ($1.0 million and $1.5 million, respectively) and in long-term liabilities ($1.0 million and $1.8 million, respectively):

	Sales Services	Marketing Services	Discontinued Operations	Total
Balance as of January 1, 2012	$3,417	$—	$1,072	$4,489
Accretion	112	—	30	142
Adjustments	—	637	78	715
Payments	(1,502)	—	(565)	(2,067)
Balance as of December 31, 2012	2,027	637	615	3,279
Accretion	112	—	30	142
Adjustments	—	—	—	—
Payments	(1,014)	(179)	(266)	(1,459)
Balance as of December 31, 2013	$1,125	$458	$379	$1,962

15.	Income Taxes

The provision for or benefit from income taxes on continuing operations for the years ended December 31, 2013 and 2012 is comprised of the following:

	2013	2012
Current:
Federal	$—	$—
State	180	270
Total current	180	270
Deferred:
Federal	—	(53)
State	—	(9)
Total deferred	—	(62)
Provision for income taxes	$180	$208

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment.  As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2013 as the Company believes that it is more likely than not that these assets will not be realized. The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2013 and 2012 are as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	2013	2012
Current deferred tax assets (liabilities)
included in other current assets:
Allowances and reserves	$1,217	$1,742
Compensation	4,010	3,382
Valuation allowance on deferred tax assets	(5,227)	(5,124)
	—	—
Noncurrent deferred tax assets (liabilities)
included in other long-term assets:
State net operating loss carryforwards	4,774	4,103
Federal net operating loss carryforwards	31,253	28,615
State taxes	1,124	1,123
Self insurance and other reserves	294	338
Property, plant and equipment	2,196	2,294
Intangible assets	8,269	9,249
Other reserves - restructuring	391	410
Compensation	—	31
Deferred revenue	6	226
Valuation allowance on deferred tax assets	(48,307)	(46,389)
	—	—
Net deferred tax liability	$—	$—

Federal tax attribute carryforwards at December 31, 2013, consist primarily of approximately $89.7 million of federal net operating losses.  In addition, the Company has approximately $90.1 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they begin to expire in 2027, and current state net operating losses not utilized begin to expire this year.

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate from continuing operations is as follows:

	2013	2012
Federal statutory rate	35.0%	35.0%
State income tax rate, net of Federal tax benefit	0.3%	2.5%
Meals and entertainment	(2.3)%	—%
Valuation allowance	(35.9)%	(38.1)%
Other non-deductible	(1.3)%	(0.4)%
Other taxes	—%	0.2%
Net change in Federal and state reserves	—%	—%
Effective tax rate	(4.2)%	(0.8)%

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2013:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Unrecognized
Tax Benefits
Balance of unrecognized benefits as of January 1, 2011	$1,117
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Balance as of December 31, 2012	$1,117
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Balance as of December 31, 2013	$1,117

As of December 31, 2013 and 2012, the total amount of gross unrecognized tax benefits was $1.1 million in each year.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2013 and 2012 was $1.1 million in each year.

The Company recognized interest and penalties of $0.2 million related to uncertain tax positions in income tax expense during each of the years ended December 31, 2013 and 2012, respectively.  At December 31, 2013 and 2012, accrued interest and penalties, net were $2.1 million and $1.9 million, respectively.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions.  The following tax years remain subject to examination as of December 31, 2013:

Jurisdiction	Tax Years
Federal	2009- 2013
State and Local	2007 - 2013

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. There were no examinations in process by the Internal Revenue Service as of December 31, 2013. In 2014, the Company was selected for examination by the Internal Revenue Service for the tax periods ending December 31, 2012 and December 31, 2011.

16.	Historical Basic and Diluted Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2013 and 2012 is as follows:

	Years Ended December 31,
	2013	2012
Basic weighted average number of common shares	14,718	14,585
Potential dilutive effect of stock-based awards	—	—
Diluted weighted average number of common shares	14,718	14,585

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012
Options	42,500	51,000
Stock-settled stock appreciation rights (SARs)	796,043	549,601
Restricted stock and restricted stock units (RSUs)	581,709	553,097
Performance contingent SARs	—	280,000
	1,420,252	1,433,698

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

PC Services segment – includes the Company's Interpace BioPharma business unit and expenditures related to the collaboration arrangements for molecular diagnostic tests. Interpace BioPharma provides biopharmaceutical clients with full-service product commercialization solutions. These services include product distribution, product detailing, full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. Expenses under the Company's collaboration arrangements include: consulting fees; legal fees; and personnel costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, managers and professional staff that are directly responsible for executing the collaboration arrangements.

	Sales Services	Marketing Services	PC Services	Consolidated
For the year ended December 31, 2013:
Revenue	$133,968	$4,569	$12,305	$150,842
Operating (loss) income	$(1,753)	$(4,390)	$1,866	$(4,277)
Capital expenditures	$712	$1,106	$—	$1,818
Depreciation expense	$1,063	$292	$70	$1,425
Total assets	$60,264	$5,284	$3,516	$69,064
For the year ended December 31, 2012:
Revenue	$99,206	$10,127	$17,566	$126,899
Operating (loss) income	$(930)	$(27,465)	$3,163	$(25,232)
Capital expenditures	$1,064	$48	$—	$1,112
Depreciation expense	$808	$253	$70	$1,131
Total assets	$64,741	$6,125	$7,581	$78,447

18.	Investment in Non-Controlled Entity and Other Arrangements
In August 2013, PDI entered into phase one of a collaboration agreement with a privately held molecular diagnostics company (the Diagnostics Company) to commercialize its fully-developed, molecular diagnostic tests. Under the terms of phase one of the collaboration agreement, PDI paid an initial fee of $1.5 million and has the ability to enter the second phase of the collaboration agreement in the form of a call option to purchase the outstanding common stock of the Diagnostics Company. The Company also has the option to contribute an additional $0.5 million for mutually agreed upon activities in furtherance of collaboration efforts. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6.0 million if all milestones are achieved at their maximum levels. PDI can terminate the collaboration agreement if all milestones are not achieved by August 2014 and would receive a $1.0 million termination fee, leaving the Company with a maximum exposure of $0.5 million plus amounts contributed in furtherance of collaboration efforts. If all milestones are achieved by August 2014 and PDI has not exercised its option, the Diagnostics Company can require PDI to exercise the option to purchase its outstanding common stock or terminate the collaboration agreement and pay PDI a termination fee of approximately $2.0 million. If PDI purchases the outstanding common stock of the Diagnostics Company, in addition to the option price based on the achievement of milestones, beginning in 2015, PDI would pay a royalty of 7% on annual net revenue up to $50.0 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100.0 million.

PDI has recorded the initial fee as an investment in a non-controlled entity within Other current assets in the Consolidated Balance Sheets in accordance with ASC 325-20 Investments Other - Cost Method Investments.

Other Arrangements

In October 2013, the Company entered into phase one of a collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic, in the United States. Under the terms of the strategic collaboration agreement, PDI will be responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic will be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties will pay their respective expenses and will split profit on a formula basis. If the Company moves to the second phase of the collaboration agreement, PDI may provide Transgenomic with funding support of up to $3.0 million, principally to finance working capital requirements for the product. Through December 31, 2013, the Company has not provided any funding to Transgenomic.

PDI's costs related to both of these agreements are expensed in the Company's PC Services segment and reflected in Cost of sales or Selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss, depending upon the underlying nature of the expenses incurred.

19. Discontinued Operations

On December 29, 2011 the Company entered into an agreement to sell certain assets of our Pharmakon business unit to Informed Medical Communications, Inc. (“Informed”) in exchange for potential future royalty payments and an ownership interest in Informed. In the fourth quarter of 2012, the Company wrote-off all of the assets related to the sale of Pharmakon to Informed as it believes that these assets have become impaired. The write-offs, totaling $0.7 million, are reflected in asset impairments in the 2012 Consolidated Statement of Comprehensive Loss. On July 19, 2010, the Board approved closing the TVG business unit. The Company notified employees and issued a press release announcing this decision on July 20, 2010. The Consolidated Statements of Comprehensive Loss reflect the presentation of Pharmakon and TVG as discontinued operations in all periods presented.

A rollforward of the liabilities recognized in the consolidated balance sheet as of December 31, 2013 and December 31, 2012 is as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Accrued liability as of January 1, 2012	$1,120
Add: Costs incurred, excluding non-cash charges	—
Less: Cash payments	(1,115)
Accrued liability as of December 31, 2012 (1)	$5
Add: Costs incurred, excluding non-cash charges	—
Less: Cash payments	(5)
Accrued liability as of December 31, 2013	$—

(1)	Accrued liability at December 31, 2012 consists of Pharmakon employee severance costs.

The table below presents the significant components of Pharmakon's and TVG’s results included in Loss from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive loss for the years ended December 31, 2013 and 2012.

	For the Years Ended December 31,
	2013	2012
Revenue, net	$—	$—

Loss from discontinued operations, before income tax	(44)	(51)
Income tax expense	5	8
Loss from discontinued operations, net of tax	$(49)	$(59)

The major classes of assets and liabilities included in the consolidated balance sheets for Pharmakon and TVG as of December 31, 2013 and December 31, 2012 are as follows:

	December 31,
	2013	2012
Current assets	$—	$14
Non-current assets	150	150
Total assets	$150	$164
Current liabilities	$405	$368
Non-current liabilities	619	1,006
Total liabilities	$1,024	$1,374

20.  Related Party Transactions

John P. Dugan

The Company entered into a consulting agreement (the “Agreement”) with its founder and former Chairman of the Board, John P. Dugan. Mr. Dugan, who retired from the Board effective June 3, 2010, is the Company’s largest stockholder beneficially owning approximately 32% of the outstanding common stock of PDI as of December 31, 2013.

The Agreement was executed on August 2, 2010 with an effective date of July 1, 2010, and shall continue for a period of thirty-six months.  Pursuant to the Agreement, Mr. Dugan will provide consulting services to PDI including, but not limited to, corporate strategy, communications and other general advice upon request of the Company’s Chief Executive Officer or the Board for a consulting fee of $12,500 per month over the term of the Agreement.   The Agreement is terminable by the Company upon thirty days prior written notice to Mr. Dugan, and terminable by Mr. Dugan upon ten days prior written notice to the Company. The Agreement also contains certain confidentiality clauses as well as a non-compete clause that continues for a period of two years after the termination of the Agreement. Mr. Dugan was paid $75,000 and $150,000 for the years

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

ended December 31, 2013 and December 31, 2012, respectively, in his role as a consultant. The Agreement expired June 30, 2013.

PDI INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Balance at	Additions		Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	and Other (1)	of Period
2013
Allowance for doubtful accounts	$—	9	—	$9
Allowance for doubtful notes	$1,040	—	—	$1,040
Tax valuation allowance	$51,552	—	1,982	$53,534
2012
Allowance for doubtful accounts	$—	—	—	$—
Allowance for doubtful notes	$778	262	—	$1,040
Tax valuation allowance	$42,786	—	8,766	$51,552

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated By-Laws of PDI, Inc.

10.26*	Stock Appreciation Rights for Nancy Lurker

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes compensatory plan, compensation arrangement or management contract.