Form 10-Q
period 2014-03-31
PDI INC
filed 2014-05-08
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 2, 2014
Common stock, $0.01 par value	15,322,318

PDI, Inc.
Form 10-Q for Period Ended March 31, 2014

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,878	$45,639
Short-term investments	103	103
Accounts receivable, net	8,471	2,422
Unbilled costs and accrued profits on contracts in progress	5,558	7,982
Other current assets	6,999	6,563
Total current assets	59,009	62,709
Property and equipment, net	2,846	2,789
Goodwill	2,523	2,523
Other long-term assets	1,004	1,043
Total assets	$65,382	$69,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,493	$2,350
Unearned contract revenue	8,785	9,379
Accrued salary and bonus	7,163	9,643
Other accrued expenses	10,863	10,028
Total current liabilities	29,304	31,400
Long-term liabilities	4,736	5,185
Total liabilities	34,040	36,585

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized
16,512,332 and 16,316,169 shares issued, respectively;
15,322,318 and 15,169,898 shares outstanding, respectively	165	163
Additional paid-in capital	130,917	130,229
Accumulated deficit	(85,435)	(83,823)
Accumulated other comprehensive income	16	16
Treasury stock, at cost (1,190,014 and 1,146,271 shares, respectively)	(14,321)	(14,106)
Total stockholders' equity	31,342	32,479
Total liabilities and stockholders' equity	$65,382	$69,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except for per share data)

	Three Months Ended
	March 31,
	2014	2013

Revenue, net	$32,778	$42,923
Cost of services	27,669	34,450
Gross profit	5,109	8,473

Compensation expense	3,541	4,155
Other selling, general and administrative expenses	3,065	2,065
Total operating expenses	6,606	6,220
Operating (loss) income	(1,497)	2,253
Other expense, net	(17)	(9)
(Loss) income from continuing operations before income tax	(1,514)	2,244
Provision for income tax	66	64
(Loss) income from continuing operations	(1,580)	2,180
Loss from discontinued operations, net of tax	(32)	(54)
Net (loss) income	$(1,612)	$2,126

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities, net	—	—
Comprehensive income (loss)	$(1,612)	$2,126

Basic (loss) income per share of common stock from:
Continuing operations	$(0.11)	$0.15
Discontinued operations	—	(0.01)
Net (loss) income per basic share of common stock	$(0.11)	$0.14

Diluted (loss) income per share of common stock from:
Continuing operations	$(0.11)	$0.14
Discontinued operations	—	—
Net (loss) income per diluted share of common stock	$(0.11)	$0.14

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,760	14,983
Diluted	14,760	15,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities
Net (loss) income	$(1,612)	$2,126
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	457	288
Realignment accrual accretion	35	35
Stock-based compensation	690	351
Other changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,049)	1,140
Decrease (increase) in unbilled costs	2,424	(5,113)
Decrease in other current assets	32	330
Decrease in other long-term assets	140	—
Increase in accounts payable	143	690
Decrease in unearned contract revenue	(594)	(626)
(Decrease) increase in accrued salaries and bonus	(2,480)	1,143
Increase in other accrued expenses	835	1,128
Decrease in long-term liabilities	(484)	(270)
Net cash (used in) provided by operating activities	(6,463)	1,222

Cash Flows From Investing Activities
Purchase of property and equipment	(514)	(445)
Loan to Diagnostics Company	(569)	—
Net cash used in investing activities	(1,083)	(445)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(215)	(227)
Net cash used in financing activities	(215)	(227)

Net (decrease) increase in cash and cash equivalents	(7,761)	550
Cash and cash equivalents – beginning	45,639	52,783
Cash and cash equivalents – ending	$37,878	$53,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (SEC) on March 6, 2014.  The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted (loss) income per share for the three-month periods ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31,
	2014	2013
Basic weighted average number of common shares	14,760	14,983
Dilutive effect of stock-based awards	—	91
Diluted weighted average number of common shares	14,760	15,074
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Options	43	50
Stock-settled stock appreciation rights (SARs)	1,238	314
Restricted stock/units	754	91
Market contingent SARs	188	280
	2,223	735
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results. At March 31, 2014, no indicators of impairment were identified.

3.	INVESTMENTS IN MARKETABLE SECURITIES
Available-for-sale securities are carried at fair value with the unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on available-for-sale securities are computed based upon specific identification and included in other income (expense), net in the consolidated statement of operations.  Declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income (expense), net in the consolidated statement of operations and the cost basis of the security is reduced. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost which approximates fair value.  Interest income is accrued as earned.  Realized gains and losses on held-to-maturity investments are computed based upon specific identification and included in other income (expense), net in the condensed consolidated statement of comprehensive (loss) income.  The Company does not have any investments classified as trading.
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of both March 31, 2014 and December 31, 2013, the carrying value of available-for-sale securities was approximately $103,000 and is included in short-term investments.  Available-for-sale securities as of both March 31, 2014 and December 31, 2013 consisted of approximately $55,000 in mutual funds and approximately $48,000 in money market accounts.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $2.0 million as of both March 31, 2014 and December 31, 2013, as collateral for its existing insurance policies and facility leases.
At March 31, 2014 and December 31, 2013, held-to-maturity investments included the following:

		Maturing			Maturing
	March 31, 2014	within 1 year	after 1 year through 3 years	December 31, 2013	within 1 year	after 1 year through 3 years
Cash/money accounts	$135	$135	$—	$116	$116	$—
US Treasury securities	1,477	636	841	1,730	1,360	370
Government agency securities	623	476	147	382	382	—
Total	$2,235	$1,247	$988	$2,228	$1,858	$370
At March 31, 2014 and December 31, 2013, held-to-maturity investments were recorded in the following accounts:

	March 31, 2014	December 31, 2013
Other current assets	$1,247	$1,858
Other long-term assets	988	370
Total	$2,235	$2,228

4.	GOODWILL
Goodwill recorded as of March 31, 2014 is attributable to the 2010 acquisition of Group DCA.  As of March 31, 2014 and December 31, 2013, the carrying amount of goodwill for Group DCA was $2.5 million.

5.	FACILITIES REALIGNMENT
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2013 to March 31, 2014, of which approximately $1.1 million is included in other accrued expenses and $0.6 million is included in long-term liabilities as of March 31, 2014. The Company recognizes accretion expense in Other expense, net in the Condensed Consolidated Statement of Comprehensive (Loss) Income.

	Sales Services	Marketing Services	Discontinued Operations	Total
Balance as of December 31, 2013	$1,125	$458	$379	$1,962
Accretion	27	—	8	35
Adjustments	—	(16)	—	(16)
Payments	(168)	(36)	(53)	(257)
Balance as of March 31, 2014	$984	$406	$334	$1,724

6.	FAIR VALUE MEASUREMENTS
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

	As of March 31, 2014		Fair Value Measurements
	Carrying	Fair	As of March 31, 2014
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$8,557	$8,557	$8,557	$—	$—
Money Market Funds	29,321	29,321	29,321	—	—
Total	$37,878	$37,878	$37,878	$—	$—

Marketable securities:
Money Market Funds	$48	$48	$48	$—	$—
Mutual Funds	55	55	55	—	—
U.S. Treasury securities	1,477	1,477	1,477	—	—
Government agency securities	623	623	623	—	—
Total	$2,203	$2,203	$2,203	$—	$—

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of March 31, 2014, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Letters of Credit
As of March 31, 2014, the Company had outstanding letters of credit of $2.0 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
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
The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of March 31, 2014, the Company's accrual for litigation and threatened litigation was not material to the consolidated financial statements.

8.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES
Other accrued expenses consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Accrued pass-through costs	$2,397	$2,089
Accrued reorganization expense	1,124	997
Self insurance accruals	496	1,020
Indemnification liability	875	875
All others	5,971	5,047
	$10,863	$10,028

Long-term liabilities consisted of the following as of March 31, 2014 and December 31, 2013:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Rent payable	$846	$969
Uncertain tax positions	3,148	3,109
Restructuring	600	965
Other	142	142
	$4,736	$5,185

9.	STOCK-BASED COMPENSATION
In February 2014, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee of the Board (the Compensation Committee) approved grants of restricted stock to certain executive officers and members of senior management of the Company. The full Board approved the portion of these grants made to the Company’s Chief Executive Officer.  As part of the Company's 2013 long-term incentive plan, these grants aggregated 173,990 shares of restricted stock issued with a weighted average grant date fair value of $5.12 per share and 489,846 SARs with a weighted average grant date fair value of $1.82.
The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-market based SARs awards granted during the three-month period ended March 31, 2014:

Three Months Ended
March 31, 2014
Risk-free interest rate	0.69%
Expected life	3.5 years
Expected volatility	48.01%
Dividend yield	—%
The Company did not issue any SARs during the three months ended March 31, 2013. In February 2014, the Company’s chief executive officer was granted 188,165 market contingent SARs.  The market contingent SARs have an exercise price of $5.10, a five year term to expiration, and a weighted-average fair value of $1.87.  The fair value estimate of the market contingent SARs was calculated using a Monte Carlo Simulation model.  The market contingent SARs are subject to a time-based vesting schedule, but will not vest unless and until certain additional, market-based conditions are satisfied: (1) with respect to the initial 36,496 market contingent SARs, which vest on a time-based schedule on the first anniversary of the date of grant, the closing price of the Company’s common stock is at least $7.65 per share for the average of 60 consecutive trading days anytime within five years from the grant date; (2) with respect to the next 64,460 market contingent SARs, which vest on a time-based schedule on the second anniversary of the date of grant, the closing price of the Company’s common stock is at least $10.20 per share for the average of 60 consecutive trading days anytime within five years from the grant date; and (3) with respect to the final 87,209 market contingent SARs, which vest on a time-based schedule on the third anniversary of the date of grant, the closing price of the Company’s common stock is at least $15.30 per share for the average of 60 consecutive trading days anytime within five years from the grant date.  These stock prices represent premiums in excess of at least 50% of the closing stock price of the Company’s common stock on the date of grant.
The Company recognized $0.7 million and $0.4 million of stock-based compensation expense during each of the three-month periods ended March 31, 2014 and 2013, respectively.

10.	INCOME TAXES

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on (loss) income from continuing operations and the effective tax rate for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Provision for income tax	$66	$64
Effective income tax rate	(4.4)%	2.9%
Income tax expense for each of the three-month periods ended March 31, 2014 and 2013 was primarily due to state taxes.

11.	SEGMENT INFORMATION
The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013.  Corporate charges are allocated to each of the reporting segments on the basis of total salary expense. Corporate charges include corporate headquarters costs and certain depreciation expenses. Certain corporate capital expenditures have not been allocated from the Sales Services segment to the other reporting segments since it is impracticable to do so.

	Sales Services	Marketing Services	Product Commercialization Services	Consolidated
Three months ended March 31, 2014:
Revenue	$28,795	$1,003	$2,980	$32,778
Operating income (loss)	$50	$(1,323)	$(224)	$(1,497)
Capital expenditures	$514	$—	$—	$514
Depreciation expense	$207	$229	$21	$457

Three months ended March 31, 2013:
Revenue	$38,225	$1,541	$3,157	$42,923
Operating income (loss)	$2,364	$(683)	$572	$2,253
Capital expenditures	$169	$276	$—	$445
Depreciation expense	$234	$51	$3	$288

12.	DISCONTINUED OPERATIONS
On December 29, 2011 the Company entered into an agreement to sell certain assets of our Pharmakon business unit to Informed Medical Communications, Inc. (“Informed”) in exchange for potential future royalty payments and an ownership interest in Informed. In the fourth quarter of 2012, the Company wrote-off all of the assets related to the sale of Pharmakon to Informed as it believes that these assets have become impaired. On July 19, 2010, the Board approved closing the TVG business unit. The Company notified employees and issued a press release announcing this decision on July 20, 2010. The Consolidated Statements of Comprehensive Loss (Income) reflect the presentation of Pharmakon and TVG as discontinued operations in all periods presented.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The table below presents the significant components of Pharmakon's and TVG’s results included in Loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
Revenue, net	$—	$—
Loss from discontinued operations, before income tax	(31)	(53)
Provision for income tax	1	1
Loss from discontinued operations, net of tax	$(32)	$(54)
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for TVG and Pharmakon as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Current assets	$—	$—
Non-current assets	150	150
Total assets	$150	$150
Current liabilities	$424	$405
Non-current liabilities	540	619
Total liabilities	$964	$1,024

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

13.	INVESTMENT IN NON-CONTROLLED ENTITY AND OTHER ARRANGEMENTS
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

During the period ended March 31, 2014, PDI loaned the Diagnostics Company approximately $0.6 million for the acquisition of a CLIA approved lab bearing a 4% interest rate. This loan is secured by the lab and the assets of the lab and is payable to PDI at the sooner of: May 31, 2015; the expiration or termination of the collaboration agreement between the parties; the acquisition of the Diagnostics Company by PDI; or default by the Diagnostics Company. PDI has recorded the loan receivable within Other current assets in the Consolidated Balance Sheets.
Other Arrangements

In October 2013, the Company entered into phase one of a collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic, in the United States. Under the terms of the strategic collaboration agreement, PDI will be responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic will be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties will pay their respective expenses and will split profit on a formula basis. If the Company moves to the second phase of the collaboration agreement, PDI may provide Transgenomic with funding support of up to $3.0 million, principally to finance working capital requirements for the product. Through March 31, 2014, the Company has not provided any funding to Transgenomic.

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

PDI, Inc.

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

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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

PDI, Inc.

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

PDI, Inc.

within our PC Services segment as they arise, while enhancing future value-added service offerings, as well as continue to evaluate acquisitions that will enhance our current service offerings and provide new business opportunities.

DESCRIPTION OF REPORTING SEGMENTS
For the quarter ended March 31, 2014, our three reporting segments were as follows:
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

Due to the success of the program and to allow our customer to begin their long-term plan of building their own capabilities in the United States, this customer advised us that they wished to internalize selected commercialization activities as of October 1, 2012 and at the same time, extend other activities 6 months past the original December 31, 2013 contract expiration date to June 30, 2014. The modified and extended contract resulted in an estimated 10% to 15% net overall reduction of the original $55 million contract; however, the contract is no longer terminable by the customer without cause. We anticipate the contract will terminate on the June 30, 2014 contract expiration date. During the quarter ended March 31, 2014, this one customer accounted for all of the revenue in our PC Services segment.

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

	Three Months Ended
	March 31,
	2014	2013
Revenue, net	100.0%	100.0%
Cost of services	84.4%	80.3%
Gross profit	15.6%	19.7%

Compensation expense	10.8%	9.7%
Other selling, general and administrative expenses	9.4%	4.8%
Total operating expenses	20.2%	14.5%
Operating (loss) income	(4.6)%	5.2%

Other expense, net	(0.1)%	—%
(Loss) income from continuing operations before income tax	(4.6)%	5.2%
Provision for income tax	0.2%	0.1%
(Loss) income from continuing operations	(4.8)%	5.1%

Results of Continuing Operations for the Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013
Overview
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

Revenue, net (in thousands)	Three Months Ended
	March 31,
	2014	2013	Change ($)	Change (%)
Sales Services	$28,795	$38,225	$(9,430)	(24.7)%
Marketing Services	1,003	1,541	(538)	(34.9)%
PC Services	2,980	3,157	(177)	(5.6)%
Total	$32,778	$42,923	$(10,145)	(23.6)%

PDI, Inc.

Consolidated revenue, net (revenue) for the quarter ended March 31, 2014 decreased by $10.1 million, or 23.6%, to $32.8 million, compared to the quarter ended March 31, 2013. The decrease was primarily a result of the expiration or reduction of contracts being executed in our Sales Services segment in 2014 exceeded the contracts entered.
Revenue in our Sales Services segment for the quarter ended March 31, 2014 decreased by $9.4 million, or 24.7%, to $28.8 million, compared to the quarter ended March 31, 2013. The decrease in Sales Services revenue, as mentioned above, was primarily due to the expiration or reduction of contracts being executed in 2014 exceeded the contract entered into.
Revenue in our Marketing Services segment for the quarter ended March 31, 2014 decreased $0.5 million, or 34.9%, to $1.0 million, compared to the quarter ended March 31, 2013.  This decrease was primarily due to a decline in revenue at our Group DCA business unit as a result of fewer contract signings.
Revenue in our PC Services segment for the quarter ended March 31, 2014 was $3.0 million, slightly lower than the first quarter of 2013.

Cost of services (in thousands)	Three Months Ended
	March 31,
	2014	2013	Change ($)	Change (%)
Sales Services	$24,052	$30,906	$(6,854)	(22.2)%
Marketing Services	1,171	1,157	14	1.2%
PC Services	2,446	2,387	59	2.5%
Total	$27,669	$34,450	$(6,781)	(19.7)%

Consolidated cost of services for the quarter ended March 31, 2014 decreased by $6.8 million, or 19.7%, to $27.7 million, compared to the quarter ended March 31, 2013. This decrease was due to the expiration or reduction of contracts within our Sales Services segment being executed in 2014.
Cost of services in our Sales Services segment for the quarter ended March 31, 2014 decreased by $6.9 million, or 22.2%, to $24.1 million, compared to the quarter ended March 31, 2013. This decrease was directly attributable to the decrease in revenue discussed above.
Cost of services in our Marketing Services segment for the quarter ended March 31, 2014 remained essentially flat at $1.2 million, compared to the quarter ended March 31, 2013.
Cost of services in our PC Services segment for the quarter ended March 31, 2014 increased $0.1 million, or 2.5%, to $2.4 million, compared to the quarter ended March 31, 2013.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$4,743	16.5%	$(168)	(16.7)%	$534	17.9%	$5,109	15.6%
2013	7,319	19.1%	384	24.9%	770	24.4%	8,473	19.7%
Change	$(2,576)		$(552)		$(236)		$(3,364)

Consolidated gross profit for the quarter ended March 31, 2014 decreased by $3.4 million, or 39.7%, to $5.1 million, compared to the quarter ended March 31, 2013. The change in consolidated gross profit was primarily attributable to the decrease in revenue in our Sales Services segment and margin pressures from competitive pricing pressures.
The gross profit percentage in our Sales Services segment for the quarter ended March 31, 2014 decreased to 16.5%, from 19.1% in the quarter ended March 31, 2013. This decrease was primarily due to new business being won with lower profit margins from competitive pricing pressures.
The gross profit percentage in our Marketing Services segment for the quarter ended March 31, 2014 decreased to a negative 16.7%, from 24.9% in the quarter ended March 31, 2013. This decrease was primarily due to the impact of certain fixed costs over a lower revenue base and the business unit not being able to reduce its cost structure in proportion with the decline in revenue due to the announced launch of its new product, PD One™.

PDI, Inc.

The gross profit percentage in our PC Services segment for the quarter ended March 31, 2014 decreased to 17.9%, from 24.4% in the quarter ended March 31, 2013. The decrease in gross profit percentage was primarily due to the expenses related to a collaboration agreement for our molecular diagnostic strategy in Interpace Diagnostics.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$2,930	10.2%	$456	45.5%	$155	5.2%	$3,541	10.8%
2013	3,389	8.9%	652	42.3%	114	3.6%	4,155	9.7%
Change	$(459)		$(196)		$41		$(614)

Consolidated compensation expense for the quarter ended March 31, 2014 decreased by $0.6 million, to $3.5 million, as compared to the quarter ended March 31, 2013. As a percentage of consolidated revenue, consolidated compensation expense increased to 10.8% for the quarter ended March 31, 2014, from 9.7% for the quarter ended March 31, 2013, due primarily to the decrease in quarter-over-quarter revenue.
Compensation expense in our Sales Services segment for the quarter ended March 31, 2014 decreased $0.5 million, or 13.5%, to $2.9 million compared to the quarter ended March 31, 2013.  As a percentage of segment revenue, compensation expense increased 1.3%, to 10.2% for the quarter ended March 31, 2014, from 8.9% for the quarter ended March 31, 2013, due to the decrease in Sales Services segment revenue.
Compensation expense in our Marketing Services segment for the quarter ended March 31, 2014 decreased by $0.2 million, to $0.5 million, compared to the quarter ended March 31, 2013. As a percentage of segment revenue, compensation expense increased 3.2%, to 45.5% for the quarter ended March 31, 2014, from 42.3% for the quarter ended March 31, 2013. The increase in segment compensation expense as a percentage of segment revenue was a result of the decrease in revenue within the segment more than offsetting the decrease in compensation costs.
Compensation expense in our PC Services segment for both periods is primarily attributable to the allocated costs of corporate support activities in each of the respective periods.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
March 31,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$1,763	6.1%	$699	69.7%	$603	20.2%	$3,065	9.4%
2013	1,566	4.1%	415	26.9%	84	2.7%	2,065	4.8%
Change	$197		$284		$519		$1,000

Consolidated other selling, general and administrative expenses for the quarter ended March 31, 2014 increased by $1.0 million, to $3.1 million, compared to the quarter ended March 31, 2013. The increase was driven by $0.6 million in costs related to collaboration agreement efforts for molecular diagnostic tests and $0.3 million of costs to early terminate the Group DCA facility lease. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses increased to 9.4% for the quarter ended March 31, 2014, from 4.8% in the quarter ended March 31, 2013, due to the increase in consolidated other selling, general and administrative expenses and the decrease in revenue discussed above.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended March 31, 2014 increased slightly, by $0.2 million, to $1.8 million, compared to the quarter ended March 31, 2013, primarily due to the increase in allocated corporate costs. As a percentage of segment revenue, other selling, general and administrative expenses increased 2.0%, to 6.1% for the quarter ended March 31, 2014, from 4.1% in the quarter ended March 31, 2013, primarily due to the decrease in segment revenue.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended March 31, 2014 increased by $0.3 million compared to the quarter ended March 31, 2013. Other selling, general and administrative expenses as a percentage of revenue increased 42.8%, to 69.7% for the quarter ended March 31, 2014, from 26.9% in the quarter ended March 31, 2013 due to the increase in other selling, general and administrative costs and the segment decrease in revenue.
Other selling, general and administrative expense in our PC Services segment for the quarter ended March 31, 2014 of $0.6 million represents the costs related to collaboration agreement efforts for molecular diagnostic tests and the allocated cost of

PDI, Inc.

corporate support activities. Other selling, general and administrative expense for the quarter ended March 31, 2013 of $0.1 million represents the allocated cost of corporate support activities during that period.
Operating (loss) income
We had an operating loss of $1.5 million and operating income of $2.3 million for the quarters ended March 31, 2014 and 2013, respectively.  The decrease in operating income was primarily due to the decrease in revenue and gross profit within our Sales Services segment and the costs related to collaboration efforts for molecular diagnostic tests.
Provision for income tax
We had income tax expense of approximately $0.1 million for each of the quarters ended March 31, 2014 and March 31, 2013. Income tax expense for the quarters ended March 31, 2014 and March 31, 2013 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2014, we had cash and cash equivalents and short-term investments of approximately $38.0 million and working capital of $29.7 million, compared to cash and cash equivalents and short-term investments of approximately $45.7 million and working capital of approximately $31.3 million at December 31, 2013.  As of March 31, 2014, we had no commercial debt.
For the three-month period ended March 31, 2014, net cash used in operating activities was $6.5 million, compared to net cash provided by operations of $1.2 million for the three-month period ended March 31, 2013.  The main components of cash used in operating activities during the three-month period ended March 31, 2014 were a net loss of $1.6 million and an increase in accounts receivable of $6.0 million due to the timing of certain payments from customers. The main components of cash provided by operating activities during the three-month period ended March 31, 2013 were net income of $2.1 million, a decrease in accounts receivable of $1.1 million and an increase in current liabilities of $2.3 million, partially offset by an increase in unbilled costs of $5.1 million.
As of March 31, 2014 and December 31, 2013, we had $5.6 million and $8.0 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of March 31, 2014 and December 31, 2013, we had $8.8 million and $9.4 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the three-month period ended March 31, 2014, we had net cash used in investing activities of $1.1 million compared to $0.4 million of cash used in investing activities during the three-month period ended March 31, 2013, both related to capital expenditures. All capital expenditures were funded out of available cash.
For the three-month periods ended March 31, 2014 and March 31, 2013, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.
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

PDI, Inc.

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

Our other strategic focus is the active promotion and marketing of our recently launched Group DCA business unit product offering, PD One™. PD One™ is a proprietary technology platform aimed at expanding relationships between pharmaceutical and life science companies and health care providers. The subscription-based platform enables clients to extend personal and brand interactions with physicians through a secure, professional networking platform that features direct messaging and dynamic content. The new platform complements PDI's award-winning companion site, Medical Bag.com, a content-rich, multi-functional digital environment that receives more than 50,000 visits by medical professionals each month. This offering utilizes the Group DCA database of approximately 400,000 physicians, can be leveraged by our entire organization and will require ongoing support and enhancements.

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

PDI, Inc.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

PDI, Inc.

Item 5. Other Information

None.

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 8, 2014	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer