Form 10-Q
period 2014-06-30
PDI INC
filed 2014-08-14
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 8, 2014
Common stock, $0.01 par value	15,361,725

PDI, Inc.
Form 10-Q for Period Ended June 30, 2014

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$35,621	$45,639
Short-term investments	103	103
Accounts receivable, net	3,846	2,422
Unbilled costs and accrued profits on contracts in progress	6,936	7,982
Other current assets	6,670	6,563
Total current assets	53,176	62,709
Property and equipment, net	2,812	2,789
Goodwill	2,523	2,523
Other long-term assets	948	1,043
Total assets	$59,459	$69,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,055	$2,350
Unearned contract revenue	7,851	9,379
Accrued salary and bonus	6,257	9,643
Other accrued expenses	9,458	10,028
Total current liabilities	25,621	31,400
Long-term liabilities	4,486	5,185
Total liabilities	30,107	36,585

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized
16,551,739 and 16,316,169 shares issued, respectively;
15,361,725 and 15,169,898 shares outstanding, respectively	165	163
Additional paid-in capital	131,585	130,229
Accumulated deficit	(88,093)	(83,823)
Accumulated other comprehensive income	16	16
Treasury stock, at cost (1,190,014 and 1,146,271 shares, respectively)	(14,321)	(14,106)
Total stockholders' equity	29,352	32,479
Total liabilities and stockholders' equity	$59,459	$69,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

Revenue, net	$31,578	$37,245	$64,356	$80,168
Cost of services	26,787	30,396	54,456	64,846
Gross profit	4,791	6,849	9,900	15,322

Compensation expense	3,862	4,914	7,403	9,069
Other selling, general and administrative expenses	3,452	2,782	6,517	4,847
Total operating expenses	7,314	7,696	13,920	13,916
Operating (loss) income	(2,523)	(847)	(4,020)	1,406
Other expense, net	(13)	(24)	(30)	(34)
(Loss) income from continuing operations before income tax	(2,536)	(871)	(4,050)	1,372
Provision for income tax	65	64	131	128
(Loss) income from continuing operations	(2,601)	(935)	(4,181)	1,244
(Loss) income from discontinued operations, net of tax	(57)	52	(89)	(2)
Net (loss) income	$(2,658)	$(883)	$(4,270)	$1,242

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities, net	—	—	—	—
Comprehensive income (loss)	$(2,658)	$(883)	$(4,270)	$1,242

Basic (loss) income per share of common stock from:
Continuing operations	$(0.17)	$(0.06)	$(0.28)	$0.08
Discontinued operations	(0.01)	—	(0.01)	—
Net (loss) income per basic share of common stock	$(0.18)	$(0.06)	$(0.29)	$0.08

Diluted (loss) income per share of common stock from:
Continuing operations	$(0.17)	$(0.06)	$(0.28)	$0.08
Discontinued operations	(0.01)	—	(0.01)	—
Net (loss) income per diluted share of common stock	$(0.18)	$(0.06)	$(0.29)	$0.08

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,910	14,713	14,860	14,691
Diluted	14,910	14,713	14,860	15,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities
Net (loss) income	$(4,270)	$1,242
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	837	577
Realignment accrual accretion	71	71
Stock-based compensation	1,358	1,073
Other changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,424)	4,584
Decrease (increase) in unbilled costs	1,046	(5,599)
Decrease in other current assets	505	804
Decrease in other long-term assets	138	—
Decrease in accounts payable	(295)	(241)
Decrease in unearned contract revenue	(1,528)	(2,532)
(Decrease) increase in accrued salaries and bonus	(3,386)	1,903
Decrease in other accrued expenses	(570)	(1,737)
Decrease in long-term liabilities	(770)	(719)
Net cash used in operating activities	(8,288)	(574)

Cash Flows From Investing Activities
Purchase of property and equipment	(860)	(956)
Loan to the Diagnostics Company	(655)	—
Net cash used in investing activities	(1,515)	(956)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(215)	(230)
Net cash used in financing activities	(215)	(230)

Net decrease in cash and cash equivalents	(10,018)	(1,760)
Cash and cash equivalents – beginning	45,639	52,783
Cash and cash equivalents – ending	$35,621	$51,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (SEC) on March 6, 2014.  The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted (loss) income per share for the three- and six-month periods ended June 30, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic weighted average number of common shares	14,910	14,713	14,860	14,691
Dilutive effect of stock-based awards	—	—	—	463
Diluted weighted average number of common shares	14,910	14,713	14,860	15,154
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Options	35	50	35	50
Stock-settled stock appreciation rights (SARs)	1,276	901	1,276	711
Restricted stock/units	613	665	613	129
Market contingent SARs	188	280	188	280
	2,112	1,896	2,112	1,170
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results. At June 30, 2014, no indicators of impairment were identified.
Accounting Standards Updates
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. ASU 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early application is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.
In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU 2014-08 on its consolidated financial statements.

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
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of both June 30, 2014 and December 31, 2013, the carrying value of available-for-sale securities was approximately $103,000 and is included in short-term investments.  Available-for-sale securities as of both June 30, 2014 and December 31, 2013 consisted of approximately $55,000 in mutual funds and approximately $48,000 in money market accounts.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $1.8 million and $2.0 million as of June 30, 2014 and December 31, 2013, respectively, as collateral for its existing insurance policies and facility leases.
At June 30, 2014 and December 31, 2013, held-to-maturity investments included the following:

		Maturing			Maturing
	June 30, 2014	within 1 year	after 1 year through 3 years	December 31, 2013	within 1 year	after 1 year through 3 years
Cash/money accounts	$184	$184	$—	$116	$116	$—
U.S. Treasury securities	1,813	1,029	784	1,730	1,360	370
Government agency securities	241	95	146	382	382	—
Total	$2,238	$1,308	$930	$2,228	$1,858	$370
At June 30, 2014 and December 31, 2013, held-to-maturity investments were recorded in the following accounts:

	June 30, 2014	December 31, 2013
Other current assets	$1,308	$1,858
Other long-term assets	930	370
Total	$2,238	$2,228

4.	GOODWILL
Goodwill recorded as of June 30, 2014 is attributable to the 2010 acquisition of Group DCA.  As of June 30, 2014 and December 31, 2013, the carrying amount of goodwill for Group DCA was approximately $2.5 million.

5.	FACILITIES REALIGNMENT

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2013 to June 30, 2014, of which approximately $0.7 million is included in other accrued expenses and $0.4 million is included in long-term liabilities as of June 30, 2014. The Company recognizes accretion expense in Other expense, net in the Condensed Consolidated Statement of Comprehensive (Loss) Income.

	Sales Services	Marketing Services	Discontinued Operations	Total
Balance as of December 31, 2013	$1,125	$458	$379	$1,962
Accretion	56	—	15	71
Adjustments	—	(16)	—	(16)
Payments	(338)	(421)	(104)	(863)
Balance as of June 30, 2014	$843	$21	$290	$1,154

6.	FAIR VALUE MEASUREMENTS
The Company's financial assets and liabilities reflected at fair value in the consolidated financial statements include: cash and cash equivalents; short-term investments; accounts receivable; other current assets; and accounts payable. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	As of June 30, 2014		Fair Value Measurements
	Carrying	Fair	As of June 30, 2014
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$6,800	$6,800	$6,800	$—	$—
Money Market Funds	28,821	28,821	28,821	—	—
Total	$35,621	$35,621	$35,621	$—	$—

Marketable securities:
Money Market Funds	$48	$48	$48	$—	$—
Mutual Funds	55	55	55	—	—
U.S. Treasury securities	1,813	1,813	1,813	—	—
Government agency securities	241	241	241	—	—
Total	$2,157	$2,157	$2,157	$—	$—

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of June 30, 2014, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

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
Letters of Credit
As of June 30, 2014, the Company had outstanding letters of credit of $1.8 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
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
The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of June 30, 2014, the Company's accrual for litigation and threatened litigation was not material to the consolidated financial statements.

8.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES
Other accrued expenses consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Accrued pass-through costs	$1,747	$2,089
Facilities realignment accrual	710	997
Self insurance accruals	434	1,020
Indemnification liability	875	875
All others	5,692	5,047
	$9,458	$10,028

Long-term liabilities consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Rent payable	$713	$969
Uncertain tax positions	3,187	3,109
Facilities realignment accrual	444	965
Other	142	142
	$4,486	$5,185

9.	STOCK-BASED COMPENSATION
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
The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-market based SARs awards granted during the six-month periods ended June 30, 2014 and June 30, 2013:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Risk-free interest rate	0.71%	0.33%
Expected life	3.5 years	3.5 years
Expected volatility	47.94%	49.80%
Dividend yield	—%	—%
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
The Company recognized $0.7 million of stock-based compensation expense during each of the three-month periods ended June 30, 2014 and 2013, and $1.4 million and $1.1 million for the six-month periods ended June 30, 2014 and 2013, respectively.

10.	INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on (loss) income from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Provision for income tax	$65	$64	$131	$128
Effective income tax rate	(2.6)%	(7.3)%	(3.2)%	9.3%
Income tax expense for each of the three- and six-month periods ended June 30, 2014 and 2013 was primarily due to state and local taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

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

	Sales Services	Marketing Services	Product Commercialization Services	Consolidated
Three months ended June 30, 2014:
Revenue	$28,067	$614	$2,897	$31,578
Operating (loss) income	$(509)	$(1,684)	$(330)	$(2,523)
Capital expenditures	$339	$7	$—	$346
Depreciation expense	$250	$120	$10	$380

Three months ended June 30, 2013:
Revenue	$32,294	$1,644	$3,307	$37,245
Operating (loss) income	$(1,017)	$(518)	$688	$(847)
Capital expenditures	$86	$425	$—	$511
Depreciation expense	$216	$48	$25	$289

Six months ended June 30, 2014:
Revenue	$56,862	$1,617	$5,877	$64,356
Operating (loss) income	$(459)	$(3,007)	$(554)	$(4,020)
Capital expenditures	$853	$7	$—	$860
Depreciation expense	$457	$349	$31	$837

Six months ended June 30, 2013:
Revenue	$70,519	$3,185	$6,464	$80,168
Operating income (loss)	$1,347	$(1,201)	$1,260	$1,406
Capital expenditures	$255	$701	$—	$956
Depreciation expense	$450	$99	$28	$577

12.	DISCONTINUED OPERATIONS
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

The table below presents the significant components of Pharmakon's and TVG’s results included in Loss from discontinued operations in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three- and six-month periods ended June 30, 2014 and 2013.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue, net	$—	$—	$—	$—
Loss from discontinued operations, before income tax	(56)	53	(87)	—
Provision for income tax	1	1	2	2
Loss from discontinued operations, net of tax	$(57)	$52	$(89)	$(2)
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for TVG and Pharmakon as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Current assets	$—	$—
Non-current assets	150	150
Total assets	$150	$150
Current liabilities	$390	$405
Non-current liabilities	469	619
Total liabilities	$859	$1,024

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

13.	INVESTMENT IN NON-CONTROLLED ENTITY AND OTHER ARRANGEMENTS
In August 2013, PDI entered into phase one of a collaboration agreement with a privately held, emerging molecular diagnostics company (the Diagnostics Company) to commercialize its fully-developed, molecular diagnostic tests. The Diagnostics Company does not have experience in, or a history of, successfully commercializing diagnostic products. Under the terms of phase one of the collaboration agreement, PDI paid an initial fee of $1.5 million and has the ability to enter the second phase of the collaboration agreement in the form of a call option to purchase the outstanding common stock of the Diagnostics Company. PDI has recorded the initial fee as an investment in a non-controlled entity within Other current assets in the Consolidated Balance Sheets in accordance with ASC 325-20 Investments Other - Cost Method Investments.

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

During the three month period ended March 31, 2014, PDI provided the Diagnostics Company approximately a loan of approximately $0.6 million for the acquisition of a CLIA approved laboratory bearing a 4% interest rate. During the three month period ended June 30, 2014, PDI made additional loans of $0.1 million bearing the same interest rate. These loans are secured by the laboratory and the assets of the laboratory and are payable to PDI at the sooner of: May 31, 2015; the expiration or termination of the collaboration agreement between the parties; the acquisition of the Diagnostics Company by PDI; or default by the Diagnostics Company. PDI has recorded the loan receivable within Other current assets in the Condensed Consolidated Balance Sheets.
Other Arrangements

In October 2013, the Company entered into phase one of a collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic, in the United States. Under the terms of the strategic collaboration agreement, PDI was responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic would be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties were responsible for their respective expenses. Subsequently, the Company has determined that it would not enter into the second phase of the collaboration agreement with Transgenomic and notified Transgenomic of its decision to terminate the collaboration agreement effective June 30, 2014. If the Company had determined that it would enter the second phase of the collaboration agreement, profits would have been split on a formula basis and PDI may have provided Transgenomic with funding support of up to $3.0 million, principally to finance working capital requirements for the product. The Company did not provide any funding to Transgenomic.

PDI's costs related to both of these agreements are expensed in the Company's PC Services segment and reflected in Cost of services or Selling, general and administrative expenses in the Consolidated Statement of Comprehensive (Loss) Income, depending upon the underlying nature of the expenses incurred.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

14.	SUBSEQUENT EVENT
On August 13, 2014, the Company, through its wholly-owned subsidiary Interpace Diagnostics, LLC (“Interpace”), acquired miRInform® Thyroid and Pancreas cancer diagnostic tests, other tests in development for thyroid cancer, associated intellectual property and a biobank with more than 5,000 patient tissue samples (the “Transaction”) from Asuragen, Inc. (“Asuragen”) pursuant to an asset purchase agreement dated August 13, 2014 (the “Agreement”). The Company paid $8.0 million at the closing of the Transaction on August 13, 2014 and will be obligated to pay an additional $0.5 million to Asuragen upon the successful completion by Asuragen of certain transition service obligations set forth in a transition services agreement, entered into by Interpace and Asuragen concurrently with the Agreement. In addition, the Company will be obligated to make a milestone payment of $0.5 million to Asuragen upon the earlier of the launch of a miRInform® Pancreas product or February 13, 2016, and through August 13, 2015, to pay royalties of 5.0% on the future net sales of the miRInform® Pancreas diagnostics product line, 3.5% on the future net sales of the miRInform® Thyroid diagnostics product line and 1.5% on the future net sales of certain other thyroid diagnostics product lines.

In connection with the Transaction, on August 13, 2014, Asuragen also agreed to supply the Company with cellular RNA preservation solution (RNARetain®) pursuant to terms set forth in a supply agreement between the parties as well as to certain restrictions on its ability to compete with the Company with regard to the acquired product lines for a period of five years pursuant to a non-competition agreement between the parties. On August 13, 2014, in connection with the Transaction, the Company also entered into two license agreements with Asuragen relating to the Company’s ability to sell miRInform® Thyroid and Pancreas cancer diagnostic tests and other tests in development for thyroid cancer.

The acquisition of these product lines is part of our recently announced strategy focused on becoming a leading commercialization company for the molecular diagnostics industry via in-licensing, acquiring or partnering. Management of the Company believes this is a natural extension for the Company and the strength of its core capabilities, installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with this strategy.

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

PDI, Inc.

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

With our proven record of outsourced promotional services expertise, we took action in 2013 on our stated strategy of searching for product in-licensing, acquisition and partnering opportunities that could add more predictable, higher growth, higher margin business that can reduce the natural volatility of our current core businesses, and at the same time leverage the breadth of our installed infrastructure and strength of our core commercialization capabilities. Through our Interpace Diagnostics entity, we have recently begun executing on our announced strategy focused on becoming a leading commercialization company for the molecular diagnostics industry via in-licensing, acquiring or partnering. The molecular diagnostics industry is highly fragmented with numerous strong science-based companies that have developed clinically important tests which are ready or near ready for market. A vast majority of these companies have very limited experience bringing a test to market and many of them do not have the capital to build an infrastructure to effectively commercialize their test. Due to their complexity, most molecular diagnostic tests require a specialized go-to-market strategy, which includes messaging to physicians and potentially patients, similar to launching of a new drug in the pharmaceutical market. Developing and delivering these kinds of messages, fully leveraging our extensive commercial infrastructure in an impactful, innovative and ROI centric manner is one of our strengths. Given our proven core sales and marketing and full commercialization capabilities, we believe this is a natural extension for us and the strength of these core capabilities, our installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with this strategy. We will require additional resources in 2014 and future opportunities may require up-front investment to continue this strategy.

On August 13, 2014, we entered into a definitive agreement to acquire the worldwide rights to the thyroid diagnostic product line and the miRInformR pancreas product line from Asuragen, Inc (Asuragen). We will pay $8.5 million upfront with an additional milestone payment of $0.5 million contingent upon the launch of a miRInformR pancreas product. In addition, we will pay royalties of 5% on the future net sales of the miRInformR pancreas product line for 10 years and 3.5% on the future net sales of the thyroid diagnostics product line for 10 years plus 1.5% on the future net sales of a certain other product.

In October 2013, we entered into phase one of a collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic, in the United States. Under the terms of the strategic collaboration agreement, we were responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic would be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties were responsible for their respective expenses. We have subsequently determined that we would not enter into the second phase of the collaboration agreement with Transgenomic and have notified Transgenomic of our decision to terminate the collaboration agreement effective June 30, 2014. If we had determined that we would enter the second phase of the collaboration agreement, profits would have been split

PDI, Inc.

on a formula basis and we may have provided Transgenomic with funding support of up to $3.0 million, principally to finance working capital requirements for the product. We did not provide any funding to Transgenomic.

In August 2013, we entered into phase one of a collaboration agreement with a privately held, emerging molecular diagnostics company (the Diagnostics Company) to commercialize their molecular diagnostic tests. The Diagnostics Company does not have experience in, or a history of, successfully commercializing diagnostic products. The initial test to be commercialized is fully developed. Under the terms of the collaboration agreement, we paid an initial fee of $1.5 million and have received an option to purchase the outstanding common stock of the Diagnostics Company. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6 million if all milestones are achieved at their maximum levels and we enter into phase two of the collaboration agreement. We can terminate the collaboration agreement if all milestones are not achieved by August 2014 and would receive a $1.0 million termination fee. If all milestones are achieved by August 2014 and we have not exercised our option, the Diagnostics Company can require us to exercise the option to purchase the outstanding stock of the Diagnostics Company or terminate the collaboration agreement and pay us a termination fee of approximately $2.0 million. If we purchase the Diagnostics Company, in addition to the option price based on the achievement of milestones, beginning in 2015, we would pay a royalty of 7% on annual net revenue up to $50 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100 million.

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
For the quarter ended June 30, 2014, our three reporting segments were as follows:
▪Sales Services, which consists of the following business units:

•	Dedicated Sales Teams;

•	Established Relationship Teams; and

•	EngageCE.
▪Marketing Services, which consists of the following business units:

•	Group DCA; and

•	Voice.
▪Product Commercialization Services (PC Services), which consists of efforts related to our collaboration agreements through Interpace Diagnostics and the following business unit:

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

PDI, Inc.

Due to the success of the program and to allow our customer to begin their long-term plan of building their own capabilities in the United States, this customer advised us that they wished to internalize selected commercialization activities as of October 1, 2012 and at the same time, extend other activities six months past the original December 31, 2013 contract expiration date to June 30, 2014. As anticipated, the contract terminated on its June 30, 2014 contract expiration date. During the quarter ended June 30, 2014, this one customer accounted for all of the revenue in our PC Services segment.

We entered into two separate collaboration agreements to commercialize molecular diagnostic tests in 2013. Under the terms of our October 2013 strategic collaboration agreement with Transgenomic, we were responsible for all U.S.-based marketing and promotion of CardioPredict™. Prior to determining not to enter the second phase of the collaboration agreement with Transgenomic and notifying Transgenomic of our decision to terminate the collaboration agreement effective June 30, 2014, we bore the cost of our expenses only. For the three- and six-month period ended June 30, 2014, the Company incurred $0.2 million and $0.4 million of costs related to this agreement.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	84.8%	81.6%	84.6%	80.9%
Gross profit	15.2%	18.4%	15.4%	19.1%

Compensation expense	12.2%	13.2%	11.5%	11.3%
Other selling, general and administrative expenses	10.9%	7.5%	10.1%	6.0%
Total operating expenses	23.2%	20.7%	21.6%	17.4%
Operating (loss) income	(8.0)%	(2.3)%	(6.2)%	1.7%

Other expense, net	—%	(0.1)%	—%	—%
(Loss) income from continuing operations before income tax	(8.0)%	(2.3)%	(6.3)%	1.7%
Provision for income tax	0.2%	0.2%	0.2%	0.2%
(Loss) income from continuing operations	(8.2)%	(2.5)%	(6.5)%	1.6%

Results of Continuing Operations for the Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013

PDI, Inc.

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

Revenue, net (in thousands)	Three Months Ended
	June 30,
	2014	2013	Change ($)	Change (%)
Sales Services	$28,067	$32,294	$(4,227)	(13.1)%
Marketing Services	614	1,644	(1,030)	(62.7)%
PC Services	2,897	3,307	(410)	(12.4)%
Total	$31,578	$37,245	$(5,667)	(15.2)%
Consolidated revenue, net (revenue) for the quarter ended June 30, 2014 decreased by $5.7 million, or 15.2%, to $31.6 million, compared to the quarter ended June 30, 2013. The decrease was primarily a result of the expiration or reduction of contracts being executed in our Sales Services segment exceeding the contracts entered into in 2014.
Revenue in our Sales Services segment for the quarter ended June 30, 2014 decreased by $4.2 million, or 13.1%, to $28.1 million, compared to the quarter ended June 30, 2013. The decrease in Sales Services revenue, as mentioned above, was primarily due to the expiration or reduction of contracts being executed in 2014 exceeding the contracts entered into.
Revenue in our Marketing Services segment for the quarter ended June 30, 2014 decreased $1.0 million, or 62.7%, to $0.6 million, compared to the quarter ended June 30, 2013.  This decrease was primarily due to a decline in revenue at our Group DCA business unit as a result of fewer contract signings.
Revenue in our PC Services segment for the quarter ended June 30, 2014 decreased $0.4 million, or 12.4%, to $2.9 million in the second quarter of 2013.

Cost of services (in thousands)	Three Months Ended
	June 30,
	2014	2013	Change ($)	Change (%)
Sales Services	$23,302	$27,042	$(3,740)	(13.8)%
Marketing Services	1,140	1,006	134	13.3%
PC Services	2,345	2,348	(3)	(0.1)%
Total	$26,787	$30,396	$(3,609)	(11.9)%

Consolidated cost of services for the quarter ended June 30, 2014 decreased by $3.6 million, or 11.9%, to $26.8 million, compared to the quarter ended June 30, 2013. This decrease was due to the 2014 expiration or reduction of contracts being executed within our Sales Services segment.
Cost of services in our Sales Services segment for the quarter ended June 30, 2014 decreased by $3.7 million, or 13.8%, to $23.3 million, compared to the quarter ended June 30, 2013. This decrease was directly attributable to the decrease in revenue discussed above.

PDI, Inc.

Cost of services in our Marketing Services segment for the quarter ended June 30, 2014 increased slightly to $1.1 million, as compared to $1.0 million for the quarter ended June 30, 2013.
Cost of services in our PC Services segment for the quarter ended June 30, 2014 remained essentially flat when compared to the quarter ended June 30, 2013. As anticipated, this contract ended June 30, 2014.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$4,765	17.0%	$(526)	(85.7)%	$552	19.1%	$4,791	15.2%
2013	5,252	16.3%	638	38.8%	959	29.0%	6,849	18.4%
Change	$(487)		$(1,164)		$(407)		$(2,058)

Consolidated gross profit for the quarter ended June 30, 2014 decreased by $2.1 million, or 30.0%, to $4.8 million, compared to the quarter ended June 30, 2013. The change in consolidated gross profit was primarily attributable to the decrease in revenue in our Marketing Services segment and the negative gross profit attributable to the investment and launch costs of PD One™.
The gross profit percentage in our Sales Services segment for the quarter ended June 30, 2014 increased to 17.0%, from 16.3% in the quarter ended June 30, 2013. This increase was primarily due to performance fees earned in the second quarter of 2014 related to Established Relationship Team contracts.
The gross profit percentage in our Marketing Services segment for the quarter ended June 30, 2014 decreased to a negative 85.7%, from 38.8% in the quarter ended June 30, 2013. This decrease was primarily due to the impact of certain fixed costs over a lower revenue base and the business unit not being able to reduce its cost structure in proportion with the decline in revenue due to the launching of its new product, PD One™.
The gross profit percentage in our PC Services segment for the quarter ended June 30, 2014 decreased to 19.1%, from 29.0% in the quarter ended June 30, 2013. The decrease in gross profit percentage was primarily due to the expenses related to a collaboration agreement for our molecular diagnostic strategy in Interpace Diagnostics.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$2,980	10.6%	$559	91.0%	$323	11.1%	$3,862	12.2%
2013	4,105	12.7%	658	40.0%	151	4.6%	4,914	13.2%
Change	$(1,125)		$(99)		$172		$(1,052)

Consolidated compensation expense for the quarter ended June 30, 2014 decreased by $1.1 million, to $3.9 million, as compared to the quarter ended June 30, 2013. As a percentage of consolidated revenue, consolidated compensation expense increased to 12.2% for the quarter ended June 30, 2014, from 13.2% for the quarter ended June 30, 2013, due to the decrease in quarter-over-quarter revenue.
Compensation expense in our Sales Services segment for the quarter ended June 30, 2014 decreased $1.1 million, or 27.4%, to $3.0 million compared to the quarter ended June 30, 2013.  As a percentage of segment revenue, compensation expense decreased 2.1%, to 10.6% for the quarter ended June 30, 2014, from 12.7% for the quarter ended June 30, 2013, due to the decrease in Sales Services compensation expense.
Compensation expense in our Marketing Services segment for the quarter ended June 30, 2014 decreased by $0.1 million, to $0.6 million, compared to the quarter ended June 30, 2013. As a percentage of segment revenue, compensation expense increased 51.0%, to 91.0% for the quarter ended June 30, 2014, from 40.0% for the quarter ended June 30, 2013. The increase in segment compensation expense as a percentage of segment revenue was a result of the decrease in revenue within the segment more than offsetting the decrease in compensation costs.

PDI, Inc.

Compensation expense in our PC Services segment for the quarter ended June 30, 2014 is attributable to the employee costs in Interpace Diagnostics and the allocated costs of corporate support activities. Compensation expense for the quarter ended June 30, 2013 is attributable to the allocated costs of corporate support activities.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$2,294	8.2%	$599	97.6%	$559	19.3%	$3,452	10.9%
2013	2,164	6.7%	498	30.3%	120	3.6%	2,782	7.5%
Change	$130		$101		$439		$670

Consolidated other selling, general and administrative expenses for the quarter ended June 30, 2014 increased by $0.7 million, to $3.5 million, compared to the quarter ended June 30, 2013. The increase was driven by $0.5 million in costs related to collaboration agreement efforts for molecular diagnostic tests. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses increased to 10.9% for the quarter ended June 30, 2014, from 7.5% in the quarter ended June 30, 2013, due to the increase in consolidated other selling, general and administrative expenses and the decrease in revenue discussed above.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended June 30, 2014 increased by $0.1 million, to $2.3 million, compared to the quarter ended June 30, 2013, primarily due to the increase in allocated corporate costs. As a percentage of segment revenue, other selling, general and administrative expenses increased 1.5%, to 8.2% for the quarter ended June 30, 2014, from 6.7% in the quarter ended June 30, 2013, primarily due to the decrease in segment revenue.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended June 30, 2014 increased by $0.1 million compared to the quarter ended June 30, 2013. Other selling, general and administrative expenses as a percentage of revenue increased 67.3%, to 97.6% for the quarter ended June 30, 2014, from 30.3% in the quarter ended June 30, 2013 due to the increase in other selling, general and administrative costs and the segment decrease in revenue.
Other selling, general and administrative expense in our PC Services segment for the quarter ended June 30, 2014 of $0.6 million represents the costs related to collaboration agreement efforts for molecular diagnostic tests and the allocated cost of corporate support activities. Other selling, general and administrative expense for the quarter ended June 30, 2013 of $0.1 million represents the allocated cost of corporate support activities.
Operating loss
We had operating losses of $2.5 million and $0.8 million for the quarters ended June 30, 2014 and 2013, respectively.  The decrease in operating income was primarily due to the decrease in revenue and gross profit within our Marketing Services segment as well as the costs related to collaboration efforts for molecular diagnostic tests.
Provision for income tax
We had income tax expense of approximately $0.1 million for each of the quarters ended June 30, 2014 and June 30, 2013. Income tax expense for the quarters ended June 30, 2014 and June 30, 2013 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.
Results of Continuing Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenue, net (in thousands)	Six Months Ended
	June 30,
	2014	2013	Change ($)	Change (%)
Sales Services	$56,862	$70,519	$(13,657)	(19.4)%
Marketing Services	1,617	3,185	(1,568)	(49.2)%
PC Services	5,877	6,464	(587)	(9.1)%
Total	$64,356	$80,168	$(15,812)	(19.7)%

PDI, Inc.

Consolidated revenue for the six months ended June 30, 2014 decreased by $15.8 million, or 19.7%, to $64.4 million, compared to the six months ended June 30, 2013. The decrease was primarily a result of the expiration or reduction of contracts being executed in our Sales Services segment exceeding the contracts entered into in 2014.
Revenue in our Sales Services segment for the six months ended June 30, 2014 decreased by $13.7 million, or 19.4%, to $56.9 million, compared to the six months ended June 30, 2013. The decrease in Sales Services revenue, as mentioned above, was primarily due to the expiration or reduction of contracts being executed in 2014 exceeding the contracts entered into.
Revenue in our Marketing Services segment for the six months ended June 30, 2014 decreased $1.6 million, or 49.2%, to $1.6 million, compared to the six months ended June 30, 2013.  This decrease was primarily due to a decline in revenue at our Group DCA business unit as a result of fewer contract signings.
Revenue in our PC Services segment for the six months ended June 30, 2014 was $5.9 million, slightly lower than the six months ended of 2013. As anticipated, this contract ended June 30, 2014.

Cost of services (in thousands)	Six Months Ended
	June 30,
	2014	2013	Change ($)	Change (%)
Sales Services	$47,354	$57,948	$(10,594)	(18.3)%
Marketing Services	2,311	2,163	148	6.8%
PC Services	4,791	4,735	56	1.2%
Total	$54,456	$64,846	$(10,390)	(16.0)%

Consolidated cost of services for the six months ended June 30, 2014 decreased by $10.4 million, or 16.0%, to $54.5 million, compared to the six months ended June 30, 2013. This decrease was due to the 2014 expiration or reduction of contracts being executed within our Sales Services segment.
Cost of services in our Sales Services segment for the six months ended June 30, 2014 decreased by $10.6 million, or 18.3%, to $47.4 million, compared to the six months ended June 30, 2013. This decrease was directly attributable to the decrease in revenue discussed above.
Cost of services in our Marketing Services segment for the six months ended June 30, 2014 increased slightly to $2.3 million, as compared to the $2.2 million for the six months ended June 30, 2013.
Cost of services in our PC Services segment for the six months ended June 30, 2014 increased slightly to $4.8 million, compared to the six months ended June 30, 2013.

Gross profit (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$9,508	16.7%	$(694)	(42.9)%	$1,086	18.5%	$9,900	15.4%
2013	12,571	17.8%	1,022	32.1%	1,729	26.7%	15,322	19.1%
Change	$(3,063)		$(1,716)		$(643)		$(5,422)

Consolidated gross profit for the six months ended June 30, 2014 decreased by $5.4 million, or 35.4%, to $9.9 million, compared to the six months ended June 30, 2013. The change in consolidated gross profit was primarily attributable to the decrease in revenue in our Sales Services segment and the negative gross profit attributed to our Marketing Services segment.
The gross profit percentage in our Sales Services segment for the six months ended June 30, 2014 decreased to 16.7%, from 17.8% in the six months ended June 30, 2013. This decrease was primarily due to lower margins on our Dedicated Sales Teams.
The gross profit percentage in our Marketing Services segment for the six months ended June 30, 2014 decreased to a negative 42.9%, from 32.1% in the six months ended June 30, 2013. This decrease was primarily due to the impact of certain fixed costs over a lower revenue base and the business unit not being able to reduce its cost structure due to the launching of its new product, PD One™.

PDI, Inc.

The gross profit percentage in our PC Services segment for the six months ended June 30, 2014 decreased to 18.5%, from 26.7% in the six months ended June 30, 2013. The decrease in gross profit percentage was primarily due to the expenses related to a collaboration agreement for our molecular diagnostic strategy in Interpace Diagnostics.

Compensation expense (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$5,910	10.4%	$1,015	62.8%	$478	8.1%	$7,403	11.5%
2013	7,494	10.6%	1,310	41.1%	265	4.1%	9,069	11.3%
Change	$(1,584)		$(295)		$213		$(1,666)

Consolidated compensation expense for the six months ended June 30, 2014 decreased by $1.7 million, to $7.4 million, as compared to the six months ended June 30, 2013. As a percentage of consolidated revenue, consolidated compensation expense increased to 11.5% for the six months ended June 30, 2014, from 11.3% for the six months ended June 30, 2013, due primarily to the decrease in period-over-period revenue.
Compensation expense in our Sales Services segment for the six months ended June 30, 2014 decreased $1.6 million, or 21.1%, to $5.9 million compared to the six months ended June 30, 2013.  As a percentage of segment revenue, compensation expense decreased 0.2%, to 10.4% for the six months ended June 30, 2014, from 10.6% for the six months ended June 30, 2013, due to the decrease in Sales Services compensation expense.
Compensation expense in our Marketing Services segment for the six months ended June 30, 2014 decreased by $0.3 million, to $1.0 million, compared to the six months ended June 30, 2013. As a percentage of segment revenue, compensation expense increased 21.7%, to 62.8% for the six months ended June 30, 2014, from 41.1% for the six months ended June 30, 2013. The increase in segment compensation expense as a percentage of segment revenue was a result of the decrease in revenue within the segment more than offsetting the decrease in compensation costs.
Compensation expense in our PC Services segment for the six months ended June 30, 2014 is attributable to the employee costs in our Interpace Diagnostics division and the allocated costs of corporate support activities. Compensation expense for the six months ended June 30, 2013 is attributable to the allocated costs of corporate support activities.

Other selling, general and administrative expenses (in thousands)
Six Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
June 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$4,057	7.1%	$1,298	80.3%	$1,162	19.8%	$6,517	10.1%
2013	3,730	5.3%	913	28.7%	204	3.2%	4,847	6.0%
Change	$327		$385		$958		$1,670

Consolidated other selling, general and administrative expenses for the six months ended June 30, 2014 increased by $1.7 million, to $6.5 million, compared to the six months ended June 30, 2013. The increase was driven by $1.0 million in costs related to collaboration agreement efforts for molecular diagnostic tests, $0.3 million of costs to early terminate the Group DCA facility lease and $0.2 million increase in corporate consulting. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses increased to 10.1% for the six months ended June 30, 2014, from 6.0% in the six months ended June 30, 2013, due to the increase in consolidated other selling, general and administrative expenses and the decrease in revenue discussed above.
Other selling, general and administrative expenses in our Sales Services segment for the six months ended June 30, 2014 increased by $0.3 million, to $4.1 million, compared to the six months ended June 30, 2013, primarily due to the increase in allocated corporate costs. As a percentage of segment revenue, other selling, general and administrative expenses increased 1.8%, to 7.1% for the six months ended June 30, 2014, from 5.3% in the six months ended June 30, 2013, primarily due to the decrease in segment revenue.
Other selling, general and administrative expenses in our Marketing Services segment for the six months ended June 30, 2014 increased by $0.4 million compared to the quarter ended June 30, 2013. Other selling, general and administrative expenses

PDI, Inc.

as a percentage of revenue increased 51.6%, to 80.3% for the six months ended June 30, 2014, from 28.7% in the quarter ended June 30, 2013 due to the increase in other selling, general and administrative costs and the decrease in segment revenue.
Other selling, general and administrative expense in our PC Services segment for the six months ended June 30, 2014 of $1.2 million represents the costs related to collaboration agreement efforts for molecular diagnostic tests and the allocated cost of corporate support activities. Other selling, general and administrative expense for the six months ended June 30, 2013 of $0.2 million represents the allocated cost of corporate support activities during that period.
Operating (loss) income
We had an operating loss of $4.0 million and operating income of $1.4 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease in operating income was primarily due to the decrease in revenue and gross profit within both our Sales Services and Marketing Services segments and the costs related to collaboration efforts for molecular diagnostic tests.
Provision for income tax
We had income tax expense of approximately $0.1 million for each of the six-month periods ended June 30, 2014 and June 30, 2013. Income tax expense for the six-month periods ended June 30, 2014 and June 30, 2013 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2014, we had cash and cash equivalents and short-term investments of approximately $35.7 million and working capital of $27.6 million, compared to cash and cash equivalents and short-term investments of approximately $45.7 million and working capital of approximately $31.3 million at December 31, 2013.  As of June 30, 2014, we had no commercial debt.
For the six-month period ended June 30, 2014, net cash used in operating activities was $8.3 million, compared to net cash used in operations of $0.6 million for the six-month period ended June 30, 2013.  The main components of cash used in operating activities during the six-month period ended June 30, 2014 were a net loss of $4.3 million and a decrease in accrued salaries and bonus of $3.4 million. The main components of cash used in operating activities during the six-month period ended June 30, 2013 were net income of $1.2 million, a decrease in accounts receivable of $4.6 million offset by an increase in unbilled receivables of $5.6 million and a decrease in current liabilities of $2.6 million. The 2013 increase in unbilled costs and decrease in accounts receivable was primarily due to changes in billing terms in contracts with our largest customer.
As of June 30, 2014 and December 31, 2013, we had $6.9 million and $8.0 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally, all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of June 30, 2014 and December 31, 2013, we had $7.9 million and $9.4 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are realized as revenue when earned.
For the six-month period ended June 30, 2014, we had net cash used in investing activities of $1.5 million which consisted of $0.9 million in capital expenditures and $0.6 million in loans made to the Diagnostics Company. There was $1.0 million of cash used in investing activities during the six-month period ended June 30, 2013 related to capital expenditures. All loans and capital expenditures were funded out of available cash.
For the six-month periods ended June 30, 2014 and June 30, 2013, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.
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

PDI, Inc.

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

As we have acquired the worldwide rights to the thyroid diagnostic product line and the miRInformR pancreas product line from Asuragen, Inc our primary strategic focus in the second half of 2014 through Interpace Diagnostics is to pursue commercialization of these product lines, determine the viability of the significant opportunity with the Diagnostics Company to commercialize innovative molecular diagnostics tests and continue to identify, evaluate and pursue other molecular diagnostics test commercialization opportunities. Our determination of moving forward with this, and future collaboration agreements, is dependent upon, among other things, commercial responsiveness to promotional efforts and the achievement of certain contractual milestones. We are actively seeking opportunities of this kind, and see the potential to complete at least one additional opportunity during 2014 and multiple deals over the longer term. During the second quarter of 2014 we determined that we will not move into the second phase of the collaboration agreement with Transgenomic, notified Transgenomic of our decision and terminated our collaboration agreement with them as of June 30, 2014.

We will continue to be diligent with but are prepared to use a portion of our cash, supplemented by additional financings, to continue this strategy as these two existing molecular diagnostic opportunities will require additional resources in 2014 and future opportunities may require up-front investment. We have begun, and will continue, to refocus resources internally and add both internal and external resources to move this strategy forward.

Our other strategic focus is the active promotion and marketing of our recently launched Group DCA business unit product offering, PD One™. PD One™ is a proprietary technology platform aimed at expanding relationships between pharmaceutical and life science companies and health care providers. The subscription-based platform enables clients to extend personal and brand interactions with physicians through a secure, professional networking platform that features direct messaging and dynamic content. The new platform complements Group DCA's award-winning companion site, Medical Bag.com, a content-rich, multi-functional digital environment that receives more than 50,000 visits by medical professionals each month. This offering utilizes the Group DCA database of approximately 400,000 physicians, can be leveraged by our entire organization and will require ongoing support and enhancements.

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

Considering the information provided above, and the impact of the August 13, 2014 acquisition from Asuragen, Inc., we anticipate 2014 operations will result in a loss and 2014 cash flows will be negative. We estimate that cash as of December 31, 2014, excluding the impact of other transactions that could develop, could be in the range of $22 - $25 million. While we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our core operating requirements beyond the next 12 months, we believe we will require alternative forms of financing to achieve our strategic plan of product in-licensing, acquisitions or partnering.

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2014	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer