Form 10-Q/A
period 2014-03-31
PDI INC
filed 2014-08-19
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q/A
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this Amendment) amends the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the Original Filing), as originally filed on May 8, 2014, solely to expand the description of the counterparty in the collaboration agreement with the privately held, emerging molecular diagnostics company (the Diagnostics Company) in Note 13 to the consolidated financial statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Diagnostics Company does not have experience in, or a history of, successfully commercializing diagnostic products. For the convenience of the reader, this Amendment restates in its entirety the Original Filing.

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
 This quarterly report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act).  Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “may,” “will” or similar words and expressions.  These forward-looking statements are contained throughout this Form 10-Q/A.
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

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q/A.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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

PDI, Inc.

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

PDI, Inc.

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

We entered into two separate collaboration agreements to commercialize molecular diagnostic tests in 2013. Under the terms of our October 2013 strategic collaboration agreement with Transgenomic, we will be responsible for all U.S.-based marketing

PDI, Inc.

and promotion of CardioPredict™. We will bear the cost of our expenses only and will split profit on a formula basis. In addition, we may provide Transgenomic with funding support of up to $3.0 million principally to finance working capital requirements for the product. Under the terms of our August 2013 collaboration agreement with a privately held, emerging molecular diagnostics company (the Diagnostics Company), if we enter into the second phase of collaboration arrangement, we will be responsible for the full commercialization of their molecular diagnostic tests. The Diagnostics Company does not have experience in, or a history of, successfully commercializing diagnostic products. Under the terms of the collaboration agreement, we paid an initial fee of $1.5 million and have the ability to enter the second phase of the collaboration agreement in the form of a call option to purchase the outstanding common stock of the Diagnostics Company. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6 million if all milestones are achieved at their maximum levels. We can terminate the collaboration agreement if all milestones are not achieved by August 2014 and would receive a $1.0 million termination fee. If all milestones are achieved by August 2014 and we have not exercised our option, the Diagnostics Company can require us to exercise the option to purchase the outstanding stock of the Diagnostics Company or terminate the collaboration agreement and pay us a termination fee of approximately $2.0 million. If we purchase the Diagnostics Company, in addition to the option price based on the achievement of milestones, beginning in 2015, we would pay a royalty of 7% on annual net revenue up to $50 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100 million.

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

PDI, Inc.

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

PDI, Inc.

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

PDI, Inc.

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

Item 4.  Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q/A. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.
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

101
The following financial information from this Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 19, 2014	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer