Form 10-Q/A
period 2013-09-30
PDI INC
filed 2014-09-30
CIK 1054102

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this Amendment) amends the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the Original Filing), as originally filed on November 13, 2013, to amend Exhibit 10.1 to reflect the confidential treatment of specific portions of the Collaboration Agreement dated as of August 19, 2013 and to expand the description of the counterparty in the collaboration agreement with the privately held, emerging molecular diagnostics company (the Diagnostics Company) in Note 13 to the consolidated financial statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Diagnostics Company does not have experience in, or a history of, successfully commercializing diagnostic products. For the convenience of the reader, this Amendment restates in its entirety the Original Filing.

PDI, Inc.
Form 10-Q/A for Period Ended September 30, 2013
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
In August 2013, PDI entered into a collaboration agreement with a privately held, emerging molecular diagnostics company (the Diagnostics Company) to commercialize its fully-developed, molecular diagnostic tests. The Diagnostics Company does not have experience in, or a history of, successfully commercializing diagnostic products. Under the terms of the collaboration agreement, PDI paid an initial fee of $1.5 million and has received an option to purchase 100% of the outstanding common stock of the Diagnostics Company. The Company also has the option to contribute an additional $0.5 million for mutually agreed upon activities in furtherance of commercialization efforts. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6.0 million if all milestones are achieved at their maximum levels. PDI can terminate the collaboration agreement if all milestones are not achieved within one year and would receive a $1.0 million termination fee. If all milestones are achieved within one year and PDI has not exercised its option, the Diagnostics Company can require PDI to exercise the option to purchase its outstanding common stock or terminate the collaboration agreement and pay PDI a termination fee of approximately $2.0 million. If PDI purchases the outstanding common stock of the Diagnostic Company, in addition to the option price based on the achievement of milestones, beginning in 2015, PDI would pay a royalty of 7% on annual net revenue up to $50.0 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100.0 million. For competitive reasons, the name of the Diagnostic Company and the specific focus area of the initial test to be commercialized are not being disclosed at this time.

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

In August 2013, we entered into a collaboration agreement with a privately held, emerging molecular diagnostics company (the Diagnostics Company) to commercialize their molecular diagnostic tests. The Diagnostics Company does not have experience in, or a history of, successfully commercializing diagnostic products. The initial test to be commercialized is fully developed. Under the terms of the collaboration agreement, we paid an initial fee of $1.5 million and have received an option to purchase the outstanding common stock of the Diagnostics Company. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6 million if all milestones are achieved at their maximum levels. We can terminate the collaboration agreement if all milestones are not achieved within one year and would receive a $1.0 million termination fee. If all milestones are achieved within one year and we have not exercised our option, the Diagnostics Company can require us to exercise the option to purchase the outstanding stock of the Diagnostics Company or terminate the collaboration agreement and pay us a termination fee of approximately $2.0 million. If we purchase the Diagnostic Company, in addition to the option price based on the achievement of milestones, beginning in 2015, we would pay a royalty of 7% on annual net revenue up to $50 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100 million. For competitive reasons, the name of the Diagnostic Company and the specific focus area of the initial test to be commercialized are not being disclosed at this time.

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

PDI, Inc.

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
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended September 30, 2013 increased by $0.5 million, to $1.9 million, compared to the quarter ended September 30, 2012, primarily due to a $0.5 million increase in allocated corporate legal and consulting costs related to entering into a collaboration agreement with a privately held, emerging molecular diagnostics company to commercialize their molecular diagnostic tests and entering into a U.S. collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic. These collaboration agreements are part of our announced strategy of in-licensing, acquiring or partnering of products. As a percentage of segment revenue, other selling, general and administrative expenses increased 0.4%, to 6.2% for the quarter ended September 30, 2013, from 5.8% in the quarter ended September 30, 2012, due to the increase in compensation expense.
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
In August 2013, we entered into a collaboration agreement with a privately held, emerging molecular diagnostics company (the Diagnostics Company) to commercialize its molecular diagnostic tests. The Diagnostics Company does not have experience in, or a history of, successfully commercializing diagnostic products. The initial test to be commercialized is fully developed. Under the terms of the collaboration agreement, we paid an initial fee of $1.5 million and have received an option to purchase 100% of the outstanding common stock of the Diagnostics Company. We also have the option to contribute an additional $0.5 million for mutually agreed upon activities in furtherance of commercialization efforts. The option price is dependent on the achievement of certain milestones during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $6 million if all milestones are achieved at their maximum levels. We can terminate the collaboration agreement if all milestones are not achieved within one year and would receive a $1.0 million termination fee. If all milestones are achieved within one year and we have not exercised our option, the Diagnostics Company can require us to exercise the option to purchase the common stock of the Diagnostics Company or terminate the collaboration agreement and pay us a termination fee of approximately $2.0 million. If we purchase the Diagnostic Company, in addition to the option price based on the achievement of milestones, beginning in 2015, we would pay a royalty of 7% on annual net revenue up to $50 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100 million.

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

101
The following financial information from this Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

* Portions of this agreement have been omitted from the filed Exhibit, and filed separately with the Commission together with a Request for Confidential Treatment.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 29, 2014	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Jeffrey Smith
Jeffrey Smith
Chief Financial Officer