Form 10-Q
period 2014-09-30
PDI INC
filed 2014-11-05
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 3, 2014
Common stock, $0.01 par value	15,364,559

PDI, Inc.
Form 10-Q for Period Ended September 30, 2014

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$27,005	$45,639
Short-term investments	105	103
Accounts receivable, net	3,403	2,422
Unbilled costs and accrued profits on contracts in progress	6,338	7,982
Other current assets	5,355	6,563
Total current assets	42,206	62,709
Property and equipment, net	2,945	2,789
Goodwill	2,523	2,523
Other intangible assets	13,459	—
Other long-term assets	1,094	1,043
Total assets	$62,227	$69,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,851	$2,350
Unearned contract revenue	7,611	9,379
Accrued salary and bonus	6,813	9,643
Other accrued expenses	11,392	10,028
Total current liabilities	28,667	31,400
Long-term liabilities	8,136	5,185
Total liabilities	36,803	36,585

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized
16,549,540 and 16,316,169 shares issued, respectively;
15,359,526 and 15,169,898 shares outstanding, respectively	165	163
Additional paid-in capital	131,991	130,229
Accumulated deficit	(92,428)	(83,823)
Accumulated other comprehensive income	17	16
Treasury stock, at cost (1,190,014 and 1,146,271 shares, respectively)	(14,321)	(14,106)
Total stockholders' equity	25,424	32,479
Total liabilities and stockholders' equity	$62,227	$69,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Revenue, net	$29,245	$34,260	$93,601	$114,428
Cost of services	25,510	29,564	79,966	94,410
Gross profit	3,735	4,696	13,635	20,018

Compensation expense	3,678	4,231	11,081	13,300
Other selling, general and administrative expenses	4,280	2,517	10,797	7,364
Total operating expenses	7,958	6,748	21,878	20,664
Operating loss	(4,223)	(2,052)	(8,243)	(646)
Other (expense) income, net	(20)	3	(50)	(30)
Loss from continuing operations before income tax	(4,243)	(2,049)	(8,293)	(676)
Provision for income tax	64	64	194	192
Loss from continuing operations	(4,307)	(2,113)	(8,487)	(868)
Loss from discontinued operations, net of tax	(29)	(28)	(118)	(31)
Net loss	$(4,336)	$(2,141)	$(8,605)	$(899)

Other comprehensive income:
Unrealized holding gain on available-for-sale securities, net	1	2	1	2
Comprehensive loss	$(4,335)	$(2,139)	$(8,604)	$(897)

Basic loss per share of common stock from:
Continuing operations	$(0.29)	$(0.14)	$(0.57)	$(0.06)
Discontinued operations	—	(0.01)	(0.01)	—
Net loss per basic share of common stock	$(0.29)	$(0.15)	$(0.58)	$(0.06)

Diluted loss per share of common stock from:
Continuing operations	$(0.29)	$(0.14)	$(0.57)	$(0.06)
Discontinued operations	—	(0.01)	(0.01)	—
Net loss per diluted share of common stock	$(0.29)	$(0.15)	$(0.58)	$(0.06)

Weighted average number of common shares and common share equivalents outstanding:
Basic	14,938	14,740	14,886	14,708
Diluted	14,938	14,740	14,886	14,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(8,605)	$(899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,328	922
Realignment accrual accretion	106	106
Provision for bad debt	—	9
Stock-based compensation	1,764	1,519
Other changes in assets and liabilities:
(Increase) decrease in accounts receivable	(981)	6,658
Decrease (increase) in unbilled costs	1,644	(4,690)
Decrease in other current assets	1,752	2,330
Increase in other long-term assets	(9)	—
Increase (decrease) in accounts payable	501	(1,620)
Decrease in unearned contract revenue	(1,768)	(2,483)
(Decrease) increase in accrued salaries and bonus	(2,830)	957
Increase (decrease) in other accrued expenses	186	(1,620)
Decrease in long-term liabilities	(1,054)	(952)
Net cash (used in) provided by operating activities	(7,966)	237

Cash Flows From Investing Activities
Purchase of property and equipment	(1,298)	(1,648)
Investment in non-controlled entity	—	(1,500)
Acquisition of diagnostic assets	(8,500)	—
Loan to the Diagnostics Company	(655)	—
Net cash used in investing activities	(10,453)	(3,148)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(215)	(245)
Net cash used in financing activities	(215)	(245)

Net decrease in cash and cash equivalents	(18,634)	(3,156)
Cash and cash equivalents – beginning	45,639	52,783
Cash and cash equivalents – ending	$27,005	$49,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Contingent consideration	$4,476	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (SEC) on March 6, 2014.  The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include accounting for business combinations, best estimate of selling price in multiple element arrangements, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, income tax accruals, asset impairments and facilities realignment accruals.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2014 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic weighted average number of common shares	14,938	14,740	14,886	14,708
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted average number of common shares	14,938	14,740	14,886	14,708
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Options	25	42	25	42
Stock-settled stock appreciation rights (SARs)	1,270	796	1,270	796
Restricted stock/units	620	600	620	600
Market contingent SARs	188	280	188	280
	2,103	1,718	2,103	1,718
Goodwill and Other Intangible Assets
The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount classified as goodwill. Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests require significant management judgments and estimates. These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the market participant cost of capital. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of goodwill and other intangible assets, and potentially result in a different impact to the Company's results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill. See Note 5, Goodwill and Other Intangible Assets, for further information.
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results. At September 30, 2014, no indicators of impairment were identified.
Long-Lived Assets, including Finite-Lived Intangible Assets

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. At September 30, 2014, no indicators of impairment were identified.
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

3.	ACQUISITIONS

On August 13, 2014, the Company, through its wholly-owned subsidiary Interpace Diagnostics, LLC (Interpace or IDx), consummated an agreement to acquire certain fully developed thyroid and pancreas cancer diagnostic tests, other tests in development for thyroid cancer, associated intellectual property and a biobank with more than 5,000 patient tissue samples (collectively the Acquired Property) from Asuragen, Inc. (Asuragen) pursuant to an asset purchase agreement (the Agreement). The Company paid $8.0 million at closing and will be obligated to pay an additional $0.5 million to Asuragen upon the successful completion by Asuragen of certain integral transition service obligations set forth in a transition services agreement, entered into concurrently with the Agreement. The Company also entered into two license agreements with Asuragen relating to the Company’s ability to sell the fully developed thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer. In addition, the Company will be obligated to make a milestone payment of $0.5 million to Asuragen upon the earlier of the launch of a pancreas product or February 13, 2016, and to pay royalties of 5.0% on the future net sales of the pancreas diagnostics product line for a period of ten years following a qualifying sale, 3.5% on the future net sales of the thyroid diagnostics product line through August 13, 2024 and 1.5% on the future net sales of certain other thyroid diagnostics products for a period of ten years following a qualifying sale, collectively the contingent consideration.

The acquisition has been accounted for as a business combination, subject to the provisions of Accounting Standards Codification 805-10-50 (ASC 805-10-50), and been treated as an asset acquisition for tax purposes. In connection with the transaction, the Company has preliminarily recorded $13.0 million of finite lived intangible assets having a weighted-average amortization period of 7.9 years. See Note 5, Goodwill and Other Intangible Assets, for additional information.

The Company determined a preliminary acquisition date fair value of the contingent consideration (inclusive of the aforementioned milestone payment and royalties on future net sales) of $4.5 million. The royalty portion of the contingent consideration is based on a probability-weighted income approach derived from estimated future revenues. The fair value measurement is based on significant subjective assumptions and inputs not observable in the market and thus represents a Level 3 fair value measurement. Future revisions to these assumptions could materially change the estimate of the fair value of the contingent consideration and therefore materially affect the Company’s future financial results. See Note 7, Fair Value Measurements, for further information. There was no change in the fair value of the contingent consideration during the quarter ended September 30, 2014. Going forward, the Company will estimate the change in the fair value of the contingent consideration as of each reporting period and recognize the change in fair value in the statement of comprehensive income (loss). The reconciliation of consideration given for the Acquired Property to the preliminary allocation of the purchase price for the assets and liabilities acquired based on their relative fair values is as follows:

Cash	$8,000
Transition services obligation	500
Contingent consideration	4,476
Total consideration	$12,976

Acquired intangible assets	$12,976

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

The unaudited pro forma consolidated statements of operations reflecting the Company’s acquisition of the Acquired Property for the year ended three and nine months ended September 30, 2014 and 2013 are not provided as that presentation would require forward-looking information in order to meaningfully present the effects of the acquisition.

On August 21, 2014, the Company, through its wholly-owned Interpace subsidiary, acquired 100% of the outstanding stock of JS Genetics, Inc. (JS Genetics), a CLIA certified and CAP accredited molecular diagnostics lab located in New Haven, Connecticut. The Company paid $0.5 million at closing and assumed liabilities of approximately $0.1 million. The acquisition has initially been accounted for as an asset acquisition, subject to the provisions of Accounting Standards Codification 805-50-25 and been treated as such for tax purposes. In connection with the transaction, the Company has preliminarily recorded $0.6 million of finite lived intangible assets having an amortization period of approximately 2.3 years. See Note 5, Goodwill and Other Intangible Assets, for additional information.

4.	INVESTMENTS IN MARKETABLE SECURITIES
Available-for-sale securities are carried at fair value with the unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on available-for-sale securities are computed based upon specific identification and included in other income (expense), net in the consolidated statement of operations.  Declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other income (expense), net in the consolidated statement of operations and the cost basis of the security is reduced. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost which approximates fair value.  Interest income is accrued as earned.  Realized gains and losses on held-to-maturity investments are computed based upon specific identification and included in other income (expense), net in the condensed consolidated statement of comprehensive loss.  The Company does not have any investments classified as trading.
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  The carrying value of available-for-sale securities at September 30, 2014 and December 31, 2013, was approximately $105,000 and $103,000, respectively, and is included in short-term investments.  Available-for-sale securities as of both September 30, 2014 and December 31, 2013 consisted of approximately $57,000 and $55,000 in mutual funds, respectively, and approximately $48,000 in money market accounts.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $1.6 million and $2.0 million as of September 30, 2014 and December 31, 2013, respectively, as collateral for its existing insurance policies and facility leases.
At September 30, 2014 and December 31, 2013, held-to-maturity investments included the following:

		Maturing			Maturing
	September 30, 2014	within 1 year	after 1 year through 3 years	December 31, 2013	within 1 year	after 1 year through 3 years
Cash/money accounts	$43	$43	$—	$116	$116	$—
U.S. Treasury securities	1,304	520	784	1,730	1,360	370
Government agency securities	241	95	146	382	382	—
Total	$1,588	$658	$930	$2,228	$1,858	$370
At September 30, 2014 and December 31, 2013, held-to-maturity investments were recorded in the following accounts:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Other current assets	$658	$1,858
Other long-term assets	930	370
Total	$1,588	$2,228

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill recorded as of September 30, 2014 is attributable to the 2010 acquisition of Group DCA.  As of September 30, 2014 and December 31, 2013, the carrying amount of goodwill for Group DCA was approximately $2.5 million.
The net carrying value of the identifiable intangible assets as of September 30, 2014 is as follows:

		As of September 30, 2014
	Life	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
Diagnostic assets:
Thyroid	9	$8,519	$—	$8,519
Pancreas	7	2,882	52	2,830
Biobank	4	1,575	49	1,526
Total		$12,976	$101	$12,875
Diagnostics lab:
CLIA Lab	2.3	$609	$25	$584

Amortization expense was $0.1 million for both the three and nine-month periods ended September 30, 2014. Amortization of the thyroid diagnostic asset will begin upon launch of the product. Estimated amortization expense for the current year and next four years is as follows:

2014	2015	2016	2017	2018
378	1,914	1,997	1,752	1,604

6.    FACILITIES REALIGNMENT
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2013 to September 30, 2014, of which approximately $0.7 million is included in other accrued expenses and $0.3 million is included in long-term liabilities as of September 30, 2014. The Company recognizes accretion expense in Other expense, net in the Condensed Consolidated Statement of Comprehensive (Loss) Income.

	Sales Services	Marketing Services	Discontinued Operations	Total
Balance as of December 31, 2013	$1,125	$458	$379	$1,962
Accretion	83	—	23	106
Adjustments	—	(16)	—	(16)
Payments	(506)	(442)	(154)	(1,102)
Balance as of September 30, 2014	$702	$—	$248	$950

7.	FAIR VALUE MEASUREMENTS
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

	As of September 30, 2014		Fair Value Measurements
	Carrying	Fair	As of September 30, 2014
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$9,191	$—	$—	$—	$—
Money Market Funds	17,814	17,814	17,814	—	—
Total	$27,005	$17,814	$17,814	$—	$—

Marketable securities:
Money Market Funds	$48	$48	$48	$—	$—
Mutual Funds	57	57	57	—	—
U.S. Treasury securities	1,304	1,304	1,304	—	—
Government agency securities	241	241	241	—	—
Total	$1,650	$1,650	$1,650	$—	$—

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of September 30, 2014, the Company did not have any marketable securities in less active markets (level 2). In connection with the acquisition of the Acquired Property from Asuragen, the Company recorded $4.5 million of contingent consideration. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  There was no change in the fair value of the contingent consideration during the period ended September 30, 2014.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments. There is no fair value ascribed to the letters of credit as management does not expect any material losses to result from these instruments because performance is not expected to be required.

8.    COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of September 30, 2014, the Company had outstanding letters of credit of $1.6 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
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
The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of September 30, 2014, the Company's accrual for litigation and threatened litigation was not material to the consolidated financial statements.

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES
Other accrued expenses consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Accrued pass-through costs	$1,453	$2,089
Facilities realignment accrual	661	997
Self insurance accruals	376	1,020
Transition services milestone	500	—
Contingent consideration	577	—
Acquisition related costs	724	—
Indemnification liability	875	875
Rent payable	563	563
All others	5,663	4,484
	$11,392	$10,028

Long-term liabilities consisted of the following as of September 30, 2014 and December 31, 2013:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Rent payable	$580	$969
Uncertain tax positions	3,226	3,109
Facilities realignment accrual	289	965
Contingent consideration	3,899	—
Other	142	142
	$8,136	$5,185

10.	STOCK-BASED COMPENSATION
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
The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-market based SARs awards granted during the nine-month periods ended September 30, 2014 and September 30, 2013:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Risk-free interest rate	0.71%	0.33%
Expected life	3.5 years	3.5 years
Expected volatility	47.94%	49.80%
Dividend yield	—%	—%
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
The Company recognized $0.4 million of stock-based compensation expense during each of the three-month periods ended September 30, 2014 and 2013, and $1.8 million and $1.5 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

11.	INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax expense on (loss) income from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Provision for income tax	$64	$64	$194	$192
Effective income tax rate	(1.5)%	(3.1)%	(2.3)%	9.3%
Income tax expense for each of the three- and nine-month periods ended September 30, 2014 and 2013 was primarily due to state and local taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Sales Services	Marketing Services	Product Commercialization Services	Consolidated
Three months ended September 30, 2014:
Revenue	$28,186	$1,006	$53	$29,245
Operating loss	$(746)	$(1,283)	$(2,194)	$(4,223)
Capital expenditures	$350	$1	$87	$438
Depreciation expense	$240	$117	$8	$365

Three months ended September 30, 2013:
Revenue	$30,748	$781	$2,731	$34,260
Operating (loss) income	$(1,316)	$(1,177)	$441	$(2,052)
Capital expenditures	$290	$402	$—	$692
Depreciation expense	$296	$46	$3	$345

Nine months ended September 30, 2014:
Revenue	$85,048	$2,623	$5,930	$93,601
Operating loss	$(1,205)	$(4,290)	$(2,748)	$(8,243)
Capital expenditures	$1,203	$8	$87	$1,298
Depreciation expense	$697	$466	$39	$1,202

Nine months ended September 30, 2013:
Revenue	$101,267	$3,966	$9,195	$114,428
Operating income (loss)	$31	$(2,378)	$1,701	$(646)
Capital expenditures	$545	$1,103	$—	$1,648
Depreciation expense	$746	$145	$31	$922

13.	DISCONTINUED OPERATIONS
On December 29, 2011 the Company entered into an agreement to sell certain assets of our Pharmakon business unit. On July 19, 2010, the Board approved closing the TVG business unit and the Company notified employees and issued a press release to that effect on July 20, 2010. The Consolidated Statements of Comprehensive Loss reflect the presentation of Pharmakon and TVG as discontinued operations in all periods presented.

The table below presents the significant components of Pharmakon's and TVG’s results included in Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Comprehensive Loss for the three- and nine-month periods ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue, net	$—	$—	$—	$—
Loss from discontinued operations, before income tax	(28)	(27)	(114)	(27)
Provision for income tax	1	1	4	4
Loss from discontinued operations, net of tax	$(29)	$(28)	$(118)	$(31)

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for Pharmakon and TVG as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Current assets	$—	$—
Non-current assets	150	150
Total assets	$150	$150
Current liabilities	$365	$405
Non-current liabilities	399	619
Total liabilities	$764	$1,024

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

14.	INVESTMENT IN NON-CONTROLLED ENTITY AND OTHER ARRANGEMENTS
In August 2013, PDI entered into phase one of a collaboration agreement with a privately held, emerging molecular diagnostics company (the Diagnostics Company) to commercialize its fully-developed, molecular diagnostic tests. The Diagnostics Company does not have experience in, or a history of, successfully commercializing diagnostic products. Under the terms of phase one of the collaboration agreement, PDI paid an initial fee of $1.5 million and had the ability to enter the second phase of the collaboration agreement in the form of a call option to purchase the outstanding common stock of the Diagnostics Company. PDI has recorded the initial fee as an investment in a non-controlled entity within Other current assets in the Consolidated Balance Sheets in accordance with ASC 325-20 Investments Other - Cost Method Investments. The Company also has the option to contribute an additional $0.5 million for mutually agreed upon activities in furtherance of collaboration efforts.

In August 2014, PDI entered into an amendment to the collaboration agreement reducing the option price to a maximum amount of $3.0 million plus any amounts outstanding under the loan to the Diagnostics Company. If PDI purchases the outstanding common stock of the Diagnostics Company, in addition to the option price, beginning in 2015, PDI would pay a royalty of 5.5% on annual net revenue up to $50.0 million with escalating royalty percentages for higher annual net revenue capped at 7.5% for annual net revenue in excess of $100.0 million. PDI can terminate the amended collaboration agreement if all milestones are not achieved by March 31, 2015 and receive a $1.0 million termination fee. If all milestones are achieved by March 31, 2015 and PDI has not exercised its option, the Diagnostics Company can terminate the collaboration agreement and pay PDI a termination fee of approximately $1.5 million. The amended collaboration agreement provides PDI the right to extend the effective date of termination until to September 30, 2015 by making a payment of $0.5 million (the Extension Fee) to the Diagnostics Company before the expiration of the termination notice period. If the Extension Fee is paid, and the Company thereafter purchases the outstanding stock of the Diagnostics Company, then the option price due at closing will be reduced by the amount of the Extension Fee. The amendment to collaboration agreement eliminated the Diagnostics Company's ability to require PDI to exercise the option to purchase the outstanding common stock of the Diagnostics Company.

Through June 30, 2014, PDI loaned the Diagnostics Company approximately $0.7 million bearing a 4% interest rate. In connection with the amendment to the collaboration agreement during the three month period ended September 30, 2014, the loan balance was reduced to $0.6 million. This loan is secured by the stock of Diagnostics Company and is payable to PDI at the sooner of: March 31, 2015; the expiration or termination of the collaboration agreement between the parties; the acquisition of the Diagnostics Company by PDI; or default by the Diagnostics Company. PDI recorded the loan receivable within Other current assets in the Condensed Consolidated Balance Sheets.
Other Arrangements

In October 2013, the Company entered into phase one of a collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic, in the United States. Under the terms of the collaboration agreement, PDI was responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic would be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties were responsible for their respective expenses. Subsequently, the Company has determined that it would not enter into the second phase of the collaboration agreement with Transgenomic and notified Transgenomic of its decision to terminate the collaboration agreement effective June 30, 2014.

PDI's costs related to both of these agreements are expensed in the Company's PC Services segment and reflected in Cost of services or Selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss, depending upon the underlying nature of the expenses incurred.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

15.	SUBSEQUENT EVENT
On October 31, 2014, the Company and its wholly-owned subsidiary, Interpace, entered into an Agreement and Plan of Merger (the Agreement) to acquire RedPath Integrated Pathology, Inc. (RedPath), a molecular diagnostics company helping physicians better manage patients at risk for certain types of gastrointestinal cancers through its proprietary PathFinderTG® platform (the Transaction), and related documents (collectively, the Transaction Documents). This Transaction establishes Interpace in the upper gastroenterology cancer diagnostic market and provides the Company a growth platform in the diagnostic oncology space, particularly in endocrine and gastrointestinal cancer.

In addition to the Agreement, the Transaction Documents, dated October 31, 2014, include the following:

•	a Non-negotiable Subordinated Secured Promissory Note (the Note), dated October 31, 2014, by the Company in favor of RedPath Equityholder Representative, LLC (the Equityholder Representative);

•	a Contingent Consideration Agreement with the Equityholder Representative (the Contingent Consideration Agreement);

•	a Credit Agreement among the Company and the financial institutions party thereto from time to time as lenders (the Lenders) and SWK Funding LLC, as agent for the Lenders (the Agent);

•	a Guarantee and Collateral Agreement by PDI, Inc. and certain of its subsidiaries, in favor of SWK Funding LLC (the Senior Guarantee);

•	a Guarantee and Collateral Agreement (the Subordinated Guarantee) by the Company and certain of its subsidiaries in favor of the Equityholder Representative; and

•	a Subordination and Intercreditor Agreement (the Intercreditor Agreement) by and among the Company, the Equityholder Representative and the Agent.

The Agreement, the Note, the Subordinated Guarantee and the Contingent Consideration Agreement

Under the terms of the Agreement, the Company paid $12.0 million in cash to the Equityholder Representative, on behalf of the equityholders of RedPath (the Equityholders), at the closing of the Transaction. The Agreement contains customary representations, warranties and covenants of the Company and RedPath. Subject to certain limitations, the parties will be required to indemnify each other for damages resulting from breaches of the representations, warranties and covenants made in the Agreement and certain other matters.

The Company also issued an interest-free Note to the Equityholder Representative, on behalf of the Equityholders, at the closing of the Transaction for $11.0 million to be paid in eight equal consecutive quarterly installments beginning October 1, 2016. The interest rate will be 5.0% in the event of a default under the Note. The obligations of the Company under the Note are guaranteed by the Company and its Subsidiaries pursuant to the Subordinated Guarantee in favor of the Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its Subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the Equityholder Representative.

In connection with the Transaction, the Company and Interpace also entered into the Contingent Consideration Agreement with the Equityholder Representative. Pursuant to the Contingent Consideration Agreement, the Company has agreed to issue to the Equityholders 500,000 shares of the Company’s common stock, par value $0.01 (Common Stock), upon acceptance for publication of a specified article related to PathFinderTG® for the management of Barrett’s esophagus, and an additional 500,000 shares of the Company’s Common Stock upon the commercial launch of PathFinderTG® for the management of Barrett’s esophagus (collectively, the Common Stock Milestones). In the event of a change of control of the Company, Interpace or RedPath on or before April 30, 2016, the Common Stock Milestones not then already achieved will be accelerated and the Equityholders will be immediately entitled to receive the Common Stock not yet previously issued to them. The Equityholders are entitled to an additional $5 million cash payment upon the achievement by the Company of $14.0 million or more in annual net sales of PathFinderTG® for the management of Barrett’s esophagus and a further $5 million cash payment upon the achievement by the Company of $37.0 million or more in annual net sales of a basket of assays of Interpace and RedPath. In addition, the Company is obligated to pay revenue based payments

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

through 2025 of 6.5% on annual net sales above $12.0 million of PathFinderTG®-Pancreas, 10% on annual net sales up to $30 million of PathFinderTG® for the management of Barrett’s esophagus and 20% on annual net sales above $30 million of PathFinderTG® for the management of Barrett’s esophagus.

The Credit Agreement, the Senior Guarantee and the Intercreditor Agreement

In connection with the Transaction, the Company entered into the Credit Agreement with the Agent and the Lenders. Pursuant to and subject to the terms of the Credit Agreement, the Lenders agreed to provide a term loan to the Company in the aggregate principal amount of $20.0 million (the Loan). The maturity date of the loan is October 31, 2020. The Loan bears interest at the greater of (a) three month LIBOR and (b) 1.0%, plus a margin of 12.5%, payable in cash quarterly in arrears, beginning on February 17, 2015. The interest rate will be increased by 3.0% in the event of a default under the Credit Agreement. Beginning in January 2017, the Company will be required to make principal payments on the Loan. Beginning in January 2017 and ending on October 31, 2020, subject to a $250,000 per quarter cap, the Lenders will be entitled to receive quarterly revenue based payments from the Company equal to 1.25x of revenue derived from net sales of molecular diagnostics products (the Synthetic Royalty).

The Company agreed to pay certain out-of-pocket costs and expenses incurred by the Lenders and the Agent in connection with the Credit Agreement and related documents, the administration of the Loan and related documents or the enforcement or protection of the Lenders’ rights. The Lenders are also entitled to (a) a $0.3 million origination fee and (b) a $0.8 million exit fee. In addition, if the Loan is prepaid, the Lenders are entitled to (c) a prepayment fee equal to 6.0% of the Loan if the Loan is prepaid on or after October 31, 2015 but prior to October 31, 2016, 5.0% of the Loan if the Loan is prepaid on or after October 31, 2016 but prior to October 31, 2017 and 2.0% if the Loan is prepaid on or after October 31, 2017 but prior to October 31, 2018, and (d) a prepayment premium applicable to the Synthetic Royalty equal to (i)(1) 1.25% multiplied by (2) the lesser of (A) $80.0 million and (B) the aggregate revenue on net sales of molecular diagnostics products for the four most recently-completed fiscal quarters, multiplied by (ii) the number of days remaining until October 31, 2020, divided by (iii) 360. The Company must also make a mandatory prepayment in connection with the disposition of certain of the Company’s assets.

Pursuant to the Senior Guarantee, the obligations of the Company under the Credit Agreement are guaranteed by the Company and its Subsidiaries in favor of the Agent for the benefit of the Lenders. The Credit Agreement contains customary representations and warranties in favor of the Agent and the Lenders and certain covenants, including among other things, financial covenants relating to liquidity and revenue targets.

The Company received net proceeds of approximately $19.6 million following payment of certain fees and expenses in connection with the Credit Agreement.

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

With our proven record of outsourced promotional services expertise, we took action on our stated strategy of searching for product in-licensing, acquisition and partnering opportunities that could add more predictable, higher growth, higher margin business that can reduce the natural volatility of our current core businesses, and at the same time leverage the breadth of our installed infrastructure and strength of our core commercialization capabilities. Through our Interpace Diagnostics entity, we have executed on our announced strategy of becoming a leading commercialization company for the molecular diagnostics industry via in-licensing, acquiring or partnering. Given our proven core sales and marketing and full commercialization capabilities, we believe this is a natural extension for us and the strength of these core capabilities, our installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with this strategy.

On October 31, 2014,we and our wholly-owned subsidiary, Interpace Diagnostics, LLC (Interpace), entered into an Agreement and Plan of Merger (the Agreement) to acquire RedPath Integrated Pathology, Inc. (RedPath), a molecular diagnostics company helping physicians better manage patients at risk for certain types of gastrointestinal cancers through its proprietary PathFinderTG® platform (the Transaction). The Transaction establishes Interpace in the upper gastroenterology cancer diagnostic market and provides us a growth platform in the diagnostic oncology space, particularly in endocrine and gastrointestinal cancer. We paid $12.0 million in cash at the closing and issued an interest-free note for $11.0 million to be paid in eight equal consecutive quarterly installments beginning October 1, 2016. The interest rate will be 5.0% in the event of a default under the Note.

We also entered into the Contingent Consideration Agreement. Pursuant to the Contingent Consideration Agreement, we agreed to issue 500,000 shares of our common stock, par value $0.01 (Common Stock), upon acceptance for publication of a specified article related to PathFinderTG® for the management of Barrett’s esophagus, and an additional 500,000 shares of the Company’s Common Stock upon the commercial launch of PathFinderTG® for the management of Barrett’s esophagus (collectively, the Common Stock Milestones). We are obligated to make an additional $5 million cash payment upon our achievement of $14.0 million or more in annual net sales of PathFinderTG® for the management of Barrett’s esophagus and a further $5 million cash payment upon our achievement of $37.0 million or more in annual net sales of a basket of assays of Interpace and RedPath. In addition, we are obligated to pay revenue based payments through 2025 of 6.5% on annual net sales above $12.0 million of PathFinderTG®-Pancreas, 10% on annual net sales up to $30 million of PathFinderTG® for the management of Barrett’s esophagus and 20% on annual net sales above $30 million of PathFinderTG® for the management of Barrett’s esophagus.

In connection with the Transaction, we entered into the Credit Agreement. Pursuant to and subject to the terms of the Credit Agreement, we were provided a term loan in the aggregate principal amount of $20.0 million (the Loan). The maturity date of

PDI, Inc.

the loan is October 31, 2020. The Loan bears interest at the greater of (a) three month LIBOR and (b) 1.0%, plus a margin of 12.5%, payable in cash quarterly in arrears, beginning on February 17, 2015. Beginning in January 2017, we will be required to make principal payments on the Loan. Beginning in January 2017 and ending on October 31, 2020, subject to a $250,000 per quarter cap, we will be required to pay quarterly revenue based payments equal to 1.25x of revenue derived from net sales of molecular diagnostics products. See Note 15 Subsequent Event included in this quarterly report of Form 10-Q for additional information regarding this Transaction.

On August 13, 2014, we entered into a definitive agreement to acquire the worldwide rights to the thyroid and pancreas diagnostic product lines from Asuragen, Inc (Asuragen). We paid $8.0 million at closing and will pay an additional $0.5 million at the end of the transition period, plus an additional milestone payment of $0.5 million contingent upon the launch of the pancreas product. In addition, we will pay royalties of 5% on the future net sales of the pancreas product line for 10 years and 3.5% on the future net sales of the thyroid diagnostics product line for 10 years plus 1.5% on the future net sales of certain other products.

In October 2013, we entered into phase one of a collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic, in the United States. Under the terms of the collaboration agreement, we were responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic would be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties were responsible for their respective expenses. We have subsequently determined that we would not enter into the second phase of the collaboration agreement with Transgenomic and have notified Transgenomic of our decision to terminate the collaboration agreement effective June 30, 2014.

In August 2013, we entered into phase one of a collaboration agreement with a privately held, emerging molecular diagnostics company (the Diagnostics Company) to commercialize their fully-developed, molecular diagnostic tests. The Diagnostics Company does not have experience in, or a history of, successfully commercializing diagnostic products. The initial test to be commercialized is fully developed. Under the terms of the collaboration agreement, we paid an initial fee of $1.5 million. In August 2014, we entered into an amendment to the collaboration agreement with the Diagnostics Company reducing the option price to a maximum amount of $3.0 million plus any amounts outstanding under the loan to the Diagnostics Company. If we purchase the outstanding common stock of the Diagnostics Company, in addition to the option price, beginning in 2015, we would pay a royalty of 5.5% on annual net revenue up to $50.0 million with escalating royalty percentages for higher annual net revenue capped at 7.5% for annual net revenue in excess of $100.0 million. We can terminate the amended collaboration agreement if all milestones are not achieved by March 31, 2015. If all milestones are achieved by March 31, 2015 and we have not exercised our option, the Diagnostics Company can terminate the collaboration agreement and pay us a termination fee of approximately $1.5 million.

The amended collaboration agreement gives us the right to extend the effective date of termination until to September 30, 2015 by making a payment of $0.5 million (the Extension Fee) to the Diagnostics Company. If the Extension Fee is paid, and we thereafter purchase the outstanding stock of the Diagnostics Company, then the option price due at closing will be reduced by the amount of the Extension Fee. The amendment to the collaboration agreement eliminated the Diagnostics Company's ability to require us to exercise the option to purchase the outstanding common stock of the Diagnostics Company.

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

DESCRIPTION OF REPORTING SEGMENTS
For the quarter ended September 30, 2014, our three reporting segments were as follows:
▪Sales Services, which consists of the following business units:

•	Dedicated Sales Teams;

•	Established Relationship Teams; and

•	EngageCE.

PDI, Inc.

▪Marketing Services, which consists of the following business units:

•	Group DCA; and

•	Voice.
▪Product Commercialization Services (PC Services), which consists of the following business units:

•	Interpace BioPharma; and

•	Interpace Diagnostics.

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

The majority of our Sales Services contracts are terminable by the customer without cause upon 30 days’ to 120 days’ prior written notice. Additionally, certain contracts include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause.  Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination. The loss or termination of multiple Sales Services contracts could have a material adverse effect on our financial condition, results of operations and cash flow.

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

We entered into two separate collaboration agreements to commercialize molecular diagnostic tests in 2013. Under the terms of our October 2013 strategic collaboration agreement with Transgenomic, we were responsible for all U.S.-based marketing and promotion of CardioPredict™. Prior to determining not to enter the second phase of the collaboration agreement with Transgenomic and notifying Transgenomic of our decision to terminate the collaboration agreement effective June 30, 2014, we bore the cost of our expenses only. For the nine-month period ended September 30, 2014, the Company incurred $0.4 million of costs related to this agreement.

Under the terms of our August 2013 collaboration agreement with a privately held molecular diagnostics company (the Diagnostics Company), that we amended in August 2014, if we enter into the second phase of the amended collaboration arrangement, we will be responsible for the full commercialization of their molecular diagnostic tests. Under the terms of the amended collaboration agreement, we paid an initial fee of $1.5 million and have the ability to enter the second phase of the collaboration agreement in the form of a call option to purchase the outstanding common stock of the Diagnostics Company. The option price is dependent on the achievement of commercialization during the collaboration period (the period up to the exercise of the purchase option or termination of the collaboration agreement) and could be up to $3 million. We can terminate the amended collaboration agreement if commercialization is not achieved by March 31, 2015 and would receive a $1.0 million termination fee. If commercialization is achieved by March 31, 2015 and we have not exercised our option, the Diagnostics Company can terminate the collaboration agreement and pay us a termination fee of approximately $1.5 million. If we purchase the Diagnostics Company, in addition to the option price based on the achievement of milestones, beginning in 2015, we would pay a royalty of 5.5% on annual net revenue up to $50 million with escalating royalty percentages for higher annual net revenue capped at 7.5% for annual net revenue in excess of $100 million.

On August 13, 2014, we, through our wholly-owned subsidiary, Interpace, consummated an agreement to acquire fully developed thyroid and pancreas cancer diagnostic tests, other tests in development for thyroid cancer, associated intellectual property and a biobank with more than 5,000 patient tissue samples (collectively, the Acquired Property) from Asuragen, Inc. (Asuragen) pursuant to an asset purchase agreement (the Agreement). We paid $8.0 million at closing and will be obligated to pay an additional $0.5 million to Asuragen upon the successful completion by Asuragen of certain transition service obligations set forth in a transition services agreement, entered into concurrently with the Agreement. We also entered into two license agreements with Asuragen relating to the Company’s ability to sell the fully developed thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer. In addition, we will be obligated to make a milestone payment of $0.5 million to Asuragen upon the earlier of the launch of a pancreas product or February 13, 2016, and to pay royalties of 5.0% on the future net sales of the pancreas diagnostics product line for a period of ten years following a qualifying sale, 3.5% on the future net sales of the thyroid diagnostics product line through August 13, 2024 and 1.5% on the future net sales of certain other thyroid diagnostic products for a period of ten years following a qualifying sale.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue, net. The trends illustrated in this table may not be indicative of future results.

PDI, Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of services	87.2%	86.3%	85.4%	82.5%
Gross profit	12.8%	13.7%	14.6%	17.5%

Compensation expense	12.6%	12.3%	11.8%	11.6%
Other selling, general and administrative expenses	14.6%	7.3%	11.5%	6.4%
Total operating expenses	27.2%	19.7%	23.4%	18.1%
Operating loss	(14.4)%	(6.0)%	(8.8)%	(0.6)%

Other expense, net	(0.1)%	—%	(0.1)%	—%
Loss from continuing operations before income tax	(14.5)%	(6.0)%	(8.9)%	(0.6)%
Provision for income tax	0.2%	0.2%	0.2%	0.2%
Loss from continuing operations	(14.7)%	(6.2)%	(9.1)%	(0.8)%

Results of Continuing Operations for the Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013
Overview
We operate in three business segments: Sales Services; Marketing Services; and PC Services. During and subsequent to the quarter ended September 30, 2014 we differentiated ourselves by acting on our strategy of adding more predictable, higher growth, higher margin business that could help reduce the natural volatility of our current core business. We are and will continue to leverage the breadth of our installed infrastructure and the strength of our core commercialization capabilities. Given our proven core sales and marketing and full commercialization capabilities, we believe that this is a natural extension for us and the strength of our core capabilities, installed infrastructure and the ability to gain synergies significantly mitigates the risks associated with this strategy.

Revenue, net (in thousands)	Three Months Ended
	September 30,
	2014	2013	Change ($)	Change (%)
Sales Services	$28,186	$30,748	$(2,562)	(8.3)%
Marketing Services	1,006	781	225	28.8%
PC Services	53	2,731	(2,678)	(98.1)%
Total	$29,245	$34,260	$(5,015)	(14.6)%
Consolidated revenue, net (revenue) for the quarter ended September 30, 2014 decreased by $5.0 million, or 14.6%, to $29.2 million, compared to the quarter ended September 30, 2013. The decrease was primarily a result of the natural expiration of a contract in PC Services segment at the end of the second quarter of 2014 and the expiration or reduction of contracts being executed in our Sales Services segment exceeding the contracts entered into in 2014.
Revenue in our Sales Services segment for the quarter ended September 30, 2014 decreased by $2.6 million, or 8.3%, to $28.2 million, compared to the quarter ended September 30, 2013. The decrease in Sales Services revenue, as mentioned above, was primarily due to the expiration or reduction of contracts being executed in 2014 exceeding the contracts entered into.
Revenue in our Marketing Services segment for the quarter ended September 30, 2014 increased $0.2 million, or 28.8%, to $1.0 million, compared to the quarter ended September 30, 2013.  This increase was due to an increase in revenue at our Group DCA business unit.
Revenue in our PC Services segment for the quarter ended September 30, 2014 decreased $2.7 million, or 98.1%, to $0.1 million in the second quarter of 2013 due to the natural expiration of our contract on June 30, 2014.

PDI, Inc.

Cost of services (in thousands)	Three Months Ended
	September 30,
	2014	2013	Change ($)	Change (%)
Sales Services	$24,117	$26,710	$(2,593)	(9.7)%
Marketing Services	1,263	791	472	59.7%
PC Services	130	2,063	(1,933)	(93.7)%
Total	$25,510	$29,564	$(4,054)	(13.7)%

Consolidated cost of services for the quarter ended September 30, 2014 decreased by $4.1 million, or 13.7%, to $25.5 million, compared to the quarter ended September 30, 2013. This decrease was due to the 2014 expiration or reduction of contracts being executed within our Sales Services segment and our PC Services contract ending June 30, 2014.
Cost of services in our Sales Services segment for the quarter ended September 30, 2014 decreased by $2.6 million, or 9.7%, to $24.1 million, compared to the quarter ended September 30, 2013. This decrease was directly attributable to the decrease in revenue discussed above.
Cost of services in our Marketing Services segment for the quarter ended September 30, 2014 increased slightly to $1.3 million, as compared to $0.8 million for the quarter ended September 30, 2013. This increase was attributable to the increase in revenue and costs related to right-sizing the work force in the business unit.
Cost of services in our PC Services segment for the quarter ended September 30, 2014 decreased by $1.9 million compared to the quarter ended September 30, 2013 as a result of the contract ending June 30, 2014.

Gross profit (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$4,069	14.4%	$(257)	(25.5)%	$(77)	NM	$3,735	12.8%
2013	4,038	13.1%	(10)	(1.3)%	668	24.5%	4,696	13.7%
Change	$31		$(247)		$(745)		$(961)

Consolidated gross profit for the quarter ended September 30, 2014 decreased by $1.0 million, or 20.5%, to $3.7 million, compared to the quarter ended September 30, 2013. The change in consolidated gross profit was primarily attributable to the decrease in revenue in our PC Services segment due to the contract naturally ending and the negative gross profit attributable in our Marketing Services segment.
The gross profit percentage in our Sales Services segment for the quarter ended September 30, 2014 increased to 14.4%, from 13.1% in the quarter ended September 30, 2013. This increase was primarily due to slightly improved overall margins within our Dedicated Sales Teams.
The gross profit percentage in our Marketing Services segment for the quarter ended September 30, 2014 decreased to a negative 25.5%, from (1.3)% in the quarter ended September 30, 2013. This decrease was primarily due to costs related to right-sizing the work force in the third quarter of 2014.
The gross profit percentage in our PC Services segment for the quarter ended September 30, 2014 was primarily due to the expenses related to a collaboration agreement for our molecular diagnostic strategy in Interpace Diagnostics and the Interpace BioPharma contract ending on June 30, 2014.

Compensation expense (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$2,809	10.0%	$574	57.1%	$295	556.6%	$3,678	12.6%
2013	3,441	11.2%	670	85.8%	120	4.4%	4,231	12.3%
Change	$(632)		$(96)		$175		$(553)

PDI, Inc.

Consolidated compensation expense for the quarter ended September 30, 2014 decreased by $0.6 million, to $3.7 million, as compared to the quarter ended September 30, 2013. As a percentage of consolidated revenue, consolidated compensation expense increased to 12.6% for the quarter ended September 30, 2014, from 12.3% for the quarter ended September 30, 2013, due to the decrease revenue.
Compensation expense in our Sales Services segment for the quarter ended September 30, 2014 decreased $0.6 million, or 18.4%, to $2.8 million compared to the quarter ended September 30, 2013.  As a percentage of segment revenue, compensation expense decreased 1.2%, to 10.0% for the quarter ended September 30, 2014, from 11.2% for the quarter ended September 30, 2013, due to the decrease in Sales Services compensation costs.
Compensation expense in our Marketing Services segment for the quarter ended September 30, 2014 decreased by $0.1 million, to $0.6 million, compared to the quarter ended September 30, 2013. As a percentage of segment revenue, compensation expense decreased 28.7%, to 57.1% for the quarter ended September 30, 2014, from 85.8% for the quarter ended September 30, 2013. The decrease in segment compensation expense as a percentage of segment revenue was a result of the increase in revenue within the segment as well as the decrease in compensation costs.
Compensation expense in our PC Services segment for the quarter ended September 30, 2014 is attributable to the employee costs in Interpace Diagnostics as we act upon our strategy and the allocated costs of corporate support activities. Compensation expense for the quarter ended September 30, 2013 is attributable to the allocated costs of corporate support activities.

Other selling, general and administrative expenses (in thousands)
Three Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$2,006	7.1%	$452	44.9%	$1,822	NM	$4,280	14.6%
2013	1,913	6.2%	497	63.6%	107	3.9%	2,517	7.3%
Change	$93		$(45)		$1,715		$1,763

Consolidated other selling, general and administrative expenses for the quarter ended September 30, 2014 increased by $1.8 million, to $4.3 million, compared to the quarter ended September 30, 2013. The increase was driven by $1.3 million in costs related to collaboration agreement efforts as we execute on our molecular diagnostic strategy. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses increased to 14.6% for the quarter ended September 30, 2014, from 7.3% in the quarter ended September 30, 2013, due to the increase in PC Services other selling, general and administrative expenses and the decrease in revenue discussed above.
Other selling, general and administrative expenses in our Sales Services segment for the quarter ended September 30, 2014 increased by $0.1 million, to $2.0 million, compared to the quarter ended September 30, 2013, primarily due to the increase in allocated corporate costs. As a percentage of segment revenue, other selling, general and administrative expenses increased 0.9%, to 7.1% for the quarter ended September 30, 2014, from 6.2% in the quarter ended September 30, 2013, primarily due to the decrease in segment revenue.
Other selling, general and administrative expenses in our Marketing Services segment for the quarter ended September 30, 2014 declined slightly when compared to the quarter ended September 30, 2013. Other selling, general and administrative expenses as a percentage of revenue decreased 18.7%, to 44.9% for the quarter ended September 30, 2014, from 63.6% in the quarter ended September 30, 2013 due to the increase in segment revenue.
Other selling, general and administrative expense in our PC Services segment for the quarter ended September 30, 2014 of $1.8 million represents the costs related to investing in our molecular diagnostic strategy and the allocated cost of corporate support activities. Other selling, general and administrative expense for the quarter ended September 30, 2013 of $0.1 million represents the allocated cost of corporate support activities.
Operating loss
We had operating losses of $4.2 million and $2.1 million for the quarters ended September 30, 2014 and 2013, respectively.  The increase in operating loss was primarily due to the PC Services contract ending on June 30, 2014 as well as the efforts related to our molecular diagnostic strategy.
Provision for income tax

PDI, Inc.

We had income tax expense of approximately $0.1 million for each of the quarters ended September 30, 2014 and September 30, 2013. Income tax expense for the quarters ended September 30, 2014 and September 30, 2013 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.
Results of Continuing Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenue, net (in thousands)	Nine Months Ended
	September 30,
	2014	2013	Change ($)	Change (%)
Sales Services	$85,048	$101,267	$(16,219)	(16.0)%
Marketing Services	2,623	3,966	(1,343)	(33.9)%
PC Services	5,930	9,195	(3,265)	(35.5)%
Total	$93,601	$114,428	$(20,827)	(18.2)%
Consolidated revenue for the nine months ended September 30, 2014 decreased by $20.8 million, or 18.2%, to $93.6 million, compared to the nine months ended September 30, 2013. The decrease was primarily a result of the expiration or reduction of contracts being executed in our Sales Services segment exceeding the contracts entered into in 2014.
Revenue in our Sales Services segment for the nine months ended September 30, 2014 decreased by $16.2 million, or 16.0%, to $85.0 million, compared to the nine months ended September 30, 2013. The decrease in Sales Services revenue was primarily due to the expiration or reduction of contracts being executed in 2014 exceeding the contracts entered into.
Revenue in our Marketing Services segment for the nine months ended September 30, 2014 decreased $1.3 million, or 33.9%, to $2.6 million, compared to the nine months ended September 30, 2013.  This decrease was primarily due to a decline in revenue at our Group DCA business unit as a result of fewer contract signings.
Revenue in our PC Services segment for the nine months ended September 30, 2014 decreased $3.3 million, or 35.5%, to $5.9 million, compared to the nine months ended September 30, 2013. This decrease was primarily attributable to natural expiration of our commercialization contract as of June 30, 2014.

Cost of services (in thousands)	Nine Months Ended
	September 30,
	2014	2013	Change ($)	Change (%)
Sales Services	$71,471	$84,658	$(13,187)	(15.6)%
Marketing Services	3,574	2,954	620	21.0%
PC Services	4,921	6,798	(1,877)	(27.6)%
Total	$79,966	$94,410	$(14,444)	(15.3)%

Consolidated cost of services for the nine months ended September 30, 2014 decreased by $14.4 million, or 15.3%, to $80.0 million, compared to the nine months ended September 30, 2013. This decrease was primarily due to the 2014 expiration or reduction of contracts being executed within our Sales Services segment.
Cost of services in our Sales Services segment for the nine months ended September 30, 2014 decreased by $13.2 million, or 15.6%, to $71.5 million, compared to the nine months ended September 30, 2013. This decrease was directly attributable to the decrease in revenue discussed above.
Cost of services in our Marketing Services segment for the nine months ended September 30, 2014 increased to $3.6 million, compared to the $3.0 million for the nine months ended September 30, 2013. This increase was attributable to right-sizing the work force.
Cost of services in our PC Services segment for the nine months ended September 30, 2014 decreased to $4.9 million, compared to the nine months ended September 30, 2013 as a result of the natural expiration of the contract ending on June 30, 2014.

PDI, Inc.

Gross profit (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$13,577	16.0%	$(951)	(36.3)%	$1,009	17.0%	$13,635	14.6%
2013	16,609	16.4%	1,012	25.5%	2,397	26.1%	20,018	17.5%
Change	$(3,032)		$(1,963)		$(1,388)		$(6,383)

Consolidated gross profit for the nine months ended September 30, 2014 decreased by $6.4 million, or 31.9%, to $13.6 million, compared to the nine months ended September 30, 2013. The change in consolidated gross profit was primarily attributable to the decrease in revenue in our Sales Services segment and the negative gross profit attributed to our Marketing Services segment.
The gross profit percentage in our Sales Services segment for the nine months ended September 30, 2014 decreased to 16.0%, from 16.4% in the nine months ended September 30, 2013. This decrease was primarily due to lower margins on our Dedicated Sales Teams.
The gross profit percentage in our Marketing Services segment for the nine months ended September 30, 2014 decreased to a negative 36.3%, from 25.5% in the nine months ended September 30, 2013. This decrease was primarily due to the impact of certain fixed costs over a lower revenue base and the business unit not being able to reduce its cost structure enough due to the launch of its new product, PD One™.
The gross profit percentage in our PC Services segment for the nine months ended September 30, 2014 decreased to 17.0%, from 26.1% in the nine months ended September 30, 2013. The decrease in gross profit percentage was primarily due to the expenses related to our molecular diagnostic strategy in Interpace Diagnostics.

Compensation expense (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$8,719	10.3%	$1,589	60.6%	$773	13.0%	$11,081	11.8%
2013	10,935	10.8%	1,980	49.9%	385	4.2%	13,300	11.6%
Change	$(2,216)		$(391)		$388		$(2,219)

Consolidated compensation expense for the nine months ended September 30, 2014 decreased by $2.2 million, to $11.1 million, as compared to the nine months ended September 30, 2013. As a percentage of consolidated revenue, consolidated compensation expense increased to 11.8% for the nine months ended September 30, 2014, from 11.6% for the nine months ended September 30, 2013, due primarily to the decrease in period-over-period revenue.
Compensation expense in our Sales Services segment for the nine months ended September 30, 2014 decreased $2.2 million, or 20.3%, to $8.7 million compared to the nine months ended September 30, 2013.  As a percentage of segment revenue, compensation expense decreased 0.5%, to 10.3% for the nine months ended September 30, 2014, from 10.8% for the nine months ended September 30, 2013, due to the decrease in Sales Services compensation expense.
Compensation expense in our Marketing Services segment for the nine months ended September 30, 2014 decreased by $0.4 million, to $1.6 million, compared to the nine months ended September 30, 2013. As a percentage of segment revenue, compensation expense increased 10.7%, to 60.6% for the nine months ended September 30, 2014, from 49.9% for the nine months ended September 30, 2013. The increase in segment compensation expense as a percentage of segment revenue was a result of the decrease in revenue within the segment more than offsetting the decrease in compensation costs.
Compensation expense in our PC Services segment for the nine months ended September 30, 2014 is attributable to the employee costs in our Interpace Diagnostics business unit and the allocated costs of corporate support activities. Compensation expense for the nine months ended September 30, 2013 is attributable to the allocated costs of corporate support activities.

PDI, Inc.

Other selling, general and administrative expenses (in thousands)
Nine Months Ended	Sales	% of	Marketing	% of	PC	% of		% of
September 30,	Services	Sales	Services	Sales	Services	Sales	Total	Sales
2014	$6,063	7.1%	$1,750	66.7%	$2,984	50.3%	$10,797	11.5%
2013	5,643	5.6%	1,410	35.6%	311	3.4%	7,364	6.4%
Change	$420		$340		$2,673		$3,433

Consolidated other selling, general and administrative expenses for the nine months ended September 30, 2014 increased by $3.4 million, to $10.8 million, compared to the nine months ended September 30, 2013. The increase was driven by $2.4 million in costs related to efforts surrounding our molecular diagnostic strategy and $0.3 million of costs to early terminate the Group DCA facility lease. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses increased to 11.5% for the nine months ended September 30, 2014, from 6.4% in the nine months ended September 30, 2013, due to the increase in consolidated other selling, general and administrative expenses and the decrease in revenue discussed above.
Other selling, general and administrative expenses in our Sales Services segment for the nine months ended September 30, 2014 increased by $0.4 million, to $6.1 million, compared to the nine months ended September 30, 2013, primarily due to the increase in allocated corporate costs. As a percentage of segment revenue, other selling, general and administrative expenses increased 1.5%, to 7.1% for the nine months ended September 30, 2014, from 5.6% in the nine months ended September 30, 2013, primarily due to the decrease in segment revenue.
Other selling, general and administrative expenses in our Marketing Services segment for the nine months ended September 30, 2014 increased by $0.3 million compared to the quarter ended September 30, 2013. Other selling, general and administrative expenses as a percentage of revenue increased 31.1%, to 66.7% for the nine months ended September 30, 2014, from 35.6% in the quarter ended September 30, 2013 due to the increase in other selling, general and administrative costs and the decrease in segment revenue.
Other selling, general and administrative expense in our PC Services segment for the nine months ended September 30, 2014 of $3.0 million represents the costs related to investing in our molecular diagnostic strategy and the allocated cost of corporate support activities. Other selling, general and administrative expense for the nine months ended September 30, 2013 of $0.3 million represents the allocated cost of corporate support activities during that period.
Operating loss
We had an operating loss of $8.2 million and operating an operating loss of $0.6 million for the nine months ended September 30, 2014 and 2013, respectively.  The increase in operating loss was primarily due to the decrease in revenue and gross profit within both our Sales Services and Marketing Services segments as well as the efforts related to our molecular diagnostic strategy.
Provision for income tax
We had income tax expense of approximately $0.2 million for each of the nine-month periods ended September 30, 2014 and September 30, 2013. Income tax expense for the nine-month periods ended September 30, 2014 and September 30, 2013 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2014, we had cash and cash equivalents and short-term investments of approximately $27.1 million and working capital of $13.5 million, compared to cash and cash equivalents and short-term investments of approximately $45.7 million and working capital of approximately $31.3 million at December 31, 2013.  As of September 30, 2014, we had no commercial debt.
For the nine-month period ended September 30, 2014, net cash used in operating activities was $8.0 million, compared to net cash provided by operations of $0.2 million for the nine-month period ended September 30, 2013.  The main components of cash used in operating activities during the nine-month period ended September 30, 2014 were a net loss of $8.6 million and a decrease in accrued salaries and bonus of $2.8 million. The main components of net cash provided by operating activities during the nine-month period ended September 30, 2013 were a decrease in accounts receivable of $6.7 million and a decrease in other current

PDI, Inc.

assets of $2.3 million, offset by a net loss of $0.9 million, an increase in unbilled receivables of $4.7 million and a decrease in unearned contract revenue of $2.5 million. The 2013 increase in unbilled costs and decrease in accounts receivable was primarily due to changes in billing terms in contracts with our largest customer.
As of September 30, 2014 and December 31, 2013, we had $6.3 million and $8.0 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally, all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of September 30, 2014 and December 31, 2013, we had $7.6 million and $9.4 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are realized as revenue when earned.
For the nine-month period ended September 30, 2014, we had net cash used in investing activities of $10.5 million which consisted of $8.0 million in our purchase of thyroid and pancreas cancer diagnostic tests, $0.5 million for a diagnostic testing lab, $1.3 million in capital expenditures and $0.6 million in loans made to the Diagnostics Company. There was $3.1 million of cash used in investing activities during the nine-month period ended September 30, 2013, of which $1.6 million related to capital expenditures and $1.5 million was an investment in a non-controlled entity. All loans and capital expenditures were funded out of available cash.
For the nine-month periods ended September 30, 2014 and September 30, 2013, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.
Going Forward

During the first nine months of 2014 we have differentiated ourselves by acting on our strategy of adding more predictable, higher growth, higher margin business that could reduce the natural volatility of our current core business. With our recent announcements of acquiring RedPath, as well as funding from our financing agreement, and certain product lines from Asuragen, we are executing on our strategic intent of becoming a leading commercialization company for the molecular diagnostics industry. We will continue to commercialize product lines, and expand commercialization as we exit 2014 and enter 2015. The final determination of our strategy is dependent upon, among other things, commercial responsiveness to promotional efforts.

In addition, we will continue to focus on the flawless execution of our outsourced promotional services programs in order to consistently deliver desired results. We recognize that our relationships with customers are dependent upon the quality of our performance and our ability to reach and engage their target audiences in a positive and meaningful manner. Through our core outsourced promotional services expertise, we will continue to provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  We have, and will continue to, evolve our promotional capabilities for many large pharmaceutical companies, a variety of emerging and specialty pharmaceutical and biotechnology companies as well as diagnostic and other healthcare service providers.

We will continue to be diligent with our cash, supplemented by additional financings, to continue this strategy as commercializing these molecular diagnostic product lines will require additional resources in 2015. We will continue to refocus resources internally, and add both internal and external resources, to execute upon our strategy.

Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $2.0 million in 2014.  We expect our working capital requirements to increase as a result of entering the molecular diagnostics industry and new customer contracts generally providing for longer than historical payment terms.

Considering the information provided above, we anticipate 2014 operations will result in a loss and 2014 cash flows will be negative. We estimate that cash as of December 31, 2014, could be in the range of $21 million to $23 million. We believe that we will require alternative forms of financing to achieve our strategic plan.

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

PDI, Inc.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
None.
Item 1A. Risk Factors
Below is the material change to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K). You should carefully consider the risk below and the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risk described below and in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
We may experience impairment charges of our other intangible assets.

We are required to evaluate other intangible assets for impairment at least annually, and between annual tests if events or circumstances warrant such a test.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  We test other intangible assets for impairment at the reporting unit level, which is one level below our segments.  Other intangible assets have been assigned to the reporting units to which the value of the other intangible assets relate.  We currently have one reporting unit, Interpace Diagnostics, having other intangible assets.  If we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If our projected long-term sales growth rate, profit margins or terminal growth rate are considerably lower and/or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a non-cash impairment loss in our statement of operations. See Note 5, Goodwill and Other Intangible Assets, to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

PDI, Inc.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

2.2	Asset Purchase Agreement by and between Interpace Diagnostics, LLC and Asuragen, Inc. dated August 13, 2014, filed herewith.

10.1.1*	First Amendment to the Collaboration Agreement dated as of August 19, 2013, field herewith.

10.30	Transition Services Agreement between Interpace Diagnostics, LLC and Asuragen, Inc, dated August 13, 2014, filed herewith.

10.31	License Agreement between Interpace Diagnostics, LLC and Asuragen, Inc, dated August 13, 2014, filed herewith.

10.32	CPRIT License Agreement between Interpace Diagnostics, LLC and Asuragen, Inc, dated August 13, 2014, filed herewith.

10.33	Supply Agreement between Interpace Diagnostics, LLC and Asuragen, Inc, dated August 13, 2014, filed herewith.

10.34	Guaranty, dated August 13, 2014, by PDI, Inc. in favor of Asuragen, Inc., filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Portions of this agreement have been omitted from the filed Exhibit, and filed separately with the Commission together with a Request for Confidential Treatment.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 5, 2014	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Graham G. Miao
Graham G. Miao
Chief Financial Officer