Form 10-K
period 2014-12-31
PDI INC
filed 2015-03-05
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to_________________

Commission file Number: 000-24249

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $29,097,168 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2015, 15,345,432 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2014, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K (Form 10-K), the Proxy Statement is not deemed to be filed as part hereof.

PDI, Inc.
Annual Report on Form 10-K

* The information required under this item is to be contained in the Proxy Statement for the registrant's annual meeting of stockholders, and is incorporated herein by reference. It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2015.

PDI, Inc.
Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” "could," “may,” “will” or similar words and expressions.  These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I – Item 1 – “Business” and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	our ability to profitably grow our Interpace Diagnostics segment, including our ability to successfully compete in the market;

•	our ability to successfully negotiate contracts in our Commercial Services segment with reasonable margins and favorable payment terms;

•	our ability to obtain broad adoption of and reimbursement for our molecular diagnostic tests in a changing reimbursement environment;

•	the demand for our molecular diagnostic tests from physicians and patients;

•	whether we are able to successfully utilize our operating experience from our Commercial Services segment to sell our molecular diagnostic tests;

•	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;

•	our plans to develop, acquire and commercialize our existing and planned molecular diagnostic tests, as applicable;

•	the effect current and future laws, licensing requirements and regulation have on our Commercial Services and Interpace Diagnostics segments;

•	our exposure to environmental liability as a result of our Interpace Diagnostics segment;

•	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

•	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

•	product liability claims against us;

•	our involvement in current and future litigation against us;

•	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests and Interpace Diagnostics;

•
in our Commercial Services segment, early termination of a significant services contract, the loss of one or more of our significant customers or a material reduction in service revenues from such customers;

•	our customer concentration risk in our Commercial Services segment in light of continued consolidation within the pharmaceutical industry and our current business development opportunities;

•	our ability to meet performance goals in incentive-based arrangements with customers in our Commercial Services segment;

•	our ability to attract and retain qualified sales representatives and other key employees and management personnel;

•	changes in outsourcing trends or a reduction in promotional and sales expenditures in the pharmaceutical, biotechnology and healthcare industries;

•	competition in the industries in which we operate or expect to operate;

•	our ability to obtain additional funds in order to implement our business models and strategies;

•	our ability to satisfy our debt, royalty and milestone obligations and comply with our debt covenants;

•
our ability to successfully identify, complete and integrate any future acquisitions or successfully complete and integrate our Interpace Diagnostics segment and the effects of any such items on our revenues, profitability and ongoing business;

•	failure of third-party service providers to perform their obligations to us;

•	the results of any future impairment testing for goodwill and other intangible assets;

•	the effect our largest stockholder may have on us; and

•	volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings.

PDI, Inc.
Annual Report on Form 10-K

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

 Company Background

We are a leading healthcare commercialization company providing go-to-market strategy and execution to established and emerging pharmaceutical, biotechnology, diagnostics and healthcare companies in the United States through our Commercial Services segment, and developing and commercializing molecular diagnostic tests through our Interpace Diagnostics segment.

Our Commercial Services segment is focused on providing outsourced pharmaceutical, biotechnology, medical device and diagnostic sales teams to our corporate customers. Through this business, we offer a range of complementary sales support services designed to achieve our customers’ strategic and financial objectives.

Our Interpace Diagnostics segment is focused on developing and commercializing molecular diagnostic tests, leveraging the latest technology and personalized medicine for better patient diagnosis and management. Through our Interpace Diagnostics segment, we aim to provide physicians and patients with diagnostic options for detecting genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers. Our customers in our Interpace Diagnostics segment consist primarily of physicians, hospitals and clinics.

We were originally incorporated in New Jersey in 1986 and began commercial operations in 1987. In connection with our initial public offering, we re-incorporated in Delaware in 1998. We conduct our Commercial Services segment through our parent company, PDI, Inc. and our wholly-owned subsidiary, PDI BioPharma, LLC, which was formed in New Jersey in 2011. We conduct our Interpace Diagnostics segment through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013 and Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc. (RedPath)) which was formed in Delaware in 2007. Our executive offices are located at Morris Corporate Center 1, Building A, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (800) 242-7494.

Our Business

We provide pharmaceutical, biotechnology, diagnostics and healthcare companies with full-service outsourced product commercialization and promotion solutions through our Commercial Services segment.  Our Commercial Services segment offers customers a range of standard and customizable options for their products throughout their entire lifecycles, from development to commercialization.  We have over 25 years of experience in the Commercial Services business that allows us to provide services that are innovative, flexible and designed to drive our customers’ profits and respond to a continually changing market.  Over the course of our operating history, we have designed and successfully implemented commercialization programs for many large pharmaceutical companies, a variety of emerging and specialty pharmaceutical and biotechnology companies and diagnostic and other healthcare service providers.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients.

We are also developing and commercializing molecular diagnostic tests to detect genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers through our Interpace Diagnostics segment. As a result of our acquisitions during 2014 of RedPath and certain assets from Asuragen, Inc. (Asuragen) our Interpace Diagnostics segment offers PancraGen™ (formerly known as PathFinderTG® Pancreas), a diagnostic test designed for determining risk of malignancy in pancreatic cysts, and ThyGenX™, a next-generation sequencing test designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules. We have three additional diagnostic tests in late stage development that are designed to detect genetic and other molecular alterations that are associated with gastrointestinal cancers and one diagnostic test in late stage development that is designed to detect molecular alterations that are associated with thyroid cancer.

 Strategy

Our goals are to grow our Interpace Diagnostics segment and expand our Commercial Services segment. The key elements of our strategy to achieve these goals include:

•
focusing on more predictable and higher growth, higher margin businesses by growing PancraGen™ and ThyGenX™ and developing and commercializing our other molecular diagnostic tests that are in development;

PDI, Inc.
Annual Report on Form 10-K

•	utilizing our deep knowledge from our Commercial Services segment to commercialize our molecular diagnostic tests;

•	building a leading oncology diagnostics business, beginning with our focus in the gastrointestinal and endocrine cancer markets;

•
leveraging our Clinical Laboratory Improvement Amendments, or CLIA, certified, and College of American Pathologists, or CAP, accredited laboratories in Pittsburgh, Pennsylvania and New Haven, Connecticut to develop and commercialize our molecular diagnostic tests;

•
strengthening and expanding our intellectual property position by seeking and maintaining domestic and international patents on our current assets and inventions that are commercially important to our business; and

•	providing innovative, flexible, customizable and cost effective services to our customers.

Reporting Segments

We now have two reporting segments: Commercial Services and Interpace Diagnostics. Effective December 31, 2014, we realigned our reporting segments, and service offerings and operating segments within our reporting segments, due to the acquisition of RedPath and acquiring certain assets from Asuragen, Inc. (Asuragen) to reflect our current and going forward business strategy. As part of our strategy, we have decided to sell our Group DCA business in an effort to reduce spending in the area and focus our resources on our strategic plan. We have classified this business as discontinued operations and held-for-sale, and will no longer be presenting a Marketing Services segment.

Commercial Services

Our Commercial Services segment generates fee-for-service revenue from personal promotion, medical and clinical service, and full product commercialization arrangements. The revenue generated from our Commercial Services segment was $118.5 million for the fiscal year ended December 31, 2014, which represented 98.8% of our consolidated revenue for the period.

Personal Promotion
We provide our customers with personal promotion through outsourced sales teams that target healthcare providers in the United States. Personal promotion involves a sales representative meeting face-to-face with targeted physicians and other healthcare decision makers to provide a technical review of the product being promoted and deliver marketing materials, often including samples.  Personal promotion also consists of a portfolio of expanded services, which includes talent acquisition services, short-term sales teams and vacancy coverage services.  Our talent acquisition platform provides our customers with an outsourced, stand-alone sales force focused on delivering recruiting and on-boarding services.  Short-term programs provide temporary full- or flex-time sales teams, and are designed to help our customers increase brand impact during key market cycles, rapidly respond to regional opportunities and conduct pilot programs.  Our vacancy coverage services provide customers with outsourced full- or flex-time sales representatives to fill temporary territory vacancies created by leaves of absence within our customers’ internal sales forces, thereby allowing our customers to maintain continuity of services. Personal promotion teams can be deployed on either a customer dedicated or shared basis, and may use either full- or flex-time sales representatives.

Our personal promotion services include the ability to provide a dedicated sales team that works exclusively on behalf of a single customer.  Dedicated sales teams are customized to meet our customers’ specifications with respect to sales representative profiles, physician targeting, product training, incentive compensation plans, integration with our customers’ in-house sales force, call reporting platforms and data integration.  Without adding permanent personnel, our customers receive high quality, industry-standard sales teams that are comparable to an internal sales force.

As part of personal promotion services, we also provide our established relationship team business model that utilizes a single sales team that manages sales of multiple non-competing brands for different customers.  Our established relationship team business model makes a face-to-face selling resource available to our customers who demand an alternative to a dedicated sales team.  We are a leading provider of established relationship teams in the United States. Since costs can be shared among various customers, established relationship teams are generally less expensive than programs involving a dedicated sales force yet our customers still receive direct access to their target healthcare providers.

Our sales teams can employ PD One™, our proprietary internally-used technology platform that enables our customers to share personal and brand interactions with physicians through a secure, professional networking platform that features direct

PDI, Inc.
Annual Report on Form 10-K

messaging and dynamic content. This platform allows real-time, two-way, compliant digital communications with physicians through a representative/physician web page and offers physicians personalized access to clinical information and product related resources, and allows sales representatives to share a variety of approved content, including co-pay cards, interactive videos and clinical data.

Medical and Clinical Services

We provide medical science liaisons, or MSLs, clinical educators, or CEs, and medical affairs services to our customers to support complex products, including injectable and infusion therapies or specialty drugs with complicated protocols or Risk Evaluation and Mitigation Strategy (REMS) requirements.

Our MSLs support our customers’ brands by building peer-to-peer relationships with thought leaders, clinicians, investigators and payors; holding in-depth scientific, clinical, disease state and guideline discussions; and assisting in the field to raise awareness and advocate for safe and proper use of our customers’ products.

Our CEs work with healthcare providers typically in the management of chronic diseases in order to optimize patient care and outcomes. Our CEs help healthcare providers transition from providing routine healthcare to implementing our customers’ recognized and recommended standards of care.  The primary focus of our CEs is to instill best-practice treatment standards and procedures among healthcare providers and engage in discussions on appropriate drug therapies. This involves the implementation of protocols that proactively enhance patient and disease management, with the goals of preventing medical issues from becoming more serious and improving patient outcomes. The secondary focus of our CEs is to provide patient education on medical treatments to improve the patients’ ownership of their disease.

We also provide consulting services to augment our customers “medical affairs” functions in areas such as medical strategy and launch, medical information and responding to inquiries, sales training and promotional review and life-cycle strategies.

Full Product Commercialization

Our full product commercialization service offering provides category-focused expertise and a complete and customized product commercialization infrastructure that is designed to successfully bring our customers’ products to market. These services include strategic planning and management, medical, regulatory and legal management, branding, marketing and sales promotion, pricing strategy, managed market support, compliance, product distribution and full supply chain management. Our full product commercialization services provide our customers with a fully integrated, full-service product commercialization solution without our customers having to lose promotional control or giving up a large share of economic value that is generally associated with other commercialization alternatives such as out-licensing or co-promotion arrangements.

For details on revenue, operating results and total assets by segment, see Note 17, Segment Information, to the consolidated financial Statements included in this Form 10-K.

Contracts

Commercial Services:
Our contracts for our Commercial Services contracts are nearly all fee-for-service arrangements that typically included certain agreed upon pass-through costs.  The terms of these contracts are typically between one and three years. On occasion, certain contracts have terms that are shorter due to the seasonal nature of the products or at the request of our customers. All agreements, whether or not specifically provided for by terms within the contract, may be renewed or extended upon mutual agreement of the parties. Renewed or extended contracts may include revised terms for provisions such as pricing, penalties, incentives and performance metrics.

The majority of our contracts are terminable by our customers without cause upon 30 days’ to 180 days’ prior written notice.  Additionally, certain contracts include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause.  Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination. Depending upon our customers’ strategic plans, some contracts may have provisions that allow for our customers to internalize some or all of the commercialization activities at agreed upon milestones.

PDI, Inc.
Annual Report on Form 10-K

Our contracts generally include standard mutual representations and warranties as well as mutual confidentiality and indemnification provisions, including product liability indemnification for our protection.  Some of our contracts also include exclusivity provisions limiting our ability to promote or represent competing products during the contract service period unless consent has been provided by the customer, and may also require the personnel we utilize to be dedicated exclusively to promoting or representing a single customer’s product for the term of the contract.

Some of our contracts, including contracts with significant customers, may contain both activity and sales performance benchmarks requiring adherence to certain call plan metrics, such as a minimum amount of detailing activity to certain physician targets or other contact metrics and sales performance. Our failure to meet these benchmarks may result in specific financial penalties for us such as a reduction in our program management fee on our dedicated sales agreements or a discount on the fee we are permitted to charge per detail on our established relationships agreements.  Conversely, these same agreements generally include risk-based metrics which allow for incentive payments that can be earned if our activities generate results that meet or exceed agreed-upon performance targets.

All of our contracts provide for certain reimbursable out-of-pocket expenses such as travel, meals and entertainment or product sample distribution costs, for which we are reimbursed at cost by our customers. Certain contracts may also provide for reimbursement of other types of expenses depending upon the type of services that we are providing to our customers.

Interpace Diagnostics
Our Interpace Diagnostics segment generates revenue from sales of our molecular diagnostic tests, which we began selling in late 2014. The revenue generated from our Interpace Diagnostics segment was $1.5 million for the fiscal year ended December 31, 2014, or 1.2% of our consolidated revenue for the same period. We expect the revenue generated from our Interpace Diagnostics segment to grow in the future.

Background

The molecular diagnostics industry in general and the oncology molecular diagnostics industry in particular are projected to grow significantly over the next 10 years. Molecular diagnostics is one of the largest and fastest growing segments in the $57 billion in vitro diagnostics industry. Visiongain, a UK-based business intelligence service estimated that the molecular diagnostics global market will reach $6.1 billion with the United States accounting for approximately 50% of the total in 2014 and forecasted a compound annual growth rate for the market of approximately 15% over the next 10 years. Oncology, which represents the second largest segment after infectious disease, is the fastest growing segment of the molecular diagnostics market. The Centers for Medicare and Medicaid Services, or CMS, of the Department of Health and Human Services estimated in June 2014 that there were more than 5,900 independent clinical reference laboratories and specialty clinics, and more than 8,900 hospital-based laboratories, in the United States.

The molecular diagnostics industry is highly fragmented with numerous science-based companies that have developed clinical tests that are on the market or ready or near ready for market. A vast majority of these companies have very limited experience bringing a test to market and many of them do not have the capital to build an infrastructure to effectively commercialize their tests. Due to their complexity, most molecular diagnostic tests require a specialized go-to-market strategy that includes messaging to physicians and potentially patients, similar to the launching of a new drug in the pharmaceutical market. Developing and delivering these kinds of messages is one of our strengths as we are able to fully leverage our extensive experience from our Commercial Services business in a manner that we believe will be impactful and innovative and will maximize our return on investment. Accordingly, we believe that our Diagnostics business will grow significantly in the future, beginning in 2015, and our ability to gain synergies from our complementary Commercial Services business significantly mitigates the risks associated with our entry into the molecular diagnostics business. If we are successful in growing our Diagnostics business, we believe that we will add a more predictable and higher growth, higher margin business that will increase shareholder value.

Our Molecular Diagnostic Tests

We are developing and commercializing molecular diagnostic tests to detect genetic alterations that are associated with gastrointestinal and endocrine cancers. Our Interpace Diagnostics segment offers PancraGen™, a diagnostic test designed for determining risk of malignancy in pancreatic cysts, and ThyGenX™, a next-generation sequencing test designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules. We have three diagnostic tests in late stage development that are designed to detect genetic alterations that are associated with gastrointestinal cancers and one diagnostic test in late stage development that is designed to detect genetic alterations that are associated with endocrine cancers.

PDI, Inc.
Annual Report on Form 10-K

Gastrointestinal Cancer Tests

We have one gastrointestinal cancer diagnostic test that is currently on the market and three other gastrointestinal cancer diagnostic tests that are in late stage development. Our gastrointestinal cancer diagnostic tests are based on our PathFinderTG® platform, which is designed to use advanced clinical algorithms to accurately stratify patients according to risk of cancer by assessing panels of DNA abnormalities in patients who have lesions (cysts or solid masses) with potential for cancer. Our PathFinderTG® platform is supported by our state of the art Clinical Laboratory Improvement Amendments (CLIA) certified, and College of American Pathologists (CAP) accredited laboratory in Pittsburgh, Pennsylvania. Our Pittsburgh laboratory will become our commercial-scale and development Center of Excellence and we intend to process certain of our current and future oncology related tests and support our development activities through this laboratory.

PancraGen™ is our gastrointestinal cancer diagnostic test that is currently on the market. PancraGen™ is designed for determining risk of malignancy in pancreatic cysts. We believe that PancraGen™ is the leading integrated molecular diagnostic test for determining risk of malignancy in pancreatic cysts currently available on the market. We estimate that the total market for PancraGen™ is approximately $350 million annually based on the current size of the patient population and current and anticipated reimbursement rates. To date, PancraGen™ has been used in about 20,000 clinical cases. Recently, the results of a study by the National Pancreatic Cyst Registry were published in the February 2015 issue of Endoscopy, the leading international periodical in the field of gastroenterology. The study involved a ten-institution study and patient registry that examined the ability of PancraGen™ to determine malignancy in pancreatic cysts. This study demonstrated that PancraGen™ as a clinically validated test more accurately determined the malignant potential of pancreatic cysts than the Sendai 2012 guideline, which was a study to evaluate the accuracy of the Sendai 2012 EUS criteria for detection of malignant pancreatic cystic legions in the context of routine clinical care. Accordingly, we believe that PancraGen™ provides a highly reliable diagnostic option for identifying patients with pancreatic cysts who are at low or high risk for pancreatic cancer.

Our three gastrointestinal cancer diagnostic tests that are in late stage development are BarreGen™, PancraMir™ (formerly known as miRInform™ Pancreas) and a diagnostic test for biliary cancer. BarreGen™ is designed to evaluate patients with Barrett’s esophagus, a common upper gastrointestinal condition that can progress to esophageal cancer. We estimate that the total market for BarreGen™ is approximately $2 billion annually based on the current size of the patient population and anticipated reimbursement rates. We expect BarreGen™ to be commercially available in the second half of 2015. PancraMir™ is designed for determining risk of malignancy in pancreatic masses, and will be positioned in the same general market as PancraGen™, which we estimate is approximately $350 million annually based on the current size of the patient population and current and anticipated reimbursement rates. PancraMir™ is a microRNA-based test and PancraGen™ is a DNA-based test. When used together, we believe PancraMir™ will provide complementary and more precise information to assist physicians in diagnosing patients and allow us to capture a larger part of the market. We expect PancraMir™ to be commercially available no later than the first quarter of 2016. Our biliary cancer diagnostic test is designed to assess the risk of cancer in patients with biliary tract obstructions. We estimate the total market for this test is approximately $125 million annually based on the current size of the patient population and anticipated reimbursement rates.

Endocrine Cancer Tests

We have one endocrine cancer diagnostic test that is currently on the market and one endocrine cancer diagnostic test that is in late stage development. Our endocrine cancer diagnostic tests are based on our miRInform™ platform, which uses assays comprised of genetic markers that are designed to detect genetic alterations that are associated with endocrine cancers. Our technology is supported by our state of the art CLIA-certified laboratory in New Haven, Connecticut. Our Connecticut laboratory will become one of our development Centers of Excellence and we intend to process certain of our current and future oncology related tests and support our development activities through this laboratory.

ThyGenX™ is our DNA based endocrine cancer diagnostic test that is currently on the market. ThyGenX™ is a next-generation sequencing test designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules. ThyGenX™, when applied to indeterminate fine needle aspiration, or FNA, provides a highly specific “rule-in” test with over 80% positive predictive value in predicting whether a patient’s thyroid nodule is cancerous. Our endocrine cancer diagnostic test that is in late stage development is ThyraMir™, which we expect to bring to the market by the second half of 2015. ThyraMir™ is based on microRNA and is designed to provide a highly sensitive “rule-out” test to accurately categorize a mutation negative indeterminate FNA as being benign or malignant. We estimate the total market for our endocrine cancer diagnostic tests is approximately $350 million annually based on the current size of the patient population, estimated numbers of indeterminate FNAs and current and anticipated reimbursement rates.

PDI, Inc.
Annual Report on Form 10-K

Endocrinologists evaluate thyroid nodules for possible cancer by collecting cells through FNAs that are then analyzed by cytopathologists to determine whether or not a thyroid nodule is cancerous. It is estimated that up to 30% or up to approximately 150,000 of FNAs analyzed annually yield indeterminate results, meaning they cannot be diagnosed as definitely malignant or benign by cytopathology alone. Traditionally, guidelines recommended that patients with indeterminate cytopathology results undergo surgery to remove all or part of their thyroid to obtain an accurate diagnosis by looking directly at the thyroid tissue. Historically, in approximately 70% to 80% of these cases, the thyroid nodule proves to be benign. In addition to exposing a patient to unnecessary surgical risk and incurring costs, surgery can lead to a lifetime of thyroid hormone replacement. Our ThyGenX™ test, which is currently on the market, and ThyraMir™, which we intend to bring to the market by the second half of 2015, are aimed at significantly improving the ability of physicians to determine an accurate diagnosis of an indeterminate FNA result. We expect that the combination of ThyGenX™ and ThyraMir™ will be complementary in the market and provide physicians with the most accurate means available to determine whether indeterminate FNAs are malignant or benign.

Research and Development
We intend to conduct our research and development activities primarily in our CLIA-certified New Haven laboratory and CLIA-certified, CAP-accredited laboratory in Pittsburgh. Our research and development efforts currently focus on developing and improving PancraGen™, BarreGen™, PancraMir™, a diagnostic test for biliary cancer , ThyGenX™ and ThyraMir™. We believe that continuing to develop and improve our molecular diagnostic tests will increase the value of our tests, drive additional diagnostic tests and increase sales.

We will continue to focus our research and development efforts on enhancing existing molecular diagnostic tests as new research becomes available. We may enter collaborative relationships with research and academic institutions for the development of additional or enhanced molecular diagnostic tests to further increase the depth and breadth of our molecular diagnostic test offerings. Where appropriate, we may also enter into royalty agreements with our collaborative partners to license intellectual property for use in our molecular diagnostic test panels.

Significant Customers

Historically, we have experienced a high degree of customer concentration in our Commercial Services segment.  Our two largest customers were Pfizer Inc. and Vivus, Inc., which accounted for 48.0% and 22.6%, respectively, of our revenue for the year ended December 31, 2014, and collectively accounted for 51.5% of our accounts receivable and unbilled receivable balances as of December 31, 2014.

Marketing

Commercial Services

Our Commercial Services marketing efforts target established and emerging companies in the pharmaceutical, biotechnology and healthcare industries and are designed to reach the senior sales, marketing, and business development personnel within these companies with the goal of informing them of the services we offer and the value we can bring to the promotion and sale of their products.  Our tactical plan usually includes editorial contributions and/or advertising in trade publications, direct marketing campaigns, presence at industry seminars and conferences and a direct selling effort.  We have a dedicated team of business development specialists who work within our segments to identify needs and opportunities within the pharmaceutical, biotechnology and healthcare industries that we can address. We review possible business opportunities as identified by our business development team and develop a customized strategy and solution for each attractive business opportunity.

Interpace Diagnostics

Our Diagnostic Services commercialization efforts are currently focused on Endocrinology and Gastroenterology franchises.  Communication of our Interpace Diagnostic marketing messages are through our field based sales teams, print and digital advertising, web presence, publications, and exhibits.  We believe that our tests provide value to payors, physicians and patients by lowering healthcare costs through avoidance of unnecessary surgeries, lessening the morbidity of these unnecessary surgeries for patients and providing better diagnostic and prognostic options to physicians. We support our tests value propositions through rigorous science that demonstrates their clinical and analytical validation and clinical utility that is then published in peer-reviewed journals. We communicate this value throughout our marketing messages. We also support physician education programs communicated and led by local and nationally recognized physician thought leaders and we communicate to patient advocacy groups through our medical science liaisons, and our patient advocacy professionals.

PDI, Inc.
Annual Report on Form 10-K

We also communicate to payors, integrated delivery systems and hospital systems about our tests value through highly trained professionals who are experienced in reimbursement and business to business selling and through face to face meetings, phone calls, digital communications and advisory boards. We develop health economic analysis and incorporate these along with our clinical validation studies, and clinical utility studies to demonstrate out tests value to the payors, integrated delivery systems and hospital systems that we call on.

Intellectual Property

Patents, trademarks and other proprietary rights are very important to our Interpace Diagnostics business. We generate our own intellectual property and hold numerous patents and patent applications covering our existing and future products and technologies. As of December 31, 2014, we owned 2 issued patents and 17 pending patent applications in the United States. Our issued patents expire in 2027, and our pending patent applications, if issued, are expected to expire between 2027 and 2032, absent any adjustments or extensions. Our patents are directed to certain of the technologies relating to detecting, diagnosing, and classifying thyroid tumors, pancreatic cysts and other forms of gastrointestinal disorders, such as Barrett's esophagus.

We also rely on a combination of trade secrets and proprietary processes to protect our intellectual property. We enter into non-disclosure agreements with certain vendors and suppliers to attempt to ensure the confidentiality of our intellectual property. We also enter into non-disclosure agreements with our customers. In addition, we require that all our employees sign confidentiality, non-compete and intellectual property assignment agreements.

In addition to our own molecular diagnostic test development efforts, we are currently using, and intend to use in the future, certain tests and biomarkers that have been developed by third parties or by us in collaboration with third parties. While a significant amount of intellectual property in the field of molecular diagnostic tests is already in the public domain, ThyraMir™, PancraGen™, BarreGen™ and some of the future tests developed by us, or by third parties on our behalf for use in our tests, may require, that we license the right to use certain intellectual property from third parties and pay customary royalties or make one time payments.

We currently license certain patents and know-how from Asuragen relating to (i) miRInform™ thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer, or the Asuragen License Agreement, and (ii) the sale of diagnostic devices and perform certain services relating to thyroid cancer, or the CPRIT License Agreement. No royalty or other payments or fees are payable under the Asuragen License Agreement. Under the CPRIT License Agreement, we are obligated to royalties of net sales on sales of diagnostic devices and the performance of services relating to thyroid cancer, subject to a maximum deduction of 1.5% for royalties paid to third parties. Both the Asuragen License Agreement and the CPRIT License Agreement continue until terminated by (i) mutual agreement of the parties or (ii) either party in the event of material breach of the respective agreement by the other party.

Additionally, we have a broad and growing trademark portfolio. We have secured trademark registrations for the marks PATHFINDERTG®, MIRINFORM®, PD ONE® and PD ONE & Design® in the United States, and MIRINFORM® with the World Intellectual Property Organization. We also have pending trademark applications for our other molecular diagnostic tests in the United States.

Competition

Our Commercial Services and Interpace Diagnostics segments compete on the basis of such factors as reputation, service quality, management experience, performance record, customer satisfaction, ability to respond to specific customer needs, integration skills and price.  Increased competition and/or a decrease in demand for our services or molecular diagnostic tests may also lead to other forms of competition.  We believe that our businesses individually and our organization as a whole have a variety of competitive advantages that allow us to compete successfully in the marketplaces for our Commercial and Interpace Diagnostics.  While we believe we compete effectively with respect to each of these factors, certain of our competitors are larger than us and have greater capital, personnel and other resources than we have. Many of our competitors also offer broader product lines outside of the molecular diagnostic testing market, and many have greater brand recognition than we do. Moreover, our competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue.  Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share and our ability to attract new business opportunities as well as our business, financial condition and results of operations.

PDI, Inc.
Annual Report on Form 10-K

Commercial Services
With respect to our Commercial Services segment, we compete directly with our own customers and their ability to manage their needs internally.  In addition, a small number of providers comprise the market for Commercial Services, including personal promotion through outsourced sales teams. We believe that we along with inVentiv Health Inc., Quintiles Transnational Holdings Inc. and Publicis Touchpoint Solutions (which is part of Publicis Groupe SA) accounted for the majority of market share for these services in the United States in 2014.
Interpace Diagnostics
With respect to our Interpace Diagnostics segment, we compete with physicians and the medical community who use traditional methods to diagnose gastrointestinal and endocrine cancers. In many cases, practice guidelines in the United States have recommended therapies or surgery to determine if a patient’s condition is malignant or benign. As a result, we believe that we will need to continue to educate physicians and the medical community on the value and benefits of our molecular diagnostic tests in order to change clinical practices. Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc., or Veracyte, has thyroid nodule cancer diagnostic tests that compete with our ThyGenX™ test, which is currently on the market, and our ThyraMir™ test, which we intend to bring to the market by the second half of 2015, and Veracyte is developing additional tests aimed at FNAs for thyroid cancer. Quest Diagnostics Incorporated, or Quest, currently offers a diagnostic test similar to the earlier version of our ThyGenX™ test and CBLPath, Inc., or CBL, is offering a diagnostic test that analyzes genetic alterations using next-generation sequencing.
It is also possible that we face future competition from laboratory-developed tests, or LDTs, developed by commercial laboratories such as Quest and Laboratory Corporation of America Holdings, or LabCorp, and/or diagnostic companies developing new tests or technologies. Furthermore, we may be subject to competition as a result of the new, unforeseen technologies that can be developed by our competitors in the gastrointestinal and endocrine cancer molecular diagnostic tests space.
Government Regulations and Industry Guidelines

The healthcare industry, and thus our business, is subject to extensive Federal, State, local and foreign regulation. Both Federal and State governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business and most frequently cited in enforcement actions.
The Patient Protection and Affordable Care Act (also known as the Affordable Care Act)
The Patient Protection and Affordable Care Act, or PPACA (also known as the Affordable Care Act), was signed into law on March 23, 2010. PPACA made significant changes to the Medicaid Drug Rebate Program. PPACA was subsequently amended on March 30, 2010, by the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act. While PPACA may increase the number of patients who have insurance coverage for the products we promote or sell, its cost containment measures could also adversely affect reimbursement for our customers’ products. PPACA also contains two unique disclosure requirements for many of our customers; a prescription drug sampling disclosure and a transfer of value disclosure. As the industry implements new processes for adhering to PPACA, we must work with our customers to determine whether each structured entity is subject to disclosure requirements, whether certain transfers of value are subject to disclosure and provide a mechanism for the tracking and delivery of required data back to our customers. There is liability associated with the failure to properly disclose data in a timely fashion. While we work to comply with all aspects of PPACA, there is no guarantee that our interpretation of PPACA and its requirements will meet the expectation of Federal agencies enforcing PPACA.

In addition, several States have adopted new laws and continue to enforce existing laws that require additional disclosures to the respective States for the distribution of free drug samples, coupons, copay cards, and other items of value, including marketing spend, to a broader range of healthcare practitioners, including nurses and physician assistants. While most State requirements are similar to PPACA in that they contain purely disclosure requirements, some States have prohibitions or greater limitations with regard to transferring value to physicians in certain contexts. Some States require registration, adoption of various industry codes, detailing licenses, lobbying provisions, and a host of other requirements designed to provide transparency when promoting regulated products and to limit influence on healthcare practitioners. We make every effort to stay informed as to all State law and regulatory requirements, which change from time to time, but there is no guarantee that we will be aware of all changes and future changes in regulation, guidance and interpretation and State and local municipality levels. For example, some promotional activities may be deemed to be lobbying in some jurisdictions, such as Miami-Dade County; and lobbyist registrations are required.

PDI, Inc.
Annual Report on Form 10-K

There has also been a recent trend of increased Federal and State regulation of payments made to physicians and other healthcare providers. PPACA imposed, among other things, new annual reporting requirements for covered manufacturers (including manufacturers of certain laboratory tests, including some of our molecular diagnostic tests) for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1.0 million per year for “knowing failures.” Covered manufacturers were required to report detailed payment data for the first reporting period (August 1, 2013 to December 31, 2013) under this law and submit legal attestation to the completeness and accuracy of such data by June 30, 2014. Thereafter, covered manufacturers must submit reports by the 90th day of each subsequent calendar year. In addition, certain States require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the Federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations.

The Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act and the Federal Trade Commission Act
The Food, Drug and Cosmetic Act (the FDC Act), as supplemented by various other statutes, regulates, among other matters, the approval, labeling, advertising, promotion, sale and distribution of drugs, including the practice of providing product samples to physicians. Under this statute, the Food and Drug Administration, or the FDA, regulates all promotional activities involving prescription drugs and certain approved medical devices. The FDC Act restricts the promotion and advertising of certain drugs and devices to their approved label. Promoting a regulated product in a manner inconsistent with its approved labeling may violate the law. Labeling is a broad term under the Federal law and may include brochures, letters, materials and even verbal statements when presented with a regulated product. The FDC Act prohibits all misbranding and mislabeling of regulated products. Our customers ask us to promote their respective products in a variety of ways, and based upon product information and training typically provided by each customer. There is always risk that a sales representative may promote a product in a manner that is inconsistent with our customers’ expectations, company policies or the FDC Act. In addition to the labeling requirements, our customers must promote their products in a fairly balanced manner, which means all promotional efforts must include contra-indications and side effects as well as the valuable aspects of the product. There is no guarantee that our promotional efforts will meet this standard or that our sales personnel will effectively deliver messaging as intended. Each regulated product may have additional restrictions based upon its deemed safety to the public. For example, some products are required to implement an approved REMS program, which requires certain additional safeguards in the notification and education and selection of patients, physicians and pharmacies. In addition, some products contain “boxed” warnings, which may remove opportunities to provide reminder advertisements. In addition to the FDC Act, some products are deemed controlled substances and are subject to the Controlled Substance Act and relevant State laws and restrictions. Within the FDC Act, the distribution of pharmaceutical products is also governed by the Prescription Drug Marketing Act of 1987, the amendments thereto, and the regulations promulgated thereunder and contained in 21 C.F.R. Parts 203 and 205, or the PDMA. The PDMA is primarily an anti-diversion statute regulating the distribution and storage of prescription drug samples.  In addition, the PDMA imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples, drug coupons or other diversions.  The PDMA further regulates the distribution, reconciliation and management of prescription drug samples to licensed healthcare practitioners. Regulations set forth in 21 C.F.R. Part 203 provide detailed requirements for procedures, inventory, auditing, monitoring and accountability of all drug sample programs. Under the PDMA and its implementing regulations, States are permitted to require registration of manufacturers and distributors who provide pharmaceutical products even if such manufacturers or distributors have no place of business within the State.  States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners and require extensive record keeping and labeling of such samples for tracing purposes. The PDMA prohibits the sales, barter, trade or offer to trade barter or sell any prescription drug sample or coupon. The sale or distribution of pharmaceutical products is also governed by the Federal Trade Commission Act and State consumer protection laws.
There are also several bodies of regulations and laws that regulate the conduct of clinical trials, warehousing of materials, reporting of advertise events, billing, distribution and inventory requirements, government reporting and other matters that may have an impact on our business.

Fraud, Abuse and Anti-kickback Laws

PDI, Inc.
Annual Report on Form 10-K

There are also numerous Federal and State laws pertaining to healthcare fraud and abuse as well as increased scrutiny regarding the off-label promotion and marketing of pharmaceutical products and devices. In particular, certain Federal and State laws prohibit manufacturers, suppliers and providers from offering, giving or receiving kickbacks or other remuneration in connection with ordering or recommending the purchase or rental of healthcare items and services. The Federal anti-kickback statute imposes both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease or order (or arrange for or recommend the purchase, lease or order of) any item or service for which payment may be made by Medicare or other Federally-funded State healthcare programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the statute can result in numerous sanctions, including criminal fines, imprisonment and exclusion from participation in the Medicare and Medicaid programs. Federal and State anti-kickback laws are extremely broad in nature and can apply to virtually any transfer of value providing to a healthcare practitioner or provider. In addition, violations of the anti-kickback laws may also trigger violations of the Federal and State False Claims Acts, which make it illegal to submit or cause someone to submit any false or fraudulent claim and can result in treble damages in addition to other penalties. While the Federal Government has passed the Physician Self-Referral Law, or the Stark Law, which prohibits certain self-referral activities, several States also have referral, fee splitting and other similar laws that may restrict the payment or receipt of remuneration in connection with the purchase or rental of medical equipment and supplies. State laws vary in scope and have been infrequently interpreted by courts and regulatory agencies, but may apply to all healthcare items or services, regardless of whether Medicare or Medicaid funds are involved.

Moreover, some of our customers ask us to distribute various copay cards and vouchers to physicians or on behalf of patients in order to help reduce patient out of pocket costs. These programs may trigger liability under the Federal anti-kickback laws as well as other State and Federal anti-bribery and other healthcare fraud related laws and rules. The Office of the Inspector General, or the OIG, has recently issued a Special Fraud Alert to the industry informing them that current programs are not acceptable as designed and may subject participants to liability under various laws mentioned herein. In addition, the use of copay cards and coupons have triggered civil suits from various insurance companies and payors who allege that assistance in paying patient copays violate certain contract requirements as well as other civil fraud laws. These cases have not been fully resolved and therefore the practice of implementing these programs brings risk and potential liability to us and our customers.

Industry Guidelines

Some of the services that we currently perform or that we may provide in the future may also be affected by various guidelines established by industry and professional organizations. For example, ethical guidelines established by the American Medical Association, or AMA, govern, among other matters, the receipt by physicians of gifts from health-related entities. These guidelines govern honoraria and other items of economic value that AMA member physicians may receive, directly or indirectly, from pharmaceutical companies. Similar guidelines and policies have been adopted by other professional and industry organizations, such as Pharmaceutical Research and Manufacturers of America, and the Advanced Medical Technology Association and industry trade groups.  In addition, the Office of the Inspector General has also issued guidance for pharmaceutical manufacturers and the Accreditation Council for Continuing Medical Education has issued guidelines for providers of continuing medical education.

HIPAA and Other Fraud and Privacy Regulations
Among other things, the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, created two Federal crimes: healthcare fraud and false statements relating to healthcare matters. HIPAA prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.
In addition to creating two Federal healthcare crimes, regulations implementing HIPAA and the Health Information Technology for Economic and Clinical Health Act (HITECH) also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Three standards have been promulgated under HIPAA’s regulations: the Standards for Privacy of Individually Identifiable Health Information, which restrict the use and disclosure of certain individually identifiable health information; the Standards for Electronic Transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; and the Security Standards, which require covered entities to implement and maintain certain security measures to safeguard certain electronic health information. As a covered entity, and also in our capacity as a business associate to certain of our customers, we are subject to these standards. While the government intended this legislation

PDI, Inc.
Annual Report on Form 10-K

to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards entails significant costs for us, and our failure to comply could lead to enforcement action that could have an adverse effect on our business. If we or our operations are found to be in violation of HIPAA or its implementing regulations, we may be subject to potentially significant penalties, including civil and criminal penalties, damages and fines.
In addition to Federal regulations issued under HIPAA, many States and foreign jurisdictions have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent laws. If we fail to comply with applicable State laws and regulations, we could be subject to additional sanctions.
Potential U.S. Food and Drug Administration Regulation of Diagnostics Tests
Both United States Federal and State governmental agencies continue to subject the health care industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. As indicated by work plans and reports issued by these agencies, the Federal government will continue to scrutinize, among other things, the marketing, labeling, promotion, manufacturing and export of molecular diagnostic tests. While subject to oversight by CMS through its enforcement of CLIA, the U.S. Food and Drug Administration (FDA) has claimed regulatory authority over all laboratories that produce LDTs, a type of in vitro diagnostic test that is designed, manufactured and used within a single laboratory. However, the FDA has generally exercised enforcement discretion over all LDTs.

We believe that our molecular diagnostic tests do not currently require FDA approval or clearance. On October 3, 2014, the FDA issued draft guidance expressing its desire to implement a new framework for the regulation of LDTs, which could include pre-market review. While the FDA has historically exercised enforcement discretion over LDTs, there is no guarantee that the FDA will continue to exercise enforcement discretion, as new regulations are being proposed and developed. As these regulations are not yet final, we cannot be sure that the FDA will not require that one or more of our molecular diagnostic tests would require premarket approval. However, since the FDA has issued draft guidance, we understand that the FDA will likely regulate the LDTs at some future point in time. Further, we cannot guarantee that the FDA would consider licensing of our intellectual property as labeling, which would subject our molecular diagnostic tests we supply to FDA regulation including, but not limited to, Product Market Approval.
The FDA has recently proposed a new regulatory oversight framework for LDTs which, if adopted as proposed, will continue the FDA’s current enforcement discretion for traditional LDTs that are:
•designed, manufactured and used within a single laboratory;
•manufactured and used by a health care facility laboratory (such as one located in a hospital or clinic) for a patient that is being diagnosed and/or treated at that same health care facility or within the facility’s healthcare system;
•comprised only of components and instruments that are legally marketed for clinical use; and
•interpreted by qualified laboratory professionals without the use of automated instrumentation or software for interpretation.

The proposals were subject to public comment until February 2, 2015.
The promotion and advertisement of LDTs are governed by laws and rules related to proper claims and statements related to laboratory products and enforced by the Federal Trade Commission. Failure to meet the laws and rules may also subject us to liability.
Regulations Over Our Pittsburgh and New Haven Laboratories
The conduct and provision of our molecular diagnostic tests are regulated under CLIA. CLIA requires us to maintain Federal certification. CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, recordkeeping, quality assurance and participation in proficiency testing. CLIA compliance and certification are also a condition for participation by clinical laboratories in the Medicare Program and for eligibility to bill for services provided to governmental healthcare program beneficiaries. As a condition of CLIA certification, our laboratory is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by CMS, a CMS agent (typically a State agency), or, if the laboratory is accredited, a CMS-approved accreditation organization. Sanctions for failure to meet these certification, accreditation and licensure requirements include suspension, revocation or limitation of a laboratory’s CLIA certification, accreditation or license, which is necessary to conduct business, cancellation or suspension of the laboratory’s ability to receive Medicare or Medicaid reimbursement, as well as imposition of plans to correct deficiencies, injunctive actions

PDI, Inc.
Annual Report on Form 10-K

and civil monetary and criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could harm our business.
Our Pittsburgh and New Haven laboratories are also subject to licensing and regulation under Federal, State and local laws relating to hazard communication and employee right-to-know regulations, and the safety and health of laboratory employees. Additionally, our Pittsburgh and New Haven laboratories are subject to applicable Federal and State laws and regulations and licensing requirements relating to the handling, storage and disposal of hazardous waste, radioactive materials and laboratory specimens, including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and the United States Drug Enforcement Administration, or DEA. The use of controlled substances in testing for drugs with a potential for abuse is regulated in the United States by the DEA and by similar regulatory bodies in other parts of the world. Our New Haven and Pittsburgh laboratories using controlled substances for testing purposes are licensed by the DEA. The regulations of the United States Department of Transportation, Public Health Service and Postal Service apply to the surface and air transportation of laboratory specimens.
In addition to its comprehensive regulation of safety in the workplace, the United States Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. Although we believe that we are currently in compliance in all material respects with such Federal, State and local laws, failure to comply with such laws could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.
Further, laboratories that analyze human blood or other biological samples for the diagnosis and treatment of clinical trial subjects must comply with CLIA, as well as requirements established by various States. The failure to meet these requirements may result in civil penalties and suspension or revocation of our CLIA certifications at our New Haven and Pittsburgh laboratories.
Laboratory Testing Licensing Requirements
We are required to maintain State licenses to conduct testing in our Pittsburgh and New Haven laboratories. Pennsylvania and Connecticut laws require that we maintain a license and establish standards for the day-to-day operation of our clinical reference laboratories in Pittsburgh and New Haven, respectively. In addition, our clinical reference laboratory is required to be licensed on a test-specific basis by California and New York. California and New York laws also mandate proficiency testing for laboratories licensed under California and New York State laws, respectively, regardless of whether such laboratories are located in California or New York. We are currently in the process of obtaining licenses from Florida, Maryland and Rhode Island. If we were to lose our CLIA certificate or State licenses for our laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular diagnostic tests, which would eliminate a source of revenue, this could have a material adverse effect on our business, financial condition and results of operations.
Manufacturing and Promotion Practices
Good Manufacturing Practice regulations set forth in the Code of Federal Regulations impose requirements for proper training, process and operating procedures, as well as government report, investigation and corrective action processes related to the handling of drug products. There are also a variety of laws and rules that govern the development and promotion of our Interpace Diagnostics businesses.
Third Party Coverage and Reimbursement
Our Interpace Diagnostics segment customers bill many different payor groups. The majority of reimbursement dollars for traditional laboratory services are provided by health maintenance organizations, or HMOs, and other managed care plans, as well as government healthcare programs, such as Medicare and Medicaid. HMOs and other managed care plans typically contract with a limited number of laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. We are currently an out-of-network provider with payors, which means we do not have a contract with payors to pay a specific rate for our tests. We are subject to applicable State laws regarding who should be billed, how they should be billed, how business should be conducted, and how patient obligations regarding cost sharing should be handled. In addition, if we become an “in-network” provider for certain payors in the future, we will also be subject to the terms of contracts (which could include reduced reimbursement rates) and may be subject to discipline, breach of contract actions, non-renewal or other contractually provided remedies for non-compliance with the contract's requirements and/or applicable laws.
We generally bill third-party payors and individual patients for testing services on a test-by-test basis. Third-party payors include Medicare, private insurance companies, institutional direct clients and Medicaid, each of which has different billing requirements. Medicare reimbursement programs are complex and ambiguous, and are continuously being evaluated and modified

PDI, Inc.
Annual Report on Form 10-K

by the CMS. Our ability to receive timely reimbursements from third-party payors is dependent on our ability to correct and complete missing and incorrect billing information. Missing and incorrect information on reimbursement submissions slows down the billing process and increases the aging of accounts receivable. We must bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full. State Medicaid programs are generally prohibited from paying more than the Medicare fee schedule. Our Pittsburgh and New Haven laboratories have contracted with a healthcare billing services management company to manage our third-party billing.
There are a number of factors that influence coverage and reimbursement for molecular diagnostic tests. In the United States, the AMA assigns specific Current Procedural Terminology, or CPT, codes, which are necessary for reimbursement of molecular diagnostic tests. Once the CPT code is established, the CMS establishes reimbursement payment levels and coverage rules under Medicaid and Medicare, and private payors establish rates and coverage rules independently. However, the availability of a CPT code is not a guarantee of coverage or adequate reimbursement levels, and the revenues generated from our tests will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels.
United States and other government regulations governing coverage and reimbursement for molecular diagnostic testing may affect directly or indirectly the design of our tests and the potential market for their use. The availability of third-party reimbursement for our tests and services may be limited or uncertain. Third-party payors may deny coverage if they determine that the tests or service has not received appropriate FDA or other government regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is deemed by the third-party payor to be experimental, unnecessary or inappropriate. Furthermore, third-party payors, including Federal and State healthcare programs, government authorities, private managed care providers, private health insurers and other organizations, are increasingly challenging the prices, examining the medical necessity and reviewing the cost-effectiveness of healthcare products and services, including laboratory tests. Such payors may limit coverage of our tests to specific, limited circumstances, may not provide coverage at all, or may not provide adequate reimbursement rates, if covered. Further, one payor’s determination to provide coverage does not assure that other payors will also provide coverage for the test. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to maintain our revenue and growth. Coverage policies and third-party reimbursement rates may change at any time.
We do retain healthcare practitioners as key opinion leaders providing consultation in various aspects of the business. These arrangements as any arrangement that includes compensation to a healthcare provider may trigger Federal or State anti-kickback and Stark liability. All arrangements are designed to meet available safe harbors and exceptions provided in the anti-kickback laws and Stark laws respectively. There is no guarantee that the government will find that these arrangements are designed properly or that they do not trigger liability under Federal and State Laws. Under existing laws, all arrangements must have a legitimate purpose and compensation must be fair market value. These terms require some subjective analysis and there is limited available case law or guidance for the application of these laws to the CLIA Laboratory industry. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law; and there is no guarantee that the government will not have issue with the relationships between the laboratories and the healthcare providers.
The current position of the laboratories is that they do not meet the definition of an “Applicable Manufacturer” under PPACA and therefore are not subject to the disclosure requirements contained in PPACA. However, as new regulations are implemented and diagnostic tests reclassified, this may change and the laboratory business may be subject to PPACA as other companies. There is no guarantee that our interpretation of the Law is now or will be in the future consistent with government guidance and interpretation.
Spam and Junk Fax Laws
The CAN-SPAM Act of 2003, or CAN-SPAM, and Junk Fax laws are designed to impose severe penalties on companies who e-mail or fax documents in certain contexts, such as promotions, where specific procedures are not followed, including language allowing the recipients to opt-out. There have been many class action suits where a single message has been broadcast to thousands of recipients, resulting in extremely large fines. We may periodically communicate promotional and other messages on behalf of our customers. Failure to strictly follow CAN-SPAM and Junk Fax laws may result in material fines and penalties.
Employees

As of February 28, 2015, we had approximately 1,129 employees, including approximately 775 full-time employees.  Approximately 90% of our employees are field sales representatives and sales managers.  We are not party to a collective bargaining agreement with any labor union.

PDI, Inc.
Annual Report on Form 10-K

Corporate History
We were originally incorporated in New Jersey in 1986 and began commercial operations in 1987. In connection with our initial public offering, we re-incorporated in Delaware in 1998. We conduct our Commercial Services segment through our parent company, PDI, Inc. and our wholly-owned subsidiary, PDI BioPharma, LLC, which was formed in New Jersey in 2011. We conduct our Interpace Diagnostics segment through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013 and Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc. (RedPath)) which was formed in Delaware in 2007.

Available Information

We maintain an internet website at www.pdi-inc.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of our website, as soon as reasonably practicable after they are filed with the SEC. The content contained in, or that can be accessed through, our website is not incorporated into this Form 10-K.

ITEM 1A.           RISK FACTORS

In addition to the other information provided in this Annual Report on Form 10-K, including our financial statements and the related notes in Part II. - Item 8, you should carefully consider the following factors in evaluating our business, operations and financial condition.  Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or businesses in general, such as competitive conditions, may also impair our business operations.  The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations or cash flows.

INTERPACE DIAGNOSTICS RISKS:

Our Interpace Diagnostics segment has limited revenue, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

In 2014, we acquired RedPath and certain assets from Asuragen. As a result, our Interpace Diagnostics segment now offers PancraGen™ and ThyGenX. We also have three diagnostic tests in late stage development that are designed to detect genetic alterations that are associated with gastrointestinal cancers and one diagnostic test in late stage development that is designed to detect genetic alterations that are associated with endocrine cancers. The revenue generated from our Interpace Diagnostics segment was $1.5 million for the fiscal year ended December 31, 2014, or 1.2% of our consolidated revenue. Although we expect the revenue generated from our Interpace Diagnostics segment to grow significantly in the future there can be no assurance that this will achieve revenue sufficient to offset expenses. Over the next several years, we expect to continue to devote resources to increase adoption of, and reimbursement for, our molecular diagnostic tests and to develop and acquire additional diagnostic solutions. Our Interpace Diagnostics segment may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could have a material adverse effect on our business, financial condition and results of operations.
The financial results of our Interpace Diagnostics segment currently depend solely on sales of our molecular diagnostic tests, and we will need to generate sufficient revenue from these and other diagnostic solutions that we develop or acquire to grow our business.
All of our revenue from our Interpace Diagnostics segment has been derived from the sale of our molecular diagnostic tests, which we launched commercially in the second half of 2014. We have additional molecular diagnostics tests in various stages of research and development, but there can be no assurance that we will be able to successfully commercialize these tests. If we are unable to increase sales of our molecular diagnostic tests, expand reimbursement for these tests, or successfully develop and commercialize other molecular diagnostic tests, our revenue and our ability to achieve and sustain profitability would be impaired, and this could have a material adverse effect on our business, financial condition and results of operations.
Our business strategy involves investing in diagnostic opportunities, which could adversely affect near-term operating results and if not successful, we may not meet our objectives of developing additional recurring and higher margin revenue.

Our business strategy involves an emphasis on in-licensing, acquiring or partnering on product-based opportunities that leverage our extensive product commercialization expertise for the molecular diagnostics industry. These types of opportunities required us to raise and invest capital resources, to acquire licenses or other rights in products, to assess the prospects for commercial

PDI, Inc.
Annual Report on Form 10-K

success of products we invested in, and incur additional expenses. Compared to our Commercial Services segment, these activities carry greater risks and uncertainties concerning the ability to achieve additional revenues and profits, may take longer to achieve revenues and profits and therefore may have a short-term adverse effect on profitability.

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

•	compliance with applicable Federal and State regulations governing laboratory testing in a timely manner or at all;

•	the accuracy rates of such tests, including rates of false negatives and/or false positives;

•	concerns regarding the safety and effectiveness or clinical validity of tests;

•	changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers;

•	general changes or developments in the market for molecular diagnostics;

•	identifying tests that can be performed at a reasonable cost;

•	our ability to fund necessary research and development activities; and

•	our ability to increase commercial acceptance of our molecular diagnostic tests.

There can be no assurance that execution of our strategies, which are intended to diversify our business, will achieve our objectives of adding revenues and increasing margins, either as to amount or timing.

If payors do not provide reimbursement or if we are unable to successfully negotiate reimbursement contracts, our commercial success could be compromised.
Physicians may not order our tests unless payors reimburse a substantial portion of the test price. There is uncertainty concerning third-party reimbursement of any test incorporating new molecular diagnostic technology. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that tests such as our molecular diagnostic tests are: (a) not experimental or investigational; (b) appropriate for the patient; (c) cost-effective; (d) supported by peer-reviewed publications; and (e) included in clinical practice guidelines. Since each payor makes its own decision as to whether to establish a policy or enter into a contract to reimburse our test, seeking these approvals is a time-consuming and costly process. We have a contracted rate of reimbursement with some payors. Without a contracted rate for reimbursement, claims may be denied upon submission, and we need to appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. We expect to continue to focus resources on increasing adoption of and coverage and reimbursement for our molecular diagnostic tests. We cannot, however, predict whether, under what circumstances, or at what payment levels payors will reimburse for our molecular diagnostic tests, it at all. In addition, the launch of our molecular diagnostic tests in our PathFinderTG® and miRInform™ platforms and any other new products we may acquire or develop in the future may require that we expend substantial time and resources in order to obtain and retain reimbursement. If we fail to establish broad adoption of and reimbursement for our molecular diagnostic tests, or if we are unable to maintain existing reimbursement from payors, our ability to generate revenue could be harmed and this could have a material adverse effect on our business, financial condition and results of operations.

PDI, Inc.
Annual Report on Form 10-K

We may experience limits on our revenue if physicians decide not to order our molecular diagnostic tests.
If we are unable to create or maintain demand for our molecular diagnostic tests in sufficient volume, we may not become profitable. To generate demand, we will need to continue to educate physicians and the medical community on the value and benefits of our molecular diagnostic tests in order to change clinical practices through published papers, presentations at scientific conferences and one-on-one education by our internal sales force. In addition, our ability to obtain and maintain adequate reimbursement from third-party payors will be critical to generating revenue. In many cases, practice guidelines in the United States have recommended therapies or surgery to determine if a patient’s condition is malignant or benign. Accordingly, physicians may be reluctant to order a diagnostic test that may suggest surgery is unnecessary. In addition, our Interpace Diagnostics are performed at our laboratories rather than by a pathologist in a local laboratory, so pathologists may be reluctant to support our molecular diagnostic tests. In addition, guidelines for the diagnosis and treatment of thyroid nodules may change to recommend another type of treatment protocol, and these changes may result in medical practitioners deciding not to use our molecular diagnostic tests. These facts may make physicians reluctant to convert to using our molecular diagnostic tests, which could limit our ability to generate revenue and achieve profitability which could have a material adverse effect on our business, financial condition and results of operations.
We may experience limits on our revenue if patients decide not to use our molecular diagnostic tests.
Some patients may decide not to use our molecular diagnostic tests due to price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. Many insurers seek to shift more of the cost of healthcare to patients in the form of higher co-payments or premiums. In addition, the current economic environment in the United States has and may continue to result in the loss of healthcare coverage. Implementation of provisions of PPACA also resulted in the loss of health insurance, and increases in premiums and reductions in coverage, for some patients. These events may result in patients delaying or forgoing medical checkups or treatment due to their inability to pay for our test, which could have an adverse effect on our revenue.
If our internal sales force is less successful than anticipated, our business expansion plans could suffer and our ability to generate revenues could be diminished. In addition, we have limited history selling our molecular diagnostics tests on a direct basis and our limited history makes forecasting difficult.
If our internal sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our molecular diagnostic tests. If we fail to establish our molecular diagnostic tests in the marketplace, it could have a negative effect on our ability to sell subsequent molecular diagnostic tests and hinder the desired expansion of our business. We have limited historical experience forecasting the direct sales of our molecular diagnostics products. Our ability to produce product quantities that meet customer demand is dependent upon our ability to forecast accurately, plan production accordingly and scale our manufacturing efforts.
We rely on sole suppliers for some of the materials used in our molecular diagnostic tests, and we may not be able to find replacements or transition to alternative suppliers in a timely manner.
We rely on sole suppliers for certain materials that we use to perform our molecular diagnostic tests, including Asuragen for our endocrine cancer diagnostic tests pursuant to our supply agreement with them. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available in a timely manner. If these suppliers can no longer provide us with the materials we need to perform our molecular diagnostic tests and for our collection kits, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing could occur. Any such interruption may directly impact our revenue and cause us to incur higher costs.
If we are unable to support demand for our molecular diagnostic tests or any of our future tests or solutions, our business could suffer.
As demand for our molecular diagnostic tests or any of our future diagnostic tests or solutions grows, we will need to continue to scale our testing capacity and processing technology, expand customer service, billing and systems processes and enhance our internal quality assurance program. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our molecular diagnostic tests. We cannot assure you that increases in scale, related improvements and quality assurance will be implemented successfully or that appropriate personnel will be available. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing tests or inability to meet demand. There can be no assurance that we will be able to perform our testing on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of test results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future

PDI, Inc.
Annual Report on Form 10-K

prospects and our business could suffer, causing a material adverse effect on our business, financial condition and results of operations.
If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability.
We compete with physicians and the medical community who use traditional methods to diagnose gastrointestinal and endocrine cancers. In many cases, practice guidelines in the United States have recommended therapies or surgery to determine if a patient’s condition is malignant or benign. As a result, we believe that we will need to continue to educate physicians and the medical community on the value and benefits of our molecular diagnostic tests in order to change clinical practices. In addition, we face competition from other companies that offer diagnostic tests. Specifically, in regard to our thyroid diagnostic tests, Veracyte has thyroid nodule cancer diagnostic tests that compete with our ThyGenX™ test, which is currently on the market, and our ThyraMir™ test, which we intend to bring to the market by the second half of 2015, and Veracyte is developing additional tests aimed at FNAs for thyroid cancer. Quest currently offers a diagnostic test similar to the earlier version of our ThyGenX™ test and CBL is offering a diagnostic test that analyzes genetic alterations using next-generation sequencing.
It is also possible that we face future competition from LDTs developed by commercial laboratories such as Quest and LabCorp and/or other diagnostic companies developing new tests or technologies. Furthermore, we may be subject to competition as a result of the new, unforeseen technologies that can be developed by our competitors in the gastrointestinal and endocrine cancer molecular diagnostic tests space.
To compete successfully we must be able to demonstrate, among other things, that our molecular diagnostic test results are accurate and cost effective, and we must secure a meaningful level of reimbursement for our test. Since our Interpace Diagnostics segment began in 2014, many of our potential competitors have stronger brand recognition and greater financial capabilities than we do. Others may develop a test with a lower price than ours that could be viewed by physicians and payors as functionally equivalent to our molecular diagnostic tests, or offer a test at prices designed to promote market penetration, which could force us to lower the price of our molecular diagnostic tests, which would affect our ability to achieve and maintain profitability. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance of our molecular diagnostic tests and overall sales, which could prevent us from increasing our revenue or achieving profitability and could cause the market price of our common stock to decline.
Developing new molecular diagnostic tests involves a lengthy and complex process, and we may not be able to commercialize on a timely basis, or at all, other molecular diagnostic tests we are developing.
Developing new molecular diagnostic tests and solutions will require us to devote considerable resources to research and development. We may face challenges obtaining sufficient numbers of samples to validate a newly acquired or developed molecular diagnostic test. In order to develop and commercialize molecular diagnostic tests, we need to:
•expend significant funds to conduct substantial research and development;
•conduct successful analytical and clinical studies;
•scale our laboratory processes to accommodate new molecular diagnostic tests; and
•build the commercial infrastructure to market and sell new molecular diagnostic tests.

Typically, few research and development projects result in commercial products, and success in early clinical studies often is not replicated in later studies. At any point, we may abandon development of a molecular diagnostic test or we may be required to expend considerable resources repeating clinical studies, which would adversely affect the timing for generating revenue such new test. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study or if we fail to sufficiently demonstrate analytical validity, we might choose to abandon the development of the molecular diagnostic test, which could harm our business. In addition, competitors may develop and commercialize competing molecular diagnostic tests faster than us or at a lower cost, which could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to develop or acquire molecular diagnostic tests to keep pace with rapid technological, medical and scientific change, our operating results and competitive position could be affected.
Recently, there have been numerous advances in technologies relating to diagnostics, particularly diagnostics that are based on genomic information. These advances require us to continuously develop our technology and to work to develop new solutions to keep pace with evolving standards of care. Our solutions could become obsolete unless we continually innovate and expand our product offerings to include new clinical applications. If we are unable to develop or acquire new molecular diagnostic tests or to demonstrate the applicability of our molecular diagnostic tests for other diseases, our sales could decline and our competitive position could be harmed.

PDI, Inc.
Annual Report on Form 10-K

If the FDA were to begin regulating our molecular diagnostic tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval.
Clinical laboratory tests like our molecular diagnostic tests are regulated under CLIA as well as by applicable State laws. Most LDTs are currently not subject to FDA regulation (although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation). Although the FDA has never defined what qualifies as an LDT, we believe that our molecular diagnostic tests are LDTs. As a result, we believe our molecular diagnostic tests should not be subject to regulation in accordance with the FDA’s current policy of exercising enforcement discretion regarding LDTs. The FDA has indicated that it may revisit its current policy and planned to issue guidance that, when finalized, would adopt a risk-based framework that would increase FDA oversight of LDTs. The proposals were subject to public comment until February 2, 2015. We cannot provide any assurance that FDA regulation will not be required in the future for our tests, whether through additional guidance or regulations issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law, regulations could be promulgated or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our molecular diagnostic tests or to develop and introduce new tests. We cannot predict the timing or content of future legislation enacted, regulations promulgated or guidance issued regarding LDTs, or how it will affect our business. If premarket review is required by the FDA or if we decide to voluntarily pursue FDA premarket review of our tests, there can be no assurance that our molecular diagnostic tests or any tests we may develop or acquire in the future will be cleared or approved on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. If our tests are allowed to remain on the market but there is uncertainty in the marketplace about our tests, if we are required by the FDA to label them investigational, or if labeling claims the FDA allows us to make are limited, orders may decline and reimbursement may be adversely affected. Continued compliance with FDA regulations would increase the cost of conducting our business, and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements. We cannot predict the timing or form of any such guidance or regulation, or the potential effect on our existing molecular diagnostic tests or our tests in development, or the potential impact of such guidance or regulation on our business, financial condition and results of operations.
If we fail to comply with Federal, State and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
We are subject to CLIA, a Federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill Federal and State healthcare programs, as well as many private third-party payors, for our molecular diagnostic tests. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. We are also required to maintain State licenses to conduct testing in our New Haven laboratory. Connecticut law requires that we maintain a license and establishes standards for the day-to-day operation of our clinical reference laboratory in New Haven Connecticut. In addition, our Pittsburgh and New Haven laboratories are required to be licensed on a test-specific basis by California and New York. California and New York laws also mandate proficiency testing for laboratories licensed under California and New York State laws, respectively, regardless of whether such laboratories are located in California or New York. We are currently in the process of obtaining licenses from Florida, Maryland and Rhode Island. If we were to lose our CLIA certificate or State licenses for our laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular diagnostic tests, this could have a material adverse effect on our business, financial condition and results of operations.
Recent legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and operations.
PPACA makes changes that are expected to significantly impact the pharmaceutical, medical device and clinical laboratory industries. Some of the significant measures contained in PPACA include, for example, a sales tax on medical devices listed with the FDA and a reduction in certain payments for clinical references laboratories. PPACA further includes significant fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, PPACA establishes an Independent Payment Advisory Board to reduce the per capita rate of growth in Medicare spending.
Moreover, we do not believe that our laboratories are currently subject to the disclosure requirements contained in PPACA because they do not currently meet the definition of an “Applicable Manufacturer” under PPACA. However, as new regulations are implemented and diagnostic tests reclassified, this may change and the laboratory business may be subject to PPACA as are other

PDI, Inc.
Annual Report on Form 10-K

companies. Furthermore, there is no guarantee that our interpretation of the PPACA is now or will be in the future consistent with government guidance and interpretation.
We are monitoring the effect of PPACA to determine the trends and changes that may be necessitated by the legislation, any of which may potentially affect our business. In addition to PPACA, the effect of which on our business cannot presently be fully quantified, various healthcare reform proposals have also emerged from Federal and State governments, the impact of which is difficult to determine.
Complying with numerous statutes and regulations pertaining to our Interpace Diagnostics segment is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.
We are subject to regulation by both the Federal government and the States in which we conduct our Interpace Diagnostics segment, including:
•The FDC Act, as supplemented by various other statutes;
•The PDMA;
•CLIA and State licensing requirements;
•Manufacturing and promotion laws;
•Billing and payment regulations applicable to clinical laboratories;
•the Federal anti-kickback law and State anti-kickback prohibitions;
•the Federal physician self-referral prohibition, commonly known as the Stark Law, and State law equivalents;
•HIPAA and other fraud and privacy regulations;
•the Medicare civil money penalty and exclusion requirements;
•the Federal False Claims Act civil and criminal penalties and State equivalents; and
•Spam and Junk Fax Laws.

We have implemented policies and procedures designed to comply with these laws and regulations. We periodically conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and commercialization organization may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could even be required to cease our operations. Any of the foregoing consequences could have a material adverse effect on our business, financial condition and results of operations.
A failure to comply with Federal and State laws and regulations pertaining to our payment practices could result in substantial penalties.
We retain healthcare practitioners as key opinion leaders providing consultation in various aspects of our business. These arrangements as any arrangement that includes compensation to a healthcare provider may trigger Federal or State anti-kickback and Stark Law liability. All arrangements are designed to meet available safe harbors and exceptions provided in the anti-kickback laws and Stark Laws, respectively. However, there are no guarantees that the Federal or State governments will find that these arrangements are designed properly or that they do not trigger liability under Federal and State laws. Under existing laws, all arrangement must have a legitimate purpose and compensation must be fair market value. These terms require some subjective analysis and there is limited available case law or guidance for the application of these laws to the CLIA laboratory industry. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law, and there is no guarantee that the government will agree with our payment practices with respect to the relationships between our laboratories and the healthcare providers.
If we use hazardous materials in a manner that causes contamination or injury, we could be liable for resulting damages.
We are subject to Federal, State and local laws, rules and regulations governing the use, discharge, storage, handling and disposal of biological material, chemicals and waste. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, remediation costs and any related penalties or fines, and any liability could exceed our resources or any applicable insurance coverage we may have. The cost of compliance with these laws and regulations may become

PDI, Inc.
Annual Report on Form 10-K

significant, and our failure to comply may result in substantial fines or other consequences, and either could have a significant impact on our operating results.
Security breaches, loss of data and other disruptions to us or our third-party service providers could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
Our business requires that we and our third-party service providers collect and store sensitive data, including legally protected health information, personally identifiable information about patients, credit card information, and our proprietary business and financial information. We face a number of risks relative to our protection of, and our service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events. The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we have not experienced any such attack or breach, if such event would occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Unauthorized access, loss or dissemination could disrupt our operations, including our ability to process tests, provide test results, bill payors or patients, process claims, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our solution and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. In addition, the interpretation and application of consumer, health-related and data protection laws in the United States are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
If we breach the Asuragen License Agreement or the CPRIT License Agreement, it could have a material adverse effect on our commercialization efforts for our miRInform™ thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer, and the sale of diagnostic devices and the performance of certain services relating to thyroid cancer.
We currently license certain patents and know-how from Asuragen relating to (i) miRInform™ thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer, and (ii) the sale of diagnostic devices and the performance of certain services relating to thyroid cancer. No royalty or other payments or fees are payable under the Asuragen License Agreement. Under the CPRIT License Agreement, we are obligated to pay 5% of net sales on sales of diagnostic devices and the performance of services relating to thyroid cancer, subject to a maximum deduction of 1.5% for royalties paid to third parties. Both of the Asuragen License Agreement and the CPRIT License Agreement continue until terminated by (i) mutual agreement of the parties or (ii) either party in the event of material breach of the respective agreement by the other party. If we materially breach or fail to perform any provision under these license agreements, Asuragen will have the right to terminate our licenses, and upon the effective date of such termination, our right to practice the licensed patent rights would end. To the extent such licensed patent rights relate to our molecular diagnostic tests currently on the market, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights and other technology licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under these license agreements could result in our loss of rights to practice the patent rights licensed to us under these license agreements, and to the extent such patent rights and other technology relate to our molecular diagnostic tests currently on the market, it could have a material adverse effect on our commercialization efforts for our commercialization efforts for our miRInform™ thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer, and the sale of diagnostic devices and the performance of certain services relating to thyroid cancer.
If we are unable to protect our intellectual property effectively, our business would be harmed.
We rely on patent protection as well as trademark, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technology. These efforts provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. While we apply for patents covering our products and technologies and uses thereof, we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in relevant jurisdictions. Others could seek to design around our current or future patented technologies. We may not be successful in

PDI, Inc.
Annual Report on Form 10-K

defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
The patent positions of companies engaged in the development and commercialization of molecular diagnostic tests, like our molecular diagnostic tests in our PathFinderTG® and miRInform™ platforms, are particularly uncertain. The U.S. Supreme Court and district courts have recently rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related methods. These decisions State, among other things, that patent claims that solely recite laws of nature without an additional inventive concept are not themselves patentable. What constitutes a law of nature and a sufficient inventive concept remains uncertain, and it is possible that certain aspects of molecular diagnostics tests would be considered natural laws. Accordingly, the evolving interpretation of patent laws in the United States governing the eligibility of diagnostics for patent protection may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned and licensed patents. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforceable in our patents or in third-party patents. We may not develop or acquire additional proprietary products, methods and technologies that are patentable.
Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third-party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. Further, competitors could willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that arguably fall outside of our intellectual property rights. Others may independently develop similar or alternative products and technologies or replicate any of our products and technologies. If our intellectual property does not adequately protect us against competitors’ products and methods, our competitive position could be adversely affected, as could our business and the results of our operations. To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of competition. If our intellectual property does not provide adequate coverage of our competitors’ products, our competitive position could be adversely affected, as could our overall business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.
We may be involved in litigation related to intellectual property, which could be time-intensive and costly and may adversely affect our business, operating results or financial condition.
We may receive notices of claims of direct or indirect infringement or misappropriation or misuse of other parties’ proprietary rights from time to time and some of these claims may lead to litigation. We cannot assume that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or other rights, or the validity of our patents, trademarks or other rights, will not be asserted or prosecuted against us. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. No assurance can be given that other patent applications will not have priority over our patent applications. If third parties bring these proceedings against our patents, we could incur significant costs and experience management distraction. Litigation may be necessary for us to enforce our patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require on acceptable terms or at all. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and operating results.
In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties, and obtain one or more licenses from third parties, or be prohibited from selling our products. We may not be able to obtain these licenses on acceptable terms, if at all. We could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our financial results. In addition, our agreements with some of our customers, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could have a material adverse effect on our business, financial condition, and results of operations.

PDI, Inc.
Annual Report on Form 10-K

If we are sued for product liability or errors and omissions liability, we could face substantial liabilities that exceed our resources.
The marketing, sale and use of our molecular diagnostic tests could lead to product liability claims if someone were to allege that the test failed to perform as it was designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot be certain that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and solutions. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
We will need to grow the size and complexity of our organization as a result of our acquisition of RedPath and certain assets from Asuragen, and we may experience difficulties in managing this growth or in maintaining our focus on our Commercial Services and Interpace Diagnostics segments, which could make it difficult to execute our business strategy.
As a result of adding our Interpace Diagnostics segments in 2014, we will need to increase the size and complexity of our organization to assist with the expansion of our operations.  The anticipated future growth of our business will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth may place strain on our administrative and operational infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. Our failure to manage this growth effectively could have an adverse effect on our ability to effectively service and/or provide molecular diagnostic tests to our customers, which could harm our business, financial condition and results of operations.
Billing for our diagnostic solution is complex, and we must dedicate substantial time and resources to the billing process to be paid for our test.
Billing for clinical laboratory testing services is complex, time consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payors, including Medicare, insurance companies and patients, all of which have different billing requirements. To the extent laws or contracts require us to bill patient co-payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including write-offs of doubtful accounts and long collection cycles, which could have a material adverse effect on our business, results of operations and financial condition. Among others, the following factors make the billing process complex:
•differences between the list price for our molecular diagnostic tests and the reimbursement rates of payors;
•compliance with complex Federal and State regulations related to billing Medicare;
•disputes among payors as to which party is responsible for payment;
•differences in coverage among payors and the effect of patient co-payments or co-insurance;
•differences in information and billing requirements among payors;
•incorrect or missing billing information; and
•the resources required to manage the billing and claims appeals process.

As we introduce new molecular diagnostic tests, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our revenue and cash flow. Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payors also conduct external audits to evaluate payments, which add further complexity to the billing process. These billing complexities, and the related uncertainty in obtaining payment for our diagnostic solution, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.
We rely on a third-party to process and transmit claims to payors, and any delay in either could have an adverse effect on our revenue.
We rely on a third-party provider to provide overall processing of claims and to transmit the actual claims to payors based on the specific payor billing format. If claims for our molecular diagnostic tests are not submitted to payors on a timely basis, or if we

PDI, Inc.
Annual Report on Form 10-K

are required to switch to a different provider to handle claim submissions, we may experience delays in our ability to process these claims and receipt of payments from payors, which would have a material adverse effect on our business, financial condition and results of operations.
COMMERCIAL SERVICES RISKS:

Our Commercial Services contracts are generally cancelable at any time, which may result in lost revenue and additional costs and expenses.

Our Commercial Services contracts are generally for a term of one to three years (certain of our contracts have a shorter duration) and many may be terminated by the customer at any time for any reason.  In addition, many of our customers may internalize the contracted sales teams we provide under the terms of the contract or otherwise significantly reduce the number of sales representatives we deploy on their behalf.  The early termination or significant reduction of a contract by one of our customers not only would result in lost revenue, but also cause us to incur additional costs and expenses, such as termination expenses relating to excess employee capacity.  All of our sales representatives are employees rather than independent contractors. Accordingly, when a contract is significantly reduced or terminated, unless we can immediately transfer the related sales force to a new program, if permitted under the contract, we must either continue to compensate those employees, without realizing any related revenue, or terminate their employment. If we terminate their employment, we may incur significant expenses relating to their termination.  The loss, termination or significant reduction of a large contract or the loss or termination of multiple contracts could have a material adverse effect on our business and results of operations.

If we do not meet performance goals established in our incentive-based arrangements with our Commercial Services customers, or potential future revenue-sharing arrangements with customers, our revenue could be materially and adversely affected.

We have entered into a number of incentive-based arrangements with our Commercial Services customers. Under incentive-based arrangements, we are typically paid a lower fixed fee and, in addition, have an opportunity to earn additional compensation upon achieving specific performance goals with respect to the products being detailed.  Typically, these performance goals relate to targeted sales or prescription volumes, sales force performance metrics or a combination thereof.  In addition, although not currently a party to such arrangements, we have entered into revenue sharing arrangements in the past and may in the future enter into revenue sharing arrangements with customers.  Under revenue sharing arrangements, we have been typically paid a fixed fee covering all or a portion of our direct costs with our remaining compensation based on the market performance of the products being promoted by us, usually expressed as a percentage of product sales.  These incentive-based and revenue sharing arrangements transfer some or most of the market risk from our customers to us. In addition, these arrangements can result in variability in revenue and earnings due to seasonality of product usage, changes in market share, new product introductions (including the introduction of competing generic products into the market), overall promotional efforts and other market-related factors.  If we are unable to meet the future performance goals established in our incentive-based arrangements or the market performance goals in our revenue sharing arrangements, our revenue could be materially and adversely affected. During the periods presented in this Annual Report on Form 10-K the revenue at risk under performance goals was not material to the Company.

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

Our Commercial Services segment depends, in large part, on demand from the pharmaceutical, biotechnology and healthcare industries for outsourced promotional services.  The practice of many companies in these industries has been to hire outside organizations like PDI to conduct large sales and marketing projects on their behalf.  However, companies may elect to perform these services internally for a variety of reasons, including the rate of new product development and FDA approval of those products, the number of sales representatives employed internally in relation to demand, the need to promote new and existing products, and competition from other suppliers. We have previously impacted significantly and adversely in previous years when several large pharmaceutical companies made changes to their commercial model by reducing the number of sales representatives employed internally and through outside organizations like PDI.  These and other developments within the pharmaceutical industry have resulted in volatility in the market for outsourced sales and marketing services during the last few years, and there can be no assurances regarding the continuation, timing or extent of any changes of these trends.  If companies in the pharmaceutical, biotechnology or healthcare industries reduce their demand for outsourcing services, our business, financial condition and results of operations could be materially and adversely affected.

PDI, Inc.
Annual Report on Form 10-K

If companies in the pharmaceutical, biotechnology or healthcare industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of sales representatives in the promotion of their products, our business and results of operations could be materially and adversely affected.

Our Commercial Services revenues depend, in large part, on promotional, marketing and sales expenditures by companies in the pharmaceutical, biotechnology and healthcare industries.  Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products as well as the high level of patent expiration and related introduction of generic versions of branded medicine within the industry.  Furthermore, the trend in the pharmaceutical, biotechnology and healthcare industries toward consolidation may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the use of outsourced sales and marketing services providers.  This reduction in demand for outsourced sales and marketing services could be further exacerbated by the current economic condition of the United States and foreign countries. If companies in the pharmaceutical, biotechnology or healthcare industries significantly reduce their promotional, marketing and sales expenditures or significantly reduce or eliminate the role of sales representatives in the promotion of their products, our business and results of operations could be materially and adversely affected.

If our Commercial Services customers continue to experience increased competition from manufacturers of generic drugs, our business, financial condition and results of operations could be materially and adversely impacted.

Our Commercial Services revenues depend on promotional, marketing and sales expenditures by companies in the pharmaceutical, biotechnology and healthcare industries.  Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by the introduction of generic versions of branded medicines.  This generic competition may occur upon the expiration or loss of patent protection, or in certain circumstances, upon the “at-risk” launch by a generic manufacturer of a generic version of a product we are promoting. The timing or impact of generic competition cannot be accurately predicted by us or our customers and could cause our customers to introduce cost cutting initiatives that result in reduced demand for our outsourced promotional services, or lead to the early termination of existing contracts, which could materially and adversely affect our business, financial condition and results of operations.

The industries in which our Commercial Services segment operates in is highly competitive and our failure to address competitive developments may reduce our market share, which could have a material adverse effect on our business and results of operations.

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

Enacted healthcare reform legislation may increase our costs, impair our ability to adjust our pricing to match with any such increased costs, and therefore could materially and adversely affect our business, financial condition and results of operations.

PPACA entails sweeping healthcare reforms with staggered effective dates from 2010 through 2018, although certain of these effective dates have been delayed by action of the current administration. While some guidance has been issued under PPACA over the past several years, many provisions in PPACA require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service, the U.S. Department of Health & Human Services, and State governments.  This reform includes, but is not limited to: the implementation of a small business tax credit; required changes in the design of our healthcare policy including. providing insurance coverage to part-time workers working on average thirty (30) or more hours per week; “grandfathering” provisions for existing policies; “pay or play” requirements; and a “Cadillac plan” excise tax.

Effective January 1, 2014, each State was required to participate in the PPACA marketplace and make health insurance coverage available for purchase by eligible individuals through a website. While these websites were subject to significant administrative

PDI, Inc.
Annual Report on Form 10-K

issues leading up to their inception dates (and, in some cases, thereafter), it is currently estimated that in excess of three million individuals nationwide have sought health insurance coverage through these exchanges. It is unclear, however, how many of these individuals actually attained health insurance coverage or whether such individuals are becoming insured after previously not having health insurance coverage.

PPACA also requires "Applicable Manufacturers" to disclose to the Secretary of the Department of Health & Human Services drug sample distributions and certain payments or transfers of value to covered recipients (physicians and teaching hospitals) on an annual basis. "Applicable Manufacturers" and "Applicable Group Purchasing Organizations" must also disclose certain physician ownership or investment interests. The data submitted will ultimately be made available on a public website. Based upon the structure of its relationship with its clients, PDI may be defined as an "Applicable Manufacturer" for purposes of the disclosure requirements or may provide services that include the transfer of drug samples and/or other items of value to covered recipients. As such, we may be required to disclose or provide information that is subject to disclosure. There may be certain risks and penalties associated with the failure to properly make such disclosures, including but not limited to the specific civil liabilities set forth in PPACA, which allows for a maximum civil monetary penalty per "Applicable Manufacturer" of $1,150,000. There may be additional risks and claims made by third parties derived from an improper disclosure that are difficult to ascertain at this time.

In June 2012, the United States Supreme Court upheld the constitutionality of key provisions of PPACA. PPACA contains numerous other initiatives that impact the pharmaceutical industry. These include, among other things:

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

While PPACA may increase the number of patients who have insurance coverage for the products we promote, its cost containment measures could also adversely affect reimbursement for any of our customers’ products. Cost control initiatives could decrease the price that our customers receive for any products they may develop in the future. If our customers’ products are not considered cost-effective or if they are unable to generate adequate third-party reimbursement for the users of their products, then our customers may be unable to maintain price levels sufficient to realize an appropriate return on investment for their products. Our customers could impose margin pressures on us in an effort to recoup a portion of their return on investment, which would have an adverse impact on our business.

We are currently unable to determine the long-term, direct or indirect impact of such legislation on our business. Since the effect of many of the provisions of PPACA may not be determinable for a number of years, we do not expect PPACA to have a material adverse impact on our near term results of operations.  However, healthcare reform as mandated and implemented under PPACA and any future federal or state mandated healthcare reform could materially and adversely affect our business, financial condition and results of operations by increasing our costs, hindering our ability to effectively match our cost of providing health insurance with our pricing and impeding our ability to attract and retain customers as well as potentially changing our business model or causing us to lose certain current competitive advantages.

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

PDI, Inc.
Annual Report on Form 10-K

Our failure, or that of our customers, to comply with applicable healthcare regulations could limit, prohibit or otherwise adversely impact our business activities and could result in substantial penalties.

Various laws, regulations and guidelines established by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion, sale and distribution of healthcare services and products, including pharmaceutical products.  The healthcare industry also is regulated by various Federal and State laws pertaining to healthcare fraud and abuse, including prohibitions on the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of products that are paid for by Medicare or Medicaid. Violations of these regulations may incur investigation or enforcement action by the FDA, Department of Justice, State agencies, or other legal authorities, and may result in substantial civil, criminal, or other sanctions.  Sanctions for violating the fraud and abuse laws also may include possible exclusion from Medicare, Medicaid and other Federal or State healthcare programs.  Although we believe our current business arrangements do not violate these laws, we cannot assure you that our business practices will not be challenged under these laws in the future or that a challenge would not have a material adverse effect on our business, financial condition or results of operations, even if we successfully defend against such claims.  While we rely on contractual indemnification provisions with our commercial customers to protect us against certain claims, we cannot provide assurance that these provisions will be fully enforceable or that they will provide adequate protection against the claims intended to be covered.

GENERAL RISKS RELATING TO OUR BUSINESS

The majority of our revenue is currently derived from a very limited number of customers, the loss of any one of which could materially and adversely affect our business, financial condition and results of operations.

Our revenue and profitability depend to a great extent on our relationships with a very limited number of large pharmaceutical companies. As of December 31, 2014, our two largest customers accounted for approximately 69.7% of our 2014 revenue. As of December 31, 2013, our four largest customers accounted for approximately 67.4% of our 2013 revenue.  While we expect to continue gaining new business in 2015, it is likely that our revenue and profitability will continue to be dependent on significant contracts with a very limited number of large pharmaceutical companies, and we may experience an even higher degree of customer concentration in 2015 and beyond in light of continued consolidation within the pharmaceutical industry and current business development opportunities.

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

Our inability to finance our business on acceptable terms in the future may limit our ability to develop and commercialize new molecular diagnostic solutions and technologies and grow our business.
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure and commercial operations. We may seek to raise finance our business through collaborations, equity offerings, debt financings, or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more molecular diagnostic tests or selling and marketing initiatives and this could have a material adverse effect on our business, financial condition and results of operations.

PDI, Inc.
Annual Report on Form 10-K

Our debt obligations include covenants restricting our business, which may adversely affect us.
On October 31, 2014, in connection with our acquisition of RedPath, we entered into a credit agreement, or the Credit Agreement, with certain lenders. The Credit Agreement contains certain financial and other covenants, including a minimum liquidity requirement and minimum revenue targets, and includes limitations on, among other things, additional indebtedness, paying dividends in certain circumstances, acquisitions and certain investments. In addition, on October 31, 2014, we issued an interest-free note to the representative of the equityholders of RedPath, or the Note, at the closing of our acquisition of RedPath for $11.0 million to be paid in eight equal consecutive quarterly installments beginning October 1, 2016. The Note provides that the violation of any term, covenant or condition of the Credit Agreement and other ancillary security agreements is also a breach of the Note. Any failure to comply with the restrictions of the Credit Agreement and the Note may result in an event of default under such agreements, and could have a material adverse effect on our business, financial condition and results of operations.
We may not have enough cash available to service our debt. Our debt includes certain restrictive debt covenants that may limit our ability to finance future operations and capital needs or pursue business opportunities and activities.

Our ability to make scheduled payments on the Term Notes and our other indebtedness, or to refinance our debt, depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general economic, financial, competitive, regulatory, technical and other factors beyond our control. If in the future we cannot generate sufficient cash to meet our debt service requirements, we, among other things, may need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell material assets. If we are not able to refinance our debt as necessary, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt. Despite being leveraged, we may be able to incur more debt in the future, which could further exacerbate the risks of our leverage. We may need to incur additional debt in the future to complete acquisitions or capital projects or for working capital. In certain circumstances, we may need to incur substantial additional debt. We are subject to restrictive debt covenants that may limit our ability to finance future operations and capital needs and to pursue business opportunities and activities. These restrictions may limit our ability to operate our businesses and may prohibit or limit our activity to enhance our operations or take advantage of potential business opportunities as they arise. All of these limitations are subject to significant exceptions and qualifications. If we breach any of our debt covenants we may be in default under terms of our debt. A significant portion or all of our indebtedness may then become immediately due and payable. We may not have, or be able to obtain, sufficient funds to make these accelerated payments.

In addition, some of our contracts include exclusivity provisions limiting our ability to promote or represent competing products during the contract service period unless consent has been provided by the customer, and may also require the personnel we utilize to be dedicated exclusively to promoting or representing a single customer’s product for the term of the contract. Accordingly, these types of arrangements could have a material adverse effect on our business and results of operations.

Our profitability will be impaired by our obligations to make royalty and milestone payments to Asuragen and the equityholders of RedPath.
In connection with our acquisition of RedPath and certain assets of Asuragen in 2014, we are obligated to make certain royalty and milestone payments. With respect to our acquisition of certain assets of Asuragen, we are obligated to make a milestone payment of $0.5 million to Asuragen upon the earlier of the launch of PancraMir™ and February 13, 2016, and to pay royalties of 5% on the future net sales of the miRInform™ pancreas platform for a period of ten years following a qualifying sale, 3.5% on the future net sales of the miRInform™ thyroid platform through August 13, 2024 and 1.5% on the future net sales of certain other thyroid diagnostics tests for a period of ten years following a qualifying sale. With respect to our acquisition of RedPath, we entered into a contingent consideration agreement with the representative of the equityholders of RedPath, or the Contingent Consideration Agreement. Pursuant to the Contingent Consideration Agreement, we agreed to issue to the equityholders of RedPath 500,000 shares of our common stock upon acceptance for publication of a specified article related to PathFinderTG® for the management of Barrett’s esophagus, and an additional 500,000 shares of our common stock upon the commercial launch of PathFinderTG® for the management of Barrett’s esophagus, or collectively, the Common Stock Milestones. In the event of a change of control of PDI, Interpace Diagnostics, LLC or Interpace Diagnostics Corporation on or before April 30, 2016, the Common Stock Milestones not then already achieved will be accelerated and the equityholders of RedPath will be immediately entitled to receive the Common Stock not yet previously issued to them. The equityholders of RedPath are entitled to an additional $5 million cash payment upon the achievement by us of $14.0 million or more in annual net sales of PathFinderTG® for the management of Barrett’s esophagus and a further $5 million cash payment upon the achievement by us of $37.0 million or more in annual net sales of a basket of assays of Interpace Diagnostics, LLC and Interpace Diagnostics Corporation. In addition, we are obligated to pay revenue based payments through 2025 of 6.5% on annual net sales above $12.0 million of PancraGen™, 10% on annual net sales up to $30 million of PathFinderTG® for the management of Barrett’s esophagus and 20% on annual net sales above $30 million of PathFinderTG® for the management of Barrett’s esophagus.

PDI, Inc.
Annual Report on Form 10-K

Even if we are able to successfully launch the above referenced diagnostic tests, our profitability will be impaired by our obligations to make royalty and milestone payments to Asuragen and the equityholders of RedPath. Although we believe, under such circumstances, that the increase in revenue will exceed the corresponding royalty and milestone payments, our obligations to Asuragen and the equityholders of RedPath could have a material adverse effect on our business, financial condition and results of operations if we are unable to manage our operating costs and expenses at profitable levels.
Our business may suffer if we fail to attract and retain qualified sales representatives.
The success and growth of our Commercial Services and Diagnostics businesses depends in large part on our ability to attract and retain qualified sales representatives.  There is competition for sales representatives from contract services organizations and pharmaceutical, biotechnology and healthcare companies.  In addition, in certain instances, we offer our Commercial Services customers the option to permanently hire our sales representatives, and on occasion, our Commercial Services customers have hired the sales representatives that we trained to detail their products. We cannot provide assurance that we will continue to attract and retain qualified personnel.  If we cannot attract and retain qualified sales personnel our Commercial Services and Diagnostics businesses will suffer, and our ability to perform under our existing sales force contracts and sell our molecular diagnostics tests may be impaired.
The loss of members of our senior management team or our inability to attract and retain key personnel could adversely affect our Commercial Services and Diagnostics businesses.
The success of our business depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The efforts of these persons will be critical to us as we continue to grow our Commercial Services business and develop and/or acquire additional molecular diagnostic tests. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. In addition, our commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our clinical laboratory and commercialization.
We may acquire businesses or assets or make investments in other companies or molecular diagnostic technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
As part of our strategy, we may pursue acquisitions of synergistic businesses or molecular diagnostic assets. If we make any further acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisition by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results and financial condition. Integration of an acquired company or business will also likely require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition. To finance any acquisitions or investments, we may choose to issue shares of our stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. Consummating an acquisition poses a number of risks including:

•	we may not be able to accurately estimate the financial impact of an acquisition on our overall business;

•
an acquisition may require us to incur debt or other obligations, incur large and immediate write-offs, issue capital stock potentially dilutive to our stockholders or spend significant cash, or may negatively affect our operating results and financial condition;

•	if we spend significant funds or incur additional debt or other obligations, our ability to obtain financing for working capital or other purposes could decline;

•	worse than expected performance of an acquired business may result in the impairment of intangible assets;

•
we may be unable to realize the anticipated benefits and synergies from acquisitions as a result of inherent risks and uncertainties, including difficulties integrating acquired businesses or retaining key personnel, partners, customers or other key relationships, and risks that acquired entities may not operate profitably or that acquisitions may not result in improved operating performance;

•	we may fail to successfully manage relationships with customers, distributors and suppliers;

PDI, Inc.
Annual Report on Form 10-K

•	our customers may not accept new molecular diagnostic tests from our acquired businesses;

•	we may fail to effectively coordinate sales and marketing efforts of our acquired businesses;

•	we may fail to combine product offerings and product lines of our acquired businesses timely and efficiently;

•
an acquisition may involve unexpected costs or liabilities, including as a result of pending and future shareholder lawsuits relating to acquisitions or exercise by stockholders of their statutory appraisal rights, or the effects of purchase accounting may be different from our expectations;

•	an acquisition may involve significant contingent payments that may adversely affect our future liquidity or capital resources;

•
accounting for contingent payments requires significant judgment and changes to the assumptions used in determining the fair value of our contingent payments could lead to significant volatility in earnings;

•	acquisitions and subsequent integration of these companies may disrupt our business and distract our management from other responsibilities; and

•	the costs of an unsuccessful acquisition may adversely affect our financial performance.

Additional risks of integration of an acquired business include:

•	differing information technology, internal control, financial reporting and record-keeping systems;

•	differences in accounting policies and procedures;

•	unanticipated additional transaction and integration-related costs;

•	facilities or operations of acquired businesses in remote locations and the inherent risks of operating in unfamiliar legal and regulatory environments; and

•
new products, including the risk that any underlying intellectual property associated with such products may not have been adequately protected or that such products may infringe on the proprietary rights of others.

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
We are required to evaluate goodwill at least annually, and between annual tests if events or circumstances warrant such a test.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.  We test goodwill for impairment at the reporting unit level, which is one level below our segments.  Goodwill has been assigned to the reporting units to which the value of the goodwill relates.  We currently have three reporting units, with one reporting unit in our Interpace Diagnostics segment having goodwill. If we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of comprehensive income (loss).  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  If our projected long-term sales growth rate, profit margins or terminal growth rate are considerably lower and/or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a non-cash impairment loss in our statement of comprehensive income (loss). See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements included in this Form 10-K.
RISKS RELATING TO OUR CORPORATE STRUCTURE AND OUR COMMON STOCK
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

PDI, Inc.
Annual Report on Form 10-K

all of our assets and amendments to our certificate of incorporation.  This ownership concentration by Mr. Dugan could delay or prevent a change in corporate control that may otherwise be beneficial to our other stockholders.
We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.
Our certificate of incorporation and bylaws include provisions, such as providing for three classes of directors, which may make it more difficult to remove our directors and management and may adversely affect the price of our common stock. In addition, our certificate of incorporation authorizes the issuance of “blank check” preferred stock, which allows our board of directors to create one or more classes of preferred stock with rights and preferences greater than those afforded to the holders of our common stock.  This provision could have the effect of delaying, deterring or preventing a future takeover or a change in control, unless the takeover or change in control is approved by our board of directors.  We are also subject to laws that may have a similar effect. For example, section 203 of the General Corporation Law of the State of Delaware prohibits us from engaging in a business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.  As a result of the foregoing, it will be difficult for another company to acquire us and, therefore, could limit the price that possible investors might be willing to pay in the future for shares of our common stock. In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.
Our quarterly and annual revenues and operating results may vary, which may cause the price of our common stock to fluctuate.
Our quarterly and annual operating results may vary as a result of a number of factors, including:

•	the commencement, delay, cancellation or completion of sales and marketing programs;

•	regulatory developments;

•
uncertainty about when, if at all, revenue from any product commercialization arrangements and/or other incentive-based arrangements with our customers, as well as from sales of our molecular diagnostic tests, will be recognized;

•	mix of services provided and/or mix of programs during the period;

•	timing and amount of expenses for implementing new programs and accuracy of estimates of resources required for ongoing programs;

•	timing and integration of any acquisitions; and

•	changes in regulations related to diagnostics, pharmaceutical, biotechnology and healthcare companies.

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

The market for our common stock is volatile.  During 2014, our stock traded at a low of $1.34 and a high of $6.25.  In 2013, our stock traded at a low of $3.82 and a high of $8.25.  The trading price of our common stock has been and will continue to be subject to:

•	general volatility in the trading markets;

•	significant fluctuations in our quarterly operating results;

•	significant changes in our cash and cash equivalent reserves;

•	announcements regarding our business or the business of our competitors;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	industry and/or regulatory developments;

•	changes in revenue mix;

•	changes in revenue and revenue growth rates for us and for the industries in which we operate;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in, and our Commercial Services and Interpace Diagnostics executive offices are managed from, Parsippany, New Jersey where we lease approximately 23,000 square feet.  The lease runs through June 2017.  Our Interpace Diagnostics segment is operated out of facilities in Pittsburgh, Pennsylvania and New Haven, Connecticut, where we lease a total of approximately 21,400 square feet. Our Pittsburgh, Pennsylvania lease expires in March 2015 and is in the process of being extended for a period of two years, through March 2017, at substantially similar terms. Our New Haven, Connecticut lease expires in December 2015.

We also lease approximately 84,000 square feet of office space in Saddle River, New Jersey (our former corporate headquarters), that terminates in January 2016. We have entered into subleases, which run through the end of the underlying lease, for all of the square footage at our Saddle River facility. Our discontinued TVG business unit operated out of a 38,000 square foot facility in Dresher, Pennsylvania under a lease that runs for a term of approximately 12 years and terminates in November 2016.  Our discontinued Pharmakon business unit operated out of a 6,700 square foot facility in Schaumburg, Illinois under a lease that expires in February 2015. We have sublet all of the office space in Dresher, Pennsylvania and Schaumburg, Illinois through the end of the underlying leases.

We believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

ITEM 3.LEGAL PROCEEDINGS

We are currently a party to legal proceedings incidental to our business.  As required, we have accrued our estimate of the probable costs for the resolution of these claims. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flow, litigation is subject to inherent uncertainties.  Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial condition, results of operations or cash flows.  To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of December 31, 2014, our accrual for litigation and threatened litigation was not material to the consolidated financial statements. Legal fees are expensed as incurred.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

Our common stock is traded on the NASDAQ under the ticker symbol “PDII.”  The price range per share of common stock presented below represents the high and low trading price for our common stock on the NASDAQ for the last two years by quarter.

	2014		2013
	HIGH	LOW	HIGH	LOW
First quarter	$6.25	$4.20	$8.25	$6.09
Second quarter	$5.44	$4.05	$6.12	$3.82
Third quarter	$4.50	$2.26	$5.33	$4.23
Fourth quarter	$2.41	$1.34	$5.35	$4.37

Holders

We had 515 stockholders of record as of February 23, 2015.  Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

PDI, Inc.
Annual Report on Form 10-K

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.  Future earnings, if any, will be used to finance the future operation and growth of our businesses.

Securities Authorized For Issuance Under Equity Compensation Plans

We have a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  All equity compensation plans have been approved by security holders.  The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information
Year Ended December 31, 2014
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2004 Stock Award and Incentive Plan, 2000 Omnibus Incentive Compensation Plan, and 1998 Stock Option Plan)	25,000	$12.65	1,441,028

Equity compensation plans not approved by security holders (1)	—	—	—
Total	25,000	$12.65	1,441,028

 (1)  Excludes restricted stock, restricted stock units and stock-settled stock appreciation rights.

ITEM 6.	SELECTED FINANCIAL DATA

We are a "smaller reporting company" for purposes of the disclosure requirements of Item 301 of Regulation S-K and, therefore, we are not required to provide this information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form
10-K. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the Risk Factors section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See Cautionary Note Regarding Forward-Looking Information at the beginning of this Form 10-K.

OVERVIEW

We are a leading healthcare commercialization company providing go-to-market strategy and execution to established and emerging pharmaceutical, biotechnology, diagnostics and healthcare companies in the United States through our Commercial Services segment, and developing and commercializing molecular diagnostic tests through our Interpace Diagnostics segment.

Our Commercial Services segment is focused on providing outsourced pharmaceutical, biotechnology, medical device and diagnostic sales teams to our customers. Through this business, we offer a range of complementary sales support services designed to achieve our customers’ strategic and financial objectives. Our customers in this business include pharmaceutical, biotechnology, diagnostics and healthcare companies. In this business, we also provide integrated multi-channel message delivery.

Our Interpace Diagnostics segment is focused on developing and commercializing molecular diagnostic tests, leveraging the latest technology and personalized medicine for better patient diagnosis and management. Through our Interpace Diagnostics segment, we aim to provide physicians and patients with diagnostic options for detecting genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers. Customers in our Interpace Diagnostics segment consist primarily of physicians, hospitals and clinics.

We provide pharmaceutical, biotechnology, diagnostics and healthcare companies with full-service outsourced product commercialization and promotion solutions through our Commercial Services segment.  Our Commercial Services segment offers customers a range of standard and customizable options for their products throughout their entire lifecycles, from development to commercialization.  We have over 25 years of experience in the services business that allows us to provide services that are innovative, flexible and designed to drive our customers’ profits and respond to a continually changing market.  Over the course of our operating history, we have designed and successfully implemented commercialization programs for many large pharmaceutical companies, a variety of emerging and specialty pharmaceutical and biotechnology companies and diagnostic and other healthcare service providers.  Our services provide a vital link between our customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients.

We are also developing and commercializing molecular diagnostic tests to detect genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers through our Interpace Diagnostics segment. As a result of our 2014 acquisitions of RedPath Integrated Pathology, Inc. (RedPath) and certain assets from Asuragen, Inc. (Asuragen) our Interpace Diagnostics segment offers PancraGen™ (formerly known as PathFinderTG® Pancreas), a diagnostic test designed for determining risk of malignancy in pancreatic cysts, and ThyGenX™, a next-generation sequencing test designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules. We have three diagnostic tests in late stage development that are designed to detect genetic and other molecular alterations that are associated with gastrointestinal cancers and one diagnostic test in late stage development that is designed to detect molecular alterations that are associated with Thyroid cancer.

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

The amended collaboration agreement gives us the right to extend the effective date of termination to September 30, 2015 by making a payment of $0.5 million (the Extension Fee) to the Diagnostics Company. If the Extension Fee is paid, and we thereafter purchase the outstanding stock of the Diagnostics Company, then the option price due at closing will be reduced by the amount of the Extension Fee. The amendment to the collaboration agreement eliminated the Diagnostics Company's ability to require us to exercise the option to purchase the outstanding common stock of the Diagnostics Company. In the fourth quarter of 2014, the

PDI, Inc.
Annual Report on Form 10-K (continued)

Company identified events that have had an adverse effect on the fair value of this investment and impaired the initial fee of $1.5 million. See Note 18, Investment in Privately Held Non-Controlled Entity and Other Arrangements, to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

As of December 31, 2014, it was determined that we would not continue to operate Group DCA and that we would divest this business. See Note 7, Goodwill and Other Intangible Assets, and Note 19, Discontinued Operations, to our consolidated financial statements included in this Annual Report on Form 10-K for further information. In connection with this decision, we are now offering PD One™ to customers in our Commercial Services segment and using PD One™ in our Interpace Diagnostics segment. PD One™ is a proprietary technology platform aimed at expanding relationships between pharmaceutical and life science companies and health care providers. The platform enables customers to extend personal and brand interactions with physicians through a secure, professional networking platform that features direct messaging and dynamic content.

DESCRIPTION OF REPORTING SEGMENTS

Effective December 31, 2014, we have two reporting segments: Commercial Services and Interpace Diagnostics. We realigned our reporting segments, and the operating segments and service offerings within our reporting segments, due to the acquisition of RedPath and acquiring certain assets from Asuragen, Inc. (Asuragen) to reflect our current and going forward business strategy. As part of our strategy, we have decided to discontinue our eDetailing services offering, classified the Group DCA business as discontinued operations and held for sale, in an effort to reduce spending in the area and focus our resources on our strategic plan. Therefore, we will no longer be presenting a Marketing Services segment. Our current reporting segments are reflective of the way our chief operating decision maker views and manages the business. The operating segments or service offerings included in our reporting segments are as follows:
▪Commercial Services reporting segment, consists of the following service offerings:

•	Personal Promotion, through our:

◦	Dedicated Sales Teams; and

◦	Established Relationship Team.

•	Medical and Clinical Services; and

•	Full product commercialization.
▪Interpace Diagnostics reporting segment, which consists of the following operating segments:
▪Gastrointestinal; and
▪Endocrinology.

Select financial information for each of these segments is contained in Note 17, Segment Information, to our consolidated financial statements included in this Annual Report on Form 10-K and in the discussion under “Consolidated Results of Operations.”

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in our consolidated financial statements and disclosed in the accompanying notes.  These assumptions and estimates are inherently uncertain.  Outlined below are accounting policies, which are important to our financial position and results of operations, and require our management to make significant judgments in their application.  Some of those judgments can be subjective and complex.  Management’s estimates are based on historical experience, information from third-party professionals, facts and circumstances available at the time and various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.  Additionally, changes in estimates could have a material impact on our consolidated results of operations in any one period.  For a summary of all of our significant accounting policies, including the accounting policies discussed below, see Note 1, Nature of Business and Significant Account Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.

Revenue and Cost of Services

We recognize revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Our contracts containing multiple deliverables are accounted for in accordance with Accounting Standards Codification (ASC) 605-25, Revenue Recognition: Multiple Element Arrangements.

PDI, Inc.
Annual Report on Form 10-K (continued)

Commercial Services

Revenue under Commercialization Services contracts is generally based on the number of sales representatives utilized or the number of physician details made and, when applicable, the full commercial operations services provided.  If contracts include full commercial operations services, we have determined that there are two units of accounting in these arrangements: the sales team providing product detailing services; and the commercial operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services.  Revenue is generally recognized on a straight-line basis over the contract period or as the physician details are performed. A portion of revenues earned under certain contracts may be risk-based. The risk-based metrics may be based on activity metrics such as call activity, turnover, or other agreed upon measures, or on contractually defined percentages of prescriptions written.  Revenue from risk-based metrics is recognized in the period which the metrics have been attained and when we are reasonably assured that payment will be made. Many of our product detailing contracts also allow for additional periodic incentive fees to be earned if certain activities have occurred or client specific sales performance benchmarks have been attained. Revenue from incentive fees is recognized in the period earned when the performance benchmarks have been attained and when we are reasonably assured that payment will be made.  Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commission based revenue is recognized when performance is completed.

Our Commercial Services contracts are generally for terms of one to three years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer without cause upon 30 days' to 180 days’ prior written notice.  Certain contracts include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause.  Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination.

We maintain continuing relationships with our Commercial Services customers which may lead to multiple ongoing contracts between us and one customer. In situations where we enter into multiple contracts with one customer at or near the same time, we evaluate the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated as a package and should be accounted for as a single agreement.

The loss or termination of a large pharmaceutical detailing contract or the loss of multiple contracts could have a material adverse effect on our financial condition or results of operations.  Historically, we have derived a significant portion of service revenue from a limited number of customers.  Concentration of business in the pharmaceutical industry is common and the industry continues to consolidate.  As a result, we are likely to continue to experience significant customer concentration in future periods.  For the year ended December 31, 2014, our two largest customers, who each individually represented 10% or more of our Commercial Services revenue, collectively accounted for approximately 69.7% of our consolidated service revenue.  For the year ended December 31, 2013, our two largest customers, who each individually represented 10% or more of our Commercial Services revenue, collectively accounted for approximately 67.4% of our consolidated service revenue.  See Note 13, Significant Customers, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting and hiring and certain other direct incremental costs, excluding pass through costs that are billed to customers. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. Initial direct program costs are deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the underlying contract. As of December 31, 2014 and 2013, we deferred $0.4 million and $2.3 million of initial direct program costs, respectively. During each of the years ended December 31, 2014 and 2013, we amortized $0.9 million of initial direct program costs into expense.

Reimbursable out-of-pocket expenses include those relating to travel and other similar costs, for which we are reimbursed at cost by our customers.  Reimbursements received for out-of-pocket expenses incurred are characterized as revenue and an identical

PDI, Inc.
Annual Report on Form 10-K (continued)

amount is included as cost of services in the consolidated statements of comprehensive loss.  For the years ended December 31, 2014 and 2013, reimbursable out-of-pocket expenses were $27.4 million and $30.8 million, respectively.

Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract.  For the majority of our contracts, training costs are reimbursable out-of-pocket expenses.

Interpace Diagnostics

Interpace Diagnostics revenue is generated using our proprietary tests. Our performance obligation is fulfilled upon the completion, review and release of test results. In conjunction with fulfilling these services, we bill the third-party payor or hospital. We recognize Interpace Diagnostics revenue related to billings for Medicare, Medicare Advantage, and hospitals on an accrual basis, net of contractual adjustment, when a contract is in place, a reliable pattern of collectability exists and collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, the contractual rate or the amounts agreed to with hospitals.

Until a contract has been negotiated with a commercial insurance carrier or governmental program, the services may or may not be covered by these entities existing reimbursement policies. In addition, we do not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests in the event that insurance declines to reimburse us. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment, the related revenue is only recognized upon the earlier of payment notification or cash receipt. Accordingly, we recognize revenue from commercial insurance carriers and governmental programs without contracts, when payment is received.

Persuasive evidence of an arrangement exists and delivery is deemed to have occurred upon completion, review, and release of the test results at which time we will bill the third-party payor or hospital. The assessment of the fixed or determinable nature of the fees charged for diagnostic testing performed, and the collectability of those fees, requires significant judgment by our management. Our management believes that these two criteria have been met when there is contracted reimbursement coverage or a predictable pattern of collectability with individual third-party payors or hospitals and accordingly, recognizes revenue upon delivery of the test results. In the absence of contracted reimbursement coverage or a predictable pattern of collectability, we believe that the fee is fixed or determinable and collectability is reasonably assured only upon request of third-party payor notification of payment or when cash is received, and we recognize revenue at that time.

Cost of services consists primarily of the costs associated with operating our laboratories and other costs directly related to our tests. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for laboratory personnel. Other direct costs include, but are not limited to, laboratory supplies, certain consulting expenses, and facility expenses.

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

We test goodwill and indefinite-lived intangible asset for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the industries in which we operate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible asset and our consolidated financial results.

PDI, Inc.
Annual Report on Form 10-K (continued)

We test goodwill for impairment at the business (reporting) unit level, which is one level below our operating segments.  The goodwill has been assigned to the reporting unit to which the value relates.  We test goodwill by estimating the fair value of the reporting unit using a Discounted Cash Flow (DCF) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant’s weighted-average cost of capital used to discount future cash flows to their present value. While we use available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.  If the Company's projected long-term sales growth rate, profit margins, or terminal rate change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment in this reporting unit and, as a result, all or a portion of these assets may become impaired.

During 2014, $15.5 million of goodwill was recorded related to our acquisition of RedPath. In connection with the decision to sell Group DCA and discontinue operations of the business, an impairment of goodwill was recorded as the relative fair value of the business unit was less than estimated consideration to be received. No impairment was recorded during the year ended December 31, 2013. See Note 4, Fair Value Measurements and Note 7, Goodwill and Other Intangible Assets included in this Annual Report on Form 10-K for further information.

Long-Lived Assets, including Finite-Lived Intangible Assets

We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. During 2014, certain assets were impaired in connection with the planned sale of Group DCA and exit of the eDetailing business. See Note 7, Goodwill and Other Intangible Assets, to our consolidated financial statements included in this Annual Report on Form 10-K.

Loans and Investments in Privately Held Entities

From time-to-time, we make investments in and/or loans to privately-held companies.  We determine whether the fair value of any investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If we consider any such decline to be other than temporary (based on various factors, including historical financial results, asset quality, negative cash flows from operations and the overall health of the investee’s industry), a write-down to estimated fair value is recorded.  As of December 31, 2013, we had an investment in a privately held non-controlled entity of $1.5 million within Other current assets in the Consolidated Balance Sheets in accordance with ASC 325-20 Investments Other - Cost Method Investments. In the fourth quarter of 2014, we identified events that have had an adverse effect on the fair value of this cost-method investment and impaired the initial fee.

On a quarterly basis, we review outstanding loans receivable to determine if a provision for doubtful notes is necessary.  These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  Subsequent cash receipts on the outstanding interest are applied against the outstanding interest receivable balance and the corresponding allowance.  Our assessments of value are subjective given that the investees may be at an early stage of development and rely regularly on their investors for cash infusions.  See Note 18, Investment in Privately Held Non-Controlled Entity and Other Arrangements for further information.

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

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the

PDI, Inc.
Annual Report on Form 10-K (continued)

assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products and forecasted life cycle and cash flows over that period. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ materially from the forecasted amounts. See Note 3, Acquisitions included in this Annual Report on Form 10-K for further information.

Contingencies

In the normal course of business, we are subject to various contingencies. Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated, or otherwise disclosed, in accordance with ASC 450, Contingencies. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event we determine that a loss is not probable, but is reasonably possible, and it becomes possible to develop what we believe to be a reasonable range of possible loss, then we will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, when applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Predicting the outcome of claims and litigation, and estimating related costs and exposures, involves substantial uncertainties that could cause actual costs to vary materially from estimates.

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

We operate in multiple tax jurisdictions and provide taxes in each jurisdiction where we conduct business and are subject to taxation.  The breadth of our operations and the complexity of the various tax laws require assessments of uncertainties and judgments in estimating the ultimate taxes we will pay.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of proposed assessments arising from federal and state audits.  We have established estimated liabilities for uncertain federal and state income tax positions. Uncertain tax positions are recognized in the financial statements when it is more likely than not (for example, a likelihood of more than fifty percent) that a position taken or expected to be taken in a tax return would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. We adjust our accruals for unrecognized tax benefits as facts and circumstances change, such as the progress of a tax audit. We believe that any potential audit adjustments will not have a material adverse effect on our financial condition or liquidity. However, any adjustments made may be material to our consolidated results of operations or cash flows for a reporting period. Penalties and interest, if incurred, would be recorded as a component of current income tax expense.

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences.  The realization of these assets is dependent on generating future taxable income.  We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  Our recent operating results and projections of future income weighed heavily in our overall assessment.  The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2014 and 2013, as we determined that it was more likely than not that these assets would not be realized.

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

On occasion, we grant market contingent stock-based awards.  In 2014, we issued market contingent SARs to our chief executive officer. The fair value estimate of market contingent SARs was calculated using a Monte Carlo Simulation model.  The market contingent SARs are subject to a time-based vesting schedule, but will not vest unless and until certain additional, market-based conditions are satisfied. See Note 12, Stock-Based Compensation, to our consolidated financial statements in this Annual Report on Form 10-K for further information.

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

PDI, Inc.
Annual Report on Form 10-K (continued)

	Years Ended December 31,
	2014	2013
Revenue, net	100.0%	100.0%
Cost of services	84.5%	84.0%
Gross profit	15.5%	16.0%
Compensation expense	12.4%	10.4%
Other selling, general and administrative expenses	12.0%	6.6%
Acquisition related amortization expense	0.6%	—%
Asset impairments	1.7%	—%
Total operating expenses	26.7%	17.0%
Operating loss	(11.2)%	(1.0)%
Interest expense	(0.5)%	—%
Other expense, net	(0.1)%	—%
Loss from continuing operations before income tax	(11.8)%	(1.0)%
(Benefit from) provision for income tax	(4.0)%	0.1%
Loss from continuing operations	(7.8)%	(1.1)%
Loss from discontinued operations, net of tax	(5.6)%	(2.0)%
Net loss	(13.4)%	(3.1)%

Results of Continuing Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

(in thousands)	Commercial	Interpace
	Services	Diagnostics	Consolidated
Year ended December 31, 2014:
Revenue, net	$118,461	$1,474	$119,935
Cost of services	$100,126	$1,268	$101,394
Gross profit	$18,335	$206	$18,541
Gross profit %	15.5%	14.0%	15.5%

Year ended December 31, 2013:
Revenue, net	$146,534	$—	$146,534
Cost of services	$122,737	$292	$123,029
Gross profit	$23,797	$(292)	$23,505
Gross profit %	16.2%	N/A	16.0%

Operations Overview

We currently operate in two reporting segments: Commercial Services and Interpace Diagnostics. In 2014, decreases in revenues from our Commercial Services segment drove a decrease in Commercial Services segment gross profit relative to 2013. We also incurred significant losses within our Interpace Diagnostics segment due to the ramping up of this business.

Our Commercial Services revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  Our two largest customers in 2014 accounted for approximately 47.4% and 22.3%, respectively, of our revenue.  We believe that we will continue to experience a high degree of customer concentration and that the loss or a significant reduction of business from any of our major customers, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.

Revenue, net

PDI, Inc.
Annual Report on Form 10-K (continued)

Consolidated revenue for the year ended December 31, 2014 decreased by $26.6 million, or 18.2%, to $119.9 million, compared to the year ended December 31, 2013. This decrease was attributable to the change in the number and size of contracts in our Commercial Services segment being executed in 2014.

Revenue in our Commercial Services segment for the year ended December 31, 2014 decreased by $28.1 million, or 19.2%, to $118.5 million, compared to the year ended December 31, 2013. The decrease in Commercial Services revenue, as mentioned above, was primarily due to natural contract expirations or contracts renewing at a smaller size.

Revenue in our Interpace Diagnostics segment for the year ended December 31, 2014 was $1.5 million, primarily attributable to tests processed during November and December of 2014 from the fourth quarter acquisition of RedPath.
Cost of services

Consolidated cost of services for the year ended December 31, 2014 decreased $21.6 million, or 17.6%, to $101.4 million, compared to the year ended December 31, 2013. This decrease was primarily due to the change in revenue from our Commercial Services segment mentioned above.

Cost of services in our Commercial Services segment for the year ended December 31, 2014 decreased to $100.1 million, or 18.4%, compared to the year ended December 31, 2013. This increase was directly attributable to change in revenue discussed above.

Cost of services in our Interpace Diagnostics segment for the year ended December 31, 2014 increased $1.0 million to $1.3 million. The increase was directly attributable to acquisitions of the Acquired Assets from Asuragen and RedPath in the second half of 2014.

Gross profit

Consolidated gross profit for the year ended December 31, 2014 decreased by $5.0 million, or 21.1%, to $18.5 million, compared to the year ended December 31, 2013. The consolidated gross profit percentage remained essentially flat for the years ended December 31, 2014 and December 31, 2013.

The gross profit percentage in our Commercial Services segment for the year ended December 31, 2014 decreased by 0.8%, to 15.5%, compared to the year ended December 31, 2013. This decrease was due to new business being won with lower profit margins resulting from competitive pricing pressures and the reduction in revenue from our Established Relationship Team service offering relative to its fixed management costs.

The gross profit in our Interpace Diagnostics segment for the year ended December 31, 2014 was attributable to tests processed during November and December of 2014 from the fourth quarter acquisition of RedPath.

Note: Compensation expense and Other selling, general and administrative (other SG&A) expense amounts for each segment include allocated corporate overhead.

Compensation expense (in thousands)
Year Ended	Commercial	% of	Interpace	% of		% of
December 31,	Services	sales	Diagnostics	sales	Total	sales
2014	$13,153	11.1%	$1,659	112.6%	$14,812	12.4%
2013	15,122	10.3%	137	N/A	15,259	10.4%
Change	$(1,969)		$1,522		$(447)

Consolidated compensation expense for the year ended December 31, 2014 decreased by $0.4 million, or 2.9%, compared to the year ended December 31, 2013.  The decrease was primarily attributable to a decrease in incentive compensation expense. As a percentage of consolidated revenue, consolidated compensation expense increased to 12.4% for the year ended December 31, 2014, from 10.4% for the year ended December 31, 2013, primarily due to the decrease in consolidated revenue.

Compensation expense in our Commercial Services segment for the year ended December 31, 2014 decreased by $2.0 million, or 13.0%, to $13.2 million compared to the year ended December 31, 2013.  This decrease is primarily attributable to the decline in incentive compensation expense disclosed above.  As a percentage of segment revenue, compensation expense increased 0.8%,

PDI, Inc.
Annual Report on Form 10-K (continued)

to 11.1% for the year ended December 31, 2014, from 10.3% for the year ended December 31, 2013. The increase in segment compensation expense as a percent of segment revenue was primarily driven by the decrease in segment revenue.
Compensation expense in our Interpace Diagnostics segment for the year ended December 31, 2014 is attributable to the employee costs in the segment from the acquisition of RedPath and increased headcount as we act upon our strategy and the allocated cost of corporate support activities. Compensation expense for the year ended December 31, 2013 is primarily attributable to the allocated costs of corporate support activities.

Other selling, general and administrative expenses (in thousands)
Year Ended	Commercial	% of	Interpace	% of		% of
December 31,	Services	sales	Diagnostics	sales	Total	sales
2014	$8,350	7.0%	$5,990	NM	$14,340	12.0%
2013	9,655	6.6%	28	N/A	9,683	6.6%
Change	$(1,305)		$5,962		$4,657

 Consolidated other selling, general and administrative expenses for the year ended December 31, 2014 increased by $4.7 million, or 48.1%, to $14.3 million, compared to the year ended December 31, 2013, due to the costs associated with investing in and launching our molecular diagnostic strategy, the costs of operating our acquisitions since the dates we acquired them, and the acquisition related costs themselves within our Interpace Diagnostics segment. As a percentage of consolidated revenue, consolidated other selling, general and administrative expenses increased to 12.0% for the year ended December 31, 2014, from 6.6% in the year ended December 31, 2013, due to the increase in expense associated with launching our Interpace Diagnostics segment and the decrease in revenue in Commercial Services segment.

Other selling, general and administrative expenses in our Commercial Services segment for the year ended December 31, 2014 decreased by $1.3 million, to $8.4 million, compared to the year ended December 31, 2013. As a percentage of segment revenue, other selling, general and administrative expenses increased 0.4%, to 7.0% for the year ended December 31, 2014, from 6.6% for the year ended December 31, 2013.  The increase as a percentage of segment revenue was attributable to the decrease in Commercial Services revenue mentioned above.

Other selling, general and administrative expense in our Interpace Diagnostics segment for the year ended December 31, 2014 represents the costs of operating our acquisitions since the dates we acquired them, the acquisition related costs themselves, investing in and launching our molecular diagnostic strategy and the allocated cost of corporate support activities. These costs primarily consist of legal, professional and consulting fees, acquisition related costs, and study validation costs. Other selling, general and administrative expense for the year ended December 31, 2013 is attributable to the allocated cost of corporate support activities in that year.

Acquisition related amortization expense

During the year ended December 31, 2014, we recorded amortization expense of $0.8 million related to finite-lived intangible assets identified in the 2014 acquisitions of RedPath, the Acquired Property of Asuragen and the CLIA lab.

Asset impairments

During the year ended December 31, 2014, we identified events that had an adverse effect on the fair value of our cost-method investment in the privately held Diagnostics Company and impaired the initial investment of $1.5 million since we considered the decline in our cost-method investment to be other than temporary (based on various factors, including historical financial results, asset quality and the overall health of the investee’s industry). In addition, we fully reserved for the loan to the privately held Diagnostics Company, recording a charge of approximately $0.6 million.

Operating loss

There were operating losses from continuing operations of $13.5 million and $1.4 million during the years ended December 31, 2014 and 2013, respectively.  The increase in operating loss from continuing operations in the year ended December 31, 2014 was primarily attributable to the decrease in revenue and gross profit in our Commercial Services segment and the costs associated with the launch of our Interpace Diagnostics segment.

PDI, Inc.
Annual Report on Form 10-K (continued)

Provision for income taxes

We had an income tax benefit of approximately $4.7 million for the year ended December 31, 2014. We had an income tax expense of approximately $0.2 million for the year ended December 31, 2013. The income tax benefit for the year ended December 31, 2014 was primarily due to the release of a valuation allowance for deferred tax assets as a result of recording deferred tax liabilities related to the RedPath acquisition offset by net expense of $0.3 related to current and deferred state income taxes. Income tax expense for the year ended December 31, 2013 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had cash and cash equivalents and short-term investments of approximately $23.2 million and working capital of $11.3 million, compared to cash and cash equivalents and short-term investments of approximately $45.7 million and working capital of approximately $31.3 million at December 31, 2013. As of December 31, 2014 we had outstanding commercial debt of $20.0 million and subordinated notes payable of $11.0 million with a net present value of $7.5 million.

During the years ended December 31, 2014 and December 31, 2013, net cash used in operating activities was $16.4 million and $3.5 million, respectively.   The main component of cash used in operating activities during the year ended December 31, 2014 was our net loss. The main components of cash used in operating activities during the year ended December 31, 2013 was our net loss and decreases in our current liability accounts.

As of December 31, 2014, we had $5.9 million of unbilled costs and accrued profits on contracts in progress.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits on contracts in progress are billed within a few months of the period they are originally earned and recognized. As of December 31, 2014, we had approximately $6.8 million of unearned contract revenue.  Unearned contract revenue represents amounts billed to customers for services that have not been performed.  These amounts are recorded as revenue in the periods they are earned, which is generally within a few months of the period they are billed.

For the years ended December 31, 2014 and December 31, 2013, net cash used in investing activities was approximately $25.4 million and $3.3 million, respectively. The net cash used in investing activities in 2014 was primarily related to the $13.4 million of cash paid (net) to acquire RedPath and the $8.5 million of cash paid to acquire certain assets from Asuragen. The net cash used in investing activities in 2013 was the investment in the privately held non-controlled entity and capital expenditures.

For the year ended December 31, 2014 there was net cash provided from financing activities of $19.2 million as we entered into a $20.0 million credit agreement. For the year ended December 31, 2013 net cash used in financing activities represents shares that were delivered back to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock.

We had standby letters of credit of approximately $1.4 million and $2.0 million at December 31, 2014 and 2013, respectively, as collateral for our existing insurance policies and our facility leases.  Our standby letters of credit automatically renew every year unless canceled in writing by us with consent of the beneficiary, generally not less than 60 days before the expiry date.

We did not record any facility realignment charges for the years ended December 31, 2014 and 2013, respectively.

A rollforward of the activity for the facility realignment accrual is as follows (in thousands):

Balance as of January 1, 2013	$3,279
Accretion	142
Adjustments	—
Payments	(1,459)
Balance as of December 31, 2013	$1,962
Accretion	142
Adjustments	(16)
Payments	(1,321)
Balance as of December 31, 2014	$767

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

During 2014 we differentiated ourselves by acting on our strategy of adding more predictable, higher growth, higher margin business that could reduce the natural volatility of our current core business. With our acquisitions of RedPath and certain assets from Asuragen, we executed on our strategic intent of becoming a leading commercialization company for the molecular diagnostics industry. We will expand commercialization of our Interpace Diagnostics as we enter 2015.

In addition, we will continue to focus on the flawless execution of our Commercial Services contracts in order to consistently deliver desired results. We recognize that our relationships with customers are dependent upon the quality of our performance and our ability to reach and engage their target audiences in a positive and meaningful manner. Through our core outsourced promotional services expertise, we will continue to provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market.  We have, and will continue to, evolve our promotional capabilities for many large pharmaceutical companies, a variety of emerging and specialty pharmaceutical and biotechnology companies as well as diagnostic and other healthcare service providers.

We will continue to be diligent with our cash, supplemented by additional financings, if necessary, to continue our strategy of commercializing our molecular diagnostic tests. We will focus on non-dilutive financing opportunities through collaborations and licensing and, if necessary, through equity offerings and debt financing. We will continue to manage resources efficiently, and add both internal and external resources, if necessary, to execute upon our strategy.

Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents.  These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $2.0 million in 2015.  We expect our working capital requirements to increase as a result of growing our molecular diagnostics business.

Considering the information provided above, we anticipate 2015 operations will result in a loss and 2015 cash flows will be negative. We believe that we have adequate cash resources to execute our strategy for our next 12 months.  We are constantly evaluating strategies to provide the resources that will allow us to execute our strategic plan. We may require alternative forms of financing to achieve our strategic plan. There are many risks associated with executing our strategy. Failure to meet our financing requirements, if and when needed, would have an adverse effect on our operations or could restrict our growth, limit the development of our businesses, and hinder our ability to fulfill existing or future obligations.

Contractual Obligations

We have committed cash outflow related to operating lease agreements and other contractual obligations. We lease facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as predefined rent escalations.  Total expense under these agreements for the years ended December 31, 2014 and 2013 was approximately $5.8 million and $4.9 million, respectively, of which $5.2 million and $4.1 million, respectively, related to automobiles leased for use by employees for a maximum lease term of one year from the date of delivery with the option to renew.

In connection with our acquisition of RedPath and certain assets of Asuragen in 2014, we are obligated to make certain royalty and milestone payments. With respect to our acquisition of certain assets of Asuragen, we are obligated to make a milestone payment of $0.5 million to Asuragen upon the earlier of the launch of PancraMir™ or February 13, 2016, and to pay royalties on the future net sales of the miRInform™ pancreas platform for a period of ten years following a qualifying sale, on the future net sales of the miRInform™ thyroid platform through August 13, 2024 and on certain other thyroid diagnostics tests for a period of ten years following a qualifying sale. With respect to our acquisition of RedPath, we entered into the Contingent Consideration Agreement. The former equityholders of RedPath are entitled to a $5 million cash payment upon the achievement by us of $14.0 million or more in annual net sales of PathFinderTG® for the management of Barrett’s esophagus and a further $5 million cash payment upon the achievement by us of $37.0 million or more in annual net sales of a basket of assays. In addition, we are obligated to pay revenue based payments through 2025 on annual net sales: above $12.0 million of PancraGen™; up to $30 million of PathFinderTG® for the management of Barrett’s esophagus; and above $30 million of PathFinderTG® for the management of Barrett’s esophagus.

PDI, Inc.
Annual Report on Form 10-K (continued)

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Inflation
We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We are a "smaller reporting company" for purposes of the disclosure requirements of Item 305 of Regulation S-K and, therefore, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedule specified by this Item 8, together with the reports thereon of BDO USA, LLP, are presented following Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014.  Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their review, our disclosure controls and procedures are effective to provide such reasonable assurance.
Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2014 as required by Section 404 of the Sarbanes-Oxley Act. Management's report on our internal control over financial reporting is included in this Form 10-K. Management has concluded that internal control over financial reporting is effective as of December 31, 2014.

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
Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2014, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013), updated and reissued by the Committee and Sponsoring Organizations (the Integrated Framework). Based

PDI, Inc.
Annual Report on Form 10-K (continued)

on our assessment under the Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 2.01 Completion of Acquisition or Disposition of Assets.

On February 27, 2015, we entered into an agreement (the Haymarket Agreement) to sell certain assets and liabilities of one of our subsidiaries, Group DCA, LLC (Group DCA), to Haymarket Media, Inc. (Haymarket) in exchange for future services and potential future royalty payments. Group DCA creates, designs and implements interactive digital communications to the healthcare community on behalf of its pharmaceutical, biotechnology and healthcare customers.

The assets transferred under the Haymarket Agreement are customer facing contracts and agreements, and the related supporting records. The liabilities transferred are obligations to complete services under the aforementioned contracts and agreements. In exchange, we will receive:

1.	services performed by Haymarket, which we value at $750,000; and
2.	a 15% royalty on contracts signed over the period from March 1, 2015 through February 28, 2018 relating to the clients, contracts and opportunities transferred to Haymarket under the agreement.

As a part of the transaction, we will pay Haymarket approximately $0.6 million to be used for working capital purposes.

We estimate that the costs associated with the exit from the Group DCA business discussed above will be approximately $0.7 million of severance costs.  Substantially all exit costs are expected to be incurred as cash expenditures. As of December 31, 2014, based upon offers received, the Company concluded that the carrying value of the Group DCA business unit was in excess of its fair value. In addition to the exit costs disclosed above, we will incur a non-cash charge of approximately $1.9 million. This non-cash charge includes the write-down of goodwill and the accounts receivable of Group DCA, which is partially offset by the value of services and future royalties, which we currently estimate to be $0.2 million. This non-cash charge also includes the write-off of assets of $0.7 million. The operations and related exit costs of Group DCA are shown as discontinued operations in the year ended December 31, 2014 and all previously reported periods.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Pro forma statements of operations are not presented as the presentation of such would not be any different than what we have disclosed in this Annual Report of Form 10-K. A pro forma balance sheet excluding the assets and liabilities classified as held-for-sale by the Company as of December 31, 2014 is as follows:

	PDI, Inc.	Pro Forma Divestiture Adjustments	Pro Forma
Current assets (1)	$44,866	$197	$45,063
Non-current assets (2)	71,040	(1,295)	69,745
Total assets	$115,906	$(1,098)	$114,808

Current liabilities (3)	$33,578	$(1,098)	$32,480
Non-current liabilities	62,206	—	62,206
Total liabilities	95,784	(1,098)	94,686
Stockholders' equity	20,122	—	20,122
Total liabilities and stockholders' equity	$115,906	$(1,098)	$114,808

(1) Current assets pro forma divestiture adjustment includes future services to be provided by Haymarket and future royalties valued at $0.8 million offset in part by accounts receivable, net of $0.6 million.

(2) Non-current assets pro forma divestiture adjustment includes the residual balance of goodwill of the business unit.

(3) Current liabilities pro forma divestiture adjustment includes $1.7 million of unearned contract revenue offset by $0.6 million to be paid to Haymarket for working capital purposes.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2015 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2015 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2015 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions that is responsive to Item 13 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2015 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2015 annual meeting of stockholders and such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements – See Index to Financial Statements on page F-1 of this Form 10-K.

(2)	Financial Statement Schedule

Schedule II:      Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description

2.1
Asset Purchase Agreement by and among InServe Support Solutions, the Company and Informed Medical Communications, Inc. dated December 30, 2011, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012. Upon the request of the SEC, the Company agrees to furnish copies of the following exhibits and schedules: Exhibit A - Form of Promissory Note; Exhibit B - Form of Bill of Sale; Exhibit C - Form of Assignment and Assumption Agreement; Schedule 1(a)(ii) - Contracts, Agreements, Proposals, Identified Opportunities; Schedule 1(a)(ii) - Client and Customer List; Schedule 1(a)(iii) - Intellectual Property Assets; Schedule 1.1(b) - Accounts Receivable; Schedule 2(b) - Programs Qualifying for Buyer Royalty Payments; Schedule 9(g) - Consents; Schedule 15 - Employees; Schedule 17(f) - Name Use Terminations.

2.2
Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

2.3
Agreement and Plan of Merger, dated October 31, 2014, by and among RedPath Integrated Pathology, Inc., the Company, Interpace Diagnostics, LLC, RedPath Acquisition Sub, Inc. and RedPath Equityholder Representative, LLC, filed herewith

3.1
Certificate of Incorporation of PDI, Inc., incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-46321), filed with the SEC on May 19, 1998

3.2
Certificate of Amendment of Certificate of Incorporation of PDI, Inc., incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002

3.3
Certificate of Amendment to the Certificate of Incorporation of PDI, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 14, 2012

3.4
Amended and Restated By-Laws of PDI, Inc., incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 6, 2014

4.1
Specimen Certificate Representing the Common Stock, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-46321), filed with the SEC on May 19, 1998

10.1*	2000 Omnibus Incentive Compensation Plan, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014
10.2*
Executive Deferred Compensation Plan, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010

10.3*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to the designated exhibit of the Company’s definitive proxy statement filed with the SEC on April 28, 2004
10.4	Amendment No. 1 to the Amended and Restated 2004 Stock Award and Incentive Plan, filed herewith
10.5*
Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009

10.6*
Form of Stock Appreciation Rights Agreement for Employees, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009

10.7*
Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009

10.8*
Form of Restricted Share Agreement, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010

10.9*
Employment Separation Agreement between the Company and Nancy Lurker, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2008

10.10*
Amended and Restated Employment Agreement between the Company and Jeffrey Smith, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2009

10.11	Amended and Restated Employment Separation Agreement, dated October 20, 2014, by and between the Company and Jeffrey E. Smith, filed herewith

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
10.12
Offer Letter between the Company and Graham G. Miao, dated October 14, 2014, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.13
Employment Separation Agreement between the Company and Graham G. Miao, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.14
Confidential Information, Non-Disclosure, Non-Competition, Non-Solicitation and Rights to Intellectual Property Agreement between the Company and Graham G. Miao, dated October 14, 2014, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.15
Form of Restricted Stock Unit Inducement Agreement, by and between the Company and Graham G. Mio, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.16
Stock Appreciation Rights Inducement Agreement by and between the Company and Graham G. Miao, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.17
Morris Corporate Center Lease, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009

10.18†
Amended and Restated Master Services Agreement, dated September 23, 2009, between the Company and Pfizer Inc., incorporated by reference to the designated exhibit of the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the SEC on January 28, 2011

10.19†
Statement of Work dated October 2, 2012 between the Company and Pfizer Inc., incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013

10.20†
Amendment No. 1 to the Amended and Restated Master Services Agreement, effective September 22, 2011, between the Company and Pfizer Inc., incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013

10.21
Consulting Agreement, dated July 1, 2010, between the Company and John P. Dugan, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 4, 2010

10.22*
Stock Appreciation Rights for Nancy Lurker, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 6, 2014

10.23*
New Hire Chief Executive Officer Term Sheet, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 23, 2011

10.24†
Collaboration Agreement dated as of August 19, 2013, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 11, 2013

10.25*
First Amendment to the Collaboration Agreement, dated August 19, 2013, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

10.26	Non-negotiable Subordinated Secured Promissory Note, dated October 31, 2014, by the Company and Interpace Diagnostics, LLC in favor of RedPath Equityholder Representative, LLC, filed herewith
10.27	Contingent Consideration Agreement, dated October 31, 2014, by and among the Company, Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC, filed herewith
10.28	Credit Agreement, dated October 31, 2014, by and among the Company, SWK Funding LLC and the financial institutions party thereto from time to time as lenders, filed herewith
10.29
Guarantee and Collateral Agreement, dated October 31, 2014, by and among the Company, Group DCA, LLC, Interpace Diagnostics, LLC, JS Genetics, Inc., RedPath Acquisition Sub, Inc. and SWK Funding LLC, filed herewith

10.30
Guarantee and Collateral Agreement, dated October 31, 2014, by and among the Company, Group DCA, LLC, Interpace BioPharma, LLC, Interpace Diagnostics, LLC, JS Genetics, Inc., RedPath Acquisition Sub, Inc., and RedPath Equityholder Representative, LLC, filed herewith

10.31	Subordination and Intercreditor Agreement, dated October 31, 2014, by and among the Company, RedPath Equityholder Representative, LLC and SWK Funding LLC, filed herewith
10.32	Settlement Agreement, dated January 28, 2013, by and between RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics Corporation) and the United States of America, filed herewith

PDI, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
10.33
Transition Services Agreement, dated August 13, 2014 by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

10.34
License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

10.35
CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

10.36
Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

10.37
Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

10.38*	Employment Separation Agreement, effective as of October 10, 2011, by and between PDI, Inc. and Gerald Melillo, filed herewith
10.39*	Confidentiality, Non-Competition, and Non-Solicitation Agreement, dated October 10, 2011, by and between PDI, Inc. and Gerald Melillo, filed herewith
10.40	Lease, dated October 10, 2007, by and between Spring Way Center, LLC and RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics, LLC), filed herewith
10.41	Lease Renewal, dated April 3, 2013, by and between Spring Way Center, LLC and RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics, LLC), filed herewith
10.42	Lease, dated June 28, 2016, by and between WE 2 Church Street South LLC and JS Genetics, LLC, filed herewith
10.43	Amendment No. 1 to Lease, dated September 18, 2007, by and between WE 2 Church Street South LLC and JS Genetics, LLC, filed herewith
10.44	Amendment No. 2 to Lease, dated August 29, 2008, by and between WE 2 Church Street South LLC and JS Genetics, LLC, filed herewith
10.45	Amendment No. 3 to Lease, dated April 8, 2009, by and between WE 2 Church Street South LLC and JS Genetics, LLC, filed herewith
10.46	Amendment No. 4 to Lease, dated September 16, 2010, by and between WE 2 Church Street South LLC and JS Genetics, LLC, filed herewith
10.47	Amendment No. 5 to Lease, dated September 15, 2011, by and between WE 2 Church Street South LLC and JS Genetics, LLC, filed herewith
10.48	Amendment No. 6 to Lease, dated March 5, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, filed herewith
10.49	Amendment No. 7 to Lease, dated August 29, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, filed herewith
21.1	Subsidiaries of the Registrant, filed herewith
23.1	Consent of BDO USA, LLP, filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
*	Denotes compensatory plan, compensation arrangement or management contract.
†	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order for confidential treatment from the SEC.

PDI, Inc.
Annual Report on Form 10-K (continued)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2015.

PDI, INC.
/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 5th day of March, 2015.

Signature	Title
/s/ Gerald Belle	Chairman of the Board of Directors
Gerald Belle

/s/ Nancy S. Lurker	Chief Executive Officer and Director
Nancy S. Lurker	(principal executive officer)

/s/ Graham G. Miao	Chief Financial Officer and Treasurer
Graham G. Miao	(principal financial officer)

/s/ Patrick K. Kane	Vice President and Corporate Controller
Patrick K. Kane

/s/ Heiner Dreismann	Director
Heiner Dreismann

/s/ John Federspiel	Director
John Federspiel

/s/ Jack E. Stover	Director
Jack E. Stover

/s/ Stephen J. Sullivan	Director
Stephen J. Sullivan

PDI, Inc.
Index to Consolidated Financial Statements
and Financial Statement Schedules

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2014 and 2013	F-3

Consolidated Statements of Comprehensive Loss for the years ended
December 31, 2014 and 2013	F-4

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2014 and 2013	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2014 and 2013	F-6

Notes to Consolidated Financial Statements	F-8

Schedule II. Valuation and Qualifying Accounts	F-41

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PDI, Inc.:

We have audited the accompanying consolidated balance sheets of PDI, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2014 and 2013.  In connection with our audits of the financial statements, we have also audited the financial statements schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PDI, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule, when considered in the relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/BDO USA, LLP

Woodbridge, New Jersey
March 5, 2015

PDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,111	$45,639
Short-term investments	107	103
Accounts receivable, net	8,505	1,903
Unbilled costs and accrued profits on contracts in progress	5,918	7,982
Other current assets	7,225	7,082
Total current assets	44,866	62,709
Property and equipment, net	3,184	1,568
Goodwill	15,545	—
Other intangible assets, net	47,304	—
Other long-term assets	5,007	4,787
Total assets	$115,906	$69,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,308	$2,200
Unearned contract revenue	6,752	7,346
Accrued salary and bonus	7,696	9,377
Other accrued expenses	14,822	12,477
Total current liabilities	33,578	31,400
Contingent consideration	25,909	—
Long-term debt, net of debt discount	27,154	—
Other long-term liabilities	9,143	5,185
Total liabilities	95,784	36,585
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized;
16,558,140 and 16,316,169 shares issued, respectively;
15,361,133 and 15,169,898 shares outstanding, respectively	165	163
Additional paid-in capital	134,171	130,229
Accumulated deficit	(99,896)	(83,823)
Accumulated other comprehensive income	16	16
Treasury stock, at cost (1,197,007 and 1,146,271 shares, respectively)	(14,334)	(14,106)
Total stockholders' equity	20,122	32,479
Total liabilities and stockholders' equity	$115,906	$69,064

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	For The Years Ended December 31,
	2014	2013
Revenue, net	$119,935	$146,534
Cost of services	101,394	123,029
Gross profit	18,541	23,505
Operating expenses:
Compensation expense	14,812	15,259
Other selling, general and administrative expenses	14,340	9,683
Acquisition related amortization expense	773	—
Asset impairments	2,086	—
Total operating expenses	32,011	24,942
Operating loss	(13,470)	(1,437)
Interest expense	(602)	—
Other income, net	(68)	(59)
Loss from continuing operations before tax	(14,140)	(1,496)
(Benefit from) provision for income tax	(4,738)	180
Loss from continuing operations	(9,402)	(1,676)
Loss from discontinued operations, net of tax	(6,671)	(2,889)
Net loss	$(16,073)	$(4,565)

Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities, net	—	5
Comprehensive loss	$(16,073)	$(4,560)

Basic and diluted loss per share of common stock:
From continuing operations	$(0.63)	$(0.11)
From discontinued operations	(0.45)	(0.20)
Net loss per basic and diluted share of common stock	$(1.08)	$(0.31)
Weighted average number of common shares and common share equivalents outstanding:
Basic	14,901	14,718
Diluted	14,901	14,718

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	For The Years Ended December 31,
	2014		2013
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	16,316	$163	16,064	$161
Common stock issued	81	—	146	1
SARs exercised	—	—	1	—
Restricted stock issued	174	2	143	1
Restricted stock forfeited	(13)	—	(38)	—
Balance at December 31	16,558	165	16,316	163
Treasury stock:
Balance at January 1	1,146	(14,106)	1,097	(13,792)
Treasury stock purchased	51	(228)	49	(314)
Balance at December 31	1,197	(14,334)	1,146	(14,106)
Additional paid-in capital:
Balance at January 1		130,229		128,508
Common stock issued		—		—
Contingent consideration		1,820		—
Restricted stock issued		(2)		(2)
Stock-based compensation expense		2,124		1,723
Balance at December 31		134,171		130,229
Accumulated deficit:
Balance at January 1		(83,823)		(79,258)
Net loss		(16,073)		(4,565)
Balance at December 31		(99,896)		(83,823)
Accumulated other comprehensive income (loss):
Balance at January 1		16		11
Unrealized holding gain on available-for-sale securities, net of tax		—		5
Balance at December 31		16		16
Total stockholders' equity		$20,122		$32,479

The accompanying notes are an integral part of these consolidated financial statements

PDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(16,073)	$(4,565)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,391	1,425
Deferred taxes	(5,035)	—
Realignment accrual accretion	142	142
Interest accretion	139	—
Provision for bad debt	—	9
Impairment of discontinued operations	1,906	—
Stock-based compensation	2,124	1,723
Asset impairments - privately held non-controlled entity	2,086	—
Other changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,422)	8,256
Decrease (increase) in unbilled costs	2,064	(6,027)
Decrease in other current assets	1,614	1,740
Decrease in other long-term assets	193	165
Increase (decrease) in accounts payable	786	(1,038)
Decrease in unearned contract revenue	(929)	(5,122)
(Decrease) increase in accrued salaries and bonus	(4,248)	2,969
Increase (decrease) in accrued liabilities	1,180	(1,805)
Decrease in long-term liabilities	(1,296)	(1,384)
Net cash used in operating activities	(16,378)	(3,512)
Cash Flows From Investing Activities
Purchase of property and equipment	(2,851)	(1,818)
Acquisition of diagnostic assets	(8,500)	—
Acquisition of RedPath, net of cash acquired	(13,359)	—
Loan to privately held non-controlled entity	(655)	—
Investment in privately held non-controlled entity	—	(1,500)
Net cash used in investing activities	(25,365)	(3,318)
Cash Flows From Financing Activities
Cash received from financing arrangement	20,000	—
Cash paid for debt discount and deferred financing costs	(557)
Cash paid for repurchase of restricted shares	(228)	(314)
Net cash provided by (used in) financing activities	19,215	(314)
Net decrease in cash and cash equivalents	(22,528)	(7,144)
Cash and cash equivalents – beginning	45,639	52,783
Cash and cash equivalents – ending	$23,111	$45,639
Cash paid for taxes	$115	$235

Supplemental Disclosures of Noncash Investing and Financing Activities
(in thousands)
	For the Years Ended December 31,
	2014	2013
Contingent consideration - common stock	$1,820	$—
Contingent consideration - deferred payments	$26,542	$—
Subordinated note payable	$11,000	$—

The accompanying notes are an integral part of these consolidated financial statements

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

1.	Nature of Business and Significant Accounting Policies

Nature of Business

PDI, Inc., together with its wholly-owned subsidiaries (PDI or the Company), is a leading provider of outsourced commercial services to established and emerging pharmaceutical, biotechnology and healthcare companies in the United States and is also developing and commercializing molecular diagnostic tests to detect genetic alterations that are associated with gastrointestinal and endocrine cancers. The Company provides these services through its two reporting segments: Commercial Services and Interpace Diagnostics.

Through its Commercial Services segment, PDI is a leading provider of outsourced sales teams that target healthcare providers, offering a range of complementary sales support services designed to achieve its customers' strategic and financial product objectives. In addition to outsourced sales teams in the United States, PDI also provides other promotional services, including clinical educator services, teledetailing and full product commercialization services. PDI's Commercial Services segment offer customers a range of both personal and non-personal promotional options for the commercialization of their products throughout their lifecycles, from development through maturity. These services include product distribution, personal and non-personal product detailing, full supply chain management, operations, sales, marketing, compliance, and regulatory/medical management. PDI provides innovative and flexible service offerings designed to drive customers' businesses forward and successfully respond to a continually changing market. The Company's services provide a vital link between its customers and the medical community through the communication of product information to physicians and other healthcare professionals for use in the care of their patients.

Through its Interpace Diagnostics segment, PDI has taken action on its stated strategy focused on becoming a leading commercialization company for the molecular diagnostics industry via in-licensing, acquiring or partnering. Leveraging PDI's core sales and marketing and full commercialization capabilities, the Company believes this is a natural extension for itself and the strength of its core capabilities. During 2014, the Company made acquisitions in connection with this strategy. In October 2014 and August 2014, the Company acquired RedPath Integrated Pathology, Inc. (RedPath) and certain assets from Asuragen, Inc. (Asuragen), respectively. The Company's Interpace Diagnostics segment currently offers PancraGen™ (formerly known as PathFinderTG® Pancreas), a diagnostic test designed for determining risk of malignancy in pancreatic cysts, and ThyGenX™, a next-generation sequencing test designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules. In addition, the Company has three diagnostic tests in late stage development that are designed to detect genetic alterations that are associated with gastrointestinal cancers and one diagnostic test in late stage development that is designed to detect genetic alterations that are associated with endocrine cancers. See Note 3, Acquisitions for further information.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The consolidated financial statements include the accounts of PDI, Inc. and its wholly-owned subsidiaries: PDI BioPharma, LLC; and Interpace Diagnostics Corporation; Interpace Diagnostics, LLC. Discontinued operations includes the Company's wholly-owned subsidiaries: Group DCA, LLC (Group DCA); InServe Support Solutions (Pharmakon); and TVG, Inc. (TVG, dissolved December 31, 2014).  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include accounting for business combinations, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, income tax accruals, asset impairments and facilities realignment accruals.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.

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

Receivables and Allowance for Doubtful Accounts

Commercial Services segment: Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company records a provision for estimated losses based upon the inability of its customers to make required payments using historical experience and periodically adjusts these provisions to reflect actual experience.  Additionally, the Company will establish a specific allowance for doubtful accounts when it becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing).  There was a $9,000 allowance for doubtful accounts for trade accounts receivables as of December 31, 2013 and no allowance for doubtful accounts as of December 31, 2014.

Interpace Diagnostics segment: The Company’s accounts receivable are generated using its proprietary tests. The Company’s services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payor or hospital. The Company recognizes accounts receivable related to billings for Medicare, Medicare Advantage, and hospitals on an accrual basis, net of contractual adjustment, when collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, or the amounts billed to hospitals.

Interpace Diagnostics provided to commercial insurance carriers or governmental program that do not have a contract in place for its proprietary tests may or may not be covered by these entities existing reimbursement policies. In addition, the Company does not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests in the event that their commercial insurance carrier or governmental program does not pay the Company for its services. In the absence of an agreement with the patient, or other clearly enforceable legal right to demand payment from commercial insurance carriers or governmental agencies, no accounts receivable is recognized.

Unbilled Costs and Accrued Profits

In general, contractual provisions, including predetermined payment schedules or submission of appropriate billing detail, establish the prerequisites for billings.  Unbilled costs and accrued profits arise when services have been rendered and payment is assured but customers have not been billed.  These amounts are classified as a current asset.

Unearned Contract Revenue

Normally, the customers agree to pay the Company a portion of the fee due under a contract in advance of performance of services because of large recruiting and employee development costs associated with the initial phase of a contract performance and effort required in the development of interactive digital communications.  The excess of amounts billed over revenue recognized represents unearned contract revenue, which is classified as a current liability.

Loans and Investments in Privately Held Entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies.  The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, asset quality and the overall health of the investee’s industry), a write-down to estimated fair value is recorded.  As of December 31, 2013, the Company had an investment in a privately held non-controlled entity of $1.5 million within Other current assets in the Consolidated Balance Sheets in accordance with Accounting Standards Codification (ASC) 325-20 Investments Other - Cost Method Investments. In the fourth quarter of 2014, the Company identified events that have had an adverse effect on the fair value of this cost-method investment and recorded a charge within continuing operations.

On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful notes is necessary.  These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  Subsequent cash receipts on the outstanding interest are applied against the outstanding interest receivable balance

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

and the corresponding allowance.  As of December 31, 2014 and 2013, the Company had loan receivable balances of $1.3 million and $0.8 million, respectively, which were both fully reserved for.

See Note 18, Investment in Privately Held Non-Controlled Entity and Other Arrangements for further information.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation and amortization is recognized on a straight-line basis, using the estimated useful lives of: seven to ten years for furniture and fixtures; two to five years for office and computer equipment; five to seven years for lab equipment; and leasehold improvements are amortized over the shorter of the estimated service lives or the terms of the related leases which are currently four to five years.  Repairs and maintenance are charged to expense as incurred.  Upon disposition, the asset and related accumulated depreciation are removed from the related accounts and any gains or losses are reflected in operations.

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

See Note 6, Property and Equipment and Note 19, Discontinued Operations for further information.

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

Acquisition Accounting

The Company accounts for business combinations by applying the acquisition method of accounting. The cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets transferred, liabilities incurred, equity instruments issued, and costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products and forecasted life cycle and cash flows over that period. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ materially from the forecasted amounts. See Note 3, Acquisitions included for further information.

Goodwill and Indefinite-Lived Intangible Assets

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

The Company tests its goodwill for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, indefinite-lived intangible assets and our consolidated financial results. If the Company's projected long-term sales growth rate, profit margins, or terminal rate change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment in this reporting unit and, as a result, all or a portion of these assets may become impaired.

The Company tests its goodwill for impairment at the business (reporting) unit level, which is one level below its operating segments.  The goodwill has been assigned to the reporting unit to which the value relates.  One of the Company's reporting units, Gastrointestinal, has goodwill. The Company tests goodwill by estimating the fair value of the reporting unit using a Discounted Cash Flow (DCF) model. The key assumptions used in the DCF model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts, terminal value and an estimate of a market participant's weighted-average cost of capital used to discount future cash flows to their present value. While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded goodwill balances.

During the Company's 2013 annual impairment tests of goodwill and indefinite-lived intangible assets, management did not identify any potential indicators of impairment. See Note 4, Fair Value Measurements and Note 7, Goodwill and Other Intangible Assets for further information.

In connection with the Company's decision to dispose of its eDetailing business, the Company concluded that the carrying value of the Group DCA business unit was in excess of its fair value and the goodwill associated with the 2010 acquisition of Group DCA was impaired. The Company reclassified goodwill associated with Group DCA to held-for sale, included with other non-current assets, and reduced the net assets of Group DCA to their relative fair value. An impairment loss of $1.2 million has been recorded within Loss from discontinued operations, net of tax in the consolidated statement of comprehensive loss for the year ended December 31, 2014. See Note 19, Discontinued Operations for further information.

Long-Lived Assets, including Finite-Lived Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization.  Amortization of finite-lived acquired intangible assets is recognized on a straight-line basis, using the estimated useful lives of the assets of approximately two years to nine years in acquisition related amortization expense in the consolidated statements of comprehensive loss.

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. During the year ended December 31,

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

2014, $0.7 million of long-lived assets were impaired within loss from discontinued operations related to the disposition of Group DCA. See Note 7, Goodwill and Other Intangible Assets for further information.

Self-Insurance Accruals

The Company is self-insured for benefits paid under employee healthcare programs.  The Company’s liability for healthcare claims is estimated using an underwriting determination which is based on the current year’s average lag days between when a claim is incurred and when it is paid.  The Company maintains stop-loss coverage with third-party insurers to limit its total exposure on all of these programs.  Periodically, the Company evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.  Management reviews the self-insurance accruals on a quarterly basis.  Actual results may vary from these estimates, resulting in an adjustment in the period of the change in estimate.  Prior to October 1, 2008, the Company was also self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars.  Beginning October 1, 2008, the Company became fully-insured through an outside carrier for these losses.  The Company’s liability for claims filed and claims incurred but not reported prior to October 1, 2008 is estimated on an actuarial undiscounted basis supplied by our insurance brokers and insurers using individual case-based  valuations and statistical analysis. These estimates are based upon judgment and historical experience.  However, the final cost of many of these claims may not be known for five years or more after filing of the claim. As of December 31, 2013, the Company had no outstanding claims filed and claims incurred but not reported for self-insured automobile-related liabilities. At December 31, 2014 and 2013, self-insurance accruals totaled $0.5 million and $1.0 million, respectively, and are included in other accrued expenses on the balance sheet.

Contingencies

In the normal course of business, the Company is subject to various contingencies. Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with ASC 450, Contingencies. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, when applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. The Company is currently involved in certain legal proceedings and, as required, the Company has accrued its estimate of the probable costs for the resolution of these claims. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Predicting the outcome of claims and litigation, and estimating related costs and exposures, involves substantial uncertainties that could cause actual costs to vary materially from estimates.

In connection with the October 31, 2014 acquisition of RedPath the Company assumed a liability for a January 2013 settlement agreement entered into by the former owners of RedPath with the United States Department of Justice (DOJ). Under the terms of the Settlement Agreement, the Company is obligated to make payments to the DOJ. These payments are due March 31st following the calendar year that the revenue milestones are achieved. The Company has been indemnified by the former owners of RedPath for a substantial portion of the obligation and has recorded an indemnification asset and liability of that amount within other non-current assets and other long-term liabilities. See Note 10, Commitments and Contingencies for further information.

Revenue and Cost of Services

The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met:  persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.  The Company's contracts containing multiple deliverables are accounted for in accordance with ASC 605-25, Revenue Recognition: Multiple Element Arrangements.

Commercial Services

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Revenue under Commercial Services contracts is generally based on the number of sales representatives utilized or the number of physician details made and, when applicable, the commercial operations services provided.  If contracts include full commercial operations services, the Company has determined that there are two units of accounting in these arrangements: the sales team providing product detailing services; and the commercial operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services. Revenue is generally recognized on a straight-line basis over the contract period or as the physician details are performed. A portion of revenues earned under certain contracts may be risk-based. The risk-based metrics may be based on activity metrics such as call activity, turnover, or other agreed upon measures, or on contractually defined percentages of prescriptions written.  Revenue from risk-based metrics is recognized in the period which the metrics have been attained and when we are reasonably assured that payment will be made. Many of the Company's product detailing contracts also allow for additional periodic incentive fees to be earned if certain activities have occurred or client specific sales performance benchmarks have been attained. Revenue from incentive fees is recognized in the period earned when the performance benchmarks have been attained and when the Company is reasonably assured that payment will be made.   Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commission based revenue is recognized when performance is completed.

The Company's Commercial Services contracts are generally for terms of one to three years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer without cause upon 30 days' to 180 days’ prior written notice.  Certain contracts include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause.  Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue the Company would have earned from fully executing the contract or the costs the Company may incur as a result of its early termination.

The Company maintains continuing relationships with its Commercial Services customers which may lead to multiple ongoing contracts with one customer. In situations where the Company enters into multiple contracts with one customer at or near the same time, the Company evaluates the various factors involved in negotiating the arrangements in order to determine if the contracts were negotiated in contemplation of one and other and should be accounted for as a single agreement.

The loss or termination of large pharmaceutical detailing contracts could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.  Historically, the Company has derived a significant portion of its service revenue from a limited number of customers.  Concentration of business in the pharmaceutical industry is common and the industry continues to consolidate.  As a result, the Company is likely to continue to experience further customer concentration in future periods.  See Note 13, Significant Customers, for additional information related to customers' who represented 10% or more of the Company's revenue.

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

Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting and hiring and certain other direct incremental costs, excluding pass through costs that are billed to customers. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses. Initial direct program costs are deferred and amortized to expense in proportion to the revenue recognized as driven by the terms of the underlying contract. As of December 31, 2014 and 2013, the Company deferred $0.4 million and $2.3 million of initial direct program costs, respectively. During each of the years ended December 31, 2014 and 2013, the Company amortized $0.9 million of initial direct program costs into expense. All personnel costs and other direct costs, excluding initial direct program costs, are expensed as incurred.

Reimbursable out-of-pocket expenses include those relating to travel, meals and entertainment, product sample distribution costs and other similar costs for which the Company is reimbursed at cost by its customers.  Reimbursements

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

received for out-of-pocket expenses incurred are characterized as revenue and an identical amount is included as cost of services in the consolidated statements of comprehensive loss.  For the years ended December 31, 2014 and 2013, reimbursable out-of-pocket expenses were $27.4 million and $30.8 million, respectively.

Training costs include the costs of training the sales representatives and managers on a particular product detailing program so that they are qualified to properly perform the services specified in the related contract.  For the majority of the Company’s contracts, training costs are reimbursable out-of-pocket expenses.

Interpace Diagnostics

Interpace Diagnostics revenue is generated using the Company's proprietary tests. The Company's performance obligation is fulfilled upon completion, review and release of test results and subsequently billing the third-party payor or hospital. Interpace Diagnostics recognizes revenue related to billings for Medicare, Medicare Advantage, and hospitals on an accrual basis, net of contractual adjustment, when there is a predictable pattern of collectability. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, or the amounts billed to hospitals, which approximates the Medicare rate. Upon ultimate collection, the amount received from Medicare, Medicare Advantage and hospitals with a predictable pattern of payment is compared to the previous estimates and the contractual allowance is adjusted, if necessary. Amounts not collected are charged to bad debt expense.

Until a contract has been negotiated with a commercial insurance carrier or governmental program, the services may or may not be covered by these entities existing reimbursement policies. In addition, the Company does not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests in the event that insurance declines to reimburse the Company. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment, the related revenue is only recognized upon the earlier of payment notification or cash receipt. Accordingly, the Company recognizes revenue from commercial insurance carriers and governmental programs without a contract, when payment is received.

Persuasive evidence of an arrangement exists and delivery is deemed to have occurred upon completion, review, and release of the test results by the Company and then subsequently billing the third-party payor or hospital. The assessment of the fixed or determinable nature of the fees charged for diagnostic testing performed, and the collectability of those fees, requires significant judgment by management. Management believes that these two criteria have been met when there is contracted reimbursement coverage or a predictable pattern of collectability with individual third-party payors or hospitals and accordingly, recognizes revenue upon delivery of the test results. In the absence of contracted reimbursement coverage or a predictable pattern of collectability, the Company believes that the fee is fixed or determinable and collectability is reasonably assured only upon request of third-party payor notification of payment or when cash is received, and recognizes revenue at that time.

Cost of services consists primarily of the costs associated with operating the Company's laboratories and other costs directly related to the Company's tests. Personnel costs, which constitute the largest portion of cost of services, include all labor related costs, such as salaries, bonuses, fringe benefits and payroll taxes for laboratory personnel. Other direct costs include, but are not limited to, laboratory supplies, certain consulting expenses, and facility expenses.

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

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

In the first quarter of 2014, the Company issued market contingent SARs. The fair value estimate of market contingent SARs was calculated using a Monte Carlo Simulation model.  The market contingent SARs are subject to a time-based vesting schedule, but will not vest unless and until certain additional, market-based conditions are satisfied.

See Note 12, Stock-Based Compensation for further information.

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

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Loss per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends.  Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. As a result of the losses incurred in both 2014 and 2013, the potentially dilutive common shares have been excluded from the earnings per share computation for these periods because its inclusion would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss and the net unrealized gains and losses on investment securities, net of tax.  Other comprehensive income (loss) is net of reclassification adjustments for items currently included in net loss, such as realized gains and losses on investment securities.

Subsequent Events

On February 27, 2015, we completed the sale of certain assets and liabilities of our subsidiary, Group DCA, LLC (Group DCA), to Haymarket Media, Inc. (Haymarket) in exchange for future services and potential future royalty payments. See Item 9B, Other Information, and Note 19, Discontinued Operation, for further information.

Reclassifications

The Company reclassified certain prior period activities and balances to conform to the current year presentation. See Note 19, Discontinued Operation, for further information.

2.	Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. ASU 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.
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

3. Acquisitions

Assets of Asuragen, Inc.

On August 13, 2014, the Company, through its wholly-owned subsidiary Interpace Diagnostics, LLC (Interpace or IDx), consummated an agreement to acquire certain fully developed thyroid and pancreas cancer diagnostic tests, other tests in development for thyroid cancer, associated intellectual property and a biobank with more than 5,000 patient tissue samples (collectively the Acquired Property) from Asuragen, Inc. (Asuragen) pursuant to an asset purchase agreement (the Agreement). The Company paid $8.0 million at closing and paid an additional $0.5 million to Asuragen for certain integral transition service obligations set forth in a transition services agreement, entered into concurrently with the Agreement. The Company also entered into two license agreements with Asuragen relating to the Company’s ability to sell the fully developed thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer. In addition, the Company will be obligated to make a milestone payment of $0.5 million to Asuragen upon the earlier of the launch of a pancreas product or February 13, 2016, and to pay royalties of 5.0% on the future net sales of the pancreas diagnostics product line for a period

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

of ten years following a qualifying sale, 3.5% on the future net sales of the thyroid diagnostics product line through August 13, 2024 and 1.5% on the future net sales of certain other thyroid diagnostics products for a period of ten years following a qualifying sale, collectively the contingent consideration.

The acquisition has been accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations, and been treated as an asset acquisition for tax purposes. In connection with the transaction, the Company has preliminarily recorded $13.0 million of finite lived intangible assets having a weighted-average amortization period of 7.9 years. See Note 5, Goodwill and Other Intangible Assets, for additional information.

The Company determined a preliminary acquisition date fair value of the contingent consideration (inclusive of the aforementioned milestone payment and royalties on future net sales) of $4.5 million. The royalty portion of the contingent consideration is based on a probability-weighted income approach derived from estimated future revenues. The fair value measurement is based on significant subjective assumptions and inputs not observable in the market and thus represents a Level 3 fair value measurement. Future revisions to these assumptions could materially change the estimate of the fair value of the contingent consideration and therefore materially affect the Company’s future financial results. See Note 7, Fair Value Measurements, for further information. There was no change in the fair value of the contingent consideration during the period ended December 31, 2014. Going forward, the Company will estimate the change in the fair value of the contingent consideration as of each reporting period and recognize the change in fair value in the statement of comprehensive income (loss). The reconciliation of consideration given for the Acquired Property to the preliminary allocation of the purchase price for the assets and liabilities acquired based on their relative fair values is as follows:

Cash	$8,000
Transition services obligation	500
Contingent consideration	4,476
Total consideration	$12,976

Thyroid	$8,519
Pancreas	2,882
Biobank	1,575
Acquired intangible assets	$12,976

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

The unaudited pro forma consolidated statements of operations reflecting the Company’s acquisition of the Acquired Property are not provided as that presentation would require forward-looking information in order to meaningfully present the effects of the acquisition.

RedPath Integrated Pathology, Inc.

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

In addition to the Agreement, the Transaction Documents, dated October 31, 2014, include the following:

•a Non-negotiable Subordinated Secured Promissory Note (the Note), dated October 31, 2014, by the Company in favor of RedPath Equityholder Representative, LLC (the Equityholder Representative);

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

•a Contingent Consideration Agreement with the Equityholder Representative (the Contingent Consideration Agreement);
•a Credit Agreement among the Company and the financial institutions party thereto from time to time as lenders (the Lenders) and agent for the Lenders (the Agent);

•a Guarantee and Collateral Agreement by PDI, Inc. and certain of its subsidiaries, in favor of the Agent (the Senior Guarantee);

•a Guarantee and Collateral Agreement (the Subordinated Guarantee) by the Company and certain of its subsidiaries in favor of the Equityholder Representative; and

•a Subordination and Intercreditor Agreement (the Intercreditor Agreement) by and among the Company, the Equityholder Representative and the Agent.

Under the terms of the Agreement, the Company paid net cash of $13.4 million to the Equityholder Representative, on behalf of the equityholders of RedPath (the Equityholders), at the closing of the Transaction, inclusive of a working capital adjustment of $1.6 million. The Agreement contains customary representations, warranties and covenants of the Company and RedPath. Subject to certain limitations, the parties will be required to indemnify each other for damages resulting from breaches of the representations, warranties and covenants made in the Agreement and certain other matters.

The Company also issued an interest-free Note to the Equityholder Representative, on behalf of the Equityholders, at the closing of the Transaction for $11.0 million to be paid in eight equal consecutive quarterly installments beginning October 1, 2016. The interest rate will be 5.0% in the event of a default under the Note. The obligations of the Company under the Note are guaranteed by the Company and its Subsidiaries pursuant to the Subordinated Guarantee in favor of the Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its Subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the Equityholder Representative. The Company has recorded the present value of the Note to the Equityholder Representative at approximately $7.3 million using a discount rate of 13.5%.

In connection with the Transaction, the Company also entered into the Contingent Consideration Agreement with the Equityholder Representative. Pursuant to the Contingent Consideration Agreement, the Company has agreed to issue to the Equityholders 500,000 shares of the Company’s common stock, par value $0.01 (Common Stock), upon acceptance for publication of a specified article related to PathFinderTG® for the management of Barrett’s esophagus, and an additional 500,000 shares of Common Stock upon the commercial launch of PathFinderTG® for the management of Barrett’s esophagus (collectively, the Common Stock Milestones). The pending issuance of Common Stock have been recorded as Common Stock and Additional paid-in capital in the Company's consolidated balance sheet as of December 31, 2014. In the event of a change of control of the Company, Interpace or RedPath on or before April 30, 2016, the Common Stock Milestones not then already achieved will be accelerated and the Equityholders will be immediately entitled to receive the Common Stock not yet previously issued to them. The Equityholders are entitled to an additional $5 million cash payment upon the achievement by the Company of $14.0 million or more in annual net sales of PathFinderTG® for the management of Barrett’s esophagus and a further $5 million cash payment upon the achievement by the Company of $37.0 million or more in annual net sales of a basket of assays of Interpace and RedPath. In addition, the Company is obligated to pay revenue based payments through 2025 of 6.5% on annual net sales above $12.0 million of PathFinderTG®-Pancreas, 10% on annual net sales up to $30 million of PathFinderTG® for the management of Barrett’s esophagus and 20% on annual net sales above $30 million of PathFinderTG® for the management of Barrett’s esophagus. These amounts were recorded at fair value at the date of acquisition and total $22.1 million for the cash portion and $1.8 million for the stock component.

In connection with the Transaction, the Company entered into the Credit Agreement with the Agent and the Lenders. Pursuant to and subject to the terms of the Credit Agreement, the Lenders agreed to provide a term loan to the Company in the aggregate principal amount of $20.0 million (the Loan). The Company received net proceeds of approximately $19.6 million following payment of certain fees and expenses in connection with the Credit Agreement and the maturity date of the loan is October 31, 2020. The Loan bears interest at the greater of (a) three month LIBOR and (b) 1.0%, plus a margin of 12.5%, payable in cash quarterly in arrears, beginning on February 17, 2015. The interest rate will be increased by 3.0% in the event of a default under the Credit Agreement. Beginning in January 2017, the Company will be required to make principal payments on the Loan. Beginning in January 2017 and ending on October 31, 2020, subject to a $250,000 per quarter cap, the Lenders will be entitled to receive quarterly revenue based payments from the Company equal to 1.25x of revenue derived from net sales of molecular diagnostics products (the Synthetic Royalty) and a catch up provision in the fourth quarter of the calendar years ending December 31, 2017, 2018 and 2019.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The Company agreed to pay certain out-of-pocket costs and expenses incurred by the Lenders and the Agent in connection with the Credit Agreement and related documents, the administration of the Loan and related documents or the enforcement or protection of the Lenders’ rights. The Lenders are also entitled to (a) a $0.3 million origination fee and (b) a $0.8 million exit fee. In addition, if the Loan is prepaid, the Lenders are entitled to (c) a prepayment fee equal to 6.0% of the Loan if the Loan is prepaid on or after October 31, 2015 but prior to October 31, 2016, 5.0% of the Loan if the Loan is prepaid on or after October 31, 2016 but prior to October 31, 2017 and 2.0% if the Loan is prepaid on or after October 31, 2017 but prior to October 31, 2018, and (d) a prepayment premium applicable to the Synthetic Royalty equal to (i)(1) 1.25% multiplied by (2) the lesser of (A) $80.0 million and (B) the aggregate revenue on net sales of molecular diagnostics products for the four most recently-completed fiscal quarters, multiplied by (ii) the number of days remaining until October 31, 2020, divided by (iii) 360. The Company must also make a mandatory prepayment in connection with the disposition of certain of the Company’s assets. See Note 21, Long-term debt, for further information.

The acquisition has been accounted for as a business combination, subject to the provisions of ASC 805-10-50 and has been treated as a stock acquisition for tax purposes. In connection with the transaction, the Company has preliminarily recorded $15.5 million of goodwill and $34.5 million of finite lived intangible assets having a weighted-average amortization period of 8.1 years. See Note 7, Goodwill and Other Intangible Assets, for additional information.

The Company determined a preliminary acquisition date fair value of the contingent consideration (inclusive of the aforementioned milestone payments, royalties on future net sales and Common Stock Milestones) of $23.9 million. The royalty portion of the contingent consideration is based on a probability-weighted income approach derived from estimated future revenues. The fair value measurement is based on significant subjective assumptions and inputs not observable in the market and thus represents a Level 3 fair value measurement. Future revisions to these assumptions could materially change the estimate of the fair value of the contingent consideration and therefore materially affect the Company’s future financial results. See Note 4, Fair Value Measurements, for further information. There was no change in the fair value of the contingent consideration during the period ended December 31, 2014. Going forward, the Company will estimate the change in the fair value of the contingent consideration as of each reporting period and recognize the change in fair value in the consolidated statement of comprehensive income (loss). In addition, the Company recorded an indemnification asset and liability of $2.5 million related to a joint settlement reached between RedPath and the DOJ, with no charges ever being filed against RedPath. The indemnification asset and liability are recorded within Other long-term assets and Other long-term liabilities, respectively. The reconciliation of consideration given for RedPath to the preliminary allocation of the purchase price for the assets and liabilities acquired based on their relative fair values is as follows:

Cash		$13,572
Subordinated note payable		7,396
Cash	$22,066
Common stock	1,820
Contingent consideration		23,886
Total consideration		$44,854

Goodwill		$15,545
Pancreas Test	$16,141
Barrett's Test	18,351
Acquired intangible assets		34,492
Current assets		5,465
Indemnification asset, long-term - DOJ settlement		2,500
Other long-term assets		366
Current liabilities		(4,809)
DOJ settlement, long-term (indemnified by RedPath)		(2,500)
Deferred income tax liability		(6,205)
Total acquired assets		$44,854

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The estimated fair values of assets acquired and liabilities assumed in each of acquisitions above are considered preliminary and are based on the most recent information available. The provisional measurements of fair value set forth above are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one-year from the acquisition dates.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2014 and 2013 assume that the Company had acquired 100% of the membership interests in RedPath as of the beginning of the period presented.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

	(unaudited)
	For the Years Ended December 31,
	2014	2013
Revenue	$128,247	$162,007
Net loss	$(24,299)	$(9,850)
Loss per share	$(1.63)	$(0.67)

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

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Level 1:Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2:Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.
Level 3:Valuations for assets and liabilities include certain unobservable inputs in the assumptions and projections used in determining the fair value assigned to such assets or liabilities.

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

	As of December 31, 2014		Fair Value Measurements
	Carrying	Fair	As of December 31, 2014
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$6,836	$6,836	$6,836	$—	$—
Money market funds	16,275	16,275	16,275	—	—
	$23,111	$23,111	$23,111	$—	$—
Marketable securities:
Money market funds	$48	$48	$48	$—	$—
Mutual funds	59	59	59	—	—
U.S. Treasury securities	1,070	1,070	1,070	—	—
Government agency securities	317	317	317	—	—
	$1,494	$1,494	$1,494	$—	$—
Liabilities:
Contingent consideration:
Asuragen	$4,476	$4,476	$—	$—	$4,476
RedPath	22,066	22,066	—	—	22,066
	$26,542	$26,542	$—	$—	$26,542

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	As of December 31, 2013		Fair Value Measurements
	Carrying	Fair	As of December 31, 2013
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$10,315	$10,315	$10,315	$—	$—
Money market funds	35,324	35,324	35,324	—	—
	$45,639	$45,639	$45,639	$—	$—
Marketable securities:
Money market funds	$48	$48	$48	$—	$—
Mutual funds	55	55	55	—	—
U.S. Treasury securities	1,730	1,730	1,730	—	—
Government agency securities	382	382	382	—	—
	$2,215	$2,215	$2,215	$—	$—

The fair value of marketable securities is valued using market prices in active markets (level 1).  As of December 31, 2014 and 2013, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

In connection with the acquisition of the Acquired Property from Asuragen and acquisition of RedPath, the Company recorded $4.5 million and $22.1 million of contingent cash consideration related to deferred payments and revenue based payments, respectively. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  There was no change in the fair value of the contingent consideration during the period ended December 31, 2014.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  There is no fair value ascribed to the letters of credit as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Certain of the Company's non-financial assets, such as other intangible assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The following table summarizes these assets of the Company measured at fair value on a nonrecurring basis as of December 31, 2014:

		Fair Value Measurements as of
	Carrying Amount as of	December 31, 2014
	December 31, 2014	Level 1	Level 2	Level 3
Long-lived assets held and used:
Thyroid	$522	$—	$—	$522
Pancreas	8,519	—	—	8,519
Biobank	2,728	—	—	2,728
Pancreas test	1,428	—	—	1,428
Barrett's test	15,756	—	—	15,756
CLIA lab	18,351	—	—	18,351
	$47,304	$—	$—	$47,304

On December 31, 2014, the Company classified the Group DCA business unit as held-for-sale, other long-term assets in the consolidated balance sheets, and a portion of the goodwill balance was impaired. See Note 19, Discontinued Operations for further information. As of December 31, 2014, the Company has $15.5 million of goodwill attributable to the October 31, 2014

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

acquisition of RedPath.

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

Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  At both December 31, 2014 and 2013, the carrying value of available-for-sale securities was approximately $107,000 and $103,000, respectively, which is included in short-term investments.  The available-for-sale securities at December 31, 2014 and 2013 were approximately $48,000 in money market accounts for both periods, and approximately $59,000 and $55,000, respectively, in mutual funds.  At December 31, 2014, accumulated other comprehensive income included gross unrealized holding gains of approximately $16,000 and no gross unrealized holding losses.  At December 31, 2013, accumulated other comprehensive income (loss) included gross unrealized holding gains of approximately $16,000 and no gross unrealized holding losses.  During the years ended December 31, 2014 and 2013, other income, net included no gross realized losses or realized gains.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and are maintained in separate accounts to support the Company’s letters-of-credit.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  The Company had standby letters-of-credit of approximately $1.4 million and $2.0 million at December 31, 2014 and 2013, respectively, as collateral for its existing insurance policies and facility leases.

At December 31, 2014 and 2013, held-to-maturity investments included:

		Maturing			Maturing
	December 31, 2014	within 1 year	after 1 year through 3 years	December 31, 2013	within 1 year	after 1 year through 3 years
Cash/money market funds	$204	$204	$—	$116	$116	$—
US Treasury securities	1,070	105	965	1,730	1,360	370
Government agency securities	317	225	92	382	382	—
Total	$1,591	$534	$1,057	$2,228	$1,858	$370
At December 31, 2014 and December 31, 2013, held-to-maturity investments were recorded in the following accounts:

	December 31, 2014	December 31, 2013
Other current assets	$534	$1,858
Other long-term assets	1,057	370
Total	$1,591	$2,228

6.    Property and Equipment

Property and equipment consisted of the following as of December 31, 2014 and 2013:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	December 31,
	2014	2013
Furniture and fixtures	$3,807	$3,625
Office equipment	2,228	1,170
Computer equipment	7,017	6,396
Internal-use software	11,539	11,087
External-use software	—	—
Leasehold improvements	7,008	6,883
	31,599	29,161
Less accumulated depreciation	(28,415)	(27,593)
	$3,184	$1,568

Depreciation and amortization expense was approximately $1.6 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively.  Included in depreciation and amortization expense is amortization expense for internal-use software costs of approximately $0.2 million in each of the years ended December 31, 2014 and 2013.  As of December 31, 2014 and 2013, the unamortized balance of capitalized internal-use software was $1.0 million and $0.7 million, respectively.
During each of the years ended December 31, 2014 and 2013, the Company capitalized $0.5 million of internal-use software related to investment in the development of its core systems.

During the year ended December 31, 2014, the Company recorded a non-cash charge of approximately $0.6 million for the write-down of the remaining balance of the external-use software within Loss from discontinued operations, net of tax based on the decision to sell Group DCA and exit the eDetailing business. As of December 31, 2014, there was no unamortized balance of capitalized external-use software.

7.	Goodwill and Other Intangible Assets

Goodwill recorded as of December 31, 2014 of $15.5 million is attributable to the 2014 acquisition of RedPath. Goodwill recorded as of December 31, 2013 was attributable to the 2010 acquisition of Group DCA and has been reclassified as held-for-sale. See Note19, Discontinued Operations for further information.

Goodwill
In connection the Company's decision to dispose of Group DCA, the Company reclassed the $2.5 million goodwill balance to assets held-for-sale within Other non-current assets in the consolidated balance sheet as of December 31, 2014 and impaired $1.2 million of the goodwill associated with the 2010 acquisition of Group DCA as the fair value of the Group DCA reporting unit was below its carrying value including goodwill, leaving a balance of $1.3 million. A rollforward of the carrying value of goodwill from continuing operations from January 1, 2014 to December 31, 2014 is as follows:

	2014
	January 1,	Additions	Adjustments	Impairments	December 31,
RedPath	$—	$15,545	$—	$—	$15,545
Other Intangible Assets
The net carrying value of the identifiable intangible assets as of December 31, 2014 is as follows:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

		As of December 31, 2014
	Life	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$—	$8,519
Pancreas	7	2,882	154	2,728
Biobank	4	1,575	147	1,428
RedPath acquisition:
Pancreas test	7	16,141	385	15,756
Barrett's test	9	18,351	—	18,351
Total		$47,468	$686	$46,782
Diagnostic lab:
CLIA Lab	2.3	$609	$87	$522

Amortization expense was $0.8 million for the year ended December 31, 2014. There was no amortization expense for the year ended December 31, 2013. Amortization of the thyroid diagnostic asset will begin upon launch of the product. Estimated amortization expense for the next five years is as follows:

2015	2016	2017	2018	2019
$5,102	$6,358	$6,097	$5,949	$5,703

8.	Retirement Plans

The Company offers an employee 401(k) saving plan.  Under the PDI, Inc. 401(k) Plan, employees may contribute up to 50% of their pre- or post-tax base compensation.  The Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%.  Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock.  The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2014 and December 31, 2013 was approximately $0.9 million and $0.7 million, respectively.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

9. Accrued Expenses and Other Long-Term Liabilities
Other accrued expenses consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Accrued pass-through costs	$1,043	$2,089
Facilities realignment accrual	517	565
Self insurance accruals	463	1,020
Indemnification liability	875	875
Contingent consideration	633	—
Acquisition related costs	1,225	—
Liabilities held-for-sale	2,820	4,495
Rent payable	348	348
DOJ settlement	500	—
Accrued interest	465	—
All others	5,933	3,085
	$14,822	$12,477
Other long-term liabilities consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Rent payable	$209	$557
Uncertain tax positions	3,267	3,109
Deferred tax liability	2,525	—
Facilities realignment accrual	43	560
DOJ settlement (indemnified by RedPath)	2,500	—
Liabilities held-for-sale	329	817
Other	270	142
	$9,143	$5,185

10.	Commitments and Contingencies

The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations.  Total expense under these agreements for the years ended December 31, 2014 and 2013 was approximately $5.8 million and $4.9 million, respectively, of which $5.2 million and $4.1 million, respectively, related to automobiles leased for use by employees for a lease term of one year from the date of delivery with the option to renew and was included in cost of services in consolidated statements of comprehensive loss.

As of December 31, 2014, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contingent consideration (1)	$26,542	$633	$2,435	$14,683	$8,791
Contractual obligations (2)	330	284	46	—	—
Operating lease obligations:
Minimum lease payments	6,107	4,114	1,993	—	—
Less minimum sublease rentals (3)	(3,222)	(2,469)	(753)	—	—
Net minimum lease payments	2,885	1,645	1,240	—	—
Total	$29,757	$2,562	$3,721	$14,683	$8,791

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

(1) Amounts represent contingent royalty and milestone payments in connection with our 2014 acquisitions based on annual net sales and the launch of the diagnostic tests acquired.

(2) Amounts represent contractual obligations related to software license contracts, office equipment and contracts for software systems.

(3) As of December 31, 2014, the Company has entered into various sublease agreements for all of the office space at the Saddle River, New Jersey facility, the Dresher, Pennsylvania facility, and the Schaumburg, Illinois facility. These subleases will provide aggregated lease income of approximately $1.9 million, $1.3 million and $18,000, respectively, over the remaining lease periods.

Letters of Credit

As of December 31, 2014, the Company had $1.4 million in letters of credit outstanding as required by its existing insurance policies and its facility leases. As discussed in Note 5, Investments in Marketable Securities these letters of credit are collateralized by certain investments.

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

The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of December 31, 2014 and 2013, the Company's accrual for litigation and threatened litigation was not material to the consolidated financial statements.

In connection with the October 31, 2014 acquisition of RedPath the Company assumed a liability for a January 2013 settlement agreement entered into by the former owners of RedPath with the DOJ. Under the terms of the Settlement Agreement, the Company is obligated to make payments to the DOJ for the calendar years ended December 31, 2014 through 2017 up to a maximum of $3.0 million.

Payments are due March 31st following the calendar year that the revenue milestones are achieved. The Company has been indemnified by the former owners of RedPath for $2.5 million of the obligation and has recorded an indemnification asset of that amount within other non-current assets. At December 31, 2014, the Company recorded $3.0 million as its best estimate of the amount that will be required to be paid under the settlement agreement based on its estimate of future revenues, of which $0.5 million is included in other accrued expenses and $2.5 million is included in other long-term liabilities.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

11.	Preferred Stock

The board of directors of PDI (Board) is authorized to issue, from time-to-time, up to 5,000,000 shares of preferred stock in one or more series.  The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series.  As of December 31, 2014 and 2013, there were no issued and outstanding shares of preferred stock.

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

The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs granted during the years ended December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Risk-free interest rate	0.75%	0.33%
Expected life	3.5	3.5
Expected volatility	48.15%	49.80%

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

In February 2014, the Company’s chief executive officer was granted 188,165 market contingent SARs.  The market contingent SARs have an exercise price of $5.10, a five year term to expiration, and a weighted-average fair value of $1.87.  The fair value estimate of the market contingent SARs was calculated using a Monte Carlo Simulation model.  The Monte Carlo Simulation model takes into account the Company's long-term rate of return on its common stock historically, reinvested dividends, capital gains and the volatility of the Company's common stock. The market contingent SARs are subject to a time-based vesting schedule, but will not vest unless and until certain additional, market-based conditions are satisfied: (1) with respect to the initial 36,496 market contingent SARs, which vest on a time-based schedule on the first anniversary of the date of grant, the closing price of the Company’s common stock is at least $7.65 per share for the average of 60 consecutive trading days anytime within five years from the grant date; (2) with respect to the next 64,460 market contingent SARs, which vest on a time-based schedule on the second anniversary of the date of grant, the closing price of the Company’s common stock is at least $10.20 per share for the average of 60 consecutive trading days anytime within five years from the grant date; and (3) with respect to the final 87,209 market contingent SARs, which vest on a time-based schedule on the third anniversary of the date of grant, the closing price of the Company’s common stock is at least $15.30 per share for the average of 60 consecutive trading days anytime within five years from the grant date.  These stock prices represent premiums in excess of at least 50% of the closing stock price of the Company’s common stock on the date of grant.

The weighted-average fair value of non-performance based SARs granted during the year ended December 31, 2014 was estimated to be $1.56. The weighted-average fair value of non-performance based SARs granted during the year ended December 31, 2013 was estimated to be $1.97.  There were 13,183 SARs exercised in 2013 with a weighted-average grant price of $5.90. There were no SARs exercised in 2014. Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

As of December 31, 2014, there was $2.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested SARs and restricted stock that are expected to be recognized over a weighted-average period of approximately 1.6 years.

The impact of stock options, SARs, performance shares, RSUs and restricted stock on net loss for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Stock options and SARs	$727	$454
Performance awards	98	—
RSUs and restricted stock	1,299	1,269
Total stock-based compensation expense	$2,124	$1,723

A summary of stock option and SARs activity for the year ended December 31, 2014, and changes during such year, is presented below:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	Shares	Average Grant Price	Remaining Contractual Period (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	838,543	$6.52	3.08	$148
Granted	925,410	$4.33	4.31	$—
Exercised	—	—
Forfeited or expired	(71,032)	$11.47
Outstanding at December 31, 2014	1,692,921	$5.12	3.40	$4
Exercisable at December 31, 2014	437,356	$6.32	1.82	$—
Vested and expected to vest	1,456,345	$5.12	3.32	$3

A summary of the status of the Company’s nonvested SARs for the year ended December 31, 2014, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2014	544,573	$2.20
Granted	925,410	$1.56
Vested	(208,345)	$2.27
Forfeited	(6,073)	$1.97
Nonvested at December 31, 2014	1,255,565	$1.72

The aggregate fair value of SARs vested during the years ended December 31, 2014 and 2013 was $0.5 million and $0.4 million, respectively. The weighted-average grant date fair value of SARs vested during the year ended December 31, 2013 was $2.47.

A summary of the Company’s nonvested shares of restricted stock and restricted stock units for the year ended December 31, 2014, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested at January 1, 2014	581,709	$4.81	1.44	$2,660
Granted	402,648	$3.76	2.48	$721
Vested	(213,295)	$7.83
Forfeited	(60,059)	$5.22
Nonvested at December 31, 2014	711,003	$2.81	1.70	$1,273

The aggregate fair value of restricted stock and restricted stock units vested during each of the years ended December 31, 2014 and 2013 was $1.7 million and $1.1 million, respectively. The weighted-average grant date fair value of restricted stock and restricted stock units vested during the year ended December 31, 2013 was $6.74.

Inducement Awards

In connection with the Company's hiring of a chief financial officer, the Company awarded RSUs and SARs, with a grant date fair value of $75,000 each, on October 20, 2014 (the Start Date). The awards were made pursuant to the NASDAQ inducement grant exception as a component of employment compensation. The inducement grants were approved by the Compensation Committee on October 14, 2014 contingent on and effective as of the Start Date, and were being made as an

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

inducement material to the chief financial officer's acceptance of employment with the Company in accordance with NASDAQ Listing Rules.

The Company issued 117,187 SARs, using the Black-Scholes option pricing model to determine the fair value on the Start Date. The SARs have a base price equal to the closing price of PDI’s common stock on the Start Date and a five year term. The SARs vest over three years, with one-third of the SARs vesting on each of the first three anniversaries of the Start Date subject to the chief financial officers continued service with PDI through the applicable vesting dates. The Company issued 41,899 RSUs (equal to $75,000 divided by the closing price of PDI’s common stock) on the Start Date. The RSUs will vest in full on the third anniversary of the Start Date subject to the chief financial officer’s continued service with the Company through the applicable vesting date.

13.   Significant Customers

During the years ended December 31, 2014 and 2013, the Company had several significant customers for which it provided services under specific contractual arrangements.  The following sets forth the net revenue generated by customers who accounted for more than 10% of the Company's revenue from continuing operations during each of the periods presented.

	Years Ended December 31,
Customer	2014	2013
A	$57,039	$70,827
B	$26,825	$27,976

The Company recorded all its revenue from significant customers in its Commercial Services segment for 2014 and 2013. For the years ended December 31, 2014 and 2013, the Company’s two largest customers, each representing 10% or more of its revenue, accounted for, in the aggregate, approximately 69.7% and 67.4%, respectively, of its revenue from continuing operations.  At December 31, 2014 and 2013, the Company’s two largest customers represented 51.5% and 86%, respectively, of the aggregate of its outstanding accounts receivable and unbilled receivable balances.

The following sets forth the significant customers who accounted for more than 10% of the Company's accounts receivable and unbilled receivable balances as of December 31, 2014 and 2013.

	Years Ended December 31,
Customer	2014	2013
A	$7,341	$9,153

14.	Facilities Realignment

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

There were no significant facility realignment charges during the years ended December 31, 2014 and 2013.

The following table presents a reconciliation of the restructuring charges during the years ended December 31, 2014 and 2013 to the balances as of December 31, 2014 and 2013, which is included in other accrued expenses ($0.6 million and $1.2 million, respectively) and in long-term liabilities ($0.1 million and $0.8 million, respectively):

	Commercial Services	Discontinued Operations	Total
Balance as of January 1, 2013	$2,027	$1,252	$3,279
Accretion	112	30	142
Adjustments	—	—	—
Payments	(1,014)	(445)	(1,459)
Balance as of December 31, 2013	1,125	837	1,962
Accretion	112	30	142
Adjustments	—	(16)	(16)
Payments	(677)	(644)	(1,321)
Balance as of December 31, 2014	$560	$207	$767

15.	Income Taxes

The provision for or benefit from income taxes on continuing operations for the years ended December 31, 2014 and 2013 is comprised of the following:

	2014	2013
Current:
Federal	$—	$—
State	297	180
Total current	297	180
Deferred:
Federal	(4,686)	—
State	(349)	—
Total deferred	(5,035)	—
(Benefit) Provision for income taxes	$(4,738)	$180

During 2014, in conjunction with the accounting associated with the RedPath acquisition described in Note 3, Acquisitions, the Company recorded a net deferred tax liability related to the book and tax basis difference of the underlying RedPath assets. The net deferred tax liability will serve as reversible temporary differences that will give rise to future taxable income and, accordingly, serve as a source of income that permits the recognition of certain existing deferred tax assets of the Company. Solely on this basis, management determined that it is more likely than not that a portion of its valuation allowance was no longer required. As a result of the release of the valuation allowance, the Company recorded a tax benefit of $5.0 million in the consolidated statement of operations for the year ended December 31, 2014. In addition to the benefit of the release of the valuation allowance, the Company recorded for the year ended December 31, 2014 a current provision of $0.3 million for income taxes on current income and a benefit of $44,000 related to the realization of current year losses in certain state jurisdictions.

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment.  As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2014 as the Company believes that it is more

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

likely than not that these assets will not be realized. The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets included in other current assets:
Allowances and reserves	$4,769	$1,217
Compensation	3,637	4,010
Valuation allowance on deferred tax assets	(7,046)	(5,227)
Current deferred tax assets	$1,360	$—
Noncurrent deferred tax assets and liabilities:
State net operating loss carryforwards	$5,534	$4,774
Federal net operating loss carryforwards	41,466	31,253
Credit carryforward	150	—
State taxes	1,124	1,124
Self insurance and other reserves	509	294
Property, plant and equipment	2,332	2,196
Intangible assets	(5,746)	8,269
Other reserves - restructuring	181	391
Deferred revenue	5	6
Valuation allowance on deferred tax assets	(48,080)	(48,307)
Noncurrent deferred tax liabilities, net	$(2,525)	$—

The Company's current deferred tax asset and noncurrent deferred tax liability are included within Other current assets and Other long-term liabilities, respectively, within the consolidated balance sheet as of December 31, 2014. Federal tax attribute carryforwards at December 31, 2014, consist primarily of approximately $118.5 million of federal net operating losses.  In addition, the Company has approximately $120.0 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they begin to expire in 2027, and current state net operating losses not utilized begin to expire this year.

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate from continuing operations is as follows:

	2014	2013
Federal statutory rate	35.0%	35.0%
State income tax rate, net of Federal tax benefit	0.8%	0.3%
Meals and entertainment	(0.1)%	(2.3)%
Valuation allowance	1.1%	(35.9)%
Other non-deductible	(3.2)%	(1.3)%
Other taxes	—%	—%
Net change in Federal and state reserves	—%	—%
Effective tax rate	33.5%	(4.2)%

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2014:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Unrecognized
Tax Benefits
Balance of unrecognized benefits as of January 1, 2013	$1,117
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Balance as of December 31, 2013	$1,117
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Balance as of December 31, 2014	$1,117

As of December 31, 2014 and 2013, the total amount of gross unrecognized tax benefits was $1.1 million in each year.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2014 and 2013 was $1.1 million in each year.

The Company recognized interest and penalties of $0.2 million related to uncertain tax positions in income tax expense during each of the years ended December 31, 2014 and 2013.  At December 31, 2014 and 2013, accrued interest and penalties, net were $2.2 million and $2.0 million, respectively, and included in the Other long-term liabilities in the consolidated balance sheets.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions.  The following tax years remain subject to examination as of December 31, 2014:

Jurisdiction	Tax Years
Federal	2010 - 2014
State and Local	2008 - 2014

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. There were no examinations in process by the Internal Revenue Service as of December 31, 2014. In 2014, the Company was selected for examination by the Internal Revenue Service for the tax periods ending December 31, 2012 and December 31, 2011.

16.	Historical Basic and Diluted Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2014 and 2013 is as follows:

	Years Ended December 31,
	2014	2013
Basic weighted average number of common shares	14,901	14,718
Potential dilutive effect of stock-based awards	—	—
Diluted weighted average number of common shares	14,901	14,718

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013
Options	25,000	42,500
Stock-settled stock appreciation rights (SARs)	1,479,756	796,043
Restricted stock and restricted stock units (RSUs)	711,003	581,709
Performance contingent SARs	188,165	—
	2,403,924	1,420,252

17.  Segment Information

The accounting policies followed by the segments are described in Note 1, Nature of Business and Significant Accounting Policies.  Corporate charges are allocated to each of the reporting segments on the basis of total salary expense. Corporate charges include corporate headquarter costs and certain depreciation expenses. Certain corporate capital expenditures have not been allocated from Commercial Services to the other reporting segments since it is impracticable to do so. Assets and capital expenditures pertaining to discontinued operations have been included under Commercial Services.

Effective December 31, 2014, the Company has two reporting segments: Commercial Services and Interpace Diagnostics. The Company realigned its reporting segments, and the operating segments and service offerings within its reporting segments, due to the acquisition of RedPath and acquiring certain assets from Asuragen, Inc. (Asuragen) to reflect the Company's current and going forward business strategy. As part of this strategy, the decision has been made to discontinue the Group DCA business and classify this business as discontinued operations and held for sale, and no longer be presenting a Marketing Services segment. Our current reporting segments are reflective of the way the Company's management organizes for making operating decisions and assessing performance. These reporting segments allow investors to: better understand Company performance; better assess prospects for future cash flows; and make more informed decisions about the Company.

Commercial Services segment – includes personal promotion (the Company’s dedicated and established relationship sales teams), the Company’s medical and clinical educator services and full product commercialization service offerings.  Our Commercial Services segment is focused on providing outsourced pharmaceutical, biotechnology, medical device and diagnostic sales teams to our customers through a range of complementary support services designed to achieve their strategic and financial objectives. Our customers in this segment include pharmaceutical, biotechnology, diagnostics and healthcare companies. These service offerings have similar long-term average gross margins, contract terms, types of customers and regulatory environments.

Interpace Diagnostics segment – focuses on developing and commercializing molecular diagnostic tests, leveraging the latest technology and personalized medicine for better patient diagnosis and management. Through our Interpace Diagnostics segment, we aim to provide physicians and patients with diagnostic options for detecting genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers. Customers in our Interpace Diagnostics segment consist primarily of physicians, hospitals and clinics. The service offerings throughout the gastrointestinal operating segment and endocrine operating segment have similar long-term average gross margins, contract terms, types of customers and regulatory environments.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	Commercial Services	Interpace Diagnostics	Consolidated
For the year ended December 31, 2014:
Revenue	$118,461	$1,474	$119,935
Operating loss	$(3,168)	$(10,302)	$(13,470)
Capital expenditures	$1,580	$1,271	$2,851
Depreciation and amortization expense (1)	$1,001	$841	$1,842
Total assets	$34,807	$81,099	$115,906
For the year ended December 31, 2013:
Revenue	$146,534	$—	$146,534
Operating loss	$(980)	$(457)	$(1,437)
Capital expenditures	$1,818	$—	$1,818
Depreciation and amortization expense (1)	$1,190	$—	$1,190
Total assets	$67,562	$1,502	$69,064

(1) Excludes amounts included within discontinued operations.

18.	Investment in Privately Held Non-Controlled Entity and Other Arrangements
In August 2013, PDI entered into phase one of a collaboration agreement with a privately held molecular diagnostics company (the Diagnostics Company) to commercialize its fully-developed, molecular diagnostic tests. Under the terms of phase one of the collaboration agreement, PDI paid an initial fee of $1.5 million and has the ability to enter the second phase of the collaboration agreement in the form of a call option to purchase the outstanding common stock of the Diagnostics Company. The Company also has the option to contribute an additional $0.5 million for mutually agreed upon activities in furtherance of collaboration efforts. If PDI purchases the outstanding common stock of the Diagnostics Company, in addition to the option price based on the achievement of milestones, beginning in 2015, PDI would pay a royalty of 7% on annual net revenue up to $50.0 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100.0 million. As of December 31, 2013 the initial investment was recorded within Other current assets in the consolidated balance sheet. In the fourth quarter of 2014, the Company identified events that have had an adverse effect on the fair value of this cost-method investment and impaired the initial investment of $1.5 million in Asset impairments within the consolidated statement of comprehensive loss.

Through June 30, 2014, the Company loaned the Diagnostics Company approximately $0.7 million bearing a 4% interest rate. In connection with the amendment to the collaboration agreement during the three month period ended September 30, 2014, the loan balance was reduced to $0.6 million. This loan is secured by the stock of Diagnostics Company and is payable to PDI at the sooner of: March 31, 2015; the expiration or termination of the collaboration agreement between the parties; the acquisition of the Diagnostics Company by PDI; or default by the Diagnostics Company. PDI recorded the loan receivable within Other current assets in the Condensed Consolidated Balance Sheets. In the fourth quarter of 2014, the Company fully reserved for the loan, recording a charge of approximately $0.6 million in Asset impairments with the consolidated statement of comprehensive loss.

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

PDI's costs related to both of these agreements are expensed in the Company's Interpace Diagnostics segment and reflected in Cost of sales or Selling, general and administrative expenses in the Consolidated Statement of Comprehensive Loss, depending upon the underlying nature of the expenses incurred.

19. Discontinued Operations

On December 31, 2014 the Company classified Group DCA as held-for-sale and wrote the assets of the business down to their fair values as the assets have become impaired. On December 29, 2011 the Company entered into an agreement to sell certain assets of our Pharmakon business unit to Informed Medical Communications, Inc. (“Informed”) in exchange for potential future royalty payments and an ownership interest in Informed. In the fourth quarter of 2012, the Company wrote-off all of the assets related to the sale of Pharmakon to Informed as it believes that these assets have become impaired. On July 19, 2010, the Board approved closing the TVG business unit. The Company notified employees and issued a press release announcing this decision on July 20, 2010. The Consolidated Statements of Comprehensive Loss reflect the presentation of Group DCA, Pharmakon, and TVG as discontinued operations in all periods presented.

The table below presents the significant components of Group DCA's, Pharmakon's and TVG’s results included in Loss from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive loss for the years ended December 31, 2014 and 2013.

	For the Years Ended December 31,
	2014	2013
Revenue, net	$3,214	$4,309

Loss from discontinued operations, before income tax (1)	(6,666)	(2,884)
Income tax expense	5	5
Loss from discontinued operations, net of tax	$(6,671)	$(2,889)

(1) Includes loss on disposal of assets and liabilities held-for-sale of $1.2 million and write-off of assets of $0.7 million.

The assets and liabilities classified as held-for-sale and discontinued operations relate to Group DCA, Pharmakon, and TVG. As of December 31, 2014 and December 31, 2013 these assets and liabilities are in the accompanying balance sheets as follows:

	For the Years Ended December 31,
	2014			2013
	Group DCA	Other	Total	Group DCA	Other	Total
Accounts receivable, net	$613	$—	$613	$519	$—	$519
Other	—	—	—	87	—	87
Other current assets	613	—	613	606	—	606
Property and equipment, net	—	—	—	1,221	—	1,221
Goodwill	1,295	—	1,295	2,523	—	2,523
Other	—	150	150	157	150	307
Other long-term assets	1,295	150	1,445	3,901	150	4,051
Total assets	$1,908	$150	$2,058	$4,507	$150	$4,657

Accounts payable	$69	$—	$69	$150	$—	$150
Unearned contract revenue	1,698	—	1,698	2,033	—	2,033
Accrued salary and bonus	550	—	550	266	—	266
Other	78	425	503	1,641	405	2,046
Other accrued expenses	2,395	425	2,820	4,090	405	4,495
Other long-term liabilities	—	329	329	198	619	817
Total liabilities	$2,395	$754	$3,149	$4,288	$1,024	$5,312

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

20.  Related Party Transactions

John P. Dugan

The Company entered into a consulting agreement (the “Agreement”) with its founder and former Chairman of the Board, John P. Dugan. Mr. Dugan, who retired from the Board effective June 3, 2010, is the Company’s largest stockholder beneficially owning approximately 32% of the outstanding common stock of PDI as of December 31, 2014.

The Agreement was executed on August 2, 2010 with an effective date of July 1, 2010, and continued for a period of thirty-six months.  Pursuant to the Agreement, Mr. Dugan provided consulting services to PDI including, but not limited to, corporate strategy, communications and other general advice upon request of the Company’s Chief Executive Officer or the Board for a consulting fee of $12,500 per month over the term of the Agreement.   The Agreement was terminable by the Company upon thirty days prior written notice to Mr. Dugan, and terminable by Mr. Dugan upon ten days prior written notice to the Company. The Agreement also contained certain confidentiality clauses as well as a non-compete clause that continues for a period of two years after the termination of the Agreement. Mr. Dugan was paid $75,000 for the year ended December 31, 2013, respectively, in his role as a consultant. The Agreement expired June 30, 2013.

21.	Long-Term Debt
On October 31, 2014, the Company and its wholly-owned subsidiary, Interpace, entered into an Agreement to acquire RedPath. In connection with the Transaction, the Company entered into a Note, dated October 31, 2014.

The Note is $11.0 million, interest-free and will be paid in eight equal consecutive quarterly installments beginning October 1, 2016. The interest rate will be 5.0% in the event of a default under the Note. The obligations of the Company under the Note are guaranteed by the Company and its Subsidiaries pursuant to the Subordinated Guarantee in favor of the Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its Subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the Equityholder Representative. Based on the Company's incremental borrowing rate under its Credit Agreement, the fair value of the Note at the date of issuance was $7.4 million. During the year ended December 31, 2014, the Company accreted approximately $0.1 million into interest expense using the effective interest method. As of December 31, 2014, the balance of the Note is approximately $7.5 million and the unamortized discount is $3.5 million.

In addition, the Company entered into the Credit Agreement with the Agent and the Lenders in connection with the Transaction in the aggregate principal amount of $20.0 million (the Loan). The maturity date of the loan is October 31, 2020. The Loan bears interest at the greater of (a) three month LIBOR and (b) 1.0%, plus a margin of 12.5%, payable in cash quarterly in arrears, beginning on February 17, 2015. The interest rate will be increased by 3.0% in the event of a default under the Credit Agreement. Beginning in January 2017, the Company will be required to make principal payments on the Loan. Beginning in January 2017 and ending on October 31, 2020, subject to a $250,000 per quarter cap, the Lenders will be entitled to receive quarterly revenue based payments from the Company equal to 1.25x of revenue derived from net sales of molecular diagnostics products (the Synthetic Royalty). The Company received net proceeds of approximately $19.6 million following payment of certain fees and expenses in connection with the Credit Agreement.

The Company paid approximately $0.1 million of certain out-of-pocket costs and expenses incurred by the Lenders and the Agent and a $0.3 million origination fee, both of which are being accreted as interest expense over the life of the loan using the effective interest method. The Company is also obligated to pay a $0.8 million exit fee which the Company is also accreting to interest expense over the life of the Loan. During the year ended December 31, 2014 the Company accreted less than $0.1 million into interest expense and recorded the liability within Other long-term liabilities in the consolidated balance sheet. If the Company prepays the Loan, the Company is obligated to pay a prepayment fee equal to: 6.0% of the Loan if the Loan is prepaid on or after October 31, 2015 but prior to October 31, 2016; 5.0% of the Loan if the Loan is prepaid on or after October 31, 2016 but prior to October 31, 2017; and 2.0% if the Loan is prepaid on or after October 31, 2017 but prior to October 31, 2018. In addition the Company will also pay a prepayment premium applicable to the Synthetic Royalty equal to (i)(1) 1.25% multiplied by (2) the lesser of (A) $80.0 million and (B) the aggregate revenue on net sales of molecular diagnostics products for the four most recently-completed fiscal quarters, multiplied by (ii) the number of days remaining until October 31, 2020, divided by (iii) 360. The Company must also make a mandatory prepayment in connection with the disposition of certain of the Company’s assets. As of December 31, 2014 the balance of the Loan, net of unamortized debt discount, was $19.7 million.

PDI, Inc.
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The obligations of the Company under the Credit Agreement are guaranteed by the Company and its Subsidiaries in favor of the Agent for the benefit of the Lenders. The Credit Agreement contains customary representations and warranties in favor of the Agent and the Lenders and certain covenants, including among other things, financial covenants relating to liquidity and revenue targets. As of December 31, 2014, the Company is in compliance with these covenants.

Principal payments due related to the long-term debt over next five are as follows:

	2015	2016	2017	2018	2019
Subordinated note	$—	$1,375	$4,125	$4,125	$1,375
Loan	—	—	2,534	5,000	5,000
	$—	$1,375	$6,659	$9,125	$6,375

In addition, the Company recorded approximately $0.3 of legal costs in connection with the Credit Facility and capitalized them as deferred financing costs within Other long-term assets in consolidated balance sheet. These deferred financing costs are being amortized to interest expense using the effective interest method over the term of the Credit Facility.

PDI INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
 ($ in thousands)

	Balance at	Additions (Reductions)		Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	and Other (1)	of Period
2014
Allowance for doubtful accounts	$9	—	(9)	$—
Allowance for doubtful notes	$1,040	586	—	$1,626
Tax valuation allowance	$53,534	(4,991)	6,583	$55,126
2013
Allowance for doubtful accounts	$—	9	—	$9
Allowance for doubtful notes	$1,040	—	—	$1,040
Tax valuation allowance	$51,552	—	1,982	$53,534

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.