Form 10-Q/A
period 2014-09-30
PDI INC
filed 2015-04-10
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

PDI, Inc.
Form 10-Q/A for Period Ended September 30, 2014
TABLE OF CONTENTS

		Page No.

Item 6.	Exhibits	4
	Signatures	5

Explanatory Note

PDI Inc. (the “Company”) is filing this amendment (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2014, solely to revise Exhibit 10.1.1 (First Amendment to the Collaboration Agreement, dated as of August 19, 2013, by and between the Company and Prolias Technologies Inc.), to the Form 10-Q to include certain portions of the exhibit which had been omitted from such exhibit when filed with the Form 10-Q pursuant to a request for confidential treatment filed with the SEC.
Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as amended, the form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in the Form 10-Q/A and the Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 at Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
This Form 10-Q/A should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PDI, Inc.

PART II.  OTHER INFORMATION
Item 6.  Exhibits

Exhibit No.	Description

10.1.1	First Amendment to the Collaboration Agreement dated as of August 19, 2014, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 10, 2015	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Graham G. Miao
Graham G. Miao
Chief Financial Officer

5