Form 10-Q
period 2015-03-31
PDI INC
filed 2015-05-12
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 7, 2015
Common stock, $0.01 par value	16,198,587

PDI, Inc.
Form 10-Q for Period Ended March 31, 2015

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,004	$23,111
Short-term investments	108	107
Accounts receivable, net	13,386	8,505
Unbilled costs and accrued profits on contracts in progress	5,498	5,918
Other current assets	7,066	7,225
Total current assets	43,062	44,866
Property and equipment, net	3,323	3,184
Goodwill	15,545	15,545
Other intangible assets, net	46,434	47,304
Other long-term assets	4,248	5,007
Total assets	$112,612	$115,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,034	$4,308
Unearned contract revenue	10,896	6,752
Accrued salary and bonus	8,736	7,696
Other accrued expenses	11,332	14,822
Total current liabilities	33,998	33,578
Contingent consideration	25,909	25,909
Long-term debt, net of debt discount	27,349	27,154
Other long-term liabilities	8,732	9,143
Total liabilities	95,988	95,784

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized
17,418,569 and 16,558,140 shares issued, respectively;
16,204,762 and 15,361,133 shares outstanding, respectively	174	165
Additional paid-in capital	134,558	134,171
Accumulated deficit	(103,764)	(99,896)
Accumulated other comprehensive income	16	16
Treasury stock, at cost (1,213,807 and 1,197,007 shares, respectively)	(14,360)	(14,334)
Total stockholders' equity	16,624	20,122
Total liabilities and stockholders' equity	$112,612	$115,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands, except for per share data)

	Three Months Ended
	March 31,
	2015	2014

Revenue, net
Commercial Services	$36,202	$31,832
Interpace Diagnostics	2,117	—
Total revenue, net	38,319	31,832
Cost of revenue
Commercial Services	29,100	26,493
Interpace Diagnostics	1,574	219
Total cost of revenue	30,674	26,712
Gross profit	7,645	5,120
Sales and marketing	2,226	—
Research and development	232	—
General and administrative	7,199	5,534
Acquisition related amortization expense	870	—
Total operating expenses	10,527	5,534
Operating loss	(2,882)	(414)
Interest expense	(848)	—
Other expense, net	(86)	(17)
Loss from continuing operations before income tax	(3,816)	(431)
(Benefit) provision for income tax	(73)	66
Loss from continuing operations	(3,743)	(497)
Loss from discontinued operations, net of tax	(125)	(1,115)
Net loss	$(3,868)	$(1,612)

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities, net	—	—
Comprehensive loss	$(3,868)	$(1,612)

Basic and diluted loss per share of common stock from:
Continuing operations	$(0.25)	$(0.03)
Discontinued operations	(0.01)	(0.08)
Net loss per basic and diluted share of common stock	$(0.26)	$(0.11)

Weighted average number of common shares and common share equivalents outstanding:
Basic	15,037	14,760
Diluted	15,037	14,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(3,868)	$(1,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,195	457
Realignment accrual accretion	35	35
Interest accretion	261	—
Bad debt expense	96	—
Gain on sale of discontinued operations	(285)	—
Stock-based compensation	396	690
Other changes in assets and liabilities:
Increase in accounts receivable	(5,229)	(6,049)
Decrease in unbilled costs	420	2,424
(Increase) decrease in other current assets	(438)	32
Decrease in other long-term assets	2,156	140
(Decrease) increase in accounts payable	(1,274)	143
Increase (decrease) in unearned contract revenue	4,144	(594)
Increase (decrease) in accrued salaries and bonus	1,040	(2,480)
(Decrease) increase in other accrued expenses	(4,602)	835
Increase (decrease) in long-term liabilities	336	(484)
Net cash used in operating activities	(5,617)	(6,463)

Cash Flows From Investing Activities
Purchase of property and equipment	(464)	(514)
Loan to privately held non-controlled entity	—	(569)
Net cash used in investing activities	(464)	(1,083)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(26)	(215)
Net cash used in financing activities	(26)	(215)

Net decrease in cash and cash equivalents	(6,107)	(7,761)
Cash and cash equivalents – beginning	23,111	45,639
Cash and cash equivalents – ending	$17,004	$37,878
Cash paid for interest	$818	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (SEC) on March 5, 2015.  The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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
Reclassifications
Certain operating expenses within compensation expense and other sales, general and administrative expense in the period ended March 31, 2014 have been reclassified to conform to the current period presentation.
Sales and marketing expenses primarily include personnel and related costs for the promotion of the Company's Diagnostic tests.   Research and development expenses primarily include personnel and related costs for research and development related to new and existing tests.   The Company did not incur these costs in the period ended March 31, 2014.

Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three-month periods ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31,
	2015	2014
Basic weighted average number of common shares	15,037	14,760
Dilutive effect of stock-based awards	—	—
Diluted weighted average number of common shares	15,037	14,760
The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Options	25	43
Stock-settled stock appreciation rights (SARs)	1,066	1,238
Restricted stock/units	1,632	754
Market contingent SARs	188	188
	2,911	2,223
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results. At March 31, 2015, no indicators of impairment were identified.
Receivables and Allowance for Doubtful Accounts
Commercial Services segment: Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company records a provision for estimated losses based upon the inability of its customers to make required payments using historical experience and periodically adjusts these provisions to reflect actual experience.  Additionally, the Company will establish a specific allowance for doubtful accounts when it becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing).  There was no allowance for doubtful accounts as of March 31, 2015.
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
Proprietary tests billed to commercial insurance carriers or governmental programs that do not have a contract in place for its proprietary tests may or may not be covered by the entities existing reimbursement policies. In addition, the Company does not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests in the event that their commercial insurance carrier or governmental program does not pay the Company for its services. In the absence of an agreement with the patient, or other clearly enforceable legal right to demand payment from commercial insurance carriers or governmental agencies, no accounts receivable is recognized. The Company records a

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

provision for estimated losses based upon estimates and historical experience and periodically adjusts these provisions to reflect actual experience. There was a $0.1 million allowance for doubtful accounts as of March 31, 2015.

3.	INVESTMENTS IN MARKETABLE SECURITIES
Available-for-sale securities are carried at fair value with the unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on available-for-sale securities are computed based upon specific identification and included in other expense, net in the condensed consolidated statements of comprehensive loss.  Declines in value judged to be other-than-temporary on available-for-sale securities are recorded in other expense, net in the condensed consolidated statements of comprehensive loss and the cost basis of the security is reduced. The fair values for marketable equity securities are based on quoted market prices.  Held-to-maturity investments are stated at amortized cost which approximates fair value.  Interest income is accrued as earned.  Realized gains and losses on held-to-maturity investments are computed based upon specific identification and included in other expense, net in the condensed consolidated statement of comprehensive loss.  The Company does not have any investments classified as trading.
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of both March 31, 2015 and December 31, 2014, the carrying value of available-for-sale securities was approximately $108,000 and is included in short-term investments.  Available-for-sale securities as of both March 31, 2015 and December 31, 2014 consisted of approximately $60,000 in mutual funds and approximately $48,000 in money market accounts.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $1.4 million as of both March 31, 2015 and December 31, 2014, as collateral for its existing insurance policies and facility leases.
At March 31, 2015 and December 31, 2014, held-to-maturity investments included the following:

		Maturing			Maturing
	March 31, 2015	within 1 year	after 1 year through 3 years	December 31, 2014	within 1 year	after 1 year through 3 years
Cash/money accounts	$82	$82	$—	$204	$204	$—
US Treasury securities	1,283	105	1,178	1,070	105	965
Government agency securities	221	129	92	317	225	92
Total	$1,586	$316	$1,270	$1,591	$534	$1,057
At March 31, 2015 and December 31, 2014, held-to-maturity investments were recorded in the following accounts:

	March 31, 2015	December 31, 2014
Other current assets	$316	$534
Other long-term assets	1,270	1,057
Total	$1,586	$1,591

4.	GOODWILL
Goodwill recorded as of March 31, 2015 and December 31, 2014 of $15.5 million is attributable to the 2014 acquisition of RedPath. A rollforward of the carrying value of goodwill from January 1, 2015 to March 31, 2015 is as follows:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	2015
	January 1,	Additions	Adjustments	Impairments	March 31,
RedPath	$15,545	—	—	—	$15,545
Other Intangible Assets
The net carrying value of the identifiable intangible assets as of March 31, 2015 is as follows:

		As of March 31, 2015
	Life	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$—	$8,519
Pancreas	7	2,882	257	2,625
Biobank	4	1,575	246	1,329
RedPath acquisition:
Pancreas test	7	16,141	961	15,180
Barrett's test	9	18,351	—	18,351
Total		$47,468	$1,464	$46,004
Diagnostic lab:
CLIA Lab	2.3	$609	$179	$430

Amortization expense was $0.9 million for the three-month period ended March 31, 2015. There was no amortization expense for the quarter ended March 31, 2014. Amortization of the thyroid and Barrett's diagnostic assets will begin upon launch of the products. Estimated amortization expense for the next five years is as follows:

2015	2016	2017	2018	2019
$5,102	$6,358	$6,097	$5,949	$5,703

5.	FACILITIES REALIGNMENT
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2014 to March 31, 2015, of which approximately $0.5 million is included in other accrued expenses and $0.1 million is included in long-term liabilities as of March 31, 2015. The Company recognizes accretion expense in Other expense, net in the Condensed Consolidated Statement of Comprehensive Loss.

	Commercial Services	Discontinued Operations	Total
Balance as of December 31, 2014	$560	$207	$767
Accretion	28	7	35
Adjustments	—	—	—
Payments	(170)	(46)	(216)
Balance as of March 31, 2015	$418	$168	$586

6.	FAIR VALUE MEASUREMENTS

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

	As of March 31, 2015		Fair Value Measurements
	Carrying	Fair	As of March 31, 2015
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$12,229	$12,229	$12,229	$—	$—
Money Market Funds	4,775	4,775	4,775	—	—
Total	$17,004	$17,004	$17,004	$—	$—

Marketable securities:
Money Market Funds	$48	$48	$48	$—	$—
Mutual Funds	60	60	60	—	—
U.S. Treasury securities	1,283	1,283	1,283	—	—
Government agency securities	221	221	221	—	—
Total	$1,612	$1,612	$1,612	$—	$—
Liabilities:
Contingent consideration:
Asuragen	$4,476	$4,476	$—	$—	$4,476
RedPath	22,066	22,066	—	—	22,066
	$26,542	$26,542	$—	$—	$26,542

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of March 31, 2015, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

In connection with the acquisition of the Acquired Property from Asuragen and acquisition of RedPath, the Company recorded $4.5 million and $22.1 million of contingent cash consideration related to deferred payments and revenue based payments, respectively. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  There was no change in the fair value of the contingent consideration during the period ended March 31, 2015.

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

7.	COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of March 31, 2015, the Company had outstanding letters of credit of $1.4 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
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

The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of March 31, 2015 the Company's accrual for litigation and threatened litigation was not material to the consolidated financial statements.

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Payments are due March 31st following the calendar year that the revenue milestones are achieved. The Company has been indemnified by the former owners of RedPath for $2.5 million of the obligation and has recorded an indemnification asset of that amount within other non-current assets. During the three-month period ended March 31, 2015, the Company paid $0.3 million and has $2.8 million recorded as its best estimate of the amount that remains to be paid under the settlement agreement based on its estimate of future revenues, of which $0.5 million is included in other accrued expenses and $2.3 million is included in other long-term liabilities.

Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc. ("Prolias") filed a complaint (the "Complaint") against the Company with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-899-15).  In the Complaint, Prolias alleges that it and the Company entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto (collectively the "Agreement"), whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as "Thymira."  Thymira is a minimally invasive diagnostic test that is being developed to detect thyroid cancer.

Prolias alleges in the Complaint that the Company wrongfully terminated the Agreement, breached obligations owed to it under the Agreement and committed torts by (i) failing to effectively and timely validate Thymira, (ii) purchasing a competitor of Prolias and working to commercialize the competitive product at the expense of Thymira, and (iii) interfering with a license agreement that Prolias had with Cornell University related to a license for Thymira.   Prolias asserts claims against the Company for breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contract and breach of fiduciary duty and seeks to recover unspecified compensatory damages, punitive damages, interest and costs of suit.

The Company was served with the Complaint on April 15, 2015 and its deadline to respond to the Complaint is May 20, 2015.  The Company denies that it is liable to Prolias for any of the claims asserted in the Complaint and it intends to vigorously defend itself.

8.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES
Other accrued expenses consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Accrued pass-through costs	$2,476	$1,043
Facilities realignment accrual	520	517
Self-insurance accruals	524	463
Indemnification liability	875	875
Contingent consideration	633	633
Acquisition related costs	200	1,225
Liabilities held-for-sale	—	2,820
Rent payable	563	348
DOJ settlement	500	500
Accrued interest	323	465
All others	4,718	5,933
	$11,332	$14,822

Long-term liabilities consisted of the following as of March 31, 2015 and December 31, 2014:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Rent payable	$305	$209
Uncertain tax positions	3,307	3,267
Deferred tax liability	2,526	2,525
DOJ settlement (indemnified by RedPath)	2,250	2,500
Liabilities held-for-sale	—	329
Other	344	313
	$8,732	$9,143

9.	STOCK-BASED COMPENSATION
In February 2015, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee of the Board (the Compensation Committee) approved grants of restricted stock to certain executive officers and members of senior management of the Company. The full Board approved the portion of these grants made to the Company’s Chief Executive Officer.  As part of the Company's 2014 long-term incentive plan, these grants aggregated 444,364 shares of restricted stock issued with a weighted average grant date fair value of $1.73 per share.
The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-market based SARs awards granted during the three-month period ended March 31, 2015:

	Three Months Ended
	March 31,
	2015	2014
Risk-free interest rate	0.97%	0.69%
Expected life	3.5 years	3.5 years
Expected volatility	52.03%	48.01%
Dividend yield	—%	—%
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
The Company recognized $0.4 million and $0.7 million of stock-based compensation expense during each of the three-month periods ended March 31, 2015 and 2014, respectively.

10.	INCOME TAXES

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax (benefit) expense on loss from continuing operations and the effective tax rate for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
(Benefit) provision for income tax	$(73)	$66
Effective income tax rate	1.9%	(15.3)%
Income tax benefit for the quarter ended March 31, 2015 was primarily due to a loss at one of the Company's operating subsidiaries for which it is able to benefit the net operating losses, offset by minimum state and local taxes and gross margin taxes at various subsidiaries. Income tax expense for the quarter ended March 31, 2014 was primarily due to state and local taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

11.	SEGMENT INFORMATION
The accounting policies of the segments are described in Note 1 of the Company’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014.  Corporate charges are allocated to each of the reporting segments on the basis of total salary expense. Corporate charges include corporate headquarters costs and certain depreciation expenses. Certain corporate capital expenditures have not been allocated from the Commercial Services segment to the other reporting segments since it is impracticable to do so.

	Commercial Services	Interpace Diagnostics	Consolidated
Three months ended March 31, 2015:
Revenue, net	$36,202	$2,117	$38,319
Operating income (loss)	$1,463	$(4,345)	$(2,882)
Capital expenditures	$6	$458	$464
Depreciation and amortization expense	$251	$944	$1,195

Three months ended March 31, 2014:
Revenue, net	$31,832	$—	$31,832
Operating income (loss)	$466	$(880)	$(414)
Capital expenditures	$514	$—	$514
Depreciation and amortization expense	$235	$1	$236

12.	DISCONTINUED OPERATIONS
On December 31, 2014 the Company classified Group DCA as held-for-sale and wrote the assets of the business down to their fair values as the assets have become impaired. On February 27, 2015, the Company entered into an agreement (the Haymarket Agreement) to sell certain assets and liabilities of Group DCA to Haymarket Media, Inc. (Haymarket) in exchange for future services and potential future royalty payments.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The assets transferred under the Haymarket Agreement are customer facing contracts and agreements, and the related supporting records. The liabilities transferred are obligations to complete services under the aforementioned contracts and agreements. In exchange, the Company will receive:

1. services performed by Haymarket, valued at approximately $0.8 million; and
2. a 15% royalty on contracts signed over the period from March 1, 2015 through February 28, 2018 relating to the clients, contracts and opportunities transferred to Haymarket under the agreement, valued at $0.1 million.

As of December 31, 2014, the Company incurred a non-cash charge of approximately $1.9 million. This non-cash charge included the write-down of goodwill and the accounts receivable of Group DCA, which is partially offset by the value of services performed by Haymarket and the fair value of future royalties, and included the write-off of assets of $0.7 million. During the quarter ended March 31, 2015, the Company closed the transaction with Haymarket, reviewed its previous assumptions and recorded a non-cash adjustment of $0.3 million. The operations and related exit costs of Group DCA are shown as discontinued operations in all periods presented.

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

The table below presents the significant components of Group DCA's, Pharmakon's and TVG’s results included in Loss from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive loss for the quarters ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
Revenue, net	$260	$988
Loss from discontinued operations, before income tax	(124)	(1,114)
Provision for income tax	1	1
Loss from discontinued operations, net of tax	$(125)	$(1,115)
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for Group DCA, TVG, and Pharmakon as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Current assets	$1,495	$613
Non-current assets	418	1,445
Total assets	$1,913	$2,058
Current liabilities	$1,856	$2,820
Non-current liabilities	250	329
Total liabilities	$2,106	$3,149

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

13.	INVESTMENT IN PRIVATELY HELD NON-CONTROLLED ENTITY AND OTHER ARRANGEMENTS
In August 2013, PDI entered into phase one of a collaboration agreement with a privately held molecular diagnostics company, Prolias Technologies, Inc., (the Diagnostics Company) to commercialize its fully-developed, molecular diagnostic tests. Under the terms of phase one of the collaboration agreement, PDI paid an initial fee of $1.5 million and had the ability to enter the second phase of the collaboration agreement in the form of a call option to purchase the outstanding common stock of the Diagnostics Company. The Company also had the option to contribute an additional $0.5 million for mutually agreed upon activities in furtherance of collaboration efforts. If PDI purchased the outstanding common stock of the Diagnostics Company, in addition to the option price based on the achievement of milestones, beginning in 2015, PDI would have paid a royalty of 7.0% on annual net revenue up to $50.0 million with escalating royalty percentages for higher annual net revenue capped at 11.0% for annual net revenue in excess of $100.0 million. In the fourth quarter of 2014, the Company identified events that have had an adverse effect on the fair value of this cost-method investment and impaired the initial investment of $1.5 million.

Through June 30, 2014, the Company loaned the Diagnostics Company approximately $0.7 million bearing a 4.0% interest rate. As of December 31, 2014, the loan balance was $0.6 million. PDI recorded the loan receivable within Other current assets in the Condensed Consolidated Balance Sheets. In the fourth quarter of 2014, the Company fully reserved for the loan, recording a charge of approximately $0.6 million. On March 30, 2015, the Company terminated the collaboration agreement between the parties.

Other Arrangements

In October 2013, the Company entered into phase one of a collaboration agreement to commercialize CardioPredict™, a molecular diagnostic test developed by Transgenomic, in the United States. Under the terms of the collaboration agreement, PDI was responsible for all U.S.-based marketing and promotion of CardioPredict™, while Transgenomic would be responsible for processing CardioPredict™ in its state-of-the-art CLIA lab and all customer support. Both parties were responsible for their respective expenses. Subsequently, the Company determined that it would not enter into the second phase of the collaboration agreement with Transgenomic and notified Transgenomic of its decision to terminate the collaboration agreement effective June 30, 2014.

PDI's costs related to both of these agreements are expensed in the Company's Interpace Diagnostics segment and reflected in Cost of sales or General and administrative expenses in the Consolidated Statement of Comprehensive Loss, depending upon the underlying nature of the expenses incurred.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

14.    LONG-TERM DEBT

On October 31, 2014, the Company and its wholly-owned subsidiary, Interpace, entered into an Agreement to acquire RedPath. In connection with the Transaction, the Company entered into a Note, dated October 31, 2014.

The Note is $11.0 million, interest-free and will be paid in eight equal consecutive quarterly installments beginning October 1, 2016. The interest rate will be 5.0% in the event of a default under the Note. The obligations of the Company under the Note are guaranteed by the Company and its Subsidiaries pursuant to the Subordinated Guarantee in favor of the Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its Subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the Equityholder Representative. Based on the Company's incremental borrowing rate under its Credit Agreement, the fair value of the Note at the date of issuance was $7.4 million. During the quarter ended March 31, 2015 and the year ended December 31, 2014, the Company accreted approximately $0.2 million and $0.1 million into interest expense, respectively, using the effective interest method. As of March 31, 2015, the balance of the Note is approximately $7.7 million and the unamortized discount is $3.3 million.

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

The Company paid approximately $0.1 million of certain out-of-pocket costs and expenses incurred by the Lenders and the Agent and a $0.3 million origination fee, both of which are being accreted as interest expense over the life of the loan using the effective interest method. The Company is also obligated to pay a $0.8 million exit fee which the Company is also accreting to interest expense over the life of the Loan. During the quarter ended March 31, 2015, the Company accreted approximately $0.2 million into interest expense and recorded the liability within Long-term debt, net of debt discount in the condensed consolidated balance sheet. If the Company prepays the Loan, the Company is obligated to pay a prepayment fee equal to: 6.0% of the Loan if the Loan is prepaid on or after October 31, 2015 but prior to October 31, 2016; 5.0% of the Loan if the Loan is prepaid on or after October 31, 2016 but prior to October 31, 2017; and 2.0% if the Loan is prepaid on or after October 31, 2017 but prior to October 31, 2018. In addition the Company will also pay a prepayment premium applicable to the Synthetic Royalty equal to (i)(1) 1.25% multiplied by (2) the lesser of (A) $80.0 million and (B) the aggregate revenue on net sales of molecular diagnostics products for the four most recently-completed fiscal quarters, multiplied by (ii) the number of days remaining until October 31, 2020, divided by (iii) 360. The Company must also make a mandatory prepayment in connection with the disposition of certain of the Company’s assets. As of March 31, 2015 the balance of the Loan, net of unamortized debt discount, was $19.7 million.

The obligations of the Company under the Credit Agreement are guaranteed by the Company and its Subsidiaries in favor of the Agent for the benefit of the Lenders. The Credit Agreement contains customary representations and warranties in favor of the Agent and the Lenders and certain covenants, including among other things, financial covenants relating to liquidity and revenue targets. As of March 31, 2015, the Company is in compliance with these covenants.

Principal payments due related to the long-term debt over next five are as follows:

	2015	2016	2017	2018	2019
Subordinated note	$—	$1,375	$4,125	$4,125	$1,375
Loan	—	—	2,534	5,000	5,000
	$—	$1,375	$6,659	$9,125	$6,375

In addition, the Company recorded approximately $0.3 million of legal costs in connection with the Credit Facility and capitalized them as deferred financing costs within Other long-term assets in the condensed consolidated balance sheet. These deferred financing costs are being amortized to interest expense using the effective interest method over the term of the Credit Facility.

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

PDI, Inc.

•	volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other documents we file with the United States Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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

We are also developing and commercializing molecular diagnostic tests to detect genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers through our Interpace Diagnostics segment. As a result of our 2014 acquisitions of RedPath Integrated Pathology, Inc. (RedPath) and certain assets from Asuragen, Inc. (Asuragen) our Interpace Diagnostics segment offers PancraGen™ (formerly known as PathFinderTG® Pancreas), a diagnostic test designed for determining risk of malignancy in pancreatic cysts, and ThyGenX™, a next-generation sequencing test designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules. We are also excited about the April 2015 launch of ThyraMIR™, our second thyroid nodule cancer test, which is a micro RNA-based highly sensitive “rule out” thyroid cancer complementary test. The combination of ThyGenX™ and ThyraMIR™ should establish us as a strong competitor in the thyroid cancer test space.

In addition, we have three diagnostic tests in late stage development that are designed to detect genetic and other molecular alterations that are associated with gastrointestinal cancers.

DESCRIPTION OF REPORTING SEGMENTS
For the quarter ended March 31, 2015, the operating segments or service offerings included in our reporting segments are as follows:
▪Commercial Services reporting segment, consists of the following service offerings:

PDI, Inc.

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
Commercial Services

Nature of Contracts by Segment
Revenue, net (revenue) under Commercialization Services contracts is generally based on the number of sales representatives utilized or the number of physician details made and, when applicable, the full commercial operations services provided.  If contracts include full commercial operations services, we have determined that there are two units of accounting in these arrangements: the sales team providing product detailing services; and the commercial operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services.  Revenue is generally recognized on a straight-line basis over the contract period or as the physician details are performed. A portion of revenues earned under certain contracts may be risk-based. The risk-based metrics may be based on activity metrics such as call activity, turnover, or other agreed upon measures, or on contractually defined percentages of prescriptions written.  Revenue from risk-based metrics is recognized in the period which the metrics have been attained and when we are reasonably assured that payment will be made. Many of our product detailing contracts also allow for additional periodic incentive fees to be earned if certain activities have occurred or client specific sales performance benchmarks have been attained. Revenue from incentive fees is recognized in the period earned when the performance benchmarks have been attained and when we are reasonably assured that payment will be made.  Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commission based revenue is recognized when performance is completed.

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

PDI, Inc.

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

PDI, Inc.

	Three Months Ended
	March 31,
	2015	2014
Revenue, net
Commercial Services	94.5%	100.0%
Interpace Diagnostics	5.5%	—%
Total revenue, net	100.0%	100.0%
Cost of revenue
Commercial Services	80.4%	83.2%
Interpace Diagnostics	74.4%	—%
Total cost of revenue	80.0%	83.9%
Gross profit	20.0%	16.1%
Sales and marketing expense	5.8%	—%
Research and development expense	0.6%	—%
General and administrative expense	18.8%	17.4%
Acquisition related amortization expense	2.3%	—%
Total operating expenses	27.5%	17.4%
Operating loss	(7.5)%	(1.3)%
Interest expense	(2.2)%	—%
Other expense, net	(0.2)%	(0.1)%
Loss income from continuing operations before income tax	(10.0)%	(1.4)%
(Benefit) provision for income tax	(0.2)%	0.2%
Loss from continuing operations	(9.8)%	(1.6)%
Loss from discontinued operations, net of tax	(0.3)%	(3.5)%
Net loss	(10.1)%	(5.1)%

Results of Continuing Operations for the Quarter Ended March 31, 2015 Compared to the Quarter Ended March 31, 2014
Overview
We currently operate in two reporting segments: Commercial Services and Interpace Diagnostics. In the first quarter of 2015, the revenue, net (revenue) increase in our Commercial Services segment drove an increase in gross profit relative to the first quarter of 2014. As anticipated, we incurred a loss within the quarter around our Interpace Diagnostics segment due to the ramping up of this business.

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

Revenue, net (in thousands)	Three Months Ended
	March 31,
	2015	2014	Change ($)	Change (%)
Commercial Services	$36,202	$31,832	$4,370	13.7%
Interpace Diagnostics	2,117	—	2,117	—%
Total	$38,319	$31,832	$6,487	20.4%

PDI, Inc.

Consolidated revenue for the quarter ended March 31, 2015 increased by $6.5 million, or 20.4%, to $38.3 million, compared to the quarter ended March 31, 2014. The increase was primarily a result of the start of a large Established Relationship Team (ERT) contract in the fourth quarter of 2014 in our Commercial Services segment and sales of PancraGen in our Diagnostic Services segment.
Revenue in our Commercial Services segment for the quarter ended March 31, 2015 increased by $4.4 million, or 13.7%, to $36.2 million, compared to the quarter ended March 31, 2014. This increase was primarily due to the start of the ERT contract mentioned above.
Revenue in our Interpace Diagnostic segment for the quarter ended March 31, 2015 was $2.1 million.  This revenue was attributable to our 2014 acquisitions and sales of PancraGen. There was no revenue for this segment in the first quarter of 2014.

Cost of revenue (in thousands)	Three Months Ended
	March 31,
	2015	2014	Change ($)	Change (%)
Commercial Services	$29,100	$26,493	$2,607	9.8%
Interpace Diagnostics	1,574	219	1,355	618.7%
Total	$30,674	$26,712	$3,962	14.8%

Consolidated cost of revenue for the quarter ended March 31, 2015 increased by $4.0 million, or 14.8%, to $30.7 million, compared to the quarter ended March 31, 2014. The increase in cost of revenue is directly attributable to the increase in revenues in both of our segments.
Cost of revenue in our Commercial Services segment for the quarter ended March 31, 2015 increased by $2.6 million, or 9.8%, to $29.1 million, compared to the quarter ended March 31, 2014. The increase in Commercial Services cost of revenue is due to the additional headcount associated with the increase in revenue discussed above.
Cost of revenue in our Interpace Diagnostic segment for the quarter ended March 31, 2015 was $1.6 million, compared to the quarter ended March 31, 2014 of $0.2 million. The cost of revenue increase was attributable to the acquisitions we made in the third and fourth quarters of 2014.

Gross profit (in thousands)
Three Months Ended	Commercial	% of	Interpace	% of		% of
March 31,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$7,102	19.6%	$543	25.6%	$7,645	20.0%
2014	5,339	16.8%	(219)	—%	5,120	16.1%
Change	$1,763		$762		$2,525

Consolidated gross profit for the quarter ended March 31, 2015 increased by $2.5 million, or 49.3%, to $7.6 million, compared to the quarter ended March 31, 2014. The change in consolidated gross profit was primarily attributable to the increase in revenue in both segments.
The gross profit percentage in our Commercial Services segment for the quarter ended March 31, 2015 increased to 19.6%, from 16.8% in the quarter ended March 31, 2014. This increase was primarily due to slightly higher margins within our Dedicated Sales Teams and an increase in revenue and gross profit from our ERT.
The gross profit percentage in our Interpace Diagnostics segment for the quarter ended March 31, 2015 was 25.6%.

PDI, Inc.

Sales and marketing expense (in thousands)
Three Months Ended	Commercial	% of	Interpace	% of		% of
March 31,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$—	—%	$2,226	105.1%	$2,226	5.8%
2014	—	—%	—	—%	—	—%
Change	$—		$2,226		$2,226

Sales and marketing expense in our Interpace Diagnostic segment for the quarter ended March 31, 2015 was $2.2 million. As a percentage of segment revenue, sales and marketing expense was 105.1% for the quarter ended March 31, 2015, due to the ramping up of the business. We did not have sales and marketing expenses in the first quarter of 2014.

Research and development expenses (in thousands)
Three Months Ended	Commercial	% of	Interpace	% of		% of
March 31,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$—	—%	$232	11.0%	$232	0.6%
2014	—	—%	—	—%	—	—%
Change	$—		$232		$232

Research and development expenses in our Interpace Diagnostics segment for the quarter ended March 31, 2015 was $0.2 million compared. As a percentage of revenue, research and development expenses were 11.0% for the quarter ended March 31, 2015. There were no research and development expenses in the first quarter of 2014.

General and administrative expenses (in thousands)
Three Months Ended	Commercial	% of	Interpace	% of		% of
March 31,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$5,639	15.6%	$1,560	73.7%	$7,199	18.8%
2014	4,873	15.3%	661	—%	5,534	17.4%
Change	$766		$899		$1,665

Consolidated general and administrative expenses for the quarter ended March 31, 2015 increased by $1.7 million compared to the quarter ended March 31, 2014. This is primarily attributable to our third and fourth quarter 2014 acquisitions and an increase in employee compensation costs. General and administrative expenses as a percentage of segment revenue were 18.8% for the quarter ended March 31, 2015 and 17.4% for the quarter ended March 31, 2014.
General and administrative expenses in our Commercial Services segment for the quarter ended March 31, 2015 increased by $0.8 million compared to the quarter ended March 31, 2014. This is primarily attributable to an increase in employee compensation costs of $0.6 million. General and administrative expenses as a percentage of segment revenue were 15.6%. General and administrative expenses for the quarter ended March 31, 2014 were $4.9 million and 15.3% as a percentage of segment revenue.
General and administrative expenses in our Interpace Diagnostics segment for the quarter ended March 31, 2015 increased by $0.9 million compared to the quarter ended March 31, 2014. This is primarily attributable to our acquisitions in the third and fourth quarters of 2014. General and administrative expenses as a percentage of revenue were 73.7% due to the ramping up of the business. General and administrative expenses for the quarter ended March 31, 2014 were $0.7 million.

PDI, Inc.

Acquisition related amortization expense (in thousands)
Three Months Ended	Commercial	% of	Interpace	% of		% of
March 31,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$—	—%	$870	41.1%	$870	2.3%
2014	—	—%	—	—%	—	—%
Change	$—		$870		$870

Acquisition related amortization expense in our Interpace Diagnostics segment for the quarter ended March 31, 2015 was $0.9 million. There was no amortization expense for the quarter ended March 31, 2014.
Operating loss
We had consolidated operating losses of $2.9 million and $0.4 million for the quarters ended March 31, 2015 and 2014, respectively.  The increase in operating loss was primarily due to the start-up costs and investments made in our Interpace Diagnostics segment, partially offset by improved performance in our Commercial Services segment.
(Benefit) provision for income tax
We had an income tax benefit of approximately $0.1 million for the quarter ended March 31, 2015 and income tax expense of approximately $0.1 million for the quarter ended March 31, 2014. Income tax benefit for the quarter ended March 31, 2015 was primarily due to a loss at one of our operating subsidiaries for which we are able to benefit the net operating losses, offset by minimum state and local taxes and gross margin taxes at various subsidiaries. Income tax expense for the quarter ended March 31, 2014 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2015, we had cash and cash equivalents and short-term investments of approximately $17.1 million and working capital of $9.1 million, compared to cash and cash equivalents and short-term investments of approximately $23.2 million and working capital of approximately $11.3 million at December 31, 2014.  As of March 31, 2015 we had outstanding commercial debt of $20.0 million and subordinated notes payable of $11.0 million with a net present value of $7.7 million.
For the three-month period ended March 31, 2015, net cash used in operating activities was $5.6 million, compared to net cash used in operations of $6.5 million for the three-month period ended March 31, 2014.  The primary component of cash used in operating activities during the three-month period ended March 31, 2015 was the net loss of $3.9 million and the increase in accounts receivable. The main component of cash used in operating activities during the three-month period ended March 31, 2014 was an increase in accounts receivable of $6.0 million.
As of March 31, 2015 and December 31, 2014, we had $5.5 million and $5.9 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of March 31, 2015 and December 31, 2014, we had $10.9 million and $6.8 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the three-month period ended March 31, 2015, we had net cash used in investing activities of $0.5 million related to capital expenditures. For the three-month period ended March 31, 2014, there was $1.1 million of cash used in investing activities including $0.5 million of capital expenditures and $0.6 million in a loan made to a diagnostic company. All capital expenditures were funded out of available cash.
For the three-month periods ended March 31, 2015 and March 31, 2014, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock. During the period ended March 31, 2015 we made $0.8 million in interest payments on our financing arrangement.
Going Forward
In 2014 we differentiated ourselves by acting on our strategy of adding more predictable, higher growth, higher margin business that could reduce the natural volatility of our current core business. With our acquisitions of RedPath and certain assets from Asuragen, we executed on our strategic intent of becoming a leading commercialization company for the molecular diagnostics industry. We will expand commercialization of our Interpace Diagnostics as we progress 2015.

PDI, Inc.

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
Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents. These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures of approximately $1.5 million in 2015. We expect our working capital requirements to increase as a result of growing our molecular diagnostics business.
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

PDI, Inc.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc. ("Prolias") filed a complaint (the "Complaint") against the Company with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-899-15).  In the Complaint, Prolias alleges that it and the Company entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto (collectively the "Agreement"), whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as "Thymira."  Thymira is a minimally invasive diagnostic test that is being developed to detect thyroid cancer.

Prolias alleges in the Complaint that the Company wrongfully terminated the Agreement, breached obligations owed to it under the Agreement and committed torts by (i) failing to effectively and timely validate Thymira, (ii) purchasing a competitor of Prolias and working to commercialize the competitive product at the expense of Thymira, and (iii) interfering with a license agreement that Prolias had with Cornell University related to a license for Thymira.   Prolias asserts claims against the Company for breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contract and breach of fiduciary duty and seeks to recover unspecified compensatory damages, punitive damages, interest and costs of suit.

The Company was served with the Complaint on April 15, 2015 and its deadline to respond to the Complaint is May 20, 2015.  The Company denies that it is liable to Prolias for any of the claims asserted in the Complaint and it intends to vigorously defend itself.

Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 (Form 10-K). You should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

PDI, Inc.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Collaboration Agreement, dated August 19, 2013, by and between Prolias Technologies Inc., a Delaware corporation and the Company, filed herewith.

10.2	Severance Agreement and General Release, dated February 27, 2015, by and between the Company and Jeffrey E. Smith, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 12, 2015	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Graham G. Miao
Graham G. Miao
Chief Financial Officer