Form 10-Q
period 2015-06-30
PDI INC
filed 2015-08-14
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 7, 2015
Common stock, $0.01 par value	16,716,426

PDI, Inc.
Form 10-Q for Period Ended June 30, 2015

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,397	$23,111
Short-term investments	108	107
Accounts receivable, net	11,924	8,505
Unbilled costs and accrued profits on contracts in progress	6,228	5,918
Other current assets	6,634	7,225
Total current assets	39,291	44,866
Property and equipment, net	3,083	3,184
Goodwill	15,666	15,545
Other intangible assets, net	45,448	47,304
Other long-term assets	4,085	5,007
Total assets	$107,573	$115,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,350	$4,308
Unearned contract revenue	6,870	6,752
Accrued salary and bonus	11,005	7,696
Other accrued expenses	12,706	14,822
Total current liabilities	34,931	33,578
Contingent consideration	25,909	25,909
Long-term debt, net of debt discount	27,694	27,154
Other long-term liabilities	8,741	9,143
Total liabilities	97,275	95,784

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized
17,434,900 and 16,558,140 shares issued, respectively;
16,715,799 and 15,361,133 shares outstanding, respectively	174	165
Additional paid-in capital	129,106	134,171
Accumulated deficit	(110,742)	(99,896)
Accumulated other comprehensive income	16	16
Treasury stock, at cost (719,101 and 1,197,007 shares, respectively)	(8,256)	(14,334)
Total stockholders' equity	10,298	20,122
Total liabilities and stockholders' equity	$107,573	$115,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue, net
Commercial Services	$34,087	$31,008	$70,289	$62,840
Interpace Diagnostics	2,253	—	4,370	—
Total revenue, net	36,340	31,008	74,659	62,840
Cost of revenue
Commercial Services	28,393	25,659	57,493	52,153
Interpace Diagnostics	1,851	156	3,425	375
Total cost of revenue	30,244	25,815	60,918	52,528

Gross profit	6,096	5,193	13,741	10,312

Sales and marketing	3,285	—	5,511	—
Research and development	414	—	646	—
General and administrative	7,349	6,255	14,565	11,789
Acquisition related amortization expense	986	—	1,839	—
Total operating expenses	12,034	6,255	22,561	11,789

Operating loss	(5,938)	(1,062)	(8,820)	(1,477)
Interest expense	(884)	—	(1,732)	—
Other expense, net	(69)	(13)	(155)	(30)
Loss from continuing operations before income tax	(6,891)	(1,075)	(10,707)	(1,507)
(Benefit) provision for income tax	(177)	65	(250)	131
Loss from continuing operations	(6,714)	(1,140)	(10,457)	(1,638)
Loss from discontinued operations, net of tax	(264)	(1,518)	(389)	(2,632)
Net loss	$(6,978)	$(2,658)	$(10,846)	$(4,270)

Comprehensive loss	$(6,978)	$(2,658)	$(10,846)	$(4,270)

Basic and diluted loss per share of common stock from:
Continuing operations	$(0.44)	$(0.08)	$(0.69)	$(0.11)
Discontinued operations	(0.02)	(0.10)	(0.03)	(0.18)
Net loss per basic and diluted share of common stock	$(0.46)	$(0.18)	$(0.72)	$(0.29)

Weighted average number of common shares and common share equivalents outstanding:
Basic	15,204	14,910	15,121	14,860
Diluted	15,204	14,910	15,121	14,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(10,846)	$(4,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,499	837
Realignment accrual accretion	70	71
Interest accretion	546	—
Bad debt expense	172	—
Gain on sale of discontinued operations	(217)	—
Stock-based compensation	1,054	1,358
Other changes in assets and liabilities:
Increase in accounts receivable	(3,843)	(1,424)
(Increase) decrease in unbilled costs	(310)	1,046
(Increase) decrease in other current assets	(205)	505
Decrease in other long-term assets	2,482	138
Increase (decrease) in accounts payable	42	(295)
Increase (decrease) in unearned contract revenue	2,154	(1,528)
Increase (decrease) in accrued salaries and bonus	3,309	(3,386)
Decrease in other accrued expenses	(5,984)	(570)
Increase (decrease) in long-term liabilities	937	(770)
Net cash used in operating activities	(8,140)	(8,288)

Cash Flows From Investing Activities
Purchase of property and equipment	(542)	(860)
Loan to privately held non-controlled entity	—	(655)
Net cash used in investing activities	(542)	(1,515)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(32)	(215)
Net cash used in financing activities	(32)	(215)

Net decrease in cash and cash equivalents	(8,714)	(10,018)
Cash and cash equivalents – beginning	23,111	45,639
Cash and cash equivalents – ending	$14,397	$35,621
Cash paid for interest	$1,470	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2015.  The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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
Reclassifications
Certain operating expenses within compensation expense and other sales, general and administrative expense in the period ended June 30, 2014 have been reclassified to conform to the current period presentation.
Sales and marketing expenses primarily include personnel and related costs for the promotion of the Company's Diagnostic tests.   Research and development expenses primarily include personnel and related costs for research and development related to new and existing tests.   The Company did not incur these costs in the period ended June 30, 2014.

Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and six-month periods ended June 30, 2015 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic weighted average number of common shares	15,204	14,910	15,121	14,860
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted average number of common shares	15,204	14,910	15,121	14,860

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Options	10	35	10	35
Stock-settled stock appreciation rights (SARs)	1,041	1,276	1,041	1,276
Restricted stock/units	1,747	613	1,747	613
Market contingent SARs	188	188	188	188
	2,986	2,112	2,986	2,112
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results. At June 30, 2015, no indicators of impairment were identified.
Receivables and Allowance for Doubtful Accounts
Commercial Services segment: Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company records a provision for estimated losses based upon the inability of its customers to make required payments using historical experience and periodically adjusts these provisions to reflect actual experience.  Additionally, the Company will establish a specific allowance for doubtful accounts when it becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing).  There was no allowance for doubtful accounts as of June 30, 2015.
Interpace Diagnostics segment: The Company’s accounts receivable are generated using its proprietary tests. The Company’s services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payor or hospital. The Company records accounts receivable related to billings for Medicare, Medicare Advantage, insurance companies and hospitals on an accrual basis, net of contractual adjustment, when a contract is in place, a reliable pattern of collectability exists and collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, insurance companies, or the amounts billed to hospitals.
Proprietary tests billed to commercial insurance carriers or governmental programs that do not have a contract in place for its proprietary tests may or may not be covered by these entities' existing reimbursement policies. In addition, the Company does not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

in the event that their commercial insurance carrier or governmental program does not pay the Company for its services. In the absence of an agreement with the patient, or other clearly enforceable legal right to demand payment from commercial insurance carriers, governmental agencies, or hospitals no accounts receivable is recognized. The Company records a provision for estimated losses based upon estimates and historical experience and periodically adjusts these provisions to reflect actual experience. There was approximately a $0.2 million allowance for doubtful accounts as of June 30, 2015.

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
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of June 30, 2015 and December 31, 2014, the carrying value of available-for-sale securities was approximately $108,000 and $107,000, respectively, and is included in short-term investments.  Available-for-sale securities as of June 30, 2015 and December 31, 2014 consisted of approximately $60,000 and $59,000, respectively, in mutual funds and approximately $48,000 in money market accounts for both periods.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $1.4 million as of both June 30, 2015 and December 31, 2014, as collateral for its existing insurance policies and facility leases.
At June 30, 2015 and December 31, 2014, held-to-maturity investments included the following:

		Maturing			Maturing
	June 30, 2015	within 1 year	after 1 year through 3 years	December 31, 2014	within 1 year	after 1 year through 3 years
Cash/money accounts	$98	$98	$—	$204	$204	$—
US Treasury securities	1,235	295	940	1,070	105	965
Government agency securities	259	129	130	317	225	92
Total	$1,592	$522	$1,070	$1,591	$534	$1,057
At June 30, 2015 and December 31, 2014, held-to-maturity investments were recorded in the following accounts:

	June 30, 2015	December 31, 2014
Other current assets	$522	$534
Other long-term assets	1,070	1,057
Total	$1,592	$1,591

4.	GOODWILL

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Goodwill recorded as of June 30, 2015 was $15.7 million, and at December 31, 2014, it was $15.5 million, all of which is attributable to the 2014 acquisition of RedPath Integrated Pathology, Inc. (RedPath). The increase in goodwill for the six months ended June 30, 2015 reflects the final working capital adjustment related to the RedPath acquisition. A rollforward of the carrying value of goodwill from January 1, 2015 to June 30, 2015 is as follows:

	2015
	January 1,	Additions	Adjustments	Impairments	June 30,
RedPath	$15,545	—	121	—	$15,666
Other Intangible Assets
The net carrying value of the identifiable intangible assets as of June 30, 2015 is as follows:

		As of June 30, 2015
	Life	Carrying
	(Years)	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519
Pancreas	7	2,882
Biobank	4	1,575
RedPath acquisition:
Pancreas test	7	16,141
Barrett's test	9	18,351
Total		$47,468
Diagnostic lab:
CLIA Lab	2.3	$609

Accumulated Amortization		$(2,629)

Net Carrying Value		$45,448

Amortization expense was $1.0 million and $1.8 million for the three- and six-month periods ended June 30, 2015, respectively. There was no amortization expense for the three- and six-month periods ended June 30, 2014. Amortization of our diagnostic assets begin upon launch of the product. Estimated amortization expense for the next five years is as follows:

2015	2016	2017	2018	2019
$3,803	$6,328	$6,097	$5,949	$5,703

5.	FACILITIES REALIGNMENT
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2014 to June 30, 2015, of which approximately $0.4 million is included in other accrued expenses and approximately $40,000 is included in long-term liabilities as of June 30, 2015. The Company recognizes accretion expense in Other expense, net in the Condensed Consolidated Statements of Comprehensive Loss.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Commercial Services	Discontinued Operations	Total
Balance as of December 31, 2014	$560	$207	$767
Accretion	56	14	70
Adjustments	—	—	—
Payments	(314)	(79)	(393)
Balance as of June 30, 2015	$302	$142	$444

6.	FAIR VALUE MEASUREMENTS
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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	As of June 30, 2015		Fair Value Measurements
	Carrying	Fair	As of June 30, 2015
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$10,621	$10,621	$10,621	$—	$—
Money Market Funds	3,776	3,776	3,776	—	—
Total	$14,397	$14,397	$14,397	$—	$—

Marketable securities:
Money Market Funds	$48	$48	$48	$—	$—
Mutual Funds	60	60	60	—	—
U.S. Treasury securities	1,235	1,235	1,235	—	—
Government agency securities	259	259	259	—	—
Total	$1,602	$1,602	$1,602	$—	$—
Liabilities:
Contingent consideration:
Asuragen	$4,476	$4,476	$—	$—	$4,476
RedPath	22,066	22,066	—	—	22,066
	$26,542	$26,542	$—	$—	$26,542

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of June 30, 2015, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

In connection with the acquisition of assets from Asuragen and the acquisition of RedPath, the Company recorded $4.5 million and $22.1 million of contingent cash consideration related to deferred payments and revenue based payments, respectively. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  There was no change in the fair value of the contingent consideration during the period ended June 30, 2015.

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
Letters of Credit
As of June 30, 2015, the Company had outstanding letters of credit of $1.4 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 3, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
Contingency

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

In connection with the acquisition of RedPath on October 31, 2014, the Company and its wholly-owned subsidiary, Interpace Diagnostics, LLC (Interpace) entered into a Contingent Consideration Agreement with RedPath Equityholder Representative, LLC (the Equityholder Representative). Pursuant to the Contingent Consideration Agreement, the Company agreed to issue to the equityholders of RedPath 500,000 shares (the Shares) of the Company’s common stock, par value $0.01 (Common Stock), upon acceptance for publication of a specified article related to PathFinderTG® for the management of Barrett’s esophagus. The pending issuance of Common Stock was recorded as Additional paid-in capital in the Company's consolidated balance sheet as of December 31, 2014. On April 13, 2015, this milestone was reached upon acceptance for publication of new data supporting the use of BarreGen™ for predicting risk of progression from Barrett’s esophagus to esophageal cancer. On June 16, 2015 the 500,000 shares were issued from Treasury stock decreasing the balance in treasury stock by approximately $6.1 million with a corresponding decrease in Additional paid-in capital of $6.1 million.
Litigation
Due to the nature of the businesses in which the Company is engaged, such as product detailing and in commercialization of diagnostic tests, it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or commercializes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products. The Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with customers (the scope of which may vary from customer to customer, and the performance of which is not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of June 30, 2015 the Company's accrual for litigation and threatened litigation was not material to the consolidated financial statements.

In connection with the October 31, 2014 acquisition of RedPath the Company assumed a liability for a January 2013 settlement agreement (the Settlement Agreement) entered into by the former owners of RedPath with the U.S. Department of Justice (the DOJ). Under the terms of the Settlement Agreement, the Company is obligated to make payments to the DOJ for the calendar years ended December 31, 2014 through 2017 up to a maximum of $3.0 million.

Payments are due March 31st following the calendar year that the revenue milestones are achieved under the Settlement Agreement. The Company has been indemnified by the former owners of RedPath for $2.5 million of the obligation and has recorded an indemnification asset of that amount within other non-current assets. During the six-month period ended June 30, 2015, the Company paid $0.3 million and has $2.8 million recorded as its best estimate of the amount that remains to be paid under the settlement agreement based on its estimate of future revenues, of which $0.5 million is included in other accrued expenses and $2.3 million is included in other long-term liabilities.

Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc. ("Prolias") filed a complaint (the "Complaint") against the Company with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

No. MRS-L-899-15) (the "Prolias Litigation").  In the Complaint, Prolias alleges that it and the Company entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto (collectively the "Agreement"), whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as "Thymira."  Thymira is a minimally invasive diagnostic test that is being developed to detect thyroid cancer.

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

On June 3, 2015, the Company filed an Answer and Counterclaim in response to the Complaint. In the Answer, the Company denied liability for the claims being asserted in the Complaint. In the Counterclaim, the Company asserted claims against Prolias for breaches of the Agreement and for a declaratory judgment. The Company seeks damages from Prolias in excess of $500,000 plus interest and attorney’s fees and costs, together with a declaration compelling Prolias to execute and deliver to the Company a promissory note in the amount of One Million Five Hundred Thousand Dollars ($1,500,000.00) to evidence Prolias’ obligation to repay the Company for amounts that were advanced.

Prolias’ Reply to the Counterclaim is due on August 20, 2015. The parties have served discovery requests related to the claims and defenses asserted in the Prolias Litigation, but responses to discovery will not be provided until September 2015.

The Company denies that it is liable to Prolias for any of the claims asserted in the Complaint and it intends to vigorously defend itself against those claims and pursue all claims asserted in the Counterclaim.

8.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES
Other accrued expenses consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Accrued pass-through costs	$2,198	$1,043
Facilities realignment accrual	404	517
Self-insurance accruals	542	463
Indemnification liability	875	875
Contingent consideration	633	633
Acquisition related costs	—	1,225
Liabilities held-for-sale	—	2,820
Rent payable	479	348
DOJ settlement	500	500
Accrued interest	353	465
All others	6,722	5,933
	$12,706	$14,822

Long-term liabilities consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Rent payable	$235	$209
Uncertain tax positions	3,349	3,267
Deferred tax liability	2,525	2,525
DOJ settlement (indemnified by RedPath)	2,250	2,500
Liabilities held-for-sale	—	329
Other	382	313
	$8,741	$9,143

9.	STOCK-BASED COMPENSATION
In February 2015, under the terms of the stockholder-approved PDI, Inc. 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee of the Board of Directors of the Company (the Compensation Committee) approved grants of restricted stock to certain executive officers and members of senior management of the Company. The full Board of Directors approved the portion of these grants made to the Company’s Chief Executive Officer.  As part of the Company's 2014 long-term incentive plan, these grants aggregated 444,364 shares of restricted stock issued with a weighted average grant date fair value of $1.73 per share.
The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-market based SARs awards granted during the six-month periods ended June 30, 2015 and June 30, 2014:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2015	2014
Risk-free interest rate	1.02%	0.71%
Expected life	3.5 years	3.5 years
Expected volatility	54.47%	47.94%
Dividend yield	—%	—%
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
The Company recognized $0.7 million and $0.7 million of stock-based compensation expense during each of the three-month periods ended June 30, 2015 and 2014, and $1.1 million and $1.4 million for the six-month periods ended June 30, 2015 and 2014, respectively.

10.	INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax (benefit) expense on loss from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(Benefit) provision for income tax	$(177)	$65	$(250)	$131
Effective income tax rate	2.6%	(6.0)%	2.3%	(8.7)%
Income tax benefit for the quarter ended June 30, 2015 was primarily due to net operating losses at one of the Company's operating subsidiaries, offset by minimum state and local taxes and gross margin taxes at various subsidiaries. Income tax expense for the quarter ended June 30, 2014 was primarily due to state and local taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

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

	Commercial Services	Interpace Diagnostics	Consolidated
Three months ended June 30, 2015:
Revenue, net	$34,087	$2,253	$36,340
Operating income (loss)	$—	$(5,938)	$(5,938)
Capital expenditures	$—	$78	$78
Depreciation and amortization expense	$243	$1,098	$1,341

Three months ended June 30, 2014:
Revenue, net	$31,008	$—	$31,008
Operating income (loss)	$(148)	$(914)	$(1,062)
Capital expenditures	$339	$—	$339
Depreciation and amortization expense	$267	$2	$269

Six months ended June 30, 2015:
Revenue, net	$70,289	$4,370	$74,659
Operating income (loss)	$1,463	$(10,283)	$(8,820)
Capital expenditures	$6	$536	$542
Depreciation and amortization expense	$494	$2,005	$2,499

Six months ended June 30, 2014:
Revenue, net	$62,840	$—	$62,840
Operating income (loss)	$317	$(1,794)	$(1,477)
Capital expenditures	$853	$—	$853
Depreciation and amortization expense	$502	$3	$505

12.	DISCONTINUED OPERATIONS
On December 31, 2014, the Company classified Group DCA as held-for-sale and wrote the assets of the business down to their fair values as the assets have become impaired. On February 27, 2015, the Company entered into an agreement (the Haymarket Agreement) to sell certain assets and liabilities of Group DCA to Haymarket Media, Inc. (Haymarket) in exchange for future services and potential future royalty payments.

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

As of December 31, 2014, the Company incurred a non-cash charge of approximately $1.9 million. This non-cash charge included the write-down of goodwill and the accounts receivable of Group DCA, which is partially offset by the value of services performed by Haymarket and the fair value of future royalties, and the write-off of assets of $0.7 million.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

During the quarter ended March 31, 2015, the Company closed the transaction with Haymarket, reviewed its previous assumptions and recorded a non-cash adjustment of $0.2 million. The operations and related exit costs of Group DCA are shown as discontinued operations in all periods presented.

The Consolidated Statements of Comprehensive Loss reflect the presentation of Group DCA, Pharmakon, and TVG as discontinued operations in all periods presented.

The table below presents the significant components of Group DCA's, Pharmakon's and TVG’s results included in Loss from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive loss for the quarters ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue, net	$—	$612	$260	$1,600
Loss from discontinued operations, before income tax	(263)	(1,517)	(386)	(2,630)
Provision for income tax	1	1	3	2
Loss from discontinued operations, net of tax	$(264)	$(1,518)	$(389)	$(2,632)
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for Group DCA, TVG, and Pharmakon as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Current assets	$1,062	$613
Non-current assets	455	1,445
Total assets	$1,517	$2,058
Current liabilities	$1,697	$2,820
Non-current liabilities	171	329
Total liabilities	$1,868	$3,149

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

13.	INVESTMENT IN PRIVATELY HELD NON-CONTROLLED ENTITY AND OTHER ARRANGEMENTS
In August 2013, PDI entered into phase one of a collaboration agreement with Prolias to commercialize its fully-developed, molecular diagnostic tests. Under the terms of phase one of the collaboration agreement, PDI paid an initial fee of $1.5 million and had the ability to enter the second phase of the collaboration agreement in the form of a call option to purchase the outstanding common stock of Prolias. The Company also had the option to contribute an additional $0.5 million for mutually agreed upon activities in furtherance of collaboration efforts. If PDI purchased the outstanding common stock of Prolias, in addition to the option price based on the achievement of milestones, beginning in 2015, PDI would have paid a royalty of 7.0% on annual net revenue up to $50.0 million with escalating royalty percentages for higher annual net revenue capped at 11.0% for annual net revenue in excess of $100.0 million. In the fourth quarter of 2014, the Company identified events that have had an adverse effect on the fair value of this cost-method investment and impaired the initial investment of $1.5 million.

Through June 30, 2014, the Company loaned Prolias approximately $0.7 million bearing a 4.0% interest rate. As of December 31, 2014, the loan balance was $0.6 million. PDI recorded the loan receivable within Other current assets in the Condensed Consolidated Balance Sheets. In the fourth quarter of 2014, the Company fully reserved for the loan, recording a charge of approximately $0.6 million. On March 30, 2015, the Company terminated the collaboration agreement between the parties.

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

14.    LONG-TERM DEBT

On October 31, 2014, the Company and Interpace, entered into an agreement to acquire RedPath (the Transaction). In connection with the Transaction, the Company entered into a subordinated note with former RedPath Equityholders, dated October 31, 2014 (the Note).

The Note is $11.0 million, interest-free and will be paid in eight equal consecutive quarterly installments beginning October 1, 2016. In the second quarter of 2015, the final working capital adjustment was made, reducing the balance of the note to approximately $10.7 million. The interest rate will be 5.0% in the event of a default under the Note. The obligations of the Company under the Note are guaranteed by the Company and its subsidiaries pursuant to the Subordinated Guarantee in favor of the Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the Equityholder Representative. Based on the Company's incremental borrowing rate under its Credit Agreement, the fair value of the Note at the date of issuance was $7.4 million. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company accreted approximately $0.4 million and $0.1 million into interest expense, respectively, using the effective interest method. As of June 30, 2015, the balance of the Note is approximately $8.0 million and the unamortized discount is $2.7 million.

In addition, the Company entered into the Credit Agreement with SWK Funding LLC (the Agent) and the lenders in connection with the Transaction in the aggregate principal amount of $20.0 million (the Loan). The maturity date of the Loan is October 31, 2020. The Loan bears interest at the greater of (a) three month LIBOR and (b) 1.0%, plus a margin of 12.5%, payable in cash quarterly in arrears, beginning on February 17, 2015. The interest rate will be increased by 3.0% in the event of a default under the Credit Agreement. Beginning in January 2017, the Company will be required to make principal payments on the Loan. Beginning in January 2017 and ending on October 31, 2020, subject to a $250,000 per quarter cap, the Lenders will be entitled to receive quarterly revenue based payments from the Company equal to 1.25% of revenue derived from net sales of molecular diagnostics products (the Synthetic Royalty). The Company received net proceeds of approximately $19.6 million following payment of certain fees and expenses in connection with the Credit Agreement.

The Company paid approximately $0.1 million of certain out-of-pocket costs and expenses incurred by the lenders and the Agent and a $0.3 million origination fee, both of which are being accreted as interest expense over the life of the loan using the effective interest method. The Company is also obligated to pay a $0.8 million exit fee which the Company is also accreting to interest expense over the life of the Loan. During the quarter ended June 30, 2015, the Company accreted approximately $0.4 million into interest expense and recorded the liability within Long-term debt, net of debt discount in the condensed consolidated balance sheet. If the Company prepays the Loan, other than under mandatory conditions, the Company is obligated to pay a prepayment fee equal to: 6.0% of the Loan if the Loan is prepaid on or after October 31, 2015 but prior to October 31, 2016; 5.0% of the Loan if the Loan is prepaid on or after October 31, 2016 but prior to October 31, 2017; and 2.0% if the Loan is prepaid on or after October 31, 2017 but prior to October 31, 2018. In addition, if the Company voluntarily prepays the loan the Company is obligated to pay a prepayment premium applicable to the Synthetic Royalty equal to (i)(1) 1.25% multiplied by (2) the lesser of (A) $80.0 million and (B) the aggregate revenue on net sales of molecular diagnostics products for the four most recently-completed fiscal quarters, multiplied by (ii) the number of days remaining until October 31, 2020, divided by (iii) 360. The Company must also make a mandatory prepayment in connection with the disposition of certain of the Company’s assets with sales proceeds exceeding $1.0 million. As of June 30, 2015 the balance of the Loan, net of unamortized debt discount, was $19.7 million.

The obligations of the Company under the Credit Agreement are guaranteed by the Company and its subsidiaries in favor of the Agent for the benefit of the lenders. The Credit Agreement contains customary representations and warranties in favor of the Agent and the lenders and certain covenants, including among other things, financial covenants relating to liquidity and revenue targets. As of June 30, 2015, the Company is in compliance with these covenants.

Pursuant to a Guarantee and Collateral Agreement, dated October 31, 2014, by the Company and certain of its subsidiaries, Group DCA, LLC, Interpace Biopharma, LLC, Interpace, JS Genetics, Inc. and Interpace Diagnostics Corporation (f.k.a., RedPath Acquisition Sub, Inc.) (Subsidiaries), in favor of lenders, the obligations of the Company under the Credit Agreement are guaranteed by the Company and its Subsidiaries in favor of the Agent for the benefit of the lenders and the Company and its Subsidiaries granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the Agent for the benefit of the lenders.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

Principal payments due related to the long-term debt over next five are as follows:

	2015	2016	2017	2018	2019
Subordinated note	$—	$1,334	$5,335	$4,001	$—
Loan	—	—	2,534	5,000	5,000
	$—	$1,334	$7,869	$9,001	$5,000

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
 This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934. as amended (the Exchange Act).  Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” "could," “may,” “will” or similar words and expressions.  These forward-looking statements are contained throughout this Form 10-Q.
Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	our ability to profitably grow our Interpace Diagnostics segment, including our ability to successfully compete in the market;

•	our ability to successfully negotiate contracts in our Commercial Services segment with reasonable margins and favorable payment terms;

•	our ability to obtain broad adoption of and reimbursement for our molecular diagnostic tests in a changing reimbursement environment;

•	the demand for our molecular diagnostic tests from physicians and patients;

•	whether we are able to successfully utilize our operating experience from our Commercial Services segment to sell our molecular diagnostic tests;

•	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;

•	our plans to develop, acquire and commercialize our existing and planned molecular diagnostic tests, as applicable;

•	the effect current and future laws, licensing requirements and regulations have on our Commercial Services and Interpace Diagnostics segments;

•	our exposure to environmental liability as a result of our Interpace Diagnostics segment;

•	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

•	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

•	product liability claims against us;

•	our involvement in current and future litigation against us;

•	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests and Interpace Diagnostics;

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

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as other documents we file with the U.S. Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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

We are also developing and commercializing molecular diagnostic tests to detect genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers through our Interpace Diagnostics segment. As a result of our 2014 acquisitions of RedPath Integrated Pathology, Inc. (RedPath) and certain assets from Asuragen, Inc. (Asuragen) our Interpace Diagnostics segment offers PancraGen™ (formerly known as PathFinderTG® Pancreas), a diagnostic test designed for determining risk of malignancy in pancreatic cysts, and ThyGenX™, a next-generation sequencing test designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules. We also launched in April 2015 ThyraMIR™, our second thyroid nodule cancer test, which is a micro RNA-based highly sensitive “rule out” thyroid cancer complementary test. We believe the combination of ThyGenX™ and ThyraMIR™ should establish us as a strong competitor in the thyroid cancer diagnostic test space.

In addition, we have diagnostic tests in late stage development that are designed to detect genetic and other molecular alterations that are associated with gastrointestinal cancers.

DESCRIPTION OF REPORTING SEGMENTS
For the quarter ended June 30, 2015, the operating segments or service offerings included in our reporting segments are as follows:
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

Our Commercial Services contracts are generally for terms of one to three years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer without cause upon 30 days' - to 180 days’ prior written notice.  Certain contracts include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause.  Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination.

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

Interpace Diagnostics

Interpace Diagnostics revenue is generated using our proprietary tests. Our performance obligation is fulfilled upon the completion, review and release of test results. In conjunction with fulfilling these services, we bill the third-party payor or hospital. We recognize Interpace Diagnostics revenue related to billings for Medicare, Medicare Advantage, hospitals, and other third party payers on an accrual basis, net of contractual adjustment, when a contract is in place, a reliable pattern of collectability exists and collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, insurance companies, and the contractual rate or the amounts agreed to with hospitals.

Until a contract has been negotiated with a commercial insurance carrier or governmental program, the services may or may not be covered by these entities' existing reimbursement policies. In addition, we do not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests in the event that insurance declines to reimburse us. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment, the related revenue is only recognized upon the earlier of payment notification or cash receipt. Accordingly, we recognize revenue from commercial insurance carriers and governmental programs without contracts, when payment is received.

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

PDI, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue, net
Commercial Services	93.8%	100.0%	94.1%	100.0%
Interpace Diagnostics	6.2%	—%	5.9%	—%
Total revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of revenue
Commercial Services	83.3%	82.7%	81.8%	83.0%
Interpace Diagnostics	82.2%	—%	78.4%	—%
Total cost of revenue	83.2%	83.3%	81.6%	83.6%
Gross profit	16.8%	16.7%	18.4%	16.4%
Sales and marketing expense	9.0%	—%	7.4%	—%
Research and development expense	1.1%	—%	0.9%	—%
General and administrative expense	20.2%	20.2%	19.5%	18.8%
Acquisition related amortization expense	2.7%	—%	2.5%	—%
Total operating expenses	33.1%	20.2%	30.2%	18.8%
Operating loss	(16.3)%	(3.4)%	(11.8)%	(2.4)%
Interest expense	(2.4)%	—%	(2.3)%	—%
Other expense, net	(0.2)%	—%	(0.2)%	—%
Loss income from continuing operations before income tax	(19.0)%	(3.5)%	(14.3)%	(2.4)%
(Benefit) provision for income tax	(0.5)%	0.2%	(0.3)%	0.2%
Loss from continuing operations	(18.5)%	(3.7)%	(14.0)%	(2.6)%
Loss from discontinued operations, net of tax	(0.7)%	(4.9)%	(0.5)%	(4.2)%
Net loss	(19.2)%	(8.6)%	(14.5)%	(6.8)%

Results of Continuing Operations for the Quarter Ended June 30, 2015 Compared to the Quarter Ended June 30, 2014
Overview
We currently operate in two reporting segments: Commercial Services and Interpace Diagnostics. In the second quarter of 2015, the revenue, net (revenue) increase in our Commercial Services segment drove an increase in gross profit relative to the second quarter of 2014. Separately, as anticipated, we incurred a loss within the quarter for our Interpace Diagnostics segment due to the ramping up of this business.

Our Commercial Services revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  Our two largest customers in 2015 accounted for approximately 36.3% (Pfizer Inc.) and 17.1% (Boehringer Ingelheim), respectively, of our revenue. Our two largest customers for the six months ended June 30, 2014 accounted for approximately 46.6% (Pfizer Inc.) and 22.3% (Vivus, Inc.), respectively, of our revenue.  We believe that we will continue to experience a high degree of customer concentration and that the loss or a significant reduction of business from any of our major customers, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.

PDI, Inc.

Revenue, net (in thousands)	Three Months Ended
	June 30,
	2015	2014	Change ($)	Change (%)
Commercial Services	$34,087	$31,008	$3,079	9.9%
Interpace Diagnostics	2,253	—	2,253	—%
Total	$36,340	$31,008	$5,332	17.2%
Consolidated revenue for the quarter ended June 30, 2015 increased by $5.3 million, or 17.2%, to $36.3 million, compared to the quarter ended June 30, 2014. The increase was primarily a result of the start of a large Established Relationship Team (ERT) contract in the fourth quarter of 2014 in our Commercial Services segment of $7.3 million and sales of PancraGen in our Diagnostic Services segment of $2.0 million.
Revenue in our Commercial Services segment for the quarter ended June 30, 2015 increased by $3.1 million, or 9.9%, to $34.1 million, compared to the quarter ended June 30, 2014. This increase was primarily due to the start of the ERT contract mentioned above.
Revenue in our Interpace Diagnostic segment for the quarter ended June 30, 2015 was $2.3 million.  This revenue was attributable to our 2014 acquisitions and sales of PancraGen. There was no revenue for this segment in the second quarter of 2014.

Cost of revenue (in thousands)	Three Months Ended
	June 30,
	2015	2014	Change ($)	Change (%)
Commercial Services	$28,393	$25,659	$2,734	10.7%
Interpace Diagnostics	1,851	156	1,695	1,086.5%
Total	$30,244	$25,815	$4,429	17.2%

Consolidated cost of revenue for the quarter ended June 30, 2015 increased by $4.4 million, or 17.2%, to $30.2 million, compared to the quarter ended June 30, 2014. The increase in cost of revenue is directly attributable to the increase in revenues in both of our segments.
Cost of revenue in our Commercial Services segment for the quarter ended June 30, 2015 increased by $2.7 million, or 10.7%, to $28.4 million, compared to the quarter ended June 30, 2014. The increase in Commercial Services cost of revenue is due to the additional headcount associated with the increase in revenue discussed above.
Cost of revenue in our Interpace Diagnostic segment for the quarter ended June 30, 2015 was $1.9 million, compared to the quarter ended June 30, 2014 of $0.2 million. The cost of revenue increase was attributable to the acquisitions we made in the third and fourth quarters of 2014.

Gross profit (in thousands)
Three Months Ended	Commercial	% of	Interpace	% of		% of
June 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$5,694	16.7%	$402	17.8%	$6,096	16.8%
2014	5,349	17.3%	(156)	—%	5,193	16.7%
Change	$345		$558		$903

Consolidated gross profit for the quarter ended June 30, 2015 increased by $0.9 million, or 17.4%, to $6.1 million, compared to the quarter ended June 30, 2014. The change in consolidated gross profit was primarily attributable to the increase in revenue in both segments.
The gross profit percentage in our Commercial Services segment for the quarter ended June 30, 2015 decreased to 16.7%, from 17.3% in the quarter ended June 30, 2014. This decrease was primarily due to lower margins within our Dedicated Sales Teams.

PDI, Inc.

The gross profit percentage in our Interpace Diagnostics segment for the quarter ended June 30, 2015 was 17.8%, reflecting the early commercial stage of the business, we anticipate the gross margins of Interpace Diagnostics to improve over time.

Sales and marketing expense (in thousands)
Three Months Ended	Commercial	% of	Interpace	% of		% of
June 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$—	—%	$3,285	145.8%	$3,285	9.0%
2014	—	—%	—	—%	—	—%
Change	$—		$3,285		$3,285

Sales and marketing expense in our Interpace Diagnostic segment for the quarter ended June 30, 2015 was $3.3 million. As a percentage of segment revenue, sales and marketing expense was 145.8% for the quarter ended June 30, 2015, due to the ramping up of the business. We did not have sales and marketing expenses in the second quarter of 2014.

Research and development expenses (in thousands)
Three Months Ended	Commercial	% of	Interpace	% of		% of
June 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$—	—%	$414	18.4%	$414	1.1%
2014	—	—%	—	—%	—	—%
Change	$—		$414		$414

Research and development expenses in our Interpace Diagnostics segment for the quarter ended June 30, 2015 was $0.4 million. As a percentage of revenue, research and development expenses were 18.4% for the quarter ended June 30, 2015. There were no research and development expenses in the second quarter of 2014.

General and administrative expenses (in thousands)
Three Months Ended	Commercial	% of	Interpace	% of		% of
June 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$5,694	16.7%	$1,655	73.5%	$7,349	20.2%
2014	5,497	17.7%	758	—%	6,255	20.2%
Change	$197		$897		$1,094

Consolidated general and administrative expenses for the quarter ended June 30, 2015 increased by $1.1 million compared to the quarter ended June 30, 2014. This is primarily attributable to our third and fourth quarter 2014 acquisitions and an increase in employee compensation costs. General and administrative expenses as a percentage of segment revenue were 20.2% for the quarter ended June 30, 2015 and 20.2% for the quarter ended June 30, 2014.
General and administrative expenses in our Commercial Services segment for the quarter ended June 30, 2015 increased by $0.2 million compared to the quarter ended June 30, 2014. General and administrative expenses as a percentage of segment revenue were 16.7%. General and administrative expenses for the quarter ended June 30, 2014 were $5.5 million and 17.7% as a percentage of segment revenue.
General and administrative expenses in our Interpace Diagnostics segment for the quarter ended June 30, 2015 increased by $0.9 million compared to the quarter ended June 30, 2014. This is primarily attributable to our acquisitions in the third and fourth quarters of 2014. General and administrative expenses as a percentage of revenue were 73.5% due to the ramping up of the business. General and administrative expenses for the quarter ended June 30, 2014 were $0.8 million.

PDI, Inc.

Acquisition related amortization expense (in thousands)
Three Months Ended	Commercial	% of	Interpace	% of		% of
June 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$—	—%	$986	43.8%	$986	2.7%
2014	—	—%	—	—%	—	—%
Change	$—		$986		$986

Acquisition related amortization expense in our Interpace Diagnostics segment for the quarter ended June 30, 2015 was $1.0 million. There was no amortization expense for the quarter ended June 30, 2014.
Operating loss
We had consolidated operating losses of $5.9 million and $1.1 million for the quarters ended June 30, 2015 and 2014, respectively.  The increase in operating loss was primarily due to the start-up costs and investments made in our Interpace Diagnostics segment.
(Benefit) provision for income tax
We had an income tax benefit of approximately $0.2 million for the quarter ended June 30, 2015 and income tax expense of approximately $0.1 million for the quarter ended June 30, 2014. Income tax benefit for the quarter ended June 30, 2015 was primarily due to a loss at one of our operating subsidiaries for which we are able to benefit from the net operating losses, offset by minimum state and local taxes and gross margin taxes at various subsidiaries. Income tax expense for the quarter ended June 30, 2014 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

Results of Continuing Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenue, net (in thousands)	Six Months Ended
	June 30,
	2015	2014	Change ($)	Change (%)
Commercial Services	$70,289	$62,840	$7,449	11.9%
Interpace Diagnostics	4,370	—	4,370	—%
Total	$74,659	$62,840	$11,819	18.8%
Consolidated revenue for the six months ended June 30, 2015 increased by $11.8 million, or 18.8%, to $74.7 million, compared to the six months ended June 30, 2014. The increase was primarily a result of the start of a large ERT contract in the fourth quarter of 2014 in our Commercial Services segment of $12.8 million and sales of PancraGen in our Diagnostic Services segment of $4.0 million.
Revenue in our Commercial Services segment for the six months ended June 30, 2015 increased by $7.4 million, or 11.9%, to $70.3 million, compared to the six months ended June 30, 2014. This increase was primarily due to the start of the ERT contract mentioned above.
Revenue in our Interpace Diagnostic segment for the six months ended June 30, 2015 was $4.4 million.  This revenue was attributable to our 2014 acquisitions and sales of PancraGen. There was no revenue for this segment in the first six months of 2014.

PDI, Inc.

Cost of revenue (in thousands)	Six Months Ended
	June 30,
	2015	2014	Change ($)	Change (%)
Commercial Services	$57,493	$52,153	$5,340	10.2%
Interpace Diagnostics	3,425	375	3,050	813.3%
Total	$60,918	$52,528	$8,390	16.0%

Consolidated cost of revenue for the six months ended June 30, 2015 increased by $8.4 million, or 16.0%, to $60.9 million, compared to the six months ended June 30, 2014. The increase in cost of revenue is directly attributable to the increase in revenues in both of our segments.
Cost of revenue in our Commercial Services segment for the six months ended June 30, 2015 increased by $5.3 million, or 10.2%, to $57.5 million, compared to the six months ended June 30, 2014. The increase in Commercial Services cost of revenue is due to the additional headcount associated with the increase in revenue discussed above.
Cost of revenue in our Interpace Diagnostic segment for the six months ended June 30, 2015 was $3.4 million, compared to the six months ended June 30, 2014 of 0.4 million. The cost of revenue increase was attributable to the acquisitions we made in the third and fourth quarters of 2014.

Gross profit (in thousands)
Six Months Ended	Commercial	% of	Interpace	% of		% of
June 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$12,796	18.2%	$945	21.6%	$13,741	18.4%
2014	10,687	17.0%	(375)	—%	10,312	16.4%
Change	$2,109		$1,320		$3,429

Consolidated gross profit for the six months ended June 30, 2015 increased by $3.4 million, or 33.3%, to $13.7 million, compared to the six months ended June 30, 2014. The change in consolidated gross profit was primarily attributable to the increase in revenue in both segments.
The gross profit percentage in our Commercial Services segment for the six months ended June 30, 2015 increased to 18.2%, from 17.0% in the six months ended June 30, 2014. This increase was primarily due to an increase in revenue and gross profit from our ERT business unit.
The gross profit percentage in our Interpace Diagnostics segment for the six months ended June 30, 2015 was 21.6%, reflecting the early commercial stage of the business, we anticipate the gross margins of Interpace Diagnostics to improve over time.

Sales and marketing expense (in thousands)
Six Months Ended	Commercial	% of	Interpace	% of		% of
June 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$—	—%	$5,511	126.1%	$5,511	7.4%
2014	—	—%	—	—%	—	—%
Change	$—		$5,511		$5,511

Sales and marketing expense in our Interpace Diagnostic segment for the six months ended June 30, 2015 was $5.5 million. As a percentage of segment revenue, sales and marketing expense was 126.1% for the six months ended June 30, 2015, due to the ramping up of the business. We did not have sales and marketing expenses in the first six months of 2014.

PDI, Inc.

Research and development expenses (in thousands)
Six Months Ended	Commercial	% of	Interpace	% of		% of
June 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$—	—%	$646	14.8%	$646	0.9%
2014	—	—%	—	—%	—	—%
Change	$—		$646		$646

Research and development expenses in our Interpace Diagnostics segment for the six months ended June 30, 2015 was $0.6 million. As a percentage of revenue, research and development expenses were 14.8% for the six months ended June 30, 2015. There were no research and development expenses in the first six months of 2014.

General and administrative expenses (in thousands)
Six Months Ended	Commercial	% of	Interpace	% of		% of
June 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$11,333	16.1%	$3,232	74.0%	$14,565	19.5%
2014	10,370	16.5%	1,419	—%	11,789	18.8%
Change	$963		$1,813		$2,776

Consolidated general and administrative expenses for the six months ended June 30, 2015 increased by $2.8 million compared to the six months ended June 30, 2014. This is primarily attributable to our third and fourth quarter 2014 acquisitions and an increase in employee compensation costs. General and administrative expenses as a percentage of segment revenue were 19.5% for the six months ended June 30, 2015 and 18.8% for the six months ended June 30, 2014.
General and administrative expenses in our Commercial Services segment for the six months ended June 30, 2015 increased by $1.0 million compared to the six months ended June 30, 2014. This is primarily attributable to an increase in employee compensation costs of $1.2 million, partially offset by a reduction in professional services costs of $0.3 million. General and administrative expenses as a percentage of segment revenue were 16.1%. General and administrative expenses for the six months ended June 30, 2014 were $10.4 million and 16.5% as a percentage of segment revenue.
General and administrative expenses in our Interpace Diagnostics segment for the six months ended June 30, 2015 increased by $1.8 million compared to the six months ended June 30, 2014. This is primarily attributable to our acquisitions in the third and fourth quarters of 2014. General and administrative expenses as a percentage of revenue were 74.0%. General and administrative expenses for the six months ended June 30, 2014 were $1.4 million. The increase can be attributed to the acquisition of RedPath in the fourth quarter of 2014 and the increase in support staff and infrastructure in 2015 as compared to the first six months of 2014.

Acquisition related amortization expense (in thousands)
Six Months Ended	Commercial	% of	Interpace	% of		% of
June 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$—	—%	$1,839	42.1%	$1,839	2.5%
2014	—	—%	—	—%	—	—%
Change	$—		$1,839		$1,839

Acquisition related amortization expense in our Interpace Diagnostics segment for the six months ended June 30, 2015 was $1.8 million. There was no amortization expense for the six months ended June 30, 2014.
Operating loss
We had consolidated operating losses of $8.8 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.  The increase in operating loss was primarily due to the start-up costs and investments made in our Interpace Diagnostics segment, partially offset by improved performance in our Commercial Services segment.
(Benefit) provision for income tax

PDI, Inc.

We had an income tax benefit of approximately $0.3 million for the six months ended June 30, 2015 and income tax expense of approximately $0.1 million for the six months ended June 30, 2014. Income tax benefit for the six months ended June 30, 2015 was primarily due to a loss at one of our operating subsidiaries for which we are able to benefit the net operating losses, offset by minimum state and local taxes and gross margin taxes at various subsidiaries. Income tax expense for the six months ended June 30, 2014 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2015, we had cash and cash equivalents and short-term investments of approximately $14.5 million and working capital of $4.4 million, compared to cash and cash equivalents and short-term investments of approximately $23.2 million and working capital of approximately $11.3 million at December 31, 2014.  As of June 30, 2015, we had outstanding commercial debt of $20.0 million and subordinated notes payable of $10.7 million with a net present value of $8.0 million.
For the six-month period ended June 30, 2015, net cash used in operating activities was $8.1 million, compared to net cash used in operations of $8.3 million for the six-month period ended June 30, 2014.  The primary component of cash used in operating activities during the six-month period ended June 30, 2015 was the net loss of $10.8 million and the increase in accounts receivable of $3.8 million. The main components of cash used in operating activities during the six-month period ended June 30, 2014 were a net loss of $4.3 million and a decrease in accrued salaries and bonus of $3.4 million.
As of June 30, 2015 and December 31, 2014, we had $6.2 million and $5.9 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of June 30, 2015 and December 31, 2014, we had $6.9 million and $6.8 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the six-month period ended June 30, 2015, we had net cash used in investing activities of $0.5 million related to capital expenditures. For the six-month period ended June 30, 2014, there was $1.5 million of cash used in investing activities including $0.9 million of capital expenditures and $0.6 million in a loan made to Prolias. All capital expenditures were funded out of available cash.
For the six-month periods ended June 30, 2015 and June 30, 2014, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock. During the six-month period ended June 30, 2015, we made $1.5 million in interest payments on our financing arrangement with our lenders.
Going Forward
In 2014 we differentiated ourselves by adding more predictable, higher growth, higher margin business that could reduce the natural volatility of our current core business. With our acquisitions of RedPath and certain assets from Asuragen, we executed on our strategic intent of becoming a leading commercialization company for the molecular diagnostics industry. We will expand commercialization of our Interpace Diagnostics as we progress in 2015 and beyond.
In addition, we will continue to focus on the execution of our Commercial Services contracts in order to consistently deliver desired results. We recognize that our relationships with customers are dependent upon the quality of our performance and our ability to reach and engage their target audiences in a positive and meaningful manner. Through our core outsourced promotional services expertise, we will continue to provide innovative and flexible service offerings designed to drive our customers’ businesses forward and successfully respond to a continually changing market. We have, and will continue to, evolve our promotional capabilities for many large pharmaceutical companies, a variety of emerging and specialty pharmaceutical and biotechnology companies as well as diagnostic and other healthcare service providers.
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
Our primary sources of liquidity are cash generated from our operations and available cash and cash equivalents. These sources of liquidity are needed to fund our working capital requirements, contractual obligations and estimated capital expenditures in 2015. We expect our working capital requirements to increase as a result of growing our molecular diagnostics business.

PDI, Inc.

Considering the information provided above, we anticipate 2015 operations will result in a loss and 2015 cash flows will be negative. We believe that we have adequate cash resources to execute our strategy for the next 12 months. We are constantly evaluating strategies to provide the resources that will allow us to execute our strategic plan. We may require alternative forms of financing to achieve our strategic plan. There are many risks associated with executing our strategy. Failure to meet our financing requirements, if and when needed, would have an adverse effect on our operations or could restrict our growth, limit the development of our businesses, and hinder our ability to fulfill existing or future obligations.
We believe that the relatively modest rate of inflation over the past two years has not had a material impact on our net revenue or income (loss) from continuing operations.

Off-Balance Sheet Arrangements
None.

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

PDI, Inc.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc. ("Prolias") filed a complaint (the "Complaint") against the Company with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-899-15).  (the "Prolias Litigation"). In the Complaint, Prolias alleges that it and the Company entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto (collectively the "Agreement"), whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as "Thymira."  Thymira is a minimally invasive diagnostic test that is being developed to detect thyroid cancer.

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

On June 3, 2015, the Company filed an Answer and Counterclaim in response to the Complaint. In the Answer, the Company denied liability for the claims being asserted in the Complaint. In the Counterclaim, the Company asserted claims against Prolias for breaches of the Agreement and for a declaratory judgment. The Company seeks damages from Prolias in excess of $500,000 plus interest and attorney’s fees and costs, together with a declaration compelling Prolias to execute and deliver to the Company a promissory note in the amount of One Million Five Hundred Thousand Dollars ($1,500,000.00) to evidence Prolias’ obligation to repay the Company for amounts that were advanced.

Prolias’ Reply to the Counterclaim is due on August 20, 2015. The parties have served discovery requests related to the claims and defenses asserted in the Prolias Litigation, but responses to discovery will not be provided until September 2015.

The Company denies that it is liable to Prolias for any of the claims asserted in the Complaint and it intends to vigorously defend itself against those claims and pursue all claims asserted in the Counterclaim.

Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 (Form 10-K). In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks described in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

PDI, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the acquisition of RedPath, on October 31, 2014, we and our wholly-owned subsidiary, Interpace Diagnostics, LLC, entered into a Contingent Consideration Agreement with RedPath Equityholder Representative, LLC (the Equityholder Representative). Pursuant to the Contingent Consideration Agreement, we agreed to issue to the equityholders of RedPath 500,000 shares (the Shares) of our common stock, par value $0.01, upon acceptance for publication of a specified article related to PathFinderTG® for the management of Barrett’s esophagus. On April 13, 2015, this milestone was reached upon acceptance for publication of new data supporting the use of BarreGen™ for predicting risk of progression from Barrett’s esophagus to esophageal cancer. On June 16, 2015, the Shares were issued from treasury stock with a corresponding decrease in additional paid-in capital. The Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and the rules and regulations thereunder.

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 13, 2015	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer

/s/ Graham G. Miao
Graham G. Miao
Chief Financial Officer