Form 10-Q
period 2015-09-30
PDI INC
filed 2015-11-12
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
 ______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 6, 2015
Common stock, $0.01 par value	16,724,037

PDI, Inc.
Form 10-Q for Period Ended September 30, 2015

PDI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,955	$23,111
Short-term investments	108	107
Accounts receivable, net	12,308	8,505
Unbilled costs and accrued profits on contracts in progress	5,216	5,918
Other current assets	5,512	7,225
Total current assets	32,099	44,866
Property and equipment, net	2,818	3,184
Goodwill	15,666	15,545
Other intangible assets, net	44,478	47,304
Other long-term assets	4,226	5,007
Total assets	$99,287	$115,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,508	$4,308
Unearned contract revenue	5,112	6,752
Accrued salary and bonus	9,851	7,696
Other accrued expenses	12,055	14,822
Total current liabilities	31,526	33,578
Contingent consideration	25,909	25,909
Long-term debt, net of debt discount	27,911	27,154
Other long-term liabilities	8,080	9,143
Total liabilities	93,426	95,784

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized
17,441,262 and 16,558,140 shares issued, respectively;
16,720,037 and 15,361,133 shares outstanding, respectively	174	165
Additional paid-in capital	129,569	134,171
Accumulated deficit	(115,637)	(99,896)
Accumulated other comprehensive income	16	16
Treasury stock, at cost (721,225 and 1,197,007 shares, respectively)	(8,261)	(14,334)
Total stockholders' equity	5,861	20,122
Total liabilities and stockholders' equity	$99,287	$115,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue, net
Commercial Services	$34,119	$28,217	$104,408	$91,057
Interpace Diagnostics	2,506	47	6,876	47
Total revenue, net	36,625	28,264	111,284	91,104
Cost of revenue
Commercial Services	27,596	24,248	85,089	76,401
Interpace Diagnostics	1,799	162	5,224	537
Total cost of revenue	29,395	24,410	90,313	76,938

Gross profit	7,230	3,854	20,971	14,166

Sales and marketing	2,876	—	8,387	—
Research and development	1,000	—	1,646	—
General and administrative	6,371	6,930	20,936	18,719
Acquisition related amortization expense	986	126	2,825	126
Total operating expenses	11,233	7,056	33,794	18,845

Operating loss	(4,003)	(3,202)	(12,823)	(4,679)
Interest expense	(969)	—	(2,807)	—
Other expense, net	(27)	(20)	(76)	(50)
Loss from continuing operations before income tax	(4,999)	(3,222)	(15,706)	(4,729)
(Benefit) provision for income tax	(180)	64	(430)	194
Loss from continuing operations	(4,819)	(3,286)	(15,276)	(4,923)
Loss from discontinued operations, net of tax	(76)	(1,050)	(465)	(3,682)
Net loss	$(4,895)	$(4,336)	$(15,741)	$(8,605)

Other comprehensive income:
Unrealized holding gain on available-for-sale securities, net	—	1	—	1
Comprehensive loss	$(4,895)	$(4,335)	$(15,741)	$(8,604)

Basic and diluted loss per share of common stock from:
Continuing operations	$(0.31)	$(0.22)	$(1.00)	$(0.33)
Discontinued operations	—	(0.07)	(0.03)	(0.25)
Net loss per basic and diluted share of common stock	$(0.31)	$(0.29)	$(1.03)	$(0.58)

Weighted average number of common shares and common share equivalents outstanding:
Basic	15,654	14,938	15,301	14,886
Diluted	15,654	14,938	15,301	14,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(15,741)	$(8,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,775	1,328
Realignment accrual accretion	104	106
Interest accretion	825	—
Bad debt expense	202	—
Gain on sale of discontinued operations	(217)	—
Deferred taxes	(634)	—
Stock-based compensation	1,517	1,764
Other changes in assets and liabilities:
Increase in accounts receivable	(4,257)	(981)
Decrease in unbilled costs	702	1,644
Decrease in other current assets	1,084	1,752
Decrease (increase) in other long-term assets	2,137	(9)
Increase in accounts payable	200	501
Increase (decrease) in unearned contract revenue	396	(1,768)
Increase (decrease) in accrued salaries and bonus	2,155	(2,830)
(Decrease) increase other accrued expenses	(7,318)	186
Increase (decrease) in long-term liabilities	1,534	(1,054)
Net cash used in operating activities	(13,536)	(7,966)

Cash Flows From Investing Activities
Purchase of property and equipment	(583)	(1,298)
Acquisition of diagnostic assets	—	(8,500)
Loan to privately held non-controlled entity	—	(655)
Net cash used in investing activities	(583)	(10,453)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	(37)	(215)
Net cash used in financing activities	(37)	(215)

Net decrease in cash and cash equivalents	(14,156)	(18,634)
Cash and cash equivalents – beginning	23,111	45,639
Cash and cash equivalents – ending	$8,955	$27,005
Cash paid for interest	$2,153	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of PDI, Inc. and its subsidiaries (the Company or PDI) and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2015.  The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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
Reclassifications
Certain operating expenses within general and administrative expense in the period ended September 30, 2014 have been reclassified to conform to the current period presentation.
Sales and marketing expenses primarily include personnel and related costs for the promotion of the Company's diagnostic tests.   Research and development expenses primarily include personnel and related costs for research and development related to new and existing tests.   The Company did not incur these costs in the period ended September 30, 2014.
Basic and Diluted Net Loss per Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and nine-month periods ended September 30, 2015 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic weighted average number of common shares	15,654	14,938	15,301	14,886
Dilutive effect of stock-based awards	—	—	—	—
Diluted weighted average number of common shares	15,654	14,938	15,301	14,886

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Options	—	25	—	25
Stock-settled stock appreciation rights (SARs)	1,028	1,270	1,028	1,270
Restricted stock/units	1,745	620	1,745	620
Market contingent SARs	188	188	188	188
	2,961	2,103	2,961	2,103
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
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the pharmaceutical industry; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and our consolidated financial results. At September 30, 2015, no indicators of impairment were identified.
Receivables and Allowance for Doubtful Accounts
Commercial Services segment: Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Management reviews a customer’s credit history before extending credit.  The Company records a provision for estimated losses based upon the inability of its customers to make required payments using historical experience and periodically adjusts these provisions to reflect actual experience.  Additionally, the Company will establish a specific allowance for doubtful accounts when it becomes aware of a specific customer’s inability or unwillingness to meet its financial obligations (e.g., bankruptcy filing).  There was no allowance for doubtful accounts as of September 30, 2015.
Interpace Diagnostics segment: The Company’s services are fulfilled upon completion of its proprietary tests, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payor or hospital. The Company records accounts receivable related to billings for Medicare, Medicare Advantage, insurance companies and hospitals on an accrual basis, net of contractual adjustment, when a contract is in place, a reliable pattern of collectability exists and collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, insurance companies, or the amounts billed to hospitals.
Proprietary tests billed to commercial insurance carriers or governmental programs that do not have a contract in place for its proprietary tests may or may not be covered by these entities' existing reimbursement policies. In addition, the Company does not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

in the event that their commercial insurance carrier or governmental program does not pay the Company for its services. In the absence of an agreement with the patient, or other clearly enforceable legal right to demand payment from commercial insurance carriers, governmental agencies, or hospitals, no accounts receivable is recognized and revenue is recorded based on cash collections received. The Company records a provision for estimated losses based upon estimates and historical experience and periodically adjusts these provisions to reflect actual experience. There was approximately a $0.2 million allowance for doubtful accounts as of September 30, 2015.

3.	LIQUIDITY AND MANAGEMENT'S PLANS
The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
As of September 30, 2015, the Company had cash and cash equivalents of $9.0 million, accounts receivable of $12.3 million and unbilled costs and accrued profits on contracts in progress of $5.2 million.  Historically, the Interpace Diagnostics' segment has collected approximately 56% of cumulative gross billings.
For the nine months ended September 30, 2015, on a consolidated basis including the Company's outsourced product commercialization and promotion solutions business (the Commercial Services segment), the Company’s net loss was $15.7 million and cash used in operating activities was $13.5 million.
As a result of the proposed sale of the Commercial Services segment, the Company will focus its resources and strategic initiatives on the Interpace Diagnostics segment.  The Company's Interpace Diagnostics segment is still at an early stage of commercial development. As with many companies in a similar stage, sufficient capital is required before achieving profitability. The Company will require additional capital in 2016 to fund its operations. There is no guarantee that additional capital will be raised that is sufficient to fund the Company’s operations in 2016.
In addition to continuing its strategic business plan on generating revenue, the Company intends to explore various other alternatives, including strategic partnerships, equity financing, a credit revolver utilizing Interpace Diagnostics accounts receivables, debt or other financing alternatives.  Management can also take steps to reduce the Company’s future operating expenses as needed.  However, the Company cannot provide any assurance that it will be able to raise additional capital as needed.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty should the Company be unable to raise additional needed capital.

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
Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  As of September 30, 2015 and December 31, 2014, the carrying value of available-for-sale securities was approximately $108,000 and $107,000, respectively, and is included in short-term investments.  Available-for-sale securities as of September 30, 2015 and December 31, 2014 consisted of approximately $60,000 and $59,000, respectively, in mutual funds and approximately $48,000 in money market accounts for both periods.
The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies.  These investments are categorized as held-to-maturity since the Company’s management has the ability and intent to hold these securities to maturity.  The Company’s held-to-maturity investments are carried at amortized cost which approximates fair value and are maintained in separate accounts to support the Company’s letters of credit.  The Company had standby letters of credit of approximately $1.1 million as of

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

September 30, 2015 and $1.4 million as of December 31, 2014, as collateral for its existing insurance policies and facility leases.
At September 30, 2015 and December 31, 2014, held-to-maturity investments included the following:

		Maturing			Maturing
	September 30, 2015	within 1 year	after 1 year through 3 years	December 31, 2014	within 1 year	after 1 year through 3 years
Cash/money accounts	$105	$105	$—	$204	$204	$—
US Treasury securities	1,227	110	1,117	1,070	105	965
Government agency securities	257	126	131	317	225	92
Total	$1,589	$341	$1,248	$1,591	$534	$1,057
At September 30, 2015 and December 31, 2014, held-to-maturity investments were recorded in the following accounts:

	September 30, 2015	December 31, 2014
Other current assets	$341	$534
Other long-term assets	1,248	1,057
Total	$1,589	$1,591

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill recorded as of September 30, 2015 was $15.7 million, and at December 31, 2014, it was $15.5 million, all of which is attributable to the 2014 acquisition of RedPath Integrated Pathology, Inc. (RedPath). The increase in goodwill for the nine months ended September 30, 2015 reflects the final working capital adjustment related to the RedPath acquisition. A rollforward of the carrying value of goodwill from January 1, 2015 to September 30, 2015 is as follows:

	2015
	January 1,	Additions	Adjustments	Impairments	September 30,
RedPath	$15,545	—	121	—	$15,666
Other Intangible Assets
The net carrying value of the identifiable intangible assets as of September 30, 2015 is as follows:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

		As of September 30, 2015
	Life	Carrying
	(Years)	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519
Pancreas	7	2,882
Biobank	4	1,575
RedPath acquisition:
Pancreas test	7	16,141
Barrett's test	9	18,351
Total		$47,468
Diagnostic lab:
CLIA Lab	2.3	$609

Accumulated Amortization		$(3,599)

Net Carrying Value		$44,478

Amortization expense was $1.0 million and $2.8 million for the three- and nine-month periods ended September 30, 2015, respectively. There was $0.1 million in amortization expense for the three- and nine-month periods ended September 30, 2014. Amortization of our diagnostic assets begin upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

2015	2016	2017	2018	2019
$3,803	$6,328	$6,097	$5,949	$5,703

6.	FACILITIES REALIGNMENT
The following table presents a rollforward of the Company’s restructuring reserve from December 31, 2014 to September 30, 2015, of which approximately $0.3 million is included in other accrued expenses and approximately $16,000 is included in long-term liabilities as of September 30, 2015. The Company recognizes accretion expense in Other expense, net in the Condensed Consolidated Statements of Comprehensive Loss.

	Commercial Services	Discontinued Operations	Total
Balance as of December 31, 2014	$560	$207	$767
Accretion	84	20	104
Adjustments	—	—	—
Payments	(472)	(110)	(582)
Balance as of September 30, 2015	$172	$117	$289

7.	FAIR VALUE MEASUREMENTS
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

	As of September 30, 2015		Fair Value Measurements
	Carrying	Fair	As of September 30, 2015
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$5,179	$5,179	$5,179	$—	$—
Money Market Funds	3,776	3,776	3,776	—	—
Total	$8,955	$8,955	$8,955	$—	$—

Marketable securities:
Money Market Funds	$48	$48	$48	$—	$—
Mutual Funds	60	60	60	—	—
U.S. Treasury securities	1,227	1,227	1,227	—	—
Government agency securities	257	257	257	—	—
Total	$1,592	$1,592	$1,592	$—	$—
Liabilities:
Contingent consideration:
Asuragen	$4,476	$4,476	$—	$—	$4,476
RedPath	22,066	22,066	—	—	22,066
	$26,542	$26,542	$—	$—	$26,542

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of September 30, 2015, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

In connection with the acquisition of assets from Asuragen and the acquisition of RedPath, the Company recorded $4.5 million and $22.1 million of contingent cash consideration related to deferred payments and revenue based payments,

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

respectively. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  There was no change in the fair value of the contingent consideration during the period ended September 30, 2015.

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

8.	COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of September 30, 2015, the Company had outstanding letters of credit of $1.1 million as required by its existing insurance policies and facility leases.  These letters of credit are supported by investments in held-to-maturity securities.  See Note 4, Investments in Marketable Securities, for additional detail regarding investments in marketable securities.
Contingency
In connection with the acquisition of RedPath on October 31, 2014, the Company and its wholly-owned subsidiary, Interpace Diagnostics, LLC (Interpace) entered into a Contingent Consideration Agreement with RedPath Equityholder Representative, LLC (the Equityholder Representative). Pursuant to the Contingent Consideration Agreement, the Company agreed to issue to the equityholders of RedPath 500,000 shares (the Shares) of the Company’s common stock, par value $0.01 (Common Stock), upon acceptance for publication of a specified article related to PathFinderTG® for the management of Barrett’s esophagus. The pending issuance of Common Stock was recorded as Additional paid-in capital in the Company's consolidated balance sheet as of December 31, 2014. On April 13, 2015, this milestone was reached upon acceptance for publication of new data supporting the use of BarreGen™ for predicting risk of progression from Barrett’s esophagus to esophageal cancer. On June 16, 2015, the 500,000 shares were issued from Treasury stock decreasing the balance in treasury stock by approximately $6.1 million, with a corresponding decrease in Additional paid-in capital of $6.1 million.
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

The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of September 30, 2015, the Company's accrual for litigation and threatened litigation was not material to the consolidated financial statements.

In connection with the October 31, 2014 acquisition of RedPath, the Company assumed a liability for a January 2013 settlement agreement (the Settlement Agreement) entered into by the former owners of RedPath with the U.S. Department of Justice (the DOJ). Under the terms of the Settlement Agreement, the Company is obligated to make payments to the DOJ for the calendar years ended December 31, 2014 through 2017, up to a maximum of $3.0 million.

Payments are due March 31st following the calendar year that the revenue milestones are achieved under the Settlement Agreement. The Company has been indemnified by the former owners of RedPath for $2.5 million of the obligation and has recorded an indemnification asset of that amount within other non-current assets. During the nine-month period ended September 30, 2015, the Company paid $0.3 million and has $2.8 million recorded as its best estimate of the amount that remains to be paid under the Settlement Agreement based on its estimate of future revenues, of which $0.5 million is included in other accrued expenses and $2.3 million is included in other long-term liabilities.

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

The Court has established a case management schedule that requires the parties to complete all written discovery and fact witness depositions by January 29, 2016.

The Company denies that it is liable to Prolias for any of the claims asserted in the Complaint and it intends to vigorously defend itself against those claims and pursue all claims asserted in the Counterclaim.

9.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES
Other accrued expenses consisted of the following as of September 30, 2015 and December 31, 2014:

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Accrued pass-through costs	$2,410	$1,043
Facilities realignment accrual	273	517
Self-insurance accruals	611	463
Indemnification liability	875	875
Contingent consideration	633	633
Acquisition-related costs	—	1,225
Liabilities held-for-sale	—	2,820
Rent payable	402	348
DOJ settlement	500	500
Accrued interest	338	465
All others	6,013	5,933
	$12,055	$14,822

Long-term liabilities consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Rent payable	$164	$209
Uncertain tax positions	3,392	3,267
Deferred tax liability	1,892	2,525
DOJ settlement (indemnified by RedPath)	2,250	2,500
Liabilities held-for-sale	—	329
Other	382	313
	$8,080	$9,143

10.	STOCK-BASED COMPENSATION
In February 2015, under the terms of the stockholder-approved PDI, Inc. 2nd Amended and Restated 2004 Stock Award Incentive Plan (the 2004 Plan), the Compensation and Management Development Committee of the Board of Directors of the Company (the Compensation Committee) approved grants of restricted stock to certain executive officers and members of senior management of the Company. The full Board of Directors approved the portion of these grants made to the Company’s Chief Executive Officer.  As part of the Company's 2014 long-term incentive plan, these grants aggregated 444,364 shares of restricted stock issued with a weighted average grant date fair value of $1.73 per share.
The grant date fair values of SARs awards are determined using a Black-Scholes pricing model.  Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience. The following table provides the weighted average assumptions used in determining the fair value of the non-market based SARs awards granted during the nine-month periods ended September 30, 2015 and September 30, 2014:

	Nine Months Ended
	September 30,
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
The Company recognized $0.5 million and $0.4 million of stock-based compensation expense during each of the three-month periods ended September 30, 2015 and 2014, and $1.5 million and $1.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

11.	INCOME TAXES
Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax (benefit) expense on loss from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(Benefit) provision for income tax	$(180)	$64	$(430)	$194
Effective income tax rate	3.6%	(2.0)%	2.7%	(4.1)%
Income tax benefit for the quarter ended September 30, 2015 was primarily due to net operating losses at one of the Company's operating subsidiaries, offset by minimum state and local taxes and gross margin taxes at various subsidiaries. Income tax expense for the quarter ended September 30, 2014 was primarily due to state and local taxes as the Company and its subsidiaries file separate income tax returns in numerous state and local jurisdictions.

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

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

	Commercial Services	Interpace Diagnostics	Consolidated
Three months ended September 30, 2015:
Revenue, net	$34,119	$2,506	$36,625
Operating income (loss)	$916	$(4,919)	$(4,003)
Capital expenditures	$30	$11	$41
Depreciation and amortization expense	$221	$1,069	$1,290

Three months ended September 30, 2014:
Revenue, net	$28,217	$47	$28,264
Operating income (loss)	$(973)	$(2,229)	$(3,202)
Capital expenditures	$350	$87	$437
Depreciation and amortization expense	$250	$132	$382

Nine months ended September 30, 2015:
Revenue, net	$104,408	$6,876	$111,284
Operating income (loss)	$2,379	$(15,202)	$(12,823)
Capital expenditures	$36	$547	$583
Depreciation and amortization expense	$715	$3,060	$3,775

Nine months ended September 30, 2014:
Revenue, net	$91,057	$47	$91,104
Operating income (loss)	$(656)	$(4,023)	$(4,679)
Capital expenditures	$1,203	$87	$1,290
Depreciation and amortization expense	$752	$135	$887

13.	DISCONTINUED OPERATIONS
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

The table below presents the significant components of Group DCA's, Pharmakon's and TVG’s results included in Loss from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive loss for the three- and nine-month periods ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue, net	$—	$981	$260	$2,581
Loss from discontinued operations, before income tax	(75)	(1,049)	(461)	(3,678)
Provision for income tax	1	1	4	4
Loss from discontinued operations, net of tax	$(76)	$(1,050)	$(465)	$(3,682)
The major classes of assets and liabilities included in the Condensed Consolidated Balance Sheets for Group DCA, TVG, and Pharmakon as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Current assets	$—	$613
Non-current assets	455	1,445
Total assets	$455	$2,058
Current liabilities	$789	$2,820
Non-current liabilities	93	329
Total liabilities	$882	$3,149

14.	INVESTMENT IN PRIVATELY HELD NON-CONTROLLED ENTITY AND OTHER ARRANGEMENTS
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

15.	LONG-TERM DEBT

On October 31, 2014, the Company and Interpace, entered into an agreement to acquire RedPath (the Transaction). In connection with the Transaction, the Company entered into a subordinated note with former RedPath Equityholders, dated October 31, 2014 (the Note).

The Note is $11.0 million, interest-free and will be paid in eight equal consecutive quarterly installments beginning October 1, 2016. In the second quarter of 2015, the final working capital adjustment was made, reducing the balance of the note to approximately $10.7 million. The interest rate will be 5.0% in the event of a default under the Note. The obligations of the Company under the Note are guaranteed by the Company and its subsidiaries pursuant to the Subordinated Guarantee in favor of the Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the Equityholder Representative. Based on the Company's incremental borrowing rate under its Credit Agreement, the fair value of the Note at the date of issuance was $7.4 million. During the three and nine months ended September 30, 2015 the Company accreted approximately $0.2 million and $0.6 million, respectively, using the effective interest method. During the year ended December 31, 2014, the Company accreted $0.1 million into interest expense. As of September 30, 2015, the balance of the Note is approximately $8.2 million and the unamortized discount is $2.5 million.

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

The Company paid approximately $0.1 million of certain out-of-pocket costs and expenses incurred by the lenders and the Agent and a $0.3 million origination fee, both of which are being accreted as interest expense over the life of the loan using the effective interest method. The Company is also obligated to pay a $0.8 million exit fee which the Company is also accreting to interest expense over the life of the Loan. During the three and nine-months ended September 30, 2015, the Company accreted approximately $0.1 million and $0.2 million into interest expense and recorded the liability within Long-term debt, net of debt discount in the condensed consolidated balance sheet. If the Company prepays the Loan, other than under mandatory conditions, the Company is obligated to pay a prepayment fee equal to: 6.0% of the Loan if the Loan is prepaid on or after October 31, 2015 but prior to October 31, 2016; 5.0% of the Loan if the Loan is prepaid on or after October 31, 2016 but prior to October 31, 2017; and 2.0% if the Loan is prepaid on or after October 31, 2017 but prior to October 31, 2018. In addition, if the Company voluntarily prepays the loan, the Company is obligated to pay a prepayment premium applicable to the Synthetic Royalty equal to (i)(1) 1.25% multiplied by (2) the lesser of (A) $80.0 million and (B) the aggregate revenue on net sales of molecular diagnostics products for the four most recently-completed fiscal quarters, multiplied by (ii) the number of days remaining until October 31, 2020, divided by (iii) 360. The Company must also make a mandatory prepayment in connection with the disposition of certain of the Company’s assets with sales proceeds exceeding $1.0 million. As of September 30, 2015 the balance of the Loan, net of unamortized debt discount, was $19.7 million.

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

The obligations of the Company under the Credit Agreement are guaranteed by the Company and its subsidiaries in favor of the Agent for the benefit of the lenders. The Credit Agreement contains customary representations and warranties in favor of the Agent and the lenders and certain covenants, including among other things, financial covenants relating to liquidity and revenue targets. As of September 30, 2015, the Company is in compliance with these covenants.

Pursuant to a Guarantee and Collateral Agreement, dated October 31, 2014, by the Company and certain of its subsidiaries, Group DCA, LLC, Interpace Biopharma, LLC, Interpace, JS Genetics, Inc. and Interpace Diagnostics Corporation (f/k/a, RedPath Acquisition Sub, Inc.) (Subsidiaries), in favor of lenders, the obligations of the Company under the Credit Agreement are guaranteed by the Company and its Subsidiaries in favor of the Agent for the benefit of the lenders and the Company and its Subsidiaries granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the Agent for the benefit of the lenders.

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

16.	SUBSEQUENT EVENT

Asset Sale

On October 30, 2015, the Company entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Publicis Touchpoint Solutions, Inc., an indirect wholly owned subsidiary of Publicis Groupe S.A., or the Buyer. Pursuant to the Asset Purchase Agreement, the Company will sell to the Buyer substantially all of the assets, the goodwill and ongoing business comprising the Commercial Services segment, and the Buyer will assume certain specified liabilities, upon the terms and subject to the conditions of the Asset Purchase Agreement (Asset Sale).

At the closing of the Asset Sale, the Buyer will pay the Company (i) $25,780,895 in cash plus (ii) up to$7.1 million upon the occurrence of certain events specified in the Asset Purchase Agreement, which aggregate closing payment will be subject to a working capital adjustment as provided in the Asset Purchase Agreement. In addition, the Company is entitled to receive an additional payment based on an earn-out arrangement equal to one-third of all revenues generated by the Commercial Services segment under certain specified contracts and client relationships in 2016, less the amount paid to the Company at the closing of the Asset Sale.

The Asset Sale and the Asset Purchase Agreement have been unanimously approved by the Company's Board of Directors. The Company is calling for and holding a meeting of its stockholders to authorize the Asset Sale.

The Asset Purchase Agreement may be terminated under certain circumstances, including, but not limited to, by either party if the closing of the Asset Sale does not occur by January 31, 2016, and the Company may be required to pay a termination fee equal to 3.5% of the amount payable to the Company at the closing of the Asset Sale if the Asset Purchase Agreement is terminated under certain circumstances as set forth in the Asset Purchase Agreement.

In connection with the entry into the Asset Purchase Agreement on October 30, 2015, certain of the Company's stockholders, including the Company's executive officers, entered into voting agreements with the Buyer pursuant to which, among other things, they agreed, subject to certain conditions, to vote certain shares of the Company's common stock owned beneficially or of record by them and representing approximately 46% in the aggregate of the Company's

PDI, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular information in thousands, except per share amounts)

shares of common stock outstanding as of October 7, 2015, in favor of the authorization of the Asset Sale pursuant to the Asset Purchase Agreement at a special meeting of the stockholders.

Following the Asset Sale, the Company will be focused on developing and commercializing molecular diagnostic tests.

Sales Agreement

On November 2, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor), pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share (the Program Shares), having an aggregate offering price of up to $5,000,000 from time to time through Cantor as the Company's sales agent, subject to the limitations set forth in the Sales Agreement.

Under the Sales Agreement, Cantor may sell the Program Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, but not limited to, sales made directly on The NASDAQ Global Market, on any other existing trading market for the Program Shares or to or through a market maker. Cantor has agreed in the Sales Agreement to use its commercially reasonable efforts to sell the Program Shares in accordance with the Company’s instructions (including any price, time or size limit or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of the Program Shares under the Sales Agreement.

The offering of the Program Shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement. The Sales Agreement may be terminated by Cantor or the Company at any time upon ten days’ notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change with respect to the Company.

The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of Shares and has agreed to provide Cantor with customary indemnification and contribution rights.

The Program Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3, (File No. 333-207263), previously filed with SEC on October 2, 2015, as amended on October 7, 2015, and declared effective by the SEC on October 9, 2015.

To date, we have issued 4,000 shares for net proceeds of $6,354 under the Sales Agreement.

PDI, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
 This quarterly report on Form 10-Q (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934. as amended (the Exchange Act).  Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” "could," “may,” “will” or similar words and expressions.  These forward-looking statements are contained throughout this Form 10-Q.
Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	our ability to profitably grow our Interpace Diagnostics segment, including our ability to successfully compete in the market;

•	our ability to successfully negotiate contracts in our Commercial Services segment with reasonable margins and favorable payment terms;

•	our ability to receive stockholder approval, and satisfy the closing conditions, for the Asset Sale;

•	our ability to profitably grow our business without our Commercial Services segment;

•	our ability to collect the portion of the purchases price for the Asset Sale that is tied to an earn-out arrangement;

•	our ability to obtain broad adoption of and reimbursement for our molecular diagnostic tests in a changing reimbursement environment;

•	the demand for our molecular diagnostic tests from physicians and patients;

•	whether we are able to successfully utilize our operating experience from our Commercial Services segment to sell our molecular diagnostic tests;

•	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;

•	our plans to develop, acquire and commercialize our existing and planned molecular diagnostic tests, as applicable;

•	the effect current and future laws, licensing requirements and regulations have on our Commercial Services and Interpace Diagnostics segments;

•	our exposure to environmental liability as a result of our Interpace Diagnostics segment;

•	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

•	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

•	product liability claims against us;

•	our involvement in current and future litigation against us;

•	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;

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

•	failure of third-party service providers to perform their obligations to us;

PDI, Inc.

•	the results of any future impairment testing for goodwill and other intangible assets;

•	the effect our largest stockholder may have on us;

•	volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings.

•	failure to satisfy NASDAQ's continued listing standards;

•	the ability to utilize our net operating losses and tax credits;

•	exposure to litigation relating to the Asset Sale or otherwise; and

•	our ability to continue as a going concern.

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

We are also developing and commercializing molecular diagnostic tests to detect genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers through our Interpace Diagnostics segment. As a result of our 2014 acquisitions of RedPath Integrated Pathology, Inc. (RedPath) and certain assets from Asuragen, Inc. (Asuragen) our Interpace Diagnostics segment offers PancraGen™ (formerly known as PathFinderTG® Pancreas), a diagnostic test designed for determining risk of malignancy in pancreatic cysts, and ThyGenX™, a next-generation sequencing test designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules. We also launched, in April 2015, ThyraMIR™, our second thyroid nodule cancer test, which is a micro RNA-based highly sensitive “rule out” thyroid cancer complementary test. We believe the combination of ThyGenX™ and ThyraMIR™ should establish us as a strong competitor in the thyroid cancer diagnostic test space. Finally, we have diagnostic tests in late stage development that are designed to detect genetic and other molecular alterations that are associated with gastrointestinal cancers.

In August 2015, we announced that both the ThyGenX™ Thyroid Oncogene Panel and ThyraMIR™ Thyroid miRNA Classifier, our molecular diagnostic tests for indeterminate thyroid nodules, secured coverage by one of the largest independent Blue Cross Blue Shield plans which insures 3.3 million lives.  This medical policy update, covering both ThyGenX and ThyraMIR, is

PDI, Inc.

the first large commercial insurance plan to cover ThyraMIR, a novel microRNA gene expression classifier that was launched earlier this year.

In July 2015, we announced that ThyGenX™, our genetic mutation panel, was approved by Aetna for assessing fine needle aspiration samples from indeterminate thyroid nodules. Aetna's coverage decision means that it now considers ThyGenX™ medically necessary.  Aetna's insurance plans covers 46 million lives and its positive coverage decision brings the total number of lives covered for ThyGenX™ to more than 100 million.
On October 30, 2015, we entered into an Asset Purchase Agreement, (the Asset Purchase Agreement,) with Publicis Touchpoint Solutions, Inc., an indirect wholly owned subsidiary of Publicis Groupe S.A., (the Buyer). Pursuant to the Asset Purchase Agreement, we will sell to the Buyer substantially all of the assets, the goodwill and ongoing business comprising our Commercial Services segment and the Buyer will assume certain specified liabilities, upon the terms and subject to the conditions of the Asset Purchase Agreement, (the Asset Sale).
At the closing of the Asset Sale, the Buyer will pay us (i) $25,780,895 in cash (Base Cash Payment), plus (ii) up to $7.1 million upon the occurrence of certain events specified in the Asset Purchase Agreement (Contingent Downpayment), which aggregate closing payment will be subject to a working capital adjustment as provided in the Asset Purchase Agreement. In addition, we are entitled to receive an additional payment based on an earn-out arrangement equal to one-third of all revenues generated by the Commercial Services segment under certain specified contracts and client relationships in 2016, less the amount paid to us at the closing of the Asset Sale.
Following the Asset Sale, we will be a company focused on developing and commercializing molecular diagnostic tests.

DESCRIPTION OF REPORTING SEGMENTS
For the quarter ended September 30, 2015, the operating segments or service offerings included in our reporting segments are as follows:
▪Commercial Services reporting segment, which consists of the following service offerings:

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
Commercial Services

Nature of Contracts by Segment
Revenue, net (revenue) under Commercialization Services contracts is generally based on the number of sales representatives utilized or the number of physician details made and, when applicable, the full commercial operations services provided.  If contracts include full commercial operations services, we have determined that there are two units of accounting in these arrangements: the sales team providing product detailing services; and the commercial operations providing full supply chain management, operations, marketing, compliance, and regulatory/medical management services.  Revenue is generally recognized on a straight-line basis over the contract period or as the physician details are performed. A portion of revenues earned under certain contracts may be risk-based. The risk-based metrics may be based on activity metrics such as call activity, turnover, or other agreed upon measures, or on contractually-defined percentages of prescriptions written.  Revenue from risk-based metrics is recognized in the period which the metrics have been attained and when we are reasonably assured that payment will be made. Many of our product detailing contracts also allow for additional periodic incentive fees to be earned if certain activities have

PDI, Inc.

occurred or client specific sales performance benchmarks have been attained. Revenue from incentive fees is recognized in the period earned when the performance benchmarks have been attained and when we are reasonably assured that payment will be made.  Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met.  Revenue is recognized net of any potential penalties until the performance criteria relating to the penalties have been achieved.  Commission-based revenue is recognized when performance is completed.

Our Commercial Services contracts are generally for terms of one to three years and may be renewed or extended.  The majority of these contracts, however, are terminable by the customer without cause upon 30 days to 180 days prior written notice.  Certain contracts include provisions mandating that such notice may not be provided prior to a pre-determined future date and also provide for termination payments if the customer terminates the agreement without cause.  Typically, however, the total compensation provided by minimum service periods (otherwise referred to as minimum purchase obligations) and termination payments within any individual agreement will not fully offset the revenue we would have earned from fully executing the contract or the costs we may incur as a result of its early termination.

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

Cost of services consists primarily of the costs associated with executing product detailing programs, performance based contracts or other sales and marketing services identified in the contract and includes personnel costs and other direct costs, as well as the initial direct costs associated with staffing a product detailing program. Personnel costs, which constitute the largest portion of cost of services, include all labor-related costs, such as salaries, bonuses, fringe benefits and payroll taxes for the sales representatives, sales managers and professional staff that are directly responsible for executing a particular program. Initial direct program costs are the costs associated with initiating a product detailing program, such as recruiting and hiring and certain other direct incremental costs, excluding pass through costs that are billed to customers. Other direct costs include, but are not limited to, facility rental fees, travel expenses, sample expenses and other promotional expenses.

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

PDI, Inc.

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
CONSOLIDATED RESULTS OF OPERATIONS
Overview
We currently operate in two reporting segments: Commercial Services and Interpace Diagnostics. In the third quarter of 2015, the revenue, net (revenue) increase in our Commercial Services segment drove an increase in gross profit relative to the third quarter of 2014. Separately, as anticipated, we incurred a loss within the quarter for our Interpace Diagnostics segment due to the ramping up of this business.

Our Commercial Services revenue and profitability depend to a great extent on our relationships with a limited number of large pharmaceutical companies.  Our three largest customers in 2015 accounted for approximately 38.0%, 19.4% and 12.5%, respectively, of our revenue.  Our three largest customers for the nine months ended September 30, 2014 accounted for approximately 50.6%, 24.0% and 11.3% , respectively, of our revenue.  We believe that we will continue to experience a high degree of customer concentration and that the loss or a significant reduction of business from any of our major customers, or a decrease in demand for our services, could have a material adverse effect on our business, financial condition and results of operations.

The following table sets forth, for the periods indicated, certain statements of operations data. The trends illustrated in this table may not be indicative of future results.

PDI, Inc.

	Three Months Ended
(in thousands)	September 30, 2015		September 30, 2014		Variance
Revenue, net		% of Rev		% of Rev	Amount	% of Rev
Commercial Services	34,119	93.2%	28,217	99.8%	5,902	20.9%
Interpace Diagnostics	2,506	6.8%	47	0.2%	2,459	5,231.9%
Total revenue, net	36,625	100.0%	28,264	100.0%	8,361	29.6%
Cost of revenue
Commercial Services	27,596	80.9%	24,248	85.9%	3,348	13.8%
Interpace Diagnostics	1,799	71.8%	162	344.7%	1,637	1,010.5%
Total cost of revenue	29,395	80.3%	24,410	86.4%	4,985	20.4%
Gross profit	7,230	19.7%	3,854	13.6%	3,376	87.6%
Sales and marketing expense	2,876	7.9%	—	—%	2,876	—%
Research and development expense	1,000	2.7%	—	—%	1,000	—%
General and administrative expense	6,371	17.4%	6,930	24.5%	(559)	(8.1)%
Acquisition related amortization expense	986	2.7%	126	0.4%	860	682.5%
Total operating expenses	11,233	30.7%	7,056	25.0%	4,177	59.2%
Operating loss	(4,003)	(10.9)%	(3,202)	(11.3)%	(801)	25.0%
Interest expense	(969)	(2.6)%	—	—%	(969)	—%
Other expense, net	(27)	(0.1)%	(20)	(0.1)%	(7)	35.0%
Loss income from continuing operations before income tax	(4,999)	(13.6)%	(3,222)	(11.4)%	(1,777)	55.2%
(Benefit) provision for income tax	(180)	(0.5)%	64	0.2%	(244)	(381.3)%
Loss from continuing operations	(4,819)	(13.2)%	(3,286)	(11.6)%	(1,533)	46.7%
Loss from discontinued operations, net of tax	(76)	(0.2)%	(1,050)	(3.7)%	974	(92.8)%
Net loss	(4,895)	(13.4)%	(4,336)	(15.3)%	(559)	12.9%

Results of Continuing Operations for the Quarter Ended September 30, 2015 Compared to the Quarter Ended September 30, 2014
Revenue, net
Consolidated revenue for the quarter ended September 30, 2015 increased by $8.4 million, or 29.6%, to $36.6 million, compared to the quarter ended September 30, 2014. The increase was primarily a result of the start of a large Established Relationship Team (ERT) contract in the fourth quarter of 2014 in our Commercial Services segment of $7.5 million and sales of PancraGenTM, ThyGenXTM and ThyraMIRTM in our Diagnostic Services segment of $2.5 million.
Revenue in our Commercial Services segment for the quarter ended September 30, 2015 increased by $5.9 million, or 20.9%, to $34.1 million, compared to the quarter ended September 30, 2014. This increase was primarily due to the start of the ERT contract mentioned above.
Revenue in our Interpace Diagnostic segment for the quarter ended September 30, 2015 was $2.5 million.  This revenue was attributable to our 2014 acquisitions of RedPath and Asuragen resulting from sales of PancraGenTM, ThyGenXTM, and ThyraMIRTM.
Cost of revenue

Consolidated cost of revenue for the quarter ended September 30, 2015 increased by $5.0 million, or 20.4%, to $29.4 million, compared to the quarter ended September 30, 2014. The increase in cost of revenue is directly attributable to the increase in revenues in both of our segments.

PDI, Inc.

Cost of revenue in our Commercial Services segment for the quarter ended September 30, 2015 increased by $3.3 million, or 13.8%, to $27.6 million, compared to the quarter ended September 30, 2014. The increase in Commercial Services cost of revenue is due to the additional headcount associated with the increase in revenue discussed above.
Cost of revenue in our Interpace Diagnostic segment for the quarter ended September 30, 2015 was $1.8 million, compared to the quarter ended September 30, 2014 of $0.2 million. The cost of revenue in 2014 was attributable to the acquisitions we made in the third and fourth quarters of 2014.
Gross profit
Consolidated gross profit for the quarter ended September 30, 2015 increased by $3.4 million, or 87.6%, to $7.2 million, compared to the quarter ended September 30, 2014. The change in consolidated gross profit was primarily attributable to the increase in revenue in both segments.
The gross profit percentage in our Commercial Services segment for the quarter ended September 30, 2015 increased to 19.1%, from 14.1% in the quarter ended September 30, 2014. This increase was primarily attributable to the ERT contract that started in the fourth quarter of 2014.
The gross profit percentage in our Interpace Diagnostics segment for the quarter ended September 30, 2015 was 28.2%, reflecting the early commercial stage of the business. We anticipate the gross margins of Interpace Diagnostics to improve over time.
Sales and marketing expense
 Sales and marketing expense in our Interpace Diagnostic segment for the quarter ended September 30, 2015 was $2.9 million. As a percentage of segment revenue, sales and marketing expense was 114.8% for the quarter ended September 30, 2015, due to the ramping up of the business. We did not have sales and marketing expenses in the third quarter of 2014.
Research and development expense
Research and development expenses in our Interpace Diagnostics segment for the quarter ended September 30, 2015 was $1.0 million. As a percentage of revenue, research and development expenses were 39.9% for the quarter ended September 30, 2015. There were no research and development expenses in the third quarter of 2014.

General and administrative expenses (in thousands)
Three Months Ended	Commercial	% of	Interpace	% of		% of
September 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$5,607	16.4%	$764	30.5%	$6,371	17.4%
2014	4,942	17.5%	1,988	—%	6,930	24.5%
Change	$665		$(1,224)		$(559)

Consolidated general and administrative expenses for the quarter ended September 30, 2015 decreased by $0.6 million compared to the quarter ended September 30, 2014. This is primarily attributable to a decrease in general and administrative costs that were acquisition related within our Interpace Diagnostics segment. General and administrative expenses as a percentage of segment revenue were 17.4% for the quarter ended September 30, 2015 and 24.5% for the quarter ended September 30, 2014.
General and administrative expenses in our Commercial Services segment for the quarter ended September 30, 2015 increased by $0.7 million compared to the quarter ended September 30, 2014. This is primarily attributable to an increase in employee compensation costs of $0.5 million. General and administrative expenses as a percentage of segment revenue were 16.4%. General and administrative expenses for the quarter ended September 30, 2014 were $4.9 million and 17.5% as a percentage of segment revenue.
General and administrative expenses in our Interpace Diagnostics segment for the quarter ended September 30, 2015 decreased by $1.2 million compared to the quarter ended September 30, 2014. This is primarily attributable to all the costs that were incurred leading up to our acquisitions in the third and fourth quarters of 2014. General and administrative expenses as a percentage of revenue were 30.5% for the quarter ended September 30, 2015, due to the ramping up of the business. General and administrative expenses for the quarter ended September 30, 2014 were $2.0 million.
Acquisition related amortization expense
Acquisition related amortization expense in our Interpace Diagnostics segment for the quarter ended September 30, 2015 was $1.0 million. There was $0.1 million in amortization expense for the quarter ended September 30, 2014.

PDI, Inc.

Operating loss
We had consolidated operating losses of $4.0 million and $3.2 million for the quarters ended September 30, 2015 and 2014, respectively.  The increase in operating loss was primarily due to the start-up costs and investments made in our Interpace Diagnostics segment.
(Benefit) provision for income tax
We had an income tax benefit of approximately $0.2 million for the quarter ended September 30, 2015 and income tax expense of approximately $0.1 million for the quarter ended September 30, 2014. Income tax benefit for the quarter ended September 30, 2015 was primarily due to a loss at one of our operating subsidiaries for which we are able to benefit from the net operating losses, offset by minimum state and local taxes and gross margin taxes at various subsidiaries. Income tax expense for the quarter ended September 30, 2014 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

Results of Continuing Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended
(in thousands)	September 30, 2015		September 30, 2014		Variance
Revenue, net		% of Rev		% of Rev	Amount	% of Rev
Commercial Services	104,408	93.8%	91,057	99.9%	13,351	14.7%
Interpace Diagnostics	6,876	6.2%	47	0.1%	6,829	14,529.8%
Total revenue, net	111,284	100.0%	91,104	100.0%	20,180	22.2%
Cost of revenue
Commercial Services	85,089	81.5%	76,401	83.9%	8,688	11.4%
Interpace Diagnostics	5,224	76.0%	537	1,142.6%	4,687	872.8%
Total cost of revenue	90,313	81.2%	76,938	84.5%	13,375	17.4%
Gross profit	20,971	18.8%	14,166	15.5%	6,805	48.0%
Sales and marketing expense	8,387	7.5%	—	—%	8,387	—%
Research and development expense	1,646	1.5%	—	—%	1,646	—%
General and administrative expense	20,936	18.8%	18,719	20.5%	2,217	11.8%
Acquisition related amortization expense	2,825	2.5%	126	0.1%	2,699	2,142.1%
Total operating expenses	33,794	30.4%	18,845	20.7%	14,949	79.3%
Operating loss	(12,823)	(11.5)%	(4,679)	(5.1)%	(8,144)	174.1%
Interest expense	(2,807)	(2.5)%	—	—%	(2,807)	—%
Other expense, net	(76)	(0.1)%	(50)	(0.1)%	(26)	52.0%
Loss income from continuing operations before income tax	(15,706)	(14.1)%	(4,729)	(5.2)%	(10,977)	232.1%
(Benefit) provision for income tax	(430)	(0.4)%	194	0.2%	(624)	(321.6)%
Loss from continuing operations	(15,276)	(13.7)%	(4,923)	(5.4)%	(10,353)	210.3%
Loss from discontinued operations, net of tax	(465)	(0.4)%	(3,682)	(4.0)%	3,217	(87.4)%
Net loss	(15,741)	(14.1)%	(8,605)	(9.4)%	(7,136)	82.9%

Revenue, net
Consolidated revenue for the nine months ended September 30, 2015 increased by $20.2 million, or 22.2%, to $111.3 million, compared to the nine months ended September 30, 2014. The increase was primarily a result of the start of a large ERT contract

PDI, Inc.

in the fourth quarter of 2014 in our Commercial Services segment of $19.9 million and sales of PancraGenTM in our Diagnostic Services segment of $6.1 million, partially offset by the decrease in other Commercial Services revenue of $6.6 million.
Revenue in our Commercial Services segment for the nine months ended September 30, 2015 increased by $13.4 million, or 14.7%, to $104.4 million, compared to the nine months ended September 30, 2014. This increase was primarily due to the start of the ERT contract mentioned above.
Revenue in our Interpace Diagnostic segment for the nine months ended September 30, 2015 was $6.9 million.  This revenue was attributable to our 2014 acquisitions of RedPath and Asuragen resulting in sales of PancraGenTM, ThyGenXTM, and ThyraMIRTM.
Cost of revenue

Consolidated cost of revenue for the nine months ended September 30, 2015 increased by $13.4 million, or 17.4%, to $90.3 million, compared to the nine months ended September 30, 2014. The increase in cost of revenue is directly attributable to the increase in revenues in both of our segments.
Cost of revenue in our Commercial Services segment for the nine months ended September 30, 2015 increased by $8.7 million, or 11.4%, to $85.1 million, compared to the nine months ended September 30, 2014. The increase in Commercial Services cost of revenue is due to the additional headcount associated with the increase in revenue discussed above.
Cost of revenue in our Interpace Diagnostic segment for the nine months ended September 30, 2015 was $5.2 million, compared to the nine months ended September 30, 2014 of $0.5 million. The cost of revenue increase was attributable to the acquisitions we made in the third and fourth quarters of 2014.
Gross profit

Consolidated gross profit for the nine months ended September 30, 2015 increased by $6.8 million, or 48.0%, to $21.0 million, compared to the nine months ended September 30, 2014. The change in consolidated gross profit was primarily attributable to the increase in revenue in both segments.
The gross profit percentage in our Commercial Services segment for the nine months ended September 30, 2015 increased to 18.5%, from 16.1% in the nine months ended September 30, 2014. This increase was primarily due to an increase in revenue and gross profit from the ERT contract mentioned above.
The gross profit percentage in our Interpace Diagnostics segment for the nine months ended September 30, 2015 was 24.0%, reflecting the early commercial stage of the business, we anticipate the gross margins of Interpace Diagnostics to improve over time.
Sales and marketing expense
Sales and marketing expense in our Interpace Diagnostic segment for the nine months ended September 30, 2015 was $8.4 million. As a percentage of segment revenue, sales and marketing expense was 122.0% for the nine months ended September 30, 2015, due to the ramping up of the business. We did not have sales and marketing expenses in the first nine months of 2014.

Research and development expense

Research and development expense in our Interpace Diagnostics segment for the nine months ended September 30, 2015 was $1.6 million. As a percentage of revenue, research and development expenses were 23.9% for the nine months ended September 30, 2015. There were no research and development expenses in the first nine months of 2014.

General and administrative expenses (in thousands)
Nine Months Ended	Commercial	% of	Interpace	% of		% of
September 30,	Services	Sales	Diagnostics	Sales	Total	Sales
2015	$16,940	16.2%	$3,996	58.1%	$20,936	18.8%
2014	15,312	16.8%	3,407	—%	18,719	20.5%
Change	$1,628		$589		$2,217

Consolidated general and administrative expenses for the nine months ended September 30, 2015 increased by $2.2 million compared to the nine months ended September 30, 2014. This is primarily attributable to our third and fourth quarter 2014

PDI, Inc.

acquisitions and an increase in employee compensation costs. General and administrative expenses as a percentage of segment revenue were 18.8% for the nine months ended September 30, 2015 and 20.5% for the nine months ended September 30, 2014.
General and administrative expenses in our Commercial Services segment for the nine months ended September 30, 2015 increased by $1.6 million compared to the nine months ended September 30, 2014. This is primarily attributable to an increase in employee compensation costs of $1.6 million. General and administrative expenses as a percentage of segment revenue were 16.2%. General and administrative expenses for the nine months ended September 30, 2014 were $15.3 million and 16.8% as a percentage of segment revenue.
General and administrative expenses in our Interpace Diagnostics segment for the nine months ended September 30, 2015 increased by $0.6 million compared to the nine months ended September 30, 2014. This is primarily attributable to our acquisitions in the third and fourth quarters of 2014. General and administrative expenses as a percentage of revenue were 58.1%. General and administrative expenses for the nine months ended September 30, 2014 were $3.4 million. The increase can be attributed to the acquisition of RedPath in the fourth quarter of 2014 and the increase in support staff and infrastructure in 2015 as compared to the first nine months of 2014.
Acquisition related amortization expense

Acquisition related amortization expense in our Interpace Diagnostics segment for the nine months ended September 30, 2015 was $2.8 million. There was $0.1 million in amortization expense for the nine months ended September 30, 2014.
Operating loss
We had consolidated operating losses of $12.8 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase in operating loss was primarily due to the start-up costs and investments made in our Interpace Diagnostics segment, partially offset by improved performance in our Commercial Services segment.
(Benefit) provision for income tax
We had an income tax benefit of approximately $0.4 million for the nine months ended September 30, 2015 and income tax expense of approximately $0.2 million for the nine months ended September 30, 2014. Income tax benefit for the nine months ended September 30, 2015 was primarily due to a loss at one of our operating subsidiaries for which we are able to benefit the net operating losses, offset by minimum state and local taxes and gross margin taxes at various subsidiaries. Income tax expense for the nine months ended September 30, 2014 was primarily due to state and local taxes as we and our subsidiaries file separate income tax returns in numerous state and local jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2015, we had cash and cash equivalents and short-term investments of approximately $9.1 million and working capital of $0.6 million, compared to cash and cash equivalents and short-term investments of approximately $23.2 million and working capital of approximately $11.3 million at December 31, 2014.  As of September 30, 2015, we had outstanding commercial debt of $20.0 million under the Credit Agreement, dated October 31, 2014, by and among the Company, SWK Funding LLC and the financial institutions party thereto from time to time as lenders (the Credit Agreement) and subordinated notes payable of $10.7 million with a net present value of $8.2 million. We are required to use the net proceeds from the Asset Sale to pay the balance of the outstanding loan under the Credit Agreement and related fees, to fund our future business activities, including our Interpace Diagnostics segment, and for general working capital purposes. Pursuant to the Contingent Consideration Agreement, entered into on October 31, 2014 in connection with the Credit Agreement, upon the closing of the Asset Sale, we are also required to issue 500,000 shares of our common stock to certain equity holders. Pursuant to the Limited Waiver, Consent and Amendment No. 2 to Note entered into on October 30, 2015 in connection with the Asset Sale, a certain equity holder under the Non-Negotiable Subordinated Secured Promissory Note dated October 31, 2014 may request from us by April 30, 2016 a one-time principal payment in the amount of $1,333,750, payable on July 1, 2016. Such request for payment would be an acceleration of the payment that would otherwise be due and owing on July 1, 2018. To date, the certain equity holder has not requested an acceleration of the aforementioned payment. Pursuant to the Limited Waiver, Consent and Amendment No. 2 to Note, the certain equity holder agreed not to receive proceeds from the Asset Sale. Pursuant to the terms of the 2004 Plan, all restricted stock units (RSUs) granted thereunder, including those granted to our named executive officers and directors, will fully vest upon the occurrence of a change in control, which includes the consummation of the Asset Sale. Additionally, the 2004 Plan also provides that all time-based stock appreciation rights (SARs) awards granted thereunder, including those granted to our named executive officers, will vest and become fully exercisable upon the occurrence of a change in control, which includes the consummation of the Asset Sale. The

PDI, Inc.

2004 Plan also provides that these time-based SARs will not be cashed out upon the occurrence of a change in control, but these awards will remain exercisable throughout the remainder of the original term applicable to such award.
For the nine-month period ended September 30, 2015, net cash used in operating activities was $13.5 million, compared to net cash used in operations of $8.0 million for the nine-month period ended September 30, 2014.  The primary components of cash used in operating activities during the nine-month period ended September 30, 2015 was the net loss of $15.7 million and the increase in accounts receivable of $4.3 million, which mainly relates to longer payment terms from certain existing clients. The main components of cash used in operating activities during the nine-month period ended ended September 30, 2014 were a net loss of $8.6 million and a decrease in accrued salaries and bonus of $2.8 million.
As of September 30, 2015 and December 31, 2014, we had $5.2 million and $5.9 million of unbilled costs and accrued profits on contracts in progress, respectively.  When services are performed in advance of billing, the value of such services is recorded as unbilled costs and accrued profits on contracts in progress.  Normally all unbilled costs and accrued profits are earned and billed within 12 months from the end of the respective period.  As of September 30, 2015 and December 31, 2014, we had $5.1 million and $6.8 million of unearned contract revenue, respectively.  When we bill clients for services before they have been completed, billed amounts are recorded as unearned contract revenue and are recorded as income when earned.
For the nine-month period ended September 30, 2015, we had net cash used in investing activities of $0.6 million related to capital expenditures. For the nine-month period ended September 30, 2014, we had net cash used in investing activities of $10.5 million, which consisted of $8.0 million in our purchase of thyroid and pancreas cancer diagnostic tests, $0.5 million for a diagnostic testing lab, $1.3 million in capital expenditures and $0.6 million in loans made to Prolias Technologies, Inc.
For the nine-month periods ended September 30, 2015 and September 30, 2014, net cash used in financing activities consisted of shares of our stock that were delivered to us and included in treasury stock for the payment of taxes resulting from the vesting of restricted stock. During the nine-month period ended September 30, 2015, we made $2.2 million in interest payments on our financing arrangement with our lenders.
Going Forward
In 2014, we differentiated ourselves by adding more predictable, higher growth, higher margin business that could reduce the natural volatility of our current core business. With our acquisitions of RedPath and certain assets from Asuragen, we executed on our strategic intent of becoming a leading commercialization company for the molecular diagnostics industry.
The accompanying financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
As of September 30, 3015, we had cash and cash equivalents of $9.0 million, accounts receivable of $12.3 million and unbilled costs and accrued profits on contracts in progress of $5.2 million.  Historically, the Interpace Diagnostics' segment has collected approximately 56% of cumulative gross billings.
For the nine months ended September 30, 2015, on a consolidated basis including the Commercial Services segment, our net loss was $15.7 million and cash used in operating activities was $13.5 million.
As a result of the sale of our Commercial Services segment, we will focus its resources and strategic initiatives on our Interpace Diagnostics segment.  We believe our Interpace Diagnostics segment is still at an early stage of commercial development. As with many companies in a similar stage, sufficient capital is required before achieving profitability. We will require additional capital in 2016 to fund operations. There is no guarantee that additional capital will be raised that is sufficient to fund our operations in 2016.
In addition to continuing its strategic business plan on generating revenue, we intend to explore various other alternatives, including strategic partnerships, equity financing, credit revolver utilizing Interpace Diagnostics accounts receivables, debt or other financing alternatives.  Management can also take steps to reduce the Company’s future operating expenses as needed.  However, we cannot provide any assurance that it will be able to raise additional capital as needed.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty should we be unable to raise additional needed capital.
We believe that the relatively modest rate of inflation over the past two years has not had a material impact on our net revenue or income (loss) from continuing operations.

Off-Balance Sheet Arrangements
None.

PDI, Inc.

Item 4.  Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.
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

PDI, Inc.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc. (Prolias) filed a complaint (the Complaint) against the Company with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-899-15). (the "Prolias Litigation"). In the Complaint, Prolias alleges that it and the Company entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto (collectively the "Agreement"), whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as "Thymira."  Thymira is a minimally invasive diagnostic test that is being developed to detect thyroid cancer.

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

The Court has established a case management schedule that requires the parties to complete all written discovery and fact witness depositions by January 29, 2016.

The Company denies that it is liable to Prolias for any of the claims asserted in the Complaint and it intends to vigorously defend itself against those claims and pursue all claims asserted in the Counterclaim.

Item 1A. Risk Factors
You should carefully consider the risks described below, together with the other information contained in this Form 10-Q, including our financial statements and the related notes appearing in this Form 10-Q.  In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A “Risk Factors” of the Form 10-K.  The risks described in this Form 10-Q or the Form 10-K are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.  We cannot assure you that any of the events discussed in the risk factors in this Form 10-Q or the Form 10-K will not occur.  These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and if so our future prospects would likely be materially and adversely affected.  If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.  You should understand that it is not possible to predict or identify all such risks.  Consequently, you should not consider the risk factors in this Form 10-Q or the Form 10-K to be a complete discussion of all potential risks or uncertainties.

Risks Related to the Asset Sale

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect our business.

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with customers, suppliers and employees. As a result of the announcement and pendency of the Asset Sale, third parties may be unwilling to enter into material agreements with respect to our Commercial Services segment. New or existing customers and business partners may prefer to enter into agreements with our competitors who

PDI, Inc.

have not expressed an intention to sell a portion of their business because customers and business partners may perceive that such new relationships are likely to be more stable. In addition, pending the completion of the Asset Sale, we may be unable to attract and retain key personnel as employees working in the Commercial Services segment or otherwise may become concerned about the future of the business and lose focus or seek other employment. Furthermore, our management’s focus and attention and employee resources may be diverted from operational matters during the pendency of the Asset Sale.

The Asset Purchase Agreement also imposes certain restrictions on the conduct of our business prior to the completion of the Asset Sale, which could delay or prevent us from undertaking business opportunities that may arise pending completion of the Asset Sale. In the event that the Asset Sale is not completed, the announcement of the termination of the Asset Purchase Agreement may also adversely affect the trading price of our common stock, our business or our relationships with customers, suppliers and employees.

We cannot be sure if or when the Asset Sale will be completed.

The consummation of the Asset Sale is subject to the satisfaction or waiver of various conditions, including the authorization of the Asset Sale by our stockholders. We cannot guarantee that the closing conditions set forth in the Asset Purchase Agreement will be satisfied. If we are unable to satisfy the closing conditions in the Buyer’s favor, or if other mutual closing conditions are not satisfied, the Buyer will not be obligated to complete the Asset
Sale.

If the Asset Sale is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives to the Asset Sale that may be available, which alternatives may not be as favorable to our stockholders as the Asset Sale. Any future sale of substantially all of our assets or other transactions may be subject to further stockholder approval.

If we fail to complete the Asset Sale, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations, and financial condition. If we fail to complete the Asset Sale, we expect that we will also retain and continue to operate the Commercial Services segment. The potential for loss or disaffection of employees or customers of the Commercial Services segment following a failure to consummate the Asset Sale could have a material, negative impact on the value of our business.

In addition, if the Asset Sale is not consummated, our management and other employees will have expended extensive time and effort and their focus and attention will have been diverted from operational matters during the pendency of the transaction, and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

The Asset Purchase Agreement limits our ability to pursue alternatives to the Asset Sale.

The Asset Purchase Agreement contains provisions that make it more difficult for us to sell the Commercial Services segment to any party other than the Buyer. These provisions include the prohibition on our ability to solicit competing proposals and the requirement that we pay a termination fee equal to 3.5% of the Base Cash Payment plus the Contingent Downpayment, if any, and reimburse the Buyer for its expenses if the Asset Purchase Agreement is terminated in specified circumstances. These provisions could make it less advantageous for a third party that might have an interest in acquiring us or all of or a significant part of the Commercial Services segment to consider or propose an alternative transaction, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by the Buyer.

The Asset Purchase Agreement will expose us to contingent liabilities that could have a material adverse effect on our financial condition.

We have agreed to indemnify the Buyer for damages resulting from or arising out of any inaccuracy or breach of any representation, warranty or covenant of ours in the Asset Purchase Agreement, any and all liabilities of ours not assumed by the Buyer in the Asset Sale and for certain other matters. Significant indemnification claims by the Buyer could have a material adverse effect on our financial condition. We will not be obligated to indemnify the Buyer for any breach of certain of the representations and warranties by us under the Asset Purchase Agreement until the aggregate amount of claims for indemnification exceed $250,000. In the event that claims for indemnification exceed this threshold, we will be obligated to indemnify the Buyer for any damages or loss resulting from such breach up to 25% of the total purchase price paid or due and payable by the Buyer to us. Claims for indemnification for breaches of covenants made by us under the Asset Purchase Agreement and for breaches of representations and warranties classified as fundamental representations or any provision of the Asset Purchase Agreement relating to taxes will not be subject to the deductible or aggregate liability cap described above. The Asset Purchase Agreement also allows the Buyer

PDI, Inc.

to withhold monies due against an earn-out payment if indemnification claims are asserted. In addition, under the Asset Purchase Agreement, we will retain all of our debts and liabilities not assumed by the Buyer.

Because the Commercial Services segment represented approximately 98.8% of our consolidated revenue for the fiscal year ended December 31, 2014, if the Asset Sale is completed, our business following the Asset Sale will be substantially different and may never achieve or sustain profitability.

The Commercial Services segment represented approximately 98.8% of our consolidated revenue for the fiscal year ended December 31, 2014 while the revenue generated from our Interpace Diagnostics segment was $1.5 million for the fiscal year ended December 31, 2014, or 1.2% of our consolidated revenue for the same period. We intend to use the net proceeds from the Asset Sale to pay the balance of the outstanding loan under the Credit Agreement and related fees, to fund our future business activities, including our Interpace Diagnostics segment, and for general working capital purposes. Although we expect the revenue generated from our Interpace Diagnostics segment to grow in the future, there can be no assurance that we will achieve revenue sufficient to offset expenses. Additionally, we believe that we will need additional funding in the near future to finance the development and operation of our business activities, including our Interpace Diagnostics segment. Additional funding may not be available to us on acceptable terms, or at all.

Furthermore, there is no guarantee that we will be able to achieve sustained growth in our Interpace Diagnostics segment, achieve or sustain profitability in our Interpace Diagnostics segment, or generate positive cash flows from our Interpace Diagnostics segment, or in new products or business opportunities we may pursue.

In addition, since our focus following the closing of the Asset Sale will be on our Interpace Diagnostics segment, our management may face even greater expectations from investors and analysts to more quickly produce improved quarterly financial results for our Interpace Diagnostics segment as compared to the periods prior to the Asset Sale. This might cause distractions for our management and our board of directors and might at times conflict with our desire to build long-term stockholder value.

After we pay the balance of the outstanding loan under the Credit Agreement and related fees, we may not be able to continue as a going concern if we do not generate sufficient revenue or obtain additional financing.

We intend to use a significant portion of the net proceeds received at the closing of the Asset Sale to pay the balance of the outstanding loan under the Credit Agreement and related fees. Although we expect the revenue generated from our Interpace Diagnostics segment to grow in the future, there can be no assurance that we will achieve revenue sufficient to offset expenses. Additionally, we believe that we will need additional funding in the near future to finance the development and operation of our business activities, including our Interpace Diagnostics segment, which funding may not be available to us on acceptable terms, or at all. If we do not generate sufficient revenue or obtain additional financing, we may not be able to continue as a going concern. If we are unable to continue as a going concern, investors may lose all of their investment in us.

Because our business will initially be smaller following the completion of the Asset Sale, there is a possibility that our common stock may be delisted from NASDAQ if we fail to satisfy the continued listing standards of that market.

Even though we currently satisfy the continued listing standards for NASDAQ, initially following the completion of the Asset Sale, our business will be smaller, and, therefore, we may fail to satisfy the continued listing standards of NASDAQ. In the event that we are unable to satisfy the continued listing standards of NASDAQ, our common stock may be delisted from that market. Any delisting of our common stock from NASDAQ could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

A portion of the purchase price is contingent and we may not receive those payments.

Up to $7.1 million of the purchase price is subject to the entry by us prior to the closing of both a binding contract and a corresponding statement of work with one of our prospective clients that has been approved by the Buyer and is projected to result in revenue in 2016 in an amount equal to or greater than $25.0 million. If the determinations of this event and the amount of this payment are not agreed by the parties, then the determinations shall be made in good faith by the Buyer. We are also entitled to receive an earn-out payment equal to one-third of the 2016 revenues generated by the Commercial Services segment under certain specified contracts and client relationships, less the amount paid to us at the closing of the Asset Sale. The Asset Purchase Agreement

PDI, Inc.

also allows the Buyer to withhold monies due under the earn-out arrangement if indemnification claims are asserted. The Buyer has broad discretion to operate its post-closing business and may choose to do so in a manner which may or may not result in the payment to us of this earn-out payment.

Our stockholders will not receive any distribution from the Asset Sale, and may never receive any return of value.

We do not intend to distribute to stockholders any cash proceeds from the Asset Sale. Instead, we intend to use the net proceeds from the Asset Sale to pay the balance of the outstanding loan under the Credit Agreement and related fees, to fund our future business activities, including our Interpace Diagnostics segment, and for general working capital purposes. Any future decision for the use of those funds will be made by our board of directors.

In addition, we have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our business. Stockholders also do not have appraisal rights in connection with the Asset Sale. Stockholders will not receive any liquidity from the Asset Sale and the only return to them will be based on any future appreciation in our stock price or upon a future sale or liquidation of our company. Much depends on our future business, including the success or failure of our Interpace Diagnostics segment. There are no assurances that we will be successful, and current stockholders may never get a return on their investment.

We may undergo, or may already have undergone, an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, which could affect our ability to offset gains, if any, realized in the Asset Sale against our deferred tax assets.

Section 382 of the Internal Revenue Code of 1986, as amended (the Code), contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company.

If we were to undergo one or more “ownership changes” within the meaning of Section 382 of the Code, or if one has already occurred, our deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences existing as of the date of each ownership change may be unavailable, in whole or in part, to offset gains, if any, from the Asset Sale. If we are unable to offset fully for U.S. federal income tax purposes gains, if any, realized in respect of the Asset Sale with the tax loss carry-forwards, we may incur additional U.S. federal income tax.

Our executive officers and directors may have interests in the Asset Sale other than, or in addition to, the interests of our stockholders generally.

Members of our board of directors and our executive officers may have interests in the Asset Sale that are different from, or are in addition to, the interests of our stockholders generally. Our board of directors was aware of these interests and considered them, among other matters, in approving the Asset Purchase Agreement. The consummation of the Asset Sale would constitute a “change of control” under employment separation agreements with our executive officers.

Our Chief Executive Officer is entitled to certain benefits pursuant to her employment separation agreement with us if her employment is terminated in connection with a change of control. Our other executive officers may also be entitled to certain benefits in accordance with their respective employment separation agreements in the event of a change of control. In addition, in general, non-performance based SARs, RSUs and restricted stock awarded to our employees, including those awarded to our executive officers, vest upon a change of control. Also the time-based component of any equity award subject to performance goals would be deemed satisfied, however, the applicable performance goals would still need to be satisfied before such award would vest.

We will continue to incur the expenses of complying with public company reporting requirements following the closing of the Asset Sale.

After the Asset Sale, we will continue to be required to comply with the applicable reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and NASDAQ, and will incur significant legal, accounting and other expenses in connection

PDI, Inc.

with that compliance. In addition, our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives.

We may be exposed to litigation related to the Asset Sale from the holders of our common stock.

Transactions such as the Asset Sale are often subject to lawsuits by stockholders. Because the holders of our common stock will not receive any consideration from the Asset Sale, it is possible that they may sue us or our board of directors. Such lawsuits could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

PDI, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1
Asset Purchase Agreement, dated as of October 30, 2015, by and between Publicis Touchpoint Solutions, Inc. and PDI, Inc. is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015.

10.2
Controlled Equity OfferingSM Sales Agreement, dated November 2, 2015, by and between PDI, Inc. and Cantor Fitzgerald & Co. is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015.

10.3	Amendment No. 1 to Note, dated July 30, 2015, by and between Redpath Equityholder Representative, LLC, a Delaware limited liability company, and the Company, filed herewith.

10.4
Limited Waiver, Consent and Amendment No. 2 to Note, dated October 30, 2015, by and among RedPath Equityholder Representative, LLC, PDI, Inc., and Interpace Diagnostics, LLC is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015.

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

PDI, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 12, 2015	PDI, Inc.
(Registrant)

/s/ Nancy S. Lurker
Nancy S. Lurker
Chief Executive Officer
Principal Executive Officer

/s/ Graham G. Miao
Graham G. Miao
Chief Financial Officer
Principal Financial Officer