Form 10-K
period 2015-12-31
Interpace Diagnostics Group, Inc.
filed 2016-03-30
CIK 1054102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to_________________

Commission file Number: 000-24249

Interpace Diagnostics Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2919486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Morris Corporate Center 1, Building A 300 Interpace Parkway, Parsippany, NJ 07054
(Address of principal executive offices and zip code)

(844) 405-9655
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,550,048 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2016, 18,162,671 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant's 2016 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days of the end of the fiscal year ended December 31, 2015, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K (Form 10-K), the Proxy Statement is not deemed to be filed as part hereof.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

* The information required under this item is to be contained in the Proxy Statement for the registrant's annual meeting of stockholders, and is incorporated herein by reference. It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2016.

Interpace Diagnostics Group, Inc.
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

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	our ability to profitably grow our business, including our ability to finance our business on acceptable terms and successfully compete in the market;

•	our ability to obtain broad adoption of and reimbursement for our molecular diagnostic tests in a changing reimbursement environment;

•	whether we are able to successfully utilize our operating experience to sell our molecular diagnostic tests;

•	our limited operating history as a molecular diagnostics company;

•	our dependence on a concentrated selection of payors for our molecular diagnostic tests;

•	the demand for our molecular diagnostic tests from physicians and patients;

•	our reliance on our internal sales forces for business expansion;

•	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;

•	our ability to scale our operations, testing capacity and processing technology;

•	product liability claims against us;

•	our involvement in current and future litigation against us;

•	the effect current and future laws, licensing requirements and regulation have on our business especially the changing FDA environment as it relates to molecular diagnostics;

•	our exposure to environmental liabilities as a result of our business;

•	the susceptibility of our information systems to security breaches, loss of data and other disruptions;

•	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;

•	our ability to attract and retain qualified sales representatives and other key employees and management personnel;

•	competition in the segment of the molecular diagnostics industry in which we operate or expects to operate;

•	our ability to obtain additional funds in order to implement our business models and strategies;

•	the results of any future impairment testing for goodwill and other intangible assets;

•	our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such items on our revenues, profitability and ongoing business;

•	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;

•	our ability to comply with the listing requirements of the NASDAQ Capital Market;

•	the effect our largest stockholder may have on us;

•	failure of third-party service providers to perform their obligations to us; and

•	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings.

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

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

 Company Background

We are focused on developing and commercializing molecular diagnostic tests principally focused on early detection of high potential progressors to cancer. and leveraging the latest technology and personalized medicine for patient diagnosis and management. We currently have four commercialized molecular tests: PancraGen®, a pancreatic cyst molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy, ThyraMIR®, which assesses thyroid nodules risk of malignancy utilizing a proprietary gene expression assay. We also have on the market in a limited way, an assay also utilizing our PathFinder platform, for Barrett's Esophagus, an esophageal cancer risk classifier. We are planning to expand our approach to the Barrett’s market by potentially soft launching in 2016 an early assessment Barrett’s assay. We also have in development an assay for biliary cancer.

Our mission is to provide personalized medicine through molecular diagnostics and innovation to advance patient care based on rigorous science. We aim to provide physicians and patients with diagnostic options for detecting genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers. Our customers consist primarily of physicians, hospitals and clinics.

In December 2015, we sold a majority of our Commercial Services, or CSO, business to Publicis Healthcare Solutions, Inc., or the Buyer, under a definitive asset purchase agreement for a total cash payment of $28.5 million, including an initial upfront cash payment of $25.5 million and $3.0 million of a working capital adjustment. The agreement was previously announced on November 2, 2015 and the transaction was approved by a majority of stockholders on December 22, 2015.  We used the proceeds from the transaction to pay off our senior commercial debt and for ongoing working capital to fund the remainder of our CSO business winding down through March 2016, the transition to a molecular diagnostics company as well as our molecular diagnostics operations. Subsequent to the CSO sale, we also changed our corporate name to Interpace Diagnostics Group, Inc. and began trading under the trading symbol IDXG on The NASDAQ Stock Market, LLC, or NASDAQ on December 23, 2015.

With the completion of the CSO transaction and termination of related activities through March 2016, we will be a pure play in the expanding molecular diagnostics industry offering solutions for determining the presence of certain cancers to clinicians and their patients as well as providing prognostic pre-cancerous information, an expanding market opportunity. The molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and avoiding too frequent monitoring. We are keenly focused on growing our test volumes, securing reimbursement, and driving revenue for our three commercialized innovative tests as well as expanding our business by developing and promoting synergistic products in our market.

In March 2016, we announced that we implemented a broad-based program to maximize efficiencies and cut costs as we focus on improving cash flows and profitability while completing our transition to a standalone molecular diagnostics business. In addition to reducing headcount, we have realigned our compensation structure, consolidated positions, eliminated programs and development plans that did not have near term benefits, streamlined and right-sized operating systems while reducing overhead.

We have been successfully expanding the reimbursement of our products:

•
In February 2016, we announced that we received Medicare approval for coverage of ThyraMIR. As a result, the ThyraMIR test is now accessible to more than 50 million covered Medicare patients nationwide effective December 14, 2015. ThyGenX® is already covered by Medicare, therefore, the addition of coverage for ThyraMIR provides Medicare covered patients the benefits of the ThyGenX/ThyraMIR combination test.

•
In January 2016. we announced that our Medicare administrative carrier, Novitas Solutions, issued a new local coverage determination, or LCD, for PancraGen®. The LCD provides the specific circumstances under which PancraGen® is covered. The new policy is non-conditional and may improve the efficiency of the testing process for doctors and patients. The LCD covers approximately 55 million patients, bringing the total patients covered for PancraGen® to nearly 68 million.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

•
In August 2015, we announced that both the ThyGenX® Thyroid Oncogene Panel and ThyraMIR® Thyroid miRNA Classifier secured coverage by one of the largest independent Blue Cross Blue Shield plans which insures 3.3 million patients.  This medical policy update, covering both ThyGenX® and ThyraMIR®, was the first large commercial insurance plan to cover ThyraMIR®.

•
In July 2015, we announced that ThyGenX® was approved by Aetna for assessing fine needle aspiration samples from indeterminate thyroid nodules.  Aetna's insurance plans cover 46 million patients and its positive coverage decision brings the total number of patients covered for ThyGenX® to be more than 100 million.

On January 7, 2016, we were notified by NASDAQ that we were no longer in compliance with the minimum bid price requirements of the stock exchange and that we have until July 5, 2016 to regain compliance with this requirement or face delisting. We are currently considering available options to regain compliance.

We were originally incorporated in New Jersey in 1986 and began commercial operations in 1987. In connection with our initial public offering, we re-incorporated in Delaware in 1998. We operate our molecular diagnostics business through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013 and Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc., or RedPath, which was formed in Delaware in 2007.

Our executive offices are located at Morris Corporate Center 1, Building A, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (844) 405-9655.

Our Business

We are developing and commercializing molecular diagnostic tests to detect genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers, which are principally focused on early detection of high potential progressors to cancer. As a result of our acquisitions during 2014 of RedPath and certain assets from Asuragen, Inc., or Asuragen, we offer PancraGen® (formerly known as PathFinderTG® Pancreas), a diagnostic test designed for determining risk of malignancy in pancreatic cysts, ThyGenX®, a next-generation sequencing test designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules, and ThyraMIR®, a novel microRNA gene expression classifier that was launched earlier this year. We also have on the market in a limited way, an assay also utilizing our PathFinder platform, for Barrett's Esophagus, an esophageal cancer risk classifier. We are planning to expand our approach to the Barrett’s market by potentially soft launching in 2016 an early assessment Barrett’s assay. We also have in development an assay for biliary cancer.

Up through December 22, 2015 for the CSO business we sold and through March 2016 for the Established Relationship Teams, or ERT unit, we also provided pharmaceutical, biotechnology, diagnostics and healthcare companies with full-service outsourced product commercialization and promotion solutions through our CSO business.  Our CSO business offered customers a range of standard and customizable options for their products throughout their entire lifecycles, from development to commercialization.

Strategy

Our primary goal is to grow our molecular diagnostics business. The key elements of our strategy to achieve this goal include:

•
focusing on the predictable and higher growth, higher margin businesses of our PancraGen®, ThyGenX®, ThyraMIR® and PathFinderTG® Barrett's franchises and developing and commercializing other related molecular diagnostic assays and related products;

•	supporting our products in the market with high quality data and studies and seeking dependable and appropriate reimbursement rates;

•	seeking business alliances to expand the market reach of our assays and leveraging our commercial infrastructure;

•	building a leading oncology diagnostics business, focused in the gastrointestinal and endocrine cancer markets;

•
leveraging our Clinical Laboratory Improvement Amendments, or CLIA, certified, and College of American Pathologists, or CAP, accredited laboratories to develop and further commercialize assays and products;

•
strengthening and expanding our intellectual property position by seeking and maintaining domestic and international patents where appropriate, on our current assets and inventions that are commercially important to our business; and

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

•	providing innovative, flexible, customizable and cost effective services to our customers.

 Reporting Segments

We currently operate under one operating segment, which is our molecular diagnostic business. Until December 22, 2015 prior to the CSO sale, we operated under two reporting segments: Commercial Services and Interpace Diagnostics. The ERT unit, which was previously reported within Commercial Services, is included in discontinued operations through December 31, 2015. In February 2015, we completed the sale of Group DCA and have classified both the Commercial Services business and Group DCA as discontinued operations for reporting purposes.

Our Business
Our current business generates revenue from sales of our molecular diagnostic tests, which we began selling in late 2014. The net revenue generated from our current business was $9.4 million for the fiscal year ended December 31, 2015.

Background

Molecular diagnostics is one of the largest segments in the $57 billion in vitro diagnostics industry.

The molecular diagnostics segment is highly fragmented with numerous science-based companies that have developed clinical tests that are on the market or ready or near ready to be marketed. A vast majority of these companies have very limited experience bringing a test to market and many of them do not have the capital to build an infrastructure to effectively commercialize their tests. Due to their complexity, most molecular diagnostic tests require a specialized go-to-market strategy that includes messaging to physicians and potentially patients and managed care organizations. Additionally, robust data and clinical studies are often necessary to convince physicians and managed care organizations of the benefit and utility of the assays offered. We believe that developing and delivering these kinds of messages is one of our core strengths.

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

Our Molecular Diagnostic Tests

We are developing and commercializing molecular diagnostic tests to detect genetic alterations that are associated with gastrointestinal and endocrine cancers, which are principally focused on early detection of high potential progressors to cancer. We offer PancraGen®, a molecular diagnostic test designed for determining risk of malignancy in pancreatic cysts, and ThyGenX®, a next-generation sequencing test designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules, ThyraMIR®, a novel microRNA gene expression classifier that was launched earlier in 2015, and PathFinderTG® Barrett's, a Barrett's assay for Barrett's Esophagus, an esophageal cancer risk classifier and a test for biliary cancer, which we sell today to limited customers. We also have several additional diagnostic tests in late stage development that are designed to detect genetic alterations that are associated with gastrointestinal cancers.

Gastrointestinal Cancer Tests

Our current gastrointestinal cancer diagnostic test, PancraGen®, (which provided the majority of our revenues in 2015) is based on our PathFinderTG® platform (PathFinder). PathFinder is designed to use advanced clinical algorithms to accurately stratify patients according to risk of cancer by assessing panels of DNA abnormalities in patients who have lesions (cysts or solid masses) with potential for cancer. PathFinder is supported by our state of the art CLIA certified, and CAP accredited laboratory in Pittsburgh, Pennsylvania. Our Pittsburgh laboratory is our major commercial-scale and development Center of Excellence where we process the majority of our current and future oncology related tests and support our development activities through this laboratory.

PancraGen® is designed for determining the risk of malignancy in pancreatic cysts and we believe that PancraGen® is the leading integrated molecular diagnostic test for determining risk of malignancy in pancreatic cysts currently available on the market. We estimate that the total market for PancraGen® is approximately $350 million annually based on the current size of the patient population and current and anticipated reimbursement rates. To date, PancraGen® has been used in about 25,000 clinical

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

cases. In February 2015, the results of a study by the National Pancreatic Cyst Registry were published in Endoscopy, the leading international periodical in the field of gastroenterology. The study involved ten institutions and a patient registry that examined the ability of PancraGen® to determine malignancy in pancreatic cysts. This study demonstrated that PancraGen® as a clinically validated test more accurately determined the malignant potential of pancreatic cysts than the Sendai 2012 guideline, which was a study to evaluate the accuracy of the Sendai 2012 EUS criteria for detection of malignant pancreatic cystic lesions in the context of routine clinical care. Accordingly, we believe that PancraGen® provides a highly reliable diagnostic option for identifying patients with pancreatic cysts who are at low or high risk for developing pancreatic cancer.

We have also developed a cancer diagnostic assay which is designed to evaluate patients with Barrett’s esophagus, a common upper gastrointestinal condition that can progress into esophageal cancer. We have on the market in a limited way , this assay that also utilizes our PathFinder platform. We estimate that the total market is approximately $2 billion annually based on the current size of the patient population and anticipated reimbursement rates. We also have on the market in a limited way, an assay also utilizing our PathFinder platform. We are planning to expand our approach to the Barrett’s market by potentially soft launching in 2016 an early assessment Barrett’s assay.

Endocrine Cancer Tests

We have two endocrine cancer diagnostic tests that are currently on the market. ThyGenX® is our DNA based 8 oncogene panel, next generation sequencing endocrine cancer diagnostic test currently on the market. ThyGenX® is a next-generation sequencing test designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules. ThyGenX®, when applied to indeterminate fine needle aspiration, or FNA, provides a highly specific “rule-in” test with over 80% positive predictive value in predicting whether a patient’s thyroid nodule is cancerous. Our second endocrine cancer diagnostic test that was launched is ThyraMir®, which is based on microRNA and is designed to provide a highly sensitive “rule-out” test to accurately categorize a mutation negative indeterminate FNA as being benign or malignant. Our technology is supported by our state of the art CLIA-certified laboratories in Pittsburgh, PA and New Haven, CT. We estimate the total market for our endocrine cancer diagnostic tests is approximately $350 million annually based on the current size of the patient population, estimated numbers of indeterminate FNAs and current and anticipated reimbursement rates.

Endocrinologists evaluate thyroid nodules for possible cancer by collecting cells through FNAs that are then analyzed by cytopathologists to determine whether or not a thyroid nodule is cancerous. It is estimated that up to 30% or up to approximately 150,000 of FNAs analyzed annually yield indeterminate results, meaning they cannot be diagnosed as definitely being malignant or benign by cytopathology alone. Traditionally, guidelines recommended that patients with indeterminate cytopathology results undergo surgery to remove all or part of their thyroid to obtain an accurate diagnosis by looking directly at the thyroid tissue. Historically, in approximately 70% to 80% of these cases, the thyroid nodule proves to be benign. In addition to exposing a patient to unnecessary surgical risk and incurring costs, surgery can lead to a lifetime of thyroid hormone replacement therapy. Our ThyGenX® and ThyraMir® assays, are aimed at significantly improving the ability of physicians to determine an accurate diagnosis of an indeterminate FNA result.

Research and Development
We conduct our research and development activities at our CLIA-certified New Haven laboratory and CLIA-certified, CAP-accredited laboratory in Pittsburgh. Our research and development efforts currently focus on providing data and clinical trials and analyses necessary to support our existing products on the market. Additionally our research and development activities provide product line extension of our existing products as well as new product opportunities utilizing our proprietary platforms.

We will also focus our research and development efforts on enhancing existing molecular diagnostic tests as new research becomes available. We may enter collaborative relationships with research and academic institutions for the development of additional or enhanced molecular diagnostic tests to further increase the depth and breadth of our molecular diagnostic test offerings. Where appropriate, we may also enter into licensing agreements with our collaborative partners to both license intellectual property for use in our molecular diagnostic test panels as well as licensing such intellectual property out, as appropriate.

Significant Customers

Our customers consist primarily of physicians, hospitals and clinics. Our revenue channels include reimbursement by Medicare, Medicare Advantage, Medicaid, and client billings (for example, hospitals and clinics), and commercial payors.

Marketing

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

Our commercialization efforts are currently focused in Endocrinology and Gastroenterology.  Communication of our molecular diagnostic marketing messages are done through our field based sales teams, print and digital advertising, a web presence, peer-reviewed publications, and trade show exhibits.  We believe that our molecular diagnostic tests provide value to payors, physicians and patients by lowering healthcare costs through avoidance of unnecessary surgeries, reducing the morbidity associated with unnecessary surgeries for patients, and providing better diagnostic and prognostic insights to physicians. We support our molecular diagnostic tests' value propositions through rigorous science that demonstrates their clinical and analytical validity as well as their clinical utility, which demonstrates how they actually impact physicians' decisions. We communicate this value proposition by leveraging our highly specialized Endocrine and Gastrointestinal Infection field sales channel.

We also communicate to payors, integrated delivery systems and hospital systems about our molecular diagnostic tests' value through highly trained professionals who are experienced in reimbursement and business to business selling and through face to face meetings, phone calls, digital communications and advisory boards. We develop health economic analyses and budget impact models and incorporate these along with our clinical validation studies, and clinical utility studies to demonstrate our molecular diagnostic tests' value to this distinct and important constituency.

Intellectual Property

Patents, trademarks and other proprietary rights are important to us. We generate our own intellectual property and hold numerous patents and patent applications covering our existing and future products and technologies. As of December 31, 2015, we owned 2 issued patents in Australia and Japan and 9 pending patent applications in the United States and 7 pending patent applications in Europe, Australia, Brazil, Canada, Israel and Japan. Our issued patents expire in 2027, and our pending patent applications, if issued, are expected to expire between 2027 and 2032, absent any adjustments or extensions. Our patents are directed to certain of the technologies relating to detecting, diagnosing, and classifying thyroid tumors, pancreatic cysts and other forms of gastrointestinal disorders, such as Barrett's esophagus.

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

In addition to our own molecular diagnostic test development efforts, we are currently using, and intend to use in the future, certain tests and biomarkers that have been developed by third parties or by us in collaboration with third parties. While a significant amount of intellectual property in the field of molecular diagnostic tests is already in the public domain, ThyraMir®, ThyGenX®, PancraGen®, and some of the future tests developed by us, or by third parties on our behalf for use in our tests, may require, that we license the right to use certain intellectual property from third parties and pay customary royalties or make one time payments.

On August 13, 2014, the Company, consummated an agreement to acquire certain fully developed thyroid and pancreas cancer diagnostic tests, other tests in development for thyroid cancer, associated intellectual property and a biobank with more than 5,000 patient tissue samples (collectively the Acquired Property) from Asuragen pursuant to an asset purchase agreement, or the Agreement. The Company paid $8.0 million at closing and paid an additional $0.5 million to Asuragen for certain integral transition service obligations set forth in a transition services agreement, entered into concurrently with the Agreement. The Company also entered into two license agreements with Asuragen relating to the Company’s ability to sell the fully developed thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer. Under the Asuragen License Agreement, we owe a $500,000 milestone payment, which was payable in February 2016, but which we are in the process of negotiating a restructuring of the payment. We are obligated to pay royalties on the future net sales of the miRInform® pancreas platform for a period of ten years following a qualifying sale, on the future net sales of the miRInform® thyroid platform through August 13, 2024 and on certain other thyroid diagnostics tests for a period of ten years following a qualifying sale

Additionally, we have a broad and growing trademark portfolio. We have secured trademark registrations for the marks PancraGen® and miRInform® in the United States, and miRInform® with the World Intellectual Property Organization. We also have pending trademark applications for our other molecular diagnostic tests in the United States.

Competition

We compete on the basis of such factors as reputation, service quality, management experience, performance record, customer satisfaction, ability to respond to specific customer needs, integration skills, product portfolio, and price.  Increased competition and/or a decrease in demand for our services or molecular diagnostic tests may also lead to other forms of competition.  We believe that our business has a variety of competitive advantages that allow us to compete successfully in the marketplace.  While we believe we compete effectively with respect to each of these factors, certain of our competitors are larger than us and have greater

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

capital, personnel and other resources than we have. Many of our competitors also offer broader product lines outside of the molecular diagnostic testing market, and many have greater brand recognition than we do. Moreover, our competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue.  Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share and our ability to attract new business opportunities as well as our business, financial condition and results of operations.
We also compete with physicians and the medical community who use traditional methods to diagnose gastrointestinal and endocrine cancers. In many cases, practice guidelines in the United States have recommended therapies or surgery to determine if a patient’s condition is malignant or benign. As a result, we believe that we will need to continue to educate physicians and the medical community on the value and benefits of our molecular diagnostic tests in order to change clinical practices and continue to support the use of molecular diagnostic tests in clinical guidelines.
Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc., or Veracyte, has a molecular thyroid nodule cancer diagnostic test (Afirma) that is the current market leader and competes with our ThyGenX® and ThyraMir® tests. Quest Diagnostics Incorporated, or Quest, currently offers a diagnostic test similar to the earlier version of our ThyGenX® test and CBLPath, Inc., or CBL, is offering a diagnostic test that analyzes genetic alterations using next-generation sequencing. Other competitors include Accelerate Diagnostics, Inc., Cancer Genetics, Inc., Genomic Health Inc., NeoGenomics Inc. and Trovagene, Inc.
There are currently no direct competitors to PancraGen® that integrate clinical, imaging, cytology, and molecular information to stratify patients' risk for malignancy and inform physicians on the best course of action, i.e. surgery or surveillance. Recently, one University Medical Center began offering a Next Generation Sequencing "gene only" panel that focuses on the analysis of a number of tumor suppressor genes, all of which are well known to be involved in cancer progression and are included in PancraGen®.  This test does not integrate any additional information to fully characterize a patient's risk for developing pancreatic cancer.  Importantly, there has been no clinical validation study completed on any gene panel for pancreatic cyst fluid, whereas PancraGen® has been validated in multiple studies and peer reviewed publications and has been used in over 25,000 patients.

It is also possible that we face future competition from laboratory-developed tests, or LDTs, developed by commercial laboratories such as Quest and other diagnostic companies developing new tests or technologies. Furthermore, we may be subject to competition as a result of new, unforeseen technologies that may be developed by our competitors in the gastrointestinal and endocrine cancer molecular diagnostic tests space.
To the best of our knowledge, there is no company currently marketing a Barrett's assay on the market; however, we are aware of companies that are in the process of developing assays and laboratory development tests for Barrett’s esophagus, so it is likely that this space will be competitive in the future.
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
Regulations Over Our Clinical Laboratories
The conduct and provision of our molecular diagnostic tests are regulated under CLIA. CLIA requires us to maintain Federal certification. CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, recordkeeping, quality assurance and participation in proficiency testing. CLIA compliance and certification are also a condition for participation by clinical laboratories in the Medicare Program and for eligibility to bill for services provided to governmental healthcare program beneficiaries. As a condition of CLIA certification, our laboratory is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by CMS, a CMS agent (typically a State agency), or, if the laboratory is accredited, a CMS-approved accreditation organization. Sanctions for failure to meet these certification, accreditation and licensure requirements include suspension, revocation or limitation of a laboratory’s CLIA certification, accreditation or license, which is necessary to conduct business, cancellation or suspension of the laboratory’s ability to receive Medicare or Medicaid reimbursement, as well as imposition of plans to correct deficiencies, injunctive actions and civil monetary and criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties,

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could harm our business. In addition to CLIA requirements, we participate in the oversight program of the CAP. Under CMS requirements, accreditation by CAP is sufficient to satisfy the requirements of CLIA. CLIA does not preempt State laws that are more stringent than Federal law. State laws may require additional personnel quality control, record maintenance and/or proficiency testing.
In addition to CLIA certification, we are required to maintain State licenses to conduct testing in our Pittsburgh and New Haven laboratories. Pennsylvania, New York and Connecticut laws require that we maintain a license and establish standards for the day-to-day operation of our clinical reference laboratories in Pittsburgh and New Haven. In addition, our clinical reference laboratory is required to be licensed on a test-specific basis by California, Florida, Maryland, New York and Rhode Island. California, Florida, Maryland, New York and Rhode Island laws also mandate proficiency testing for laboratories licensed under the laws of each respective State regardless of whether such laboratories are located in California, Florida, Maryland, New York or Rhode Island. We are currently in late-stage technical review of our ThyGenX® test for licensing in New York and maintain conditional approval for ThyraMIR® in New York. PancraGen® and PathFinder TG- Barrett's esophagus are approved in all applicable states. ThyGenX and ThyraMIR are approved in all states with the exception of New York. If we were to lose our CLIA certificate or State licenses for our laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular diagnostic tests, which would eliminate a source of revenue, this could have a material adverse effect on our business, financial condition and results of operations.
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

•
In addition to its comprehensive regulation of safety in the workplace, the United States Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus, by preventing or minimizing any exposure through needle stick or similar penetrating injuries. Although we believe that we are currently in compliance in all material respects with such Federal, State and local laws, failure to comply with such laws could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Further, laboratories that analyze human blood or other biological samples for the diagnosis and treatment of clinical trial subjects must comply with CLIA, as well as requirements established by Federal law, various States laws and local regulations. In addition, we are also subject to such laws relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemical and biological agents and compounds. Typically, we use outside vendors who are contractually obligated to comply with applicable laws and regulations to dispose of such waste. These vendors are licensed or otherwise qualified to handle and dispose of such waste. The failure to meet these requirements may result in civil penalties and suspension or revocation of our CLIA certifications at our New Haven and Pittsburgh laboratories.
Potential U.S. Food and Drug Administration Regulation of Diagnostics Tests
Both United States Federal and State governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. As indicated by work plans and reports issued by these agencies, the Federal government will continue to scrutinize, among other things, the marketing, labeling, promotion, manufacturing and export of molecular diagnostic tests. While subject to oversight by CMS through its enforcement of CLIA, the U.S. Food and Drug Administration, or the FDA, has claimed regulatory authority over all laboratories that produce LDTs, a type of in vitro diagnostic test that is designed, manufactured and used within a single laboratory. The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used in clinical laboratories to perform diagnostic testing in the United States. The FDA has generally exercised enforcement discretion over all LDTs. However, in October 2014, the FDA issued two draft guidance documents: “Framework for Regulatory Oversight of Laboratory Developed Tests,” which provides an overview of how the FDA would regulate LDTs through a risk-based approach, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests,” which provides guidance on how the FDA intends to collect information on existing

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

LDTs, including adverse event reports. Pursuant to the Framework for Regulatory Oversight draft guidance, LDT manufacturers will be subject to medical device registration, listing, and adverse event reporting requirements. The risk-based classification considers the LDT’s intended use, technological characteristics, and the risk to patients if the LDT were to fail. The FDA has indicated in its guidance that screening devices for malignant cancers are LDTs of higher concern to the FDA and for which enforcement of pre-market and post-market review requirements would likely commence before other LDT types.
Pursuant to the Framework for Regulatory Oversight draft guidance, LDT manufacturers will be required to either submit a pre-market application and receive the FDA’s approval before an LDT may be marketed or submit a pre-market notification in advance of marketing. These requirements will be phased in, starting with higher risk LDTs, following the issuance of the FDA’s final guidance on this topic. The draft guidance provides that LDTs that are already marketed at the time the final guidance is issued will not be withdrawn from the market during the FDA’s review process. There is no timeframe within which the FDA must issue its final guidance, but issuance of this final guidance has been identified among a list of the FDA’s priorities for 2016.
The Framework for Regulatory Oversight draft guidance states that within six months after the guidance documents are finalized, all laboratories will be required to give notice to the FDA and provide basic information concerning the nature of the LDTs offered. The FDA will then begin a phased review of the LDTs available, based on the risk associated with each test. For the highest risk LDTs, which the FDA classifies as Class III devices, the Framework for Regulatory Oversight draft guidance states that the FDA will begin to require pre-market review within 12 months after the Guidance is finalized. Other high risk LDTs will be reviewed over the next four years and then lower risk tests, which will be classified as Class II, will be reviewed in the following four to nine years. The Framework for Regulatory Oversight draft guidance states that the FDA expects to issue a separate guidance document describing the criteria for its risk-based classification 18 to 24 months after the guidance documents are finalized.
If the FDA regulates LDTs as proposed, then it would classify LDTs according to the current system used to regulate medical devices. Under that system, there are three different classes of medical devices, with the requirements becoming more stringent depending on the Class. Class I devices are those for which reasonable assurance of the safety and effectiveness can be provided by adherence to the FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulations, facility registration and product listing, reporting of adverse medical events and appropriate, truthful and non-misleading labeling, advertising and promotional materials, or general controls. Many Class I devices are exempt from pre-market regulation; however, some Class I devices require pre-market clearance by the FDA through the 510(k) pre-market notification process described below.
Class II devices are subject to the FDA’s general controls, and any other special controls as deemed necessary by the FDA to provide reasonable assurance of the safety and effectiveness of the devices. Pre-market review and clearance by the FDA for Class II devices are generally accomplished through the 510(k) pre-market notification procedure. Pre-market notification submissions are subject to user fees, unless a specific exemption applies. To obtain 510(k) clearance for a medical device (or for certain modifications to devices that have received 510(k) clearance), a manufacturer must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a pre-amendment device that was in commercial distribution before May 28, 1976, or a predicate device, for which the FDA has not yet called for the submission of a pre-market approval, or PMA, application. In making a determination that the device is substantially equivalent to a predicate device, the FDA compares the proposed device to the predicate device or predicate devices and assesses whether the subject device is comparable to the predicate device or predicate devices with respect to intended use, technology, design and other features which could affect the safety and effectiveness. If the FDA determines that the subject device is substantially equivalent to the predicate device or predicate devices, the subject device may be cleared for marketing. The FDA’s 510(k) clearance pathway generally takes from three to 12 months from the date the application is completed, but can take significantly longer. Moreover, in January 2011, the FDA announced 25 specific action items it intended to take to improve transparency and predictability of the 510(k) program. We anticipate that the changes may also result in additional requirements with which manufacturers will need to comply in order to obtain or maintain 510(k) clearance for their devices. These additional requirements could increase the costs or time for manufacturers’ seeking marketing clearances through the 510(k) process. Moreover, the 510(k) process could result in a not-substantially equivalent determination, in which case the device would be regulated as a Class III device, discussed below, or could be eligible for de novo classification available for novel low and moderate risk devices. In the de novo process, the FDA can classify a device into Class I or Class II based on a risk-based determination without the submission of a 510(k) or within 30 days after receipt of a not-substantially equivalent determination. In 2013, several assays and diagnostic tests received pre-market approval through the de novo process.
Class III devices are those devices which are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. Reasonable assurance of the safety and effectiveness of Class III devices cannot be assured solely by the general controls and the other requirements described above. These devices are required to undergo the PMA process

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

in which the manufacturer must demonstrate reasonable assurance of the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive pre-clinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. Pre-market approval applications (and supplemental pre-market approval applications) are subject to significantly higher user fees than are 510(k) pre-market notifications. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. The PMA process, including the gathering of clinical and non-clinical data and the submission to and review by the FDA, can take several years.
A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an effective Investigational Device Exemption from the FDA for a specified number of patients, unless the product is exempt from Investigational Device Exemption requirements or deemed a non-significant risk device eligible for more abbreviated Investigational Device Exemption requirements. The Investigational Device Exemption application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin 30 days after the submission of the Investigational Device Exemption application unless the FDA or the appropriate institutional review boards at the clinical trial sites place the trial on clinical hold.
Under the guidance documents, LDTs would also be subject to significant post-market requirements as well. After a device is placed on the market, regardless of the classification or pre-market pathway, it remains subject to significant regulatory requirements. Even if regulatory approval or clearance of a medical device is granted, the FDA may impose limitations or restrictions on the uses and indications for which the device may be labeled and promoted. Medical devices may be marketed only for the uses and indications for which they are cleared or approved.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of current or future products, operating restrictions, partial suspension or total shutdown of production, denial of 510(k) clearance or PMA applications for new products, or challenges to existing 510(k) clearances or PMA applications.
We are monitoring developments and anticipate that our products will be able to comply with requirements that are ultimately imposed by the FDA. In the meantime, we maintain our CLIA accreditation, which permits the use of LDTs for diagnostics purposes.
The FDA intends to issue draft guidance to describe general considerations for LDT Class assignment.  We believe that our LDTs would likely be regulated as either Class II or Class III devices should the FDA decide to proceed in the way that it has outlined in the guidance documents. It is also possible under those circumstances that some may fall into one Class and some into the other. Accordingly, some level of pre-market review - either a 510(k), PMA or de novo approval - would likely be required for each test. While the data requirements are typically greater for Class III devices, the data required for Class II devices has increased, and it is likely that some amount of clinical data (retrospective or prospective or both) would be required for either type of submission. The FDA continues to review the adequacy of its 510(k) process. It is difficult to predict what changes may result, but it should be assumed that any changes will increase, not decrease, the regulatory requirements.
Healthcare, Fraud, Abuse and Anti-kickback Laws

The Anti-kickback Law makes it a felony for a person or entity, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any Federal healthcare program. A violation of the Anti-kickback Law may result in imprisonment of up to five years and fines of up to $250,000 for each offense in the case of individuals and $500,000 for each offense in the case of organizations. Convictions under the Anti-kickback Law result in mandatory exclusion from federal healthcare programs for a minimum of five years. In addition, HHS has the authority to impose civil assessments and fines and to exclude healthcare providers and others engaged in prohibited activities from Medicare, Medicaid and other federal healthcare programs. Actions which violate the Anti-kickback Law also incur liability under the Federal False Claims Act, discussed in more detail below, which prohibits knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the U.S. Government.
Although the Anti-kickback Law applies only to federal healthcare programs, a number of states have passed statutes substantially similar to the Anti-kickback Law pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payors. Federal and state law enforcement authorities scrutinize arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals or induce the purchase or prescribing of particular products or services. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

of payments between healthcare providers and actual or potential referral sources. Generally, courts have taken a broad interpretation of the scope of the Anti-kickback Law, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals or purchases.
In addition to the requirements discussed above, several other healthcare fraud and abuse laws could have an effect on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal healthcare programs substantially in excess of its usual charges for its services. The terms "usual charge" and "substantially in excess" are ambiguous and subject to varying interpretations. Further, the Federal False Claims Act, discussed in more detail below, prohibits a person from knowingly submitting a claim, making a false record or statement in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government's involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs.
We are also subject to the federal physician self-referral prohibitions, commonly known as the Stark Law. These restrictions generally prohibit us from billing a patient or any governmental or private payor for any diagnostic services when the physician ordering the service, or any member of such physician's immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.
Persons or entities found to violate The Stark Law are required to refund any payments received pursuant to a referral prohibited by these laws to the patient, the payor or the Medicare program, as applicable. Sanctions for a violation of the Stark Law include the following:
• denial of payment for the services provided in violation of the prohibition;
• refunds of amounts collected by an entity in violation of the Stark Law;
• a civil penalty of up to $15,000 for each service arising out of the prohibited referral;
• possible exclusion from federal healthcare programs, including Medicare and Medicaid; and
• a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law's prohibition.

These prohibitions apply regardless of the reasons for the financial relationship and the referral. No finding of intent to violate the Stark Law is required for a violation. In addition, knowing violations of the Stark Law may also serve as the basis for liability under the Federal False Claims Act.
We do retain healthcare practitioners as key opinion leaders providing consultation in various aspects of the business. These arrangements as any arrangement that includes compensation to a healthcare provider may trigger Federal or State anti-kickback and Stark Law liability. All arrangements are designed to meet available safe harbors and exceptions provided in the anti-kickback laws and Stark laws, respectively. There is no guarantee that the government will find that these arrangements are designed properly or that they do not trigger liability. Under existing laws, all arrangements must have a legitimate purpose and compensation must be fair market value. These terms require some subjective analysis and there is limited available case law or guidance for the application of these laws to the CLIA Laboratory industry. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law; and there is no guarantee that the government will not have issue with the relationships between the laboratories and the healthcare providers.
HIPAA, Fraud and Privacy Regulations
The Federal government’s efforts to combat fraud in the healthcare setting were consolidated and strengthened under Public Law 104-191, the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA established a comprehensive program to combat fraud committed against all health plans, both public and private by, among other things creating two new Federal offenses: healthcare fraud (18 U.S. Code § 1347) and false statements relating to healthcare matters (18 U.S. Code § 1035). These provisions prohibit: (1) the knowing and willful execution, or attempted execution, of a scheme or artifice (a) to defraud any healthcare benefit program (including private payors), or (b) to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, in

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

connection with the delivery of or payment for healthcare benefits, items, or services; and (2) the knowing and willful (a) falsification, concealment or covering up of a material fact by any trick, scheme or device, or (b) making of any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services. A violation of these provisions is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.
HIPAA, along with the Health Information Technology for Economic and Clinical Health Act, or HITECH, and the various regulations promulgated thereunder, also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” The regulations promulgated under HIPAA govern: the Privacy of Individually Identifiable Health Information, restricting the use and disclosure of certain individually identifiable health information (45 C.F.R. §§ 164.500, et seq.); Administrative Requirements for electronic transactions, establishing standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures (45 C.F.R. §§ 162.100, et seq.); Security Standards for the Protection of Electronic Protected Health Information, requiring covered entities to implement and maintain certain security measures to safeguard certain electronic health information (45 C.F.R. §§ 164.302, et seq.); and Breach Notification, requiring covered entities and their business associates to provide notification following a breach of unsecured protected health information (45 C.F.R. §§ 164.400, et seq.). As a covered entity, and also in our capacity as a business associate to certain of our customers, we are subject to these standards. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards entails significant costs for us, and our failure to comply could lead to enforcement action that could have an adverse effect on our business. If we or our operations are found to be in violation of HIPAA or its implementing regulations, we may be subject to potentially significant penalties, including civil and criminal penalties, damages and fines.
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
Third Party Coverage and Reimbursement
Our customers bill many different payor groups. The majority of reimbursement dollars for traditional laboratory services are provided by traditional commercial insurance products, most notably preferred provider organizations (PPOs), and other managed care plans, as well as government healthcare programs, such as Medicare and Medicaid. PPOs, HMOs, and other managed care plans typically contract with a limited number of laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. We are currently an out-of-network provider with most payors, which means we do not have a contract with payors to pay a specific rate for our tests. We are subject to applicable State laws regarding who should be billed, how they should be billed, how business should be conducted, and how patient obligations regarding cost sharing should be handled. In addition, if we become an “in-network” provider for certain payors in the future, we will also be subject to the terms of contracts (which could include reduced reimbursement rates) and may be subject to discipline, breach of contract actions, non-renewal or other contractually provided remedies for non-compliance with the contract's requirements and/or applicable laws.
We generally bill third-party payors and individual patients for testing services on a test-by-test basis. Third-party payors include Medicare, private insurance companies, institutional direct clients and Medicaid, each of which has different billing requirements. Medicare reimbursement programs are complex and ambiguous, and are continuously being evaluated and modified by CMS. Our ability to receive timely reimbursements from third-party payors is dependent on our ability to submit accurate and complete billing statements, and/or correct and complete missing and incorrect billing information. Missing and incorrect information on reimbursement submissions slows down the billing process and increases the aging of accounts receivable. We must bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full. State Medicaid programs are generally prohibited from paying more than the Medicare fee schedule. Our Pittsburgh and New Haven laboratories have contracted with a healthcare billing services management company to help manage our third-party billing.
Some billing arrangements require us to bill multiple payors, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among various payors; and incomplete or inaccurate billing information provided by ordering physicians). We incur additional costs as a result of our participation in Medicare and Medicaid programs because diagnostic testing services are subject to complex, stringent and frequently ambiguous federal and state laws and regulations, including those relating to coverage, billing and reimbursement. Additionally, auditing for compliance with applicable

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems. Changes in laws and regulations could further complicate our billing and increase our billing expense. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process and requirements for coverage.
As an integral part of our billing compliance program, we investigate reported failures or suspected failures to comply with Federal and State healthcare reimbursement requirements. Any Medicare or Medicaid overpayments are reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments, reimbursed the payors for overpayments and taken appropriate corrective action.
The majority of our bad debt expense is primarily the result of a write-off of aged accounts receivables due to the failure of patients to pay the portion of the receivable that is their responsibility.   In recent years, increased patient responsibility has adversely impacted our bad debt expense. To the extent that health plans and other programs require greater levels of patient cost-sharing, this could negatively impact our bad debt expense. Another contributor to our bad debt expense is clients' inability or refusal to pay direct-bill invoices. We are taking, and plan to continue to take, steps to improve our patient and client collection experience.  The remainder of our bad debt expense is primarily due to missing or incorrect billing information on requisitions received from healthcare providers. In general, due to the nature of our business, historically we have performed the requested testing and reported test results regardless of whether the billing information is correct or complete. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and to rectify incorrect billing information. Missing or incorrect information on requisitions complicates and slows down the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable and bad debt expense. The increased use of electronic ordering reduces the incidence of missing or incorrect information.

There are a number of factors that influence coverage and reimbursement for molecular diagnostic tests. In the United States, the American Medical Association, or AMA, assigns specific Current Procedural Terminology, or CPT, codes, which are necessary for reimbursement of molecular diagnostic tests. Once the CPT code is established, CMS establishes reimbursement payment levels and coverage rules under Medicaid and Medicare, and private payors establish rates and coverage rules independently. However, the availability of a CPT code is not a guarantee of coverage or adequate reimbursement levels, and the revenues generated from our tests will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels.
United States and other government regulations governing coverage and reimbursement for molecular diagnostic testing may affect, directly or indirectly, the design of our tests and the potential market for their use. The availability of third-party reimbursement for our tests and services may be limited or uncertain. Third-party payors may deny coverage if they determine that the tests or service has not received appropriate FDA or other government regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is deemed by the third-party payor to be experimental, unnecessary or inappropriate. Furthermore, third-party payors, including Federal and State healthcare programs, government authorities, private managed care providers, private health insurers and other organizations, are increasingly challenging the prices, examining the medical necessity for, and reviewing the cost-effectiveness of healthcare products and services, including laboratory tests. Such payors may limit coverage of our tests to specific, limited circumstances, may not provide coverage at all, or may not provide adequate reimbursement rates, if covered. Further, one payor’s determination to provide coverage does not assure that other payors will also provide coverage for the test. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to maintain our revenue and growth. Coverage policies and third-party reimbursement rates may change at any time.
Government payors, such as Medicare and Medicaid, have taken steps and are expected to continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical test services. For example, Medicare has adopted policies under which it does not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnosis code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients.
Currently, Medicare does not require the beneficiary to pay a co-payment for diagnostic information services reimbursed under the Clinical Laboratory Fee Schedule. Certain Medicaid programs require Medicaid recipients to pay co-payment amounts for diagnostic information services.
The Medicare Part B program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule, or CLFS, has been subject to change. In April 2014, the President

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. PAMA removed CMS’s authority to adjust the CLFS based and established a new method for setting CLFS rates. Implementation of this new method for setting CLFS rates begins in 2016. Under PAMA, laboratories that have more than $50,000 in Medicare revenues from laboratory services and that receive more than 50 percent of their Medicare revenues from laboratory services would report private payor data from July 1, 2015 through December 31, 2015, to CMS by March 31, 2015. CMS will post the new Medicare CLFS rates (based on weighted median private payor rates) in November 2015 and the new rates will be effective beginning on January 1, 2017. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15% per test per year in each of the years 2020 through 2022. CMS has issued draft regulations regarding these changes. Further rule-making from CMS will define the time period and data elements evaluated on an annual basis to set reimbursement rates for tests like ours.
Penalties for violations of laws relating to billing government healthcare programs and for violations of federal and state fraud and abuse laws include: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business. Civil monetary penalties for a wide range of violations may be assessed on a per violation basis. A parallel civil remedy under the federal False Claims Act provides for penalties on a per violation basis, plus damages of up to three times the amount claimed.
Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Reimbursement from traditional Medicare and Medicaid programs represented approximately 61% of our consolidated net revenues during 2015. Over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been growth of health insurance providers offering Medicare Advantage programs and of beneficiary enrollment in these programs. In recent years, in an effort to control costs, states also have mandated that Medicaid beneficiaries enroll in private managed care arrangements.
The current position of the laboratories is that they do not meet the definition of an “Applicable Manufacturer” under Patient Protection and Affordable Care Act, or PPACA (also known as the Affordable Care Act) and therefore are not subject to the disclosure or tax requirements contained in PPACA. However, as new regulations are implemented and diagnostic tests reclassified, this may change and the laboratory business may be subject to PPACA as are other companies. There is no guarantee that our interpretation of the law is now or will be in the future consistent with government guidance and interpretation.
Employees

As of March 28, 2016, we had approximately 65 employees, excluding transition employees who assist in the transition of the CSO sale to Publicis.  We are not party to a collective bargaining agreement with any labor union.

Corporate History
We were originally incorporated in New Jersey in 1986 and began commercial operations in 1987. In connection with our initial public offering, we re-incorporated in Delaware in 1998. We operate our molecular diagnostics business through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013 and Interpace Diagnostics Corporation, which was formed in Delaware in 2007.

Available Information

We maintain an internet website at www.interpacediagnostics.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of our website, as soon as reasonably practicable after they are filed with the SEC. The content contained in, or that can be accessed through, our website is not incorporated into this Form 10-K.

ITEM 1A.           RISK FACTORS

In addition to the other information provided in this Annual Report on Form 10-K, including our financial statements and the related notes in Part II - Item 8, you should carefully consider the following factors in evaluating our business, operations and financial condition. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that are similar to those faced by other companies in our industry or businesses in general, such as competitive conditions, may also impair

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

our business operations. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations or cash flows.
RISKS RELATING TO OUR BUSINESS
Our molecular diagnostics business has limited revenue, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.
In 2014, we acquired RedPath Integrated Pathology, Inc., or RedPath, and certain assets from Asuragen, Inc., or Asuragen. As a result, we now offer PancraGen®, ThyGenX, and ThyraMIR® and to a limited extent, PathFinder TG- Barrett's esophagus. The revenue generated from our molecular diagnostics business was $9.4 million for the fiscal year ended December 31, 2015. For the fiscal year ended December 31, 2015, our molecular diagnostics business had an operating loss of approximately $40.4 million.  Although we expect the revenue generated from our molecular diagnostics business to grow significantly in the future there can be no assurance that we will achieve revenue sufficient to offset expenses. Over the next several years, we expect to continue to devote resources to increase adoption of, and reimbursement for, our molecular diagnostic tests and to develop and acquire additional diagnostic solutions. However, our business may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could have a material adverse effect on our business, financial condition and results of operations.
Our inability to finance our business on acceptable terms in the future may limit our ability to develop and commercialize new molecular diagnostic solutions and technologies and grow our business, and potentially force us to seek bankruptcy protection.
We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure and commercial operations. We used a significant portion of the net proceeds received at the closing of the sale in December 2015 of our commercial services business, or the Asset Sale, to pay the balance of the outstanding loan under the Credit Agreement, dated October 31, 2014, by and among us, SWK Funding LLC, or SWK, and the financial institutions party thereto from time to time as lenders, and related fees. As a result, we will need to finance our business through collaborations, equity offerings, debt financings, or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business.
There are no assurances that funding will be available when we need it on terms that we find favorable, if at all. Our ability to raise additional financing may be dependent upon our ability to restructure our existing obligations including severance obligations to terminated employees that currently amount to $3.0 million ($1.9 million of which was recorded in continuing operations) at December 31, 2015, as well as $10.7 million of obligations (currently $8.4 million present value) to the equityholders of RedPath. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may have to delay, reduce the scope of or eliminate one or more molecular diagnostic tests or selling and marketing initiatives, we may have to seek stockholder approval to downsize or wind down our operations through liquidation, bankruptcy or a sale of our assets and/or we may not be able to continue as a going concern. Specifically, in order to continue in business and reduce our obligations that we cannot manage or meet, we may be required to seek the protection of Chapter 11 bankruptcy proceedings. If we are required to seek Chapter 11 protection and we are unable to successfully negotiate sufficient reduction in obligations to meet our revenues, we may be required to file for Chapter 7 liquidation. Additionally, the equityholders of RedPath carry a lien on virtually all of our assets to secure our obligations. Thus, Chapter 7 proceedings would likely result in limited if any distribution of remaining assets to our common shareholders. These actions would have a material adverse effect on our business, financial condition and results of operations.
Our financial results currently depend solely on sales of our molecular diagnostic tests, and we will need to generate sufficient revenue from these and other molecular diagnostic solutions that we develop or acquire to grow our business.
All of our revenue currently is derived from the sale of our molecular diagnostic tests, which we initially launched commercially in the second half of 2014. We have several additional molecular diagnostics test in late stage development, but there can be no assurance that we will be able to successfully commercialize those tests. If we are unable to increase sales of our molecular diagnostic tests, expand reimbursement for these tests, or successfully develop and commercialize other molecular diagnostic tests, our revenue and our ability to achieve and sustain profitability would be impaired, and this could have a material adverse effect on our business, financial condition and results of operations.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

We have a limited operating history as a molecular diagnostics company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We were originally incorporated in New Jersey in 1986 and began commercial operations in 1987. In connection with our initial public offering, we re-incorporated in Delaware in 1998. From 1987 until the Asset Sale, our operations focused primarily on our commercial services business, which was the personal promotion of pharmaceutical customers’ products through outsourced sales teams. We now conduct our molecular diagnostics business through our wholly-owned subsidiaries, Interpace Diagnostics, LLC, which was formed in Delaware in 2013, and Interpace Diagnostics Corporation which was formed in Delaware in 2007. We began our own commercial sales of our molecular diagnostic tests in late 2014. Consequently, any evaluations about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history.
We depend on a few payors for a significant portion of our revenue, and if one or more significant payors stops providing reimbursement or decreases the amount of reimbursement for our molecular diagnostic tests, our revenue could decline.
Revenue for tests performed on patients covered by Medicare was 42.9%, of our revenue for the twelve months ended December 31, 2015. The percentage of our revenue derived from significant payors is expected to fluctuate from period to period as our revenue increases, as additional payors provide reimbursement for our molecular diagnostic tests or if one or more payors were to stop reimbursing for our molecular diagnostic tests or change their reimbursed amounts.
Since September 2012, Novitas Solutions, Inc., has been the regional Medicare administrative contractor, or MAC, that handles claims processing for Medicare services with jurisdiction for the PancraGen™, ThyGenX, ThyraMIR and PathFinder TG- Barrett's esophagus. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for our molecular diagnostic tests could result in a change in the coverage or reimbursement rates for such molecular diagnostic tests, or the loss of coverage.
Our PancraGen® and ThyGenX tests are reimbursed by Medicare based on applicable Current Procedural Terminology, or CPT, codes. PancraGen® is currently reimbursed by Medicare at $3,038 a test and ThyGenX has been reimbursed by Medicare at $1,054 a test. Any future reduction from the current rate would have a material adverse effect on business and results of operations.
Although we have entered into contracts with certain third-party payors which establish in-network allowable rates of reimbursement for our molecular diagnostic tests, payors may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue.
If payors do not provide reimbursement, rescind or modify their reimbursement policies or delay payments for our tests, or if we are unable to successfully negotiate additional reimbursement contracts, our commercial success could be compromised.
Physicians may generally not order our tests unless payors reimburse a substantial portion of the test price. There is uncertainty concerning third-party reimbursement of any test incorporating new molecular diagnostic technology. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that tests such as our molecular diagnostic tests are: (a) not experimental or investigational; (b) pre-authorized and appropriate for the patient; (c) cost-effective; (d) supported by peer-reviewed publications; and (e) included in clinical practice guidelines. Since each payor makes its own decision as to whether to establish a policy or enter into a contract to reimburse our tests, seeking these approvals is a time-consuming and costly process. Although we have contracted rates of reimbursement with certain payors, which establishes in-network allowable rates of reimbursement for our PancraGen®, ThyGenX®, ThyraMIR and PathFinder TG- Barrett's esophagus tests, payors may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue.
We have contracted rates of reimbursement with many payors for our PancraGen® , ThyGenX® and ThyraMIR tests. Without a contracted rate for reimbursement, claims may be denied upon submission, and we may need to appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. We expect to continue to focus resources on increasing adoption of and coverage and reimbursement for our molecular diagnostic tests. We cannot, however, predict whether, under what circumstances, or at what payment levels payors will reimburse us for our molecular diagnostic tests, if at all. In addition, the launch of our molecular diagnostic tests in our PancraGen®, ThyGenX®, ThyraMIR and PathFinderTG® Barrett's platforms and any other new products we may acquire or develop in the future may require that we expend substantial time and resources in order to obtain and retain reimbursement. Also, payor consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payors will remain in effect. Finally, commercial payors may tie their allowable rates to Medicare rates, and should Medicare reduce their rates, we may be negatively impacted. If we fail to establish broad adoption of and

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

reimbursement for our molecular diagnostic tests, or if we are unable to maintain existing reimbursement from payors, our ability to generate revenue could be harmed and this could have a material adverse effect on our business, financial condition and results of operations.
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
In many cases, practice guidelines in the United States have recommended therapies or surgery to determine if a patient’s condition is malignant or benign. Accordingly, physicians may be reluctant to order a diagnostic test that may suggest surgery is unnecessary. In addition, our molecular diagnostic tests are performed at our laboratories rather than by a pathologist in a local laboratory, so pathologists may be reluctant to support our molecular diagnostic tests. In addition, guidelines for the diagnosis and treatment of thyroid nodules may change to recommend another type of treatment protocol, and these changes may result in medical practitioners deciding not to use our molecular diagnostic tests. These facts may make physicians reluctant to convert to using our molecular diagnostic tests, which could limit our ability to generate revenue and achieve profitability which could have a material adverse effect on our business, financial condition and results of operations.
We may experience limits on our revenue if patients decide not to use our molecular diagnostic tests.
Some patients may decide not to use our molecular diagnostic tests due to price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. Many insurers seek to shift more of the cost of healthcare to patients in the form of higher co-payments or premiums. In addition, the current economic environment in the United States has and may continue to result in the loss of healthcare coverage. Implementation of provisions of the Patient Protection and Affordable Care Act, or PPACA (also known as the Affordable Care Act) also resulted in the loss of health insurance, and increases in premiums and reductions in coverage, for some patients. These events may result in patients delaying or forgoing medical checkups or treatment due to their inability to pay for our test, which could have an adverse effect on our revenue. We do have a Patient Assistance Program that allows eligible patients to apply for assistance in covering a portion of their out of pocket obligation.
If our internal sales force is less successful than anticipated, our business expansion plans could suffer and our ability to generate revenues could be diminished. In addition, we have limited history selling our molecular diagnostics tests on a direct basis and our limited history makes forecasting difficult.
If our internal sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our molecular diagnostic tests. If we fail to establish our molecular diagnostic tests in the marketplace, it could have a negative effect on our ability to sell subsequent molecular diagnostic tests and hinder the desired expansion of our business. We have limited historical experience forecasting the direct sales of our molecular diagnostics products. Our ability to produce product quantities that meet customer demand is dependent upon our ability to forecast accurately and plan production accordingly.
Due to how we recognize revenue, our quarterly operating results are likely to fluctuate.
We recognize a significant portion of our revenue when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. We have little visibility as to when we will receive payment for our molecular diagnostic tests, and we must appeal negative payment decisions, which delays collections. For molecular diagnostic tests performed where we have an agreed upon reimbursement rate or we are able to make a reasonable estimate of reimbursement at the time delivery is complete, such as in the case of Medicare and certain other payors, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to collect. We determine the amount we expect to collect based on a per payor, per contract or agreement basis. In situations where we are not able to make a reasonable estimate of reimbursement, we recognize revenue upon the earlier of receipt of third-party notification of payment or when cash is received. Upon ultimate collection, the amount received from Medicare and other payors where reimbursement was estimated is compared to previous estimates and the contractual allowance is adjusted accordingly. These factors will likely result in fluctuations in our quarterly revenue. Should we recognize revenue from payors on an accrual basis and later determine the judgments underlying estimated reimbursement change, or were incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We rely on sole suppliers for some of the materials used in our molecular diagnostic tests, and we may not be able to find replacements or transition to alternative suppliers in a timely manner.
We rely on sole suppliers for certain materials that we use to perform our molecular diagnostic tests, including Asuragen for our endocrine cancer diagnostic tests pursuant to our supply agreement with them. We also purchase reagents used in our molecular diagnostic tests from sole-source suppliers. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available in a timely manner. If these suppliers can no longer provide us with the materials we need to perform our molecular diagnostic tests, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in molecular diagnostic test processing could occur. Any such interruption may directly impact our revenue and cause us to incur higher costs.
We may experience problems in scaling our operations, or delays or reagent and supply shortages that could limit the growth of our revenue.
If we encounter difficulties in scaling our operations as a result of, among other things, quality control and quality assurance issues and availability of reagents and raw material supplies, we will likely experience reduced sales of our molecular diagnostic tests, increased repair or re-engineering costs, and defects and increased expenses due to switching to alternate suppliers, any of which would reduce our revenues and gross margins.
Although we attempt to match our capabilities to estimates of marketplace demand, to the extent demand materially varies from our estimates, we may experience constraints in our operations and delivery capacity, which could adversely impact revenue in a given fiscal period. Should our need for raw materials and reagents used in our molecular diagnostic tests fluctuate, we could incur additional costs associated with either expediting or postponing delivery of those materials or reagents.
If we are unable to support demand for our molecular diagnostic tests or any of our future tests or solutions, our business could suffer.
As demand for our molecular diagnostic tests grows, we will need to continue to scale our testing capacity and processing technology, expand customer service, billing and systems processes and enhance our internal quality assurance program. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our molecular diagnostic tests. We cannot assure you that increases in scale, related improvements and quality assurance will be implemented successfully or that appropriate personnel will be available. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing tests or inability to meet demand. There can be no assurance that we will be able to perform our testing on a timely basis at a level consistent with demand, or that our efforts to scale our operations will not negatively affect the quality of test results. If we encounter difficulty meeting market demand or quality standards, our reputation could be harmed and our future prospects and our business could suffer, causing a material adverse effect on our business, financial condition and results of operations.
If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability.
We compete with physicians and the medical community who use traditional methods to diagnose gastrointestinal and endocrine cancers. In many cases, practice guidelines in the United States have recommended therapies or surgery to determine if a patient’s condition is malignant or benign. As a result, we believe that we will need to continue to educate physicians and the medical community on the value and benefits of our molecular diagnostic tests in order to change clinical practices. In addition, we face competition from other companies that offer diagnostic tests. Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc., or Veracyte, has thyroid nodule cancer diagnostic tests that compete with our ThyGenX® and ThyraMIR® tests, which are currently on the market, and Veracyte is developing additional tests aimed at fine needle aspirations, or FNAs, for thyroid cancer. Quest Diagnostics Incorporated, or Quest, currently offers a diagnostic test similar to the earlier version of our ThyGenX® test and CBLPath, Inc. is offering a diagnostic test that analyzes genetic alterations using next-generation sequencing. Other competitors include Accelerate Diagnostics, Inc., Cancer Genetics, Inc., Genomic Health Inc., NeoGenomics Inc. and Trovagene, Inc.
It is also possible that we face future competition from laboratory-developed tests, or LDTs, developed by commercial laboratories such as Quest and/or other diagnostic companies developing new molecular diagnostic tests or technologies. Furthermore, we

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

may be subject to competition as a result of the new, unforeseen technologies that can be developed by our competitors in the gastrointestinal and endocrine cancer molecular diagnostic tests space.
To compete successfully we must be able to demonstrate, among other things, that our molecular diagnostic test results are accurate and cost effective, and we must secure a meaningful level of reimbursement for our tests. Since our molecular diagnostics business began in 2014, many of our potential competitors have stronger brand recognition and greater financial capabilities than we do. Others may develop a test with a lower price than ours that could be viewed by physicians and payors as functionally equivalent to our molecular diagnostic tests, or offer a test at prices designed to promote market penetration, which could force us to lower the price of our molecular diagnostic tests and affect our ability to achieve and maintain profitability. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance of our molecular diagnostic tests and overall sales, which could prevent us from increasing our revenue or achieving profitability and cause the market price of our common stock to decline. As we add new molecular diagnostic tests and services, we will face many of these same competitive risks for these new molecular diagnostic tests and services.
Developing new molecular diagnostic tests involves a lengthy and complex process, and we may not be able to commercialize on a timely basis, or at all, other molecular diagnostic tests we are developing.
Developing new molecular diagnostic tests and solutions will require us to devote considerable resources to research and development. We may face challenges obtaining sufficient numbers of samples to validate a newly acquired or developed molecular diagnostic test. In order to develop and commercialize new molecular diagnostic tests, we need to:

•	expend significant funds to conduct substantial research and development;

•	conduct successful analytical and clinical studies;

•	scale our laboratory processes to accommodate new molecular diagnostic tests; and

•	build the commercial infrastructure to market and sell new molecular diagnostic tests.

Typically, few research and development projects result in commercial products, and success in early clinical studies often is not replicated in later studies. At any point, we may abandon development of a molecular diagnostic test or we may be required to expend considerable resources repeating clinical studies, which would adversely affect the timing for generating revenue from such test. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study or if we fail to sufficiently demonstrate analytical validity, we might choose to abandon the development of the molecular diagnostic test, which could harm our business. In addition, competitors may develop and commercialize new competing molecular diagnostic tests faster than us or at a lower cost, which could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable results of legal proceedings could have a material adverse effect on our business, financial condition and results of operations.
We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. In particular, on April 8, 2015, Prolias Technologies, Inc., or Prolias, filed a complaint, or the Complaint, against us with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (now known as Interpace Diagnostics Group, Inc.) (Docket No. MRS-L-899-15), or the Prolias Litigation. In the Complaint, Prolias alleges that we entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto, or the Prolias Agreement, whereby we agreed to work in good faith to commercialize a diagnostic test known as “Thymira.” Thymira is a minimally invasive molecular diagnostic test that is being developed to detect thyroid cancer. Prolias alleges in the Complaint that we wrongfully terminated the Agreement, breached obligations owed to it under the Agreement and committed torts by (i) failing to effectively and timely validate Thymira, (ii) purchasing a competitor of Prolias and working to commercialize the competitive product at the expense of Thymira, and (iii) interfering with a license agreement that Prolias had with Cornell University related to a license for Thymira.   Prolias asserts claims against us for breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contract and breach of fiduciary duty and seeks to recover unspecified compensatory damages, punitive damages, interest and costs of suit.
Although we deny that we are liable to Prolias for any of the claims asserted in the Complaint and we intend to vigorously defend ourselves against those claims and pursue all claims asserted in our counterclaim, the results of the Prolias Litigation and other legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. If we do not prevail in the Prolias Litigation or other legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on our business, financial condition and results of operations.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

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
If the U.S. Food and Drug Administration were to begin to enforce regulation of our molecular diagnostic tests, we could incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and costs associated with complying with post-market requirements.
Clinical laboratory tests like our molecular diagnostic tests are regulated under CLIA as well as by applicable State laws. Most LDTs are currently not subject to the FDA's, regulation (although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation). In October 2014, the FDA issued two draft guidance documents: “Framework for Regulatory Oversight of Laboratory Developed Tests”, which provides an overview of how the FDA would regulate LDTs through a risk-based approach, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests”, which provides guidance on how the FDA intends to collect information on existing LDTs, including adverse event reports. Pursuant to the Framework for Regulatory Oversight draft guidance, LDT manufacturers will be subject to medical device registration, listing, and adverse event reporting requirements. The risk-based classification considers the LDT’s intended use, technological characteristics, and the risk to patients if the LDT were to fail. The FDA has indicated in its guidance that screening devices for malignant cancers are LDTs of higher concern to the FDA and for which enforcement of pre-market and post-market review requirements would likely commence before other LDT types.
Pursuant to the Framework for Regulatory Oversight draft guidance, LDT manufacturers will be required to either submit a pre-market application and receive the FDA's approval before an LDT may be marketed or submit a pre-market notification in advance of marketing. These requirements will be phased in, starting with higher risk LDTs, following the issuance of the FDA’s final guidance on this topic, which the FDA has identified as a priority for 2016. The draft guidance provides that LDTs that are already marketed at the time the final guidance is issued will not be withdrawn from the market during the FDA’s review process. There is no timeframe within which the FDA must issue its final guidance, but issuance of this final guidance has been identified among a list of the FDA's priorities for 2016. How the final guidance will affect our business is not yet known. We cannot provide any assurance that the FDA regulation will not be required in the future for our tests, whether through additional guidance or regulations issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law, regulations could be promulgated or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our molecular diagnostic tests or to develop and introduce new tests. We cannot predict the timing or content of future legislation enacted, regulations promulgated or guidance issued regarding LDTs, or how it will affect our business.
If pre-market review is required by the FDA or if we decide to voluntarily pursue the FDA's pre-market review of our tests, there can be no assurance that our molecular diagnostic tests or any tests we may develop or acquire in the future will be cleared or approved on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. If pre-market review is required, our business could be negatively impacted as a result of commercial delay that may be caused by the new requirements. The cost of conducting clinical trials and otherwise developing data and information to support pre-market applications may be significant. If we are required to submit applications for our currently-marketed tests, we may be required to conduct additional studies, which may be time-consuming and costly and could result in our currently-marketed tests being withdrawn from the market. If our tests are allowed to remain on the market but there is uncertainty in the marketplace about our tests, if we are required by the FDA to label them investigational, or if labeling claims the FDA allows us to make are limited, orders may decline and reimbursement may be adversely affected. Continued compliance with the FDA's regulations would increase the cost of conducting our business, and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements. We cannot predict the timing or form of any such guidance or regulation, or the potential effect on our existing molecular diagnostic tests or our tests in development, or the potential impact of such guidance or regulation on our business, financial condition and results of operations.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

If we fail to comply with Federal, State and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.
We are subject to CLIA, a Federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill Federal and State healthcare programs, as well as many private third-party payors, for our molecular diagnostic tests. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. We are also required to maintain State licenses to conduct testing in our New Haven, Connecticut and Pittsburgh, Pennsylvania laboratories. Connecticut and Pennsylvania laws require that we maintain a license and establishes standards for the day-to-day operation of our clinical reference laboratory in New Haven, Connecticut and Pittsburgh, Pennsylvania. In addition, our Pittsburgh and New Haven laboratories are required to be licensed on a test-specific basis by California, Florida, Maryland, New York and Rhode Island. California, Florida, Maryland, New York and Rhode Island laws also mandate proficiency testing for laboratories licensed under the laws of each respective State regardless of whether such laboratories are located in California, Florida, Maryland, New York or Rhode Island. We are currently in late-stage technical review of our ThyGenX® test for licensing in New York and maintain conditional approval for ThyraMIR® in New York. If we were unable to obtain or lose our CLIA certificate or State licenses for our laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular diagnostic tests, which could have a material adverse effect on our business, financial condition and results of operations. If we were to lose our licenses issued by New York or by other States where we are required to hold licenses, we would not be able to test specimens from those States. New molecular diagnostic tests we may develop may be subject to new approvals by governmental bodies such as New York State, and we may not be able to offer our new molecular diagnostic tests to patients in such jurisdictions until such approvals are received.
Recent legislation reforming the U.S. healthcare system may have a material adverse effect on our financial condition and operations.
PPACA makes changes that are expected to significantly impact the pharmaceutical, medical device and clinical laboratory industries. Beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. The FDA’s final guidance on LDTs may require our molecular diagnostic tests to be regulated as medical devices. However, consistent with the FDA’s policy of exercising enforcement discretion for LDTs, our molecular diagnostic tests are not currently listed as medical devices with the FDA. In December 2015, the Consolidated Appropriations Act was adopted, which included a two-year moratorium on the medical device excise tax. The moratorium will end on December 31, 2017, and we cannot assure that the tax will not be extended to services such as ours in the future if our tests were to be regulated as devices.
Other significant measures contained in PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, PPACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative effect on payment rates for services. The IPAB proposals may affect payments for clinical laboratory services beginning in 2016 and for hospital services beginning in 2020. We are monitoring the effect of PPACA to determine the trends and any potential changes that may be necessitated by the legislation, any of which may potentially affect our business.
In addition to PPACA, the effect of which cannot presently be fully quantified, various healthcare reform proposals have emerged from Federal and State governments. For example, in February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which reduced the clinical laboratory payment rates on the Medicare CLFS by 2% in 2013. In addition, a further reduction of 2% was implemented under the Budget Control Act of 2011, which is to be in effect for dates of service on or after April 1, 2013 until fiscal year 2024. Reductions resulting from the Congressional sequester are applied to total claim payments made; however, they do not currently result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates.
State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that State. Some States have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. We cannot predict whether future healthcare initiatives will be implemented at the Federal or State level or in countries outside of the United States in which we may do business, or the effect any future legislation

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

or regulation will have on us. The taxes imposed by Federal legislation, cost reduction measures and the expansion in the role of the U.S. government in the healthcare industry may result in decreased revenue, lower reimbursement by payors for our tests or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.
Ongoing calls for deficit reduction at the Federal government level and reforms to programs such as the Medicare program to pay for such reductions may affect the pharmaceutical, medical device and clinical laboratory industries. In particular, recommendations by the Simpson-Bowles Commission called for the combination of Medicare Part A (hospital insurance) and Part B (physician and ancillary service insurance) into a single co-insurance and co-payment structure. Currently, clinical laboratory services are excluded from the Medicare Part B co-insurance and co-payment as preventative services. Combining Parts A and B may require clinical laboratories to collect co-payments from patients which may increase our costs and reduce the amount ultimately collected.
In 2013, CMS announced plans to bundle payments for clinical laboratory tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System. CMS exempted molecular diagnostic tests from this packaging provision at that time. It is possible that this exemption could be removed by CMS in future rule making, which might result in lower reimbursement for tests performed in this setting.
In April 2014, the President signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. PAMA removed CMS’s authority to adjust the CLFS based and established a new method for setting CLFS rates. Implementation of this new method for setting CLFS rates begins in 2016. Under PAMA, laboratories that have more than $50,000 in Medicare revenues from laboratory services and that receive more than 50 percent of their Medicare revenues from laboratory services would report private payor data from July 1, 2015 through December 31, 2015, to CMS by March 31, 2016. CMS will post the new Medicare CLFS rates (based on weighted median private payor rates) in November 2016 and the new rates will be effective beginning on January 1, 2017. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15% per test per year in each of the years 2020 through 2022. CMS has issued draft regulations regarding these changes. Further rule-making from CMS will define the time period and data elements evaluated on an annual basis to set reimbursement rates for tests like ours.
Complying with numerous statutes and regulations pertaining to our molecular diagnostics business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.
We are subject to regulation by both the Federal government and the States in which we conduct our molecular diagnostics business, including:

•	The Food, Drug and Cosmetic Act, as supplemented by various other statutes;

•	The Prescription Drug Marketing Act of 1987, the amendments thereto, and the regulations promulgated thereunder and contained in 21 C.F.R. Parts 203 and 205, or the PDMA;

•	CLIA and State licensing requirements;

•	Manufacturing and promotion laws;

•	Medicare billing and payment regulations applicable to clinical laboratories;

•
The Federal Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a Federal healthcare program;

•
The Federal Stark physician self-referral law (and state equivalents), which prohibits a physician from making a referral for certain designated health services covered by the Medicare program, including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition;

•
The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments made in 2013 to HIPAA under the Health Information Technology for Economic and Clinical Health Act, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general, and impose requirements for breach notification;

•
The Federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

•
The Federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

•
Other Federal and State fraud and abuse laws, prohibitions on self-referral, fee-splitting restrictions, prohibitions on the provision of products at no or discounted cost to induce physician or patient adoption, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;

•	The prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;

•
The rules regarding billing for diagnostic tests reimbursable by the Medicare program, which prohibit a physician or other supplier from marking up the price of the technical component or professional component of a diagnostic test ordered by the physician or other supplier and supervised or performed by a physician who does not “share a practice” with the billing physician or supplier; and

•
State laws that prohibit other specified practices related to billing such as billing physicians for testing that they order, waiving coinsurance, co-payments, deductibles, and other amounts owed by patients, and billing a State Medicaid program at a price that is higher than what is charged to other payors.

We have implemented policies and procedures designed to comply with these laws and regulations. We periodically conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business may increase the potential of violating these laws, regulations or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Violations of Federal or State regulations may incur investigation or enforcement action by the FDA, Department of Justice, State agencies, or other legal authorities, and may result in substantial civil, criminal, or other sanctions. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to civil and criminal penalties, damages and fines, we could be required to refund payments received by us, we could face possible exclusion from Medicare, Medicaid and other Federal or State healthcare programs and we could even be required to cease our operations. Any of the foregoing consequences could have a material adverse effect on our business, financial condition and results of operations.
A failure to comply with Federal and State laws and regulations pertaining to our payment practices could result in substantial penalties.
We retain healthcare practitioners as key opinion leaders providing consultation in various aspects of our business. These arrangements, like any arrangement that includes compensation to a healthcare provider, may trigger Federal or State anti-kickback and Stark Law liability. All arrangements are designed to meet available safe harbors and exceptions provided in the anti-kickback laws and Stark Laws, respectively. However, there are no guarantees that the Federal or State governments will find that these arrangements are designed properly or that they do not trigger liability under Federal and State laws. Under existing laws, all arrangements must have a legitimate purpose and compensation must be fair market value. These terms require some subjective analysis and there is limited available case law or guidance for the application of these laws to the CLIA laboratory industry. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law, and there is no guarantee that the government will agree with our payment practices with respect to the relationships between our laboratories and the healthcare providers. A failure to comply with Federal and State laws and regulations pertaining to our payment practices could result in substantial penalties and adversely affect our business, financial condition and results of operations.
If we use hazardous materials in a manner that causes contamination or injury, we could be liable for resulting damages.
We are subject to Federal, State and local laws, rules and regulations governing the use, discharge, storage, handling and disposal of biological material, chemicals and waste. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, remediation costs and any related penalties or fines, and any liability could exceed our resources or any applicable insurance coverage we may have. The cost of compliance with these laws and regulations may become significant, and our failure to comply may result in substantial fines or other consequences, and either could have a significant impact on our operating results.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

Security breaches, loss of data and other disruptions to us or our third-party service providers could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
Our business requires that we and our third-party service providers collect and store sensitive data, including legally protected health information, personally identifiable information about patients, credit card information, and our proprietary business and financial information. We face a number of risks relative to our protection of, and our service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we have not experienced any such attack or breach, if such event would occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Unauthorized access, loss or dissemination could disrupt our operations, including our ability to process tests, provide test results, bill payors or patients, process claims, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our solution and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. In addition, the interpretation and application of consumer, health-related and data protection laws in the United States are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
If we are sued for product liability or errors and omissions liability, we could face substantial liabilities that exceed our resources.
The marketing, sale and use of our molecular diagnostic tests could lead to product liability claims if someone were to allege that the molecular diagnostic test failed to perform as it was designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot be certain that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and solutions. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
We may need to increase the size of our organization, and we may experience difficulties in managing this growth.
Following the Asset Sale, we are a small company with 65 full-time employees, excluding transition employees, as of March 28, 2016. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel.  We may increase the number of employees in the future depending on the progress of our development of molecular diagnostic tests.  Our future financial performance and our ability to sell our existing molecular diagnostic tests and develop and commercialize new molecular diagnostic tests and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

•	manage our clinical studies effectively;

•	integrate additional management, administrative, manufacturing and regulatory personnel;

•	maintain sufficient administrative, accounting and management information systems and controls; and

•	hire and train additional qualified personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results. We may need to reduce the size of our organization in order to become profitable and we may experience difficulties in managing these reductions.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

Billing for our diagnostic solutions is complex, and we must dedicate substantial time and resources to the billing process to be paid for our molecular diagnostic tests.
Billing for clinical laboratory testing services is complex, time consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payors, including Medicare, insurance companies and patients, all of which have different billing requirements. To the extent laws or contracts require us to bill patient co-payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including write-offs of doubtful accounts and long collection cycles, which could have a material adverse effect on our business, results of operations and financial condition. Among others, the following factors make the billing process complex:

•	differences between the list price for our molecular diagnostic tests and the reimbursement rates of payors;

•	compliance with complex Federal and State regulations related to billing Medicare;

•	disputes among payors as to which party is responsible for payment;

•	differences in coverage among payors and the effect of patient co-payments or co-insurance;

•	differences in information and billing requirements among payors;

•	incorrect or missing billing information; and

•	the resources required to manage the billing and claims appeals process.

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
We rely on a third-party provider to provide overall processing of claims and to transmit the actual claims to payors based on the specific payor billing format. If claims for our molecular diagnostic tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle claim submissions, we may experience delays in our ability to process these claims and receipt of payments from payors, which could have a material adverse effect on our business, financial condition and results of operations.
Enacted healthcare reform legislation may increase our costs, impair our ability to adjust our pricing to match any such increased costs, and therefore could materially and adversely affect our business, financial condition and results of operations.
PPACA entails sweeping healthcare reforms with staggered effective dates from 2010 through 2018, although certain of these effective dates have been delayed by action of the current administration. While some guidance has been issued under PPACA over the past several years, many provisions in PPACA require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service, the U.S. Department of Health & Human Services, and State governments.  This reform includes, but is not limited to: the implementation of a small business tax credit; required changes in the design of our healthcare policy including providing insurance coverage to part-time workers working on average thirty (30) or more hours per week; “grandfathering” provisions for existing policies; “pay or play” requirements; a “Cadillac plan” excise tax; and specifically required “essential benefits,” that must be included in “qualified plans,” which benefits include coverage for laboratory tests.
Effective January 1, 2014, each State was required to participate in the PPACA marketplace and make health insurance coverage available for purchase by eligible individuals through a website. While these websites were subject to significant administrative issues leading up to their inception dates (and, in some cases, thereafter), it is currently estimated that in excess of 11 million individuals nationwide had enrolled in health insurance coverage through these exchanges as of the end of 2015. It is unclear, however, how many of these individuals are becoming insured after previously not having health insurance coverage, versus maintaining their plans purchased on the exchanges in 2014 or switching from other health insurance plans.
PPACA also requires “Applicable Manufacturers” to disclose to the Secretary of the Department of Health & Human Services drug sample distributions and certain payments or transfers of value to covered recipients (physicians and teaching hospitals) on an annual basis. “Applicable Manufacturers” and “Applicable Group Purchasing Organizations” must also disclose certain

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

physician ownership or investment interests. The data submitted will ultimately be made available on a public website. Based upon the structure of our relationship with our clients, we may be included in the definition of "Applicable Manufacturer" for purposes of the disclosure requirements or may provide services that include the transfer of drug samples and/or other items of value to covered recipients. As such, we may be required to disclose or provide information that is subject to disclosure. There may be certain risks and penalties associated with the failure to properly make such disclosures, including but not limited to the specific civil liabilities set forth in PPACA, which allows for a maximum civil monetary penalty per “Applicable Manufacturer” of $1,150,000 per year. There may be additional risks and claims made by third parties derived from an improper disclosure that are difficult to ascertain at this time.
In June 2012, the United States Supreme Court upheld the constitutionality of key provisions of PPACA. PPACA contains numerous other initiatives that impact the pharmaceutical industry. These include, among other things:

•	increasing existing price rebates in Federally funded healthcare programs;

•	expanding rebates, or other pharmaceutical company discounts, into new programs;

•	imposing a new non-deductible excise tax on sales of certain prescription pharmaceutical products by prescription drug manufacturers and importers;

•	increasing requirements on employer-sponsored health insurance plans, generally, and imposing taxes on certain high-cost employer-sponsored plans;

•	creating an independent commission to propose changes to Medicare with a particular focus on the cost of biopharmaceuticals in Medicare Part D; and

•	increasing oversight by the FDA of pharmaceutical research and development processes and commercialization activities.

While PPACA may increase the number of patients who have insurance coverage, its cost containment measures could also adversely affect reimbursement for any of our molecular diagnostic tests. Cost control initiatives also could decrease the price that we receive for any molecular diagnostic tests we may develop in the future. If our molecular diagnostic tests are not considered cost-effective or if we are unable to generate adequate third-party reimbursement for the users of our molecular diagnostic tests, then we may be unable to maintain revenue streams sufficient to realize our targeted return on investment for our molecular diagnostic tests.
We are currently unable to determine the long-term, direct or indirect impact of such legislation on our business. Since the effect of many of the provisions of PPACA may not be determinable for a number of years, we do not expect PPACA to have a material adverse impact on our near term results of operations.  However, healthcare reform as mandated and implemented under PPACA and any future Federal or State mandated healthcare reform could materially and adversely affect our business, financial condition and operations by increasing our operating costs, including our costs of providing health insurance to our employees, decreasing our revenue, impeding our ability to attract and retain customers, requiring changes to our business model, or causing us to lose certain current competitive advantages.
Changes in governmental regulation could negatively impact our business operations and increase our costs.
The pharmaceutical, biotechnology and healthcare industries are subject to a high degree of governmental regulation.  Significant changes in these regulations affecting our business could result in the imposition of additional restrictions on our business, additional costs to us in providing our molecular diagnostic tests to our customers or otherwise negatively impact our business operations.  Changes in governmental regulations mandating price controls and limitations on patient access to our products could also reduce, eliminate or otherwise negatively impact our sales.
If we do not increase our revenues and successfully manage the size of our operations, our business, financial condition and results of operations could be materially and adversely affected.
The majority of our operating expenses are personnel-related costs such as employee compensation and benefits, reagents and disposable supplies as well as the cost of infrastructure to support our operations, including facility space and equipment.  We continuously review our personnel to determine whether we are fully utilizing their services.  For example, on November 19, 2015, we implemented a work force reduction of 18 employees from our molecular diagnostics business. If we believe we are not in a position to fully utilize our personnel, we may make further reductions to our workforce. If we are unable to achieve revenue growth in the future or fail to adjust our cost infrastructure to the appropriate level to support our revenues, our business, financial condition and results of operations could be materially and adversely affected.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

We may not have enough cash available to service our debt.
On October 31, 2014, we issued an $11.0 million interest-free note to the representative of the equityholders of RedPath, or the Note, at the closing of our acquisition of RedPath. Our ability to make scheduled payments on the Note, as amended, or to refinance our debt, depends on our future operating and financial performance, which will be affected by our ability to successfully implement our business strategy as well as general economic, financial, competitive, regulatory, technical and other factors beyond our control. If in the future we cannot generate sufficient cash to meet our debt service requirements, we, among other things, may need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell material assets. If we are not able to refinance our debt as necessary, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt. Despite being leveraged, we may be able to incur more debt in the future, which could further exacerbate the risks of our leverage. We may need to incur additional debt in the future to complete acquisitions or capital projects or for working capital. In certain circumstances, we may need to incur substantial additional debt. Moreover, if we breach any of our obligations under the Note, as amended, including our payment obligations, we may be in default under the terms of our debt. A significant portion or all of our indebtedness may then become immediately due and payable. We may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, the equityholders of RedPath also have a secured lien interest on virtually all of our assets. Accordingly, any failure to comply with the obligations of the Note, as amended, may result in an event of default, and could have a material adverse effect on our business, financial condition and results of operations.
Our profitability will be impaired by our obligations to make royalty and milestone payments to Asuragen and the equityholders of RedPath.
In connection with our acquisition of RedPath and certain assets of Asuragen in 2014, we are obligated to make certain royalty and milestone payments. Under the Asuragen License Agreement, we owe a $500,000 milestone payment, which was payable in February 2016, but which we are currently in the process of negotiating a restructuring of the payment, and are obligated to pay royalties on the future net sales of the miRInform® pancreas platform for a period of ten years following a qualifying sale, on the future net sales of the miRInform® thyroid platform through August 13, 2024 and on certain other thyroid diagnostics tests for a period of ten years following a qualifying sale. With respect to our acquisition of RedPath, the equityholders of RedPath are entitled to an additional $5 million cash payment upon the achievement by us of $14.0 million or more in annual net sales of PathFinder TG for the management of Barrett’s esophagus and a further $5 million cash payment upon the achievement by us of $37.0 million or more in annual net sales of a basket of assays of Interpace Diagnostics, LLC and Interpace Diagnostics Corporation. In addition, we are obligated to pay revenue based payments through 2025 of 6.5% on annual net sales above $12.0 million of PancraGen® and 10% on annual net sales up to $30 million of PathFinder TG- Barrett's esophagus for the management of Barrett’s esophagus.
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
The resignation of our President and Chief Executive Officer, the appointment of our Interim Chief Executive Officer and any potential search for, and appointment of, a permanent Chief Executive Officer could have a material adverse impact on our business. In addition, the departure of our Chief Financial Officer in March 2016 could result in disruption in our business.
On December 21, 2015, our Board of Directors, or our Board, accepted the resignation of Nancy Lurker as our president and chief executive officer. Our Board appointed Jack E. Stover, previously Chairman of our Audit Committee, as interim president and chief executive officer. As a result of this change, we may experience disruption or have difficulty in maintaining or developing our business during this transition. Further, any potential search for, and hiring of, a permanent chief executive officer may also cause disruption or result in difficulty in maintaining or developing our business.
As a result of the resignation of Ms. Lurker and the appointment of an interim president and chief executive officer, our senior management team has limited experience working together as a group. This lack of shared experience could negatively impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. If our management team is not able to work together as a group, our results of operations may suffer and our business may be harmed.
Effective March 1, 2016, Graham G. Miao no longer serves as the Executive Vice President (“EVP”), Chief Financial Officer (“CFO”), Secretary and Treasurer of Interpace Diagnostics Group, Inc. (the “Company”). In connection with Mr. Miao’s departure,

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

the Company entered into an Agreement and General Release (the “Agreement”) with Mr. Miao. In light of Mr. Miao’s departure, on February 26, 2016, the Company appointed Nat Krishnamurti as Interim CFO, Secretary and Treasurer of the Company effective as of March 1, 2016. Mr. Krishnamurti will also serve as the Company’s principal accounting officer. We may experience a disruption in our business during this transition.

As a result of certain terminations of employment and change of control features in employment contracts of certain key employees due to the sale of the CSO business in 2015 and our transition to a standalone molecular diagnostics business, substantial payments are scheduled during 2016 that could materially and adversely affect our business, results of operations and cash flow as well as threaten the continuity of our business.

In late 2015, in connection with the sale of our CSO business and our transition to a standalone molecular diagnostics business, we implemented work force reductions and made leadership changes. As a result we are currently due to make payments during 2016 to former employees amounting to approximately $3.0 million ($1.9 million of which was recorded in continuing operations) . During the first quarter of 2016, we implemented additional workforce reductions, which will create additional obligations when finalized. If we are unable to make these payments, our business, results of operations and cash flow could be materially and adversely affected.

We may acquire businesses or assets or make investments in other companies or molecular diagnostic technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
As part of our strategy, we may pursue acquisitions of synergistic businesses or molecular diagnostic assets. If we make any further acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisition by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results and financial condition. Integration of an acquired company or business will also likely require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition. To finance any acquisitions or investments, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for these activities through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. If these funds are raised through the sale of equity or convertible debt securities, dilution to our stockholders could result. Consummating an acquisition poses a number of risks including:

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

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

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
We have and may continue to experience goodwill and other intangible asset impairment charges.
We are required to evaluate goodwill at least annually, and between annual tests if events or circumstances warrant such a test.
For the year ended December 31, 2015 we recorded a goodwill impairment charge of $15.7 million for the remaining balance in the account. See Note 9, Goodwill and Other Intangible Assets, to the consolidated financial statements included in this Annual Report on Form 10-K.
We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. During the fourth quarter of 2015, due to the decline in market capitalization and other factors, we reviewed the recoverability of long-lived assets and finite-lived intangible assets and concluded that no finite-lived intangible assets were impaired. See Note 9, Goodwill and Other Intangible Assets, to our consolidated financial statements included in this Annual Report on Form 10-K.
We may not be able to fund the remaining obligations of our previously sold CSO business, which could have a material adverse effect on our business and results of operations.
As a result of the CSO sale, not all of our CSO obligations were assumed by the Buyer. These obligations consist of accounts payable, costs relating to the closeout of the ERT business and termination of various vendor contracts that had been associated with CSO. As such, we continue to pay some of these obligations, but may not be able to satisfy all of these remaining obligations. If we are unable to satisfy all our remaining CSO obligations, our business and results of operations could be materially and adversely affected.
RISKS RELATING TO THE ASSET SALE
The Asset Purchase Agreement exposes us to contingent liabilities that could have a material adverse effect on our financial condition.
We have agreed to indemnify the Buyer for damages resulting from or arising out of any inaccuracy or breach of any representation, warranty or covenant of ours in the Asset Purchase Agreement, dated as of October 30, 2015, by and between us and the Buyer, or the Asset Purchase Agreement, any and all liabilities of ours not assumed by the Buyer in the Asset Sale and for certain other

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

matters. Significant indemnification claims by the Buyer could have a material adverse effect on our financial condition. We will not be obligated to indemnify the Buyer for any breach of certain of the representations and warranties by us under the Asset Purchase Agreement until the aggregate amount of claims for indemnification exceed $250,000. In the event that claims for indemnification exceed this threshold, we will be obligated to indemnify the Buyer for any damages or loss resulting from such breach up to 25% of the total purchase price paid or due and payable by the Buyer to us. Claims for indemnification for breaches of covenants made by us under the Asset Purchase Agreement and for breaches of representations and warranties classified as fundamental representations or any provision of the Asset Purchase Agreement relating to taxes will not be subject to the deductible or aggregate liability cap described above. The Asset Purchase Agreement also allows the Buyer to withhold monies due against an earn-out payment if indemnification claims are asserted. In addition, under the Asset Purchase Agreement, we will retain all of our debts and liabilities not assumed by the Buyer.
A portion of the purchase price from the Asset Sale is contingent and we may not receive those payments.
We are entitled to receive an earn-out payment equal to one-third of the 2016 revenues generated by our former commercial services business under certain specified contracts and client relationships, less the aggregate cash purchase price at the closing of the Asset Sale of $28,374,182, subject to a post-closing working capital adjustment, and the assumption by the Buyer of certain specified liabilities. Under the Asset Purchase Agreement, the Buyer may offset any claim for indemnification made by it or certain related parties against the earn-out payment then or in the future payable by the Buyer to us. The Buyer has certain discretion in its operation of the business post-closing which may limit our ability to achieve the earn-out payment.
RISKS RELATING TO OUR INTELLECTUAL PROPERTY
If we breach the Asuragen License Agreement or the CPRIT License Agreement, it could have a material adverse effect on our sales and commercialization efforts for miRInform™ thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer, and the sale of diagnostic devices and the performance of certain services relating to thyroid cancer.
We currently license certain patents and know-how from Asuragen relating to (i) miRInform® thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer, or the Asuragen License Agreement, and (ii) the sale of diagnostic devices and the performance of certain services relating to thyroid cancer, or the CPRIT License Agreement. Under the Asuragen License Agreement, we owe a $500,000 milestone payment, which was payable in February 2016, but which we are currently in the process of negotiating a restructuring of the payment, and are obligated to pay royalties on the future net sales of the miRInform® pancreas platform for a period of ten years following a qualifying sale, on the future net sales of the miRInform® thyroid platform through August 13, 2024 and on certain other thyroid diagnostics tests for a period of ten years following a qualifying sale. Under the CPRIT License Agreement, we are obligated to pay 5% of net sales on sales of diagnostic devices and the performance of services relating to thyroid cancer, subject to a maximum deduction of 1.5% for royalties paid to third parties. Both of the Asuragen License Agreement and the CPRIT License Agreement continue until terminated by (i) mutual agreement of the parties or (ii) either party in the event of a material breach of the respective agreement by the other party. If we materially breach or fail to perform any provision under the CPRIT License Agreement, Asuragen will have the right to terminate our license, and upon the effective date of such termination, our right to practice the licensed patent rights would end. To the extent such licensed patent rights relate to our molecular diagnostic tests currently on the market, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights and other technology licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under these license agreements could result in our loss of rights to practice the patent rights licensed to us under these license agreements, and to the extent such patent rights and other technology relate to our molecular diagnostic tests currently on the market, it could have a material adverse effect on our sales and commercialization efforts for miRInform® thyroid and pancreas cancer molecular diagnostic tests and other tests in development for thyroid cancer, and the sale of molecular diagnostic tests and the performance of certain services relating to thyroid cancer.
If we are unable to protect our intellectual property effectively, our business would be harmed.
We rely on patent protection as well as trademark, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technology. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. While we apply for patents covering our products and technologies and uses thereof, we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in relevant jurisdictions. Others could seek to design around our current or future patented technologies. We may not be successful in defending any challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation can be

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

uncertain and any attempt by us to enforce our patent rights against others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
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
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our molecular diagnostic tests.
As is the case with other molecular diagnostics companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents of molecular diagnostics tests, like our molecular diagnostic tests in our PancraGen® and miRInform® platforms, involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. From time-to-time the U.S. Supreme Court, other Federal courts, the U.S. Congress or the United States Patent and Trademark Office, or the USPTO, may change the standards of patentability and any such changes could have a negative impact on our business. For instance, on October 30, 2008, the Court of Appeals for the Federal Circuit issued a decision that methods or processes cannot be patented unless they are tied to a machine or involve a physical transformation. The U.S. Supreme Court later reversed that decision in Bilski v. Kappos, finding that the “machine-or-transformation” test is not the only test for determining patent eligibility. The Court, however, declined to specify how and when processes are patentable. On March 30, 2012, in the case Mayo Collaborative Services v. Prometheus Laboratories, Inc., the U.S. Supreme Court reversed the Federal Circuit’s application of Bilski and invalidated a patent focused on a process for identifying a proper dosage for an existing therapeutic because the patent claim embodied a law of nature. On July 30, 2012, the USPTO released a memorandum entitled “2012 Interim Procedure for Subject Matter Eligibility Analysis of Process Claims Involving Laws of Nature,” with guidelines for determining patentability of diagnostic or other processes in line with the Mayo decision. On June 13, 2013, in Association for Molecular Pathology v. Myriad Genetics, the Supreme Court held that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated. The Supreme Court did not address the patentability of any innovative method claims involving the manipulation of isolated genes. On March 4, 2014, the USPTO released a memorandum entitled “2014 Procedure For Subject Matter Eligibility Analysis Of Claims Reciting Or Involving Laws Of Nature/Natural Principles, Natural Phenomena, And/Or Natural Products.” This memorandum provides guidelines for the USPTO’s new examination procedure for subject matter eligibility under 35 U.S.C. §101 for claims embracing natural products or natural principles. On June 12, 2015, the Federal Circuit issued a decision in Ariosa v. Sequenom holding that a method for detecting a paternally inherited nucleic acid of fetal origin performed on a maternal serum or plasma sample from a pregnant female were unpatentable as directed to a naturally occurring phenomenon. On July 30, 2015, the USPTO released a Federal Register Notice entitled, “July 2015 Update on Subject Matter Eligibility,” This Notice updated the USPTO guidelines for the USPTO’s procedure for subject matter eligibility under 35 U.S.C. §101 for claims embracing natural products or natural principles phenomenon. Although the guidelines do not have the force of law, patent examiners have been instructed to follow them. What constitutes a law of nature and a sufficient inventive concept remains uncertain, and it is possible that certain aspects of molecular diagnostics tests would be considered natural laws and, therefore, ineligible for patent protection. Some aspects of our technology involve processes that may be subject to this evolving standard and we cannot guarantee that any of our pending or issued claims will be patentable or upheld as valid as a result of such evolving standards. In addition, patents we own or license that issued before these recent cases may be subject to challenge in court or before the USPTO in view of these current legal standards. Accordingly, the evolving interpretation and application of patent laws in the United States governing the eligibility of diagnostics for patent protection may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned and licensed patents. Changes in either the patent laws or in interpretations and application of patent laws may also diminish the value of our existing intellectual property or intellectual property that we continue to develop. We cannot predict the breadth of claims that may be allowed or enforceable in our patents or in third-party patents.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

We may be involved in litigation related to intellectual property, which could be time-intensive and costly and may adversely affect our business, operating results or financial condition.
We may receive notices of claims of direct or indirect infringement or misappropriation or misuse of other parties’ proprietary rights from time to time and some of these claims may lead to litigation. We cannot assume that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or other rights, or the validity of our patents, trademarks or other rights, will not be asserted or prosecuted against us. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. No assurance can be given that other patent applications will not have priority over our patent applications. If third parties bring these proceedings against our patents, we could incur significant costs and experience management distraction. Litigation may be necessary for us to enforce our patents and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require on acceptable terms or at all. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and operating results.
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
RISKS RELATING TO OUR CORPORATE STRUCTURE AND OUR COMMON STOCK
We may not be able to regain compliance with the continued listing requirements of The NASDAQ Capital Market.
On January 7, 2016, we received written notice from The NASDAQ Stock Market LLC notifying us that we are not in compliance with the minimum bid price requirements set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market. NASDAQ Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the written notice, we no longer meet the minimum bid price requirement. The written notice provided an initial 180-day period to regain compliance. We have until July 5, 2016 to regain compliance by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event that we do not regain compliance by that date, The NASDAQ Stock Market LLC may commence delisting proceedings, which could adversely impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock; limiting our ability to issue additional securities in the future; and limiting our ability to fund our operations.
Our largest stockholders continue to have significant influence, which could delay or prevent a change in corporate control that may otherwise be beneficial to our stockholders.
John P. Dugan, our former chairman, and Heartland Advisors, Inc. beneficially own approximately 27.6% and 17.7% of our outstanding common stock, respectively.  As a result, these stockholders are able to exercise significant influence over the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendments to our certificate of incorporation.  This ownership concentration by these stockholders could delay or prevent a change in corporate control that may otherwise be beneficial to our other stockholders.
We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.
Our certificate of incorporation and bylaws include provisions, such as providing for three classes of directors, which may make it more difficult to remove our directors and management and may adversely affect the price of our common stock. In addition, our certificate of incorporation authorizes the issuance of “blank check” preferred stock, which allows our Board to create one or

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

more classes of preferred stock with rights and preferences greater than those afforded to the holders of our common stock.  This provision could have the effect of delaying, deterring or preventing a future takeover or a change in control, unless the takeover or change in control is approved by our Board.  We are also subject to laws that may have a similar effect. For example, section 203 of the General Corporation Law of the State of Delaware prohibits us from engaging in a business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.  As a result of the foregoing, it will be difficult for another company to acquire us and, therefore, could limit the price that possible investors might be willing to pay in the future for shares of our common stock. In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.
Our quarterly and annual revenues and operating results may vary, which may cause the price of our common stock to fluctuate.
Our quarterly and annual operating results may vary as a result of a number of factors, including:

•	uncertainty about when sales of our molecular diagnostic tests will be recognized;

•	adoption of and coverage and reimbursement for our molecular diagnostic tests;

•	regulatory developments; and

•	timing and integration of any acquisitions.

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
During 2015, our common stock traded at a low of $0.42 and a high of $2.74. During 2014, our stock traded at a low of $1.34 and a high of $6.25.   The trading price of our common stock has been and will continue to be subject to:

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

We may be subject to securities litigation, which is expensive and could divert our management's attention.
The market price of our securities may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
The indemnification rights provided to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against its directors, officers, and employees.
Our certificate of incorporation, as amended, contains provisions permitting us to enter into indemnification agreements with our directors, officers, and employees. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Parsippany, New Jersey where we lease approximately 23,000 square feet.  The lease runs through June 2017.  Our lab facilities are located in Pittsburgh, Pennsylvania and New Haven, Connecticut, where we lease a total of approximately 21,400 square feet. Our Pittsburgh, Pennsylvania lease expires in March 2017. Our New Haven, Connecticut lease is month-to-month.

We have initiated discussions with our landlords in Parsippany, NJ and Pittsburgh, PA regarding new lease options. Our current facilities in Parsippany, NJ are significantly greater than we need and we believe that there is ample commercial space available in Parsippany, NJ and Pittsburgh, PA to meet our needs. Additionally, our longer term plans will likely include transferring operations from New Haven, CT to Pittsburgh, PA. Accordingly, we believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

ITEM 3.LEGAL PROCEEDINGS

General

We are currently a party to legal proceedings incidental to our business.  As required, we have accrued our estimate of the probable costs for the resolution of these claims. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flow, litigation is subject to inherent uncertainties.  Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial condition, results of operations or cash flows.  To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of December 31, 2015, our accrual for litigation and threatened litigation was not material to the consolidated financial statements. Legal fees are expensed as incurred.

Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias filed a complaint, or the Complaint, against us with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-899-15), or the Prolias Litigation. In the Complaint, Prolias alleges that we entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto, or collectively the Agreement, whereby Prolias and us agreed to work in good faith to commercialize a diagnostic test known as "Thymira."  Thymira is a minimally invasive diagnostic test that is being developed to detect thyroid cancer.

Prolias alleges in the Complaint that we wrongfully terminated the Agreement, breached obligations owed to it under the Agreement and committed torts by (i) failing to effectively and timely validate Thymira, (ii) purchasing a competitor of Prolias and working to commercialize the competitive product at the expense of Thymira, and (iii) interfering with a license agreement that Prolias had with Cornell University related to a license for Thymira.   Prolias asserts claims against us for breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contract and breach of fiduciary duty and seeks to recover unspecified compensatory damages, punitive damages, interest and costs of suit.

On June 3, 2015, we filed an Answer and Counterclaim in response to the Complaint. In the Answer, we denied liability for the claims being asserted in the Complaint. In the Counterclaim, we asserted claims against Prolias for breaches of the Agreement and for a declaratory judgment. We seek damages from Prolias in excess of $500,000 plus interest and attorney’s fees and costs, together with a declaration compelling Prolias to execute and deliver to us a promissory note in the amount of One Million Five Hundred Thousand Dollars ($1,500,000.00) to evidence Prolias’ obligation to repay us for amounts that were advanced.

After the Answer and Counterclaim were filed, both us and Prolias exchanged paper discovery.  Some time in December, Prolias replaced its counsel with new counsel.  Thereafter, on December 18, 2015, Prolias filed an Order to Show Cause and

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

Temporary Restraining Order, or TRO, that sought to (a) enjoin us from selling the assets that comprise our CSO business to Publicist Healthcare Communications Group and (b) disqualify our counsel from representing us in the litigation.

On December 21, 2015, the Court held a hearing on Prolias's application to temporarily enjoin the sale of the CSO business.  Following the hearing the Court denied Prolias's application for a TRO and set a hearing date on the motions to disqualify counsel and to obtain an injunction.

On February 4, 2016 the Court heard argument on Prolias's motions to disqualify counsel and to obtain an injunction.  Following the hearing, the Court entered orders denying the motion to disqualify and denying the motion for an injunction.

On February 24, 2016, Prolias filed with the New Jersey Appellate Division, a motion for leave to appeal the order denying the motion to disqualify.  We filed our opposition to the motion on March 7, 2016.  It is not known when the Appellate Division will rule or whether, should Prolias so request, the Chancery Division will otherwise stay progress of the case pending appeal.

We deny that we are liable to Prolias for any of the claims asserted in the Complaint and it intends to (a) vigorously defend itself against those claims, (b) pursue all claims asserted in the Counterclaim and (c) vigorously oppose the motion for leave to appeal.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

Our common stock is traded on the NASDAQ under the ticker symbol “IDXG”.  The price range per share of common stock presented below represents the high and low trading price for our common stock on the NASDAQ for the last two years by quarter.

	2015		2014
	HIGH	LOW	HIGH	LOW
First quarter	$2.15	$1.30	$6.25	$4.20
Second quarter	$1.81	$1.00	$5.44	$4.05
Third quarter	$2.74	$1.40	$4.50	$2.26
Fourth quarter	$1.98	$0.42	$2.41	$1.34

Holders

We had 566 stockholders of record as of March 18, 2016.  Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.  Future earnings, if any, will be used to finance the future operation and growth of our businesses.

Securities Authorized For Issuance Under Equity Compensation Plans

We have a number of stock-based incentive and benefit programs designed to attract and retain qualified directors, executives and management personnel.  All equity compensation plans have been approved by security holders.  The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2015:

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

Equity Compensation Plan Information
Year Ended December 31, 2015
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (Amended and Restated 2004 Stock Award and Incentive Plan, 2000 Omnibus Incentive Compensation Plan, and 1998 Stock Option Plan)	909,728	$5.04	3,346,306

Equity compensation plans not approved by security holders	117,187	1.79	—
Total	1,026,915	$4.67	3,346,306

ITEM 6.	SELECTED FINANCIAL DATA

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

OVERVIEW

We are focused on developing and commercializing molecular diagnostic tests principally focused on early detection of high potential progressors to cancer. and leveraging the latest technology and personalized medicine for patient diagnosis and management. We currently have four commercialized molecular tests: PancraGen®, a pancreatic cyst molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy, and ThyraMIR®, which assesses thyroid nodules risk of malignancy utilizing a proprietary gene expression assay. We also have on the market in a limited way, an assay also utilizing PathFinder TG- Barrett's esophagus, an esophageal cancer risk classifier. We are planning to expand our approach to the Barrett’s market by potentially soft launching in 2016 an early assessment Barrett’s assay. We also have in development an assay for biliary cancer.

Our mission is to provide personalized medicine through molecular diagnostics and innovation to advance patient care based on rigorous science. We aim to provide physicians and patients with diagnostic options for detecting genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers. Our customers consist primarily of physicians, hospitals and clinics.

In December 2015, we sold a majority of our Commercial Services, or CSO, business to Publicis Healthcare Solutions, Inc., or the Buyer, under a definitive asset purchase agreement for a total cash payment of $28.5 million, including an initial upfront cash payment of $25.5 million and $3.0 million of a working capital adjustment. The agreement was previously announced on November 2, 2015 and the transaction was approved by a majority of stockholders on December 22, 2015.  We used the proceeds

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

from the transaction to pay off our senior commercial debt and for ongoing working capital to fund the remainder of our CSO business winding down through March 2016, the transition to a molecular diagnostics company as well as our molecular diagnostics operations. Subsequent to the CSO sale, we also changed our corporate name to Interpace Diagnostics Group, Inc. and began trading under the trading symbol IDXG on The NASDAQ Stock Market, LLC, or NASDAQ on December 23, 2015.

With the completion of the CSO transaction and termination of related activities through March 2016, we will be a pure play in the expanding molecular diagnostics industry offering solutions for determining the presence of certain cancers to clinicians and their patients as well as providing prognostic pre-cancerous information, an expanding market opportunity. The molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and avoiding too frequent monitoring. We are keenly focused on growing our test volumes, securing reimbursement, and driving revenue for our four commercialized innovative tests as well as, expanding our business by developing and promoting synergistic products in our market.

In March 2016, we announced that we implemented a broad-based program to maximize efficiencies and cut costs as we focus on improving cash flows and profitability while completing the transition to a standalone molecular diagnostics business. In addition to reducing headcount, we have realigned our compensation structure, consolidated positions, eliminated programs and development plans that did not have near term benefits, streamlined and right-sized operating systems while reducing overhead.

In February 2016, we announced that we received Medicare approval for coverage of ThyraMIR®. As a result, the ThyraMIR® test is now accessible to more than 50 million covered Medicare patients nationwide effective immediately. ThyGenX®is already covered by Medicare, therefore, the addition of coverage for ThyraMIR® provides Medicare covered patients the benefits of the ThyGenX/ThyraMIR combination test.

In January 2016. we announced that our Medicare administrative carrier, Novitas Solutions, issued a new local coverage determination, or LCD, for PancraGen®. The LCD provides the specific circumstances under which PancraGen® is covered. The new policy is non-conditional and may improve the efficiency of the testing process for doctors and patients. The LCD covers approximately 55 million patients, bringing the total patients covered for PancraGen® to nearly 68 million.

On January 7, 2016, we were notified by NASDAQ that we were no longer in compliance with the minimum bid price requirements of the stock exchange and that we have until July 5, 2015 to regain compliance with this requirement or face delisting. We are currently considering available options to regain compliance.

In August 2015, we announced that both the ThyGenX® Thyroid Oncogene Panel and ThyraMIR® Thyroid miRNA Classifier secured coverage by one of the largest independent Blue Cross Blue Shield plans which insures 3.3 million patients.  This medical policy update, covering both ThyGenX® and ThyraMIR®, was the first large commercial insurance plan to cover ThyraMIR®.

In July 2015, we announced that ThyGenX® was approved by Aetna for assessing fine needle aspiration samples from indeterminate thyroid nodules.  Aetna's insurance plans cover 46 million patients and its positive coverage decision brings the total number of patients covered for ThyGenX® to be more than 100 million.

DESCRIPTION OF REPORTING SEGMENTS

Effective December 31, 2015, we have one reporting segment: our molecular diagnostics business, after the divestiture of our CSO business on December 22, 2015. We realigned our reporting segments, and the operating segments and service offerings within our operating segments, due to the acquisition of RedPath and acquiring certain assets from Asuragen, to reflect our current and going forward business strategy. Our current reporting segment structure is reflective of the way our management views the business, makes operating decisions and assesses performance. This structure allows investors to better understand our performance, better assess prospects for future cash flows, and make more informed decisions about us.

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

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

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

Our revenue is generated using our proprietary tests. Our performance obligation is fulfilled upon the completion, review and release of test results. In conjunction with fulfilling these services, we bill the third-party payor or hospital. We recognize our revenue related to billings for Medicare, Medicare Advantage, and hospitals on an accrual basis, net of contractual adjustment, when a contract is in place, a reliable pattern of collectability exists and collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, the contractual rate or the amounts agreed to with hospitals.

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

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

climate of the industries in which we operate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible asset and our consolidated financial results.

We test goodwill for impairment at the business (reporting) unit level.  The Company has one reporting unit, which has goodwill. Prior to the sale of the Commercial Services business in December 2015, the Company had two reporting units, Commercial Services and Interpace Diagnostics. Effective December 31, 2015, the Company has one reporting unit and segment: the Company's molecular diagnostics business. The Company's current reporting segment structure is reflective of the way the Company's management views the business, makes operating decisions and assesses performance.

Step 1 of the Company's goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured in a Step 2 Analysis.

In Step 2, the amount of the impairment loss, if any, is measured by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The fair value of goodwill is valued in the same manner that goodwill is calculated in a business combination. The entity should allocate the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill. This allocation would be performed only for purposes of testing goodwill for impairment and entities would not record the “step-up” in net assets or any unrecognized intangible assets.

In 2015, we recorded $15.7 million of impairment charges relating to the impairment of our goodwill balance. See Note 9, Goodwill and Other Intangible Assets, to the consolidated financial statements for more details.

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

During the fourth quarter of 2015, due to the decline in market capitalization and other indicators, such as reduced forecast expectations,, we reviewed the recoverability of long-lived assets and finite-lived intangible assets and concluded that no finite-lived intangible assets were impaired. See Note 9, Goodwill and Other Intangible Assets, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

On a quarterly basis, we review outstanding loans receivable to determine if a provision for doubtful notes is necessary.  These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  Subsequent cash receipts on the outstanding interest are applied against the outstanding interest receivable balance and the corresponding allowance.  Our assessments of value are

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

subjective given that the investees may be at an early stage of development and rely regularly on their investors for cash infusions.  See Note 20, Investment in Privately Held Non-Controlled Entity and Other Arrangements for further information.

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

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products and forecasted life cycle and cash flows over that period. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ materially from the forecasted amounts. See Note 5, Acquisitions included in this Annual Report on Form 10-K for further information.

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

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

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

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences.  The realization of these assets is dependent on generating future taxable income.  We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  Our recent operating results and projections of future income weighed heavily in our overall assessment.  The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2015 and 2014, as we determined that it was more likely than not that these assets would not be realized.

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

On occasion, we grant market contingent stock-based awards.  In 2014, we issued market contingent SARs to our chief executive officer. The fair value estimate of market contingent SARs was calculated using a Monte Carlo Simulation model.  The market contingent SARs are subject to a time-based vesting schedule, but will not vest unless and until certain additional, market-based conditions are satisfied. See Note 14, Stock-Based Compensation, to our consolidated financial statements in this Annual Report on Form 10-K for further information.

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

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

	Years Ended December 31,
	2015	2015	2014	2014
Revenue, net	$9,432	100.0%	$1,474	100.0%
Cost of services	6,910	73.3%	1,268	86.0%
Gross profit	2,522	26.7%	206	14.0%

Sales and marketing	10,358	109.8%	604	41.0%
Research and development	2,292	24.3%	255	17.3%
General and administrative	16,922	179.4%	14,314	971.1%
Acquisition related amortization expense	3,812	40.4%	773	52.4%
Loss on extinguishment of debt	1,873	19.9%	—	—%
Goodwill impairment	15,666	166.1%	—	—%
Asset impairment	—	—%	2,086	141.5%
Change in fair value of contingent consideration	(7,993)	(84.7)%	—	—%
Total operating expenses	42,930	455.2%	18,032	1,223.3%

Operating loss	(40,408)	(428.4)%	(17,826)	(1,209.4)%
Interest expense	(3,705)	(39.3)%	(602)	(40.8)%
Other expense, net	(93)	(1.0)%	(68)	(4.6)%
Loss from continuing operations before income tax	(44,206)	(468.7)%	(18,496)	(1,254.8)%
(Benefit from) income tax	(13,136)	(139.3)%	(5,030)	(341.2)%
Loss from continuing operations	(31,070)	(329.4)%	(13,466)	(913.6)%

Income (loss) from operations of discontinued operations	10,341	109.6%	(2,310)	(156.7)%
Gain (loss) on sale of assets	21,634	229.4%	—	—%
Income (loss) from discontinued operations	31,975	339.0%	(2,310)	(156.7)%
Provision for income tax on discontinued operations	12,261	130.0%	297	20.1%
Income (loss) from discontinued operations, net of tax	19,714	209.0%	(2,607)	(176.9)%

Net loss	$(11,356)	(120.4)%	$(16,073)	(1,090.4)%

Results of Continuing Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Operations Overview

We currently operate in one reporting segment, our molecular diagnostics business, after the divestiture of our CSO business on December 22, 2015. We realigned our reporting segments, and the operating segments and service offerings within our operating segments, due to the acquisition of RedPath and acquiring certain assets from Asuragen, to reflect our current and going forward business strategy. Our current reporting segment structure is reflective of the way our management views the business, makes operating decisions and assesses performance.

We incurred significant losses due to the ramping up of our molecular diagnostics business, and significant one-time adjustments, such as goodwill impairment, restructuring charges, and compensation expense related to accelerated vesting of equity due to the sale of our CSO business.

Revenue, net

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

Consolidated revenue for the year ended December 31, 2015 increased by $8.0 million, or 539.9%, to $9.4 million, compared to the year ended December 31, 2014. This increase was attributable to having a full year of revenue from the Redpath and Asuragen acquisitions as compared to a partial year in 2014. PancraGen® revenue in 2015 was approximately $8.0 million, which accounted for the majority of our revenue.

Cost of revenue

Consolidated cost of revenue for the year ended December 31, 2015 increased $5.6 million, or 445.0%, to $6.9 million, compared to the year ended December 31, 2014. This increase was attributable to having a full year of sales from the Redpath and Asuragen acquisitions as compared to a partial year in 2014.

Gross profit

Consolidated gross profit for the year ended December 31, 2015 increased $2.3 million, or 1,124.3%, to $2.5 million, compared to the year ended December 31, 2014. This increase was related to the increase in revenue discussed above.

Sales and marketing expense

Sales and marketing expense was $10.4 million for the year ended December 31, 2015 and as a percentage of revenue was 109.8%. For the year ended December 31, 2014 the expense was $0.6 million. In addition to the increase being attributable to having a full year in 2015 as compared to 2014, the sales and marketing expenses and focus were significantly increased in 2015.

Research and development

Research and development expense was $2.3 million and as a percentage of revenue was 24.3%. For the year ended December 31, 2014 the expense was $0.3 million. In addition to the increase being attributable to having a full year in 2015 as compared to 2014, there was an increased investment for research & development in 2015.

General and administrative

General and administrative expense for the year ended December 31, 2015 was $16.9 million as compared to $14.3 million for the year ended December 31, 2014. This increase was primarily attributable to the $1.9 million in severance recorded in the fourth quarter of 2015 primarily related to the departure of two executives and $1.8 million in compensation expense relating to the accelerated vesting of equity attributable to the CSO sale in December 2015. As a percentage of revenue, general and administrative expense was 40.4% for the year ended December 31, 2015.

Acquisition related amortization expense

During the year ended December 31, 2015, we recorded amortization expense of $3.8 million as compared to $0.8 million for the year ended December 31, 2014. Increase is due to full year of amortization for RedPath and Asuragen acquired intangible assets.

Loss on extinguishment of debt

In connection with paying off our credit agreement we incurred approximately $1.9 million in expense consisting of $1.4 million in exit fee expense (net), $0.2 million in accelerated deferred financing costs, and $0.3 million in the acceleration of the loan origination fee.

Goodwill impairment

During the year ended December 31, 2015, we recognized an impairment charge of $15.7 million related to the goodwill associated with the Redpath acquisition. See Note 9 to the consolidated financial statements for more details.

Asset impairment

During the year ended December 31, 2014, we identified events that had an adverse effect on the fair value of our cost-method investment in Prolias and impaired the initial investment of $1.5 million since we considered the decline in our cost-method investment to be other than temporary (based on various factors, including historical financial results, asset quality and the overall

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

health of the investee’s industry). In addition, we fully reserved for the loan to Prolias, recording a charge of approximately $0.6 million.

Change in fair value of contingent consideration

During the year ended December 31, 2015, we had an $8.0 million reduction to our contingent consideration liability and recognized the credit to operating expenses in the fourth quarter of 2015. Lower revenue projections resulted in reduced projected royalties due to the former shareholders of Asuragen and RedPath.

Operating loss

There were operating losses from continuing operations of $40.4 million and $17.8 million during the years ended December 31, 2015 and 2014, respectively.  The increase in operating loss from continuing operations in the year ended December 31, 2015 was primarily attributable to the increase in operating expenses related to the ramping up of our molecular diagnostics business and significant one-time adjustments, such as goodwill impairment, restructuring charges, and compensation expense related to accelerated vesting of equity due to the sale of our CSO business.

Provision for income taxes

We had an income tax benefit of approximately $13.1 million for the year ended December 31, 2015. We had an income tax benefit of approximately $5.0 million for the year ended December 31, 2014. Income tax benefit for the year ended December 31, 2015 was primarily due to the reclassification of CSO as discontinued operations and the tax adjustments associated with that reclass. The income tax benefit for the year ended December 31, 2014 was primarily due to the release of a valuation allowance for deferred tax assets as a result of recording deferred tax liabilities related to the RedPath acquisition offset by net expense of $0.3 related to current and deferred state income taxes.

Income (loss) from discontinued operations, before tax

We had income from discontinued operations of $10.3 million for the year ended December 31, 2015 as compared to a loss on discontinued operations of $1.1 million for the year ended December 31, 2014. This increase was primarily related to an increase in CSO revenue within discontinued operations in 2015 and a full year of Group DCA losses in 2014 as compared to one quarter of losses in 2015.

Gain (loss) on sale

On December 22, 2015 we sold substantially all of our CSO business to the Buyer for an aggregate cash purchase price at closing of approximately $28.5 million, which resulted in a net gain on sale of approximately $21.6 million. In the first quarter of 2015, we recorded a gain on sale of the Group DCA business of approximately $0.2 million. In the fourth quarter of 2015, we recorded a loss on the disposal of Group DCA of $1.2 million. See Note 4, Discontinued Operations, in the Consolidated Financial Statements for more details.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had cash and cash equivalents of $8.3 million and net accounts receivable of $2.8 million. Historically, our business has collected approximately 56% of cumulative gross billings from our molecular diagnostics business. As of December 31, 2015, we had gross billings outstanding of $15.3 million. In 2015, on a consolidated basis our net loss from continuing operations was $31.1 million and cash used in operating activities was $19.8 million.
As a result of the CSO sale in December 2015, which generated net cash proceeds of $26.8 million, $21.6 million was used to pay off our outstanding loan and associated loan fees, we focused our resources and strategic initiatives on our molecular diagnostics business, which, while still at an early stage of commercial development, has begun to generate growth momentum. As with many companies in a similar stage, sufficient capital is required before achieving profitability.

It is anticipated that we will require additional capital to fund our operations. There is no guarantee that additional capital will be raised that is sufficient to fund our operations in 2016 and beyond, but we intend to meet our capital needs by driving revenue growth of our commercial molecular diagnostic tests, streamlining operations, reducing costs, as well as exploring various other options.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

In March 2016, we announced that we implemented a broad-based program to maximize efficiencies and cut costs as we focus on improving cash flows and profitability while completing our transition to a standalone molecular diagnostics business. In addition to reducing headcount, the Company has realigned its compensation structure, consolidated positions, eliminated programs and development plans that did not have near term benefits, streamlined and right-sized operating systems while reducing overhead.
Management can take additional steps to further reduce our future operating expenses as needed.  However, we cannot provide any assurance that we will be able to raise additional capital as needed. The accompanying financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  If we are unsuccessful in executing strategic alternatives for our business to continue operations, when needed, then we may be forced to seek protection under the U.S. Bankruptcy Code, or be forced into liquidation or substantially altering or restructuring our business operations.
During the year ended December 31, 2015, net cash used in operating activities was $19.8 million, of which $29.0 million was used in continuing operations and $9.2 million was provided by discontinued operations.  The main component of cash used in operating activities during the year ended December 31, 2015 was our loss from continuing operations of $31.1 million. During the year ended December 31, 2014, net cash used in operating activities was $16.4 million, of which $15.1 million was used in continuing operations and $1.3 million was used in discontinued operations. The main component of cash used in operating activities during the year ended December 31, 2014 was our loss from continuing operations of $13.5 million and an increase in accounts receivable.

For the year ended December 31, 2015 net cash provided by investing activities was approximately $26.4 million of which $0.3 million was used in continuing operations and $26.7 million was provided by discontinued operations primarily related to the net proceeds we received from the sale of CSO of $26.8 million. For the year ended December 31, 2014 net cash used in investing activities was $25.4 million. The net cash used in investing activities in 2014 was primarily related to the $13.4 million of cash paid (net) to acquire RedPath and the $8.5 million of cash paid to acquire certain assets from Asuragen.

For the year ended December 31, 2015 net cash used in financing activities was $21.6 million as we paid off our $20.0 million credit agreement that we entered into in 2014. For the year ended December 31, 2014 there was net cash provided from financing activities of $19.2 million as we entered into a $20.0 million credit agreement.

We had standby letters of credit of approximately $1.1 million and $1.4 million at December 31, 2015 and 2014, respectively, as collateral for our existing insurance policies and our facility leases.  In February 2016, we reduced our letter of credit by $0.6 million and received the same amount in cash as a return of our deposit due to the expiration of our building lease in Saddle River, NJ. Our standby letters of credit automatically renew every year unless canceled in writing by us with consent of the beneficiary, generally not less than 60 days before the expiry date.

We did not record any facility realignment charges for the years ended December 31, 2015 and 2014, respectively.

A rollforward of the activity for the facility realignment accrual is as follows (in thousands):

Balance as of January 1, 2014	$1,962
Accretion	142
Adjustments	(16)
Payments	(1,321)
Balance as of December 31, 2014	$767
Accretion	139
Adjustments	—
Payments	(772)
Balance as of December 31, 2015	$134

Charges for facility lease obligations relate to real estate lease contracts where we have exited certain space and are required to make payments over the remaining lease term (January 2016 for the Saddle River, New Jersey facility, November 2016 for the Dresher, Pennsylvania facility and June 2017 for the Parsippany, New Jersey facility).  All lease termination amounts are shown net of projected sublease income.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

Contractual Obligations

We have committed cash outflow related to operating lease agreements and other contractual obligations. We lease facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as predefined rent escalations.  Total expense from continuing operations under these agreements for the years ended December 31, 2015 and 2014 was approximately $0.8 million and $0.5 million, respectively.

In connection with our acquisition of RedPath and certain assets of Asuragen in 2014, we are obligated to make certain royalty and milestone payments. Under the Asuragen License Agreement, we owe a $500,000 milestone payment, which was payable in February 2016, but which we are in the process of negotiating a restructuring of the payment, and to pay royalties on the future net sales of the miRInform® pancreas platform for a period of ten years following a qualifying sale, on the future net sales of the miRInform® thyroid platform through August 13, 2024 and on certain other thyroid diagnostics tests for a period of ten years following a qualifying sale. With respect to our acquisition of RedPath, we entered into the Contingent Consideration Agreement. The former equityholders of RedPath are entitled to a $5 million cash payment upon the achievement by the Company of $14.0 million or more in annual net sales of our molecular diagnostics test for the management of Barrett’s esophagus and a further $5 million cash payment upon the achievement by the Company of $37.0 million or more in annual net sales of a basket of assays. In addition, we are obligated to pay revenue based payments through 2025 on annual net sales: above $12.0 million of PancraGen®; up to $30 million of our molecular diagnostics test for the management of Barrett’s esophagus; and above $30 million of our molecular diagnostics test for the management of Barrett’s esophagus.

In connection with the sale of the sale of the CSO business and the implementation of a broad-based program to maximize efficiencies and cut costs, the Company reduced headcount and incurred severance obligations to terminated employees that currently amount to $3.0 million ($1.9 million of which was recorded in continuing operations) at December 31, 2015, which are expected to be paid in 2016.

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

Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

under the Exchange Act) as of December 31, 2015.  Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, based on their review, our disclosure controls and procedures are effective to provide such reasonable assurance.
Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2015 as required by Section 404 of the Sarbanes-Oxley Act. Management's report on our internal control over financial reporting is included in this Annual Report on Form 10-K. Management has concluded that internal control over financial reporting is effective as of December 31, 2015.

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
Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2015, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013), updated and reissued by the Committee and Sponsoring Organizations (the Integrated Framework). Based on our assessment under the Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting
There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2016 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2016 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2016 annual meeting of stockholders and such information is incorporated by reference herein.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions that is responsive to Item 13 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2016 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2016 annual meeting of stockholders and such information is incorporated by reference herein.

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

2.1
Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

2.2
Agreement and Plan of Merger, dated October 31, 2014, by and among RedPath Integrated Pathology, Inc., the Company, Interpace Diagnostics, LLC, RedPath Acquisition Sub, Inc. and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

2.3
Asset Purchase Agreement, dated as of October 30, 2015, by and between Publicis Touchpoint Solutions, Inc. and PDI, Inc. is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015

3.1
Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-46321), filed with the SEC on May 19, 1998

3.2
Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002

3.3
Certificate of Amendment to the Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 14, 2012

3.4
Amended and Restated By-Laws of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 6, 2014

3.5
Certificate of Amendment to the Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Form 8-K filed with the SEC on December 23, 2015

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
3.6
Certificate of Amendment to the Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Form 8-K filed with the SEC on December 23, 2015

4.1
Specimen Certificate Representing the Common Stock, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-46321), filed with the SEC on May 19, 1998

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
10.4*
Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009

10.5*
Form of Stock Appreciation Rights Agreement for Employees, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009

10.6*
Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009

10.7*
Form of Restricted Share Agreement, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010

10.8
Offer Letter between the Company and Graham G. Miao, dated October 14, 2014, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.9
Employment Separation Agreement between the Company and Graham G. Miao, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.10
Confidential Information, Non-Disclosure, Non-Competition, Non-Solicitation and Rights to Intellectual Property Agreement between the Company and Graham G. Miao, dated October 14, 2014, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.11
Form of Restricted Stock Unit Inducement Agreement, by and between the Company and Graham G. Mio, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.12
Stock Appreciation Rights Inducement Agreement by and between the Company and Graham G. Miao, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.13
Morris Corporate Center Lease, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009

10.14
Non-negotiable Subordinated Secured Promissory Note, dated October 31, 2014, by the Company and Interpace Diagnostics, LLC in favor of RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.15
Amendment No. 1 to Note, dated July 30, 2015, by and between Redpath Equityholder Representative, LLC, a Delaware limited liability company, and the Company, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 12, 2015

10.16
Limited Waiver, Consent and Amendment No. 2 to Note, dated October 30, 2015, by and among RedPath Equityholder Representative, LLC, PDI, Inc., and Interpace Diagnostics, LLC, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 12, 2015

10.17
Contingent Consideration Agreement, dated October 31, 2014, by and among the Company, Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
10.18
Subordination and Intercreditor Agreement, dated October 31, 2014, by and among the Company, RedPath Equityholder Representative, LLC and SWK Funding LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.19
Settlement Agreement, dated January 28, 2013, by and between RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics Corporation) and the United States of America, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.20
License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

10.21
CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

10.22
Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

10.23
Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014

10.24
Lease, dated October 10, 2007, by and between Spring Way Center, LLC and RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics, LLC), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.25
Lease Renewal, dated April 3, 2013, by and between Spring Way Center, LLC and RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics, LLC), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.26
Lease, dated June 28, 2015, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.27
Amendment No. 1 to Lease, dated September 18, 2007, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.28
Amendment No. 2 to Lease, dated August 29, 2008, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.29
Amendment No. 3 to Lease, dated April 8, 2009, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.30
Amendment No. 4 to Lease, dated September 16, 2010, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.31
Amendment No. 5 to Lease, dated September 15, 2011, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.32
Amendment No. 6 to Lease, dated March 5, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.33
Amendment No. 7 to Lease, dated August 29, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

10.34
Amendment Agreement, dated December 7, 2015, by and between PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.) and Nancy S. Lurker, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2015

10.35
Agreement and General Release, dated January 6, 2016, by and between Gerald Melillo and PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on January 1, 2016

21.1	Subsidiaries of the Registrant, filed herewith

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

Exhibit No.	Description
23.1	Consent of BDO USA, LLP, filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
*	Denotes compensatory plan, compensation arrangement or management contract.
†	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order for confidential treatment from the SEC.

Interpace Diagnostics Group, Inc.
Annual Report on Form 10-K (continued)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2016.

INTERPACE DIAGNOSTICS GROUP, INC.
/s/ Jack E. Stover
Jack E. Stover
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 29th day of March, 2016.

Signature	Title
/s/ Stephen J. Sullivan
Stephen J. Sullivan	Chairman of the Board of Directors

/s/ Jack E. Stover
Jack E. Stover	Interim President and Chief Executive Officer and Director (principal executive officer)

/s/ Nat Krishnamurti
Nat Krishnamurti	Interim Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)

/s/ Heiner Dreismann
Heiner Dreismann	Director

/s/ Harry Glorikian
Harry Glorikian	Director

/s/ Joseph Keegan
Joseph Keegan	Director

/s/ Kapila Ratnam
Kapila Ratnam	Director

Interpace Diagnostics Group, Inc.
(formerly known as PDI, Inc.)
Index to Consolidated Financial Statements
and Financial Statement Schedules

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2015 and 2014	F-3

Consolidated Statements of Comprehensive Loss for the years ended
December 31, 2015 and 2014	F-4

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2015 and 2014	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2015 and 2014	F-6

Notes to Consolidated Financial Statements	F-8

Schedule II. Valuation and Qualifying Accounts	F-41

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interpace Diagnostics Group, Inc.:

We have audited the accompanying consolidated balance sheets of Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2015 and 2014.  In connection with our audits of the financial statements, we have also audited the financial statements schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interpace Diagnostics Group, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule, when considered in the relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Woodbridge, New Jersey
March 29, 2016

INTERPACE DIAGNOSTICS GROUP, INC.
(Formerly known as PDI, Inc.)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,310	$23,111
Short-term investments	106	107
Accounts receivable, net	2,806	3,836
Other current assets	2,569	5,641
Current assets from discontinued operations	5,374	12,171
Total current assets	19,165	44,866
Property and equipment, net	1,460	1,793
Goodwill	—	15,545
Other intangible assets, net	43,492	47,304
Other long-term assets	3,255	2,949
Non-current assets from discontinued operations	340	3,449
Total assets	$67,712	$115,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,560	$2,162
Accrued salary and bonus	2,424	1,569
Other accrued expenses	5,961	7,951
Current portion of long-term debt, net of debt discount	1,164	—
Current liabilities from discontinued operations	12,264	21,896
Total current liabilities	23,373	33,578
Contingent consideration	17,890	25,909
Long-term debt, net of debt discount	7,233	27,154
Other long-term liabilities	6,178	8,814
Non-current liabilities from discontinued operations	—	329
Total liabilities	54,674	95,784
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no
shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 and 40,000,000 shares authorized;
18,705,214 and 16,558,140 shares issued, respectively;
17,662,671 and 15,361,133 shares outstanding, respectively	187	165
Additional paid-in capital	132,522	134,171
Accumulated deficit	(111,252)	(99,896)
Accumulated other comprehensive income	13	16
Treasury stock, at cost (1,042,543 and 1,197,007 shares, respectively)	(8,432)	(14,334)
Total stockholders' equity	13,038	20,122
Total liabilities and stockholders' equity	$67,712	$115,906

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.
(Formerly known as PDI, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	For The Years Ended December 31,
	2015	2014
Revenue, net	$9,432	$1,474
Cost of revenue (excluding amortization of $3,812 and $773, respectively)	6,910	1,268
Gross profit	2,522	206
Operating expenses:
Sales and marketing	10,358	604
Research and development	2,292	255
General and administrative	16,922	14,314
Acquisition related amortization expense	3,812	773
Loss on extinguishment of debt	1,873	—
Goodwill impairment	15,666	—
Asset impairment	—	2,086
Change in fair value of contingent consideration	(7,993)	—
Total operating expenses	42,930	18,032

Operating loss	(40,408)	(17,826)
Interest expense	(3,705)	(602)
Other expense, net	(93)	(68)
Loss from continuing operations before tax	(44,206)	(18,496)
Benefit from income tax	(13,136)	(5,030)
Loss from continuing operations	(31,070)	(13,466)

Discontinued Operations
Income (loss) from discontinued operations	10,341	(2,310)
Gain (loss) on sale of assets	21,634	—
Income (loss) from discontinued operations	31,975	(2,310)
Provision for income tax on discontinued operations	12,261	297
Income (loss) from discontinued operations, net of tax	$19,714	$(2,607)

Net loss	$(11,356)	$(16,073)

Other comprehensive income (loss):
Unrealized holding loss on available-for-sale securities, net	(3)	—
Comprehensive loss	$(11,359)	$(16,073)

Basic and diluted (loss) income per share of common stock:
From continuing operations	$(2.01)	$(0.90)
From discontinued operations	1.28	(0.18)
Net loss per basic and diluted share of common stock	$(0.73)	$(1.08)
Weighted average number of common shares and common share equivalents outstanding:
Basic	15,475	14,901
Diluted	15,475	14,901

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.
(Formerly known as PDI, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	For The Years Ended December 31,
	2015		2014
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	16,558	$165	16,316	$163
Common stock issued	1,321	13	81	—
SARs exercised	—	—	—	—
Restricted stock issued	874	9	174	2
Restricted stock forfeited	(48)	—	(13)	—
Balance at December 31	18,705	187	16,558	165
Treasury stock:
Balance at January 1	1,197	(14,334)	1,146	(14,106)
Treasury stock reissued	(500)	6,110	—	—
Treasury stock purchased	346	(208)	51	(228)
Balance at December 31	1,043	(8,432)	1,197	(14,334)
Additional paid-in capital:
Balance at January 1		134,171		130,229
Common stock issued		2		—
Common stock issued through ATM		451		—
Contingent consideration		—		1,820
Restricted stock issued		(9)		(2)
Treasury stock reissued		(6,110)		—
Stock-based compensation expense		4,017		2,124
Balance at December 31		132,522		134,171
Accumulated deficit:
Balance at January 1		(99,896)		(83,823)
Net loss		(11,356)		(16,073)
Balance at December 31		(111,252)		(99,896)
Accumulated other comprehensive income (loss):
Balance at January 1		16		16
Unrealized holding loss on available-for-sale securities, net of tax		(3)		—
Balance at December 31		13		16
Total stockholders' equity		$13,038		$20,122

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.
(Formerly known as PDI, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(11,356)	$(16,073)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	5,030	2,391
Deferred taxes	(1,167)	(5,035)
Realignment accrual accretion	139	142
Interest accretion	1,095	139
Provision for bad debt	802	—
Other current assets	979	—
Change in fair value of contingent consideration	(7,993)	—
Impairment of discontinued operations	—	1,906
Stock-based compensation	4,017	2,124
Goodwill impairment	15,666	—
Non-cash loss on debt extinguishment	476	—
Asset impairment	635	2,086
Gain on sale of discontinued operations	(21,634)	—
Other changes in assets and liabilities:
Increase in accounts receivable	(5,486)	(3,422)
Increase (decrease) in unbilled receivable	(181)	—
Decrease in other current assets	2,350	3,678
Decrease in other long-term assets	3,286	193
Increase in accounts payable	1,019	786
Decrease in unearned contract revenue	(5,201)	(929)
Increase (decrease) in accrued salaries and bonus	895	(4,248)
(Decrease) increase in accrued liabilities	(3,389)	1,180
Decrease in long-term liabilities	176	(1,296)
Net cash used in operating activities	(19,842)	(16,378)
Cash Flows From Investing Activities
Purchase of property and equipment	(353)	(2,851)
Acquisition of diagnostic assets	—	(8,500)
Acquisition of RedPath, net of cash acquired	—	(13,359)
Loan to privately held non-controlled entity	—	(655)
Net proceeds from sale of assets	26,751	—
Net cash provided by (used in) investing activities	26,398	(25,365)
Cash Flows From Financing Activities
Cash received from financing arrangement	—	20,000
Repayment of financing arrangement	(20,000)	—
Debt extinguishment costs	(1,600)	—
Cash paid for debt discount and deferred financing costs	—	(557)
Issuance of common stock	451	—
Cash paid for repurchase of restricted shares	(208)	(228)
Net cash (used in) provided by financing activities	(21,357)	19,215

Net decrease in cash and cash equivalents	(14,801)	(22,528)
Cash and cash equivalents from continuing operations – beginning	23,111	45,639
Cash and cash equivalents from discontinued operations – beginning	—	—
Cash and cash equivalents – beginning	$23,111	$45,639
Cash and cash equivalents from continuing operations – ending	$8,310	$23,111
Cash and cash equivalents from discontinued operations – ending	—	—
Cash and cash equivalents - ending	$8,310	$23,111
Cash paid for taxes	$242	$115
Cash paid for interest	$3,128	$—

Supplemental Disclosures of Noncash Investing and Financing Activities
(in thousands)
	For the Years Ended December 31,
	2015	2014
Contingent consideration - common stock	$—	$1,820
Contingent consideration - deferred payments	$—	$26,542
Subordinated note payable	$—	$7,509

The accompanying notes are an integral part of these consolidated financial statements

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

1.	Nature of Business and Significant Accounting Policies

Nature of Business

Interpace Diagnostics Group, Inc., or the Company, formerly known as PDI, Inc., is focused on developing and commercializing molecular diagnostic tests, leveraging the latest technology and personalized medicine for better patient diagnosis and management. The Company currently has four commercialized molecular tests; PancraGen® for the diagnosis and prognosis of pancreatic cancer from pancreatic cysts; ThyGenX®, for the diagnosis of thyroid cancer from thyroid nodules utilizing a next generation sequencing assay, ThyraMIR®, for the diagnosis of thyroid cancer from thyroid nodules utilizing a proprietary gene expression assay. The Company also has on the market in a limited way, an assay for Barrett's Esophagus that classifies levels of genomic instability in patients. The Company is planning to expand its approach to the Barrett’s market by potentially soft launching in 2016 an early assessment Barrett’s assay to further help physicians assess risk of cancer.  The Company also has in development an assay for biliary cancer.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The consolidated financial statements include the accounts of Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation and Interpace Diagnostics, LLC.

Discontinued operations includes the Company's wholly-owned subsidiaries: Group DCA, LLC, or Group DCA; InServe Support Solutions (Pharmakon); and TVG, Inc. (TVG, dissolved December 31, 2014) and its Commercial Services business unit. All significant intercompany balances and transactions have been eliminated in consolidation.

Effective December 31, 2015, the Company has one reporting segment: the Company's molecular diagnostics business, after the divestiture of its Commercial Services business on December 22, 2015, see Note 4, Discontinued Operations for further information. The Company's current reporting segment structure is reflective of the way the Company's management views the business, makes operating decisions and assesses performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include accounting for business combinations, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, revenue recognition, income tax accruals, asset impairments and facilities realignment accruals.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash accounts, money market investments and highly liquid investment instruments with original maturity of three months or less at the date of purchase.

Discontinued Operations

The Company accounts for business dispositions and its businesses held for sale in accordance with ASC 205-20, Discontinued Operations. ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. See Note 4, Discontinued Operations for further information.

Receivables and Allowance for Doubtful Accounts

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The Company’s accounts receivable are generated using its proprietary tests. The Company’s services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payor or hospital. The Company recognizes accounts receivable related to billings for Medicare, Medicare Advantage, and hospitals on an accrual basis, net of contractual adjustment, when collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, or the amounts billed to hospitals. The Company records an Allowance for Doubtful accounts for PancraGen® hospital roster billings based on the collection history of this payor. Since Medicare and Medicare Advantage have fixed reimbursement rates, there is no Allowance for Doubtful Accounts associated with these payors.

The Company provides services to commercial insurance carriers or governmental program that do not have a contract in place for its proprietary tests may or may not be covered by these entities existing reimbursement policies. In addition, the Company does not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests in the event that their commercial insurance carrier or governmental program does not pay the Company for its services. In the absence of an agreement with the patient, or other clearly enforceable legal right to demand payment from commercial insurance carriers or governmental agencies, no accounts receivable is recognized. The Company does not record an Allowance for Doubtful Accounts for the commercial insurance or governmental programs since the revenue is recorded mainly on a cash basis.

Loans and Investments in Privately Held Entities

From time-to-time, the Company makes investments in and/or loans to privately-held companies.  The Company determines whether the fair values of any investments in privately held entities have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable.  If the Company considers any such decline to be other than temporary (based on various factors, including historical financial results, asset quality and the overall health of the investee’s industry), a write-down to estimated fair value is recorded.  As of December 31, 2013, the Company had an investment in a privately held non-controlled entity of $1.5 million accounted for in accordance with Accounting Standards Codification, or ASC, 325-20 Investments Other - Cost Method Investments. In the fourth quarter of 2014, the Company identified events that have had an adverse effect on the fair value of this cost-method investment and recorded a charge within continuing operations.

On a quarterly basis, the Company reviews outstanding loans receivable to determine if a provision for doubtful notes is necessary.  These reviews include discussions with senior management of the investee, and evaluations of, among other things, the investee’s progress against its business plan, its product development activities and customer base, industry market conditions, historical and projected financial performance, expected cash needs and recent funding events.  Subsequent cash receipts on the outstanding interest are applied against the outstanding interest receivable balance and the corresponding allowance.  As of December 31, 2015 and 2014, the Company had a loan receivable balance of $1.3 million, with a third party, respectively, which was fully reserved for.

See Note 20, Investment in Privately Held Non-Controlled Entity and Other Arrangements for further information.

Other current assets

Other current assets consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Indemnification asset	$875	$875
Letters of credit	360	326
Other receivables	1,048	1,676
Prepaid expenses	180	367
Deferred tax asset	—	1,359
Other	106	1,038
	$2,569	$5,641

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
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

See Note 8, Property and Equipment and Note 4, Discontinued Operations for further information.

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

Acquisition Accounting

The Company accounts for business combinations by applying the acquisition method of accounting. The cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets transferred, liabilities incurred, equity instruments issued, and costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over the Company's interest in the fair value of the identifiable net assets acquired is recorded as goodwill.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products and forecasted life cycle and cash flows over that period. Although the Company believes that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ materially from the forecasted amounts. See Note 5, Acquisitions included for further information.

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

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
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

The Company tests its goodwill for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in its expected future cash flows; a sustained, significant decline in its stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and its consolidated financial results. If the Company's projected long-term sales growth rate, profit margins, or terminal rate change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate impairment in this reporting unit and, as a result, all or a portion of these assets may become impaired.

The Company tests its goodwill for impairment at the business (reporting) unit level. The Company has one reporting unit, which has goodwill. Prior to the sale of the Commercial Services business in December 2015, the Company had two reporting units, Commercial Services and Interpace Diagnostics. Effective December 31, 2015, the Company has one reporting unit and segment: the Company's molecular diagnostics business. The Company's current reporting segment structure is reflective of the way the Company's management views the business, makes operating decisions and assesses performance.

Step 1 of the Company's goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, must be measured in a Step 2 Analysis. Under Step 1, the Company estimated the fair value of the reporting unit using a market capitalization approach with an implied control premium. The fair value of the reporting unit was less than the carrying amount of the reporting unit; as such, the Company failed Step 1 and proceeded to assess any impairment loss in Step 2.

In Step 2, the amount of the impairment loss, if any, is measured by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The fair value of goodwill is valued in the same manner that goodwill is calculated in a business combination. The entity should allocate the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill. This allocation would be performed only for purposes of testing goodwill for impairment and entities would not record the “step-up” in net assets or any unrecognized intangible assets. The Company utilized a Market Approach to determine the Equity Value of the Company in order to calculate the total assets to be allocated. The Company assumed that all of the Company's assets and liabilities on the balance sheet approximated fair value, except for the Contingent Consideration liability and any identifiable intangible Assets. For the Contingent Consideration liability and identifiable intangible assets, the Company utilized the Multi-Period Excess Earnings Method (MPEEM) under the income approach to measure fair value. The key assumptions used in the model to determine the highest and best use of estimated future cash flows include revenue growth rates and profit margins based on internal forecasts and an estimate of a market participant's weighted-average cost of capital used to discount future cash flows to their present value. While the Company uses available information to prepare estimates and to perform impairment evaluations, actual results could differ significantly from these estimates or related projections, resulting in impairment related to recorded intangible asset balances.

During the Company's 2015 annual impairment test of goodwill, it was determined that the goodwill was impaired and the entire balance should be written off, mainly due to the decline in market capitalization and reduced forecast expectations. As a result the Company recognized an impairment loss of $15.7 million.

In connection with the Company's decision to dispose of its eDetailing business in 2014, the Company concluded that the carrying value of the Group DCA business unit was in excess of its fair value and the goodwill associated with the

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

2010 acquisition of Group DCA was impaired. The Company reclassified goodwill associated with Group DCA to non-current assets from discontinued operations, and reduced the net assets of Group DCA to their relative fair value. An impairment loss of $1.2 million was recorded within Loss from discontinued operations in the consolidated statement of comprehensive loss for the year ended December 31, 2014. See Note 4, Discontinued Operations for further information.

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

During 2015, as a result of the decline in market capitalization and other indicators, such as reduced forecast expectations, the Company reviewed the recoverability of long-lived assets and finite-lived intangible assets. The Company concluded that the carrying value of such assets were recoverable as of December 31, 2015, and no impairment of such assets was necessary. During the year ended December 31, 2014, $0.7 million of long-lived assets were impaired within loss from discontinued operations related to the disposition of Group DCA. See Note 9, Goodwill and Other Intangible Assets for further information.

Self-Insurance Accruals

The Company is self-insured for benefits paid under employee healthcare programs.  The Company’s liability for healthcare claims is estimated using an underwriting determination which is based on the current year’s average lag days between when a claim is incurred and when it is paid.  The Company maintains stop-loss coverage with third-party insurers to limit its total exposure on all of these programs.  Periodically, the Company evaluates the level of insurance coverage and adjusts insurance levels based on risk tolerance and premium expense.  Management reviews the self-insurance accruals on a quarterly basis.  Actual results may vary from these estimates, resulting in an adjustment in the period of the change in estimate.  Prior to October 1, 2008, the Company was also self-insured for certain losses for claims filed and claims incurred but not reported relating to workers’ compensation and automobile-related liabilities for Company-leased cars.  Beginning October 1, 2008, the Company became fully-insured through an outside carrier for these losses.  The Company’s liability for claims filed and claims incurred but not reported prior to October 1, 2008 is estimated on an actuarial undiscounted basis supplied by our insurance brokers and insurers using individual case-based  valuations and statistical analysis. These estimates are based upon judgment and historical experience.  However, the final cost of many of these claims may not be known for five years or more after filing of the claim. As of December 31, 2015, the Company had no outstanding claims filed and claims incurred but not reported for self-insured automobile-related liabilities. At December 31, 2015 and 2014, self-insurance accruals totaled $0.6 million and $0.5 million, respectively, of which $0.1 million for both periods is included in other accrued expenses within continuing operations and $0.5 million and $0.4 million is in current liabilities from discontinued operations on the consolidated balance sheet at December 31, 2015 and 2014, respectively.

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

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
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

In connection with the October 31, 2014 acquisition of RedPath the Company assumed a liability for a January 2013 settlement agreement entered into by the former owners of RedPath with the United States Department of Justice, or DOJ. Under the terms of the Settlement Agreement, the Company is obligated to make payments to the DOJ. These payments are due March 31st following the calendar year that the revenue milestones are achieved. The Company has been indemnified by the former owners of RedPath for a portion of the obligation and have recorded an indemnification asset and liability of that amount within other non-current assets and other long-term liabilities. See Note 12, Commitments and Contingencies for further information.

Revenue and Cost of Services

The Company's revenue is generated using the Company's proprietary tests. The Company's performance obligation is fulfilled upon completion, review and release of test results and subsequently billing the third-party payor or hospital. The Company recognizes revenue related to billings for Medicare, Medicare Advantage, and hospitals on an accrual basis, net of contractual adjustment, when there is a predictable pattern of collectability. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, or the amounts billed to hospitals, which approximates the Medicare rate. Upon ultimate collection, the amount received from Medicare, Medicare Advantage and hospitals with a predictable pattern of payment is compared to the previous estimates and the contractual allowance is adjusted, if necessary. Amounts not collected are charged to bad debt expense.

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

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The Company primarily uses the Black-Scholes option pricing model to determine the fair value of stock options and SARs. The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by the Company’s stock price as well as assumptions made regarding a number of complex and subjective variables.  These assumptions include: expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield. The fair value of restricted stock units, or RSUs, and restricted shares is equal to the closing stock price on the date of grant.

See Note 14, Stock-Based Compensation for further information.

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

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  Deferred tax assets are regularly reviewed for recoverability.  The Company currently has significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which should reduce taxable income in future periods, if generated.  The realization of these assets is dependent on generating future taxable income.

Income (Loss) per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends.  Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. As a result of the losses incurred in both 2015 and 2014, the potentially dilutive common shares have been excluded from the earnings per share computation for these periods because its inclusion would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss and the net unrealized gains and losses on investment securities, net of tax.  Other comprehensive income (loss) is net of reclassification adjustments for items currently included in net loss, such as realized gains and losses on investment securities.

Subsequent Events

Effective March 1, 2016, Graham G. Miao no longer serves as the Executive Vice President (“EVP”), Chief Financial Officer (“CFO”), Secretary and Treasurer of Interpace Diagnostics Group, Inc. (the “Company”). In connection with Mr. Miao’s departure, the Company entered into an Agreement and General Release (the “Agreement”) with Mr. Miao. In light of Mr. Miao’s departure, on February 26, 2016, the Company appointed Nat Krishnamurti as Interim CFO, Secretary and Treasurer of the Company effective as of March 1, 2016. Mr. Krishnamurti will also serve as the Company’s principal accounting officer.

Reclassifications

The Company reclassified certain prior period activities and balances to conform to the current year presentation. See Note 4, Discontinued Operation, for further information.

2.	Recent Accounting Standards

In January 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". This ASU provide guidance concerning certain matters involving the recognition, measurement, and disclosure of financial assets and financial liabilities. The guidance does not alter the basic framework for classifying debt instruments held as financial assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with some exceptions. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for annual periods beginning after December 15, 2017 and interim periods beginning December 15, 2018. The Company does not expect ASU 2015-17 to have a material effect on the Company’s results of operations, however, the Company’s balance sheet classification of current deferred taxes would change.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a material effect on the Company's results of operations; however, it could impact future balance sheet presentation and financial statement disclosures related to any future debt issuance costs the Company may have.
In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect ASU 2015-15 to have a material effect on the Company’s results of operations; however, it could impact future balance sheet presentation and financial statement disclosures related to any future debt issuance costs. the Company may have.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 deferring the effective date to annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. The Company will adopt this ASU when effective. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and the Company's management is currently evaluating which transition approach to use. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements and related disclosures.

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

3.	Liquidity
As of December 31, 2015, the Company had cash and cash equivalents of $8.3 million and net accounts receivable of $2.8 million. Historically, the Company has collected approximately 56% of cumulative gross billings from its diagnostics business. As of December 31, 2015, the Company had gross billings outstanding of $15.3 million. In 2015, on a consolidated basis the Company’s net loss from continuing operations before tax was $44.2 million  and cash used in operating activities was $19.8 million.
As a result of the sale of the Commercial Services business in December 2015, which generated net cash proceeds of $26.8 million, the Company focused its resources and strategic initiatives on the molecular diagnostics business, which, while still at an early stage of commercial development, has begun to generate growth momentum. As with many companies in a similar stage, sufficient capital is required before achieving profitability.

The Company will most likely require additional capital in 2016 to fund the Company's operations. There is no guarantee that additional capital will be raised that is sufficient to fund the Company's operations in 2016 and beyond, but the Company intends to meet its capital needs by driving revenue growth of our commercial molecular diagnostic tests, streamlining operations, reducing costs, raising capital and/or potentially seeking other financing options and alternatives.
Management can take additional steps to further reduce the Company's future operating expenses as needed.  However, the Company cannot provide any assurance that the Company will be able to raise additional capital as needed. The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  If the Company is unsuccessful in executing strategic alternatives for the business to continue operations, when needed, then it may be forced to seek protection under the U.S. Bankruptcy Code, or be forced into liquidation or substantially altering or restructuring its business operations.
4. Discontinued Operations
On December 22, 2015, the Company completed the Company's sale of substantially all of the assets, the goodwill and ongoing business comprising the Company’s Commercial Services segment, or the Commercial Services Business, to Publicis Healthcare Solutions, Inc., formerly known as Publicis Touchpoint Solutions, Inc., or the Buyer, pursuant to the Asset Purchase Agreement, dated as of October 30, 2015, by and between the Buyer and the Company, or the Asset Purchase Agreement, for an aggregate cash purchase price at the closing of approximately $28.5 million, or the Closing Purchase Price, subject to a post-closing working capital adjustment, and the assumption by the Buyer of certain specified liabilities. The Closing Purchase Price includes a $25.5 million cash payment, or the Base Cash Payment, and an estimated closing date working capital adjustment cash payment of $3 million. Under the Asset Purchase Agreement, the Company is also entitled to receive an earn-out payment in 2017 equal to one-third of the 2016 revenues generated by the Commercial Services Business under certain specified contracts and client relationships, less the amount of the Base Cash Payment. Based on the current projection, the Company did not record any receivable relating to such earn-out payment.
The Company used the net proceeds from the transactions contemplated by the Asset Purchase Agreement to pay the balance of the outstanding loan under the Credit Agreement and related fees, as described further in Note 21, Long-Term Debt. The Company intends to use the remaining net proceeds to fund its future business activities, including its molecular diagnostics business, and for general working capital purposes.
In connection with the closing of the transactions contemplated by the Asset Purchase Agreement, on December 22, 2015, the Company entered into a transition services agreement with the Buyer, pursuant to which the Company will provide certain services to the Buyer for up to six months following the closing, and a restrictive covenant agreement with the Buyer, pursuant to which, among other things, the Company will be prohibited from competing with the Commercial Services Business until December 31, 2020.
The Asset Purchase Agreement also requires the Company to change its name, and, as a result the Company changed its name from “PDI, Inc.” to “Interpace Diagnostics Group, Inc.”
A reconciliation of the gain on sale for the Company's Commercial Services business is as follows:

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

(in thousands)	Gain on Sale
Purchase price	$25,467
Working capital adjustment	3,067
Total consideration	28,534
Assets and liabilities sold, net	(5,311)
Transaction costs	(1,806)
Gain on sale	$21,417	*
* Does not include $0.2 million gain on sale of the Group DCA business in 2015
As a result of the sale, the gain on sale and all operations from Commercial Services have been classified as discontinued operations for all periods presented. On December 31, 2014, the Company classified Group DCA as held-for-sale and wrote the assets of the business down to their fair values as the assets have become impaired. In the first quarter of 2015, the Company recorded a gain on sale of its Group DCA business of $0.2 million. On December 29, 2011, the Company entered into an agreement to sell certain assets of its Pharmakon business unit to Informed Medical Communications, Inc. Informed in exchange for potential future royalty payments and an ownership interest in Informed. In the fourth quarter of 2012, the Company wrote-off all of the assets related to the sale of Pharmakon to Informed as it believes that these assets have become impaired. On July 19, 2010, the Board approved closing the TVG business unit. The Company notified employees and issued a press release announcing this decision on July 20, 2010. The Consolidated Statements of Comprehensive Loss reflect the presentation of Commercial Services, Group DCA, Pharmakon, and TVG as discontinued operations in all periods presented.

The table below presents the significant components of Commercial Services, Group DCA's, Pharmakon's and TVG’s results included in Loss from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive loss for the years ended December 31, 2015 and 2014.

	For the Years Ended December 31,
	2015	2014
Revenue, net	$134,850	$121,874

Income (loss) from discontinued operations	10,341	(2,310)
Gain (loss) on sale of assets	21,634	—
Income (loss) from discontinued operations, before tax	31,975	(2,310)
Income tax expense	12,261	297
Income (loss) from discontinued operations, net of tax	$19,714	$(2,607)

The assets and liabilities classified as discontinued operations relate to Commercial Services, Group DCA, Pharmakon, and TVG. As of December 31, 2015 and December 31, 2014, these assets and liabilities are in the accompanying balance sheets as follows:

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	For the Years Ended December 31,
	2015			2014
	CSO	DCA/TVG	Total	CSO	DCA/TVG	Total
Accounts receivable, net	$3,296	$—	$3,296	$4,669	$—	$4,669
Unbilled receivable, net	16	—	16	5,684	—	5,684
Other	2,062	—	2,062	1,818	—	1,818
Current assets from discontinued operations	5,374	—	5,374	12,171	—	12,171
Property and equipment, net	190	—	190	1,391	—	1,391
Other	—	150	150	—	2,058	2,058
Long-term assets from discontinued operations	190	150	340	1,391	2,058	3,449
Total assets	$5,564	$150	$5,714	$13,562	$2,058	$15,620

Accounts payable	$3,767	$—	$3,767	$2,077	$69	$2,146
Unearned contract revenue	11	—	11	6,752	—	6,752
Accrued salary and bonus	3,036	—	3,036	5,580	547	6,127
Other	5,092	358	5,450	4,598	2,273	6,871
Current liabilities from discontinued operations	11,906	358	12,264	19,007	2,889	21,896
Other long-term liabilities	—	—	—	—	329	329
Total liabilities	$11,906	$358	$12,264	$19,007	$3,218	$22,225

5. Acquisitions

Assets of Asuragen, Inc.

On August 13, 2014, the Company, through its wholly-owned subsidiary Interpace Diagnostics, LLC, or Interpace or IDx, consummated an agreement to acquire certain fully developed thyroid and pancreas cancer diagnostic tests, other tests in development for thyroid cancer, associated intellectual property and a biobank with more than 5,000 patient tissue samples (collectively the Acquired Property) from Asuragen pursuant to an asset purchase agreement, or the Agreement. The Company paid $8.0 million at closing and paid an additional $0.5 million to Asuragen for certain integral transition service obligations set forth in a transition services agreement, entered into concurrently with the Agreement. The Company also entered into two license agreements with Asuragen relating to the Company’s ability to sell the fully developed thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer. In addition, the Company is obligated to make a of $500,000 milestone payment to Asuragen upon which was payable in February 2016, but which the Company is in the process of negotiating a restructuring of the payment, and to pay royalties of 5.0% on the future net sales of the pancreas diagnostics product line for a period of ten years following a qualifying sale, 3.5% on the future net sales of the thyroid diagnostics product line through August 13, 2024 and 1.5% on the future net sales of certain other thyroid diagnostics products for a period of ten years following a qualifying sale, collectively the contingent consideration.

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

The Company determined an acquisition date fair value of the contingent consideration (inclusive of the aforementioned milestone payment and royalties on future net sales) of $4.5 million. The royalty portion of the contingent consideration is based on a probability-weighted income approach derived from estimated future revenues. The fair value measurement is based on significant subjective assumptions and inputs not observable in the market and thus represents a Level 3 fair value measurement. Future revisions to these assumptions could materially change the estimate of the fair value of the contingent consideration and therefore materially affect the Company’s future financial results. See Note 7, Fair Value Measurements,

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

for further information. For the year ended December 31, 2015, the fair value of contingent consideration was reduced by $8.0 million. This reduction was a result of a reduction in future revenue projections and projected future royalty payments. There was no change in the fair value of the contingent consideration during the period ended December 31, 2014. Going forward, the Company will estimate the change in the fair value of the contingent consideration as of each reporting period and recognize the change in fair value in the statement of comprehensive income (loss). The reconciliation of consideration given for the Acquired Property to the allocation of the purchase price for the assets and liabilities acquired based on their relative fair values is as follows:

Cash	$8,000
Transition services obligation	500
Contingent consideration	4,476
Total consideration	$12,976

Thyroid	$8,519
Pancreas	2,882
Biobank	1,575
Acquired intangible assets	$12,976

The allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The final allocation price could differ materially from the allocation. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial results will be adjusted accordingly.

The unaudited pro forma consolidated statements of operations reflecting the Company’s acquisition of the Acquired Property are not provided as that presentation would require forward-looking information in order to meaningfully present the effects of the acquisition.

RedPath Integrated Pathology, Inc.

On October 31, 2014, the Company and its wholly-owned subsidiary, Interpace, entered into an Agreement and Plan of Merger, or the Agreement, to acquire RedPath, a molecular diagnostics company helping physicians better manage patients at risk for certain types of gastrointestinal cancers through its proprietary PancraGen® platform, or the Transaction, and related documents, or collectively, the Transaction Documents. This Transaction establishes Interpace in the upper gastroenterology cancer diagnostic market and provides the Company a growth platform in the diagnostic oncology space, particularly in endocrine and gastrointestinal cancer.

In addition to the Agreement, the Transaction Documents, dated October 31, 2014, include the following:

•a Non-negotiable Subordinated Secured Promissory Note, or the Note, dated October 31, 2014, by the Company in favor of RedPath Equityholder Representative, LLC, or the Equityholder Representative;

•a Contingent Consideration Agreement with the Equityholder Representative, or the Contingent Consideration Agreement;

•a Credit Agreement among the Company and the financial institutions party thereto from time to time as lenders, or the Lenders and agent for the Lenders, or the Agent;

•a Guarantee and Collateral Agreement by PDI, Inc. and certain of its subsidiaries, in favor of the Agent, or the Senior Guarantee;

•a Guarantee and Collateral Agreement, or the Subordinated Guarantee, by the Company and certain of its subsidiaries in favor of the Equityholder Representative; and

•a Subordination and Intercreditor Agreement, or the Intercreditor Agreement, by and among the Company, the Equityholder Representative and the Agent.

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Under the terms of the Agreement, the Company paid net cash of $13.4 million to the Equityholder Representative, on behalf of the equityholders of RedPath, or the Equityholders, at the closing of the Transaction, inclusive of a working capital adjustment of $1.6 million. The Agreement contains customary representations, warranties and covenants of the Company and RedPath. Subject to certain limitations, the parties will be required to indemnify each other for damages resulting from breaches of the representations, warranties and covenants made in the Agreement and certain other matters.

The Company also issued an interest-free Note to the Equityholder Representative, on behalf of the Equityholders, at the closing of the Transaction for $11.0 million to be paid in eight equal consecutive quarterly installments beginning October 1, 2016. The interest rate will be 5.0% in the event of a default under the Note. The obligations of the Company under the Note are guaranteed by the Company and its Subsidiaries pursuant to the Subordinated Guarantee in favor of the Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its Subsidiaries also granted a security interest in substantially all of their respective assets, including intellectual property, to secure their obligations to the Equityholder Representative. The Company has recorded the present value of the Note to the Equityholder Representative at approximately $7.3 million using a discount rate of 13.5%.

In connection with the Transaction, the Company also entered into the Contingent Consideration Agreement with the Equityholder Representative. Pursuant to the Contingent Consideration Agreement, the Company has agreed to issue to the Equityholders 500,000 shares of the Company’s common stock, par value $0.01, or Common Stock, upon acceptance for publication of a specified article related to PancraGen® for the management of Barrett’s esophagus, and an additional 500,000 shares of Common Stock upon the commercial launch of PancraGen® for the management of Barrett’s esophagus, or collectively, the Common Stock Milestones. The pending issuance of Common Stock have been recorded as Common Stock and Additional paid-in capital in the Company's consolidated balance sheet as of December 31, 2014. The 500,000 shares were issued in June 2015 from treasury stock. In the event of a change of control of us, Interpace or RedPath on or before April 30, 2016, the Common Stock Milestones not then already achieved will be accelerated and the Equityholders will be immediately entitled to receive the Common Stock not yet previously issued to them, which occurred on December 22, 2015 in connection with the sale of the Company's Commercial Services business. The additional 500,000 shares were issued in March 2016 from treasury stock. The Equityholders are entitled to an additional $5 million cash payment upon the achievement by the Company of $14.0 million or more in annual net sales of PancraGen® for the management of Barrett’s esophagus and a further $5 million cash payment upon the achievement by the Company of $37.0 million or more in annual net sales of a basket of assays of Interpace and RedPath. In addition, the Company is obligated to pay revenue based payments through 2025 of 6.5% on annual net sales above $12.0 million of PancraGen®-Pancreas, 10% on annual net sales up to $30 million of PancraGen® for the management of Barrett’s esophagus and 20% on annual net sales above $30 million of PancraGen® for the management of Barrett’s esophagus. These amounts were recorded at fair value at the date of acquisition and total $22.1 million for the cash portion and $1.8 million for the stock component.

In connection with the Transaction, the Company entered into the Credit Agreement with the Agent and the Lenders. Pursuant to and subject to the terms of the Credit Agreement, the Lenders agreed to provide a term loan to the Company in the aggregate principal amount of $20.0 million, or the Loan. The Company received net proceeds of approximately $19.6 million following payment of certain fees and expenses in connection with the Credit Agreement and the maturity date of the loan was October 31, 2020. See Note 21, Long-term debt, for further information.

The acquisition has been accounted for as a business combination, subject to the provisions of ASC 805-10-50 and has been treated as a stock acquisition for tax purposes. In connection with the transaction, the Company recorded $15.7 million of goodwill and $34.5 million of finite lived intangible assets having a weighted-average amortization period of 8.1 years. See Note 9, Goodwill and Other Intangible Assets, for additional information.

The Company determined an acquisition date fair value of the contingent consideration (inclusive of the aforementioned milestone payments, royalties on future net sales and Common Stock Milestones) of $23.9 million. The royalty portion of the contingent consideration is based on a probability-weighted income approach derived from estimated future revenues. The fair value measurement is based on significant subjective assumptions and inputs not observable in the market and thus represents a Level 3 fair value measurement. Future revisions to these assumptions could materially change the estimate of the fair value of the contingent consideration and therefore materially affect the Company’s future financial results. See Note 6, Fair Value Measurements, for further information. There was no change in the fair value of the contingent consideration during the period ended December 31, 2014. Going forward, the Company will estimate the change in the fair value of the contingent consideration as of each reporting period and recognize the change in fair value in the consolidated statement of comprehensive income (loss). For the year ended December 31, 2015 the Company recognized a reduction in contingent consideration of $8.0 million. In addition, the Company recorded an indemnification asset and liability of $2.5 million related

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

to a joint settlement reached between RedPath and the DOJ, with no charges ever being filed against RedPath. The indemnification asset and liability are recorded within Other long-term assets and Other long-term liabilities, respectively. The reconciliation of consideration given for RedPath to the final allocation of the purchase price for the assets and liabilities acquired based on their relative fair values is as follows:

Cash		$13,572
Subordinated note payable		7,517
Cash	$22,066
Common stock	1,820
Contingent consideration		23,886
Total consideration		$44,975

Goodwill		$15,666
Pancreas Test	$16,141
Barrett's Test	18,351
Acquired intangible assets		34,492
Current assets		5,465
Indemnification asset, long-term - DOJ settlement		2,500
Other long-term assets		366
Current liabilities		(4,809)
DOJ settlement, long-term (indemnified by RedPath)		(2,500)
Deferred income tax liability		(6,205)
Total acquired assets		$44,975

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2014 assume that the Company had acquired 100% of the membership interests in RedPath as of the beginning of the period presented.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

2014
Revenue	$9,786
Net loss	$24,299
Loss per share	$(1.63)

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

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
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

	As of December 31, 2015		Fair Value Measurements
	Carrying	Fair	As of December 31, 2015
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$7,534	$7,534	$7,534	$—	$—
Money market funds	776	776	776	—	—
	$8,310	$8,310	$8,310	$—	$—
Marketable securities:
Money market funds	$48	$48	$48	$—	$—
Mutual funds	58	58	58	—	—
U.S. Treasury securities	1,115	1,115	1,115	—	—
Government agency securities	131	131	131	—	—
	$1,352	$1,352	$1,352	$—	$—
Liabilities:
Contingent consideration:
Asuragen	$4,628	$4,628	$—	$—	$4,628
RedPath	13,921	13,921	—	—	13,921
	$18,549	$18,549	$—	$—	$18,549

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	As of December 31, 2014		Fair Value Measurements
	Carrying	Fair	As of December 31, 2014
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$6,836	$6,836	$6,836	$—	$—
Money market funds	16,275	16,275	16,275	—	—
	$23,111	$23,111	$23,111	$—	$—
Marketable securities:
Money market funds	$48	$48	$48	$—	$—
Mutual funds	59	59	59	—	—
U.S. Treasury securities	1,070	1,070	1,070	—	—
Government agency securities	317	317	317	—	—
	$1,494	$1,494	$1,494	$—	$—
Liabilities:
Contingent consideration:
Asuragen	$4,476	$4,476	$—	$—	$4,476
RedPath	22,066	22,066	—	—	22,066
	$26,542	$26,542	$—	$—	$26,542

The fair value of marketable securities is valued using market prices in active markets (level 1).  As of December 31, 2015 and 2014, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

In connection with the acquisition of the Acquired Property from Asuragen and acquisition of RedPath, the Company recorded $4.5 million and $22.1 million of contingent cash consideration related to deferred payments and revenue based payments, respectively. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  There was an $8.0 million net reduction in the fair value of the contingent consideration during the period ended December 31, 2015. The contingent consideration currently consists of $0.6 million in current liabilities and $17.9 million in long-term liabilities. A rollforward of the carrying value of the contingent consideration from continuing operations from January 1, 2015 to December 31, 2015 is as follows:

	2015
	January 1,	Additions	Adjustment to Fair Value	December 31,
Asuragen	$4,476	$152	$—	$4,628
RedPath	22,066	—	(8,145)	13,921
	$26,542	$152	$(8,145)	$18,549

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  There is no fair value ascribed to the letters of credit as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Certain of the Company's non-financial assets, such as other intangible assets and goodwill are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The following table summarizes the goodwill of the Company measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014:

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Fair Value Measurements as of
	Carrying Amount as of	December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3

Goodwill	$—	$—	$—	$—

	Carrying Amount as of	Fair Value Measurements as of
	December 31, 2014	December 31, 2014

Goodwill	$15,545	$—	$—	$15,545

7.	Investments in Marketable Securities

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

Available-for-sale securities consist of assets in a rabbi trust associated with the Company’s deferred compensation plan.  At both December 31, 2015 and 2014, the carrying value of available-for-sale securities was approximately $106,000 and $107,000, respectively, which is included in short-term investments.  The available-for-sale securities at December 31, 2015 and 2014 were approximately $48,000 in money market accounts for both periods, and approximately $58,000 and $59,000, respectively, in mutual funds.  At December 31, 2015, accumulated other comprehensive income included gross unrealized holding gains of approximately $13,000 and no gross unrealized holding losses.  At December 31, 2014, accumulated other comprehensive income (loss) included gross unrealized holding gains of approximately $16,000 and no gross unrealized holding losses.  During the years ended December 31, 2015 and 2014, other income, net included no gross realized losses or realized gains.

The Company’s other marketable securities consist of investment grade debt instruments such as obligations of U.S. Treasury and U.S. Federal Government agencies and are maintained in separate accounts to support the Company’s letters-of-credit.  These investments are categorized as held-to-maturity because the Company’s management has the intent and ability to hold these securities to maturity.  The Company had standby letters-of-credit of approximately $1.1 million and $1.4 million at December 31, 2015 and 2014, respectively, as collateral for its existing insurance policies and facility leases.

At December 31, 2015 and 2014, held-to-maturity investments included:

		Maturing			Maturing
	December 31, 2015	within 1 year	after 1 year through 3 years	December 31, 2014	within 1 year	after 1 year through 3 years
Cash/money market funds	$47	$47	$—	$204	$204	$—
US Treasury securities	1,115	341	774	1,070	105	965
Government agency securities	131	—	131	317	225	92
Total	$1,293	$388	$905	$1,591	$534	$1,057
At December 31, 2015 and December 31, 2014, held-to-maturity investments were recorded in the following accounts:

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Other current assets	$388	$534
Other long-term assets	905	1,057
Total	$1,293	$1,591

8.    Property and Equipment

Property and equipment consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Furniture and fixtures	$2,862	$2,830
Office equipment	2,475	2,228
Computer equipment	3,476	3,023
Internal-use software	7,438	7,311
Leasehold improvements	4,762	4,727
	21,013	20,119
Less accumulated depreciation	(19,553)	(18,326)
	$1,460	$1,793

Depreciation expense from continuing operations was approximately $0.6 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively.  There was no internal-use software amortization expense included in depreciation and amortization expense for either period as that was all recorded in discontinued operations. During the year ended December 31, 2014, the Company capitalized $0.5 million of internal-use software related to investment in the development of its core systems.

During the year ended December 31, 2015, the Company recorded a non-cash charge of approximately $0.6 million for the write-down of fixed assets within Loss from discontinued operations based on the decision to sell the Commercial Services business. During the year ended December 31, 2014, the Company recorded a non-cash charge of approximately $0.6 million for the write-down of the remaining balance of the external-use software within Loss from discontinued operations, net of tax based on the decision to sell Group DCA and exit the eDetailing business. As of December 31, 2015, there was no unamortized balance of capitalized external-use software.

9.	Goodwill and Other Intangible Assets

Goodwill

During the Company's annual impairment testing of goodwill as of December 31, 2015, the Company recognized an impairment loss of $15.7 million within goodwill impairment in the consolidated statement of operations and comprehensive loss. A rollforward of the carrying value of goodwill from continuing operations from January 1, 2014 to December 31, 2015 is as follows:

	2015
	January 1,	Additions	Adjustments	Impairments	December 31,
RedPath	$15,545	$—	$121	$(15,666)	$—

	2014
RedPath	$—	$15,545	$—	$—	$15,545

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Other Intangible Assets
The net carrying value of the identifiable intangible assets as of December 31, 2015 and December 31, 2014 is as follows:

		As of December 31, 2015	As of December 31, 2014
	Life	Carrying	Carrying
	(Years)	Amount	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
Pancreas	7	2,882	2,882
Biobank	4	1,575	1,575
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett's test	9	18,351	18,351
Total		$47,468	$47,468
Diagnostic lab:
CLIA Lab	2.3	$609	$609

Accumulated Amortization		$(4,585)	$(773)

Net Carrying Value		$43,492	$47,304

Amortization expense was $3.8 million for the year ended December 31, 2015 and $0.8 million for the year ended December 31, 2014. Amortization of the thyroid diagnostic asset will begin upon launch of the product. Estimated amortization expense for the next five years is as follows:

2016	2017	2018	2019	2020
$4,889	$6,097	$5,949	$5,703	$5,703

10.	Retirement Plans

The Company offers an employee 401(k) saving plan.  Under the Interpace Diagnostics Group, Inc. 401(k) Plan, employees may contribute up to 50% of their pre- or post-tax base compensation.  The Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%.  Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock.  The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2015 and December 31, 2014 was approximately $0.1 million and $0.1 million, respectively.

11. Accrued Expenses and Other Long-Term Liabilities
Other accrued expenses consisted of the following as of December 31, 2015 and 2014:

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Facilities realignment accrual	43	517
Self insurance accruals	137	111
Indemnification liability	875	875
Contingent consideration	659	633
Acquisition related costs	—	1,225
Rent payable	127	348
DOJ settlement	250	500
Accrued interest	—	465
Accrued professional fees	775	626
Taxes payable	591	477
Unclaimed property	546	539
All others	1,958	1,635
	$5,961	$7,951
Other long-term liabilities consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Rent payable	$52	$209
Uncertain tax positions	3,425	3,267
Deferred tax liability	—	2,525
Facilities realignment accrual	—	43
DOJ settlement (indemnified by RedPath)	2,500	2,500
Other	201	270
	$6,178	$8,814

12.	Commitments and Contingencies

The Company leases facilities, automobiles and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations.  Total expense from continuing operations under these agreements for the years ended December 31, 2015 and 2014 was approximately $0.8 million and $0.5 million, respectively.

As of December 31, 2015, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Contingent consideration (1)	$18,549	$659	$7,095	$4,451	$6,344
Contractual obligations (2)	46	46	—	—	—
Operating lease obligations:
Minimum lease payments	2,388	2,103	285	—	—
Less minimum sublease rentals (3)	(753)	(753)	—	—	—
Net minimum lease payments	1,635	1,350	285	—	—
Total	$20,230	$2,055	$7,380	$4,451	$6,344

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

(1) Amounts represent contingent royalty and milestone payments in connection with the Company's 2014 acquisitions based on annual net sales and the launch of the diagnostic tests acquired.

(2) Amounts represent contractual obligations related to software license contracts, office equipment and contracts for software systems.

(3) As of December 31, 2015, the Company has entered into various sublease agreements for all of the office space at the Saddle River, New Jersey facility and the Dresher, Pennsylvania facility. These subleases will provide aggregated lease income of approximately $1.9 million and $1.3 million, respectively, over the lease periods.

Letters of Credit

As of December 31, 2015, the Company had $1.1 million in letters of credit outstanding as required by its existing insurance policies and its facility leases. As discussed in Note 7, Investments in Marketable Securities these letters of credit are collateralized by certain investments.

Litigation

Due to the nature of the businesses in which the Company is engaged, such as product detailing and in commercialization of diagnostic tests, it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or commercializes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products. As part of the closeout of its CSO operations, the Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with customers (the scope of which may vary from customer to customer, and the performance of which is not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of December 31, 2015, the Company's accrual for litigation and threatened litigation was not material to the consolidated financial statements.

In connection with the October 31, 2014 acquisition of RedPath, the Company assumed a liability for a January 2013 settlement agreement (the Settlement Agreement) entered into by the former owners of RedPath with the DOJ. Under the terms of the Settlement Agreement, the Company is obligated to make payments to the DOJ for the calendar years ended December 31, 2014 through 2017, up to a maximum of $3.0 million.

Payments are due March 31st following the calendar year that the revenue milestones are achieved. The Company has been indemnified by the former owners of RedPath for $2.5 million of the obligation and has recorded an indemnification asset of that amount within other non-current assets. During the year ended December 31, 2015, the Company paid $0.3 million and has $2.8 million recorded as its best estimate of the amount that remains to be paid under the Settlement Agreement based on its estimate of future revenues, of which $0.3 million is included in other accrued expenses and $2.5 million is included in other long-term liabilities.

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Severance

In connection with the sale of the sale of the CSO business and the implementation of a broad-based program to maximize efficiencies and cut costs, the Company reduced headcount and incurred severance obligations to terminated employees that currently amount to $3.0 million ($1.9 million of which was recorded in continuing operations) at December 31, 2015, which is expected to be paid in 2016.

Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc., or Prolias, filed a complaint (the Complaint) against the Company with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-899-15), or the Prolias Litigation.  In the Complaint, Prolias alleges that it and the Company entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto, collectively the Agreement, whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as "Thymira."  Thymira is a minimally invasive diagnostic test that is being developed to detect thyroid cancer.

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

After the Answer and Counterclaim were filed, the Company and Prolias exchanged paper discovery.  Some time in December, Prolias replaced its counsel with new counsel.  Thereafter, on December 18, 2015, Prolias filed an Order to Show Cause and Temporary Restraining Order (TRO) that sought to (a) enjoin the the Company from selling the assets that comprise its CSO business to Publicist Healthcare Communications Group and (b) disqualify the Company's counsel from representing it  in the litigation.

On December 21, 2015, the Court held a hearing on Prolias's application to temporarily enjoin the sale of the CSO business. Following the hearing the Court denied Prolias's application for a TRO and set a hearing date on the motions to disqualify counsel and to obtain an injunction.

On February 4, 2016, the Court heard argument on Prolias's motions to disqualify counsel and to obtain an injunction. Following the hearing, the Court entered orders denying the motion to disqualify and denying the motion for an injunction.

On February 24, 2016, Prolias filed with the New Jersey Appellate Division, a motion for leave to appeal the order denying the motion to disqualify.  The Company's filed its opposition to the motion on March 7, 2016.  It is not known when the Appellate Division will rule on whether, should Prolias so request, the Chancery Division will otherwise stay progress of the case pending appeal.

The Company denies that it is liable to Prolias for any of the claims asserted in the Complaint and it intends to (a) vigorously defend itself against those claims, (b) pursue all claims asserted in the Counterclaim and (c) vigorously oppose the motion for leave to appeal.

13.	Preferred Stock and Equity Offering

The board of directors of Interpace Diagnostics Group, Inc., or the Board, is authorized to issue, from time-to-time, up to 5,000,000 shares of preferred stock in one or more series.  The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

and the number of shares of each series.  As of December 31, 2015 and 2014, there were no issued and outstanding shares of preferred stock.

Equity offering

On November 2, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, or the Shares, having an aggregate offering price of up to $5,000,000 from time to time through Cantor as the Company's sales agent, subject to the limitations set forth in the Sales Agreement.

Under the Sales Agreement, Cantor may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, but not limited to, sales made directly on The NASDAQ Global Market, on any other existing trading market for the Shares or to or through a market maker. Cantor has agreed in the Sales Agreement to use its commercially reasonable efforts to sell the Shares in accordance with the Company’s instructions (including any price, time or size limit or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of the Shares under the Sales Agreement.

The offering of the Shares pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement. The Sales Agreement may be terminated by Cantor or the Company at any time upon ten days’ notice to the other party, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change with respect to the Company.
The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of Shares and has agreed to provide Cantor with customary indemnification and contribution rights.

In the fourth quarter of 2015, there were 590,704 shares sold under this program with net proceeds to the Company of approximately $0.5 million.

14.	Stock-Based Compensation

The Company’s stock-incentive program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  The Company considers its stock-incentive program critical to its operations and productivity.  Currently, the Company is able to grant options, SARs and restricted shares from the Interpace Diagnostics Group, Inc. Amended and Restated 2004 Stock Award and Incentive Plan, or the Amended 2004 Plan, which is described below.

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

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

In December 2015, the Company sold its Commercial Services business. This triggered a change in control clause for all outstanding equity grants within the Amended 2004 Plan. As such, all unvested restricted stock, RSUs, and performance and non-performance SARs were accelerated and the Company recorded that additional expense in the fourth quarter of 2015. The impact of the acceleration on continuing operations was approximately $2.0 million which was recorded in general and administrative expenses within the consolidated statement of comprehensive loss.

The following table provides the weighted average assumptions used in determining the fair value of the non-performance based SARs granted during the years ended December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
Risk-free interest rate	1.02%	0.75%
Expected life	3.5	3.5
Expected volatility	54.47%	48.15%

Stock Incentive Plan

In 2015, the Board and stockholders approved the Company’s Amended and Restated 2004 Stock Award and Incentive Plan, or the Amended and Restated Plan. The Amended and Restated Plan amends the Company’s pre-existing Amended and Restated 2004 Stock Award and Incentive Plan which had replace the 1998 Stock Option Plan, or the 1998 Plan, and the 2000 Omnibus Incentive Compensation Plan, or the 2000 Plan.  The Amended and Restated Plan authorized an additional 2,450,000 shares for new awards and combined the remaining shares available under the original Amended and Restated Plan.  Eligible participants under the Amended and Restated Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the Amended and Restated Plan and designated by the Compensation and Management Development Committee of the Board, or the Compensation Committee.  Unless earlier terminated by action of the Board, the Amended and Restated Plan will remain in effect until such time as no stock remains available for delivery under the Amended and Restated Plan and the Company has no further rights or obligations under the Amended and Restated Plan with respect to outstanding awards thereunder.

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

In February 2014, the Company’s chief executive officer was granted 188,165 market contingent SARs.  The market contingent SARs have an exercise price of $5.10, a five year term to expiration, and a weighted-average fair value of $1.87.  The fair value estimate of the market contingent SARs was calculated using a Monte Carlo Simulation model.  These SARS were canceled upon the chief executive officer's resignation in December 2015.

The weighted-average fair value of non-performance based SARs granted during the year ended December 31, 2015 was estimated to be $0.53. The weighted-average fair value of non-performance based SARs granted during the year ended December 31, 2014 was estimated to be $1.56.  There were no SARs exercised in 2015 or 2014. Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

As of December 31, 2015, there was no unamortized compensation cost.

The impact of SARs, performance shares, RSUs and restricted stock on net loss for the years ended December 31, 2015 and 2014 is as follows:

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	2015	2014
SARs	$823	$727
Performance awards	254	98
RSUs and restricted stock	2,940	1,299
Total stock-based compensation expense	$4,017	$2,124

A summary of stock option and SARs activity for the year ended December 31, 2015, and changes during such year, is presented below:

	Shares	Average Grant Price	Remaining Contractual Period (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,692,921	$5.12	3.40	$4
Granted	24,575	$1.33	2.73	$—
Exercised	—	—
Forfeited or expired	(690,581)	$5.65
Outstanding at December 31, 2015	1,026,915	$4.67	2.74	$—
Vested and exercisable at December 31, 2015	1,026,915	$4.67	2.74	$—

A summary of the status of the Company’s nonvested SARs for the year ended December 31, 2015, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	1,255,565	$1.72
Granted	24,575	$0.53
Vested	(1,002,652)	$1.66
Forfeited	(277,488)	$1.84
Nonvested at December 31, 2015	—	$—

The aggregate fair value of SARs vested during the years ended December 31, 2015 and 2014 was $1.7 million and $0.5 million, respectively. The weighted-average grant date fair value of SARs vested during the year ended December 31, 2014 was $2.27.

A summary of the Company’s nonvested shares of restricted stock and restricted stock units for the year ended December 31, 2015, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested at January 1, 2015	711,003	$2.81	1.70	$1,273
Granted	1,343,178	$1.73	0	$—
Vested	(1,966,930)	$2.73
Forfeited	(87,251)	$3.61
Nonvested at December 31, 2015	—	$—	0	$—

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

The aggregate fair value of restricted stock and restricted stock units vested during each of the years ended December 31, 2015 and 2014 was $5.4 million and $1.7 million, respectively. The weighted-average grant date fair value of restricted stock and restricted stock units vested during the year ended December 31, 2014 was $7.83.

Inducement Awards

In connection with the Company's hiring of its former chief financial officer, the Company awarded RSUs and SARs, with a grant date fair value of $75,000 each, on October 20, 2014, or the Start Date. The awards were made pursuant to the NASDAQ inducement grant exception as a component of employment compensation. The inducement grants were approved by the Compensation Committee on October 14, 2014 contingent on and effective as of the Start Date, and were being made as an inducement material to the chief financial officer's acceptance of employment with the Company in accordance with NASDAQ Listing Rules.

The Company issued 117,187 SARs, using the Black-Scholes option pricing model to determine the fair value on the Start Date. The SARs have a base price equal to the closing price of Interpace Diagnostics Group, Inc.'s (formerly PDI, Inc.) common stock on the Start Date and a five year term. The SARs were to vest over three years, with one-third of the SARs vesting on each of the first three anniversaries of the Start Date subject to the chief financial officers continued service with Interpace Diagnostics Group, Inc. (formerly PDI, Inc.) through the applicable vesting dates. The Company issued 41,899 RSUs (equal to $75,000 divided by the closing price of PDI’s common stock) on the Start Date. The RSUs were to vest in full on the third anniversary of the Start Date subject to the chief financial officer’s continued service with the Company through the applicable vesting date. Both the SARs and RSU grants had their vesting accelerated upon the Company's sale of its Commercial Services business unit.

15.   Revenue Sources

The Company's customers consist primarily of physicians, hospitals and clinics. Its revenue channels include Medicare, Medicare Advantage, Medicaid, Client Billings (hospitals, etc.), and Commercial Payors. The following sets forth the net revenue generated by revenue channel accounted for more than 10% of the Company's revenue from continuing operations during the period presented.

Year Ended December 31,
Customer	2015
Medicare	$4,046
Medicare Advantage	$1,700
Client Billings	$1,944
Commercial Payors	$1,252

16. Facilities Realignment

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

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
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
Dresher, Pennsylvania Facility
During the year ended December 31, 2009, the Company continued to right-size its operations in Dresher, Pennsylvania and recorded facility realignment charges of $1.4 million and non-cash impairments of furniture and leasehold improvements of $0.7 million. During 2010, the Company discontinued the operations of its TVG business unit and exited the remaining portion of space at the facility, thus recording additional restructuring charges of $0.3 million for facility realignment and $0.6 million for non-cash asset impairments of furniture and leasehold improvements in discontinued operations for the year ended December 31, 2010. See Note 4, Discontinued Operations, for further information regarding the discontinued operations of TVG.
As of December 31, 2013, all of the space in Dresher, Pennsylvania has been subleased.  These subleases run through the end of the facility's lease term, November 2016.
Schaumburg, Illinois Facility
In December 2011, the Company sold certain assets of its Pharmakon business unit, vacated the business units' Schaumburg, Illinois facility and recorded a facility realignment charge of $0.4 million in discontinued operations. During the first quarter of 2012, the Company secured a sublease for the approximately 6,700 square feet of office space in Schaumburg, Illinois. This sublease ended in February 2015.
There were no significant facility realignment charges during the years ended December 31, 2015 and 2014.

The following table presents a reconciliation of the restructuring charges during the years ended December 31, 2015 and 2014 to the balances as of December 31, 2015 and 2014, which is included in other accrued expenses ($0.1 million and $0.6 million, respectively) and for the year ended December 31, 2014 in long-term liabilities ($0.1 million):

	Interpace Diagnostics	Discontinued Operations	Total
Balance as of January 1, 2014	$1,125	$837	$1,962
Accretion	112	30	142
Adjustments	—	(16)	(16)
Payments	(677)	(644)	(1,321)
Balance as of December 31, 2014	560	207	767
Accretion	112	27	139
Adjustments	—	—	—
Payments	(629)	(143)	(772)
Balance as of December 31, 2015	$43	$91	$134

17.	Income Taxes

The benefit from income taxes on continuing operations for the years ended December 31, 2015 and 2014 is comprised of the following:

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	2015	2014
Current:
Federal	$(11,244)	$—
State	(725)	5
Total current	(11,969)	5
Deferred:
Federal	—	(4,686)
State	(1,167)	(349)
Total deferred	(1,167)	(5,035)
Benefit from income taxes	$(13,136)	$(5,030)

In February 2015, the Company completed the sale of Group DCA. Group DCA is classified as discontinued operations for reporting purposes. For tax purposes, since the company was sold off in the current year, any existing cumulative differences were reduced to zero. For financial statement purpose the Company had previously (prior to FY 2015) impaired certain intangible assets and goodwill associated with the DCA business.

In December 2015, the Company completed the sale of its CSO business to Publicis Healthcare Communications Group under a definitive asset purchase agreement for a total aggregate cash payment of $28.5 million. The Company prior to the sale of the CSO Business operated under two segments: Commercial Services and Interpace Diagnostics. The CSO Business is reported under discontinued operations and the Diagnostics segment is reported on continuing operations.

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment.  As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2015 as the Company believes that it is more likely than not that these assets will not be realized. A portion of the deferred tax liability that was recorded in purchase accounting in the prior year served a source of future income to support realization of some of its pre-acquisition deferred tax assets. In prior year, the valuation release associated with realization of the pre-acquisition deferred tax assets resulted in an income tax benefit of approximately $1.1 million to be recorded in connection with purchase accounting as ASC 805. In the current year, the company had sufficient deferred tax assets to absorb the $1.1 million of deferred tax liability previously recorded and as a result, there will be a full Valuation Allowance in consolidation and no separate company deferred tax liability recorded.

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2015 and 2014 are as follows:

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	2015	2014
Deferred tax assets included in other current assets:
Allowances and reserves	$8,458	$4,769
Compensation	2,176	3,637
Valuation allowance on deferred tax assets	(10,634)	(7,046)
Current deferred tax assets	$—	$1,360
Noncurrent deferred tax assets and liabilities:
State net operating loss carryforwards	$7,126	$5,534
Federal net operating loss carryforwards	46,166	41,466
Credit carryforward	248	150
State taxes	1,124	1,124
Self insurance and other reserves	—	509
Property, plant and equipment	2,350	2,332
Intangible assets	(10,992)	(5,746)
Other reserves - restructuring	208	181
Deferred revenue	4	5
Valuation allowance on deferred tax assets	(46,234)	(48,080)
Noncurrent deferred tax liabilities, net	$—	$(2,525)

The Company's current deferred tax asset and noncurrent deferred tax liability are included within Other current assets and Other long-term liabilities, respectively, within the consolidated balance sheet as of December 31, 2014. Federal tax attribute carryforwards at December 31, 2015, consist primarily of approximately $132.0 million of federal net operating losses.  In addition, the Company has approximately $132.2 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they begin to expire in 2027, and current state net operating losses not utilized begin to expire this year.

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate from continuing operations is as follows:

	2015	2014
Federal statutory rate	35.0%	35.0%
State income tax rate, net of Federal tax benefit	2.1%	2.7%
Meals and entertainment	(0.1)%	—%
Contingent consideration	6.2%	—%
Goodwill impairment	(12.4)%	—%
Valuation allowance	(27.7)%	(10.3)%
Other non-deductible	(0.6)%	(0.2)%
Discontinued operations allocation	27.1%	—%
Net change in Federal and state reserves	—%	—%
Effective tax rate	29.6%	27.2%

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2015:

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

Unrecognized
Tax Benefits
Balance of unrecognized benefits as of January 1, 2014	$1,117
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Balance as of December 31, 2014	$1,117
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Balance as of December 31, 2015	$1,117

As of December 31, 2015 and 2014, the total amount of gross unrecognized tax benefits was $1.1 million in each year.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2015 and 2014 was $1.1 million in each year.

The Company recognized interest and penalties of $0.2 million related to uncertain tax positions in income tax expense during each of the years ended December 31, 2015 and 2014.  At December 31, 2015 and 2014, accrued interest and penalties, net were $2.4 million and $2.2 million, respectively, and included in the Other long-term liabilities in the consolidated balance sheets.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions.  The following tax years remain subject to examination as of December 31, 2015:

Jurisdiction	Tax Years
Federal	2012 - 2015
State and Local	2011 - 2015

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. There were no examinations in process by the Internal Revenue Service as of December 31, 2015. In 2014, the Company was selected for examination by the Internal Revenue Service for the tax periods ending December 31, 2012 and December 31, 2011.

18.	Historical Basic and Diluted Net Loss per Share

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
	2015	2014
Basic weighted average number of common shares	15,475	14,901
Potential dilutive effect of stock-based awards	—	—
Diluted weighted average number of common shares	15,475	14,901

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014
Options	—	25,000
Stock-settled stock appreciation rights (SARs)	1,026,915	1,479,756
Restricted stock and restricted stock units (RSUs)	—	711,003
Performance contingent SARs	—	188,165
	1,026,915	2,403,924

19.  Segment Information

The accounting policies followed by the Company's molecular diagnostics business are described in Note 1, Nature of Business and Significant Accounting Policies.

Effective December 31, 2015, the Company has one reporting segment: the Company's molecular diagnostics business, after the divestiture of its Commercial Services business on December 22, 2015. The Company realigned its reporting segments due to the integration of RedPath and acquiring certain assets from Asuragen, to reflect the Company's current and going forward business strategy. The Company's current reporting segment structure is reflective of the way the Company's management views the business, makes operating decisions and assesses performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

The Company's molecular diagnostics business focuses on developing and commercializing molecular diagnostic tests, leveraging the latest technology and personalized medicine for better patient diagnosis and management. Through the Company's molecular diagnostics business, the Company aims to provide physicians and patients with diagnostic options for detecting genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers, which are principally focused on early detection of high potential progressors to cancer. Customers in the Company's molecular diagnostics segment consist primarily of physicians, hospitals and clinics. The service offerings throughout the segment have similar long-term average gross margins, contract terms, types of customers and regulatory environments. They are promoted through one centrally managed marketing group and the chief operating decision maker views their results on a combined basis.

20.	Investment in Privately Held Non-Controlled Entity and Other Arrangements
In August 2013, the Company entered into phase one of a collaboration agreement with Prolias to commercialize its fully-developed, molecular diagnostic tests. Under the terms of phase one of the collaboration agreement, the Company paid an initial fee of $1.5 million and had the ability to enter the second phase of the collaboration agreement in the form of a call option to purchase the outstanding common stock of Prolias. The Company also has the option to contribute an additional $0.5 million for mutually agreed upon activities in furtherance of collaboration efforts. If the Company purchased the outstanding common stock of Prolias, in addition to the option price based on the achievement of milestones, beginning in 2015, Interpace Diagnostics Group, Inc. (formerly PDI, Inc.) would have paid a royalty of 7% on annual net revenue up to $50.0 million with escalating royalty percentages for higher annual net revenue capped at 11% for annual net revenue in excess of $100.0 million. In the fourth quarter of 2014, the Company identified events that have had an adverse effect on the fair value of this cost-method investment and impaired the initial investment of $1.5 million in Asset impairments within the consolidated statement of comprehensive loss.

Through June 30, 2014, the Company loaned Prolias approximately $0.7 million bearing a 4% interest rate. As of December 31, 2015, the loan balance was $0.6 million. The Company recorded the loan receivable within Other current assets in the Condensed Consolidated Balance Sheets. In the fourth quarter of 2014, the Company fully reserved for the loan, recording a charge of approximately $0.6 million in Asset impairments with the consolidated statement of comprehensive loss. On March 30, 2015, the Company terminated the collaboration agreement between the parties.

Other Arrangements

In October 2013, the Company entered into phase one of a collaboration agreement to commercialize CardioPredict®, a molecular diagnostic test developed by Transgenomic, in the United States. Under the terms of the collaboration agreement, Interpace Diagnostics Group, Inc. (formerly PDI, Inc.) was responsible for all U.S.-based marketing and promotion of

CardioPredict®, while Transgenomic would be responsible for processing CardioPredict® in its state-of-the-art CLIA lab and all customer support. Both parties were responsible for their respective expenses. Subsequently, the Company has determined that it would not enter into the second phase of the collaboration agreement with Transgenomic and notified Transgenomic of its decision to terminate the collaboration agreement effective June 30, 2014.

21.	Long-Term Debt
On October 31, 2014, the Company and Interpace, entered into an agreement to acquire RedPath (the Transaction). In connection with the Transaction, the Company entered into a subordinated note with former RedPath Equityholders, dated October 31, 2014 (the Note).

The Note is $11.0 million, interest-free and will be paid in eight equal consecutive quarterly installments beginning October 1, 2016. In the second quarter of 2015, the final working capital adjustment was made, reducing the balance of the Note to approximately $10.7 million. In December 2015, pursuant to the sale of the CSO business, the Note was amended so that the CSO sales proceeds would not have to be applied against the Note payable balance.

The interest rate will be 5.0% in the event of a default under the Note. The obligations of the Company under the Note are guaranteed by the Company and its Subsidiaries pursuant to the Subordinated Guarantee in favor of the Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its Subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the Equityholder Representative. Based on the Company's incremental borrowing rate under its Credit Agreement, the fair value of the Note at the date of issuance was $7.5 million. During the years ended December 31, 2015 and 2014, the Company accreted approximately$0.8 million and $0.1 million into interest expense, respectively. As of December 31, 2015, the balance of the Note is approximately $8.4 million and the unamortized discount is $2.3 million.

Principal payments due related to the long-term debt over next three years are as follows:

	2016	2017	2018
Subordinated note	$1,334	$5,335	$4,001

In addition, the Company entered into the Credit Agreement with the Agent and the Lenders in connection with the Transaction in the aggregate principal amount of $20.0 million (the Loan). The maturity date of the loan was October 31, 2020. The Company received net proceeds of approximately $19.6 million following payment of certain fees and expenses in connection with the Credit Agreement.

The Company paid approximately $0.1 million of certain out-of-pocket costs and expenses incurred by the Lenders and the Agent and a $0.3 million origination fee, both of which were being accreted as interest expense over the life of the loan using the effective interest method. The Company was also obligated to pay a $0.8 million exit fee which the Company was also accreting to interest expense over the life of the Loan. During the year ended December 31, 2014 the Company accreted less than $0.1 million into interest expense and recorded the liability within Other long-term liabilities in the consolidated balance sheet. The Company was also make a mandatory prepayment in connection with the disposition of certain of the Company’s assets. As of December 31, 2014 the balance of the Loan, net of unamortized debt discount, was $18.8 million. In addition, the Company recorded approximately $0.3 million of legal costs in connection with the Credit Facility and capitalized them as deferred financing costs within Other long-term assets in consolidated balance sheet. These deferred financing costs were being amortized to interest expense using the effective interest method over the term of the Credit Facility.

Upon the sale of Commercial Services on December 22, 2015, the Company used a portion of the net proceeds from the transaction to pay the balance of the outstanding loan in the aggregate principal amount of $20.0 million, an exit fee and expenses of approximately $1.6 million. In connection with the termination of the Credit Agreement, the Guarantee and Collateral Agreement, dated October 31, 2014, by the Company and certain of its subsidiaries in favor of the Agent was also terminated on December 22, 2015. In connection with paying off the outstanding loan the Company incurred approximately $1.9 million in expense consisting of $1.4 million in exit fee expense (which consists of the $1.6 million exit fee paid, less

Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.)
Notes to the Consolidated Financial Statements
(tabular information in thousands, except share and per share data)

the exit fee amortization already expensed of $0.2 million), $0.2 million in accelerated deferred financing costs, and $0.3 million in the acceleration of the origination fee, all of which reside in loss on extinguishment of debt expense within operating expenses.
22. Supplemental Cash Flow Information
The following table represents cash flows provided by (used in) the Company's discontinued operations for the years ended December 31, 2015 and 2014:

	For The Years Ended December 31,
	2015	2014
Net cash provided by (used in) operating activities of discontinued operations	$9,160	$(1,254)

Net cash provided by (used in) investing activities of discontinued operations	$26,721	$(1,287)

INTERPACE DIAGNOSTICS GROUP, INC.
(formerly known as PDI, Inc.)
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2015 AND 2014
 ($ in thousands)

	Balance at	Additions (Reductions)		Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	and Other (1)	of Period
2015
Allowance for doubtful accounts	$—	802	—	$802
Allowance for doubtful notes	$1,626	20	—	$1,646
Tax valuation allowance	$55,126	—	1,742	$56,868
2014
Allowance for doubtful accounts	$9	—	(9)	$—
Allowance for doubtful notes	$1,040	586	—	$1,626
Tax valuation allowance	$53,534	(4,991)	6,583	$55,126

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.