Form 10-K/A
period 2015-12-31
Interpace Diagnostics Group, Inc.
filed 2016-04-29
CIK 1054102

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,550,048 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 29, 2016, 18,162,671 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Interpace Diagnostic Group, Inc. (“Interpace,” the “Company,” “we”, “us” or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Filing”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2015. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing and the Original Filing continues to speak as of the date of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors (the “Board”) currently consists of six members and is divided into three classes, with one director in Class I, two directors in Class II and three directors in Class III. Directors serve for three-year terms with one class of directors being elected by the Company’s stockholders at each annual meeting.

NAME	AGE	CLASS(1)	PRINCIPAL OCCUPATION OR EMPLOYMENT
Stephen J. Sullivan	69	I	Founder of CRO Advisors LLC
Harry Glorikian	50	II	Consultant
Kapila Ratnam, Ph.D	49	II	Partner at NewSpring Capital
Heinrich Dreismann, Ph.D.	61	III	Retired
Joseph Keegan, Ph.D.	62	III	Chairman of the Board for Labcyte Corporation
Jack E. Stover	62	III	Interim President and Chief Executive Officer of Interpace Diagnostics Group, Inc.

(1) The term of the Class I director expires in 2019; the term of the Class II directors expires in 2018; and the term of the Class III directors expires in 2017.

Stephen J. Sullivan was appointed Interim Chairman of the Board effective January 1, 2016. Mr. Sullivan joined us as a director in September 2004 and has served as Chairman of various committees of the Board. In early 2010, Mr. Sullivan founded CRO Advisors LLC, a specialty consulting firm he continues to head. Previously, Mr. Sullivan was the president and chief executive officer and a member of the board of directors of Harlan Laboratories, Inc. (“Harlan”), a privately held global provider of preclinical research tools and services, from February 2006 through January 2010, when he retired from that position. Prior to joining Harlan in 2006, Mr. Sullivan was a senior vice president of Covance, Inc. (“Covance”) and the president of Covance Central Laboratories, Inc., a major division of Covance. Prior to joining Covance, Mr. Sullivan was chairman and chief executive officer of Xenometrix, Inc., a biotechnology company with proprietary gene expression technology. He successfully merged Xenometrix with Discovery Partners International. Prior to Xenometrix, Mr. Sullivan was vice president and general manager of a global diagnostic sector of Abbott Laboratories. Since June 2013 and May 2013, Mr. Sullivan has been the chairman of the board of BioreclamationIVT, LLC, a privately owned bio-materials company, and a member of the board of directors of PHT Corporation, a privately owned leader in electronic patient recorded outcomes in clinical trials, respectively. Since April 2011, Mr. Sullivan has been chairman of the board of MI Bioresearch, Inc. (formerly known as Molecular Imaging, Inc.), a venture-backed drug discovery services company. Since May 2015, Mr. Sullivan has been chairman of the board of Microbiology Research Associates, a microbiology services company. In January 2016, Mr. Sullivan became chairman of the board of H2O Clinical, a specialty contract research organization, and in November 2015, Mr. Sullivan joined the board of Accel Clinical Research, a phase 1 contract research organization. Mr. Sullivan graduated from the University of Dayton, was a commissioned officer in the Marine Corps, and completed his M.B.A. in Marketing and Finance at Rutgers University.

Mr. Sullivan has held senior leadership positions in companies in the life sciences and healthcare services industries. His specific qualifications and skills in the areas of general operations, financial operations and administration, and mergers and acquisitions led the Board to conclude that Mr. Sullivan should serve as a director of the Company.

Harry Glorikian was appointed to the Board effective January 1, 2016 and was subsequently appointed Chairman of our Nominating and Corporate Governance Committee (the “Nominating Committee”). Since October 2014, Mr. Glorikian has served as an Entrepreneur In Residence to GE Ventures, the venture capital subsidiary of General Electric, and is also on the board of GeneNews Ltd., a molecular diagnostics company. He also serves on the advisory board of Nucelis, a gene-editing industrial biotech company, Evidation Health, a digital health startup launched with support from GE Ventures, and several other companies. He is also a co-founder and an advisory board member of DrawBridge Health, a diagnostics startup launched with support from GE Ventures.  Previously, Mr. Glorikian co-founded and held the position of managing director and head of consulting services for Scientia Advisors, a company that provided strategic advice and implementation services for healthcare and life science companies. Mr. Glorikian worked at Scientia Advisors from June 2004 until it was acquired by Precision for Medicine in November of 2012. Among his other professional roles, Mr. Glorikian served as senior manager for global business development at PE Applied Biosystems, a life sciences company, from 1997 to 2004, founded X-Cell Laboratories, a medical diagnostics company, in 1993, managed global sales at Signet Laboratories, a medical diagnostics company, from 1994 to 1997 and held various roles at BioGenex Laboratories, a medical diagnostics company, from 1990 to 1993. Mr. Glorikian holds an MBA from Boston University and a bachelor's degree from San Francisco State University.

Mr. Glorikian has held senior leadership positions in companies in the life sciences and healthcare services industries. His specific qualifications and skills in the areas of molecular diagnostics and biotechnology led the Board to conclude that Mr. Glorikian should serve as a director of the Company.

Kapila Ratnam, Ph.D. was appointed to the Board effective October 30, 2015. Dr. Ratnam is a partner at NewSpring Capital, a private equity firm. Dr. Ratnam joined NewSpring Capital in 2007 and became a partner in 2015 and focuses on investments in technology enabled services, niche clinical providers, and specialty pharmaceutical investments.  She has over 15 years of experience in drug discovery and development, as well as enabling biotechnologies.  Dr. Ratnam’s is also a member of the board of directors of Paragon Bioservices Inc., a contract development and manufacturing organization. Prior to joining NewSpring Capital, Dr. Ratnam worked at GlaxoSmithKline Pharmaceuticals, a global pharmaceutical company, and PSI International, Inc., a technology and health sciences company. She has a Ph.D. from the Ohio State University and completed her postdoctoral training at the University of Pennsylvania.  Dr. Ratnam also has an MBA from Columbia University.

Dr. Ratnam’s specific qualifications and skills in the areas of drug discovery and development and experience in investments in clinical providers and specialty pharmaceutical companies led the Board to conclude that Dr. Ratnam should serve as a director of the Company.

Heiner Dreismann, Ph.D. was appointed to the Board in August 2014 and has subsequently served on various committees of the Board. Effective January 1, 2016, Dr. Dreismann was appointed Chairman of the Compensation & Management Development Committee (the “Compensation Committee”).  Dr. Dreismann served as the Interim CEO for GeneNews Limited, a molecular diagnostic test and personalized health management company, from 2009 to June 2013, at which time he retired.  From 2006 to 2009, Dr. Dreismann served as the CEO of Vectrant Technologies, Inc., a diagnostics company.  Prior to that, Dr. Dreismann held several senior positions at the Roche Group from 1985 to 2006, including President and CEO of Roche Molecular Systems, Head of Global Business Development for Roche Diagnostics and Member of Roche’s Global Diagnostic Executive Committee.  Dr. Dreismann currently serves on the board of directors of the following public companies: GeneNews (TSX: GEN) (2006 to present), Ignyta, Inc. (NASDAQ: RXDX) (October 2013 to present), and Myriad Genetics (NASDAQ: MYGN) (June 2010 to present).  Dr. Dreismann previously served on the boards of directors of the following public companies: Med BioGene Inc. (TSX: MBI) (2008 to May 2014) and Shrink Nanotechnologies, Inc. (OTC: INKN) (2009 to November 2011).  He currently serves on the boards of directors of the following private companies: Adarza BioSystems, Inc. (April 2011 to present), Dynex Technologies (2007 to present), Singulex, Inc. (2007 to present), and Stratos Genomics (March 2010 to present), GestVision, Inc. (2015 to present), Novellus Biopharma AG (2015 to present), Ixcela, Inc. (2015 to present), Nucleix Ltd. (2015 to present), and BioCision, LLC (2015 to present). Dr. Dreismann has also previously served on the boards of directors for several other privately held companies.  Dr. Dreismann received his Ph.D., summa cum laude, in microbiology/molecular biology and his master’s degree in biology from the University of Münster, and completed a postdoctoral fellowship at the Saclay Nuclear Research Centre.  Dr. Dreismann is a current member of the European Diagnostic Manufacturers Association, the American Society for Microbiology, and New York Academy of Sciences.

Dr. Dreismann provides the Board with important business and managerial expertise from his more than 20 years at Roche, including specific expertise in developing and commercially launching diagnostic products. Dr. Dreismann’s scientific background and expertise also enable him to provide the Board with technical advice on product research and development. His diversified background of managing and serving as a director of several companies in the health care industry led the Board to conclude that Dr. Dreismann should serve as a director of the Company.

Joseph Keegan, Ph.D. was appointed to the Board effective January 1, 2016 and was subsequently appointed Chairman of our Audit Committee. Dr. Keegan has more than 30 years of experience in life science businesses. From 2007 to 2012, when it was sold to Pall Corporation, Dr. Keegan was CEO at ForteBio, Inc., a life science tool company, where he helped to lead a financing round and established product development and sales strategies for that company. From 1998 to 2007, Dr. Keegan was CEO at Molecular Devices Corporation (NASDAQ: MDCC), a provider of bioanalytical measurement systems, software and consumables, where Dr. Keegan grew the company' both internally and through acquisitions. From 1992 to 1998, Dr. Keegan worked at Becton Dickinson and Company, a medical technology company that manufactures and sells medical devices and instrument systems, where he served as President of Worldwide Tissue Culture and Vice President, General Manager of Worldwide Flow Cytometry. From 1988 to 1992, Dr. Keegan was Vice President of the Microscopy and Scientific Instruments Division of Leica, Inc., a life science tool and semiconductor equipment provider. He currently serves on the boards of directors of Advanced Cell Diagnostics, Courtagen Life Sciences, Labcyte Corporation as chairman, Optofluidics, Inc., Response Biomedical Corporation (RBM:Toronto), Stereotaxis, Inc. (NASDAQ: STXS), Unchained Labs, Inc., Wasatch Microfluidics, Inc., and the San Francisco Opera. Dr. Keegan holds a B.A. in Chemistry from Boston University and a Ph.D. in Physical Chemistry from Stanford University.

Dr. Keegan’s specific qualifications and skills in the areas of life science businesses, product development and sales strategies led the Board to conclude that Dr. Keegan should serve as a director of the Company.

Jack E. Stover was appointed as Interim President and Chief Executive Officer of the Company effective December 22, 2015. Mr. Stover has been a member of the Board since 2005 and previously served as Chairman of the Audit Committee of the Board from 2005 to December 22, 2015. Mr. Stover has been chief executive officer of Zebec Therapeutics LLC (the successor to Quadrant Pharmaceuticals LLC), a privately held specialty pharmaceutical company, since April 2014.  From 2009 to February 2012, Mr. Stover served as the executive chairman of Targeted Nano Therapeutics LLC, a privately held biotechnology company focused on targeted delivery of peptides and proteins.  Mr. Stover has also been a member of the board of Cernostics, Inc., a private molecular diagnostic company, since March of 2015. Mr. Stover was also chairman of the audit committee and a member of the board of directors of Arbios Systems Inc. (NASDAQ: ABOS) from 2005 to 2008 and a member of the board of directors of Influmedix, Inc. a private vaccine company from 2010 to 2011.  From 2004 to 2008, he served as chief executive officer, president and director of Antares Pharma Inc., a publicly held specialty pharmaceutical and medical device company listed at the time on the American Stock Exchange.  Prior to that, Mr. Stover was executive vice president and chief financial officer of Sicor, Inc., a publicly held company which manufactured and marketed injectable pharmaceutical products, and which was acquired by Teva Pharmaceutical Industries.  Prior to that, Mr. Stover was executive vice president and director of a private proprietary women’s pharmaceutical company, Gynetics, Inc., and before that he was senior vice president and director of B. Braun Medical, Inc., a privately held global medical device and pharmaceutical company.  From 1975 to 1995, Mr. Stover was employed by PricewaterhouseCoopers LLC (then Coopers and Lybrand), and was a partner from 1985, working in the bioscience industry.  Mr. Stover received his B.A. in Accounting from Lehigh University and is a Certified Public Accountant.

Mr. Stover has held several senior leadership positions in the life sciences and medical device industry. In addition, his specific experience and skills in the areas of general operations, financial operations and administration of life sciences and device companies led the Board to conclude that Mr. Stover should serve as a director of the Company.

There are no arrangements or understandings between any of our directors and any other persons pursuant to which such person was selected as a director. In addition, no director is related to any of our other directors, executive officers or persons nominated or chosen by the Company to become a director or executive officer that would require disclosure pursuant to Item 401(d) of Regulation S-K.

Executive Officers

The following table sets forth the names, ages and principal position of our executive officers as of the date of this Amendment:

Name	Age	Position
Jack E. Stover	62	Interim President and Chief Executive Officer
Nat Krishnamurti	44	Interim Chief Financial Officer, Secretary and Treasurer

The principal occupation and business experience for at least the last five years for each executive officer is set forth below (except for Mr. Stover, whose business experience is discussed in this Amendment under the heading “Board of Directors” in this Item 10).

Nat Krishnamurti was appointed as the Interim Chief Financial Officer, Secretary and Treasurer of the Company effective as of March 1, 2016. Mr. Krishnamurti served as the Company’s Vice President, Corporate Controller and Chief Accounting Officer from August 2015 to February 2016. Prior to joining the Company, Mr. Krishnamurti served as chief financial officer of Applied Minerals, Inc. (“Applied Minerals”), a publicly traded company that is a leading producer of halloysite clay and advanced natural oxide solutions, from May 2012 to August 2015. Between October 2011 and May 2012, Mr. Krishnamurti was in a transition between positions. Prior to Applied Minerals, Mr. Krishnamurti served as Chief Accounting Officer for inVentiv Health, a global provider of clinical, communications and commercial services to the global pharmaceutical, life sciences, and biotechnology industries which was publicly traded until August 2010, from May 2000 to September 2011, where he also held various finance positions of increasing responsibility, including Manager, Director, and VP of Finance. Prior to inVentiv Health, Mr. Krishnamurti worked in public accounting firms, including PricewaterhouseCoopers LLP and Feldman Sherb & Co., P.C. Mr. Krishnamurti earned an M.B.A. from Long Island University and a B.S. in accounting from City University of New York, Brooklyn College and is a licensed Certified Public Accountant.

There are no arrangements or understandings between Mr. Krishnamurti and any other persons pursuant to which he was selected as an officer. In addition, there is no family relationship between Mr. Krishnamurti and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer that would require disclosure pursuant to Item 401(d) of Regulation S-K.

Governance of the Company

Corporate Governance and Code of Business Conduct

Our Board has adopted a written Code of Business Conduct that applies to our directors, officers, and employees, as well as Corporate Governance Guidelines applicable specifically to our Board. You can find links to these documents in the “Investor Relations” section of our website page at www.interpacediagnostics.com. The content contained in, or that can be accessed through, our website is not incorporated into this Amendment. Disclosure regarding any amendments to, or any waivers from, a provision of our Code of Business Conduct that applies to one or more of our directors, our principal executive officer, our principal financial or our principal accounting officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, or posted on our website (www.interpacediagnostics.com).

Board Leadership and Structure

The Interim Chairman of the Board, who is currently an independent director, presides at all meetings of the Board. Mr. Sullivan serves as the Interim Chairman of the Board, and Mr. Stover, our Interim Chief Executive Officer, serves as a director.

The Board believes that having an independent director serve as Chairman of the Board is in the best interests of our stockholders. This structure provides more direct independent oversight and active participation of our independent directors in setting agendas and establishing policies and procedures of our Board. Further, this structure permits our Chief Executive Officer to focus on the management of our day-to-day operations.

The Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate. The Board believes that it should be free to make a choice from time to time in any manner that is in the best interests of the Company and our stockholders.

Board Meetings, Committees

During the year ended December 31, 2015, the Board held 15 meetings, the Audit Committee held seven meetings, the Compensation Committee held eight meetings, and the Nominating and Corporate Governance Committee (the “Nominating Committee”) held six meetings. Each committee member is a non-employee director of the Company who meets the independence requirements of The Nasdaq Stock Market, LLC (“NASDAQ”) and applicable law. Each of our incumbent directors attended at least 75% of the total number of Board meetings and committee meetings on which he or she served during 2015. We have adopted a policy encouraging our directors to attend annual meetings of stockholders. All of our directors attended our annual stockholders’ meeting held on June 3, 2015. Our Board has three standing committees, each of which is described below.

Audit Committee

The Audit Committee is currently comprised of Dr. Keegan (Chairperson), Mr. Sullivan and Dr. Dreismann. The primary purposes of our Audit Committee are to assist the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control, legal compliance and risk management functions of the Company, including, without limitation, assisting the Board’s oversight of: (i) the integrity of our financial statements; (ii) the effectiveness of our internal control over financial reporting; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent registered public accounting firm; and (v) the performance of our internal audit function and independent registered public accounting firm. The Audit Committee is also responsible for preparing the report of the Audit Committee required by the rules and regulations of the SEC for inclusion in our annual proxy statement.

Our Board has determined that each member of our Audit Committee is independent within the meaning of the rules of NASDAQ and as required by the Audit Committee charter. Our Board has determined that the chairperson of the Audit Committee, Dr. Keegan, is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Audit Committee charter is posted and can be viewed in the “Investor Relations” section of our website at www.interpacediagnostics.com.

Compensation & Management Development Committee (the “Compensation Committee”)

The Compensation Committee is currently comprised of Dr’s. Dreismann (Chairperson) and Keegan and Mr. Glorikian. Each member of our Compensation Committee is “independent” within the meaning of the rules of NASDAQ and as required by the Compensation Committee charter. The primary purposes of our Compensation Committee are: (i) to establish and maintain our executive compensation policies consistent with corporate objectives and stockholder interests; (ii) to oversee the competency and qualifications of our senior management personnel and the provisions of senior management succession planning; and (iii) to advise the Board with respect to director compensation issues. The Compensation Committee also administers our equity compensation plans.

The Compensation Committee provides overall guidance for our executive compensation policies and determines the value and elements of compensation for our executive officers, except for our Interim Chief Executive Officer, whose compensation is approved by independent members of our Board. In making its determinations with respect to executive compensation, the Compensation Committee retained the services of an independent compensation consultant, Buck Consultants, LLC (“Buck Consultants”) during most of 2015, to assist with the design of our executive compensation and short and long term incentive programs. With the sale of our Commercial Services business on December 22, 2015 and the downsizing of the infrastructure and staff of the Company, the Compensation Committee used its experience in working with emerging medical companies as the basis for establishing compensation for 2016. We believe that the use of an independent compensation consultant, when needed, provides additional expertise to help us structure our executive compensation arrangements in a manner that is reasonable and consistent with our objectives, and is in alignment with survey data we typically use for benchmarking purposes and external market trends.

Our Compensation Committee charter is posted and can be viewed in the “Investor Relations” section of our website at www.interpacediagnostics.com.

Nominating and Corporate Governance Committee (the “Nominating Committee”)

The Nominating Committee is currently comprised of Mr. Glorikian (Chairperson) and Drs. Keegan and Dreismann. Each member of our Nominating Committee is “independent” within the meaning of the rules of NASDAQ and as required by the Nominating Committee charter. The primary purposes of the Nominating Committee are: (i) to recommend to the Board the nomination of individuals who are qualified to serve as our directors and on committees of the Board; (ii) to advise the Board with respect to the composition, size, structure and procedures of the Board; (iii) to advise the Board with respect to the composition, size and membership of the Board’s committees; (iv) to advise the Board with respect to corporate governance principles applicable to the Company; and (v) to oversee the evaluation of the Board as a whole and the evaluation of its individual members standing for re-election. The Nominating Committee also has responsibility for reviewing and approving all transactions that are “related party” transactions under SEC rules.

The Nominating Committee does not set specific, minimum qualifications that nominees for director must meet in order for the Nominating Committee to recommend them to the Board, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account our needs and the composition of the Board. Members of the Nominating Committee discuss and evaluate possible candidates in detail, and suggest individuals to explore in more depth. Outside consultants have also been employed from time to time to help identify candidates. Once a candidate is identified whom the Nominating Committee wants to seriously consider and move toward nomination, the chairperson of the Nominating Committee enters into a discussion with that nominee candidate. Subsequently, the chairperson will discuss the qualifications of the candidate with the other members of the Nominating Committee, and the Nominating Committee will then make a final recommendation with respect to that candidate to the Board.

The Nominating Committee considers many factors when determining the eligibility of candidates for nomination as directors. The Nominating Committee does not have a diversity policy; however, its goal is to nominate candidates from a broad range of experiences and backgrounds who can contribute to the Board’s deliberations by reflecting a range of perspectives, thereby increasing its overall effectiveness. In identifying and recommending nominees for positions on the Board, the Nominating Committee places primary emphasis on: (i) a candidate’s judgment, character, expertise, skills and knowledge useful to the oversight of our business; (ii) a candidate’s business or other relevant experience; and (iii) the extent to which the interplay of the candidate’s expertise, skills, knowledge and experience with that of other members of the Board will build a Board that is effective, collegial and responsive to our needs. The Nominating Committee will consider nominees recommended by stockholders, based on the same criteria described above, provided such nominations comply with the applicable provisions of our Amended and Restated Bylaws and the procedures to be followed in submitting proposals. No material changes have been implemented to the procedures by which stockholders may recommend nominees to our Board since the date of our last disclosure

Our Nominating Committee charter is posted and can be viewed in the “Investor Relations” section of our website at www.interpacediagnostics.com.

Risk Oversight by the Board

The Board and, in particular, the Audit Committee view enterprise risk management as an integral part of the Company’s planning process. The subject of risk management is a recurring agenda item. The Audit Committee receives reports from the Chief Compliance Officer (or an outside consultant fulfilling that responsibility), and the Audit Committee in turn calls the Board’s attention to items in such reports as it deems appropriate for review by the full Board.

Additionally, the charters of certain of the Board’s committees assign oversight responsibility for particular areas of risk. For example, our Audit Committee oversees management of enterprise-wide risks, including those related to accounting, auditing and financial reporting and maintaining effective internal control over financial reporting, and for compliance with the Code of Business Conduct. Our Nominating Committee oversees compliance with listing standards for independent directors, committee assignments and related party transactions and other conflicts of interest. Our Compensation Committee oversees the risk related to our compensation plans, policies and practices. All of these risks are discussed with the entire Board in the ordinary course of the chairperson’s report of committee activities at regular Board meetings

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on our review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended December 31, 2015 except for the following:

●	Gerald R. Melillo, Jr. filed a Form 4 on December 4, 2015 for transactions that occurred on November 25, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

In March 2016, the Company announced the implementation of a broad-based program to maximize operating efficiencies and reduce costs as the Company focuses on improving cash flows and attaining profitability while completing the transition to a standalone molecular diagnostics business. The Company realigned its compensation structure, consolidated positions, eliminated programs and development plans that did not have near-term benefits, and streamlined operating systems while reducing overhead. More specifically, over the last six months, in addition to a general reduction-in-force, we have terminated several of our named executive officers, including Nancy Lurker, our former Chief Executive Officer, Graham Miao, our former Executive Vice President, Treasurer and Chief Financial Officer, and Gerald Melillo, our former President of Sales Services for our Commercial Services business.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid to each of the individuals who served as our Chief Executive Officer in 2015, our other most highly compensated executive officer who served in this capacity as of December 31, 2015, and one other executive officer who would have qualified as an executive officer during 2015, but for his termination of employment prior to December 31, 2015 (collectively referred to as the “named executive officers”).

SUMMARY COMPENSATION TABLE FOR 2015 and 2014
Name and Principal Position		Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	SARs Awards ($)	All Other Compen- sation (3)	Total
Jack E. Stover	(4)	2015	$8,065	$-	$-	$-	$108,234	$116,299
Interim CEO

Nancy S. Lurker -	(5)
Former CEO		2015	537,561	-	768,750	-	1,390,396	2,696,707
		2014	566,500	169,950	322,203	673,443	39,844	1,771,940

Graham G. Miao	(6)
Former EVP, CFO and Treasurer		2015	420,000	-	273,750	-	-	693,750
		2014	86,154	-	74,999	75,000	29	236,182

Gerald R. Melillo, Jr.	(7)
President, Sales Services		2015	292,211	99,311	168,751	-	482,077	1,042,350
		2014	309,000	77,259	103,985	103,935	32,474	626,653

(1)	The amount set forth in this column with respect to Mr. Melillo represents commissions earned under his commission plan for 2015 in the amount of $99,311.

(2)

The dollar amounts set forth under the heading “Stock Awards” represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to note 12 – “Stock-Based Compensation” to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016. Mr. Stover’s equity award was provided under our Non-Employee Director Compensation Policy due to his service as a non-employee director, prior to his becoming our Interim Chief Executive Officer, and information regarding such grant are set forth in footnote 4 below.

(3)	For the named executive officers, this column includes the following amounts in 2015:

Name	Severance	401(k) Company Match ($)	Term Life/Disability Insurance Payment ($)	Automobile Benefit ($)	Other ($) (1)	Totals ($)
Nancy S. Lurker	1,331,275	$10,386	$258	$14,663	$33,814	$1,390,396
Gerald R. Melillo, Jr.	420,899	10,400	144	11,046	39,588	482,077

(1)

The amounts set forth in this column represent perquisites to Ms. Lurker and Mr. Melillo for financial planning and health services to a maximum of $15,000 for Ms. Lurker and $10,000 for Mr. Melillo, and payment of any remaining vacation balances upon termination.

For further detail regarding information contained in the “All Other Compensation” column for Mr. Stover, please see footnote 4 below.

(4)

Mr. Stover joined us as Interim Chief Executive Officer effective December 22, 2015 at which time he resigned as Chairman of the Audit Committee but remained as a director. His compensation as Interim Chief Executive Officer for 2015 solely consisted of salary of $8,035 during this period. Prior to December 22, 2015, he served as an independent director, when he earned $63,234 of director fees and $45,000 in restricted stock awards.

FEES PAID AS DIRECTOR FROM 01/01/2015-12/21/2015
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Nonqualified Compensation Earnings ($)	Total ($)

Jack E. Stover	$63,234	$45,000	—	—	$108,234

(5)

Ms. Lurker resigned as President and Chief Executive Officer on December 22, 2015. On December 7, 2015, the Company, in connection with cost-cutting measures being implemented across the Company, entered into an amendment agreement with Ms. Lurker, which amended Ms. Lurker’s employment separation agreement and Term Sheet dated October 27, 2008 as amended March 7, 2011 (the “Term Sheet”), reducing Ms. Lurker’s annual base salary to $300,000 effective December 1, 2015, but maintaining reference to her previous annual base salary of $566,500 for purposes of calculating her bonus and severance benefits under the employment separate agreement and Term Sheet.

(6)	Mr. Miao no longer served as Chief Financial Officer effective March 1, 2016.

(7)	Mr. Melillo no longer served as President, Sales Services effective December 1, 2015.

Narrative Disclosure to Summary Compensation Table

Base Salary

Base salaries are set with regard to the level of the executive officer’s position within the Company and the individual’s current and historical performance. The base salary levels and any changes to those levels for each executive are reviewed each year by the Compensation Committee (and in the case of the Chief Executive Officer, by the full Board), and adjustments may be based on factors such as new roles and/or responsibilities assumed by the executive and the executive’s impact on our strategic goals and financial performance. While our executives’ base salaries are generally targeted to be consistent with median base salaries for similar positions based on competitive market data, there is no specific weighting applied to any one factor in setting the level of salary, and the process ultimately relies on the evaluation of various factors considered by the Compensation Committee with respect to each named executive officer (and the full Board, in the case of the Chief Executive Officer). The Compensation Committee also takes into account additional factors such as historical compensation and the individual’s potential to be a key contributor as well as special recruiting and retention situations.

For 2015, Mr. Stover served solely as a non-employee director and Chairman of the Audit Committee until December 22, 2015, accordingly, his total compensation reflected in the table above also includes the director fees he received until his appointment as our Interim Chief Executive Officer. Mr. Stover’s employee director fees were discontinued upon such appointment and he began to receive salary. Upon his appointment as our Interim Chief Executive Officer. Mr. Stover’s annual base salary was set at $300,000, which is not subject of an employment agreement.

Annual Cash Incentives

The annual cash incentive program provides our executive officers with an opportunity to receive a cash award at the discretion of the Compensation Committee (and the full Board as to the Chief Executive Officer). Annual cash incentive targets and performance metrics are usually determined by the Compensation Committee (and the full Board, as to the Chief Executive Officer) during the first quarter of each fiscal year. Historically such determination has been based on information provided by the Compensation Committee’s compensation consultant with respect to competitive market data.

The amounts awarded to each named executive officer for 2015 performance under Interpace’s 2015 annual cash incentive program were subjectively determined by the Compensation Committee (and the full Board in the case of our Chief Executive Officer) based on the Compensation Committee’s (or in the case of our Chief Executive Officer, the full Board’s) determination of corporate and personal objectives. However, due to the Company’s implementation of a broad-based program to reduce costs designed to improve cash flows and profitability while completing the transition to a standalone molecular diagnostics business, the Board resolved to cancel Interpace’s 2015 annual cash incentive program (for all employees, including its named executive officers). Accordingly, no named executive officer received any non-commission based bonus in 2015.

Before the Company discontinued its commission plans, Mr. Melillo received commissions of $99,311 with respect to sales made in the first two calendar quarters of 2015. Pursuant to the applicable National Sales Directors and Account Executives Commission Plans, in which Mr. Melillo participated, he received these commissions based on pharmaceutical detailing of products for the Commercial Services business, which was sold in December 2015.

In connection with Mr. Stover’s appointment as Interim Chief Executive Officer, the Board approved a target annual cash bonus of 50% of his annual base salary based principally upon meeting specific financial goals and objectives as recommended by the Compensation Committee and approved by the Board in its sole discretion.

Sign-on bonuses may be granted from time to time at the discretion of our Compensation Committee in connection with new hires at the executive officer level. There were no cash sign-on bonuses for any named executive officer in 2015.

Long-Term Equity Incentives

Our executives are also eligible to participate in a long-term equity incentive program each year, which is administered under our Amended and Restated 2004 Stock Incentive Plan. The long-term equity incentive component of our compensation program is used to promote alignment with stockholders and to balance the short-term focus of the annual cash incentive component by linking a substantial part of compensation to our long-term stockholder returns. The Compensation Committee believes that long-term stock-based compensation enhances our ability to attract and retain high quality talent and provides the motivation to improve our long-term financial performance and increase stockholder value.

In 2015, Ms. Lurker and Messrs. Melillo and Miao received annual equity grants of restricted stock units (“RSUs”), which vest, subject generally to the officer’s continued service, on the third anniversary of the grant date. These equity awards would also vest upon an earlier termination of the named executive officer due to death, disability or retirement (generally attainment of age 62 with at least 2 years of service). However, pursuant to the sale of the Commercial Services business on December 22, 2015, which constituted a Change-in-Control under our Amended and Restated 2004 Stock Incentive Plan, all RSU vesting was accelerated as of that date.

On June 3, 2015, Mr. Stover received 34,091 RSUs pursuant to our Non-Employee Director compensation policy due solely to his service as a director, subject to his continued service with the Company. These RSUs were scheduled to vest over time; however, upon the sale of our Commercial Services business on December 22, 2015, the vesting of these RSUs was accelerated and these RSUs vested in full on this date. Mr. Stover did not receive an equity grant upon his appointment as our Interim Chief Executive Officer in 2015, nor did he receive any equity awards in 2015 other than due to his service as a non-employee director.

Actions taken after the end of the Last Fiscal Year

On February 3, 2016, the Board, in connection with Mr. Stover’s appointment as our Interim Chief Executive Officer, approved a one-time grant to Mr. Stover of 100,000 shares of restricted stock, of which 33,333 shall vest on December 22, 2016, 33,333 shall vest on December 22, 2017 and 33,334 shall vest on December 22, 2018, subject generally to his continued service with the Company.

Perquisites

As a matter of practice, we provide only limited perquisites to our executive officers that are not generally provided to all employees. Executives are eligible for the standard benefits and programs generally available to all of our employees. The value of special perquisites, as well as additional benefits that are available generally to all of our employees, that were provided to each named executive officer in 2015 are set forth in footnote 3 to the Summary Compensation Table.

Deferred Compensation Plan

The Company had sponsored the Executive Deferred Compensation Plan, which allowed our executives and directors to elect to defer receipt of cash compensation. However, pursuant to the sale of the Commercial Services business on December 22, 2015, which constituted a Change-in-Control under the Executive Deferred Compensation Plan, such plan was terminated and all participants received distributions of their respective accounts. None of the Company’s named executive officers or directors participated in this plan at the time of the Change-in-Control; accordingly, no such individual received any distribution at the time of the Change-in-Control. As of December 31, 2015, the Company no longer sponsored any non-qualified deferred compensation plan.

Stock Ownership Guidelines

We have had stock ownership guidelines in effect since February 2007, which were last modified on March 1, 2014, with respect to the accumulation and retention of shares of our common stock delivered through our executive and director compensation plans. Under the guidelines each executive officer and director is expected to acquire, and continue to hold during the term of his or her employment or engagement with the Company, ownership of stock having a value equal to a multiple of his or her annual base salary (or in the case of a non-employee director, such director’s annual fees), depending on his or her title, as indicated in the table below, by the later of March 1, 2019 or five years from the first annual award of common stock. In addition, our executive officers and directors must continue to retain at least 50% of the net shares delivered through our equity compensation plans until the applicable salary or fee multiple has been achieved.

Title	Annual Base Salary Multiple
Chief Executive Officer	3x
Chief Financial Officer	3x
President, Sales Services	2x
Other Executive Officers	1x
Annual Fee Multiple
Non-Employee Director	3x

If as of the later of (a) March 1, 2019 or (b) five years from the date on which an executive officer or director received his or her first annual award of common stock, an executive officer or director has not met the stock ownership requirements, then, until the executive officer or director meets the stock ownership requirements, such individual must retain 100% of the net shares delivered through the Company’s equity plans. If an executive officer or director does not comply with the stock ownership guidelines, the Compensation Committee may exercise its discretion to reduce future long-term incentive grants and/or make payments of future short-term incentive compensation (annual cash incentives) in the form of restricted common stock.

Compensation Features Intended to Prevent Excessive Risk Taking

The Compensation Committee reviewed our compensation policies and practices for all employees, including executive officers, and believes that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. In particular, the Compensation Committee believes that the following factors help mitigate against any such risks: (a) annual cash incentive compensation and long-term equity incentive compensation are based on a mix of our overall performance, business unit performance and individual performance; (b) the annual cash incentive compensation plan has no minimum funding levels, such that employees will not receive any rewards if satisfactory financial performance is not achieved by us; (c) equity incentives are awarded with either staggered or cliff vesting over several years, so as to promote long-term rather than short-term financial performance and encourage employees to focus on sustained stock price appreciation; (d) stock ownership guidelines which require retention of shares issued under executive compensation plans; and (e) base salaries are consistent with employees’ responsibilities and general market practices so that they are not motivated to take excessive risks to achieve a reasonable level of financial security.

Outstanding Equity Awards

Pursuant to the sale of the Commercial Services business on December 22, 2015, which constituted a Change-in-Control under the Incentive Plan, all time or service conditions applicable to all RSUs and stock appreciation rights (“SARs”) were vested as of that date. The following table provides information concerning the number and value of unexercised SARs, restricted stock awards and RSUs for the named executive officers outstanding as of the year ended December 31, 2015:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015
SAR Awards						Stock Awards
Name	Number of Securities Underlying Unexercised SARs (#) Exercisable	Number of Securities Underlying Unexercised SARs (#) Unexercisable	Number of Securities Underlying Performance- based SARs (#) Unearned	SAR Exercise Price ($)	SAR Expiration Date	Number of Shares/RSUs that have not Vested (#)	Market Value of Shares/RSUs that have not Vested ($)
Nancy S. Lurker	111,684	-	-	6.41	1/31/2017	-	-
	141,700	-	-	5.44	4/4/2018	-	-
	177,665	-	-	5.10	2/26/2019	-	-
Graham G. Miao	117,187	-	-	1.79	10/20/2019		-
Gerald R. Melillo	21,478	-	-	6.63	1/30/2017	-	-
	30,364	-	-	5.44	4/4/2018	-	-
	57,107	-	-	5.13	2/25/2019	-	-

Per Ms. Lurker’s separation agreement, the SARs listed above are fully vested and will continue to be outstanding until expiration.

Nonqualified Deferred Compensation

As described above, the Company terminated its deferred compensation plan in connection with the sale of the Commercial Services business on December 22, 2015 and no longer maintains a non-qualified deferred compensation plan. None of the named executive officers made any contributions to or received any distributions from our deferred compensation plan in 2015.

Potential Payments upon Termination or Change in Control

The following table reflects the estimated amount of compensation that would be payable to Mr. Miao upon termination of his employment in accordance with his employment separation agreements. In general: (i) non-performance based SARs vest upon a change of control; (ii) RSUs vest upon a change of control; and (iii) restricted stock vests upon a change of control. However, due to the sale of the Commercial Services business on December 22, 2015, which constituted a Change-in-Control, all RSUs and SARs were accelerated vested as of that date. The amounts shown assume that such termination was effective as of December 31, 2015, and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Name	Cash Payment ($)	Continuation of Medical/ Welfare Benefits (Present Value) ($)	Acceleration of Equity Awards ($)	Total Termination Benefits ($)
Termination Without Cause or Resignation for Good Reason at any time:

Graham G. Miao(1)	$420,000	$24,288	—	$444,288

(1)	Mr. Miao’s employment was terminated on March 1, 2016 and he actually was entitled to receive the amounts and benefits upon such termination as discussed below.

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination, including accrued vacation pay, distributions of plan balances under the 401(k) plan and payments of amounts under disability insurance policies.

Below is a summary of all employment separation agreements that were in effect during all or a portion of 2015 for our named executive officers.

Employment Arrangements

Jack E. Stover – Interim Chief Executive Officer

Mr. Stover is not a party to any employment or severance agreement.

Nancy S. Lurker – Former Chief Executive Officer

Ms. Lurker’s employment with us was “at will.” However, certain terms of Ms. Lurker’s employment with us related to her compensation, health and welfare benefits, perquisites and benefits upon termination were set forth in the Term Sheet. The Term Sheet provided her with an annual base salary of $566,500, with eligibility for annual incentive awards payable in cash up to a maximum of 75% of the amount of base salary, based on achievement of established performance metrics. The Term Sheet provided that Ms. Lurker was entitled to participate in long-term equity incentive awards plans, pursuant to which she was eligible to receive grants of RSUs and SARs with an aggregate grant date value of up to $700,000. All service-based long-term incentive awards immediately vested upon the occurrence of a change in control, except that certain awards granted would only have vested if the consideration paid to the Company’s stockholders in the change of control transaction equaled or exceeded certain performance targets. Ms. Lurker was entitled to an annual allowance of $15,000 for financial planning and health services.

Ms. Lurker resigned her employment with the Company on December 22, 2015. In consideration of her service to the Company and in exchange for a release in favor of the Company, the Company, on January 15, 2016, entered into a severance agreement with her (the “Lurker Severance Agreement”) that generally provided her with the payments and benefits she would have been entitled to had her employment been terminated without cause, under her existing agreements with the Company. Accordingly, pursuant to the Lurker Severance Agreement she is entitled to receive: (a) a lump sum cash severance payment of $1,133,000, which is equal to 24 months’ base salary, (b) a lump sum cash payment of $198,275, which is equal to the average of the cash incentive compensation paid to Ms. Lurker over the preceding three years, (c) accelerated vesting of any time or service condition on all outstanding shares of restricted stock and SARs held by Ms. Lurker and (d) 24 months’ of continued medical coverage at the Company’s expense.

Graham G. Miao – Executive Vice President, Chief Financial Officer and Treasurer

On October 14, 2014, we entered into a term sheet and a separation agreement with Mr. Miao upon his employment with us. Pursuant to the term sheet Mr. Miao is employed as our Executive Vice President, Chief Financial Officer and Treasurer and his employment with us is “at will.” The term sheet provides for an annual base salary of $420,000, with eligibility for a cash annual incentive award with a target of 50% of base salary, based on achievement of established performance metrics. The term sheet provides that Mr. Miao is entitled to participate in long-term equity incentive awards plans, pursuant to which he is eligible to receive grants of RSUs and SARs with an aggregate grant date value of up to $300,000. All service-based long-term incentive awards will immediately vest upon the occurrence of a change in control.

Under Mr. Miao’s employment separation agreement, in consideration of certain covenants not to compete and not to solicit employees or clients for a period of up to 12 months after termination of employment, as well as a general release of claims against the Company, Mr. Miao is entitled to receive the following benefits if he is terminated without Cause (as defined below) or if he resigns with Good Reason (as defined below):

•     A payment equal to the product of 12 times his then current monthly base salary;

•     A payment equal to the average cash incentive compensation paid to him based on the three most recent years (or such lesser period of actual employment); and

•     Continued participation in our health and dental programs, at our expense, for 12 months.

For purposes of Mr. Miao’s employment separation agreement:

“Cause” generally means: (1) Mr. Miao’s failure to use his best efforts to achieve his goals that is not timely cured; (2) Mr. Miao’s failure to comply with the reasonable instructions of our Board; (3) a material breach by Mr. Miao of the terms of his separation agreement that is not timely cured; (4) Mr. Miao’s failure to adhere to our documented policies and procedures; (5) Mr. Miao’s failure to adhere to moral and ethical business principles; (6) breach by Mr. Miao of the terms of any confidentiality, non-solicitation and/or covenant not to compete agreement; (7) Mr. Miao’s conviction of a criminal offense; (7) any documented act of material dishonesty or fraud by Mr. Miao in the commission of his duties; or (8) misconduct by Mr. Miao that results in a misstatement of our financial statements due to material non-compliance with financial reporting requirements under Section 304 of the Sarbanes-Oxley Act of 2002.

“Good Reason” generally means: (1) the failure to pay Mr. Miao any material amount of compensation that is due and payable; (2) a material reduction in Mr. Miao’s annual base salary; (3) the relocation of Mr. Miao’s principal place of employment to a location more than 50 miles from Mr. Miao’s current principal place of employment; (4) a material adverse alteration of Mr. Miao’s duties and responsibilities; (5) an intentional, material reduction of Mr. Miao’s aggregate target incentive awards under any incentive plans; or (6) in connection with a change in control, the material failure to maintain Mr. Miao’s relative level of coverage under its employee benefit plans.

On March 28, 2016, the Company entered into a severance agreement and general release with Mr. Miao. This severance agreement and general release provides for certain severance benefits to Mr. Miao, including the following: (a) a lump sum cash severance payment of $420,000 in September 2016, which is equal to 12 months’ base salary and (b) 12 months of continued medical coverage at the Company’s expense. Mr. Miao will be subject to confidentiality, non-solicitation and non-competition obligations. The Company and Mr. Miao also mutually released each other from all claims.

Gerald R. Melillo, Jr. – Former President of Sales Services

In connection with Mr. Melillo’s termination of employment with the Company on December 1, 2015, the Company entered into an agreement with Mr. Melillo (the “Melillo Severance Agreement”), pursuant to which he is eligible to receive a lump sum cash severance payment of $321,360, equal to 12 months’ base salary, and a lump sum cash payment of $99,539, which is equal to the average of the cash incentive compensation paid to Mr. Melillo over the preceding three years. The Company has previously granted Mr. Melillo 122,484 shares of restricted stock and 48,194 SARs. The unvested shares of restricted stock and SARs would typically be forfeited on the date of the employee’s termination, however, in connection with Mr. Melillo’s separation, under the Melillo Severance Agreement, the outstanding shares of restricted stock and SARs vested and became exercisable (as applicable) upon the closing of the sale of the Company’s Commercial Services business, which occurred on December 22, 2015. Under the Melillo Severance Agreement, Mr. Melillo is also entitled to receive 12 months’ of continued medical coverage at the Company’s expense, which is valued at approximately $24,288.

Director Compensation

Each of our non-employee directors receives an annual director’s fee of $40,000, payable quarterly in arrears. The Chairman of the Board receives an additional fee of $30,000 and the Chairperson of each of the Audit Committee, Compensation Committee and Nominating Committee receive an additional annual fee of $25,000, $15,000 and $5,000, respectively. In addition, those non-employee directors sitting on more than one committee receive additional compensation of $5,000 annually. From time to time, the Board may form special committees to address discrete issues and the non-employee directors sitting on such special committees may receive additional compensation. Each non-employee director may defer receipt of Board and committee fees through participation in our Executive Deferred Compensation Plan; however, no non-employee director currently elects to so defer fees. In addition, our non-employee directors are entitled to reimbursement for travel and related expenses incurred in connection with attendance at Board and committee meetings.

Upon initial appointment to the Board, each non-employee director receives $60,000 in RSUs which vest in equal annual installments over a three-year period. In addition, each non-employee director receives $45,000 in RSUs (with the exception of the Chairman of the Board who receives $60,000 in RSUs) on the date of our annual meeting each year, which RSUs vest in equal annual installments over a three-year period. Our directors are subject to certain stock ownership guidelines, which are described in this Amendment under the heading “Stock Ownership Guidelines.” in this Item 11.

The following table presents information relating to total compensation for our non-employee directors for the year ended December 31, 2015. The directors were scheduled to receive their final installment of director fees for 2015 in January 2016; however in order to assist the Company in managing cash flow in the transition period to a molecular diagnostic company as previously discussed, the Company decided to defer payment of the fees until May 2016. The directors assented to the deferral. Mr. Glorikian and Dr. Keegan were appointed to the Board effective January 1, 2016. Information regarding the compensation of Nancy Lurker, who served as President and Chief Executive Officer of the Company and a member of the Board until her resignation on December 21, 2015, and Mr. Stover can be found in this Amendment under the heading “Summary Compensation Table” in this Item 11.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($)	Nonqualified Compensation Earnings ($)	Total ($)
Gerald P. Belle (2) (3)	70,000	60,000	—	—	130,000
Heiner Dreismann (2) (4)	45,000	45,000	—	—	90,000
John Federspiel (2) (5)	50,000	45,000	—	—	95,000
Stephen J. Sullivan (2) (6)	60,000	45,000	—	—	105,000
Kapila Ratnam (2) (7)	6,848	—	—	—	6,848

(1)

The dollar amounts set forth under the heading “Stock Awards” represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to Note 14 - “Stock-Based Compensation” to our consolidated financial statements included with our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016. As of December 31, 2015, all equity awards vested pursuant to a change-in-control pursuant to the sale of the Commercial Services business on December 22, 2015, accordingly, no non-employee director had any outstanding equity award remaining as of December 31, 2015.

(2)

Each non-employee director received a grant of 34,091 RSUs on June 3, 2015 (the date of last year’s annual meeting), except Dr. Ratnam, who did not receive an annual grant as she was not a director on the date of the grant. The fair market value of each RSU on the date of grant was $1.32. These RSUs were originally scheduled to vest in three substantially equal installments, on June 3, 2016, 2017, and 2018, but actually vested in full due to a change-in-control pursuant to the sale of the Commercial Services business on December 22, 2015.

(3)

Mr. Belle’s fees represent the annual director’s fee of $40,000, plus the $30,000 Chairman of the Board fee, and a fee of $5,000 for serving on multiple committees. The fourth quarter 2015 director’s fee of $18,750 payable to Mr. Belle will be paid in May 2016. Mr. Belle retired from the Board effective December 31, 2015.

(4)

Dr. Dreismann’s fees represent the annual director’s fee of $40,000, plus $5,000 for serving on multiple committees. The fourth quarter 2015 director’s fee of $11,250 payable to Dr. Dreismann will be paid in May 2016.

(5)

Mr. Federspiel’s fees represent the annual director’s fee of $40,000, an additional $5,000 fee paid to Mr. Federspiel for his service as the Chair of the Nominating Committee, plus a fee of $5,000 for serving on multiple committees. Mr. Federspiel retired from the Board effective December 31, 2015. The fourth quarter 2015 director’s fee of $12,500 payable to Mr. Federspiel will be paid in May 2016.

(6)

Mr. Sullivan’s fees represent the annual director’s fee of $40,000, plus an additional $15,000 fee paid to Mr. Sullivan for his service as Chair of the Compensation Committee, and a fee of $5,000 for serving on multiple committees. The fourth quarter 2015 director’s fee of $15,000 payable to Mr. Sullivan will be paid in May 2016.

(7)

Dr. Ratnam was appointed to the Board effective October 30, 2015. Ms. Ratnam’s fee represents the prorated portion of her annual director’s fee of $40,000. Her initial grant of $60,000 of RSUs will be issued in May 2016. The fourth quarter 2015 director’s fee of $6,848 payable to Dr. Ratnam will be paid in May 2016.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2015, the Compensation Committee consisted of Messrs. Sullivan and Federspiel, and Dr. Dreismann. As of the date of this Amendment, the Compensation Committee consisted of Drs. Dreismann and Keegan and Mr. Glorikian. During 2015 and as of the date of this Amendment, no member of our Compensation Committee has ever been an executive officer or employee of ours and no executive officer of ours currently serves, or has served during the last completed year, on the Board, Compensation Committee or other committee serving an equivalent function, of any other entity that has one or more officers serving as a member of our Board or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 29, 2016, the number of shares of our common stock beneficially owned by: (i) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (ii) each of our current directors; (iii) each of our named executive officers included in the section of this Amendment entitled “Summary Compensation Table”; and (iv) all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them and all information with respect to beneficial ownership has been furnished to us by the respective stockholder. Except as otherwise listed below, the address of the persons listed below is c/o Interpace Diagnostics Group, Inc., Morris Corporate Center One, 300 Interpace Parkway, Building A, Parsippany, New Jersey 07054. The percentage of beneficial ownership is based on 18,162,671 shares of common stock outstanding on April 29, 2016.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
Executive officers and directors:
Jack E. Stover (2)	197,378	(6)	1.15
Nat Krishnamurti (3)	8,793		*
Stephen J. Sullivan (4)	197,828	(6)	1.1%
Heiner Dreismann (5)	44,815		*
Joseph Keegan (5)	127,696	(7)	*
Harry Glorikian (5)	127,696	(7)	*
Kapila Ratnam (5)	--		*
as a group (7 persons)	704,206		3.9%

5% stockholders:
John P. Dugan	4,869,878		26.8%
39 Fort Defiance Hill Road
Garrison, NY 10524 (8)
Heartland Advisors, Inc. (9)	2,994,313		16.5%
789 North Water Street
Milwaukee, WI 53202
Dimensional Fund Advisors LP (10)	1,161,469		6.4%
6300 Bee Cave Road
Austin, TX 78746
Nancy S. Lurker (11)	977,681		5.4%
6 Lenape Trail,
Peapack, NJ 07977

* Represents less than 1% of shares of common stock outstanding.

(1)

Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares underlying common stock derivatives, such as options, RSUs and SARs that a person has the right to acquire within 60 days of April 29, 2016. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Currently serves as our Interim President and Chief Executive Officer and as a member of the Board.

(3)	Currently serves as our Interim Chief Financial Officer, Secretary and Treasurer.

(4)	Currently serves as Interim Chairman of the Board.

(5)	Member of the Board.

(6)	Includes 100,000 RSUs that would vest immediately upon retirement.

(7)	Represents RSUs that would vest immediately upon retirement.

(8)	Includes 618,750 shares of our common stock held by Mr. Dugan’s spouse, which may be deemed to be beneficially owned by Mr. Dugan.

(9)

Represents 2,994,313 shares of common stock beneficially owned by (i) Heartland Advisors, Inc., by virtue of its investment discretion and voting authority granted by certain clients, which may be revoked at any time, and (ii) William J. Nasgovitz, by virtue of his control of Heartland Advisors, Inc. This information is based on the Schedule 13D/A filed by Heartland Advisors, Inc. with the SEC on April 26, 2016.

(10)

Represents 1,152,676 shares of common stock over which Dimensional Fund Advisors LP has sole power to vote, or to direct the vote, and 8,793 shares of common stock that it indirectly controls by virtue of its status as an investment advisor or sub-advisor to certain other investment companies. This information is based on the Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 9, 2016.

(11)

Includes 50,000 shares of our common stock held by Ms. Lurker’s spouse, which may be deemed to be beneficially owned by Ms. Lurker. Ms. Lurker disclaims beneficial ownership of the shares of our common stock that are held by her spouse.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K is set forth under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” in Part II – Item 5- “Market for our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Original Filing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We are required to disclose transactions since January 1, 2015, to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof had or will have a direct or indirect material interest, other than employment, compensation, termination and change in control arrangements with our named executive officers, which are described in Item 11 - “Executive Compensation.” We are not a party to a current transaction with a related person, have not been a party to such a transaction since January 1, 2015, and no transaction is currently proposed, in which the amount of the transaction exceeds $120,000 and in which a related person had or will have a direct or indirect material interest.

The Nominating Committee has responsibility for reviewing and approving or disapproving all proposed related person transactions, including all transactions required to be disclosed by applicable SEC disclosure rules. When reviewing and evaluating a related person transaction, the Nominating Committee may consider, among other things, any effect a transaction may have upon a director’s independence, whether the transaction involves terms and conditions that are no less favorable to us than those that could be obtained in an arm’s length transaction with an unrelated third party, the commercial reasonableness of the transaction, the benefit of the transaction to us and any other matters the Nominating Committee deems appropriate. Our management will notify the Nominating Committee of new proposed related party transactions of which they become aware and any material changes to any previously approved or ratified related party transactions. The Nominating Committee will coordinate with the Audit Committee, which retains responsibility under its charter for the proper disclosure of any such transactions under applicable SEC disclosure rules.

Director Independence

Our Board has determined that Messrs. Sullivan and Glorikian and Drs. Keegan, Ratnam and Dreismann, are independent within the meaning of the applicable rules and regulations of the SEC and NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA LLP (“BDO”), an independent registered public accounting firm, has served as our independent accountants beginning in 2012. Fees for services provided by BDO for the past two completed years ended December 31 were as follows:

PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2015	2014
Audit Fees	$469,726	$386,419
Audit-Related Fees	11,302	10,744
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$481,028	$397,163

Fees for audit services include the audit of our consolidated financial statements.

Included within audit fees for the year ended December 31, 2015 are those fees totaling $48,129 associated with the filing of the Company’s registration statement on Form S-3 and Form S-3/A on October 2, 2015 and October 7, 2015, respectively, and fees totaling $78,393 associated with the disposition of the Company’s Commercial Services business as presented in the Company’s definitive proxy statement and Form 8-K on December 23, 2015.

Included within audit fees for the year ended December 31, 2014 are those fees which total $81,100 that are associated with the audits of certain property acquired from Asuragen, Inc. and RedPath Integrated Pathology, Inc., as filed with Amendment No. 1 to Forms 8-K on October 29, 2014 and January 16, 2015, respectively.

Fees for audit-related services in 2015 and 2014 consist of the audits of our 401(k) plan by BDO.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Under its charter, the Audit Committee must pre-approve all engagements of our independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. Each year, the independent registered public accounting firm’s retention to audit our financial statements and permissible non-audit services, including the associated fees, is approved by the Audit Committee. At the beginning of each fiscal year, the Audit Committee evaluates other known potential engagements of the independent registered public accounting firm, in light of the scope of the work proposed to be performed and the proposed fees, and approves or rejects each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence. At subsequent Audit Committee meetings, the Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval. Typically, these would be services, such as due diligence for an acquisition, that were not known at the beginning of the year. The Audit Committee has delegated to the Chairperson of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between committee meetings. If the Chairperson so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting. All of the services and corresponding fees described above were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A:

(3)	Exhibits

Exhibit No.	Description
2.1

Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

2.2

Agreement and Plan of Merger, dated October 31, 2014, by and among RedPath Integrated Pathology, Inc., the Company, Interpace Diagnostics, LLC, RedPath Acquisition Sub, Inc. and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

2.3

Asset Purchase Agreement, dated as of October 30, 2015, by and between Publicis Touchpoint Solutions, Inc. and PDI, Inc. is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015.

3.1

Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-46321), filed with the SEC on May 19, 1998.

3.2

Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002.

3.3

Certificate of Amendment to the Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 14, 2012.

3.4

Amended and Restated By-Laws of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 6, 2014.

3.5

Certificate of Amendment to the Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Form 8-K filed with the SEC on December 23, 2015.

Exhibit No.	Description
3.6

Certificate of Amendment to the Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Form 8-K filed with the SEC on December 23, 2015.

4.1

Specimen Certificate Representing the Common Stock, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-46321), filed with the SEC on May 19, 1998.

10.1*	2000 Omnibus Incentive Compensation Plan, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014.
10.2*

Executive Deferred Compensation Plan, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.

10.3*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to the designated exhibit of the Company’s definitive proxy statement filed with the SEC on April 28, 2004.
10.4*

Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009.

10.5*

Form of Stock Appreciation Rights Agreement for Employees, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009.

10.6*

Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009.

10.7*

Form of Restricted Share Agreement, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.

10.8

Offer Letter between the Company and Graham G. Miao, dated October 14, 2014, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014.

10.9

Employment Separation Agreement between the Company and Graham G. Miao, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014.

10.10

Confidential Information, Non-Disclosure, Non-Competition, Non-Solicitation and Rights to Intellectual Property Agreement between the Company and Graham G. Miao, dated October 14, 2014, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014.

10.11

Form of Restricted Stock Unit Inducement Agreement, by and between the Company and Graham G. Miao, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014.

10.12

Stock Appreciation Rights Inducement Agreement by and between the Company and Graham G. Miao, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014.

10.13

Morris Corporate Center Lease, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009.

10.14

Non-negotiable Subordinated Secured Promissory Note, dated October 31, 2014, by the Company and Interpace Diagnostics, LLC in favor of RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.15

Amendment No. 1 to Note, dated July 30, 2015, by and between Redpath Equityholder Representative, LLC, a Delaware limited liability company, and the Company, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 12, 2015.

10.16

Limited Waiver, Consent and Amendment No. 2 to Note, dated October 30, 2015, by and among RedPath Equityholder Representative, LLC, PDI, Inc., and Interpace Diagnostics, LLC, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 12, 2015.

10.17

Contingent Consideration Agreement, dated October 31, 2014, by and among the Company, Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

Exhibit No.	Description
10.18

Subordination and Intercreditor Agreement, dated October 31, 2014, by and among the Company, RedPath Equityholder Representative, LLC and SWK Funding LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.19

Settlement Agreement, dated January 28, 2013, by and between RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics Corporation) and the United States of America, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.20

License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

10.21

CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

10.22

Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

10.23

Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014.

10.24

Lease, dated October 10, 2007, by and between Spring Way Center, LLC and RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics, LLC), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.25

Lease Renewal, dated April 3, 2013, by and between Spring Way Center, LLC and RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics, LLC), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.26

Lease, dated June 28, 2015, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.27

Amendment No. 1 to Lease, dated September 18, 2007, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.28

Amendment No. 2 to Lease, dated August 29, 2008, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.29

Amendment No. 3 to Lease, dated April 8, 2009, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.30

Amendment No. 4 to Lease, dated September 16, 2010, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.31

Amendment No. 5 to Lease, dated September 15, 2011, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.32

Amendment No. 6 to Lease, dated March 5, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.33

Amendment No. 7 to Lease, dated August 29, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015.

10.34

Amendment Agreement, dated December 7, 2015, by and between PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.) and Nancy S. Lurker, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2015.

10.35

Agreement and General Release, dated January 6, 2016, by and between Gerald Melillo and PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on January 1, 2016.

21.1†	Subsidiaries of the Registrant.

Exhibit No.	Description
23.1†	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Denotes compensatory plan, compensation arrangement or management contract.
†	Previously filed.
#	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2016	INTERPACE DIAGNOSTICS GROUP, INC.
	By:	/s/ Jack E. Stover
Jack E. Stover
Interim President and Chief Executive Officer