Form 10-Q
period 2016-03-31
Interpace Diagnostics Group, Inc.
filed 2016-05-12
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 6, 2016
Common stock, $0.01 par value	18,162,671

INTERPACE DIAGNOSTICS GROUP, INC.

FORM 10-Q FOR PERIOD ENDED MARCH 31, 2016

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$4,340	$8,310
Short-term investments	-	106
Accounts receivable, net	2,780	2,806
Other current assets	3,024	2,569
Current assets from discontinued operations	1,530	5,374
Total current assets	11,674	19,165
Property and equipment, net	1,330	1,460
Other intangible assets, net	42,522	43,492
Other long-term assets	1,066	3,255
Non-current assets from discontinued operations	183	340
Total assets	$56,775	$67,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,245	$1,560
Accrued salary and bonus	2,869	2,424
Other accrued expenses	6,655	5,961
Current portion of long-term debt, net of debt discount	2,463	1,164
Current liabilities from discontinued operations	6,514	12,264
Total current liabilities	19,746	23,373
Contingent consideration	17,890	17,890
Long-term debt, net of debt discount	6,137	7,233
Other long-term liabilities	4,696	6,178
Total liabilities	48,469	54,674

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 18,705,214 shares issued; 18,162,671 and 17,662,671 shares outstanding, respectively	187	187
Additional paid-in capital	125,800	132,522
Accumulated deficit	(116,038)	(111,252)
Accumulated other comprehensive income	-	13
Treasury stock, at cost (542,543 and 1,042,543 shares, respectively)	(1,643)	(8,432)
Total stockholders' equity	8,306	13,038
Total liabilities and stockholders' equity	$56,775	$67,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands, except for per share data)

	Three Months Ended
	March 31,
	2016	2015

Revenue, net	$3,035	$2,117
Cost of revenue (excluding amortization of $970 and $870, repectively)	1,179	1,574
Gross profit	1,856	543
Operating expenses:
Sales and marketing	1,547	2,226
Research and development	323	232
General and administrative	2,816	3,339
Acquisition related amortization expense	970	870
Total operating expenses	5,656	6,667

Operating loss	(3,800)	(6,124)

Interest expense	(203)	(848)
Other income (expense), net	6	(86)
Loss from continuing operations before tax	(3,997)	(7,058)
Provision (benefit) for income tax	9	(73)
Loss from continuing operations	(4,006)	(6,985)
(Loss) income from discontinued operations, net of tax	(780)	3,117
Net loss	$(4,786)	$(3,868)

Other comprehensive income:
Unrealized holding gain on available-for-sale securities, net	-	-
Comprehensive loss	$(4,786)	$(3,868)

Basic and diluted loss per share of common stock:
From continuing operations	$(0.23)	$(0.46)
From discontinued operations	(0.04)	0.21
Net loss per basic and diluted share of common stock	$(0.27)	$(0.26)
Weighted average number of common shares and common share equivalents outstanding:
Basic	17,762	15,037
Diluted	17,762	15,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2016	2015

Cash Flows From Operating Activities
Net loss	$(4,786)	$(3,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,257	1,195
Realignment accrual accretion	16	35
Interest accretion	203	261
Provision for bad debt	89	96
Gain on sale of discontinued operations	-	(285)
Stock-based compensation	67	396
Other (gains), losses and expenses, net	(13)	-
Other changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,270	(5,229)
Decrease in unbilled receivable	16	420
Increase in other current assets	(460)	(438)
Decrease in other long-term assets	689	2,156
Decrease in accounts payable	(1,887)	(1,274)
(Decrease) increase in unearned contract revenue	(11)	4,144
(Decrease) increase in accrued salaries and bonus	(372)	1,040
Decrease in accrued liabilities	(2,566)	(4,602)
(Decrease) increase in long-term liabilities	(482)	336
Net cash used in operating activities	(3,970)	(5,617)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(464)
Net cash used in investing activities	-	(464)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	-	(26)
Net cash used in financing activities	-	(26)

Net decrease in cash and cash equivalents	(3,970)	(6,107)
Cash and cash equivalents – beginning	8,310	23,111
Cash and cash equivalents – ending	$4,340	$17,004
Cash paid for interest	$-	$818

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of Interpace Diagnostics Group, Inc. (the Company or Interpace), and its wholly-owned subsidiaries, Interpace Diagnostics Corporation and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (SEC) on March 30, 2016.  The condensed interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The condensed interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Discontinued operations include the Company's wholly-owned subsidiaries: Group DCA, LLC, or Group DCA; InServe Support Solutions (Pharmakon); and TVG, Inc. (TVG, dissolved December 31, 2014) and its Commercial Services business unit. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	LIQUIDITY AND MANAGEMENT'S PLANS

For the three months ended March 31, 2016, the Company incurred a net loss of $4.8 million and cash used in operating activities was $4.0 million.  The Company did not raise any capital or incur any additional debt during the first quarter of 2016. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to ramping up its commercial operations, further developing its products and product candidates, right sizing and reorganizing its administrative organization and winding down activities and managing obligations related to its discontinued operations. The accompanying condensed, consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2016, the Company had cash and cash equivalents of $4.3 million, net accounts receivable of $2.8 million and current liabilities of $19.7 million.

As a result of the sale of substantially all of its Commercial Services Organization (CSO) business in December 2015, which generated net cash proceeds of $26.8 million (of which $21.6 million was used to repay long-term debt and fees), the Company focused its resources and strategic initiatives on the molecular diagnostics business. As with many companies in a similar stage, sufficient capital is required before achieving profitability. Accordingly, the Company will require additional capital in 2016 and beyond and in order to obtain such capital and fund its operations, may be required to restructure all or a portion of its obligations related to the sale of its CSO business. There is, however, no guarantee that additional capital will or can be raised or that adequate restructuring will be accomplished that is sufficient to fund the Company's operations in 2016 and beyond or that the terms of such additional capital, if available, will be acceptable to the Company. Accordingly, the Company is exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances and alternatives, business development and other sources. Additionally, the Company intends to help meet its capital needs by driving revenue growth of our commercial molecular diagnostic tests, closely managing cash and further streamlining operations. If, however, the Company is unsuccessful in executing its plans for the business to continue operations, when needed, including the restructuring of its debt and other liabilities, then it may be forced to seek protection under the U.S. Bankruptcy Code, or be forced into liquidation or substantially alter or restructure its business operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

A summary of the Company’s significant contractual obligations as of March 31, 2016 over the next 12 months are as follows:

	Total	0 to 3 months	3 to 6 months	6 to 12 months
Note due Redpath Equityholders	$2,668	$-	$-	$2,668
Severance obligations	3,675	2,774	901	-
Department of Justice ("DOJ") settlement	750	-	85	665	*
Asuragen Deferred Purchase Price	500	300	200	-
Total obligations	$7,593	$3,074	$1,186	$3,333

* Estimated liability based on our current revenue expectation.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

The Commercial Services business in the period ended March 31, 2015 has been reclassified to discontinued operations to conform to the current period presentation.

Receivables and Allowance for Doubtful Accounts

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The Company provides services to commercial insurance carriers or governmental programs that do not have a contract in place for its proprietary tests which may or may not be covered by these entities existing reimbursement policies. In addition, the Company does not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests in the event that their commercial insurance carrier or governmental program does not pay the Company for its services. In the absence of an agreement with the patient, or other clearly enforceable legal right to demand payment from commercial insurance carriers or governmental agencies, no accounts receivable is recognized. The Company does not record an Allowance for Doubtful Accounts for the commercial insurance or governmental programs since the revenue is recorded mainly on a cash basis. There was approximately a $0.9 million allowance for doubtful accounts as of March 31, 2016.

Other Current Assets

Other current assets consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Indemnification assets	$1,375	$875
Letters of credit	344	360
Other receivables	960	1,048
Prepaid expenses	243	180
Other	102	106
	$3,024	$2,569

Other Intangible Assets

The Company allocates the cost of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount classified as goodwill, if any. Since the entities the Company has acquired do not have significant tangible assets, a significant portion of the purchase price has been allocated to intangible assets and goodwill. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of impairment tests, require significant management judgments and estimates. These estimates are made based on, among other factors, consultations with an accredited independent valuation consultant, reviews of projected future operating results and business plans, economic projections, anticipated highest and best use of future cash flows and the market participant cost of capital. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of other intangible assets, and potentially result in a different impact to the Company's results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the intangible assets.

Discontinued Operations

The Company accounts for business dispositions and its businesses held for sale in accordance with ASC 205-20, Discontinued Operations. ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. See Note 11, Discontinued Operations for further information.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three-month periods ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,
	2016	2015
Basic weighted average number of common shares	17,762	15,037
Potential dilutive effect of stock-based awards	-	-
Diluted weighted average number of common shares	17,762	15,037

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	March 31,
	2016	2015
Options	-	25
Stock-settled stock appreciation rights (SARs)	1,027	1,066
Restricted stock and restricted stock units (RSUs)	1,317	1,632
Performance contingent SARs	-	188
	2,344	2,911

4.	OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets as of March 31, 2016 is as follows:

		As of March 31, 2016
	Life	Carrying
	(Years)	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519
Pancreas	7	2,882
Biobank	4	1,575
RedPath acquisition:
Pancreas test	7	16,141
Barrett's test	9	18,351
Total		$47,468
Diagnostic lab:
CLIA Lab	2.3	$609

Accumulated Amortization		$(5,555)

Net Carrying Value		$42,522

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Amortization expense was $1.0 million and $0.9 million for the three month periods ended March 31, 2016 and 2015, respectively. Amortization of the Company's diagnostic assets begin upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

2016	2017	2018	2019	2020
$4,889	$6,097	$5,949	$5,703	$5,703

5.	FAIR VALUE MEASUREMENTS

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

INTERPACE DIAGNOSTICS GROUP, INC.

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

	As of March 31, 2016		Fair Value Measurements
	Carrying	Fair	As of March 31, 2016
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$3,564	$3,564	$3,564	$-	$-
Money market funds	776	776	776	-	-
	$4,340	$4,340	$4,340	$-	$-
Marketable securities:
U.S. Treasury securities	$553	$553	$553	$-	$-
Liabilities:
Contingent consideration:
Asuragen	$4,628	$4,628	$-	$-	$4,628
RedPath	13,921	13,921	-	-	13,921
	$18,549	$18,549	$-	$-	$18,549

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of March 31, 2016, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

In connection with the acquisition of assets from Asuragen and the acquisition of RedPath, the Company has recorded $4.6 million and $13.9 million of contingent cash consideration related to deferred payments and revenue based payments, respectively. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  There was no change in the fair value of the contingent consideration during the period ended March 31, 2016.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  There is no fair value ascribed to the letters of credit as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Certain of the Company's non-financial assets, such as other intangible assets, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

6.	COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of March 31, 2016, the Company had $0.5 million in letters of credit outstanding as required by its existing insurance policies and its facility leases. These letters of credit are collateralized by certain investments.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Contingency

In connection with the acquisition of RedPath on October 31, 2014, the Company and its wholly-owned subsidiary, Interpace Diagnostics, LLC (Interpace LLC) entered into a Contingent Consideration Agreement with RedPath Equityholder Representative, LLC (the Equityholder Representative). Pursuant to the Contingent Consideration Agreement, the Company agreed to issue to the equityholders of RedPath 500,000 shares of the Company’s common stock, par value $0.01 (Common Stock), upon acceptance for publication of a specified article related to PathFinderTG® for the management of Barrett’s esophagus. The pending issuance of Common Stock was recorded as Additional paid-in capital in the Company's consolidated balance sheet as of December 31, 2014. On April 13, 2015, this milestone was reached upon acceptance for publication of new data supporting the use of BarreGen™ for predicting risk of progression from Barrett’s esophagus to esophageal cancer. On June 16, 2015, the 500,000 shares were issued from Treasury stock decreasing the balance in treasury stock by approximately $6.1 million, with a corresponding decrease in Additional paid-in capital of $6.1 million. In March 2016, 500,000 additional shares of Common Stock were issued from Treasury stock, as a result of the acceleration of the Common Stock Milestone, as defined in the Contingent Consideration Agreement, resulting from the change of control in connection with the sale of its Commercial Services (CSO) business in December 2015, decreasing the balance in Treasury stock by approximately $6.8 million, with a corresponding decrease in Additional paid-in capital of $6.8 million.

Litigation

Due to the nature of the businesses in which the Company is engaged it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or commercializes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products. As part of the closeout of its CSO operations, the Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with customers (the scope of which may vary from customer to customer, and the performance of which is not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of March 31, 2016, the Company's accrual for litigation and threatened litigation was not material to the consolidated financial statements.

In connection with the October 31, 2014 acquisition of RedPath, the Company assumed a liability for a January 2013 settlement agreement (the Settlement Agreement) entered into by the former owners of RedPath with the Department of Justice (“DOJ”). Under the terms of the Settlement Agreement, the Company is obligated to make payments to the DOJ for the calendar years ended December 31, 2014 through 2017, up to a maximum of $3.0 million.

Payments are due March 31st following the calendar year that the revenue milestones are achieved. The Company has been indemnified by the former owners of RedPath for up to $2.5 million of the obligation, with the first $0.5 million payable by the Company. At March 31, 2016, the Company has recorded an indemnification asset of $1.5 million of which $0.5 is included in other current assets and $1.0 million is included in other non-current assets. At March 31, 2016, the Company has $1.8 million recorded as its best estimate of the amount that remains to be paid under the Settlement Agreement based on its estimate of future revenues, of which $0.8 million is included in other accrued expenses and $1.0 million is included in other long-term liabilities. In May 2016, the Company negotiated a payment plan with the DOJ to pay the $250,000 currently due based on its 2015 revenues in three relatively equal installments in August 2016, October 2016 and February 2017.

INTERPACE DIAGNOSTICS GROUP, INC.

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

After the Answer and Counterclaim were filed, the Company and Prolias exchanged paper discovery.  In early December 2015, Prolias replaced its counsel with new counsel.  Thereafter, on December 18, 2015, Prolias filed an Order to Show Cause and Temporary Restraining Order (TRO) that sought to (a) enjoin the Company from selling the assets that comprise its CSO business to Publicist Healthcare Communications Group and (b) disqualify the Company's counsel from representing it in the litigation.

On December 21, 2015, the Court held a hearing on Prolias's application to temporarily enjoin the sale of the CSO business. Following the hearing the Court denied Prolias's application for a TRO and set a hearing date on the motions to disqualify counsel and to obtain an injunction.

On February 4, 2016, the Court heard argument on Prolias's motions to disqualify the Company’s counsel and to obtain an injunction with respect to the CSO sale. Following the hearing, the Court entered orders denying the motion to disqualify and denying the motion for an injunction.

On February 24, 2016, Prolias filed a motion before the New Jersey Appellate Division to appeal on an interlocutory basis the order denying the motion to disqualify.  The Company filed its opposition to the motion on March 7, 2016.  It is not known when the Appellate Division will rule on the motion for leave to take an interlocutory appeal, and further it is not known whether, if Prolias is successful in obtaining leave to appeal, what would be the result of the appeal. Progress on the case has been stayed pending resolution of this issue. In the interim, counsel for Prolias has filed for permission to withdraw as counsel, citing nonpayment of its bills. That motion also remains pending.

INTERPACE DIAGNOSTICS GROUP, INC.

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

Severance

In 2015, in connection with the sale of substantially all of the CSO business and the implementation of a broad-based program to maximize efficiencies and cut costs, the Company reduced headcount and incurred severance obligations to terminated employees that amounted to $3.7 million.

During the three month period ended March 31, 2016 the Company recorded additional severance obligations as it discontinued the remainder of its CSO business and recorded obligations of $1.1 million, $0.5 million of which was recorded in continuing operations within general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Loss. A rollforward of the severance activity is as follows:

	Continuing	Discontinued
	Operations	Operations	Total

Balance as of December 31, 2015	$2,011	$1,074	$3,085
Accruals	459	659	1,118
Payments	(140)	(388)	(528)
Balance as of March 31, 2016	$2,330	$1,345	$3,675

7.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Facilities realignment accrual	$-	$43
Self insurance accruals	66	137
Indemnification liability	875	875
Contingent consideration	659	659
Rent payable	104	127
DOJ settlement	750	250
Accrued professional fees	1,084	775
Taxes payable	622	591
Unclaimed property	544	546
All others	1,951	1,958
	$6,655	$5,961

Long-term liabilities consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Rent payable	$27	$52
Uncertain tax positions	3,468	3,425
DOJ settlement (indemnified by RedPath)	1,000	2,500
Other	201	201
	$4,696	$6,178

8.	STOCK-BASED COMPENSATION

Stock Incentive Plan

In 2015, the Board and stockholders approved the Company’s Amended and Restated 2004 Stock Award and Incentive Plan, or the Amended and Restated Plan. The Amended and Restated Plan amends the Company’s pre-existing Amended and Restated 2004 Stock Award and Incentive Plan which had replaced the 1998 Stock Option Plan, or the 1998 Plan, and the 2000 Omnibus Incentive Compensation Plan, or the 2000 Plan.  The Amended and Restated Plan authorized an additional 2,450,000 shares for new awards and combined the remaining shares available under the original Amended and Restated Plan.  Eligible participants under the Amended and Restated Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the Amended and Restated Plan and designated by the Compensation and Management Development Committee of the Board, or the Compensation Committee.  Unless earlier terminated by action of the Board, the Amended and Restated Plan will remain in effect until such time as no stock remains available for issuance under the Amended and Restated Plan and the Company has no further rights or obligations under the Amended and Restated Plan with respect to outstanding awards thereunder.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

SARs are generally granted with a grant price equal to the market value of the common stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant.  The restricted shares and restricted stock units (RSU’s) granted to employees historically have had a three year cliff vesting period and are subject to accelerated vesting and forfeiture under certain circumstances. Restricted shares and restricted stock units granted to board members generally have a three year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances.

In February 2016, certain employees and members of the Company’s Board of Directors were granted approximately 1.3 million RSU’s at a weighted average grant price of $0.25. These shares vest one-third each year on the anniversary of the date of grant.

The following table provides the weighted average assumptions used in determining the fair value of the non-market based SARs awards granted during the three month periods ended March 31, 2016 and March 31, 2015:

	Three Months Ending
	March 31,
	2016	2015
Risk-free interest rate	-	0.97%
Expected life (years)	-	3.5
Expected volatility	-	52.03%
Dividend yield	-	-

The Company recognized approximately $0.1 million and $0.2 million of stock-based compensation expense during each of the three month periods ended March 31, 2016 and 2015, respectively.

9.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax (benefit) expense on loss from continuing operations and the effective tax rate for the three- month periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Provision (benefit) for income tax	$9	$(73)
Effective income tax rate	0.2%	1.0%

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Income tax expense for the quarter ended March 31, 2016 was due to minimum state and local taxes. Income tax benefit for the quarter ended March 31, 2015 was primarily due to net operating losses, partially offset by minimum state and local taxes.

10.	SEGMENT INFORMATION

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

11.	DISCONTINUED OPERATIONS

The table below presents the significant components of Commercial Services, Group DCA's, Pharmakon's and TVG’s results included in Loss from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive loss for the years ended March 31, 2016 and 2015.

	Three Months Ending March 31,
	2016		2015
Revenue, net	$1,644		$36,463

(Loss) income from discontinued operations, before tax	(735	)*	3,118
Income tax expense	45		1
(Loss) income from discontinued operations, net of tax	$(780)		$3,117

* Approximately $659,000 of the balance relates to severance relating to terminated employees.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The assets and liabilities classified as discontinued operations relate to Commercial Services, Group DCA, Pharmakon, and TVG. As of March 31, 2016 and December 31, 2015, these assets and liabilities are in the accompanying balance sheets as follows:

	For the Three Months Ended March 31, 2016			For the Year Ended December 31, 2015
	CSO	DCA/ TVG	Total	CSO	DCA/ TVG	Total
Accounts receivable, net	$735	$-	$735	$3,296	$-	$3,296
Unbilled receivable, net	-	-	-	16	-	16
Other	795	-	795	2,062	-	2,062
Current assets from discontinued operations	1,530	-	1,530	5,374	-	5,374
Property and equipment, net	33	-	33	190	-	190
Other	-	150	150	-	150	150
Long-term assets from discontinued operations	33	150	183	190	150	340
Total assets	$1,563	$150	$1,713	$5,564	$150	$5,714

Accounts payable	$2,195	$-	$2,195	$3,767	$-	$3,767
Unearned contract revenue	-	-	-	11	-	11
Accrued salary and bonus	2,219	-	2,219	3,036	-	3,036
Other	1,812	288	2,100	5,092	358	5,450
Current liabilities from discontinued operations	6,226	288	6,514	11,906	358	12,264
Total liabilities	$6,226	$288	$6,514	$11,906	$358	$12,264

12.	LONG-TERM DEBT

On October 31, 2014, the Company and Interpace LLC, entered into an agreement to acquire RedPath (the Transaction). In connection with the Transaction, the Company entered into a note with the Equityholder Representative, dated October 31, 2014 (as amended, the Note).

The Note is for $11.0 million, interest-free and payable in eight equal consecutive quarterly installments beginning October 1, 2016. In the second quarter of 2015, the final working capital adjustment was made, reducing the balance of the Note to approximately $10.7 million. In October 2015, in connection with the sale of substantially all of the CSO business in December 2015, the Note was amended to, among other things:

●	permit the Company to enter into a revolving loan facility,
●

permit the Company to sell the CSO business and to use the proceeds of the CSO sale to pay off the amounts due under the existing $20 million Credit Agreement and to continue to make payments on the debt due under the Note in accordance with the terms of the Note,

●

provide that, upon written request by the Equityholder Representative on April 30, 2016, the Company would make a one-time principal payment in the amount of $1,333,750 on July 1, 2016 rather than as originally due on July 1, 2018 (which such request the Company did not receive), and

●

provide that the 500,000 shares of the Company’s common stock to be issued upon the commercial launch of PancraGen® for the management of Barrett’s esophagus would be deemed earned by the former RedPath Equityholders as of the closing of the sale of the CSO business (see Note 6, Commitments and Contingencies).

The interest rate will be 5.0% in the event of a default under the Note. The obligations of the Company under the Note are guaranteed by the Company and its subsidiaries in favor of the Equityholder Representative. Pursuant to the guarantee, the Company and its subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the Equityholder Representative. Based on the Company's incremental borrowing rate under its Credit Agreement, the fair value of the Note at the date of issuance was $7.5 million. During the quarters ended March 31, 2016 and 2015, the Company accreted approximately $0.2 million into interest expense, respectively, for each period. As of March 31, 2016, the balance of the Note is approximately $8.6 million and the unamortized discount is $2.1 million.

Principal payments due related to the long-term debt over next three years are as follows:

	2016	2017	2018
Note	$1,334	$5,335	$4,001

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

As discussed in Footnote 6, the Company currently has an indemnification asset and liability of $1.5 million ($0.5 million short-term and $1.0 million long-term) relating to the DOJ settlement with the former owners of RedPath that was recorded with the acquisition of RedPath. As the Company makes payments to the DOJ, it may reduce the balance owed on the note by the same amount.

In addition, the Company entered into the Credit Agreement with the Agent and the Lenders, as defined in the agreement, in connection with the Transaction in the aggregate principal amount of $20.0 million (the Loan). The maturity date of the loan was October 31, 2020. The Company received net proceeds of approximately $19.6 million following payment of certain fees and expenses in connection with the Credit Agreement.

Upon the sale of substantially all of the Commercial Services (CSO) business on December 22, 2015, the Company was obligated to use a portion of the net proceeds from the transaction to pay the balance of the outstanding Loan in the aggregate principal amount of $20.0 million, an exit fee and expenses of approximately $1.6 million. In connection with the termination of the Credit Agreement, the Guarantee and Collateral Agreement, dated October 31, 2014, by the Company and certain of its subsidiaries in favor of the Agent was also terminated on December 22, 2015.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows (used in) provided by the Company's discontinued operations for the three months ended March 31, 2016 and 2015:

	For The Three Months Ended March 31
	2016	2015
Net cash (used in) provided by operating activities of discontinued operations	$(2,171)	$6,073

Net cash provided by (used in) investing activities of discontinued operations	$-	$-

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance permits the use of either a retrospective or cumulative effect transition method. In July 2015, the FASB approved a one-year deferral of the effective date of the guidance to interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted but not before the original effective date of December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the Company’s consolidated financial position, results of operations and related disclosures.

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the potential impact of the new guidance on its quarterly reporting process and its consolidated financial position, results of operations and related disclosures.

In March 2016, the FASB issued guidance which clarifies the implementation guidance on principal versus agent considerations in the revenue recognition standard issued in May 2014. The new standard clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The effective date and transition requirements are the same as the effective date and transition requirements in the May 2014 revenue standard (Accounting Standards Codification 606). The Company is currently assessing the adoption methodology and the impact the adoption of these ASUs will have on its consolidated financial position, results of operations and related disclosures.

INTERPACE DIAGNOSTICS GROUP, INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

 This quarterly report on Form 10-Q (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934. as amended (the Exchange Act).  Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” "could," “may,” “will” or similar words and expressions.  These forward-looking statements are contained throughout this Form 10-Q.

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	our ability to profitably grow our business, including our ability to finance our business on acceptable terms and successfully compete in the market;
•	our ability to obtain broad adoption of and reimbursement for our molecular diagnostic tests in a changing reimbursement environment;
•	whether we are able to successfully utilize our operating experience to sell our molecular diagnostic tests;
•	our limited operating history as a molecular diagnostics company;
•	our dependence on a concentrated selection of payors for our molecular diagnostic tests;
•	the demand for our molecular diagnostic tests from physicians and patients;
•	our reliance on our internal sales forces for business expansion;
•	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;
•	our ability to scale our operations, testing capacity and processing technology;
•	our ability to restructure, defer or convert into equity certain of our debt obligations and liabilities;
•	product liability claims against us;
•	our involvement in current and future litigation against us;
•	the effect current and future laws, licensing requirements and regulation have on our business especially the changing FDA environment as it relates to molecular diagnostics;
•	our exposure to environmental liabilities as a result of our business;
•	the susceptibility of our information systems to security breaches, loss of data and other disruptions;
•	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;
•	our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•	competition in the segment of the molecular diagnostics industry in which we operate or expects to operate;
•	our ability to obtain additional funds in order to implement our business models and strategies;
•	the results of any future impairment testing for other intangible assets;
•	our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such items on our revenues, profitability and ongoing business;
•	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;
•	our ability to to remain listed on NASDAQ despite our having received a notice of delisting;
•	the effect our largest stockholder may have on us;
•	our ability to meet the legacy obligations of our CSO business, previously sold;
•	failure of third-party service providers to perform their obligations to us; and
•	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings.

INTERPACE DIAGNOSTICS GROUP, INC.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other documents we file with the U.S. Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We are focused on developing and commercializing molecular diagnostic tests principally focused on early detection of high potential progressors to cancer and leveraging the latest technology and personalized medicine for patient diagnosis and management. We currently have three commercialized molecular tests: PancraGen®, a pancreatic cyst molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy; and ThyraMIR®, which assesses thyroid nodules risk of malignancy utilizing a proprietary gene expression assay. We also have on the market in a limited manner, an assay utilizing our PathFinder platform for Barrett's Esophagus, an esophageal cancer risk classifier. Additonally, we have in development an assay for biliary cancer.

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

With the completion of the CSO transaction and wind down of related activities through March 2016, we are now concentrating our efforts principally on our molecular diagnostics business by offering solutions for determining the presence of certain cancers to clinicians and their patients as well as providing prognostic pre-cancerous information, which we believe to be an expanding market opportunity. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and avoiding too frequent monitoring. We are keenly focused on growing our test volumes, securing reimbursement, and driving revenue for our three commercialized innovative tests as well as expanding our business by developing and promoting synergistic products in our market.

In March 2016, we announced that we implemented a broad-based program to maximize efficiencies and cut costs as we focus on improving cash flows and profitability while completing our transition to a standalone molecular diagnostics business. In addition to reducing headcount, we have realigned our compensation structure, consolidated positions, eliminated programs and development plans that did not have near term benefits, and streamlined and right-sized operating systems while reducing overhead.

We have been successfully expanding the reimbursement of our products in 2016:

•

In April 2016, we announced reimbursement approval by a major national managed care organization to cover ThyraMIR®, the first micro RNA classifier made available for improving the diagnosis of indeterminate thyroid nodules. This approval brings the total number of covered lives in the United States for ThyraMIR to more than 130 million. Coverage by this national plan was previously approved for ThyGenX®, our Next Gen oncogene panel used to assist physicians in distinguishing between benign and malignant thyroid nodules.

•

In April 2016, we also announced that we received coverage for all of our products by Galaxy Health Network, a national managed care provider with over 3.5 million covered lives. Galaxy Health Network's Preferred Provider Organization includes a network of over 400,000 contracted physicians, 2,700 hospitals and 47,000 ancillary providers.

INTERPACE DIAGNOSTICS GROUP, INC.

•

In April 2016, we announced new coding by Novitas Solutions for PancraGen®. Novitas Solutions, has assigned a new molecular CPT code (Current Procedural Terminology) to its PancraGen® test for pancreatic cysts.  Prior to this coding change the test was covered under a miscellaneous chemistry code, which is used for billing a wide range of tests across the laboratory industry and does not effectively differentiate between technologies that have significantly different features and offer unique benefits to patients with specific diseases.

•

In February 2016, we announced that we received Medicare approval for coverage of ThyraMIR. As a result, the ThyraMIR test is now accessible to more than 50 million Medicare covered patients nationwide effective December 14, 2015. ThyGenX® is already covered by Medicare, therefore, the addition of coverage for ThyraMIR provides Medicare covered patients the benefits of the ThyGenX/ThyraMIR combination test.

•

In January 2016, we announced that our Medicare administrative carrier, Novitas Solutions, issued a new local coverage determination (LCD) for PancraGen®. The LCD provides the specific circumstances under which PancraGen® is covered. The new policy is non-conditional and may improve the efficiency of the testing process for doctors and patients. The LCD covers approximately 55 million patients, bringing the total patients covered for PancraGen® to nearly 68 million.

On January 7, 2016, we were notified by NASDAQ that we were no longer in compliance with the minimum bid price requirements of the stock exchange and that we have until July 5, 2016 to regain compliance with this requirement or face delisting. We are currently considering available options to regain compliance.

DESCRIPTION OF REPORTING SEGMENTS

We currently operate under one operating segment, which is our molecular diagnostic business. Until December 22, 2015 prior to the CSO sale, we operated under two reporting segments: Commercial Services and Interpace Diagnostics. The Commercial Services business in the period ended March 31, 2016 is reported as discontinued operations and has been reclassified to discontinued operations in the period ended March 31, 2015 to conform to the current period presentation.

Interpace Diagnostics

Interpace Diagnostics revenue is generated from the use of our proprietary tests. Our performance obligation is fulfilled upon the completion, review and release of test results. In conjunction with fulfilling these services, we bill the third-party payor or hospital. We recognize revenue related to billings for Medicare, Medicare Advantage, hospitals, and other third party payers on an accrual basis, net of contractual adjustment, when a contract is in place, a reliable pattern of collectability exists and collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare, Medicare Advantage, insurance companies, and the contractual rate or the amounts agreed to with hospitals.

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

Persuasive evidence of an arrangement exists and delivery is deemed to have occurred upon completion, review, and release of the test results and we will bill the third-party payor or hospital at such time. The assessment of the fixed or determinable nature of the fees charged for diagnostic testing performed, and the collectability of those fees, requires significant judgment by our management. Our management believes that these two criteria have been met when there is contracted reimbursement coverage or a predictable pattern of collectability with individual third-party payors or hospitals and accordingly, recognizes revenue upon delivery of the test results. In the absence of contracted reimbursement coverage or a predictable pattern of collectability, we believe that the fee is fixed or determinable and collectability is reasonably assured only upon request of third-party payor notification of payment or when cash is received, and we recognize revenue at that time.

INTERPACE DIAGNOSTICS GROUP, INC.

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

CONSOLIDATED CONDENSED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data. The trends illustrated in this table may not be indicative of future results.

Consolidated Condensed Results of Continuing Operations for the Quarter Ended March 31, 2016 Compared to the Quarter Ended March 31, 2015 (in thousands)

	Three Months Ended
	March 31,
	2016	2016	2015	2015

Revenue, net	$3,035	100.0%	$2,117	100.0%
Cost of revenue	1,179	38.8%	1,574	74.4%
Gross profit	1,856	61.2%	543	25.6%
Operating expenses:
Sales and marketing	1,547	51.0%	2,226	105.1%
Research and development	323	10.6%	232	11.0%
General and administrative	2,816	92.8%	3,339	157.7%
Acquisition related amortization expense	970	32.0%	870	41.1%
Total operating expenses	5,656	186.4%	6,667	314.9%

Operating loss	(3,800)	-125.2%	(6,124)	-289.3%
Interest expense	(204)	-6.7%	(848)	-40.1%
Other income (expense), net	7	0.2%	(86)	-4.1%
Loss from continuing operations before tax	(3,997)	-131.7%	(7,058)	-333.4%
Provision (benefit) for income tax	9	0.3%	(73)	-3.4%
Loss from continuing operations	(4,006)	-132.0%	(6,985)	-329.9%
(Loss) income from discontinued operations, net of tax	(780)	-25.7%	3,117	147.2%
Net loss	$(4,786)	-157.7%	$(3,868)	-182.7%

Revenue, net

Consolidated revenue for the three months ended March 31, 2016 increased by $0.9 million, or 43.4%, to $3.0 million, compared to the three months ended March 31, 2015. This increase was principally attributable to the revenue generated from ThyGenX® and ThyraMIR® , which were both launched in the second quarter of 2015.

INTERPACE DIAGNOSTICS GROUP, INC.

Cost of revenue

Consolidated cost of revenue for the three months ended March 31, 2016 decreased $0.4 million, or 25.1%, to $1.2 million, compared to the three months ended March 31, 2015. This decrease was attributable to the lower lab supplies expenses under a broad-based program to maximize efficiencies and cut costs.

Gross profit

Consolidated gross profit for the three months ended March 31, 2016 increased $1.3 million, or 241.8%, to $1.9 million, compared to the three months ended March 31, 2015. This increase was related to the favorable impact of the increase in cash-basis revenue along with the lower cost of revenue described above.

Sales and marketing expense

Sales and marketing expense was $1.5 million for the three months ended March 31, 2016 and as a percentage of revenue was 51.0%. For the three months ended March 31, 2015 the expense was $2.2 million and 105.1% as a percentage of revenue. The decrease in sales and marketing expense principally reflects a reduction in sales personnel and the consolidation of marketing activities under a broad-based program to maximize efficiencies and cut costs.

Research and development

Research and development expense was $0.3 million for the three months ended March 31, 2016, slightly higher than the first quarter of 2015, and as a percentage of revenue was 10.6%. For the three months ended March 31, 2015 the expense was $0.2 million.

General and administrative

General and administrative expense for the three months ended March 31, 2016 was $2.8 million as compared to $3.3 million for the three months ended March 31, 2015. This decrease was primarily attributable to downsizing of systems, infrastructure and personnel related to operating a smaller molecular diagnostics business under a broad-based program to maximize efficiencies and cut costs.

Acquisition related amortization expense

During the three months ended March 31, 2016, we recorded amortization expense of $1.0 million as compared to $0.9 million for the three months ended March 31, 2015. This relates to the amortization for RedPath and Asuragen acquired intangible assets.

Operating loss

There were operating losses from continuing operations of $3.8 million and $6.1 million during the three months ended March 31, 2016 and 2015, respectively.  The decrease in operating loss for the three months ended March 31, 2016 was primarily attributable to the favorable margins in addition to the cost savings initiated under our broad-based program to maximize efficiencies and cut costs.

Provision for income taxes

We had an income tax provision of approximately $9,000 for the three months ended March 31, 2016. We had an income tax benefit of approximately $0.1 million for the three months ended March 31, 2015. Income tax expense for the three months ended March 31, 2016 was due to minimum state and local taxes. The income tax benefit for the three months ended March 31, 2015 was primarily due to our operating loss.

Income (loss) from discontinued operations, net of tax

We had a loss from discontinued operations of $0.8 million for the three months ended March 31, 2016 as compared to income from discontinued operations of $3.1 million for the three months ended March 31, 2015. This decrease was primarily related to the sale of substantially all of our CSO business in 2015 and the winding down of the remaining CSO contracts during the first quarter of 2016.

INTERPACE DIAGNOSTICS GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2016, we incurred a net loss of $4.8 million and cash used in operating activities was $4.0 million.  We did not raise any capital or incur any additional debt during the first quarter of 2016. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to ramping up our commercial operations, further developing our products and product candidates, right sizing and reorganizing our administrative organization and winding down activities and managing obligations related to our discontinued operations. The accompanying condensed, consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2016, we had cash and cash equivalents of $4.3 million, net accounts receivable of $2.8 million and current liabilities of $19.7 million.

As a result of the sale of substantially all of our Commercial Services Organization (CSO) business in December 2015, which generated net cash proceeds of $26.8 million (of which $21.6 million was used to repay long-term debt and fees), we focused our resources and strategic initiatives on the molecular diagnostics business. As with many companies in a similar stage, sufficient capital is required before achieving profitability. Accordingly, we will require additional capital in 2016 and beyond and in order to obtain such capital and fund our operations, we may be required to restructure all or a portion of our obligations related to the sale of our CSO business. There is, however, no guarantee that additional capital will or can be raised or that adequate restructuring will be accomplished that are sufficient to fund our operations in 2016 and beyond or that the terms of such additional capital, if available, will be acceptable to us. Accordingly, we are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances and alternatives, business development and other sources. Additionally, we intend to help meet our capital needs by driving revenue growth of our commercial molecular diagnostic tests, closely managing cash and further streamlining operations. If, however, we are unsuccessful in executing our plan for the business to continue operations, when needed, including the restructuring of its debt and other liabilities, then we may be forced to seek protection under the U.S. Bankruptcy Code, or be forced into liquidation or substantially alter or restructure our business operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In March 2016, we announced that we implemented a broad-based program to maximize efficiencies and cut costs as we focus on improving cash flows and profitability while completing our transition to a standalone molecular diagnostics business. In addition to reducing headcount, we have realigned our compensation structure, consolidated positions, eliminated programs and development plans that did not have near term benefits and streamlined and right-sized operating systems while reducing overhead.

 INTERPACE DIAGNOSTICS GROUP, INC.

Management may be able to take additional steps to further reduce our future operating expenses, as needed.  However, we cannot provide any assurance that we will be able to raise additional capital as needed. A summary of our significant contractual obligations, as of March 31, 2016, over the next 12 months are as follows:

	Total	0 to 3 months	3 to 6 months	6 to 12 months
Note due Redpath Equityholders	$2,668	$-	$-	$2,668
Severance obligations	3,675	2,774	901	-
DOJ settlement	750	-	85	665	*
Asuragen Deferred Purchase Price	500	300	200	-
Total obligations	$7,593	$3,074	$1,186	$3,333

* Estimated liability based on our current revenue expectation.

During the three months ended March 31, 2016, net cash used in operating activities was $4.0 million, of which $1.8 million was used in continuing operations and $2.2 million was used in discontinued operations.  The main component of cash used in operating activities during the three months ended March 31, 2016 was our loss from continuing operations of $4.0 million. During the three months ended March 31, 2015, net cash used in operating activities was $5.6 million, of which $11.7 million was used in continuing operations and $6.1 million was provided by discontinued operations. The main component of cash used in operating activities during the three months ended March 31, 2015 was our loss from continuing operations of $7.0 million and decreases in accounts receivable and accounts payable.

For the three months ended March 31, 2016 there was no net cash from investing activities. For the three months ended March 31, 2015 net cash used in investing activities was $0.5 million and consisted of purchases of property and equipment.

For the three months ended March 31, 2016 there was no net cash used in financing. For the three months ended March 31, 2015 the net cash used by financing activities of $0.03 million related to the repurchase of restricted stock shares.

As of March 31, 2016 we had total assets and total liabilities of $56.8 million and $48.5 million, respectively and current assets and current liabilities of $11.7 million and $19.7 million, respectively.

We had standby letters of credit of approximately $0.5 million and $1.4 million at March 31, 2016 and 2015, respectively, as collateral for our existing insurance policies and our facility leases.  In February 2016, we reduced our letters of credit by $0.6 million and received the same amount in cash as a return of our deposit due to the expiration of our building lease in Saddle River, NJ. Our standby letters of credit automatically renew every year unless canceled in writing by us with consent of the beneficiary, generally not less than 60 days before the expiry date.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

Off-Balance Sheet Arrangements

None.

INTERPACE DIAGNOSTICS GROUP, INC.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on our evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 INTERPACE DIAGNOSTICS GROUP, INC.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

“Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K filed on March 30, 2016 includes a discussion of our legal proceedings, as does Note 6 to the accompanying condensed consolidated financial statements. During the fiscal quarter ended March 31, 2016, there have been no material changes from the proceedings discussed in our Form 10-K except as follows:

Prolias Technologies, Inc. v. PDI, Inc.

On February 24, 2016, Prolias filed a motion before the New Jersey Appellate Division to appeal on an interlocutory basis the order denying the motion to disqualify our counsel. We filed our opposition to the motion on March 7, 2016. It is not known when the Appellate Division will rule on the motion for leave to take an interlocutory appeal, and further it is not known whether, if Prolias is successful in obtaining leave to appeal, what would be the result of the appeal. Progress on the case has been stayed pending resolution of this issue. In the interim, counsel for Prolias has filed for permission to withdraw as counsel, citing nonpayment of its bills. That motion also remains pending.

We deny that we are liable to Prolias for any of the claims asserted in the Complaint and we intend to (a) vigorously defend ourselves against those claims, (b) pursue all claims asserted in the Counterclaim and (c) vigorously oppose the motion for leave to appeal.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Agreement and General Release, dated January 6, 2016, by and between Gerald Melillo and PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.) is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2016.

10.2

Agreement and General Release, dated January 15, 2016, by and between Nancy S. Lurker and PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.) is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 22, 2016.

10.3

Severance Agreement and General Release, dated March 28, 2016, by and between Graham Miao and Interpace Diagnostics Group, Inc. is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

*

Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

 INTERPACE DIAGNOSTICS GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 11, 2016	Interpace Diagnostics Group, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
Interim President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Nat Krishnamurti
Nat Krishnamurti
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)