Form 10-K/A
period 2015-12-31
Interpace Diagnostics Group, Inc.
filed 2016-06-14
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Interpace Diagnostics Group, Inc. (“Interpace,” the “Company,” “we”, “us” or “our”) is filing this Amendment No. 2 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Filing”) and amended by Amendment No. 1 to the Original Filing filed with the SEC on April 29, 2016 (“Amendment No. 1”).

We are filing this Amendment solely for the purposes of (i) revising Item 10 of Part III of Amendment No. 1 with respect to the number of directors in Class I of the Board of Directors of the Company (the “Board”), the number of directors in Class III of the Board, the class of the Board in which Heinrich Dreismann, Ph.D. is a member and the term of the Class I directors and to reflect the removal of “Interim” from Nat Krishnamurti’s title on May 4, 2016; (ii) revising Item 12 of Part III of Amendment No. 1 to include the number of shares of our common stock beneficially owned by our other named executive officers who are no longer employees or executive officers of the Company and updating Item 12 of Part III to reflect the removal of “Interim” from Nat Krishnamurti’s title subsequent to the filing of Amendment No. 1; (iii) revising Item 13 of Part III of Amendment No. 1 to include certain related transactions; and (iv) amending and restating in its entirety Part IV of the Original Filing to include the new certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, and in connection therewith, no other changes have been made to the Original Filing or Amendment No. 1 and the Original Filing continues to speak as of the date of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or Amendment No. 1 or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing, Amendment No. 1 and the Company’s other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors (the “Board”) currently consists of six members and is divided into three classes, with two directors in Class I, two directors in Class II and two directors in Class III. Directors serve for three-year terms with one class of directors being elected by the Company’s stockholders at each annual meeting.

NAME	AGE	CLASS(1)	PRINCIPAL OCCUPATION OR EMPLOYMENT
Stephen J. Sullivan	69	I	Founder of CRO Advisors LLC
Heinrich Dreismann, Ph.D.	61	I	Retired
Harry Glorikian	50	II	Consultant
Kapila Ratnam, Ph.D	49	II	Partner at NewSpring Capital
Joseph Keegan, Ph.D.	62	III	Chairman of the Board for Labcyte Corporation
Jack E. Stover	62	III	Interim President and Chief Executive Officer of Interpace Diagnostics Group, Inc.

(1) The term of the Class I directors expires in 2016; the term of the Class II directors expires in 2018; and the term of the Class III directors expires in 2017.

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

Executive Officers

The following table sets forth the names, ages and principal position of our executive officers as of the date of this Amendment:

Name	Age	Position

Jack E. Stover	62	Interim President and Chief Executive Officer

Nat Krishnamurti	44	Chief Financial Officer, Secretary and Treasurer

The principal occupation and business experience for at least the last five years for each executive officer is set forth below (except for Mr. Stover, whose business experience is discussed in this Amendment under the heading “Board of Directors” in this Item 10).

Nat Krishnamurti was appointed as the Chief Financial Officer of the Company effective as of May 4, 2016. Mr. Krishnamurti served as the Company’s Interim Chief Financial Officer from March 1, 2016 to May 3, 2016. Mr. Krishnamurti was appointed as Secretary and Treasurer effective March 1, 2016, and served as the Company’s Vice President, Corporate Controller and Chief Accounting Officer from August 2015 to February 2016. Prior to joining the Company, Mr. Krishnamurti served as chief financial officer of Applied Minerals, Inc. (“Applied Minerals”), a publicly traded company that is a leading producer of halloysite clay and advanced natural oxide solutions, from May 2012 to August 2015. Between October 2011 and May 2012, Mr. Krishnamurti was in a transition between positions. Prior to Applied Minerals, Mr. Krishnamurti served as Chief Accounting Officer for inVentiv Health, a global provider of clinical, communications and commercial services to the global pharmaceutical, life sciences, and biotechnology industries which was publicly traded until August 2010, from May 2000 to September 2011, where he also held various finance positions of increasing responsibility, including Manager, Director, and VP of Finance. Prior to inVentiv Health, Mr. Krishnamurti worked in public accounting firms, including PricewaterhouseCoopers LLP and Feldman Sherb & Co., P.C. Mr. Krishnamurti earned an M.B.A. from Long Island University and a B.S. in accounting from City University of New York, Brooklyn College and is a licensed Certified Public Accountant.

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

The following table shows, as of April 29, 2016, the number of shares of our common stock beneficially owned by: (i) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (ii) each of our current directors; (iii) each of our named executive officers included in the section of Amendment No. 1 entitled “Summary Compensation Table”; and (iv) all directors and executive officers as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
Executive officers and directors:
Jack E. Stover (2)	197,378	(6)	1.15
Nat Krishnamurti (3)	8,793		*
Stephen J. Sullivan (4)	197,828	(6)	1.1%
Heiner Dreismann (5)	44,815		*
Joseph Keegan (5)	127,696	(7)	*
Harry Glorikian (5)	127,696	(7)	*
Kapila Ratnam (5)	--		*
as a group (7 persons)	704,206		3.9%

5% stockholders:
John P. Dugan	4,869,878		26.8%
39 Fort Defiance Hill Road
Garrison, NY 10524 (8)
Heartland Advisors, Inc. (9)	2,994,313		16.5%
789 North Water Street
Milwaukee, WI 53202
Dimensional Fund Advisors LP (10)	1,161,469		6.4%
6300 Bee Cave Road
Austin, TX 78746
Nancy S. Lurker (11)	977,681		5.4%
6 Lenape Trail,
Peapack, NJ 07977
Named Executive Officers (other than Mr. Stover and Ms. Lurker):
Graham G. Miao (12)	142,852		*
Gerald R. Melillo, Jr. (13)	239,122	(14)	1.32%

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

(2)	Currently serves as our Interim President and Chief Executive Officer and as a member of the Board.

(3)	Serves as our Chief Financial Officer, Secretary and Treasurer as of the date of this Amendment.

(4)	Currently serves as Interim Chairman of the Board.

(5)	Member of the Board.

(6)	Includes 100,000 RSUs that would vest immediately upon retirement.

(7)	Represents RSUs that would vest immediately upon retirement.

(8)	Includes 618,750 shares of our common stock held by Mr. Dugan’s spouse, which may be deemed to be beneficially owned by Mr. Dugan.

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

(12)	Based solely on the information contained in the Form 4 filed with the SEC on December 30, 2015 by Mr. Miao. Mr. Miao no longer served as Chief Financial Officer effective March 1, 2016.

(13)	Based solely on the information contained in the Form 4 filed with the SEC on December 4, 2015 by Mr. Melillo. Mr. Melillo no longer served as President, Sales Services effective December 1, 2015.

(14)	Includes 108,949 SARs that were unexercised as of December 31, 2015.

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

Certain Relationships and Related Transactions

We are required to disclose transactions since January 1, 2015, to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof had or will have a direct or indirect material interest, other than employment, compensation, termination and change in control arrangements with our named executive officers, which are described in Item 11 – “Executive Compensation” of Amendment No. 1. Except as otherwise disclosed below, we are not a party to a current transaction with a related person, have not been a party to such a transaction since January 1, 2015, and no transaction is currently proposed, in which the amount of the transaction exceeds $120,000 and in which a related person had or will have a direct or indirect material interest.

Kapila Ratnam, who was appointed to the Board on October 30, 2015, is a partner at NewSpring Capital, a private equity firm. A private equity fund managed by NewSpring Capital was a stockholder of RedPath Integrated Pathology, Inc. (“RedPath”), which we acquired on October 31, 2014. An affiliate of NewSpring Capital serves as the representative (the “Equityholder Representative”) of the former equity holders of RedPath (the “RedPath Equityholders”).

As previously disclosed, in connection with our acquisition of RedPath, we entered into a Contingent Consideration Agreement with the Equityholder Representative. Pursuant to the Contingent Consideration Agreement, we agreed to issue to the RedPath Equityholders 500,000 shares of our common stock upon acceptance for publication of a specified article related to PathFinder TG for the management of Barrett’s esophagus, and an additional 500,000 shares of our common stock upon the commercial launch of PathFinder TG for the management of Barrett’s esophagus (collectively, the “Common Stock Milestones”). 500,000 shares of our common stock were issued to the RedPath Equityholders in June 2015 from treasury stock, and, following the sale of substantially all of the Commercial Services business on December 22, 2015, which sale accelerated the Common Stock Milestones not then already achieved, the additional 500,000 shares of our common stock were issued to the RedPath Equityholders in March 2016 from treasury stock. The RedPath Equityholders are entitled to an additional $5 million cash payment upon the achievement by us of $14.0 million or more in annual net sales of PathFinder TG for the management of Barrett’s esophagus and a further $5 million cash payment upon the achievement by us of $37.0 million or more in annual net sales of a basket of assays of Interpace Diagnostics, LLC and Interpace Diagnostics Corporation. In addition, we are obligated to pay revenue based payments to the RedPath Equityholders through 2025 of 6.5% on annual net sales above $12.0 million of PancraGen®-Pancreas, 10% on annual net sales up to $30 million of PathFinder TG for the management of Barrett’s esophagus and 20% on annual net sales above $30 million of PathFinder TG for the management of Barrett’s esophagus.

As previously disclosed, on October 31, 2014, we issued an $11.0 million interest-free note to the Equityholder Representative (the “Note”) at the closing of our acquisition of RedPath. The Note is interest-free and payable in eight equal consecutive quarterly installments beginning October 1, 2016. In the second quarter of 2015, the final working capital adjustment was made, reducing the balance of the Note to approximately $10.7 million. On October 30, 2015, in connection with the sale of substantially all of the Commercial Services business, the Note was amended to, among other things, permit us to enter into a revolving loan facility; permit us to sell the Commercial Services business and to use the proceeds of the sale to pay off the amounts due under our then existing $20 million Credit Agreement and to continue to make payments on the debt due under the Note in accordance with the terms of the Note; provided that, upon written request by the Equityholder Representative on April 30, 2016, we would make a one-time principal payment in the amount of $1,333,750 on July 1, 2016 rather than as originally due on July 1, 2018 (which such request the Company did not receive); and provided further that the 500,000 shares of our common stock to be issued upon the commercial launch of PancraGen® for the management of Barrett’s esophagus would be deemed earned by the RedPath Equityholders as of the closing of the sale of the Commercial Services business. Ms. Ratnam was appointed to the Board in connection with the amendment to the Note.

The interest rate of the Note will be 5.0% in the event of a default under the Note. Our obligations under the Note are guaranteed by us and our subsidiaries in favor of the Equityholder Representative. Pursuant to the guarantee, we and our subsidiaries also granted a security interest in substantially all of our and their assets, including intellectual property, to secure the obligations to the Equityholder Representative. As of March 31, 2016, the balance of the Note is approximately $8.6 million. Principal payments due related to the Note over the next three years are $1,334,000, $5,335,000 and $4,001,000 in 2016, 2017 and 2018, respectively.

As previously disclosed, also in connection with our acquisition of RedPath, we assumed a liability for a January 2013 settlement agreement (the “Settlement Agreement”) entered into by the RedPath Equitholders with the Department of Justice (“DOJ”). Under the terms of the Settlement Agreement, we are obligated to make payments to the DOJ for the calendar years ended December 31, 2014 through 2017, up to a maximum of $3.0 million. We have been indemnified by the RedPath Equityholders for up to $2.5 million of the obligation, with the first $0.5 million payable by us.

Director Independence

Our Board has determined that Messrs. Sullivan and Glorikian and Drs. Keegan, Ratnam and Dreismann, are independent within the meaning of the applicable rules and regulations of the SEC and NASDAQ.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Amendment or the Original Filing, as noted below:
(1)	Financial Statements – See Index to Financial Statements on page F-1 of the Original Filing.
(2)	Financial Statement Schedule

Schedule II:      Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
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

Date: June 14, 2016	INTERPACE DIAGNOSTICS GROUP, INC.
	By:	/s/ Jack E. Stover
Jack E. Stover
Interim President and Chief Executive Officer