Form 10-Q
period 2016-06-30
Interpace Diagnostics Group, Inc.
filed 2016-08-15
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding August 5, 2016
Common stock, $0.01 par value	18,162,671

INTERPACE DIAGNOSTICS GROUP, INC.

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2016

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,039	$8,310
Short-term investments	-	106
Accounts receivable, net	2,950	2,806
Other current assets	3,023	2,569
Current assets from discontinued operations	627	5,374
Total current assets	9,639	19,165
Property and equipment, net	1,190	1,460
Other intangible assets, net	41,553	43,492
Other long-term assets	1,128	3,255
Non-current assets from discontinued operations	-	340
Total assets	$53,510	$67,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,259	$1,560
Accrued salary and bonus	2,902	2,424
Other accrued expenses	6,047	5,961
Current portion of long-term debt, net of debt discount	3,755	1,164
Current liabilities from discontinued operations	5,246	12,264
Total current liabilities	19,209	23,373
Contingent consideration	18,540	17,890
Long-term debt, net of debt discount	5,055	7,233
Other long-term liabilities	4,713	6,178
Total liabilities	47,517	54,674

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 18,705,214 shares issued; 18,162,671 and 17,662,671 shares outstanding, respectively	187	187
Additional paid-in capital	125,821	132,522
Accumulated deficit	(118,372)	(111,252)
Accumulated other comprehensive income	-	13
Treasury stock, at cost (542,543 and 1,042,543 shares, respectively)	(1,643)	(8,432)
Total stockholders' equity	5,993	13,038
Total liabilities and stockholders' equity	$53,510	$67,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

 INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue, net	$3,612	$2,253	$6,647	$4,370
Cost of revenue (excluding amortization of $970 and $986 for the three months and $1,939 and $1,839 for the six months, respectively)	1,842	1,851	3,020	3,425
Gross profit	1,770	402	3,627	945
Operating expenses:
Sales and marketing	1,322	3,285	2,904	5,511
Research and development	357	414	680	646
General and administrative	2,015	3,430	4,797	6,411
Acquisition related amortization expense	970	986	1,939	1,839
Total operating expenses	4,664	8,115	10,320	14,407

Operating loss	(2,894)	(7,713)	(6,693)	(13,462)
Interest expense	(858)	(884)	(1,062)	(1,732)
Other income (expense), net	3	(69)	10	(155)
Loss from continuing operations before tax	(3,749)	(8,666)	(7,745)	(15,349)
Benefit from income taxes	(236)	(177)	(227)	(250)
Loss from continuing operations	(3,513)	(8,489)	(7,518)	(15,099)
Income from discontinued operations, net of tax	1,179	1,511	398	4,253
Net loss	$(2,334)	$(6,978)	$(7,120)	$(10,846)

Net Loss and Comprehensive Loss	$(2,334)	$(6,978)	$(7,120)	$(10,846)

Basic and diluted loss per share of common stock:
From continuing operations	$(0.19)	$(0.56)	$(0.42)	$(1.00)
From discontinued operations	0.06	0.10	0.02	0.28
Net loss per basic and diluted share of common stock	$(0.13)	$(0.46)	$(0.40)	$(0.72)
Weighted average number of common shares and common share equivalents outstanding:
Basic	18,163	15,204	17,962	15,121
Diluted	18,163	15,204	17,962	15,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

 INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2016	2015

Cash Flows From Operating Activities
Net loss	$(7,120)	$(10,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,390	2,499
Realignment accrual accretion	23	70
Interest accretion	1,062	546
Provision for bad debt	169	172
Gain on sale of discontinued operations	-	(217)
Stock-based compensation	88	1,054
Other (gains), losses and expenses, net	(4)	-
Other changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,755	(3,843)
Decrease (increase) in unbilled receivable	16	(310)
Increase in other current assets	(141)	(205)
Decrease in other long-term assets	627	2,482
(Decrease) increase in accounts payable	(1,070)	42
(Decrease) increase in unearned contract revenue	(11)	2,154
(Decrease) increase in accrued salaries and bonus	(633)	3,309
Decrease in accrued liabilities	(4,957)	(5,984)
(Decrease) increase in long-term liabilities	(465)	937
Net cash used in operating activities	(5,271)	(8,140)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(542)
Net cash used in investing activities	-	(542)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	-	(32)
Net cash used in financing activities	-	(32)

Net increase (decrease) in cash and cash equivalents	(5,271)	(8,714)
Cash and cash equivalents – beginning	8,310	23,111
Cash and cash equivalents – ending	$3,039	$14,397
Cash paid for interest	$-	$1,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of Interpace Diagnostics Group, Inc. (the Company or Interpace), and its wholly-owned subsidiaries, Interpace Diagnostics Corporation and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (SEC) on March 30, 2016, as amended on April 29, 2016 and June 14, 2016.  The condensed interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The condensed interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Discontinued operations include the Company's wholly owned subsidiaries: Group DCA, LLC, or Group DCA; InServe Support Solutions (Pharmakon); and TVG, Inc. (TVG, dissolved December 31, 2014) and its Commercial Services (CSO) business unit. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	LIQUIDITY AND MANAGEMENT'S PLANS

For the six months ended June 30, 2016, the Company incurred a net loss of $6.5 million and cash used in operating activities was $5.3 million.  The Company did not raise any capital or incur any additional debt during the first six months of 2016. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to ramping up its commercial operations, further developing its products and product candidates, right sizing and reorganizing its administrative organization and winding down activities and managing obligations related to its discontinued operations. The accompanying condensed, consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2016, the Company had cash and cash equivalents of $3.0 million, net accounts receivable of $3.0 million, current assets of $9.6 million and current liabilities of $19.2 million.

As a result of the sale of substantially all of its CSO business in December 2015, which generated net cash proceeds of $26.8 million (of which $21.6 million was used to repay long-term debt and fees), the Company focused its resources and strategic initiatives on its molecular diagnostics business. As with many companies in a similar stage, sufficient capital is required before achieving profitability. Accordingly, the Company will require additional capital in 2016 and beyond and, in order to obtain such capital and fund its operations, may be required to restructure all or a portion of its obligations related to the sale of its CSO business. There is, however, no guarantee that additional capital will or can be raised or that adequate restructuring will be accomplished that are sufficient to fund the Company's operations in 2016 and beyond or that the terms of such additional capital, if available, will be acceptable to the Company. Accordingly, the Company is exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances and alternatives, business development and other sources. Additionally, the Company intends to help meet its capital needs by driving revenue growth of its commercial molecular diagnostic tests, closely managing cash and further streamlining operations. If, however, the Company is unsuccessful in obtaining capital and executing its plans for the business to continue operations, when needed, including the restructuring of its debt and other liabilities, then it may be forced to seek protection under the U.S. Bankruptcy Code, or be forced into liquidation or substantially alter or restructure its business operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

During the first six months of 2016, the Company commenced negotiations with certain of its creditors and former sales representatives and executives to restructure its current and long-term obligations incurred prior to the sale of the majority of its CSO business in December 2015. The proposed restructuring by the Company includes reducing or extending the term of certain of its obligations, and/or converting a portion to equity. The Company believes that this proposed restructuring, if achieved will not only improve its liquidity, but also provide the flexibility for future funding. No assurance can be given that the negotiations to restructure the Company’s debt and obligations will be successful. The success of such negotiations is also likely dependent on the Company’s success in seeking financing.

At June 30, 2016, the Company had the following debt obligations which the Company plans to include in the proposed debt restructuring:

1.	Restructuring future payments and conditions related to the $10.7 million note payable to the former RedPath shareholders.
2.	Restructuring severance obligations to former executives ($3.2 million, including taxes).
3.

Restructuring obligations due to former sales representatives under the CSO incentive plan (up to $1 million including taxes). To date, 310 former sales representatives have accepted the Company’s offer to pay out approximately $0.6 million in equal installments over eight months.

There is no guarantee that the Company will be successful in restructuring its outstanding debt.

A summary of the Company’s most significant contractual obligations over the next 12 months are as follows:

	Total	0 to 3 months	3 to 6 months	6 to 12 months
Note due Redpath Equityholders	$4,001	$-	$1,334	$2,667
Severance obligations	3,267	3,267	-	-
DOJ settlement	750	85	85	580
Deferred Bonus - ERT salesforce	922	230	346	346
Total obligations	$8,940	$3,582	$1,765	$3,593

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Reclassifications

The Commercial Services business in the three- and six-month periods ended June 30, 2015 has been reclassified to discontinued operations to conform to the current period presentation.

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

Other Current Assets

Other current assets consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Indemnification assets	$1,375	$875
Letters of credit	409	360
Other receivables	784	1,048
Prepaid expenses	352	180
Other	103	106
	$3,023	$2,569

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and six-month-periods ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average number of of common shares	18,163	15,204	17,962	15,121
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	18,163	15,204	17,962	15,121

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options	-	10	-	10
Stock-settled stock appreciation rights (SARs)	1,027	1,041	1,027	1,041
Restricted stock and restricted stock units (RSUs)	1,230	1,747	1,230	1,747
Performance contingent SARs	-	188	-	188
	2,257	2,986	2,257	2,986

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

4.	OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets as of June 30, 2016 is as follows:

		As of June 30, 2016
	Life	Carrying
	(Years)	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519
Pancreas	7	2,882
Biobank	4	1,575
RedPath acquisition:
Pancreas test	7	16,141
Barrett's test	9	18,351
Total		$47,468
Diagnostic lab:
CLIA Lab	2.3	$609

Accumulated Amortization		$(6,524)

Net Carrying Value		$41,553

Amortization expense was approximately $1.0 million for the three-month periods ended June 30, 2016 and 2015, respectively, and $1.9 million and $1.8 million for the six-month periods ended June 30, 2016 and 2015, respectively. Amortization of our diagnostic assets begins upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

2016	2017	2018	2019	2020
$3,869	$5,685	$5,949	$5,703	$5,703

5.	FAIR VALUE MEASUREMENTS

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation methodologies used for the Company's financial instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth in the tables below:

	As of June 30, 2016		Fair Value Measurements
	Carrying	Fair	As of June 30, 2016
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$3,039	$3,039	$3,039	$-	$-
Money market funds	-	-	-	-	-
	$3,039	$3,039	$3,039	$-	$-
Marketable securities:
U.S. Treasury securities	$676	$676	$676	$-	$-
Liabilities:
Contingent consideration:
Asuragen	$4,507	$4,507	$-	$-	$4,507
RedPath	14,409	14,409	-	-	14,409
	$18,916	$18,916	$-	$-	$18,916

	As of December 31, 2015		Fair Value Measurements
	Carrying	Fair	As of December 31, 2015
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$7,534	$7,534	$7,534	$—	$—
Money market funds	776	776	776	—	—
	$8,310	$8,310	$8,310	$—	$—
Marketable securities:
Money market funds	$48	$48	$48	$—	$—
Mutual funds	58	58	58	—	—
U.S. Treasury securities	1,115	1,115	1,115	—	—
Government agency securities	131	131	131	—	—
	$1,352	$1,352	$1,352	$—	$—
Liabilities:
Contingent consideration:
Asuragen	$4,628	$4,628	$—	$—	$4,628
RedPath	13,921	13,921	—	—	13,921
	$18,549	$18,549	$—	$—	$18,549

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of June 30, 2016, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

In connection with the acquisition of assets from Asuragen and the acquisition of RedPath, the Company recorded $4.6 million and $13.9 million of contingent cash consideration related to contingent payments and other revenue based payments, respectively. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  There was an increase in the fair value of the contingent consideration of approximately $0.4 million during the period ended June 30, 2016 as resulting from the accretion of interest over time and amounting to $0.7 million, partially offset by the Company making payments of $0.3 million in the second quarter of 2016.

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  There is no fair value ascribed to the letters of credit as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Certain of the Company's non-financial assets, such as other intangible assets and goodwill, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

6.	COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of June 30, 2016, the Company had $0.5 million in letters of credit outstanding as required by its existing insurance policies and its facility leases. These letters of credit are collateralized by certain investments.

Contingency

In connection with the acquisition of RedPath on October 31, 2014, the Company and its wholly-owned subsidiary, Interpace Diagnostics, LLC (Interpace), entered into a Contingent Consideration Agreement with RedPath Equityholder Representative, LLC (the Equityholder Representative). Pursuant to the Contingent Consideration Agreement, the Company agreed to issue to the equityholders of RedPath 500,000 shares of the Company’s common stock, par value $0.01 (Common Stock), upon acceptance for publication of a specified article related to PathFinderTG® for the management of Barrett’s esophagus. The pending issuance of Common Stock was recorded as Additional paid-in capital in the Company's consolidated balance sheet as of December 31, 2014. On April 13, 2015, this milestone was reached upon acceptance for publication of new data supporting the use of BarreGen™ for predicting risk of progression from Barrett’s esophagus to esophageal cancer. On June 16, 2015, the 500,000 shares were issued from Treasury stock decreasing the balance in treasury stock by approximately $6.1 million, with a corresponding decrease in Additional paid-in capital of $6.1 million. In March 2016, 500,000 additional shares of Common Stock were issued from Treasury stock, as a result of the acceleration of the Common Stock Milestone, as defined in the Contingent Consideration Agreement, resulting from the change of control in connection with the sale of its CSO business in December 2015, decreasing the balance in treasury stock by approximately $6.8 million, with a corresponding decrease in Additional paid-in capital of $6.8 million.

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

Payments are due March 31st following the calendar year that the revenue milestones are achieved. The Company has been indemnified by the former owners of RedPath for $2.5 million of the obligation and has recorded an indemnification asset of that amount within other non-current assets. During the six months ended June 30, 2016, the Company has $1.8 million recorded as its best estimate of the amount that remains to be paid under the Settlement Agreement based on its estimate of future revenues, of which $0.8 million is included in other accrued expenses and $1.0 million is included in other long-term liabilities.

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

On February 24, 2016, Prolias filed a motion before the New Jersey Appellate Division for leave to appeal on an interlocutory basis the order denying the motion to disqualify.  The Company filed its opposition to the motion on March 7, 2016.  While the motion for leave to appeal was pending, on March 29, 2016, counsel for Prolias filed for permission to withdraw as counsel, citing nonpayment of its bills.

On April 7, 2016, the Company conditionally opposed the motion to withdraw pending prompt appointment of new counsel for Prolias. On April 19, 2016, the Court denied the motion without prejudice. On April 27, 2016, Prolias’ counsel renewed its motion to withdraw. On May 12, 2016, while the motion to withdraw was pending, the Court entered an Order granting the motion for leave to appeal and then proceeded to affirm the Court’s order denying the motion to disqualify.

On May 27, 2016, the Court entered an Order granting Prolias’s counsel leave to withdraw as counsel for Prolias. In this same Order, the Court required Prolias to retain new counsel by June 27, 2016, and in the absence of the retention of new counsel, the Order enabled the Company to file an appropriate motion to dismiss Prolias’s Complaint.

On July 6, 2016, the Company filed a motion to dismiss Prolias’s complaint on the basis that Prolias had failed to retain new counsel to represent it. Prolias filed no opposition to the motion. The parties are now waiting on the Court’s ruling on the motion to dismiss.

The Company denies that it is liable to Prolias for any of the claims asserted in the Complaint and it intends to (a) vigorously defend itself against those claims and (b) pursue all claims asserted in the Counterclaim.

Swann v. Akorn, Inc., and Interpace Diagnostics Group, Inc.

On May 27, 2016, Michael J. Swann, one of our former employees, filed a complaint against us in the Court of Common Pleas of the Fifth Judicial Circuit in South Carolina in a matter entitled Michael J. Swann v. Akorn, Inc., and Interpace Diagnostic Group Inc. (Civil Action No. 2016-CP-40-03362). In the complaint, Mr. Swann alleges, among other things, that he was discriminated against and wrongfully terminated as a member of a sales force marketing pharmaceutical products of Akorn, Inc., because of an illness suffered by Mr. Swann. Mr. Swann alleges that he was discriminated against in violation of the Americans with Disabilities Act/Americans with Disabilities Act Amendments Act and the Family Medical Leave Act and seeks damages for back pay, reinstatement, front pay, compensatory and punitive damages in an amount not less than $300,000, attorney’s fees and costs. We deny that we are liable to Mr. Swann for any of the claims asserted and intend to vigorously defend ourselves against those claims.

Severance

In 2015, in connection with the sale of the sale of the majority of the CSO business and the implementation of a broad-based program to maximize efficiencies and cut costs, the Company reduced headcount and incurred severance obligations to terminated employees that amounted to approximately $3.7 million.

During the first quarter ended March 31, 2016 the Company recorded additional severance obligations as it continued to right-size the organization and wind down its CSO business. The Company recorded obligations of $1.1 million, $0.5 million of which was recorded in continuing operations. The current severance liability as of June 30, 2016 is $3.3 million, of which $2.3 million resides in continuing operations and $1.0 million is in discontinued operations.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

7.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Facilities realignment accrual	$-	$43
Self insurance accruals	41	137
Indemnification liability	875	875
Contingent consideration	376	659
Rent payable	104	127
DOJ settlement	750	250
Accrued professional fees	987	775
Taxes payable	648	591
Unclaimed property	544	546
All others	1,722	1,958
	$6,047	$5,961

Long-term liabilities consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Rent payable	$-	$52
Uncertain tax positions	3,512	3,425
DOJ settlement (indemnified by RedPath)	1,000	2,500
Other	201	201
	$4,713	$6,178

8.	STOCK-BASED COMPENSATION

Stock Incentive Plan

In 2015, the board of directors (the Board) and stockholders approved the Company’s Amended and Restated 2004 Stock Award and Incentive Plan, or the Amended and Restated Plan. The Amended and Restated Plan amends the Company’s pre-existing Amended and Restated 2004 Stock Award and Incentive Plan, which had replaced the 1998 Stock Option Plan, or the 1998 Plan, and the 2000 Omnibus Incentive Compensation Plan, or the 2000 Plan.  The Amended and Restated Plan authorized an additional 2,450,000 shares for new awards and combined the remaining shares available under the original Amended and Restated Plan.  Eligible participants under the Amended and Restated Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified under the Amended and Restated Plan and designated by the Compensation and Management Development Committee of the Board, or the Compensation Committee.  Unless earlier terminated by action of the Board, the Amended and Restated Plan will remain in effect until such time as no stock remains available for delivery under the Amended and Restated Plan and the Company has no further rights or obligations under the Amended and Restated Plan with respect to outstanding awards thereunder.

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

In February 2016, certain employees and members of the Company’s Board were granted approximately 1.3 million RSU’s at a weighted average grant price of $0.25. These shares vest one-third each year on the anniversary of the date of grant.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The following table provides the weighted average assumptions used in determining the fair value of the non-market based SARs awards granted during the six month periods ended June 30, 2016 and June 30, 2015:

	Six Months Ended
	June 30,
	2016	2015
Risk-free interest rate	-	1.02%
Expected life (years)	-	3.5
Expected volatility	-	54.47%
Dividend yield	-	-

The Company recognized approximately $0.02 million and $0.5 million of stock-based compensation expense during each of the three month periods ended June 30, 2016 and 2015, respectively, and $0.1 million and $0.7 million during each of the six month periods ended June 30, 2016 and 2015, respectively.

9.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax (benefit) expense on loss from continuing operations and the effective tax rate for the three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Benefit from income tax	$(236)	$(177)	$(227)	$(250)
Effective income tax rate	6.3%	2.0%	2.9%	1.6%

Income tax benefit for the three- and six-month periods ended June 30, 2016 was primarily due to the reclassification of CSO as discontinued operations and the tax adjustments associated with that reclass. Income tax benefit for the three- and six-month periods ended June 30, 2015 was primarily due to net operating losses, partially offset by minimum state and local taxes.

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

The table below presents the significant components of Commercial Services (CSO), Group DCA's, Pharmakon's and TVG’s results included in Income from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive loss for the three- and six-months ended June 30, 2016 and 2015.

	Three Months Ending June 30,		Six Months Ending June 30,
	2016	2015	2016	2015
Revenue, net	$-	$34,087	$1,644	$70,549

Income (loss) from discontinued operations	144	1,512	(592)	4,039
Gain (loss) on sale of assets	1,326	-	1,326	217
Income from discontinued operations, before tax	1,470	1,512	734	4,256
Income tax expense	291	1	336	3
Income from discontinued operations, net of tax	$1,179	$1,511	$398	$4,253

The assets and liabilities classified as discontinued operations relate to Commercial Services, Group DCA, Pharmakon, and TVG. As of June 30, 2016 and December 31, 2015, these assets and liabilities are in the accompanying balance sheets as follows:

	For the Six Months Ended June 30, 2016			For the Year Ended December 31, 2015
	CSO	DCA/ TVG	Total	CSO	DCA/ TVG	Total
Accounts receivable, net	-	-	-	3,296	-	3,296
Unbilled receivable, net	-	-	-	16	-	16
Other	477	150	627	2,062	-	2,062
Current assets from discontinued operations	477	150	627	5,374	-	5,374
Property and equipment, net	-	-	-	190	-	190
Other	-	-	-	-	150	150
Long-term assets from discontinued operations	-	-	-	190	150	340
Total assets	477	150	627	5,564	150	5,714

Accounts payable	744	-	744	3,767	-	3,767
Unearned contract revenue	-	-	-	11	-	11
Accrued salary and bonus	1,925	-	1,925	3,036	-	3,036
Other	2,358	219	2,577	5,092	358	5,450
Current liabilities from discontinued operations	5,027	219	5,246	11,906	358	12,264
Total liabilities	5,027	219	5,246	11,906	358	12,264

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

12.	LONG-TERM DEBT

On October 31, 2014, the Company and Interpace, entered into an agreement to acquire RedPath (the Transaction). In connection with the Transaction, the Company entered into a note with former RedPath Equityholders, dated October 31, 2014 (the Note).

The Note is $11.0 million, interest-free and payable in eight equal consecutive quarterly installments beginning October 1, 2016. In the second quarter of 2015, the final working capital adjustment was made, reducing the balance of the Note to approximately $10.7 million. In December 2015, pursuant to the sale of substantially all of the CSO business, the Note was amended so that the CSO sales proceeds would not have to be applied against the Note payable balance.

The interest rate will be 5.0% in the event of a default under the Note. The obligations of the Company under the Note are guaranteed by the Company and its Subsidiaries pursuant to the Subordinated Guarantee in favor of the Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its Subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the Equityholder Representative. Based on the Company's incremental borrowing rate under its Credit Agreement, the fair value of the Note at the date of issuance was $7.5 million. During the quarters ended June 30, 2016 and 2015, the Company accreted approximately $0.2 million into interest expense, respectively, for each period. During the six months ended June 30, 2016 and 2015, the Company accreted approximately $0.4 million into interest expense, respectively, for each period. As of June 30, 2016, the balance of the Note is approximately $8.8 million and the unamortized discount is $1.9 million.

Principal payments due related to the long-term debt over next three years are as follows:

	2016	2017	2018
Subordinated note	$1,334	$5,335	$4,001

The Company is currently in negotiations with the former RedPath equityholders to restructure the terms of the Note. No assurance can be given that such negotiations will be successful.

The Company currently has an indemnification asset and liability of $1.5 million relating to the DOJ settlement with the former owners of RedPath that was recorded with the acquisition of RedPath. As the Company makes payments to the DOJ, it may reduce the balance owed on the note by the same amount.

In addition, the Company entered into the Credit Agreement with SWK Funding LLC (the Agent) and the lenders party thereto in connection with the Transaction in the aggregate principal amount of $20.0 million (the Loan). The maturity date of the Loan was October 31, 2020. The Company received net proceeds of approximately $19.6 million following payment of certain fees and expenses in connection with the Credit Agreement.

Upon the sale of substantially all of the CSO business on December 22, 2015, the Company was obligated to use a portion of the net proceeds from the transaction to pay the balance of the outstanding loan in the aggregate principal amount of $20.0 million, an exit fee and expenses of approximately $1.6 million. In connection with the termination of the Credit Agreement, the Guarantee and Collateral Agreement, dated October 31, 2014, by the Company and certain of its subsidiaries in favor of the Agent was also terminated on December 22, 2015.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows (used in) provided by the Company's discontinued operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
Net cash (used in) provided by operating activities of discontinued operations	$(884)	$6,809

Net cash (used in) provided by investing activities of discontinued operations	$-	$-

14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the potential impact of the new guidance on its quarterly reporting process and its consolidated financial position, results of operations and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which when effective will require organizations that lease assets (e.g., through "leases") to recognize assets and liabilities for the rights and obligations created by the leases on balance sheet. A lessee will be required to recognize assets and liabilities for leases with terms that exceed twelve months. The standard will also require disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial position and results of operations.

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

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	our ability to profitably grow our business, including our ability to finance our business on acceptable terms and successfully compete in the market;
•	our ability to obtain broad adoption of and reimbursement for our molecular diagnostic tests in a changing reimbursement environment;
•	whether we are able to successfully utilize our operating experience to sell our molecular diagnostic tests;
•	our limited operating history as a molecular diagnostics company;
•	our dependence on a concentrated selection of payors for our molecular diagnostic tests;
•	the demand for our molecular diagnostic tests from physicians and patients;
•	our reliance on our internal sales forces for business expansion;
•	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;
•	our ability to scale our operations, testing capacity and processing technology;
•	our ability to restructure, defer or convert into equity certain of our debt obligations and liabilities;
•	product liability claims against us;
•	our involvement in current and future litigation against us;
•	the effect current and future laws, licensing requirements and regulation have on our business especially the changing FDA environment as it relates to molecular diagnostics;
•	our exposure to environmental liabilities as a result of our business;
•	the susceptibility of our information systems to security breaches, loss of data and other disruptions;
•	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;
•	our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•	competition in the segment of the molecular diagnostics industry in which we operate or expect to operate;
•	our ability to obtain additional funds in order to implement our business models and strategies;
•	the results of any future impairment testing for other intangible assets;
•	our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such items on our revenues, profitability and ongoing business;
•	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;
•	our ability to remain listed on NASDAQ despite our having received a notice of non-compliance;
•	the effect our largest stockholders may have on us;
•	our ability to meet the legacy obligations of our CSO business, previously sold;
•	failure of third-party service providers to perform their obligations to us; and
•	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings.

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

OVERVIEW

We are focused on developing and commercializing molecular diagnostic tests principally focused on early detection of high potential progressors to cancer and leveraging the latest technology and personalized medicine for patient diagnosis and management. We currently have three commercialized molecular tests: PancraGen®, a pancreatic cyst molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy, and ThyraMIR®, which assesses thyroid nodules risk of malignancy utilizing a proprietary gene expression assay. We also have on the market in a limited manner, an assay utilizing our PathFinder platform, for Barrett's Esophagus, an esophageal cancer risk classifier. Additonally, we have in development an assay for biliary cancer.

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

With the completion of the CSO transaction and wind down of related activities through June 2016, we are now concentrating our efforts principally on our molecular diagnostics business by offering solutions for determining the presence of certain cancers to clinicians and their patients as well as providing prognostic pre-cancerous information, which we believe to be an expanding market opportunity. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and avoiding too frequent monitoring. We are keenly focused on growing our test volumes, securing reimbursement, and driving revenue for our three commercialized innovative tests as well as expanding our business by developing and promoting synergistic products in our market.

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

In August 2016, we announced that the New York State Department of Health has reviewed and approved ThyraMir, the Company's micro RNA gene-expression based test, for marketing in New York State.  New York State accounts for approximately 5% of the 600,000 Thyroid FNA biopsies performed in the U.S. annually according to Thyroid Disease Manager. New York was the final State for which we had been awaiting approval.

INTERPACE DIAGNOSTICS GROUP, INC.

We have been successfully expanding the reimbursement of our products in 2016:

•

In April 2016, we announced reimbursement approval by a major national managed care organization to cover ThyraMIR™, the first micro RNA classifier made available for improving the diagnosis of indeterminate thyroid nodules. This approval brings the total number of covered lives in the United States for ThyraMIR to more than 130 million. Coverage by this national plan was previously approved for ThyGenX®, our Next Gen oncogene panel used to assist physicians in distinguishing between benign and malignant thyroid nodules.

•

In April 2016, we also announced that we received coverage for all of our products by Galaxy Health Network, a national managed care provider with over 3.5 million covered lives. Galaxy Health Network's Preferred Provider Organization includes a network of over 400,000 contracted physicians, 2,700 hospitals and 47,000 ancillary providers.

•

In April 2016, we announced new coding by Novitas Solutions for PancraGen®. Novitas Solutions has assigned a new molecular CPT code (Current Procedural Terminology) to its PancraGen® test for pancreatic cysts.  Prior to this coding change the test was covered under a miscellaneous chemistry code, which is used for billing a wide range of tests across the laboratory industry and does not effectively differentiate between technologies that have significantly different features and offer unique benefits to patients with specific diseases.

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

On January 7, 2016, we were notified by NASDAQ that we were no longer in compliance with the minimum bid price requirements of the stock exchange and that we have until July 5, 2016 to regain compliance with this requirement or face delisting. On July 6, 2016, we were notified by NASDAQ that we were eligible for an additional 180 day period, or until January 3, 2017, to regain compliance. On August 3, 2016, our stockholders voted to allow, but not require, our Board to effect a reverse stock split of the outstanding shares of common stock at any time before January 1, 2017 by a ratio of not less than one-for-five and not more than one-for-thirty, with the specific ratio to be fixed within this range by the Board in its sole discretion. The reverse split must be executed no later than ten business days prior to January 3, 2017 unless the Company’s closing bid price was at least $1.00 for a minimum of 10 business days prior to that time. This will allow us to meet the minimum listing requirements of NASDAQ and avoid delisting.

DESCRIPTION OF REPORTING SEGMENTS

We currently operate under one operating segment, which is our molecular diagnostic business. Until December 22, 2015 prior to the CSO sale, we operated under two reporting segments: Commercial Services (CSO) and Interpace Diagnostics. The Commercial Services business in the periods ended June 30, 2016 is reported as discontinued operations and has been reclassified to discontinued operations in the periods ended June 30, 2015 to conform to the current period presentation.

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

INTERPACE DIAGNOSTICS GROUP, INC.

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

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data. The trends illustrated in this table may not be indicative of future results.

Condensed Consolidated Results of Continuing Operations for the Quarter Ended June 30, 2016 Compared to the Quarter Ended June 30, 2015 (in thousands)

	Three Months Ended
	June 30,
	2016	2016	2015	2015

Revenue, net	$3,612	100.0%	$2,253	100.0%
Cost of revenue	1,842	51.0%	1,851	82.2%
Gross profit	1,770	49.0%	402	17.8%
Operating expenses:
Sales and marketing	1,322	36.6%	3,285	145.8%
Research and development	357	9.9%	414	18.4%
General and administrative	2,015	55.8%	3,430	152.2%
Acquisition related amortization expense	970	26.9%	986	43.8%
Total operating expenses	4,664	129.1%	8,115	360.2%

Operating loss	(2,894)	-80.1%	(7,713)	-342.3%
Interest expense	(858)	-23.8%	(884)	-39.2%
Other income (expense), net	3	0.1%	(69)	-3.1%
Loss from continuing operations before tax	(3,749)	-103.8%	(8,666)	-384.6%
Provision (benefit) for income tax	(236)	-6.5%	(177)	-7.9%
Loss from continuing operations	(3,513)	-97.3%	(8,489)	-376.8%
(Loss) income from discontinued operations, net of tax	1,179	32.6%	1,511	67.1%
Net loss	$(2,334)	-64.6%	$(6,978)	-309.7%

INTERPACE DIAGNOSTICS GROUP, INC.

Revenue, net

Consolidated revenue for the three months ended June 30, 2016 increased by $1.4 million, or 60.3%, to $3.6 million, compared to $2.3 million for the three months ended June 30, 2015. This increase was principally attributable to increased test and collection volume, and an increase in amounts collected based upon Medicare coverage received for ThyraMIR® tests.

Cost of revenue

Consolidated cost of revenue for the three months ended June 30, 2016 decreased slightly by 0.5%, to $1.8 million, compared to $1.9 million for the three months ended June 30, 2015. This decrease was attributable to lower lab supplies expense as a percentage of revenue as part of a broad-based program to maximize efficiencies and cut costs.

Gross profit

Consolidated gross profit for the three months ended June 30, 2016 increased $1.4 million, or 340.3%, to $1.8 million, compared to $0.4 million for the three months ended June 30, 2015. This increase was related to the favorable impact of the increase in revenue along with the lower cost as a percentage of revenue described above.

Sales and marketing expense

Sales and marketing expense was $1.3 million for the three months ended June 30, 2016 and as a percentage of revenue was 36.6%. For the three months ended June 30, 2015 the expense was $3.3 million and 145.8% as a percentage of revenue. The decrease in sales and marketing expense principally reflects a reduction in sales personnel and the consolidation of marketing activities under a broad-based program to maximize efficiencies and cut costs and the percentage is a function of the growth in revenues.

Research and development

Research and development expense was $0.4 million for the three months ended June 30, 2016 and as a percentage of revenue was 9.9%. For the three months ended June 30, 2015 the expense was also $0.4 million. Effort to maximize efficiencies and cut costs while continuing to invest in our business at the appropriate levels.

General and administrative

General and administrative expense for the three months ended June 30, 2016 was $2.0 million as compared to $3.4 million for the three months ended June 30, 2015. This decrease was primarily attributable to downsizing of systems, infrastructure and personnel related to operating a smaller molecular diagnostics business under a broad-based program to maximize efficiencies and cut costs.

Acquisition related amortization expense

During the three months ended June 30, 2016 and June 30, 2015, we recorded amortization expense of approximately $1.0 million in both periods. This relates to the amortization for RedPath and Asuragen acquired intangible assets.

INTERPACE DIAGNOSTICS GROUP, INC.

Operating loss

There were operating losses from continuing operations of $2.9 million and $7.7 million during the three months ended June 30, 2016 and 2015, respectively.  The decrease in operating loss for the three months ended June 30, 2016 was primarily attributable to the increase in revenue and margins in addition to the cost savings initiated under our broad-based program to maximize efficiencies and cut costs.

Provision for income taxes

We had an income tax benefit of approximately $0.2 million for the three months ended June 30, 2016. We had an income tax benefit of approximately $0.2 million for the three months ended June 30, 2015. Income tax benefit for the three months ended June 30, 2016 was primarily due to the reclassification of CSO as discontinued operations and the tax adjustments associated with that reclass. The income tax benefit for the three months ended June 30, 2015 was primarily due to our operating loss.

Income (loss) from discontinued operations, net of tax

We had income from discontinued operations of $1.2 million for the three months ended June 30, 2016 and income from discontinued operations of $1.5 million for three months ended June 30, 2015. The income from discontinued operations for the quarter ended June 30, 2016 was primarily related to the gain on sale of $1.3 million related to the final working capital adjustment regarding the sale of CSO in December of 2015. The income from discontinued operations for the quarter ended June 30, 2015 was related to normal CSO operations during that period.

Condensed Consolidated Results of Continuing Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015 (in thousands)

	Six Months Ended
	June 30,
	2016	2016	2015	2015

Revenue, net	$6,647	100.0%	$4,370	100.0%
Cost of revenue	3,020	45.4%	3,425	78.4%
Gross profit	3,627	54.6%	945	21.6%
Operating expenses:
Sales and marketing	2,904	43.7%	5,511	126.1%
Research and development	680	10.2%	646	14.8%
General and administrative	4,797	72.2%	6,411	146.7%
Acquisition related amortization expense	1,939	29.2%	1,839	42.1%
Total operating expenses	10,320	155.3%	14,407	329.7%

Operating loss	(6,693)	-100.7%	(13,462)	-308.1%
Interest expense	(1,062)	-16.0%	(1,732)	-39.6%
Other income (expense), net	10	0.2%	(155)	-3.5%
Loss from continuing operations before tax	(7,745)	-116.5%	(15,349)	-351.2%
Provision (benefit) for income tax	(227)	-3.4%	(250)	-5.7%
Loss from continuing operations	(7,518)	-113.1%	(15,099)	-345.5%
(Loss) income from discontinued operations, net of tax	398	6.0%	4,253	97.3%
Net loss	$(7,120)	-107.1%	$(10,846)	-248.2%

Revenue, net

Consolidated revenue for the six months ended June 30, 2016 increased by $2.3 million, or 52.1%, to $6.6 million, compared to $4.4 million for the six months ended June 30, 2015. This increase was principally attributable to increased test and collection volume of ThyGenX® and ThyraMIR®, and an increase in amounts collected based upon Medicare coverage received for ThyraMIR® tests.

INTERPACE DIAGNOSTICS GROUP, INC.

Cost of revenue

Consolidated cost of revenue for the six months ended June 30, 2016 decreased $0.4 million in spite of the increase in revenue, by 11.8%, to $3.0 million, compared to $3.4 million for the six months ended June 30, 2015. This decrease was attributable to lower lab supplies expense and improved efficiencies as part of a broad-based program to maximize efficiencies and cut costs.

Gross profit

Consolidated gross profit for the six months ended June 30, 2016 increased $2.7 million, or 283.8%, to $3.6 million, compared to $0.9 million for the six months ended June 30, 2015. This increase was related to the favorable impact of the increase revenue along with the lower cost of a percentage of revenue described above.

Sales and marketing expense

Sales and marketing expense was $2.9 million for the six months ended June 30, 2016 and as a percentage of revenue was 43.7%. For the six months ended June 30, 2015 the expense was $5.5 million and 126.1% as a percentage of revenue. The decrease in sales and marketing expense principally reflects a reduction in sales personnel and the consolidation of marketing activities under a broad-based program to maximize efficiencies and cut costs.

Research and development

Research and development expense was $0.7 million for the six months ended June 30, 2016 and as a percentage of revenue was 10.2%. For the six months ended June 30, 2015 the expense was $0.6 million and as a percentage of revenue was 14.8%.

General and administrative

General and administrative expense for the six months ended June 30, 2016 was $4.8 million as compared to $6.4 million for the six months ended June 30, 2015. This decrease was primarily attributable to downsizing of systems, infrastructure and personnel related to operating a smaller molecular diagnostics business under a broad-based program to maximize efficiencies and cut costs.

Acquisition related amortization expense

During the six months ended June 30, 2016 and June 30, 2015, we recorded amortization expense of approximately $1.9 million and $1.8 million, respectively. This relates to the amortization for RedPath and Asuragen acquired intangible assets.

Operating loss

There were operating losses from continuing operations of $6.7 million and $13.5 million during the six months ended June 30, 2016 and 2015, respectively.  The decrease in operating loss for the six months ended June 30, 2016 was primarily attributable to the increase in revenue and margins in addition to the cost savings initiated under our broad-based program to maximize efficiencies and cut costs.

INTERPACE DIAGNOSTICS GROUP, INC.

Provision for income taxes

We had an income tax benefit of approximately $0.2 million for the six months ended June 30, 2016. We had an income tax benefit of approximately $0.3 million for the six months ended June 30, 2015. Income tax benefit for the six months ended June 30, 2016 was primarily due to the reclassification of CSO as discontinued operations and the tax adjustments associated with that reclass. The income tax benefit for the six months ended June 30, 2015 was primarily due to our operating loss.

Income (loss) from discontinued operations, net of tax

We had income from discontinued operations of $0.4 million for the six months ended June 30, 2016 as compared to income from discontinued operations of $4.3 million for the six months ended June 30, 2015. The income from discontinued operations for the six months ended June 30, 2016 was primarily related to the gain on sale of $1.3 million related to the final working capital adjustment regarding the sale of the CSO business in December of 2015, partially offset by expenses relating to the winding down of CSO. The income from discontinued operations for the six months ended June 30, 2015 was related to normal CSO operations during that period.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2016, we incurred a net loss of $7.1 million and cash used in operating activities was $5.3 million.  We did not raise any capital or incur any additional debt during the first six months of 2016. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to ramping up our commercial operations, further developing our products and product candidates, right sizing and reorganizing our administrative organization and winding down activities and managing obligations related to our discontinued operations. The accompanying condensed, consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2016, we had cash and cash equivalents of $3.0 million, net accounts receivable of $3.0 million, current assets of $9.6 million and current liabilities of $19.2 million.

As a result of the sale of substantially all of our CSO business in December 2015, which generated net cash proceeds of $26.8 million (of which $21.6 million was used to repay long-term debt and fees), we focused our resources and strategic initiatives on the molecular diagnostics business. As with many companies in a similar stage, sufficient capital is required before achieving profitability. Accordingly, we will require additional capital in 2016 and beyond and, in order to obtain such capital and fund our operations, we may be required to restructure all or a portion of our obligations related to the sale of our CSO business. There is, however, no guarantee that additional capital will or can be raised or that adequate restructuring will be accomplished that are sufficient to fund our operations in 2016 and beyond or that the terms of such additional capital, if available, will be acceptable to us. Accordingly, we are exploring various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances and alternatives, business development and other sources. Additionally, we intend to help meet our capital needs by driving revenue growth of our commercial molecular diagnostic tests, closely managing cash and further streamlining operations. If, however, we are unsuccessful in obtaining capital and executing our plan for the business to continue operations, when needed, including the restructuring of its debt and other liabilities, then we may be forced to seek protection under the U.S. Bankruptcy Code, or be forced into liquidation or substantially alter or restructure our business operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

During the first six months of 2016, we commenced negotiations with certain of our creditors and former sales representatives and executives to restructure our current and long-term obligations incurred prior to the sale of the majority of our CSO business in December 2015. The proposed restructuring by us includes reducing or extending the term of certain of our obligations, and/or converting a portion to equity. We believe that this proposed restructuring, if achieved, will not only improve our liquidity, but also provide the flexibility for future funding. No assurance can be given that the negotiations to restructure our Company’s debt and obligations will be successful. The success of such negotiations is also likely dependent on our success in seeking financing.

INTERPACE DIAGNOSTICS GROUP, INC.

At June 30, 2016, we had the following debt obligations which we plan to include in the proposed debt restructuring:

1.	Restructuring future payments and conditions related to the $10.7 million note payable to the former RedPath shareholders.
2.	Restructuring severance obligations to former executives ($3.2 million, including taxes).
3.

Restructuring obligations due to former sales representatives under the CSO incentive plan (up to $1 million including taxes). To date, 310 former sales representatives have accepted the Company’s offer to pay out approximately $0.6 million in equal installments over eight months.

There is no guarantee that we will be successful in restructuring our outstanding debt.

A summary of our significant contractual obligations over the next 12 months are as follows:

	Total	0 to 3 months	3 to 6 months	6 to 12 months
Note due Redpath Equityholders	$4,001	$-	$1,334	$2,667
Severance obligations	3,267	3,267	-	-
DOJ settlement	750	85	85	580
Deferred Bonus - ERT salesforce	922	230	346	346
Total obligations	$8,940	$3,582	$1,765	$3,593

During the six months ended June 30, 2016, net cash used in operating activities was $5.3 million, of which $4.4 million was used in continuing operations and $0.9 million was used in discontinued operations.  The main component of cash used in operating activities during the six months ended June 30, 2016 was our loss from continuing operations of $7.5 million. During the six months ended June 30, 2015, net cash used in operating activities was $8.1 million, of which $14.9 million was used in continuing operations and $6.8 million was provided by discontinued operations. The main component of cash used in operating activities during the six months ended June 30, 2015 was our loss from continuing operations of $15.1 million.

For the six months ended June 30, 2016, there was no net cash from investing activities. For the six months ended June 30, 2015, net cash used in investing activities was $0.5 million and consisted of purchases of property plant and equipment.

For the six months ended June 30, 2016, there was no net cash used in financing. For the six months ended June 30, 2015, the net cash used by financing activities of $.03 million related to the repurchase of restricted stock shares.

As of June 30, 2016, we had total assets and total liabilities of $53.5 million and $47.5 million, respectively, and current assets and current liabilities of $9.6 million and $19.2 million, respectively.

We had standby letters of credit of approximately $0.5 million and $1.4 million at June 30, 2016 and 2015, respectively, as collateral for our existing insurance policies and our facility leases. Our standby letters of credit automatically renew every year unless canceled in writing by us with consent of the beneficiary, generally not less than 60 days before the expiry date.

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

None.

INTERPACE DIAGNOSTICS GROUP, INC.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives including that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on our evaluation we identified a material weakness in our controls over the accounting for contingent consideration and the related accretion of interest expense. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at a level that provides reasonable assurance as of the last day of the period covered in this report. Specifically, we did not have adequate controls in place to properly identify and account for contingent consideration and related interest costs associated with seller financing related primarily to our purchase of the assets of RedPath whereby such analysis has historically been updated at year-end with the assistance of third party valuation experts. However, if material, such analysis is required to be updated quarterly. The financial impact of this material weakness resulted in an increase in the fair value of the contingent consideration of approximately $0.4 million during the period ended June 30, 2016, resulting from the accretion of interest over time and amounting to $0.7 million, partially offset by the Company making payments of $0.3 million in the second quarter of 2016.

Management believes that the material weakness noted is due in part to the small size of the staff resulting from staff downsizing and cost containment.  As part of our remediation plan, we will take steps to improve our financial reporting and implement new policies, procedures and controls in addition to seeking external assistance with complex accounting matters when necessary.

Changes in internal controls

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INTERPACE DIAGNOSTICS GROUP, INC.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

“Item 3- Legal Proceedings” of our most recent Annual Report on Form 1-K filed on March 30, 2016, as amended on April 29, 2016 and June 14, 2016, includes a discussion of our legal proceedings as does Note 6 to the accompanying condensed consolidated financial statements. During the six months ended June 30, 2016, there have been no material changes from the proceedings discussed in our Form 10-K except as follows:

Prolias Technologies, Inc. v. PDI, Inc.

On February 24, 2016, Prolias filed a motion before the New Jersey Appellate Division for leave to appeal on an interlocutory basis the order denying the motion to disqualify our counsel. We filed our opposition to the motion on March 7, 2016. While the motion for leave to appeal was pending, on March 29, 2016, counsel for Prolias filed for permission to withdraw as counsel, citing nonpayment of its bills.

On April 7, 2016, we conditionally opposed the motion to withdraw pending prompt appointment of new counsel for Prolias. On April 19, 2016, the Court denied the motion without prejudice. On April 27, 2016, Prolias’ counsel renewed its motion to withdraw. On May 12, 2016, while the motion to withdraw was pending, the Court entered an Order granting the motion for leave to appeal and then proceeded to affirm the Court’s order denying the motion to disqualify.

On May 27, 2016, the Court entered an Order granting Prolias’s counsel leave to withdraw as counsel for Prolias. In this same Order, the Court required Prolias to retain new counsel by June 27, 2016, and in the absence of the retention of new counsel, the Order enabled us to file an appropriate motion to dismiss Prolias’s Complaint.

On July 6, 2016, the Company filed a motion to dismiss Prolias’s complaint on the basis that Prolias had failed to retain new counsel to represent it. Prolias filed no opposition to the motion. The parties are now waiting on the Court’s ruling on the motion to dismiss.

We deny that we are liable to Prolias for any of the claims asserted in the Complaint and we intend to (a) vigorously defend ourselves against those claims and (b) pursue all claims asserted in the Counterclaim.

Swann v. Akorn, Inc., and Interpace Diagnostics Group, Inc.

On May 27, 2016, Michael J. Swann, one of our former employees, filed a complaint against us in the Court of Common Pleas of the Fifth Judicial Circuit in South Carolina in a matter entitled Michael J. Swann v. Akorn, Inc., and Interpace Diagnostic Group Inc. (Civil Action No. 2016-CP-40-03362). In the complaint, Mr. Swann alleges, among other things, that he was discriminated against and wrongfully terminated as a member of a sales force marketing pharmaceutical products of Akorn, Inc., because of an illness suffered by Mr. Swann. Mr. Swann alleges that he was discriminated against in violation of the Americans with Disabilities Act/Americans with Disabilities Act Amendments Act and the Family Medical Leave Act and seeks damages for back pay, reinstatement, front pay, compensatory and punitive damages in an amount not less than $300,000, attorney’s fees and costs. We deny that we are liable to Mr. Swann for any of the claims asserted and intend to vigorously defend ourselves against those claims.

Item 6.  Exhibits

Exhibit No.	Description

10.1*

Employment Separation Agreement between Interpace Diagnostics Group, Inc. and Nat Krishnamurti, effective as of June 22, 2016, is incorporated by reference to Exhibit 10.1 of Amendment No. 2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2016.

10.2*

Confidential Information, Non-Disclosure, Non-Solicitation, Non-Compete and Rights to Intellectual Property Agreement between Interpace Diagnostics Group, Inc. and Nat Krishnamurti, dated as of June 22, 2016, is incorporated by reference to Exhibit 10.2 of Amendment No. 2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Denotes compensatory plan, compensation arrangement or management contract.
+

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

Date:	August 15, 2016	Interpace Diagnostics Group, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nat Krishnamurti
Nat Krishnamurti
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)