Form 10-Q
period 2016-09-30
Interpace Diagnostics Group, Inc.
filed 2016-11-17
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________

Commission File Number: 000-24249

Interpace Diagnostics Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2919486
(State or other jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
organization)

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares Outstanding November 10, 2016
Common stock, $0.01 par value	18,162,671

INTERPACE DIAGNOSTICS GROUP, INC.

FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 2016

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,693	$8,310
Short-term investments	-	106
Accounts receivable, net	2,753	2,806
Other current assets	2,087	2,569
Current assets from discontinued operations	150	5,374
Total current assets	6,683	19,165
Property and equipment, net	1,060	1,460
Other intangible assets, net	37,220	43,492
Other long-term assets	1,001	3,255
Non-current assets from discontinued operations	-	340
Total assets	$45,964	$67,712

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,365	$1,560
Accrued salary and bonus	3,089	2,424
Other accrued expenses	6,905	5,961
Current portion of long-term debt, net of debt discount	3,756	1,164
Current liabilities from discontinued operations	4,755	12,264
Total current liabilities	19,870	23,373
Contingent consideration	17,691	17,890
Long-term debt, net of debt discount	5,267	7,233
Other long-term liabilities	4,615	6,178
Total liabilities	47,443	54,674

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 18,705,214 shares issued; 18,162,671 and 17,662,671 shares outstanding, respectively	187	187
Additional paid-in capital	125,842	132,522
Accumulated deficit	(125,865)	(111,252)
Accumulated other comprehensive income	-	13
Treasury stock, at cost (542,543 and 1,042,543 shares, respectively)	(1,643)	(8,432)
Total stockholders' (deficit) equity	(1,479)	13,038
Total liabilities and stockholders' (deficit) equity	$45,964	$67,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue, net	$3,316	$2,506	$9,963	$6,876
Cost of revenue (excluding amortization of $970 and $986 for the three months and $2,909 and $2,825 for the nine months, respectively)	1,846	1,799	4,866	5,224
Gross profit	1,470	707	5,097	1,652
Operating expenses:
Sales and marketing	1,282	2,876	4,186	8,387
Research and development	659	1,000	1,339	1,646
General and administrative	2,858	2,498	7,655	8,909
Acquisition related amortization expense	970	986	2,909	2,825
Asset impairment	3,363	-	3,363	-
Change in fair value of contingent consideration	(1,174)	-	(1,174)	-
Total operating expenses	7,958	7,360	18,278	21,767

Operating loss	(6,488)	(6,653)	(13,181)	(20,115)
Interest expense	(539)	(884)	(1,601)	(2,616)
Other income (expense), net	4	(112)	14	(268)
Loss from continuing operations before tax	(7,023)	(7,649)	(14,768)	(22,999)
Provision (benefit) for income taxes	173	(180)	(54)	(430)
Loss from continuing operations	(7,196)	(7,469)	(14,714)	(22,569)
(Loss) income from discontinued operations, net of tax	(297)	2,574	101	6,828
Net loss	$(7,493)	$(4,895)	$(14,613)	$(15,741)

Net Loss and Comprehensive Loss	$(7,493)	$(4,895)	$(14,613)	$(15,741)

Basic and diluted (loss) income per share of common stock:
From continuing operations	$(0.40)	$(0.48)	$(0.82)	$(1.48)
From discontinued operations	(0.02)	0.16	0.01	0.45
Net loss per basic and diluted share of common stock	$(0.41)	$(0.31)	$(0.81)	$(1.03)
Weighted average number of common shares and common share equivalents outstanding:
Basic	18,163	15,654	18,029	15,301
Diluted	18,163	15,654	18,029	15,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2016	2015

Cash Flows From Operating Activities
Net loss	$(14,613)	$(15,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,490	3,775
Realignment accrual accretion	29	104
Interest accretion	1,601	825
Provision for bad debt	482	202
Gain on sale of discontinued operations	-	(217)
Stock-based compensation	109	1,517
Asset impairment	3,363	-
Change in fair value of contingent consideration	(1,174)	-
Deferred taxes	-	(634)
Other (gains), losses and expenses, net	(4)	-
Other changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,639	(4,257)
Decrease in unbilled receivable	16	702
Decrease in other current assets	1,272	1,084
Decrease in other long-term assets	754	2,137
(Decrease) increase in accounts payable	(761)	200
(Decrease) increase in unearned contract revenue	(11)	396
(Decrease) increase in accrued salaries and bonus	(685)	2,155
Decrease in accrued liabilities	(4,561)	(7,318)
(Decrease) increase in long-term liabilities	(563)	1,534
Net cash used in operating activities	(6,617)	(13,536)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(583)
Net cash used in investing activities	-	(583)

Cash Flows From Financing Activities
Cash paid for repurchase of restricted shares	-	(37)
Net cash used in financing activities	-	(37)

Net increase (decrease) in cash and cash equivalents	(6,617)	(14,156)
Cash and cash equivalents – beginning	8,310	23,111
Cash and cash equivalents – ending	$1,693	$8,955
Cash paid for interest	$-	$2,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of Interpace Diagnostics Group, Inc. (the Company or Interpace), and its wholly-owned subsidiaries, Interpace Diagnostics Corporation and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (SEC) on March 30, 2016, as amended on April 29, 2016 and June 14, 2016.  The condensed interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The condensed interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Discontinued operations include the Company's wholly owned subsidiaries: Group DCA, LLC, or Group DCA; InServe Support Solutions (Pharmakon); and TVG, Inc. (TVG, dissolved December 31, 2014) and its Commercial Services (CSO) business unit. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	LIQUIDITY AND MANAGEMENT'S PLANS

For the nine months ended September 30, 2016, the Company incurred a net loss of $14.6 million and cash used in operating activities was $6.6 million.  The Company did not raise any capital or incur any funded debt during the first nine months of 2016, but it did enter into a Credit Agreement with SCM Specialty Finance Opportunities Fund, L.P. on September 28, 2016 as described further below, on which it has not yet drawn. The Company also anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to its commercial operations, developing products and product candidates, right sizing and reorganizing its administrative organization and winding down activities and managing obligations related to its discontinued operations.

The accompanying condensed, consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company had cash and cash equivalents of $1.7 million, net accounts receivable of $2.8 million, current assets of $6.7 million and current liabilities of $19.9 million.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

As a result of the sale of substantially all of its CSO business in December 2015, which generated net cash proceeds of $26.8 million (of which $21.6 million was used to repay long-term debt and fees), the Company focused its resources and strategic initiatives on its molecular diagnostics business. As with many companies in a similar stage, sufficient capital is required before achieving profitability. Accordingly, the Company may require additional capital in 2016 and will require additional capital in 2017 and beyond. In order to obtain such capital and fund its operations, the Company may be required to restructure all or a portion of its obligations related to the sale of its CSO business as well as obligations owed to the former equity holders of RedPath Integrated Pathology, Inc.(“RedPath”) arising out of the Company’s acquisition of RedPath. The first payment of secured debt to RedPath Equityholder Representative, LLC (the “RedPath Equityholder Representative”), as representative of the former equity holders of RedPath, has been extended several times from its original due date of October 1, 2016 and is now due December 31, 2016 unless further extended. There is no guarantee that additional capital will or can be raised or that adequate restructuring will be accomplished that are sufficient to fund the Company's operations for the rest of 2016 and beyond or that the terms of such additional capital, if available, will be acceptable to the Company. Accordingly, the Company continues to explore sales of assets and various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances and alternatives, business development, and other alternatives. Additionally, the Company continues to focus on increasing sales of its commercial molecular diagnostic tests, closely managing cash and further streamlining operations. If, however, the Company is unsuccessful in obtaining capital and executing its plans for the business to continue operations, when needed, including the restructuring of its debt and other liabilities, then it may be forced to sell off assets, seek protection under the U.S. Bankruptcy Code, or be forced into liquidation or substantially alter or restructure its business operations. In the event of a default on its secured note, the RedPath Equityholder Representative could foreclose on the Company’s assets, force the Company into bankruptcy or pursue other remedies. In such events, stockholders may not be able to recoup their investment. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

During the first nine months of 2016, the Company commenced negotiations with certain of its creditors and former sales representatives and executives to restructure its current and long-term obligations related to the sale of the majority of its CSO business in December 2015. The proposed restructuring by the Company includes reducing or extending the term of certain of its obligations, converting a portion to equity and/or forgiving portions thereof. However, any such restructuring may be dependent on the Company raising additional capital. The Company believes that this proposed restructuring, if achieved, will not only improve its liquidity but also provide the flexibility for future funding. No assurance, however, can be given that the negotiations to restructure the Company’s debt and obligations will be successful.

At September 30, 2016, the Company had the following debt obligations that it has been seeking to restructure:

1.	Future payments and conditions related to the $10.7 million secured note payable to the former equity holders of RedPath.

2.	Severance obligations to former executives ($3.1 million, including taxes).

3.

Obligations due to former sales representatives under the CSO incentive plan (up to $1 million including taxes). To date, 343 former sales representatives have accepted the Company’s offer to pay out approximately $0.6 million in equal installments over eight months. For the period ended September 30, 2016 approximately $0.1 million was paid out under this plan.

4.

Various liabilities including trade payables, other employee severance in accrued expenses and certain liabilities from Discontinued Operations which are in the process of being renegotiated or restructured.

There is, however, no guarantee that the Company will be successful in restructuring its outstanding debt.

A summary of the Company’s most significant contractual obligations over the next 12 months are as follows:

	Total	0 to 3 months	3 to 6 months	6 to 12 months
Note due Redpath Equityholders	$4,001	$1,334	$-	$2,667
Severance obligations	3,137	3,137	-	-
DOJ settlement	665	85	85	495
Deferred Bonus - ERT salesforce	800	185	308	307
Total obligations	$8,603	$4,741	$393	$3,469

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

On September 28, 2016 (the “Closing Date”), the Company and its wholly-owned direct and indirect subsidiaries, Interpace Diagnostics, LLC (“Interpace LLC”) and Interpace Diagnostics Corporation (“IDC” and together with Interpace LLC, its “Subsidiaries”), entered into a Credit Agreement (the “Credit Agreement”) with SCM Specialty Finance Opportunities Fund, L.P. (the “Lender”). Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide a revolving loan (the “Loan”) to the Company in the maximum principal amount of $1.2 million (“Facility Cap”). Also on the Closing Date, the Company and its Subsidiaries acknowledged and agreed to an Intercreditor Agreement (the “Intercreditor Agreement”) by and between the Lender and the RedPath Equityholder Representative pursuant to which the Lender has a first lien security interest on all of the accounts receivable (and related intangibles) of the Company and its Subsidiaries and the RedPath Equityholder Representative has a second lien security interest, subordinated to the Lender, on all the accounts receivables (and related intangibles) of the Company and its Subsidiaries. In addition, pursuant to the Intercreditor Agreement, the RedPath Equityholder Representative has a first lien security interest on all other assets of the Company and its Subsidiaries and the Lender has no lien with respect to such other assets. The maturity date of the Loan is September 28, 2018. The Loan bears interest at an annual rate equal to the Prime Rate (as defined in the Credit Agreement) plus 2.75%, payable in cash monthly in arrears. The interest rate will be increased by 5.0% in the event of a default under the Credit Agreement. Events of default under the Credit Agreement, some of which are subject to certain cure periods, include a failure to pay or perform obligations when due, the making of a material misrepresentation to the Lender, the rendering of certain judgments or decrees against the Company and its Subsidiaries and the initiation, voluntarily or involuntarily, of a bankruptcy or similar proceeding against the Company or its Subsidiaries.

The Company agreed to pay certain out-of-pocket costs and expenses incurred by the Lender in connection with the Credit Agreement and related documents, the administration of the Loan and related documents and the enforcement or protection of the Lender’s rights. The Lender is also entitled to: (a) a $12,000 origination fee; (b) a monthly unused line fee equal to the amount which is one-twelfth of one percent (0.083%) of the difference between (i) the outstanding balance of the Loan during the preceding month, and (ii) the Facility Cap on the date of determination; (c) a monthly collateral management fee equal to one-sixth of one percent (0.1666%) of the average daily balance under the Credit Agreement outstanding during the preceding month; and (d) a termination fee equal to (i) two percent (2%) of the Facility Cap if the Credit Agreement is terminated before the first anniversary of the Closing Date (the “First Anniversary”), or (ii) one percent (1%) of the Facility Cap if the Credit Agreement is terminated after the First Anniversary. The Company must also pay certain fees in the event that (a) the amount outstanding under the Credit Agreement exceeds the availability under the Credit Agreement’s borrowing base, and (b) receivables are not properly deposited in the appropriate lockbox account.

The Credit Agreement contains customary representations and warranties in favor of the Lender and certain covenants, including, among other things, financial covenants relating to loan turnover rates, liquidity and revenue targets.

As of November 17, 2016, the Company had not borrowed any funds under the Credit Agreement.

On September 30, 2016, the Company, Interpace LLC, and the RedPath Equityholder Representative entered into an amendment to the $10.7 million interest free secured note payable to the former equity holders of RedPath to extend by one month, until November 1, 2016, subject to the terms of the amendment, the due date for the first quarterly payment of principal under the note. Effective October 31, 2016 the Company, Interpace LLC, and the RedPath Equityholder Representative entered into a fourth amendment to the note to extend until November 20, 2016, subject to the terms of the amendment, the due date for the first quarterly payment of principal. On November 16, 2016 the Company, Interpace LLC, and the RedPath Equityholder Representative entered into a fifth amendment to the note to extend until December 31, 2016, subject to the terms of the amendment, the due date for the first quarterly payment of principal under the note. In addition, the fifth amendment also amends the note to add as an event of default the failure of the Company to maintain a minimum net cash balance from operations of no less than $400,000, excluding proceeds from borrowed money, at the end of every week. The fifth amendment also contains a reporting requirement for the Company to provide to the RedPath Equityholder Representative, on a weekly basis, a 13-week cash flow forecast commencing November 22, 2016.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Under the note, the Company is required to make eight installment payments of principal, with each payment equal to $1,333,750, together with accrued and unpaid interest, if any. The first quarterly payment of principal under the note originally was due on October 1, 2016 and the first payment is now due on December 31, 2016. Subsequent payments are to be made on the first day of each fiscal quarter, beginning on April 1, 2017.

The Company currently has no means to make the first quarterly payment of principal due on December 31, 2016, and if the due date for the first quarterly payment of principal is not extended by the RedPath Equityholder Representative or other equity or debt capital is not raised, the RedPath Equityholder Representative could foreclose on the Company’s assets, force the Company into bankruptcy or pursue other remedies. Accordingly, the Company continues to explore sales of assets and various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances and alternatives, business development, and other alternatives.

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

Reclassifications

The CSO business in the three- and nine-month periods ended September 30, 2015 has been reclassified to discontinued operations to conform to the current period presentation.

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

The Company provides services to commercial insurance carriers or governmental programs that do not have a contract in place for its proprietary tests which may or may not be covered by these entities existing reimbursement policies. In addition, the Company does not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests in the event that their commercial insurance carrier or governmental program does not pay the Company for its services. In the absence of an agreement with the patient, or other clearly enforceable legal right to demand payment from commercial insurance carriers or governmental agencies, no accounts receivable is recognized. The Company does not record an Allowance for Doubtful Accounts for the commercial insurance or governmental programs since the revenue is recorded mainly on a cash basis. There was approximately a $1.3 million allowance for doubtful accounts as of September 30, 2016.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Other Current Assets

Other current assets consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Indemnification assets	$1,375	$875
Letters of credit	-	360
Other receivables	666	1,048
Other	46	286
	$2,087	$2,569

Other Intangible Assets, including Finite-Lived Intangible Assets

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

The Company reviews the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the market price and physical condition of the assets at measurement date.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

During the quarter ended September 30, 2016 the Company recorded an asset impairment charge of approximately $3.4 million, resulting from a decline in market value of Pancreas and Biobank assets associated with the acquisition of certain assets from Asuragen.

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

Basic and Diluted Net Loss per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted loss per share for the three- and nine-month-periods ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic weighted average number of of common shares	18,163	15,654	18,029	15,301
Potential dilutive effect of stock-based awards	-	-	-	-
Diluted weighted average number of common shares	18,163	15,654	18,029	15,301

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods because they would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options	-	-	-	-
Stock-settled stock appreciation rights (SARs)	1,027	1,028	1,027	1,028
Restricted stock and restricted stock units (RSUs)	1,151	1,745	1,151	1,745
Performance contingent SARs	-	188	-	188
	2,178	2,961	2,178	2,961

4.	OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets as of September 30, 2016 is as follows:

		As of September 30, 2016	As of December 31, 2015
	Life	Carrying	Carrying
	(Years)	Amount	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
Pancreas	-	-	2,882
Biobank	-	-	1,575
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett's test	9	18,351	18,351
Total		$43,011	$47,468
Diagnostic lab:
CLIA Lab	2.3	$609	$609

Accumulated Amortization		$(6,400)	$(4,585)

Net Carrying Value		$37,220	$43,492

Amortization expense was approximately $1.0 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $2.9 million and $2.8 million for the nine-month periods ended September 30, 2016 and 2015, respectively. Amortization of our diagnostic assets begins upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

2016	2017	2018	2019	2020
$3,771	$4,272	$5,292	$5,292	$5,292

During the quarter ended September 30, 2016 the Company recorded an asset impairment charge of approximately $3.4 million resulting from a decline in the market value of Pancreas and Biobank assets associated with the acquisition of certain assets from Asuragen.

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

	As of September 30, 2016		Fair Value Measurements
	Carrying	Fair	As of September 30, 2016
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$1,693	$1,693	$1,693	$-	$-
Money market funds	-	-	-	-	-
	$1,693	$1,693	$1,693	$-	$-
Marketable securities:
U.S. Treasury securities	$-	$-	$-	$-	$-
Liabilities:
Contingent consideration:
Asuragen	$3,247	$3,247	$-	$-	$3,247
RedPath	14,653	14,653	-	-	14,653
	$17,900	$17,900	$-	$-	$17,900

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

	As of December 31, 2015		Fair Value Measurements
	Carrying	Fair	As of December 31, 2015
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$7,534	$7,534	$7,534	$-	$-
Money market funds	776	776	776	-	-
	$8,310	$8,310	$8,310	$-	$-
Marketable securities:
Money market funds	$48	$48	$48	$-	$-
Mutual funds	58	58	58	-	-
U.S. Treasury securities	1,115	1,115	1,115	-	-
Government agency securities	131	131	131	-	-
	$1,352	$1,352	$1,352	$-	$-
Liabilities:
Contingent consideration:
Asuragen	$4,628	$4,628	$-	$-	$4,628
RedPath	13,921	13,921	-	-	13,921
	$18,549	$18,549	$-	$-	$18,549

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of September 30, 2016, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

In connection with the acquisition of certain assets from Asuragen and the acquisition of RedPath, the Company recorded contingent consideration related to contingent payments and other revenue based payments. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  A rollforward of the carrying value of the contingent consideration from continuing operations from January 1, 2016 to September 30, 2016 is as follows:

	2016
				Adjustments
	January 1,	Payments	Accretion	to Fair Value	September 30,
Asuragen	$4,628	$(450)	$243	$(1,174)	$3,247
Redpath	13,921	-	732	-	14,653
	$18,549	$(450)	$975	$(1,174)	$17,900

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

Letters of Credit

As of September 30, 2016, the Company had $0.3 million in letters of credit outstanding as required by its existing facility leases. These letters of credit are collateralized by certain investments. In October 2016, the letters of credit were not renewed and the balance was distributed to our landlords who now hold the funds as security deposits on the Company’s facility leases.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Contingency

In connection with the acquisition of RedPath on October 31, 2014, the Company and its wholly-owned subsidiary, Interpace LLC, entered into a Contingent Consideration Agreement with the RedPath Equityholder Representative. Pursuant to the Contingent Consideration Agreement, the Company agreed to issue to the equityholders of RedPath 500,000 shares of the Company’s common stock, par value $0.01 (Common Stock), upon acceptance for publication of a specified article related to PathFinderTG® for the management of Barrett’s esophagus. The pending issuance of Common Stock was recorded as Additional paid-in capital in the Company's consolidated balance sheet as of December 31, 2014. On April 13, 2015, this milestone was reached upon acceptance for publication of new data supporting the use of BarreGen™ for predicting risk of progression from Barrett’s esophagus to esophageal cancer. On June 16, 2015, the 500,000 shares were issued from Treasury stock decreasing the balance in treasury stock by approximately $6.1 million, with a corresponding decrease in Additional paid-in capital of $6.1 million. In March 2016, 500,000 additional shares of Common Stock were issued from Treasury stock, as a result of the acceleration of the Common Stock Milestone, as defined in the Contingent Consideration Agreement, resulting from the change of control in connection with the sale of its CSO business in December 2015, decreasing the balance in treasury stock by approximately $6.8 million, with a corresponding decrease in Additional paid-in capital of $6.8 million.

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

The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of September 30, 2016, the Company's accrual for litigation and threatened litigation was not material to the consolidated financial statements.

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Payments are due March 31st following the calendar year that the revenue milestones are achieved. The Company has been indemnified by the former owners of RedPath for $2.5 million of the obligation and has recorded an indemnification asset of that amount within other non-current assets. In May 2016 the Company renegotiated payment terms with the DOJ related to a $250,000 payment associated with performance in fiscal 2014 that resulted in an agreement that the Company pay $85,000 on July 31, 2016, $85,000 on October 31, 2016 and $80,000 on February 28, 2017. Accordingly, $170,000 was paid to the DOJ in 2016. During the nine months ended September 30, 2016, the Company has $1.7 million recorded as its best estimate of the amount that remains to be paid under the Settlement Agreement based on its estimate of future revenues, of which $0.7 million is included in other accrued expenses and $1.0 million is included in other long-term liabilities.

Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc.(“Prolias”) filed a complaint (the “Complaint”) against the Company with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-899-15).  In the Complaint, Prolias alleges that it and the Company entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto (collectively, the “Agreement”) whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as "Thymira."  Thymira is a minimally invasive diagnostic test that is being developed to detect thyroid cancer.

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

On June 3, 2015, the Company filed an Answer and Counterclaim in response to the Complaint. In the Answer, the Company denied that it had any liability to Prolias for the claims raised in the Complaint. In the Counterclaim, the Company sought (a) to recover from Polias the principal amount of $500,000 plus interest that was due and owing under a March 18, 2014 promissory note that Prolias delivered to the Company and (b) to compel Prolias to execute and deliver a $1 million promissory note to memorialize Prolias’s repayment obligations of money the Company advanced under the Agreement.

The parties exchanged documents in the fourth quarter of 2015. On December 18, 2015, Prolias moved for temporary restraints as to an asset sale of the Company. The Court denied the temporary restraints on December 21, 2015 and, when Prolias pursued the restraints in the form of a preliminary injunction motion, the Court denied that as well on February 4, 2016. Prolias’s separate motion to disqualify the Company’s counsel was also denied by the Court on

February 4, 2016. On February 24, 2016, Prolias moved for leave to appeal the interlocutory order denying the disqualification of Company’s counsel. On May 11, 2016, the Appellate Division granted the motion for leave to appeal and then summarily affirmed the denial of Prolias’s motion to disqualify the Company’s counsel.

On March 29, 2016, Prolias’ counsel moved to withdraw from representing Prolias. On April 7, 2016, the Company conditionally opposed the motion to withdraw pending prompt appointment of new counsel for Prolias. On April 19, 2016, the Court denied the motion without prejudice. On April 26, 2016, Prolias’ counsel renewed its motion to withdraw. On May 27, 2016, the Court granted the motion to withdraw and ordered Prolias to retain substitute counsel within 30 days.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

On July 6, 2016, the Company moved to dismiss Prolias’ complaint and strike Prolias’ answer to the Company’s counterclaims for failure to retain substitute counsel within 30 days as required by the Court’s May 27th Order. On August 15, 2016, the Court granted the Company’s motion and dismissed Prolias’ complaint with prejudice and struck Prolias’ answer to the Company’s counterclaims. On September 22, 2016, the Court granted the Company’s request to enter default against Prolias for failure to plead or otherwise respond to the counterclaims. Thereafter, on October 13, 2016, the Company filed an application to enter final judgment and taxing of costs against Prolias. The Company requested that the Court enter final judgment against Prolias and for the Company in the amount of $621,236.16, plus ten percent interest continuing to accrue on the principal balance of $500,000.00 unless and until paid, attorneys’ fees and costs of $390,769.04, and a declaratory judgment that Prolias is deemed to have executed and delivered to the Company a promissory note in the amount of $1,000,000 under Article 10.2(a) of the Collaboration Agreement. The Company is awaiting a response from the Court on the application for entry of final judgment.

Swann v. Akorn, Inc., and Interpace Diagnostics Group, Inc.

On May 27, 2016, Michael J. Swann, one of the Company’s former employees, filed a complaint against the Company in the Court of Common Pleas of the Fifth Judicial Circuit in South Carolina in a matter entitled Michael J. Swann v. Akorn, Inc., and Interpace Diagnostic Group Inc. (Civil Action No. 2016-CP-40-03362). In the complaint, Mr. Swann alleges, among other things, that he was discriminated against and wrongfully terminated as a member of a sales force marketing pharmaceutical products of Akorn, Inc., because of an illness suffered by Mr. Swann. Mr. Swann alleges that he was discriminated against in violation of the Americans with Disabilities Act/Americans with Disabilities Act Amendments Act and the Family Medical Leave Act and seeks damages for back pay, reinstatement, front pay, compensatory and punitive damages in an amount not less than $300,000, attorney’s fees and costs. The Company denies that it is liable to Mr. Swann for any of the claims asserted and intends to vigorously defend itself against those claims.

Severance

In 2015, in connection with the sale of the majority of the CSO business and the implementation of a broad-based program to maximize efficiencies and cut costs, the Company reduced headcount and incurred severance obligations to terminated employees that amounted to approximately $3.7 million.

During the first quarter ended March 31, 2016 the Company recorded additional severance obligations as it continued to right-size the organization and wind down its CSO business. The Company recorded obligations of $1.1 million, $0.5 million of which was recorded in continuing operations. The current severance liability as of September 30, 2016 is $3.1 million, of which $2.3 million resides in continuing operations and $0.8 million is in discontinued operations.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

7.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accrued royalties	$504	$111
Self insurance and benefit accruals	272	366
Indemnification liability	875	875
Contingent consideration	209	659
Rent payable	78	127
DOJ settlement	665	250
Accrued professional fees	1,320	775
Taxes payable	691	591
Unclaimed property	544	546
Directors fees and insurance	208	107
All others	1,539	1,554
	$6,905	$5,961

Long-term liabilities consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Rent payable	$-	$52
Uncertain tax positions	3,556	3,425
DOJ settlement (indemnified by RedPath)	1,000	2,500
Other	59	201
	$4,615	$6,178

8.	STOCK-BASED COMPENSATION

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

The following table provides the weighted average assumptions used in determining the fair value of the non-market based SARs awards granted during the nine month periods ended September 30, 2016 and September 30, 2015:

	Nine Months Ended
	September 30,
	2016	2015
Risk-free interest rate	-	1.02%
Expected life (years)	-	3.5
Expected volatility	-	54.47%
Dividend yield	-	-

The Company recognized approximately $0.02 million and $0.3 million of stock-based compensation expense during each of the three month periods ended September 30, 2016 and 2015, respectively, and $0.1 million and $1.0 million during each of the nine month periods ended September 30, 2016 and 2015, respectively.

On October 14, 2016, the Company’s Chief Executive Officer, Chief Financial Officer and certain employees were granted incentive stock options to purchase an aggregate of 878,744 shares of common stock with an exercise price of $0.16 per share and, subject generally to the executive’s or employee’s, as applicable, continued service with the Company, vest in equally monthly installments over a period of one year.

9.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company's valuation allowance position, it is the Company's position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method.  As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction.  The following table summarizes income tax (benefit) expense on loss from continuing operations and the effective tax rate for the three- and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016		2015	2016	2015
Provision (benefit) from income tax	$173		$(180)	$(54)	$(430)
Effective income tax rate	(2.5%	)	2.4%	0.4%	1.9%

Income tax expense and benefit for the three- and nine-month periods ended September 30, 2016 was primarily due to the reclassification of CSO as discontinued operations and the tax adjustments associated with that reclassification. Income tax benefit for the three- and nine-month periods ended September 30, 2015 was primarily due to net operating losses, partially offset by minimum state and local taxes.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

10.	SEGMENT INFORMATION

Effective December 31, 2015, the Company has one reporting segment: the Company's molecular diagnostics business, after the divestiture of its CSO business on December 22, 2015. The Company realigned its reporting segments due to the integration of RedPath and acquiring certain assets from Asuragen, to reflect the Company's current and going forward business strategy. The Company's current reporting segment structure is reflective of the way the Company's management views the business, makes operating decisions and assesses performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

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

The table below presents the significant components of CSO, Group DCA's, Pharmakon's and TVG’s results included in (Loss) Income from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive loss for the three- and nine-months ended September 30, 2016 and 2015.

	Three Months Ending September 30,		Nine Months Ending September 30,
	2016	2015	2016	2015
Revenue, net	$-	$34,119	$1,644	$104,408

(Loss) income from discontinued operations	(414)	2,576	(1,006)	6,615
Gain on sale of assets	-	-	1,326	217
(Loss) income from discontinued operations, before tax	(414)	2,576	320	6,832
Income tax (benefit) expense	(117)	2	219	4
(Loss) income from discontinued operations, net of tax	$(297)	$2,574	$101	$6,828

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The assets and liabilities classified as discontinued operations relate to CSO, Group DCA, Pharmakon, and TVG. As of September 30, 2016 and December 31, 2015, these assets and liabilities are in the accompanying balance sheets as follows:

	For the Nine Months Ended September 30, 2016			For the Year Ended December 31, 2015
	CSO	DCA/TVG	Total	CSO	DCA/TVG	Total
Accounts receivable, net	$-	$-	$-	$3,296	$-	$3,296
Unbilled receivable, net	-	-	-	16	-	16
Other	-	150	150	2,062	-	2,062
Current assets from discontinued operations	-	150	150	5,374	-	5,374
Property and equipment, net	-	-	-	190	-	190
Other	-	-	-	-	150	150
Long-term assets from discontinued operations	-	-	-	190	150	340
Total assets	$-	$150	$150	$5,564	$150	$5,714

Accounts payable	$947	$-	$947	$3,767	$-	$3,767
Unearned contract revenue	-	-	-	11	-	11
Accrued salary and bonus	1,686	-	1,686	3,036	-	3,036
Other	2,052	70	2,122	5,092	358	5,450
Current liabilities from discontinued operations	4,685	70	4,755	11,906	358	12,264
Total liabilities	$4,685	$70	$4,755	$11,906	$358	$12,264

12.	LONG-TERM DEBT

On October 31, 2014, the Company and Interpace LLC, entered into an agreement to acquire RedPath (the Transaction). In connection with the Transaction, the Company entered into a note with the RedPath Equityholder Representative, on behalf of the former equity holders of RedPath, dated October 31, 2014 (the Note).

The Note is $11.0 million, interest-free and payable in eight equal consecutive quarterly installments beginning October 1, 2016. On September 30, the Company and the RedPath Equityholder Representative amended the Note to extend the due date of the first installment to November 1, 2016. Effective October 31, 2016, the Company and the RedPath Equityholder Representative amended the Note to further extend the due date of the first installment to November 20, 2016. On November 16, 2016 the Company and the RedPath Equityholder Representative amended the Note to extend the due date of the first installment to December 31, 2016, to add as an event of default the failure of the Company to maintain a minimum net cash balance from operations of no less than $400,000, excluding proceeds from borrowed money, at the end of every week and to add a reporting requirement for the Company to provide to the RedPath Equityholder Representative, on a weekly basis, a 13-week cash flow forecast commencing November 22, 2016. Subsequent payments on the Note are to be made on the first day of each fiscal quarter, beginning on April 1, 2017.

In the second quarter of 2015, the final working capital adjustment was made, reducing the balance of the Note to approximately $10.7 million. In December 2015, pursuant to the sale of substantially all of the CSO business, the Note was amended so that the CSO sales proceeds would not have to be applied against the Note payable balance.

The interest rate will be 5.0% in the event of a default under the Note. The obligations of the Company under the Note are guaranteed by the Company and its subsidiaries pursuant to a Guarantee and Collateral Agreement (the “Subordinated Guarantee”) in favor of the RedPath Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the RedPath Equityholder Representative. Based on the Company's incremental borrowing rate under its Credit Agreement, the fair value of the Note at the date of issuance was $7.5 million. During the quarters ended September 30, 2016 and 2015, the Company accreted approximately $0.2 million into interest expense, respectively, for each period. During the nine months ended September 30, 2016 and 2015, the Company accreted approximately $0.6 million into interest expense, respectively, for each period. As of September 30, 2016, the balance of the Note is approximately $9.0 million and the unamortized discount is $1.7 million.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Principal payments due related to the long-term debt, subsequent to the amendment to the Note that was entered into on November 16, 2016, over the next three years are as follows:

	2016	2017	2018
Note	$1,334	$4,001	$5,335

The Company currently has an indemnification asset of $1.5 million relating to the DOJ settlement with the former owners of RedPath that was recorded with the acquisition of RedPath. The related DOJ liability is $1.7 million and as the Company makes payments to the DOJ, it may reduce the balance owed on the Note by the same amount.

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

Upon the sale of substantially all of the CSO business on December 22, 2015, the Company used a portion of the net proceeds from the transaction to pay the balance of the outstanding loan in the aggregate principal amount of $20.0 million, and an exit fee and expenses of approximately $1.6 million. In connection with the termination of the Credit Agreement, the Guarantee and Collateral Agreement, dated October 31, 2014, by the Company and certain of its subsidiaries in favor of the Agent was also terminated on December 22, 2015.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows (used in) provided by the Company's discontinued operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
Net cash (used in) provided by operating activities of discontinued operations	$(1,486)	$7,466

Net cash (used in) provided by investing activities of discontinued operations	$-	$-

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the potential impact of the new guidance on its quarterly reporting process and its consolidated financial position, results of operations and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which when effective will require organizations that lease assets (e.g., through "leases") to recognize assets and liabilities for the rights and obligations created by the leases on the balance sheet. A lessee will be required to recognize assets and liabilities for leases with terms that exceed twelve months. The standard will also require disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial position and results of operations.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contract with Customers - Narrow-Scope Improvements and Practical Expedients". In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing". In March 2016, the FASB issued ASU 2016-08, "Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". In August 2015, the FASB issued ASU 2015-14 deferring the effective date to annual and interim periods. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The core principle of these ASUs are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 affect only the narrow aspects of the guidance, such as assessing the collectability criterion and accounting for contracts that do not meet the criterion, presentation of sales and other similar taxes collected from customers, non-cash consideration, and contract modifications at transition. ASU 2016-10 clarifies two aspects of the guidance: identifying performance obligations and the licensing implementation. The intention of ASU 2016-08 is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2015-14 defers the effective date to annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. ASU 2014-09 is a comprehensive new revenue recognition model for revenue from contract with customers. The Company will adopt these ASUs when effective.

15.	OTHER SUBSEQUENT EVENTS

On October 4, 2016, Heinrich Dreismann, Ph.D., resigned as a member of the Board effective as of September 30, 2016. In connection with Dr. Dreismann’s resignation and to comply with Nasdaq Listing Rule 5605(c)(4)(B), on October 5, 2016, the Company notified NASDAQ that, as a result of the vacancy on the Audit Committee of the Board (the “Audit Committee”) created by Dr. Dreismann’s resignation, the Audit Committee only has two members and the Company is not in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the Audit Committee be comprised of at least three members. In response to the Company’s notice, NASDAQ issued a letter to the Company on October 6, 2016 acknowledging the Company’s notice that it is no longer in compliance with the audit committee requirements set forth in Nasdaq Listing Rule 5605(c)(2)(A). In its letter, NASDAQ notified the Company that it can rely on the cure period provided by Nasdaq Listing Rule 5605(c)(4), which allows the Company until the earlier of (i) its next annual meeting of stockholders or (ii) October 2, 2017 to regain compliance, or, if the next annual meeting of stockholders is held before March 29, 2017, then the Company must evidence compliance no later than March 29, 2017. The Company intends to appoint an additional independent director to the Board and to the Audit Committee prior to the end of the cure period.

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

Forward-looking statements are only predictions and are not guarantees of future performance.  These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement.  Many of these factors are beyond our ability to control or predict.  Such factors include, but are not limited to, the following:

•	our ability to profitably grow our business, including our ability to finance our business on acceptable terms and successfully compete in the market;
•	our ability to obtain and maintain broad adoption of and reimbursement for our molecular diagnostic tests in a changing reimbursement environment;
•	whether we are able to successfully utilize our operating experience to sell our molecular diagnostic tests;
•	our limited operating history as a molecular diagnostics company;
•	our dependence on a concentrated selection of payors for our molecular diagnostic tests;
•	the demand for our molecular diagnostic tests from physicians and patients;
•	our reliance on our internal sales forces for business expansion;
•	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;
•	our ability to scale our operations, testing capacity and processing technology;
•	our ability to restructure, defer or convert into equity certain of our debt obligations and liabilities;
•	our ability to meet the legacy obligations of our CSO business previously sold or to meet the acquisition indebtedness related to acquiring our molecular diagnostics businesses;
•

our ability to find a buyer for all or a portion of our assets to forestall foreclosure proceedings in the event the RedPath Equityholder Representative does not further extend the due date of the first payment of principal on its secured note beyond December 31, 2016 or in the event the Company does not obtain further financing;

•	our ability to negotiate acceptable agreements, including amendments with our secured and unsecured creditors, sufficient to enable us to continue operations and fund our near term operations;
•	the risk of not making our first installment payment due to the RedPath Equityholder Representative by December 31, 2016 and not obtaining a further extension and the impact on our business;
•	our ability to comply with the other requirements of the secured note payable to the RedPath Equityholder Representative;
•	the risk of foreclosure by the secured creditors and the possible sale of our assets;
•	the risk of the sale of our assets not yielding sufficient proceeds to either pay the secured creditors or unsecured creditors or provide any return to stockholders;
•	the risk of filing a Chapter 7 bankruptcy proceeding after any sale of assets;
•	product liability claims against us;
•	our ability to gain sufficient stockholder support in order to potentially enter into any transaction that may further dilute our stockholders;
•	our involvement in current and future litigation against us;
•	the effect current and future laws, licensing requirements and regulation have on our business especially the changing FDA environment as it relates to molecular diagnostics;

INTERPACE DIAGNOSTICS GROUP, INC.

•	our exposure to environmental liabilities as a result of our business;
•	the susceptibility of our information systems to security breaches, loss of data and other disruptions;
•	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;
•	our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•	competition in the segment of the molecular diagnostics industry in which we operate or expect to operate;
•	our ability to obtain additional funds in order to implement our business models and strategies;
•	the results of any future impairment testing for other intangible assets;
•	our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such items on our revenues, profitability and ongoing business;
•	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;
•	our ability to remain listed on NASDAQ despite our having received notices of non-compliance, including for failing to have three independent audit committee members;
•	the effect our largest stockholders may have on us;
•	failure of third-party service providers to perform their obligations to us;
•	our ability to comply with our line of credit covenants, if the line is utilized; and
•	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, Part-II- Item 1A – “Risk Factors” of this Form 10-Q, as well as other documents we file with the U.S. Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We are focused on developing and commercializing molecular diagnostic tests principally focused on early detection of high potential progressors to cancer and leveraging the latest technology and personalized medicine for patient diagnosis and management. We currently have three commercialized molecular tests: PancraGen®, a pancreatic cyst molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy; and ThyraMIR®, which assesses thyroid nodules risk of malignancy utilizing a proprietary gene expression assay. We also have on the market, in a limited manner, an assay utilizing our PathFinder platform, for Barrett's Esophagus, an esophageal cancer risk classifier. Additionally, we have in development and are launching an assay for biliary cancer.

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

With the completion of the CSO transaction and wind down of related activities through September 2016, we are now concentrating our efforts principally on our molecular diagnostics business by offering solutions for determining the presence of certain cancers to clinicians and their patients as well as providing prognostic pre-cancerous information, which we believe to be an expanding market opportunity. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and avoiding too frequent monitoring. We are keenly focused on growing our test volumes, securing additional reimbursement, supporting our current reimbursement and supporting revenue growth for our three commercialized innovative tests as well as expanding our business by developing and promoting synergistic products in our market.

INTERPACE DIAGNOSTICS GROUP, INC.

In March 2016, we announced that we implemented a broad-based program to maximize efficiencies and cut costs as we focus on improving cash flows and profitability while completing our transition to a standalone molecular diagnostics business. In addition to reducing headcount, we have realigned our compensation structure, consolidated positions, eliminated programs and development plans that did not have near term benefits, and streamlined and right-sized operating systems while reducing overhead. This was done while supporting the transition of our CSO business to the buyer of that business and continuing to shut down less profitable CSO contracts that were not part of the sale of that business.

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

In October 2016, we announced that the New York State Department of Health has reviewed and approved for marketing ThyGenX™, the Company's NextGen Sequencing oncogene panel for indeterminate thyroid nodules.  The New York State approval of ThyGenX, which determines whether or not specific biomarkers are present, enables Interpace LLC to market both ThyGenX and ThyraMir together in the state. ThyGenX typically precedes the running of ThyraMir, and they typically go hand in hand with 82% of ThyGenX cases warranting reflex to a more sophisticated, micro RNA assessment via ThyraMir. Of the several states that require special licensure to provide testing to patients who reside in their jurisdiction, New York was the final state to issue approval.

Also in October 2016, we announced completion and the validation and launch of two new thyroid services, further expanding the Company's comprehensive support of physicians and health care institutions servicing thyroid patients. Our new cytopathology service is designed to assist physicians and clinics that prefer to have the initial Fine Needle Aspirate (FNA) biopsy assessed by an independent third party versus having it performed on site.

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

INTERPACE DIAGNOSTICS GROUP, INC.

On January 7, 2016, we were notified by NASDAQ that we were no longer in compliance with the minimum bid price requirements of the stock exchange and that we have until July 5, 2016 to regain compliance with this requirement or face delisting. On July 6, 2016, we were notified by NASDAQ that we were eligible for an additional 180 day period, or until January 3, 2017, to regain compliance. On August 3, 2016, our stockholders voted to allow, but not require, our Board to effect a reverse stock split of the outstanding shares of common stock at any time before January 1, 2017 by a ratio of not less than one-for-five and not more than one-for-thirty, with the specific ratio to be fixed within this range by the Board in its sole discretion. The reverse split must be executed no later than ten business days prior to January 3, 2017 unless the Company’s closing bid price was at least $1.00 for a minimum of 10 business days prior to that time. This would allow us to meet the minimum listing requirements of NASDAQ and avoid delisting.

On October 4, 2016, Heinrich Dreismann, Ph.D., resigned as a member of our Board effective as of September 30, 2016. In connection with Dr. Dreismann’s resignation and to comply with Nasdaq Listing Rule 5605(c)(4)(B), on October 5, 2016, we notified NASDAQ that, as a result of the vacancy on the Audit Committee of our Board (the “Audit Committee”) created by Dr. Dreismann’s resignation, the Audit Committee only has two members and we are not in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the Audit Committee be comprised of at least three members. In response to our notice, NASDAQ issued a letter to us on October 6, 2016 acknowledging our notice that we are no longer in compliance with the audit committee requirements set forth in Nasdaq Listing Rule 5605(c)(2)(A). In its letter, NASDAQ notified us that we can rely on the cure period provided by Nasdaq Listing Rule 5605(c)(4), which allows us until the earlier of (i) our next annual meeting of stockholders or (ii) October 2, 2017 to regain compliance, or, if the next annual meeting of stockholders is held before March 29, 2017, then we must evidence compliance no later than March 29, 2017. We intend to appoint an additional independent director to our Board and to the Audit Committee prior to the end of the cure period.

DESCRIPTION OF REPORTING SEGMENTS

We currently operate under one operating segment, which is our molecular diagnostic business. Until December 22, 2015 prior to the CSO sale, we operated under two reporting segments: Commercial Services (CSO) and Interpace Diagnostics. The CSO business in the periods ended September 30, 2016 is reported as discontinued operations and has been reclassified to discontinued operations in the periods ended September 30, 2015 to conform to the current period presentation.

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

Condensed Consolidated Results of Continuing Operations for the Quarter Ended September 30, 2016 Compared to the Quarter Ended September 30, 2015 (in thousands)

	Three Months Ended
	September 30,
	2016	2016	2015	2015

Revenue, net	$3,316	100.0%	$2,506	100.0%
Cost of revenue	1,846	55.7%	1,799	71.8%
Gross profit	1,470	44.3%	707	28.2%
Operating expenses:
Sales and marketing	1,282	38.7%	2,876	114.8%
Research and development	659	19.9%	1,000	39.9%
General and administrative	2,858	86.2%	2,498	99.7%
Acquisition related amortization expense	970	29.3%	986	39.3%
Asset impairment	3,363	101.4%	-	-
Change in fair value of contingent consideration	(1,174)	-35.4%	-	-
Total operating expenses	7,958	240.0%	7,360	293.7%

Operating loss	(6,488)	-195.7%	(6,653)	-265.5%
Interest expense	(539)	-16.3%	(884)	-35.3%
Other income (expense), net	4	0.1%	(112)	-4.5%
Loss from continuing operations before tax	(7,023)	-211.8%	(7,649)	-305.2%
Provision (benefit) for income tax	173	5.2%	(180)	-7.2%
Loss from continuing operations	(7,196)	-217.0%	(7,469)	-298.0%
(Loss) income from discontinued operations, net of tax	(297)	-9.0%	2,574	102.7%
Net loss	$(7,493)	-226.0%	$(4,895)	-195.3%

Revenue, net

Consolidated revenue for the three months ended September 30, 2016 increased by $0.8 million, or 32.3%, to $3.3 million, compared to $2.5 million for the three months ended September 30, 2015. This increase was principally attributable to increased test and collection volume, and an increase in amounts collected based upon Medicare coverage received for ThyraMIR® tests.

INTERPACE DIAGNOSTICS GROUP, INC.

Cost of revenue

Consolidated cost of revenue for the three months ended September 30, 2016 increased slightly by 2.6% but decreased, however, as a percentage of revenue. This decrease as a percentage of revenue was attributable to lower lab supplies expense as a percentage of revenue as part of a broad-based program to maximize efficiencies and cut costs.

Gross profit

Consolidated gross profit for the three months ended September 30, 2016 increased $0.8 million, or 107.9%, to $1.5 million, compared to $0.7 million for the three months ended September 30, 2015. This increase was related to the favorable impact of the increase in revenue along with the lower cost as a percentage of revenue described above.

Sales and marketing expense

Sales and marketing expense was $1.3 million for the three months ended September 30, 2016 and as a percentage of revenue was 38.7%. For the three months ended September 30, 2015, the sales and marketing expense was $2.9 million and 114.8% as a percentage of revenue. The decrease in sales and marketing expense principally reflects a reduction in sales personnel and the consolidation of marketing activities under a broad-based program to maximize efficiencies and cut costs and the percentage decline is also a function of the growth in revenues.

Research and development

Research and development expense was $0.7 million for the three months ended September 30, 2016 and as a percentage of revenue was 19.9%. For the three months ended September 30, 2015 the expense was $1.0 million and as a percentage of revenue was 39.9%. Effort to maximize efficiencies

General and administrative

General and administrative expense for the three months ended September 30, 2016 was $2.9 million as compared to $2.5 million for the three months ended September 30, 2015. This increase was primarily attributable to an increase in professional services fees.

Acquisition related amortization expense

During the three months ended September 30, 2016 and September 30, 2015, we recorded amortization expense of approximately $1.0 million in both periods. This relates to the amortization for RedPath and Asuragen acquired intangible assets.

Asset impairment

During the three months ended September 30, 2016, we incurred an asset impairment charge of approximately $3.4 million resulting from a decline in the market value of Pancreas and Biobank assets associated with the acquisition of certain assets from Asuragen.

Change in fair value of contingent consideration

During the three months ended September 30, 2016, there was a $1.2 million reduction in contingent consideration liability related to amounts associated with future royalty payments for the Pancreas asset acquired from Asuragen.

Operating loss

There were operating losses from continuing operations of $6.5 million and $6.7 million during the three months ended September 30, 2016 and 2015, respectively.  The decrease in operating loss for the three months ended September 30, 2016 was primarily attributable to the increase in revenue and margins in addition to the cost savings initiated under our broad-based program to maximize efficiencies and cut costs, partially offset by the asset impairment charges in the quarter.

Provision for income taxes

We had income tax expense of approximately $0.2 million for the three months ended September 30, 2016. We had an income tax benefit of approximately $0.2 million for the three months ended September 30, 2015. Income tax expense for the three months ended September 30, 2016 was primarily due to the reclassification of CSO as discontinued operations and the tax adjustments associated with that reclassification. The income tax benefit for the three months ended September 30, 2015 was primarily due to our operating loss.

INTERPACE DIAGNOSTICS GROUP, INC.

Income (loss) from discontinued operations, net of tax

We had a loss from discontinued operations of $0.3 million for the three months ended September 30, 2016 and income from discontinued operations of $2.6 million for the three months ended September 30, 2015. The loss from discontinued operations for the quarter ended September 30, 2016 was primarily related to legacy costs associated with the CSO business. The income from discontinued operations for the quarter ended September 30, 2015 was related to normal CSO operations during that period.

Condensed Consolidated Results of Continuing Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015 (in thousands)

	Nine Months Ended
	September 30,
	2016	2016	2015	2015

Revenue, net	$9,963	100.0%	$6,876	100.0%
Cost of revenue	4,866	48.8%	5,224	76.0%
Gross profit	5,097	51.2%	1,652	24.0%
Operating expenses:
Sales and marketing	4,186	42.0%	8,387	122.0%
Research and development	1,339	13.4%	1,646	23.9%
General and administrative	7,655	76.8%	8,909	129.6%
Acquisition related amortization expense	2,909	29.2%	2,825	41.1%
Asset impairment	3,363	33.8%	-	-
Change in fair value of contingent consideration	(1,174)	-11.8%	-	-
Total operating expenses	18,278	183.5%	21,767	316.6%

Operating loss	(13,181)	-132.3%	(20,115)	-292.5%
Interest expense	(1,601)	-16.1%	(2,616)	-38.0%
Other income (expense), net	14	0.1%	(268)	-3.9%
Loss from continuing operations before tax	(14,768)	-148.2%	(22,999)	-334.5%
Benefit for income tax	(54)	-0.5%	(430)	-6.3%
Loss from continuing operations	(14,714)	-147.7%	(22,569)	-328.2%
(Loss) income from discontinued operations, net of tax	101	1.0%	6,828	99.3%
Net loss	$(14,613)	-146.7%	$(15,741)	-228.9%

Revenue, net

Consolidated revenue for the nine months ended September 30, 2016 increased by $3.1 million, or 44.9%, to $10.0 million, compared to $6.9 million for the nine months ended September 30, 2015. This increase was principally attributable to increased test and collection volume of ThyGenX® and ThyraMIR®, and an increase in amounts collected based upon Medicare coverage received for ThyraMIR® tests.

Cost of revenue

Consolidated cost of revenue for the nine months ended September 30, 2016 decreased $0.4 million in spite of the increase in revenue, by 6.9%, to $4.9 million, compared to $5.2 million for the nine months ended September 30, 2015. This decrease was attributable to lower lab supplies expense and improved efficiencies as part of a broad-based program to maximize efficiencies and cut costs.

INTERPACE DIAGNOSTICS GROUP, INC.

Gross profit

Consolidated gross profit for the nine months ended September 30, 2016 increased $3.4 million, or 208.5%, to $5.1 million, compared to $1.7 million for the nine months ended September 30, 2015. This increase was related to the favorable impact of the increase in revenue along with the lower cost of revenue described above.

Sales and marketing expense

Sales and marketing expense was $4.2 million for the nine months ended September 30, 2016 and as a percentage of revenue was 42.0%. For the nine months ended September 30, 2015, sales and marketing expense was $8.4 million and as a percentage of revenue was 122.0%.. The decrease in sales and marketing expense principally reflects a reduction in sales personnel and the consolidation of marketing activities under a broad-based program to maximize efficiencies and cut costs.

Research and development

Research and development expense was $1.3 million for the nine months ended September 30, 2016 and as a percentage of revenue was 13.4%. For the nine months ended September 30, 2015, research and development expense was $1.6 million and as a percentage of revenue was 23.9%.

General and administrative

General and administrative expense for the nine months ended September 30, 2016 was $7.4 million as compared to $8.9 million for the nine months ended September 30, 2015. This decrease was primarily attributable to downsizing of systems, infrastructure and personnel related to operating a smaller molecular diagnostics business under a broad-based program to maximize efficiencies and cut costs.

Acquisition related amortization expense

During the nine months ended September 30, 2016 and June 30, 2015, we recorded amortization expense of approximately $2.9 million and $2.8 million, respectively. This relates to the amortization for RedPath and Asuragen acquired intangible assets.

Asset impairment

During the nine months ended September 30, 2016, we incurred an asset impairment charge of approximately $3.4 million resulting from a decline in the market value of Pancreas and Biobank assets associated with the acquisition of certain assets from Asuragen.

Change in fair value of contingent consideration

During the nine months ended September 30, 2016, there was a $1.2 million reduction in contingent consideration liability related to amounts associated with future royalty payments for the Pancreas asset acquired from Asuragen.

Operating loss

There were operating losses from continuing operations of $13.2 million and $20.1 million during the nine months ended September 30, 2016 and 2015, respectively.  The decrease in operating loss for the nine months ended September 30, 2016 was primarily attributable to the increase in revenue and margins in addition to the cost savings initiated under our broad-based program to maximize efficiencies and cut costs.

Provision for income taxes

We had an income tax benefit of approximately $0.1 million for the nine months ended September 30, 2016. We had an income tax benefit of approximately $0.4 million for the nine months ended September 30, 2015. Income tax benefit for the nine months ended September 30, 2016 was primarily due to the reclassification of CSO as discontinued operations and the tax adjustments associated with that reclassification. The income tax benefit for the nine months ended September 30, 2015 was primarily due to our operating loss.

Income (loss) from discontinued operations, net of tax

We had income from discontinued operations of $0.1 million for the nine months ended September 30, 2016 as compared to income from discontinued operations of $6.8 million for the nine months ended September 30, 2015. The income from discontinued operations for the nine months ended September 30, 2016 was primarily related to the gain on sale of $1.3 million related to the final working capital adjustment regarding the sale of the CSO business in December of 2015 partially offset by expenses relating to the winding down of CSO. The income from discontinued operations for the nine months ended September 30, 2015 was related to normal CSO operations during that period.

INTERPACE DIAGNOSTICS GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2016, the Company incurred a net loss of $14.6 million and cash used in operating activities was $6.6 million.  The Company did not raise any capital or incur any funded debt during the first nine months of 2016, but it did enter into a Credit Agreement with SCM Specialty Finance Opportunities Fund, L.P. on September 28, 2015 as described further below, on which it has not yet drawn. The Company also anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to its commercial operations, developing products and product candidates, right sizing and reorganizing its administrative organization and winding down activities and managing obligations related to its discontinued operations.

The accompanying condensed, consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company had cash and cash equivalents of $1.7 million, net accounts receivable of $2.8 million, current assets of $6.7 million and current liabilities of $19.9 million.

As a result of the sale of substantially all of its CSO business in December 2015, which generated net cash proceeds of $26.8 million (of which $21.6 million was used to repay long-term debt and fees), the Company focused its resources and strategic initiatives on its molecular diagnostics business. As with many companies in a similar stage, sufficient capital is required before achieving profitability. Accordingly, the Company may require additional capital in 2016 and will require additional capital beyond 2016. In order to obtain such capital and fund its operations, the Company may be required to restructure all or a portion of its obligations related to the sale of its CSO business as well as obligations owed to the former equity holders of RedPath Integrated Pathology, Inc.(“RedPath”) arising out of the Company’s acquisition of RedPath. The first payment of secured debt to RedPath Equity Holder Representative, LLC (the “Equityholder Representative”), as representative of the former equity holders of RedPath, has been extended several times from its original due date of October 1, 2016 and is now due December 31, 2016 unless further extended. There is no guarantee that additional capital will or can be raised or that adequate restructuring will be accomplished that are sufficient to fund the Company's operations for the rest of 2016 and beyond or that the terms of such additional capital, if available, will be acceptable to the Company. Accordingly, the Company continues to explore sales of assets and various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances and alternatives, business development, and other alternatives. Additionally, the Company continues to focus on increasing sales of its commercial molecular diagnostic tests, closely managing cash and further streamlining operations. If, however, the Company is unsuccessful in obtaining capital and executing its plans for the business to continue operations, when needed, including the restructuring of its debt and other liabilities, then it may be forced to sell off assets, seek protection under the U.S. Bankruptcy Code, or be forced into liquidation or substantially alter or restructure its business operations. In the event of a default on its secured note, the RedPath Equityholder Representative could foreclose on the Company’s assets, force the Company into bankruptcy or pursue other remedies. In such events, stockholders are not likely to recoup their investment in the Company. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

During the first nine months of 2016, the Company commenced negotiations with certain of its creditors and former sales representatives and executives to restructure its current and long-term obligations related to the sale of the majority of its CSO business in December 2015. The proposed restructuring by the Company includes reducing or extending the term of certain of its obligations, converting a portion to equity and/or forgiving portions thereof. However, any such restructuring may be dependent on the Company raising additional capital. The Company believes that this proposed restructuring, if achieved, will not only improve its liquidity but also provide the flexibility for future funding. No assurance, however, can be given that the negotiations to restructure the Company’s debt and obligations will be successful.

INTERPACE DIAGNOSTICS GROUP, INC.

At September 30, 2016, the Company had the following debt obligations that it has been seeking to restructure:

1.	Future payments and conditions related to the $10.7 million secured note payable to the former equity holders of RedPath.

2.	Severance obligations to former executives ($3.1 million, including taxes).

3.

Obligations due to former sales representatives under the CSO incentive plan (up to $1 million including taxes). To date, 343 former sales representatives have accepted the Company’s offer to pay out approximately $0.6 million in equal installments over eight months. For the period ended September 30, 2016 approximately $0.1 million was paid out under this plan.

4.

Various liabilities including trade payables, other employee severance in accrued expenses and certain liabilities from Discontinued Operations which are in the process of being renegotiated or restructured.

There is, however, no guarantee that the Company will be successful in restructuring its outstanding debt.

A summary of the Company’s most significant contractual obligations over the next 12 months are as follows:

	Total	0 to 3 months	3 to 6 months	6 to 12 months
Note due Redpath Equityholders	$4,001	$1,334	$-	$2,667
Severance obligations	3,137	3,137	-	-
DOJ settlement	665	85	85	495
Deferred Bonus - ERT salesforce	800	185	308	307
Total obligations	$8,603	$4,741	$393	$3,469

On September 28, 2016 (the “Closing Date”), the Company and its wholly-owned direct and indirect subsidiaries, Interpace Diagnostics, LLC (“Interpace LLC”) and Interpace Diagnostics Corporation (“IDC” and together with Interpace LLC, its “Subsidiaries”), entered into a Credit Agreement (the “Credit Agreement”) with SCM Specialty Finance Opportunities Fund, L.P. (the “Lender”). Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide a revolving loan (the “Loan”) to the Company in the maximum principal amount of $1.2 million (“Facility Cap”). Also on the Closing Date, the Company and its Subsidiaries acknowledged and agreed to an Intercreditor Agreement (the “Intercreditor Agreement”) by and between the Lender and the RedPath Equityholder Representative pursuant to which the Lender has a first lien security interest on all of the accounts receivable (and related intangibles) of the Company and its Subsidiaries and the RedPath Equityholder Representative has a second lien security interest, subordinated to the Lender, on all the accounts receivables (and related intangibles) of the Company and its Subsidiaries. In addition, pursuant to the Intercreditor Agreement, the RedPath Equityholder Representative has a first lien security interest on all other assets of the Company and its Subsidiaries and the Lender has no lien with respect to such other assets. The maturity date of the Loan is September 28, 2018. The Loan bears interest at an annual rate equal to the Prime Rate (as defined in the Credit Agreement) plus 2.75%, payable in cash monthly in arrears. The interest rate will be increased by 5.0% in the event of a default under the Credit Agreement. Events of default under the Credit Agreement, some of which are subject to certain cure periods, include a failure to pay or perform obligations when due, the making of a material misrepresentation to the Lender, the rendering of certain judgments or decrees against the Company and its Subsidiaries and the initiation, voluntarily or involuntarily, of a bankruptcy or similar proceeding against the Company or its Subsidiaries.

The Company agreed to pay certain out-of-pocket costs and expenses incurred by the Lender in connection with the Credit Agreement and related documents, the administration of the Loan and related documents and the enforcement or protection of the Lender’s rights. The Lender is also entitled to: (a) a $12,000 origination fee; (b) a monthly unused line fee equal to the amount which is one-twelfth of one percent (0.083%) of the difference between (i) the outstanding balance of the Loan during the preceding month, and (ii) the Facility Cap on the date of determination; (c) a monthly collateral management fee equal to one-sixth of one percent (0.1666%) of the average daily balance under the Credit Agreement outstanding during the preceding month; and (d) a termination fee equal to (i) two percent (2%) of the Facility Cap if the Credit Agreement is terminated before the first anniversary of the Closing Date (the “First Anniversary”), or (ii) one percent (1%) of the Facility Cap if the Credit Agreement is terminated after the First Anniversary. The Company must also pay certain fees in the event that (a) the amount outstanding under the Credit Agreement exceeds the availability under the Credit Agreement’s borrowing base, and (b) receivables are not properly deposited in the appropriate lockbox account.

INTERPACE DIAGNOSTICS GROUP, INC.

The Credit Agreement contains customary representations and warranties in favor of the Lender and certain covenants, including, among other things, financial covenants relating to loan turnover rates, liquidity and revenue targets.

As of November 17, 2016, the Company had not borrowed any funds under the Credit Agreement.

On September 30, 2016, the Company, Interpace LLC and the RedPath Equityholder Representative entered into an amendment to the $10.7 million interest free secured note payable to the former equity holders of RedPath to extend by one month, until November 1, 2016, subject to the terms of the amendment, the due date for the first quarterly payment of principal under the note. Effective October 31, 2016, the Company, Interpace LLC and the RedPath Equityholder Representative entered into a fourth amendment to the note to extend until November 20, 2016, subject to the terms of the amendment, the due date for the first quarterly payment of principal. On November 16, 2016 the Company, Interpace LLC and the RedPath Equityholder Representative entered into a fifth amendment to the note to, among other things, extend until December 31, 2016, subject to the terms of the amendment, the due date for the first quarterly payment. Under the note, the Company is required to make eight installment payments of principal, with each payment equal to $1,333,750, together with accrued and unpaid interest, if any. The first payment is now due on December 31, 2016, and subsequent payments are to be made on the first day of each fiscal quarter, beginning on April 1, 2017. The first quarterly payment of principal under the note originally was due on October 1, 2016.

The Company currently has no means to make the first quarterly payment of principal due on December 31, 2016, and if the due date for the first quarterly payment of principal is not extended by the RedPath Equityholder Representative or equity capital or debt is not raised, the RedPath Equityholder Representative could foreclose on our assets. Accordingly, the Company continues to explore sales of assets and various dilutive and non-dilutive sources of funding, including equity and debt financings, strategic alliances and alternatives, business development, and other alternatives.

During the nine months ended September 30, 2016, net cash used in operating activities was $6.6 million, of which $5.1 million was used in continuing operations and $1.5 million was used in discontinued operations.  The main component of cash used in operating activities during the nine months ended September 30, 2016 was our loss from continuing operations of $14.7 million. During the nine months ended September 30, 2015, net cash used in operating activities was $13.5 million, of which $21.0 million was used in continuing operations and $7.5 million was provided by discontinued operations. The main component of cash used in operating activities during the nine months ended September 30, 2015 was our loss from continuing operations of $22.6 million.

For the nine months ended September 30, 2016, there was no net cash from investing activities. For the nine months ended September 30, 2015, net cash used in investing activities was $0.6 million and consisted of purchases of property plant and equipment.

For the nine months ended September 30, 2016, there was no net cash used in financing. For the nine months ended September 30, 2015, the net cash used by financing activities of $0.03 million related to the repurchase of restricted stock shares.

As of September 30, 2016, we had total assets and total liabilities of $46.0 million and $47.4 million, respectively, and current assets and current liabilities of $6.7 million and $19.9 million, respectively.

We had standby letters of credit of approximately $0.3 million and $1.4 million at September 30, 2016 and 2015, respectively, as collateral for our existing insurance policies and our facility leases. In October 2016, the letters of credit were not renewed and the balance was distributed to our landlords who now hold it as security deposits on our facility leases.

INTERPACE DIAGNOSTICS GROUP, INC.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016 as a result of the continuing existence of the material weakness in our controls related to our identification and accounting for contingent consideration and related interest costs associated with seller financing and a material weakness identified related to our accounting for, review of, and disclosure of the completeness and accuracy of transaction that we enter into. Specifically, as of September 30, 2016, the following material weaknesses existed:

●

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

●

We lack the quantity of resources to appropriately account for, review, and disclose the completeness and accuracy of transactions entered into by the Company. The financial impact of this material weakness during the period ended September 30, 2016 resulted in an increase in expense of approximately $0.6 million related to the accounting for the valuation of accounts receivable and an increase in general and administrative expense by approximately $0.3 million for an insurance letter of credit which was contractually disbursed to an insurance carrier for the payment of outstanding claims.

Management believes that the material weaknesses noted are due in part to the small size of the staff resulting from staff downsizing and cost containment.  As part of our remediation plan, we intend to take steps to improve our financial reporting and implement new policies, procedures and controls in addition to seeking external assistance with a review of transactions recorded and classified in the financial statements, as well as the accounting and related disclosures for complex accounting matters when necessary.

Changes in internal controls

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INTERPACE DIAGNOSTICS GROUP, INC.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

“Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K filed on March 30, 2016, as amended on April 29, 2016 and June 14, 2016, “Item 1 – Legal Proceedings” to Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 12, 2016 and “Item 1 – Legal Proceedings” to Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed on August 15, 2016 include a discussion of our legal proceedings as does Note 6 to the accompanying condensed consolidated financial statements. During the three months ended September 30, 2016, there have been no material changes from the proceedings discussed in our Form 10-K and our Quarterly Reports on Form 10-Q referenced above, except as follows:

Prolias Technologies, Inc. v. PDI, Inc.

On July 6, 2016, we moved to dismiss Prolias’ complaint and strike Prolias’ answer to our counterclaims for failure to retain substitute counsel within 30 days as required by the Court’s May 27th Order. On August 15, 2016, the Court granted our motion and dismissed Prolias’ complaint with prejudice and struck Prolias’ answer to our counterclaims. On September 22, 2016, the Court granted our request to enter default judgment against Prolias for failure to plead or otherwise respond to the counterclaims. Thereafter, on October 13, 2016, we filed an application to enter final judgment and taxing of costs against Prolias. We requested that the Court enter final judgment against Prolias and for us in the amount of $621,236.16, plus ten percent interest continuing to accrue on the principal balance of $500,000.00 unless and until paid, attorneys’ fees and costs of $390,769.04, and a declaratory judgment that Prolias is deemed to have executed and delivered to us a promissory note in the amount of $1,000,000 under Article 10.2(a) of the Collaboration Agreement. We are awaiting a response from the Court on the application for entry of final judgment.

Item 1A. Risk Factors.

Other than the risk factor below, there have been no material changes during the period covered by this Form 10-Q to the risk factors previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K filed on March 30, 2016, as amended on April 29, 2016 and June 14, 2016.

In the event that the RedPath Equityholder Representative does not grant further extensions of the $1.3 million first principal payment on its secured promissory note now due December 31, 2016, or if we do not raise sufficient equity or debt capital, we will not be able to make such payment and may therefore face foreclosure and/or bankruptcy proceedings in which event stockholders will likely not be able to recover their investments in us.

INTERPACE DIAGNOSTICS GROUP, INC.

In connection with the Company’s acquisition of RedPath on October 31, 2014, the Company entered into an $11.0 million secured promissory note payable in equal consecutive quarterly installments beginning October 1, 2016. On September 30, 2016, the note was amended to extend by one month, until November 1, 2016, subject to the terms of the amendment, the due date for the first quarterly payment of principal under the note. Effective October 31, 2016, the note was amended to extend until November 20, 2016, subject to the terms of the amendment, the due date for the first quarterly payment of principal. On November 16, 2016, the note was further amended to, among other things, extend the due date for the first quarterly payment until December 31, 2016. Subsequent payments are to be made on the first day of each fiscal quarter, beginning on April 1, 2017. The Company currently does not have the funds to make the December 31, 2016 payment or any subsequent payments. The Company is actively looking for buyers of its assets. In the event the Company does not raise sufficient equity or debt capital or positive indications of a sale of its assets do not materialize by December 31, 2016, the RedPath Equityholder Representative may determine to begin foreclosure proceedings, bankruptcy proceedings or similar proceedings or pursue other remedies available to it. In the event of an asset sale, foreclosure, bankruptcy or similar proceedings, due to the amount of secured and unsecured debt outstanding, it is likely that stockholders will not be able to recoup their investment in the Company.

Item 5. Other Information

On November 16, 2016, the Company, Interpace LLC and the RedPath Equityholder Representative entered into a Fifth Amendment To Non-Negotiable Subordinated Secured Promissory Note (the “Fifth Amendment”) to extend until December 31, 2016, subject to the terms of the Fifth Amendment, the due date for the first quarterly payment of principal under that certain Non-Negotiable Subordinated Secured Promissory Note, dated as of October 31, 2014 (as amended, the “Note”) by the Company and Interpace LLC, in favor of the RedPath Equityholder Representative, on behalf of the former equity holders of RedPath.

The Note, which was entered into in connection with the Company’s acquisition of RedPath on October 31, 2014, is for the principal amount of $10.67 million, is interest-free and, prior to the Fifth Amendment, was to be paid in eight equal consecutive quarterly installments beginning November 20, 2016. The interest rate will be 5.0% in the event of a default under the Note, which include the failure to make any payment of principal due under the Note within ten business days after the date such payment is due (subject to certain exceptions), the making of an assignment for the benefit of creditors generally and suffering proceedings under any law related to bankruptcy, insolvency, liquidation and such proceeding is not dismissed or stayed within 60 days. The obligations of the Company under the Note are guaranteed by the Company and its subsidiaries pursuant to a Guarantee and Collateral Agreement pursuant to which the Company and its subsidiaries also granted a security interest in substantially all of their respective assets, including intellectual property, to secure their obligations to the RedPath Equityholder Representative.

Pursuant to the Fifth Amendment, the Company is required to make eight installment payments of principal, with each payment equal to $1,333,750, together with accrued and unpaid interest, if any. The first payment is due on December 31, 2016, and subsequent payments are to be made on the first day of each fiscal quarter, beginning on April 1, 2017. If not paid sooner, all principal and accrued interest will be due and payable on October 1, 2018.

The Fifth Amendment also amends the Note to add as an event of default the failure of the Company to maintain a minimum net cash balance from operations of no less than $400,000, excluding proceeds from borrowed money, at the end of every week. The Fifth Amendment provides that so long as an event of default does not exist and would not exist under the Note or under the Credit Agreement, after giving effect to any draw on the Credit Agreement, and the Company has maintained a minimum net cash balance from operations of no less than $400,000, excluding proceeds from borrowed money, at the end of every week at the time of any such draw, the Company shall have the right to make borrowings under the Credit Agreement, provided the RedPath Equityholder Representative is given notice of any draw at least one business day prior to such draw. The Fifth Amendment also contains a reporting requirement for the Company to provide to the RedPath Equityholder Representative, on a weekly basis, a 13-week cash flow forecast commencing November 22, 2016.

The foregoing summary of the Fifth Amendment is not complete and is subject to and qualified in its entirety by reference to the Fifth Amendment, a copy of which is filed as Exhibit 10.11 to this Form 10-Q and is incorporated herein by reference.

Commerce Health Ventures, L.P., an affiliate of NewSpring Capital, was a stockholder of RedPath and serves as the RedPath Equityholder Representative. In connection with the Company’s acquisition of RedPath, the Company entered into a Contingent Consideration Agreement with the RedPath Equityholder Representative, the Company issued the Note, and the Company assumed a liability for a January 2013 settlement agreement entered into by RedPath with the Department of Justice. From October 30, 2015 to September 13, 2016, Kapila Ratnam, a partner at NewSpring Capital, served as a director of the Company. Additional information regarding these transactions can be found in the Company’s filings with the U.S. Securities and Exchange Commission.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2016.

10.2

Credit Agreement and Security Agreement, dated as of September 28, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and SCM Specialty Finance Opportunities Fund, L.P. is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016.

10.3

Intercreditor Agreement, dated as of September 28, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and RedPath Equityholder Representative, LLC and acknowledged and agreed to by Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and Interpace Diagnostics Corporation is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016.

10.4

Third Amendment To Non-Negotiable Subordinated Secured Promissory Note, dated as of September 30, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016.

10.5*

Management Engagement Letter, effective as of October 11, 2016, by and between Early Financial Consulting, LLC and Interpace Diagnostics Group, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016.

10.6*

Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2016.

10.7*

Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and James Early is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2016.

10.8*	Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2016.

10.9

Fourth Amendment To Non-Negotiable Subordinated Secured Promissory Note, dated as of October 31, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2016.

10.10*

Employment Agreement, dated as of October 28, 2016, by and between Interpace Diagnostics Group, Inc. and Jack E. Stover is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2016.

10.11

Fifth Amendment To Non-Negotiable Subordinated Secured Promissory Note, dated as of November 16, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC is filed herewith

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

101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

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

Date: November 17, 2016	Interpace Diagnostics Group, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer

(Principal Executive Officer)

/s/ James Early
James Early
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)