Form 10-K
period 2016-12-31
Interpace Diagnostics Group, Inc.
filed 2017-03-31
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,349,502 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2017, 6,723,709 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days of the end of the fiscal year ended December 31, 2016, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

* The information required under this item is to be contained in the Proxy Statement for the registrant’s annual meeting of stockholders, and is incorporated herein by reference. It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2017.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “could,” “may,” “will,” “can,” “can have,” “likely,” the negatives thereof or similar words and expressions.  These forward-looking statements are contained throughout this Form 10-K, including, but not limited to, statements found in Part I – Item 1 – “Business” and Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•

our ability to meet the remaining legacy obligations of our Commercial Services, or CSO, business previously sold or to meet the acquisition indebtedness related to acquiring our molecular diagnostics businesses;

•

our ability to comply with the requirements of those certain Senior Secured Promissory Notes, dated as of March 23, 2017, or the Exchanged Notes, by us and our subsidiary, Interpace Diagnostics, LLC, or Interpace LLC, in favor of the institutional investor, or the Investor;

•	the risk of not making our balloon payment of principal and interest due the Investor on June 22, 2018 and the impact on our business;
•	the risk of substantial dilution to our stockholders if the Exchanged Notes are converted or exchanged for shares of our common stock;
•	the risk of mark-to-market accounting on a quarterly basis for the life of the Exchanged Notes which may impose additional variability in our financial results;
•	our ability to obtain further financing or redeem, convert or exchange the remaining Exchanged Notes into equity;
•	product liability claims against us;
•	our involvement in current and future litigation against us;
•

the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration, or the FDA, environment as it relates to molecular diagnostics;

•	the effect of potential adverse findings resulting from regulatory audits of our billing practices and the impact such results could have on our business;
•	our exposure to environmental liabilities as a result of our business;
•	the susceptibility of our information systems to security breaches, loss of data and other disruptions;
•	our ability to enter into effective electronic data interchange arrangements with our customers
•	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;
•	our ability to attract and retain qualified sales representatives and other key employees and management personnel;
•	competition in the segment of the molecular diagnostics industry in which we operate or expect to operate;
•	our ability to obtain additional funds in order to implement our business models and strategies;

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

•	the results of any future impairment testing for other intangible assets;
•	our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such items on our revenues, profitability and ongoing business;
•	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;
•

our ability to maintain our listing with The Nasdaq Capital Market, despite our having received notices of non-compliance, including for failing to have three independent audit committee members and failing to meet the stockholders’ equity requirement;

•	the effect of material weaknesses in our disclosure controls and procedures and internal controls;
•	failure of third-party service providers to perform their obligations to us; and
•	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings.

Please see Part I - Item 1A – “Risk Factors” of this Form 10-K, as well as other documents we file with the U.S. Securities and Exchange Commission, or the SEC, from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations and from the forward-looking statements discussed herein.  Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of this Form 10-K and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

Company Overview

We are a fully integrated commercial company that provides clinically useful molecular diagnostic tests and pathology services for improved patient diagnosis and management. We develop and commercialize molecular diagnostic tests and related first line assays principally focused on early detection of high potential progressors to cancer and leverage the latest technology and personalized medicine for improved patient diagnosis and management. We currently have three commercialized molecular diagnostic assays in the marketplace for which we are reimbursed by Medicare and multiple private payors: PancraGEN®, a pancreatic cyst and pancreaticobiliary solid lesion molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy; and ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary gene expression assay. We are also in the process of “soft launching” while we gather additional market data, BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that utilizes our PathFinder platform.

Our mission is to provide personalized medicine through molecular diagnostics and innovation to advance patient care based on rigorous science. We are leveraging our Clinical Laboratory Improvement Amendments, or CLIA, certified and College of American Pathologists, or CAP, accredited laboratories to develop and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genetic and other molecular mutations that are associated with gastrointestinal and endocrine cancer. Our customers consist primarily of physicians, hospitals and clinics.

With the completion of the sale of substantially all of our contract sales organization (CSO) business in December 2015 and transition of related activities through September 2016, we are now concentrating our efforts on our molecular diagnostics business by offering solutions for determining the presence of certain cancers to clinicians and their patients as well as providing prognostic pre-cancerous information, which we believe to be an expanding market opportunity. The global molecular diagnostics market is estimated to be $6.45 billion and is a segment within the approximately $60 billion in vitro diagnostics market. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional coverage and reimbursement, maintaining our current reimbursement and supporting revenue growth for our three commercialized innovative tests, introducing related first line product and service extensions, as well as expanding our business by developing and promoting synergistic products, like BarreGEN®, in our market.

In March 2016, we announced that we implemented a broad-based program to maximize efficiencies and cut costs as we focus on improving cash flows and profitability while completing our transition to a standalone molecular diagnostics business. In addition to reducing headcount, we realigned our compensation structure, consolidated positions, eliminated programs and development plans that did not have near term benefits, and streamlined and right-sized operating systems while reducing overhead. This was done while supporting the transition of our CSO business to the buyer of that business and continuing to shut-down less profitable CSO contracts that were not part of the sale of that business.

In August 2016, we announced that the New York State Department of Health had reviewed and approved ThyraMIR®, the Company’s micro RNA gene-expression based test, for use in New York State. New York State accounts for approximately 5% of the 600,000 Thyroid Fine Needle Aspirate, or FNA, biopsies performed in the U.S. annually according to Thyroid Disease Manager. With this final approval ThyraMIR® is now available to patients across the U.S.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

In October 2016, we announced that the New York State Department of Health had reviewed and approved for use ThyGenX®, our NextGen Sequencing oncogene panel for thyroid nodules. The New York State approval of ThyGenX® enables us to test specimens from patients in New York and therefore, enables us to market both ThyGenX® and ThyraMIR® together in that state. As ThyGenX® always precedes the running of ThyraMIR®, approximately 80 of ThyGenX® cases warranting reflex to a more sophisticated RNA assessment via ThyraMIR®. Of the several states that require special licensure to provide testing to patients who reside in their jurisdiction, New York was the final state to issue a license.

Also, in October 2016, we announced completion and the validation and launch of two new thyroid services, further expanding our comprehensive support of physicians and health care institutions servicing thyroid patients. Our new cytopathology service is designed to assist physicians and clinics that prefer to have the initial FNA biopsy assessed by an independent third party versus having it performed on site.

We have been successfully expanding the reimbursement of our products in 2016. In summary, three of our molecular diagnostics are now covered by Medicare. Specifically we have made the following progress with payors in 2016:

● In December 2016, we announced that Aetna, the third largest health plan in the United States, agreed to cover our ThyraMIR® test, the first micro RNA classifier made available for improving the diagnosis of indeterminate thyroid nodules, for all of Aetna’s approximately 46 million members nationwide, with coverage effective immediately. Our ThyGenX® and ThyraMIR® thyroid assays are now covered for approximately 200 million patients nationwide, including through Medicare, national and regional health plans.

● In April 2016, we announced that we received coverage for all of our products by Galaxy Health Network, a national managed care provider with over 3.5 million covered lives. Galaxy Health Network’s Preferred Provider Organization includes a network of over 400,000 contracted physicians, 2,700 hospitals and 47,000 ancillary providers.

● In April 2016, we also announced new coding by Novitas Solutions, Inc., or Novitas Solutions, for PancraGEN®. Novitas Solutions has assigned a new molecular Current Procedural Terminology, or CPT, code to its PancraGEN® test for pancreatic cysts. Prior to this coding change, the test was covered under a miscellaneous chemistry code, which is used for billing a wide range of tests across the laboratory industry and does not effectively differentiate between technologies that have significantly different features and offer unique benefits to patients with specific diseases.

● In February 2016, we announced that we received Medicare approval for coverage of ThyraMIR®. As a result, ThyraMIR® is now accessible to more than 50 million Medicare covered patients nationwide effective December 14, 2015. ThyGenX® is already covered by Medicare. Therefore, the addition of coverage for ThyraMIR® provides Medicare covered patients the benefits of the ThyGenX®/ThyraMIR® combination test.

● In January 2016, we announced that our Medicare administrative carrier, or MAC, Novitas Solutions, issued a new local coverage determination, or LCD, for PancraGEN®. The LCD provides the specific circumstances under which PancraGEN® is covered. The new policy is non-conditional and may improve the efficiency of the testing process for doctors and patients. The LCD covers approximately 55 million patients, bringing the total patients covered for PancraGEN® to nearly 68 million.

Corporate Information

We were originally incorporated in New Jersey in 1986 and began commercial operations as a CSO in 1987. In connection with our initial public offering, we reincorporated in Delaware in 1998. We currently operate under one operating segment, which is our molecular diagnostic business. We conduct our business through our wholly-owned subsidiaries, Interpace LLC, which was formed in Delaware in 2013, and Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc.), which was formed in Delaware in 2007. Our executive offices are located at Morris Corporate Center 1, Building A, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (855) 776-6419.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Our Business

We are developing and commercializing molecular diagnostic tests principally focused on early detection high potential progressors to cancer and leveraging the latest technology and personalized medicine for patient diagnosis and management. We currently have three commercialized molecular diagnostic assays in the marketplace for which we are reimbursed by Medicare and multiple private payors: PancraGEN®, a pancreatic cyst and pancreaticobiliary solid lesion molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy; and ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary gene expression assay. We are also in the process of “soft launching” while we gather additional market data, BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that utilizes our PathFinder platform.

Our mission is to provide personalized medicine through molecular diagnostics and innovation to advance patient care based on rigorous science. We are leveraging our CLIA certified and CAP accredited laboratories to develop and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genetic and other molecular mutations that are associated with gastrointestinal and endocrine cancer. Our customers consist primarily of physicians, hospitals and clinics.

With the completion of the sale of substantially all of our CSO business in December 2015 and transition of related activities through September 2016, we are now concentrating our efforts on our molecular diagnostics business by offering solutions for determining the presence of certain cancers to clinicians and their patients as well as providing prognostic pre-cancerous information, which we believe to be an expanding market opportunity. The global molecular diagnostics market is estimated to be $6.45 billion and is a segment within the approximately $60 billion in vitro diagnostics market. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional coverage and reimbursement, maintaining our current reimbursement and supporting revenue growth for our three commercialized innovative tests as well as expanding our business by developing and promoting synergistic products, like BarreGEN®, in our market.

Strategy

Our primary goal now is to build a leading oncology diagnostics business focused on gastrointestinal and endocrine cancer markets. We seek to grow our molecular diagnostics business both organically as well as by selective partnering. The key elements of our strategy to achieve this goal include:

•	Continuing to deleverage our balance sheet and improve liquidity;

•	Leveraging our predictable gastrointestinal and endocrinology businesses, PancraGEN®, ThyGenX® and ThyraMIR® and focusing on personalized medicine and early intervention related to cancer risk;

•

Expanding our soft launch of BarreGEN®, our esophageal cancer risk classifier for Barrett’s Esophagus that utilizes our PathFinder platform, to continue to gather data and seek key reimbursement support while seeking larger partners to collaborate with us and speed up full market introduction;

•	Targeting synergistic product and service opportunities to distribute through our commercial structure;

•	Developing and commercializing other related first-line assays and service offerings to assist in the awareness of our current products and services;

•	Expanding our sales staff appropriately while supporting our products with high quality data and studies and seeking dependable and appropriate reimbursement rates; and

•	Improving our awareness and opportunities in the public markets.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Recent Business Developments

Blue Cross Blue Shield Agreement

On January 3, 2017, we announced that we had entered into an agreement with the Blue Cross Blue Shield (BCBS) Association’s Center for Clinical Effectiveness “Evidence Street”, a program that provides us with the opportunity to provide available evidence for our molecular Thyroid and Pancreas tests, to support further coverage determinations among Blue Cross Blue Shield and other health plans.

International Expansion – Agreement with Best Med Opinion Ltd

On January 20, 2017, we announced that we had entered into an agreement with Best Med Opinion Ltd, or Best Med, of Tel Aviv, Israel, a provider of second opinion and clinical services for physicians and patients in Israel and several other countries. As part of this agreement, effective February 1, 2017, Best Med will provide physicians and patients with information regarding our ThyGenX®, ThyraMIR®, and PancraGEN® tests, and when these tests are selected to support and inform treatment decisions, Best Med will manage the logistics associated with collecting and shipping samples to our CLIA certified, CAP accredited laboratories and report results back to the ordering physician. The agreement designates Best Med as the exclusive provider of our products for the country of Israel, and under the agreement, providers in Israel will be able to order all of our marketed molecular diagnostic products. The agreement is part of our international expansion efforts to leverage the opportunities for our products outside the U.S. market.

Reporting Segments

We currently operate under one operating segment, which is our molecular diagnostic business. Until December 22, 2015 prior to the sale of the CSO business, we operated under two reporting segments: Commercial Services and Interpace Diagnostics. The CSO business is reported as discontinued operations for the periods ended December 31, 2015 and 2016.

Our Business

In August 2014, we acquired certain assets from Asuragen Inc., or Asuragen, in the endocrine and thyroid cancer sectors, and in October 2014, we acquired our pancreatic and gastrointestinal assets from RedPath Integrated Technologies Inc., or RedPath. In December 2015, we sold the majority of the assets of our CSO business and became a dedicated molecular diagnostics and related first line assays, company.

We are now a molecular diagnostics company that is focused on improving patient care by resolving diagnostic uncertainty with evidence that is trustworthy and actionable. Our products and services uniquely combine genomic technology, clinical science and pathological review to provide answers that give physicians and patients a clear path forward and help avoid risky, costly surgeries that are often unnecessary.

Our goal is to drive shareholder value by improving patient outcomes and reducing the cost of healthcare.

The role of molecular diagnostic information in medical practice is evolving rapidly. The diagnosis of complex diseases as well as the role of molecular diagnostics in treatment decisions continue to expand to complement the evaluation performed by pathologists. Information at the molecular level enables one to understand more fully the makeup and specific subtype of disease to improve diagnosis. In many cases, the molecular diagnostic information derived can ultimately help guide treatment decisions as part of the standard of care.

We deploy biomarker analysis combined with microRNA expression to improve diagnostic clarity for cancer. In our thyroid and pancreatic cancer indications, diagnosis can be ambiguous and can lead to indeterminate first line assessments and uncertainty among physicians regarding how to effectively treat patients. Accordingly, physicians may often select surgery due to lack of confirmation of disease progression. Our tests are designed to provide clarity of diagnosis that can in turn guide treatment decisions often, eliminating costly, risky surgeries and other unnecessary medical procedures, improving the lives of patients and saving the healthcare system money.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Patients typically access our tests through their physician during the diagnostic process. All of our testing services are made available through our clinical reference laboratories located in Pittsburgh, Pennsylvania and New Haven, Connecticut, which are each CLIA certified and CAP accredited.

The published evidence supporting our tests demonstrates the robustness of our science and clinical studies. Patients and physicians can access our full list of publications on our website. We continue to build upon our extensive library of clinical evidence. We also expect to continue expanding our offerings in gastrointestinal and endocrinology cancers, as well as other cancer indications that we believe will benefit from our technology and approach.

We believe our focus on developing clinically useful tests that change patient care is enabling the company to continue to expand.in this marketplace. Our thyroid assays, ThyGenX® and ThyraMIR®, are covered by our MAC, Novitas Solutions, and are now covered for more than 200 million people in the U.S. for use in thyroid cancer diagnosis. Our thyroid assay, PancraGEN®, for pancreatic cancer is also covered by Novitas Solutions and is now covered for more than 97 million people in the US.

Background

The global molecular diagnostics market is estimated to be $6.45 billion and is a segment within the approximately $60 billion in vitro diagnostics market.

The molecular diagnostics segment is highly fragmented with numerous science-based companies that have developed clinical tests that are on the market or ready or near ready to be marketed. A vast majority of these companies have very limited experience bringing a test to market and many of them do not have the capital to build an infrastructure to effectively commercialize their tests. Due to their complexity, most molecular diagnostic tests require a specialized go-to-market strategy that includes messaging to physicians, hospitals and potentially patients and managed care organizations. Additionally, robust data and clinical studies are often necessary to demonstrate to physicians and managed care organizations the benefit and utility of the assays offered. We believe that developing and delivering these kinds of messages is one of our core strengths.

Oncology, which represents the third largest segment after infectious disease and blood screening, is one of the fastest growing segments of the molecular diagnostics market. The Centers for Medicare and Medicaid Services, or CMS, of the Department of Health and Human Services estimated in June 2014 that there were more than 5,900 independent clinical reference laboratories and specialty clinics, and more than 8,900 hospital-based laboratories, in the United States.

Our Molecular Diagnostic Tests

We are developing and commercializing molecular diagnostic tests to detect genetic alterations that are associated with gastrointestinal and endocrine cancer risk, which are principally focused on early detection of high potential progressors to cancer. Our tests assist healthcare providers in distinguishing between patients at risk for progression to cancer versus non-progressors. Thus, as part of a comprehensive diagnostic and treatment plan, our tests allow healthcare providers to determine whether surgery or surveillance is most appropriate. We, therefore, believe our tests can help identify patients at high risk for cancer. We also believe our tests can avoid unnecessary surgeries in those at low risk, thereby reducing healthcare costs and potential risks associated with surgery.

We offer PancraGEN®, a molecular diagnostic test designed for determining risk of malignancy in pancreatic cysts and solid pancreaticobiliary lesions, ThyGenX®, a next-generation sequencing test in combination with ThyraMIR®, a novel microRNA gene expression classifier, designed to assist physicians in distinguishing between benign and malignant genotypes in indeterminate thyroid nodules, and BarreGEN®, an assay for evaluating Barrett’s Esophagus, an esophageal cancer risk classifier, which we distribute today to limited customers while we gather additional data, perform clinical studies, seek initial reimbursement and are looking for collaboration partners.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Gastrointestinal Cancer Tests

Our current gastrointestinal cancer risk diagnostic test, PancraGEN® is based on our PathFinderTG platform, or PathFinder. PathFinder is designed to use advanced clinical algorithms to accurately stratify patients according to risk of cancer by assessing panels of DNA abnormalities in patients who have pancreaticobiliary lesions (cysts or solid masses) with potential for cancer. PathFinder is supported by our state of the art CLIA certified, and CAP accredited laboratory in Pittsburgh, Pennsylvania. Our Pittsburgh laboratory is our major commercial-scale and development Center of Excellence where we process the majority of our current and future oncology related tests, and we support our gastrointestinal development activities through this laboratory.

Accurate detection of pancreatic cancer risk is crucial. Pancreatic cancer is now the third leading cause of cancer deaths in the U.S. with an average survival rate of five years. PancraGEN® is designed to determine the risk of malignancy in pancreatic cysts and pancreaticobiliary solid lesions. We believe that PancraGEN® is the leading integrated molecular diagnostic test for determining risk of malignancy in pancreatic cysts currently available on the market. We currently estimate that the immediate addressable market for PancraGEN® is approximately 150,000 indeterminate cysts annually or approximately $350 million annually based on the current size of the patient population and current and anticipated reimbursement rates. To date, PancraGEN® has been used in about 30,000 clinical cases. The National Pancreatic Cyst Registry study published in Endoscopy in 2015 demonstrated the clinical validity of PancraGEN® and that it more accurately determined the malignant potential of pancreatic cysts than the Sendai 2012 EUS criteria for detection of malignant pancreatic cystic lesions in the context of routine clinical care. The vast majority of all surgeries for pancreatic cysts are for benign disease. The American College of Gastroenterology (ACG) 2015 Guidelines support the basic principle that too many pancreatic surgeries are being performed unnecessarily on benign lesions. In addition, the 2016 guidelines published by the American Society of Gastroenterology Endoscopy (ASGE) included a specific recommendation for use of PancraGEN® in specific circumstances where other types of testing and analysis have not provided sufficient data on which to determine the best course of action for patient treatment. Accordingly, we believe that PancraGEN® provides a highly reliable diagnostic option for distinguishing between patients with pancreatic cysts who are at low or high risk for developing pancreatic cancer.

We have also developed a cancer risk diagnostic assay, BarreGEN®, which is designed to evaluate patients with Barrett’s esophagus, an upper gastrointestinal condition that can progress into esophageal cancer. BarreGEN®, which utilizes our PathFinder platform, is distributed today on a limited basis while we gather additional data, perform clinical studies, seek initial reimbursement and are looking for collaboration partners. We preliminarily estimate that the total market is approximately $2 billion annually based on the current size of the patient population and anticipated reimbursement rates comparable to those received currently for PancraGEN® for pancreatic cysts. We are planning to expand our initial soft launch of BarreGEN® in 2017 and seek to partner this product for development and marketing with a larger partner in the gastrointestinal diagnostic market.

Endocrine Cancer Tests

We currently market and sell a dual platform endocrine cancer risk diagnostic test. The incidence of thyroid nodules is on the rise. ThyGenX® is a next generation DNA and RNA sequencing oncogene panel and when applied to indeterminate FNA, provides a highly specific “rule-in” test with over 80% positive predictive value in predicting whether a patient’s thyroid nodule is cancerous. ThyGenX® works synergistically with our second endocrine cancer diagnostic test ThyraMir®, which is based on microRNA and is designed to provide a highly sensitive “rule-out” test to accurately categorize a mutation negative indeterminate FNA as being benign or malignant. Our testing is performed in our state of the art CLIA certified, CAP accredited laboratories in Pittsburgh, Pennsylvania and New Haven, Connecticut. We estimate the total market for our endocrine cancer diagnostic tests is approximately $350 million annually based on the current size of the patient population, estimated numbers of indeterminate FNAs and current and anticipated reimbursement rates. ThyGenX® is used by some customers as a base line oncogene panel assessment and approximately 80% of such users will reflex to also using ThyraMIR® as a more specific evaluation.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Endocrinologists evaluate thyroid nodules for possible cancer by collecting cells through FNAs that are then analyzed by cytopathologists to determine whether or not a thyroid nodule is cancerous. It is estimated that up to 20% or up to approximately 100,000 of FNAs analyzed annually yield indeterminate results, meaning they cannot be diagnosed as definitely being malignant or benign by cytopathology alone. Traditionally, guidelines recommended that some patients with indeterminate cytopathology results undergo surgery to remove all or part of their thyroid to obtain an accurate diagnosis by looking directly at the thyroid tissue. Historically, in approximately 70% to 80% of these cases, the thyroid nodule proves to be benign. In addition to exposing a patient to unnecessary surgical risk and incurring costs, surgery can lead to a lifetime of thyroid hormone replacement therapy. Our ThyGenX® and ThyraMir® assays, are aimed at significantly improving the ability of physicians to determine an accurate diagnosis of an indeterminate FNA result.

Research and Development

We conduct most of our research and development activities at our CLIA certified and CAP accredited laboratories in Pittsburgh, Pennsylvania and New Haven, Connecticut. Our research and development efforts currently focus on providing data and clinical trials and analyses necessary to support our existing products on the market. Additionally our research and development activities provide product line extension of our existing products as well as new product opportunities utilizing our proprietary platforms.

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

Marketing

Our commercialization efforts are currently focused in Endocrinology and Gastroenterology.  Communication of our molecular diagnostic marketing messaging and value proposition are done principally through our two field based sales teams of approximately 10 representatives each in Endocrinology and Gastroenterology. Additionally we communicate through print, digital advertising, a web presence, peer-reviewed publications, and trade show exhibits. We believe that our molecular diagnostic tests provide value to payors, physicians and patients by lowering healthcare costs through avoidance of unnecessary surgeries, reducing the morbidity associated with unnecessary surgeries for patients, and providing better diagnostic and prognostic insights to physicians. We support the value propositions of our molecular diagnostic tests through rigorous science that demonstrates their clinical and analytical validity as well as their clinical utility, which demonstrates how they actually impact physicians’ decisions.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Intellectual Property

Patents, trademarks and other proprietary rights are important to us. We generate our own intellectual property and hold numerous patents and patent applications covering our existing and future products and technologies. As of December 31, 2016, we owned one issued United States Patent and three issued patents, one each in Australia, Europe (validated in Germany, France, United Kingdom, and Ireland) and Japan and nine pending patent applications in the United States and seven pending patent applications in Europe, Australia, Brazil, Canada, Israel and Japan. Provided all maintenance fees and annuities are paid, our issued United States patent expires in 2034 and our foreign patents expire in 2027, and our pending patent applications, if issued, are expected to expire between 2027 and 2032, absent any disclaimers, adjustments or extensions. On March 29, 2017 we were notified by the European Patent Office that our EP patent #1410739.2 for diagnosing thyroid cancer from a sample based upon at least MIR-375 was issued and, provided all maintenance fees and annuities are paid, expires in 2031. Our patents are directed to certain of the technologies relating to detecting, diagnosing, and classifying thyroid tumors, pancreatic cysts and other forms of gastrointestinal disorders, such as Barrett's esophagus.

We also rely on a combination of trade secrets and proprietary processes to protect our intellectual property. We enter into non-disclosure agreements with certain vendors and suppliers to attempt to ensure the confidentiality of our intellectual property. We also enter into non-disclosure agreements with our customers. In addition, we require that all our employees sign confidentiality and intellectual property assignment agreements.

In addition to our own molecular diagnostic test development efforts, we are currently using, and intend to use in the future, certain tests and biomarkers that have been developed by third parties or by us in collaboration with third parties. While a significant amount of intellectual property in the field of molecular diagnostic tests is already in the public domain, ThyraMIR®, ThyGenX®, PancraGEN® and some of the future tests developed by us, or by third parties on our behalf for use in our tests, may require, that we license the right to use certain intellectual property from third parties and pay customary royalties or make one time payments.

On August 13, 2014, the Company, consummated an agreement to acquire certain fully developed thyroid and other tests in development for thyroid cancer, associated intellectual property and a biobank with more than 5,000 patient tissue samples, or the Acquired Property Asuragen, pursuant to an asset purchase agreement, or the Agreement. The Company paid $8.0 million at closing and paid an additional $0.5 million to Asuragen for certain integral transition service obligations set forth in a transition services agreement, entered into concurrently with the Agreement. The Company also entered into two license agreements with Asuragen relating to the Company’s ability to sell the fully developed diagnostic tests and other tests in development for thyroid cancer. Under the Asuragen License Agreement, we owed a $500,000 milestone payment, all of which was paid in installments throughout 2016 and paid in full as of January 13, 2017. We are further obligated to pay royalties on the future net sales of the miRInform® pancreas platform for a period of ten years following a qualifying sale, on the future net sales of the miRInform® thyroid platform through August 13, 2024 and on certain other thyroid diagnostics tests for a period of ten years following a qualifying sale.

Additionally, we have a broad and growing trademark portfolio. We have secured trademark registrations for the marks PancraGEN®, BarreGEN® and miRInform® in the United States, and miRInform® with the World Intellectual Property Organization. We also have pending trademark applications for our other molecular diagnostic tests in the United States.

Competition

We compete on the basis of such factors as reputation, service quality, management experience, performance record, customer satisfaction, ability to respond to specific customer needs, integration skills, product portfolio, and price.  Increased competition and/or a decrease in demand for our services or molecular diagnostic tests may also lead to other forms of competition.  We believe that our business has a variety of competitive advantages that allow us to compete successfully in the marketplace.  While we believe we compete effectively with respect to each of these factors, certain of our competitors are substantially larger than us and have greater capital, personnel and other resources than we have. Many of our competitors also offer broader product lines outside of the molecular diagnostic testing market, and many have greater brand recognition than we do. Moreover, our competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue.  Increased competition may lead to pricing pressures and competitive practices that could have a material adverse effect on our market share and our ability to attract new business opportunities as well as our business, financial condition and results of operations.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

We also compete with physicians and the medical community who use traditional methods to diagnose gastrointestinal and endocrine cancers. In many cases, practice guidelines in the United States have recommended therapies, surveillance or surgery to determine if a patient’s condition is malignant or benign. As a result, we believe that we will need to continue to educate physicians and the medical community on the value and benefits of our molecular diagnostic tests in order to change clinical practices and continue to support the use of molecular diagnostic tests in clinical guidelines.

Specifically, in regard to our thyroid diagnostic tests, Veracyte, Inc., or Veracyte, has a molecular thyroid nodule cancer diagnostic test (Afirma) that is the current market leader and competes with our ThyGenX® and ThyraMir® tests. Quest Diagnostics Incorporated, or Quest, currently offers a diagnostic test similar to the earlier version of our ThyGenX test and recently announced an agreement to distribute the Affirma test in partnership with Veracyte. CBLPath, Inc., or CBL, is offering a diagnostic test that analyzes genetic alterations using next-generation sequencing and in 2016 Rosetta Genomics introduced a thyroid cancer micro RNA assay. Other competitors include Rosetta Genomics, Accelerate Diagnostics, Inc., Cancer Genetics, Inc., Genomic Health Inc., NeoGenomics Inc. and Trovagene, Inc.

We are currently not aware of any direct competitors to PancraGEN® that integrate clinical, imaging, cytology, and molecular information to stratify patients' risk for malignancy and inform physicians on the best course of action, i.e. surgery or surveillance and surveillance interval length. Recently, University of Pittsburgh Medical Center began offering PanSeq, a Next Generation Sequencing "gene only" panel that focuses on the analysis of mutations in four oncogenes and three tumor suppressor genes, most of which may help establish the type of pancreatic cyst present and some of which may help establish the presence of malignancy. All but one of these related genomic regions are included in PancraGEN®.  This laboratory test however does not integrate any additional information to fully characterize a patient's risk for pancreatic cancer.  Importantly, there has been no long-term clinical validation or utility studies completed on any gene panel for pancreatic cyst fluid other than that associated with PancraGEN®. PancraGEN® has been validated in multiple studies and peer reviewed publications and has been used in over 30,000 patients. Notably, the Company has validated and is currently planning the 2017 launch of a DNA only version of PancraGEN®, known as PanDNA™.

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

We are aware of companies that are in the process of developing assays and laboratory development tests for Barrett’s esophagus, such as Cernostics Inc. In addition, NeoGenomics, Inc. is marketing a Barrett’s assay, so it is likely that this space will be competitive in the future.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

In addition to CLIA certification, we are required to maintain State licenses to conduct testing in our Pittsburgh and New Haven laboratories. Pennsylvania, New York and Connecticut laws require that we maintain a license and establish standards for the day-to-day operation of our clinical reference laboratories in Pittsburgh and New Haven. In addition, our clinical reference laboratory is required to be licensed on a test-specific basis by California, Florida, Maryland, New York (on a test-specific basis) and Rhode Island. California, Florida, Maryland, New York and Rhode Island laws also mandate proficiency testing for laboratories licensed under the laws of each respective State regardless of whether such laboratories are located in California, Florida, Maryland, New York or Rhode Island. On September 26, 2016 we received approval for our ThyGenX® test in New York. We are currently approved to perform ThyGenX®, ThyraMIR®, PancraGEN® and BarreGEN® in all states including the state of New York. If we were to lose our CAP Accreditation, CLIA certificate or State licenses for our laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular diagnostic tests, which would eliminate a source of revenue, this could have a material adverse effect on our business, financial condition and results of operations.

Our Pittsburgh and New Haven laboratories are also subject to licensing and regulation under Federal, State and local laws relating to hazard communication and employee right-to-know regulations, and the safety and health of laboratory employees. Additionally, our Pittsburgh and New Haven laboratories are subject to applicable Federal and State laws and regulations and licensing requirements relating to the handling, storage and disposal of hazardous waste, and laboratory specimens, including the regulations of the Environmental Protection Agency, the Department of Transportation, and the National Fire Protection Agency. The regulations of the United States Department of Transportation, Public Health Service and Postal Service apply to the surface and air transportation of laboratory specimens.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Potential U.S. Food and Drug Administration Regulation of Diagnostics Tests

Both United States Federal and State governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. As indicated by work plans and reports issued by these agencies, the Federal government will continue to scrutinize, among other things, the marketing, labeling, promotion, manufacturing and export of molecular diagnostic tests. While subject to oversight by CMS through its enforcement of CLIA, the FDA has claimed regulatory authority over all laboratories that produce LDTs, a type of in vitro diagnostic test that is designed, manufactured and used within a single laboratory. The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used in clinical laboratories to perform diagnostic testing in the United States.

The FDA has generally exercised enforcement discretion over all LDTs. However, in October 2014, the FDA issued two draft guidance documents: “Framework for Regulatory Oversight of Laboratory Developed Tests,” which provided an overview of how the FDA would regulate LDTs through a risk-based approach, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests,” which provided guidance on how the FDA intends to collect information on existing LDTs, including adverse event reports. Pursuant to the Framework for Regulatory Oversight draft guidance, LDT manufacturers would be subject to medical device registration, listing, and adverse event reporting requirements. LDT manufacturers would be required to either submit a pre-market application and receive the FDA’s approval before an LDT may be marketed or submit a pre-market notification in advance of marketing. The Framework for Regulatory Oversight draft guidance states that within six months after the guidance documents are finalized, all laboratories will be required to give notice to the FDA and provide basic information concerning the nature of the LDTs offered. If the FDA were to regulate LDTs as proposed under the 2014 draft guidance documents, then it would classify LDTs into one of three classes according to the current system used to regulate medical devices. Class I devices are those for which reasonable assurance of the safety and effectiveness can be provided by adherence to the FDA’s general regulatory controls for medical devices. Class II devices are subject to the FDA’s general controls, and any other special controls as deemed necessary by the FDA to provide reasonable assurance of the safety and effectiveness of the devices. Class III devices are those devices which are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. Under the guidance documents, LDTs would also be subject to significant post-market requirements as well.

On November 18, 2016, however, the FDA announced that it would not release the final guidance at this time and instead would continue to work with stakeholders, the new administration and Congress to determine the right approach. On January 13, 2017, the FDA released a discussion paper on LDTs outlining a possible risk-based approach for FDA and CMS oversight of LDTs. According to the 2017 discussion paper, previously marketed LDTs would not be expected to comply with most or all FDA oversight requirements (grandfathering), except for adverse event and malfunction reporting. In addition, certain new and significantly modified LDTs would not be expected to comply with pre-market review unless the agency determines certain tests could lead to patient harm. Since LDTs currently on the market would be grandfathered in, pre-market review of new and significantly modified LDTs could be phased-in over a four-year period, as opposed to the nine years proposed in the Framework for Regulatory Oversight draft guidance. In addition, tests introduced after the effective date, but before their phase-in date, could continue to be offered during pre-market review.

The discussion paper notes that FDA will focus on analytical and clinical validity as the basis for marketing authorization. The FDA anticipates laboratories that already conduct proper validation should not be expected to experience new costs for validating their tests to support marketing authorization and laboratories that conduct appropriate evaluations would not have to collect additional data to demonstrate analytical validity for FDA clearance or approval. The evidence of the analytical and clinical validity of all LDTs will be made publically available. LDTs are encouraged to submit prospective change protocols in their pre-market submission that outline specific types of anticipated changes, the procedures that will be followed to implement them and the criteria that will be met prior to implementation.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Despite the FDA decision to not release the guidance at this time, it can choose to regulate LDTs at any time. Failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. We are monitoring developments and anticipate that our products will be able to comply with requirements if ultimately imposed by the FDA. In the meantime, we maintain our CLIA certification of accreditation, which permits the use of LDTs for diagnostics purposes.

Healthcare, Fraud, Abuse and Anti-kickback Laws

The Anti-kickback Law makes it a felony for a person or entity, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any Federal healthcare program. A violation of the Anti-kickback Law may result in imprisonment of up to five years and fines of up to $250,000 for each offense in the case of individuals and $500,000 for each offense in the case of organizations. Convictions under the Anti-kickback Law result in mandatory exclusion from federal healthcare programs for a minimum of five years. In addition, HHS has the authority to impose civil assessments and fines and to exclude healthcare providers and others engaged in prohibited activities from Medicare, Medicaid and other federal healthcare programs. Actions, which violate the Anti-kickback Law, also incur liability under the Federal False Claims Act, discussed in more detail below, which prohibits knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to the U.S. Government.

Although the Anti-kickback Law applies only to federal healthcare programs, a number of states have passed statutes substantially similar to the Anti-kickback Law pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payors. Federal and state law enforcement authorities scrutinize arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals or induce the purchase or prescribing of particular products or services. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between healthcare providers and actual or potential referral sources. Generally, courts have taken a broad interpretation of the scope of the Anti-kickback Law, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals or purchases.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

We do retain healthcare practitioners as key opinion leaders providing consultation in various aspects of the business. These arrangements as any arrangement that includes compensation to a healthcare provider may trigger Federal or State anti-kickback and Stark Law liability. Our arrangements are designed to meet available safe harbors and exceptions provided in the anti-kickback laws and Stark laws, respectively. There is no guarantee that the government will find that these arrangements are designed properly or that they do not trigger liability. Under existing laws, all arrangements must have a legitimate purpose and compensation must be fair market value. These terms require some subjective analysis and there is limited available case law or guidance for the application of these laws to the CLIA Laboratory industry. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law; and there is no guarantee that the government will not have issue with the relationships between the laboratories and the healthcare providers.

HIPAA, Fraud and Privacy Regulations

The Federal government’s efforts to combat fraud in the healthcare setting were consolidated and strengthened under Public Law 104-191, the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA established a comprehensive program to combat fraud committed against all health plans, both public and private by, among other things creating two new Federal offenses: healthcare fraud (18 U.S. Code § 1347) and false statements relating to healthcare matters (18 U.S. Code § 1035). These provisions prohibit: (1) the knowing and willful execution, or attempted execution, of a scheme or artifice (a) to defraud any healthcare benefit program (including private payors), or (b) to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, in connection with the delivery of or payment for healthcare benefits, items, or services; and (2) the knowing and willful (a) falsification, concealment or covering up of a material fact by any trick, scheme or device, or (b) making of any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services. A violation of these provisions is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.

HIPAA, along with the Health Information Technology for Economic and Clinical Health Act and the various regulations promulgated thereunder, also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” The regulations promulgated under HIPAA govern: the Privacy of Individually Identifiable Health Information, restricting the use and disclosure of certain individually identifiable health information (45 C.F.R. §§ 164.500, et seq.); Administrative Requirements for electronic transactions, establishing standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures (45 C.F.R. §§ 162.100, et seq.); Security Standards for the Protection of Electronic Protected Health Information, requiring covered entities to implement and maintain certain security measures to safeguard certain electronic health information (45 C.F.R. §§ 164.302, et seq.); and Breach Notification, requiring covered entities and their business associates to provide notification following a breach of unsecured protected health information (45 C.F.R. §§ 164.400, et seq.). As a covered entity, and also in our capacity as a business associate to certain of our customers, we are subject to these standards. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards entails significant costs for us, and our failure to comply could lead to enforcement action that could have an adverse effect on our business. If we or our operations are found to be in violation of HIPAA or its implementing regulations, we may be subject to potentially significant penalties, including civil and criminal penalties, damages and fines.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

Third Party Coverage and Reimbursement

Our customers bill many different payor groups. The majority of reimbursement dollars for traditional laboratory services are provided by traditional commercial insurance products, most notably preferred provider organizations, or PPOs, and other managed care plans, as well as government healthcare programs, such as Medicare and Medicaid. PPOs, HMOs and other managed care plans typically contract with a limited number of laboratories and then designate the laboratory or laboratories to be used for tests ordered by participating physicians. We are currently an out-of-network provider with most payors, which means we do not have a contract with payors to pay a specific rate for our tests. We are subject to applicable State laws regarding who should be billed, how they should be billed, how business should be conducted, and how patient obligations regarding cost sharing should be handled. In addition, if we become an “in-network” provider for certain payors in the future, we will also be subject to the terms of contracts (which could include reduced reimbursement rates) and may be subject to discipline, breach of contract actions, non-renewal or other contractually provided remedies for non-compliance with the contract's requirements and/or applicable laws.

We generally bill third-party payors and individual patients for testing services on a test-by-test basis. Third-party payors include Medicare, private insurance companies, institutional direct clients and Medicaid, each of which has different billing requirements. Medicare reimbursement programs are complex and ambiguous, and are continuously being evaluated and modified by CMS. Our ability to receive timely reimbursements from third-party payors is dependent on our ability to submit accurate and complete billing statements, and/or correct and complete missing and incorrect billing information. Missing and incorrect information on reimbursement submissions slows down the billing process and increases the aging of accounts receivable. We must bill Medicare directly for tests performed for Medicare patients and must accept Medicare’s fee schedule for the covered tests as payment in full. State Medicaid programs are generally prohibited from paying more than the Medicare fee schedule. Our Pittsburgh and New Haven laboratories have contracted with a healthcare billing services management company to work with our in-house staff and help manage our third-party billing.

Some billing arrangements require us to bill multiple payors, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among various payors; and incomplete or inaccurate billing information provided by ordering physicians). We incur additional costs as a result of our participation in Medicare and Medicaid programs because diagnostic testing services are subject to complex, stringent and frequently ambiguous federal and state laws and regulations, including those relating to coverage, billing and reimbursement. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems. Changes in laws and regulations could further complicate our billing and increase our billing expense. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process and requirements for coverage.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

The majority of our bad debt expense comes from two categories, Medicare Advantage payors, which unlike Medicare or CMS, have coverages that vary according to specific patient health plans and direct-bill invoices to hospital-based laboratories, who may dispute or refuse payment. We are taking, and plan to continue to take, steps to improve our collection rates in these two areas.  The remainder of our bad debt expense is primarily due to missing or incorrect billing information on requisitions received from healthcare providers. Historically, due to the nature of our business, we have performed requested testing and have reported test results regardless of collectability or form of reimbursement. We submit claims for reimbursement on a best efforts basis including the use of a third-party revenue cycle management firm. If at times the billing information is incorrect or incomplete, we subsequently attempt to contact the healthcare provider or patient to obtain any missing information and to rectify incorrect billing information. Missing or incorrect information on requisitions complicates and slows down the billing process and may also impact bad debt expense. The increased use of electronic ordering reduces the incidence of missing or incorrect information, and the company is seeking to electronically integrate with more and more payors and clients.

There are a number of factors that influence coverage and reimbursement for molecular diagnostic tests. In the United States, the American Medical Association assigns specific CPT codes, which are necessary for reimbursement of molecular diagnostic tests. Once the CPT code is established, CMS establishes reimbursement payment levels and coverage rules under Medicaid and Medicare, and private payors establish rates and coverage rules independently. However, the availability of a CPT code is not a guarantee of coverage or adequate reimbursement levels, and the revenues generated from our tests will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels.

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

The Medicare Part B program contains fee schedule payment methodologies for clinical testing services performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. Historically, the Medicare Clinical Laboratory Fee Schedule, or CLFS, has been subject to change. In April 2014, the President signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. PAMA removed CMS’s authority to adjust the CLFS based and established a new method for setting CLFS rates. Implementation of this new method for setting CLFS rates begins in 2017. Under PAMA, laboratories that have more than $12,500 in Medicare revenues from laboratory services and that receive more than 50 percent of their Medicare revenues from laboratory services would report private payor data from January 1, 2016 through June 30, 2016, to CMS between January 1, 2017 and March 31, 2017. CMS will post the new Medicare CLFS rates (based on weighted median private payor rates) in November 2015 and the new rates will be effective beginning on January 1, 2017. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15% per test per year in each of the years 2020 through 2022. CMS has issued draft regulations regarding these changes. Further rule-making from CMS will define the time period and data elements evaluated on an annual basis to set reimbursement rates. Other than our chemistry testing services, our products are defined as Advanced Diagnostic Laboratory Tests (ALDTs) and therefore, we believe the pricing provisions of PAMA do not affect a majority of our marketed molecular diagnostic tests. The only testing for which we bill that is included in the CLFS is our carcinoembryonic antigen (CEA) and Amylase chemistry testing services. For these services, we provided CMS with the median pricing received from all payers in compliance with PAMA regulations.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

Employees

As of March 15, 2017, we had approximately 61 employees.  We are not party to a collective bargaining agreement with any labor union.

Corporate History

We were originally incorporated in New Jersey in 1986 and began commercial operations as a CSO in 1987. In connection with our initial public offering, we reincorporated in Delaware in 1998. We currently operate under one operating segment, which is our molecular diagnostic business. We conduct our business through our wholly-owned subsidiaries, Interpace LLC, which was formed in Delaware in 2013, and Interpace Diagnostics Corporation (formerly known as RedPath Integrated Pathology, Inc.), which was formed in Delaware in 2007. Our executive offices are located at Morris Corporate Center 1, Building A, 300 Interpace Parkway, Parsippany, New Jersey 07054. Our telephone number is (855) 776-6419.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

RISKS RELATING TO OUR BUSINESS

There are substantial doubts about our ability to continue as a going concern due to our operating history of net losses, negative working capital and insufficient cash flows, and lack of liquidity to pay our current obligations and if we are unable to continue our business, our shares may have little or no value.

Our ability to become a profitable operating company is dependent upon our ability to generate revenues and/or obtain financing adequate to support our cost structure. We do not currently have enough cash on hand to meet our obligations over the next twelve months, and we cannot provide our stockholders any assurance that we will be able to raise sufficient funding from the generation of revenue, the sale of our common stock, or through financing to sustain us over the next twelve months.

For the fiscal year ended December 31, 2016, we had an operating loss of $6.4 million. As of December 31, 2016, we had cash and cash equivalents of $0.6 million and current liabilities of $16.2 million. From September 30, 2016 through December 31, 2016, we provided working capital by extending our payables primarily by not making timely payments on current obligations and debt incurred prior to the sale of our CSO business, entering into payment plans, negotiating termination agreements on commitments that were not useful to our current business and not paying certain severance obligations to terminated employees. We completed four public offerings and a private placement of warrants from December 22, 2016 through February 8, 2017, which resulted in aggregate gross proceeds to us of approximately $14.1 million. Of that amount, we used approximately $1.3 million to make the first principal payment on that certain Non-Negotiable Subordinated Secured Promissory Note, dated as of October 31, 2014, as amended, or the RedPath Note, on December 31, 2016 (which RedPath Note has since been acquired by the Investor and exchanged with the Company for the Exchanged Notes) and approximately $1.0 million on February 27, 2017 to satisfy severance obligations due to five former senior executives. The proceeds from the public offerings and private placement have improved our overall cash position. However, we remain in default of certain of our current obligations and certain vendors have either initiated or threatened litigation against us. The Company must also fund its operating deficit until a sustainable level of revenue is achieved. These factors have raised substantial doubts about our ability to continue as a going concern. We may need to attempt to raise additional equity capital by selling shares of common stock or other dilutive or non-dilutive means, if necessary. However, the doubts raised, relating to our ability to continue as a going concern, may make investing in our securities an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Our molecular diagnostics business has limited revenue, and we expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

In 2014, we acquired RedPath and certain assets from Asuragen. As a result, we now offer PancraGEN®, ThyGenX®, and ThyraMIR® and to a limited extent, BarreGEN®. The revenue generated from our molecular diagnostics business was $13.1 million for the fiscal year ended December 31, 2016. For the fiscal year ended December 31, 2016, our molecular diagnostics business had an operating loss of approximately $6.4 million.  Although we expect the revenue generated from our molecular diagnostics business to grow in the future, there can be no assurance that we will achieve revenue sufficient to offset expenses. Over the next several years, we expect to continue to devote resources to increase adoption of, and reimbursement for, our molecular diagnostic tests and to develop and acquire additional diagnostic solutions. However, our business may never achieve or sustain profitability, and our failure to achieve and sustain profitability in the future could have a material adverse effect on our business, financial condition and results of operations.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Our profitability will be impaired by our obligations to make royalty and milestone payments to Asuragen.

In connection with our acquisition of certain assets of Asuragen in 2014, we are obligated to make certain royalty and milestone payments. Under the Asuragen License Agreement, we owed $500,000, all of which was paid in installments throughout 2016 and paid in full as of January 13, 2017. We are further obligated to pay royalties on the future net sales of the miRInform® pancreas platform for a period of ten years following a qualifying sale, on the future net sales of the miRInform® thyroid platform through August 13, 2024 and on certain other thyroid diagnostics tests for a period of ten years following a qualifying sale.

Even if we are able to successfully launch the above referenced diagnostic tests, our profitability will be impaired by our obligations to make royalty and milestone payments to Asuragen. Although we believe, under such circumstances, that the increase in revenue will exceed the corresponding royalty and milestone payments, our obligations to Asuragen could have a material adverse effect on our business, financial condition and results of operations if we are unable to manage our operating costs and expenses at profitable levels.

Our inability to finance our business on acceptable terms in the future may limit our ability to develop and commercialize new molecular diagnostic solutions and technologies and grow our business, and potentially force us to seek bankruptcy protection.

We expect capital expenditures and operating expenses to increase over the next several years as we expand our infrastructure and commercial operations. As of December 31, 2016, we had cash and cash equivalents of $0.6 million, net accounts receivable of $2.2 million, current assets of $4.2 million and current liabilities of $16.2 million. Additionally, from December 22, 2016 through February 8, 2017, we raised gross equity capital of approximately $14.1 million. While our overall cash position has improved, our business is not currently cash flow breakeven or positive, and as a result, we may need to finance our business in the future through collaborations, equity offerings, debt financings, licensing arrangements or other dilutive or non-dilutive means. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing additional equity securities, dilution to our stockholders could result. Further, our ability to raise additional financing through equity offerings in the future may be more difficult and costly once we file this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. At that time, we may lose our eligibility to use our registration statement on Form S-3 (File No. 333-207263) declared effective by the SEC on October 9, 2015. In addition, we granted each institutional investor who participated in the registered direct offering completed on January 6, 2017, the right, for a period of 15 months following January 6, 2017, or until April 6, 2018, to participate in any public or private offering by us of equity securities, subject to certain exceptions, up to such investor’s pro rata portion of 50% of the securities being offered, or the Participation Right. If we fail to comply with the applicable provisions of the Participation Right or do not receive waivers from such investors, we may not be able to raise funds through another equity offering. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business.

We face new risks with respect to our ability to redeem, convert or pay at maturity our newly issued Exchanged Notes.

On March 23, 2017, we exchanged the RedPath Note in the aggregate outstanding principal amount of $9.34 million, which was acquired by the Investor, for two new Exchanged Notes aggregating $8.9 million. See “Debt Exchange for RedPath Note.” The Exchanged Notes mature on June 22, 2018, unless earlier redeemed or, in the case of the Exchanged Convertible Note, converted into our common stock. The Exchanged Notes are secured by all of our assets and the assets of our subsidiaries, which security interest will be released upon the reduction of 55% of the face amount of each Exchanged Note.

In the event the Exchanged Notes are not earlier redeemed, or in the case of the Exchanged Convertible Note, converted into our common stock, and we are unable to pay 125% of the outstanding face value of the Exchanged Notes on June 22, 2018, we may face foreclosure of our assets by the Investor or Ch. 7 or 11 proceedings, which would likely result in limited if any distribution of our remaining assets to our common stockholders.

In the event of any of the following with respect to the Exchanged Notes, our stockholders may face substantial dilution due to the issuance of additional shares of our common stock: (1) the Exchanged Convertible Note is converted into our common stock at a fixed conversion price of $2.44, (2) we exchange our Exchanged Non-Convertible Note for shares of our common stock, (3) we seek and obtain stockholder approval and the Investor elects to convert the Exchanged Convertible Note at 88% of the market price of our common stock at the time of conversion, or (4) we elect to cause the Exchanged Notes to be converted into common stock in the event the volume weighted average price of our common stock for five consecutive trading days exceeds $3.29, which is 135% of the fixed conversion price. Through March 30, 2017, the Investor converted $4,321,663 of the Exchanged Convertible Note into 1,730,534 shares of our common stock.

Further, in the event we seek to redeem one or both of the Exchanged Notes prior to maturity, we would have to pay premiums ranging from 115% to 125% of the face amount of the Exchanged Notes depending on the time of redemption. In the event of an event of default or change in control accompanied by an equity conditions failure, in each case as defined in the Exchanged Notes, the Investor may require us to redeem the Exchanged Convertible Note at a premium taking into account the then market price of our common stock.

Additionally, the nature of various clauses in the Exchanged Notes may be determined to be imbedded derivatives for accounting purposes which may require mark-to-market accounting on a quarterly basis for the life of the Exchanged Notes and which may therefore impose additional variability in our financial results.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Our financial results currently depend solely on sales of our molecular diagnostic tests, and we will need to generate sufficient revenue from these and other molecular diagnostic solutions that we develop or acquire to grow our business.

The majority of our revenue currently is derived from the sale of our molecular diagnostic tests, which we initially launched commercially in the second half of 2014. We have several additional molecular diagnostics tests and complimentary service extensions that we have recently launched or are in late stage development, but there can be no assurance that we will be able to successfully commercialize or sufficiently grow those tests. If we are unable to increase sales of our molecular diagnostic tests, expand reimbursement for these tests, or successfully develop and commercialize other molecular diagnostic tests, our revenue and our ability to achieve and sustain profitability would be impaired, and this could have a material adverse effect on our business, financial condition and results of operations.

We have a limited operating history as a molecular diagnostics company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were originally incorporated in New Jersey in 1986 and began commercial operations in 1987. In connection with our initial public offering, we re-incorporated in Delaware in 1998. From 1987 until the Asset Sale, our operations focused primarily on our CSO business, which was the personal promotion of pharmaceutical customers’ products through outsourced sales teams. We now conduct our molecular diagnostics business through our wholly owned subsidiaries, Interpace LLC, which was formed in Delaware in 2013, and Interpace Diagnostics Corporation, which was formed in Delaware in 2007. We began our own commercial sales of our molecular diagnostic tests in late 2014. Consequently, any evaluations about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history.

Recent changes in our senior management team and the lack of shared experience among the current members of our senior management team could negatively affect our results of operations and our business may be harmed.

Effective as of December 22, 2015, Nancy Lurker resigned as our President and Chief Executive Officer and as a member of our Board. Our Board appointed Jack E. Stover, previously Chairman of our Audit Committee, as Interim President and Chief Executive Officer, and subsequently, effective June 21, 2016, Mr. Stover was appointed President and Chief Executive Officer. Additionally, in light of the departure of our previous Chief Financial Officer, James Early was appointed as Chief Financial Officer effective as of October 11, 2016. Mr. Early also serves as our principal accounting officer. From August 29, 2016 until October 11, 2016, Mr. Early was engaged by us as a consultant to perform the role of interim chief financial officer.

As a result of these changes, we may experience disruption or have difficulty in maintaining or developing our business during this transition. Further, our senior management team has limited experience working together as a group. This lack of shared experience could negatively impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. If our management team is not able to work together as a group, our results of operations may suffer and our business may be harmed.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

The loss of members of our senior management team or our inability to attract and retain key personnel could adversely affect our business.

As a small company with 61 employees, the success of our business depends largely on the skills, experience and performance of members of our senior management team and others in key management positions. The efforts of these persons will be critical to us as we continue to grow our molecular diagnostics business and develop and/or acquire additional molecular diagnostic tests. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy. In addition, our commercial laboratory operations depend on our ability to attract and retain highly skilled scientists, including licensed clinical laboratory scientists. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel, and we may have to pay higher salaries to attract and retain qualified personnel. We may also be at a disadvantage in recruiting and retaining key personnel as our small size, limited resources, limited liquidity, work force reductions in late 2015 and recent changes in our senior management team may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our clinical laboratory and commercialization.

We depend on a few payors for a significant portion of our revenue, and if one or more significant payors stops providing reimbursement or decreases the amount of reimbursement for our molecular diagnostic tests, our revenue could decline.

Revenue for tests performed on patients covered by Medicare was approximately 1% of our revenue for the fiscal year ended December 31, 2016. The percentage of our revenue derived from significant payors is expected to fluctuate from period to period as our revenue increases, as additional payors provide reimbursement for our molecular diagnostic tests or if one or more payors were to stop reimbursing for our molecular diagnostic tests or change their reimbursed amounts.

Since September 2012, Novitas Solutions has been the regional MAC that handles claims processing for Medicare services with jurisdiction for the PancraGEN®, ThyGenX®, ThyraMIR® and BarreGEN®. On a five-year rotational basis, Medicare requests bids for its regional MAC services. Any future changes in the MAC processing or coding for Medicare claims for our molecular diagnostic tests could result in a change in the coverage or reimbursement rates for such molecular diagnostic tests, or the loss of coverage.

Our PancraGEN® and ThyGenX® tests are reimbursed by Medicare based on applicable CPT codes. PancraGEN® is currently reimbursed by Medicare at $3,038 per test, ThyGenX® is currently reimbursed by Medicare at $1,054 a test and ThyraMIR® is currently reimbursed by Medicare at $2,110. Presently, our BarreGEN® assay is not reimbursed at all. Any future reduction from the current rate would have a material adverse effect on business and results of operations.

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

Physicians may generally not order our tests unless payors reimburse a substantial portion of the test price. There is uncertainty concerning third-party reimbursement of any test incorporating new molecular diagnostic technology. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that tests such as our molecular diagnostic tests are: (a) not experimental or investigational; (b) pre-authorized and appropriate for the patient; (c) cost-effective; (d) supported by peer-reviewed publications; and (e) included in clinical practice guidelines. Since each payor generally makes its own decision as to whether to establish a policy or enter into a contract to reimburse our tests, seeking these approvals is a time-consuming and costly process. Although we have contracted rates of reimbursement with certain payors, which establishes in-network allowable rates of reimbursement for our PancraGEN®, ThyGenX®, ThyraMIR® and PathFinder TG- Barrett's esophagus tests, payors may suspend or discontinue reimbursement at any time, may require or increase co-payments from patients, or may reduce the reimbursement rates paid to us. Any such actions could have a negative effect on our revenue.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

We have contracted rates of reimbursement with many payors for our PancraGEN®, ThyGenX® and ThyraMIR® tests. Without a contracted rate for reimbursement, claims may be denied upon submission, and we may need to appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. We expect to continue to focus resources on increasing adoption of and coverage and reimbursement for our molecular diagnostic tests. We cannot, however, predict whether, under what circumstances, or at what payment levels payors will reimburse us for our molecular diagnostic tests, if at all. In addition, the launch of our molecular diagnostic tests in our PancraGEN®, ThyGenX®, ThyraMIR® and PathFinderTG Barrett's platforms and any other new products we may acquire or develop in the future may require that we expend substantial time and resources in order to obtain and retain reimbursement. Also, payor consolidation is underway and creates uncertainty as to whether coverage and contracts with existing payors will remain in effect. Finally, commercial payors may tie their allowable rates to Medicare rates, and should Medicare reduce their rates, we may be negatively impacted. If we fail to establish broad adoption of and reimbursement for our molecular diagnostic tests, or if we are unable to maintain existing reimbursement from payors, our ability to generate revenue could be harmed and this could have a material adverse effect on our business, financial condition and results of operations.

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

In many cases, practice guidelines in the United States have recommended therapies or surgery to determine if a patient’s condition is malignant or benign. Accordingly, physicians may be reluctant to order a diagnostic test that may suggest surgery is unnecessary. In addition, our molecular diagnostic tests are performed at our laboratories rather than by a pathologist in a local laboratory, so pathologists may be reluctant to support our molecular diagnostic tests. In addition, guidelines for the diagnosis and treatment of thyroid nodules may change to recommend another type of treatment protocol, and these changes may result in medical practitioners deciding not to use our molecular diagnostic tests. These facts may make physicians reluctant to convert to using our molecular diagnostic tests, which could limit our ability to generate revenue and achieve profitability, which could have a material adverse effect on our business, financial condition and results of operations.

We may experience limits on our revenue if patients decide not to use our molecular diagnostic tests.

Some patients may decide not to use our molecular diagnostic tests due to price, all or part of which may be payable directly by the patient if the patient’s insurer denies reimbursement in full or in part. Many insurers seek to shift more of the cost of healthcare to patients in the form of higher co-payments or premiums. In addition, the current economic environment in the United States has and may continue to result in the loss of healthcare coverage. Implementation of provisions of PPACA (also known as the Affordable Care Act) also resulted in the loss of health insurance, and increases in premiums and reductions in coverage, for some patients. These events may result in patients delaying or forgoing medical checkups or treatment due to their inability to pay for our test, which could have an adverse effect on our revenue. In addition, the President of the United States has announced that he favors repealing PPACA in 2017, and leaders of the Republication-controlled federal legislature also have expressed a desire to repeal PPACA. The scope and timing of any legislation to repeal, amend, replace, or reform PPACA is uncertain, but if such legislation were to become law, it could have a significant impact on the U.S. healthcare system. We do have a Patient Assistance Program that allows eligible patients to apply for assistance in covering a portion of their out of pocket obligation; however, there is no guarantee that this Program will be sufficient to influence patients to use our molecular diagnostic tests.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

If our internal sales force is less successful than anticipated, our business expansion plans could suffer and our ability to generate revenues could be diminished. In addition, we have limited history selling our molecular diagnostics tests on a direct basis and our limited history makes forecasting difficult.

If our internal sales force is not successful, or new additions to our sales team fail to gain traction among our customers, we may not be able to increase market awareness and sales of our molecular diagnostic tests. If we fail to establish our molecular diagnostic tests in the marketplace, it could have a negative effect on our ability to sell subsequent molecular diagnostic tests and hinder the desired expansion of our business. We have growing, however limited, historical experience forecasting the direct sales of our molecular diagnostics products. Our ability to produce product quantities that meet customer demand is dependent upon our ability to forecast accurately and plan production accordingly.

Due to how we recognize revenue, our quarterly operating results are likely to fluctuate.

We recognize a significant portion of our revenue when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. We have little visibility as to when we will receive payment for our molecular diagnostic tests, and we must appeal negative payment decisions, which delays collections. For molecular diagnostic tests performed where we have an agreed upon reimbursement rate or we are able to make a reasonable estimate of reimbursement at the time delivery is complete, such as in the case of Medicare and certain other payors, we recognize the related revenue upon delivery of a patient report to the prescribing physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to collect. We determine the amount we expect to collect based on a per payor, per contract or agreement basis. In situations where we are not able to make a reasonable estimate of reimbursement, we recognize revenue upon the earlier of receipt of third-party notification of payment or when cash is received. Upon ultimate collection, the amount received from Medicare and other payors where reimbursement was estimated is compared to previous estimates and the contractual allowance is adjusted accordingly. These factors will likely result in fluctuations in our quarterly revenue. Should we recognize revenue from payors on an accrual basis and later determine the judgments underlying estimated reimbursement change, or were incorrect at the time we accrued such revenue, our financial results could be negatively impacted in future quarters. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, these fluctuations in revenue may make it difficult for us, research analysts and investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below consensus expectations, the price of our common stock would likely decline.

We rely on sole suppliers for some of the materials used in our molecular diagnostic tests, and we may not be able to find replacements or transition to alternative suppliers in a timely manner.

We often rely on sole suppliers for certain materials that we use to perform our molecular diagnostic tests, including Asuragen for our endocrine cancer diagnostic tests pursuant to our supply agreement with them. We also purchase reagents used in our molecular diagnostic tests from sole-source suppliers. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available in a timely manner. If these suppliers can no longer provide us with the materials we need to perform our molecular diagnostic tests, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in molecular diagnostic test processing could occur. Any such interruption may directly impact our revenue and cause us to incur higher costs.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

We compete with physicians and the medical community who use traditional methods to diagnose gastrointestinal and endocrine cancers. In many cases, practice guidelines in the United States have recommended therapies or surgery to determine if a patient’s condition is malignant or benign. As a result, we believe that we will need to continue to educate physicians and the medical community on the value and benefits of our molecular diagnostic tests in order to change clinical practices. In addition, we face competition from other companies that offer diagnostic tests. Specifically, in regard to our thyroid diagnostic tests, Veracyte has thyroid nodule cancer diagnostic tests that compete with our ThyGenX® and ThyraMIR® tests, which are currently on the market, and Veracyte may be developing additional tests aimed at FNAs for thyroid cancer. Quest currently offers a diagnostic test similar to the earlier version of our ThyGenX® test, and CBL is offering a diagnostic test that analyzes genetic alterations using next-generation sequencing. Other competitors for our thyroid assays include Rosetta Genomics, Accelerate Diagnostics, Inc., Cancer Genetics, Inc., Genomic Health Inc., NeoGenomics Inc. and Trovagene, Inc. While we do not believe we currently have direct competition for PancraGEN® in the gastrointestinal market, there is the potential for indirect competition as well as direct competition due to the limited penetration we currently have of this market.

It is also possible that we face future competition from LDTs developed by commercial laboratories such as Quest and/or other diagnostic companies developing new molecular diagnostic tests or technologies. Furthermore, we may be subject to competition as a result of the new, unforeseen technologies that can be developed by our competitors in the gastrointestinal and endocrine cancer molecular diagnostic tests space.

To compete successfully, we must be able to demonstrate, among other things, that our molecular diagnostic test results are accurate and cost effective, and we must secure a meaningful level of reimbursement for our tests. Since our molecular diagnostics business began in 2014, many of our potential competitors have stronger brand recognition and greater financial capabilities than we do. Others may develop a test with a lower price than ours that could be viewed by physicians and payors as functionally equivalent to our molecular diagnostic tests, or offer a test at prices designed to promote market penetration, which could force us to lower the price of our molecular diagnostic tests and affect our ability to achieve and maintain profitability. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance of our molecular diagnostic tests and overall sales, which could prevent us from increasing our revenue or achieving profitability and cause the market price of our common stock to decline. As we add new molecular diagnostic tests and services, we will face many of these same competitive risks for these new molecular diagnostic tests and services.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. If we do not prevail in the legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that our assumption of the liability for the Settlement Agreement with the Department of Justice may not lead to greater exposure than we anticipated.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

On November 18, 2016, however, the FDA announced that it would not release the final guidance at this time and instead would continue to work with stakeholders, the new administration and Congress to determine the right approach. On January 13, 2017, the FDA released a discussion paper on LDTs outlining a possible risk-based approach for FDA and CMS oversight of LDTs. According to the 2017 discussion paper, previously marketed LDTs would not be expected to comply with most or all FDA oversight requirements (grandfathering), except for adverse event and malfunction reporting. In addition, certain new and significantly modified LDTs would not be expected to comply with pre-market review unless the agency determines certain tests could lead to patient harm. Since LDTs currently on the market would be grandfathered in, pre-market review of new and significantly modified LDTs could be phased-in over a four year period, as opposed to the nine years proposed in the Framework for Regulatory Oversight draft guidance. In addition, tests introduced after the effective date, but before their phase-in date, could continue to be offered during pre-market review.

The discussion paper notes that FDA will focus on analytical and clinical validity as the basis for marketing authorization. The FDA anticipates laboratories that already conduct proper validation should not be expected to experience new costs for validating their tests to support marketing authorization and laboratories that conduct appropriate evaluations would not have to collect additional data to demonstrate analytical validity for FDA clearance or approval. The evidence of the analytical and clinical validity of all LDTs will be made publically available. LDTs are encouraged to submit prospective change protocols in their pre-market submission that outline specific types of anticipated changes, the procedures that will be followed to implement them and the criteria that will be met prior to implementation.

Despite the FDA decision not release the guidance at this time, it can choose to release the guidance at any time in the future. If the guidance is released and pre-market review is required, our business could be negatively impacted as a result of commercial delay that may be caused by the new requirements. The cost of conducting clinical trials and otherwise developing data and information to support pre-market applications may be significant. If we are required to submit applications for our currently-marketed tests, we may be required to conduct additional studies, which may be time-consuming and costly and could result in our currently-marketed tests being withdrawn from the market. Continued compliance with the FDA's regulations would increase the cost of conducting our business, and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. We are monitoring developments and anticipate that our products will be able to comply with requirements that are ultimately imposed by the FDA. In the meantime, we maintain our CLIA accreditation, which permits the use of LDTs for diagnostics purposes.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

If we fail to comply with Federal, State and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

We are subject to CLIA, a Federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill Federal and State healthcare programs, as well as many private third-party payors, for our molecular diagnostic tests. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratories. We are also required to maintain State licenses to conduct testing in our New Haven, Connecticut and Pittsburgh, Pennsylvania laboratories. Connecticut and Pennsylvania laws require that we maintain a license and establishes standards for the day-to-day operation of our clinical reference laboratory in New Haven, Connecticut and Pittsburgh, Pennsylvania. In addition, our Pittsburgh and New Haven laboratories are required to be licensed on a test-specific basis by California, Florida, Maryland, New York and Rhode Island. California, Florida, Maryland, New York and Rhode Island laws also mandate proficiency testing for laboratories licensed under the laws of each respective State regardless of whether such laboratories are located in California, Florida, Maryland, New York or Rhode Island. In 2016, we received final approval for our ThyGenX® and ThyraMIR® assays in New York State. If we were unable to obtain or lose our CLIA certificate for our laboratories, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our molecular diagnostic tests, which could have a material adverse effect on our business, financial condition and results of operations. If we were to lose our licenses issued by New York or by other States where we are required to hold licenses, we would not be able to test specimens from those States. New molecular diagnostic tests we may develop may be subject to new approvals by governmental bodies such as New York State, and we may not be able to offer our new molecular diagnostic tests to patients in such jurisdictions until such approvals are received.

Recent legislation reforming the U.S. healthcare system may have a material adverse effect on our financial condition and operations.

PPACA makes changes that are expected to significantly impact the pharmaceutical, medical device and clinical laboratory industries. Beginning in 2013, each medical device manufacturer must pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. The FDA’s final guidance on LDTs may require our molecular diagnostic tests to be regulated as medical devices. However, consistent with the FDA’s policy of exercising enforcement discretion for LDTs, our molecular diagnostic tests are not currently listed as medical devices with the FDA. In December 2015, the Consolidated Appropriations Act was adopted, which included a two-year moratorium on the medical device excise tax. The moratorium will end on December 31, 2017, and we cannot assure that the tax will not be extended to services such as ours in the future if our tests were to be regulated as devices. However, in January 2017, Congress introduced the Medical Device Access and Innovation Protection Act, which could repeal the medical device tax.

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

Following the 2016 U.S. general election, a single party now leads the executive branch and holds majorities in both the U.S. Senate and House of Representatives. The President of the United States has announced that he favors repealing PPACA in 2017, and leaders of the Republication-controlled federal legislature also have expressed a desire to repeal PPACA. The scope and timing of any legislation to repeal, amend, replace, or reform PPACA is uncertain, but if such legislation were to become law, it could have a significant impact on the U.S. healthcare system.

On January 20, 2017, the new administration signed an executive order directing federal agencies to exercise existing authorities to reduce burdens associated with PPACA pending further action by Congress. On the same day, the White House issued a regulatory freeze memo under which rules and guidance published but not yet effective must be frozen for 60 days pending review; rules and guidance submitted for publication but not yet published must be withdrawn; and rules and guidance not yet submitted for publication must not be submitted without further direction from the Administration. Since then, further executive orders and statements from the White House and Congress have addressed potential regulatory changes that could affect us and our customers. Changes to, or repeal of, PPACA may continue to affect coverage, reimbursement, and utilization of laboratory services, as well as administrative requirements, in ways that are currently unpredictable.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that State. Some States have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. We cannot predict whether future healthcare initiatives will be implemented at the Federal or State level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by Federal legislation, cost reduction measures and the expansion in the role of the U.S. government in the healthcare industry may result in decreased revenue, lower reimbursement by payors for our tests or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

Ongoing calls for deficit reduction at the Federal government level and reforms to programs such as the Medicare program to pay for such reductions may affect the pharmaceutical, medical device and clinical laboratory industries. In particular, recommendations by the Simpson-Bowles Commission called for the combination of Medicare Part A (hospital insurance) and Part B (physician and ancillary service insurance) into a single co-insurance and co-payment structure. Currently, clinical laboratory services are excluded from the Medicare Part B co-insurance and co-payment as preventative services. Combining Parts A and B may require clinical laboratories to collect co-payments from patients, which may increase our costs and reduce the amount ultimately collected.

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

In April 2014, the President signed PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. PAMA removed CMS’s authority to adjust the CLFS based and established a new method for setting CLFS rates. Implementation of this new method for setting CLFS rates began in 2016. Under PAMA, laboratories that have more than $12,500 in Medicare revenues from laboratory services and that receive more than 50 percent of their Medicare revenues from laboratory services would report private payor data from January 1, 2016 through June 30, 2016, to CMS between January 1, 2017 and March 31, 2017. CMS will post the new Medicare CLFS rates (based on weighted median private payor rates) in November 2016 and the new rates will be effective beginning on January 1, 2018. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15% per test per year in each of the years 2020 through 2022. CMS has issued draft regulations regarding these changes. Further rule-making from CMS will define the time period and data elements evaluated on an annual basis to set reimbursement rates for tests like ours.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Complying with numerous statutes and regulations pertaining to our molecular diagnostics business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to regulation by both the Federal government and the States in which we conduct our molecular diagnostics business, including:

•	The Food, Drug and Cosmetic Act, as supplemented by various other statutes;
•	The Prescription Drug Marketing Act of 1987, the amendments thereto, and the regulations promulgated thereunder and contained in 21 C.F.R. Parts 203 and 205;
•	CLIA and State licensing requirements;
•	Manufacturing and promotion laws;
•	Medicare billing and payment regulations applicable to clinical laboratories;
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

We retain healthcare practitioners as key opinion leaders providing consultation in various aspects of our business. These arrangements, like any arrangement that includes compensation to a healthcare provider, may trigger Federal or State anti-kickback and Stark Law liability. Our arrangements are designed to meet available safe harbors and exceptions provided in the anti-kickback laws and Stark Laws, respectively. However, there are no guarantees that the Federal or State governments will find that these arrangements are designed properly or that they do not trigger liability under Federal and State laws. Under existing laws, all arrangements must have a legitimate purpose and compensation must be fair market value. These terms require some subjective analysis and there is limited available case law or guidance for the application of these laws to the CLIA laboratory industry. Safe harbors in the anti-kickback laws do not necessarily equate to exceptions in the Stark Law, and there is no guarantee that the government will agree with our payment practices with respect to the relationships between our laboratories and the healthcare providers. A failure to comply with Federal and State laws and regulations pertaining to our payment practices could result in substantial penalties and adversely affect our business, financial condition and results of operations.

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

Interpace Diagnostics Group, Inc.

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

We are a small company with approximately 61 employees. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel.  We may increase the number of employees in the future depending on the progress and growth of our business  Our future financial performance and our ability to sell our existing molecular diagnostic tests and develop and commercialize new molecular diagnostic tests and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

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

Billing for our diagnostic tests is complex, and we must dedicate substantial time and resources to the billing process to be paid for our molecular diagnostic tests.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

As we grow and introduce new molecular diagnostic tests, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our revenue and cash flow. Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees or contractors, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payors also conduct external audits to evaluate payments, which add further complexity to the billing process. These billing complexities, and the related uncertainty in obtaining payment for our diagnostic solution, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.

We rely on a third-party to process and transmit claims to payors, and any delay in either could have an adverse effect on our revenue.

We rely on Quadex, Inc., a third-party provider to provide overall processing of claims and to transmit the actual claims to payors based on the specific payor billing format. If claims for our molecular diagnostic tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle claim submissions, we may experience delays in our ability to process these claims and receipt of payments from payors, which could have a material adverse effect on our business, financial condition and results of operations.

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

PPACA also requires “Applicable Manufacturers” to disclose to the Secretary of the Department of Health & Human Services drug sample distributions and certain payments or transfers of value to covered recipients (physicians and teaching hospitals) on an annual basis. “Applicable Manufacturers” and “Applicable Group Purchasing Organizations” must also disclose certain physician ownership or investment interests. The data submitted will ultimately be made available on a public website. Based upon the structure of our relationship with our clients, we may be included in the definition of “Applicable Manufacturer” for purposes of the disclosure requirements or may provide services that include the transfer of drug samples and/or other items of value to covered recipients. As such, we may be required to disclose or provide information that is subject to disclosure. There may be certain risks and penalties associated with the failure to properly make such disclosures, including but not limited to the specific civil liabilities set forth in PPACA, which allows for a maximum civil monetary penalty per “Applicable Manufacturer” of $1,150,000 per year. There may be additional risks and claims made by third parties derived from an improper disclosure that are difficult to ascertain at this time.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

However, following the 2016 U.S. general election, a single party now leads the executive branch and holds majorities in both the U.S. Senate and House of Representatives. The President of the United States has announced that he favors repealing PPACA in 2017, and leaders of the Republication-controlled federal legislature also have expressed a desire to repeal PPACA. The scope and timing of any legislation to repeal, amend, replace, or reform PPACA is uncertain, but if such legislation were to become law, it could have a significant impact on the U.S. healthcare system.

On January 20, 2017, the new administration signed an executive order directing federal agencies to exercise existing authorities to reduce burdens associated with PPACA pending further action by Congress. On the same day, the White House issued a regulatory freeze memo under which rules and guidance published but not yet effective must be frozen for 60 days pending review; rules and guidance submitted for publication but not yet published must be withdrawn; and rules and guidance not yet submitted for publication must not be submitted without further direction from the Administration. Since then, further executive orders and statements from the White House and Congress have addressed potential regulatory changes that could affect us and our customers. Changes to, or repeal of, PPACA may continue to affect coverage, reimbursement, and utilization of laboratory services, as well as administrative requirements, in ways that are currently unpredictable.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

As a result of certain terminations of employment and change of control features in employment contracts of certain key employees due to the sale of the CSO business in 2015 and our transition to a standalone molecular diagnostics business, substantial payments were scheduled during 2016, the nonpayment of which could materially and adversely affect our business, results of operations and cash flow as well as threaten the continuity of our business.

In late 2015, in connection with the sale of our CSO business and our transition to a standalone molecular diagnostics business, we implemented work force reductions and made leadership changes. As a result, as of December 31, 2016, we had outstanding past due severance obligations in the aggregate amount of $2.9 million due to five former senior executives in connection with their respective separation agreements. Effective January 17, 2017, all five former senior executives each agreed to accept a payment of 35% of the total severance obligations due to each of them pursuant to their respective separation agreements with us, or an aggregate of approximately $1.0 million, in satisfaction in full and settlement of an aggregate of approximately $2.9 million in severance payments. Their agreement was conditioned upon their receipt from us of such payments by March 1, 2017, and our obligation to make such payment was conditioned upon us consummating a sufficiently large financing (with gross proceeds of approximately $4.0 million) and the prior agreement of our investment banker and investors in such financing for the use of a portion of such proceeds for such payments. Our registered direct offering completed on January 25, 2017 satisfied such conditions, and on February 27, 2017, we made payments totaling approximately $1.0 million to those five former senior executives in satisfaction in full and settlement of an aggregate of approximately $2.9 million in severance payments. Each of the former senior executives entered into releases with us at the time of receipt of such payments, and in consideration therefor, releasing us and our directors, officers and agents from any and all claims, losses and damages they have or ever had against us and our directors, officers and agents.

Additionally, as a result of the sale of the CSO business, we had approximately $675,000 due to former sales representatives and account managers of our CSO business. During 2016, we made negotiated, monthly payments amounting to approximately $400,000 to these former sales representatives and expect to continue making such monthly payments until April 2017. We may implement additional workforce reductions, which could create additional obligations. If we are unable to make these payments or satisfy other obligations triggered by further workforce reductions, our business, results of operations and cash flow could be materially and adversely affected.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

If our information technology and communications systems fail or we experience a significant interruption in their operation, our reputation, business and results of operations could be materially and adversely affected.

The efficient operation of our business is dependent on our information technology and communications systems. Increasingly, we are also dependent upon our ability to electronically interface with our customers. The failure of these systems to operate as anticipated could disrupt our business and result in decreased revenue and increased overhead costs.  In addition, we do not have complete redundancy for all of our systems and our disaster recovery planning cannot account for all eventualities.  Our information technology and communications systems, including the information technology systems and services that are maintained by third party vendors, are vulnerable to damage or interruption from natural disasters, fire, terrorist attacks, malicious attacks by computer viruses or hackers, power loss or failure of computer systems, Internet, telecommunications or data networks.  If these systems or services become unavailable or suffer a security breach, we may expend significant resources to address these problems, and our reputation, business and results of operations could be materially and adversely affected.

We have and may continue to experience goodwill and other intangible asset impairment charges.

We are required to evaluate goodwill and the carrying value of intangibles at least annually, and between annual tests if events or circumstances warrant such a test. For the year ended December 31, 2015, we recorded a goodwill impairment charge of $15.7 million pertaining to the acquisition of RedPath in October 2014 and during the third quarter of 2016, we recorded an impairment charge of $3.4 million related to changes in our development strategy for products acquired from Asuragen.

We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. During the fourth quarter of 2016, due to the decline in market capitalization and other factors, we reviewed the recoverability of long-lived assets and finite-lived intangible assets and concluded that no further finite-lived intangible assets were impaired.

RISKS RELATING TO THE ASSET SALE

We may not be able to fund the remaining obligations of our previously sold CSO business, which could have a material adverse effect on our business and results of operations.

In December 2015, we sold a majority of our CSO business to Publicis Healthcare Solutions, Inc., or Publicis, pursuant to an Asset Purchase Agreement, dated as of October 30, 2015, by and between us and Publicis, or the Asset Purchase Agreement, for a total cash payment of $28.5 million, or the Asset Sale, including an initial upfront cash payment of $25.5 million and $3.0 million of a working capital adjustment. We used a significant portion of the net proceeds received at the closing of the Asset Sale to pay the balance of the outstanding loan under the Credit Agreement, dated October 31, 2014, by and among us, SWK Funding LLC and the financial institutions party thereto from time to time as lenders, and related fees. As a result of the Asset Sale, not all of our CSO obligations were assumed by Publicis. These obligations consist of accounts payable, costs relating to the closeout of the portion of the CSO business that principally related to the provision of services for multiple non-competing brands for different clients, or the ERT Unit, which Publicis did not acquire in the Asset Sale, and termination of various vendor contracts that had been associated with the CSO business. As such, we continue to pay some of these obligations, but may not be able to satisfy all of these remaining obligations. If we are unable to satisfy all our remaining CSO obligations, our business and results of operations could be materially and adversely affected.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

The Asset Purchase Agreement exposes us to contingent liabilities that could have a material adverse effect on our financial condition.

We have agreed to indemnify Publicis for damages resulting from or arising out of any inaccuracy or breach of any representation, warranty or covenant of ours in the Asset Purchase Agreement against any and all liabilities of ours not assumed by Publicis in the Asset Sale and for certain other matters. Significant indemnification claims by Publicis could have a material adverse effect on our financial condition. We will not be obligated to indemnify Publicis for any breach of certain of the representations and warranties by us under the Asset Purchase Agreement until the aggregate amount of claims for indemnification exceed $250,000. In the event that claims for indemnification exceed this threshold, we will be obligated to indemnify Publicis for any damages or loss resulting from such breach up to 25% of the total purchase price paid or due and payable by Publicis to us. Claims for indemnification for breaches of covenants made by us under the Asset Purchase Agreement and for breaches of representations and warranties classified as fundamental representations or any provision of the Asset Purchase Agreement relating to taxes will not be subject to the deductible or aggregate liability cap described above. The Asset Purchase Agreement also allows Publicis to withhold monies due against an earn-out payment if indemnification claims are asserted. In addition, under the Asset Purchase Agreement, we will retain all of our debts and liabilities not assumed by Publicis.

RISKS RELATING TO OUR INTELLECTUAL PROPERTY

If we breach the Asuragen License Agreement or the CPRIT License Agreement, it could have a material adverse effect on our sales and commercialization efforts for miRInform® thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer, and the sale of diagnostic devices and the performance of certain services relating to thyroid cancer.

We currently license certain patents and know-how from Asuragen relating to (i) miRInform® thyroid and pancreas cancer diagnostic tests and other tests in development for thyroid cancer, or the Asuragen License Agreement, and (ii) the sale of diagnostic devices and the performance of certain services relating to thyroid cancer, or the CPRIT License Agreement. Under the Asuragen License Agreement, we are obligated to pay royalties on the future net sales of the miRInform® pancreas platform for a period of ten years following a qualifying sale, on the future net sales of the miRInform® thyroid platform through August 13, 2024 and on certain other thyroid diagnostics tests for a period of ten years following a qualifying sale. Under the CPRIT License Agreement, we are obligated to pay 5% of net sales on sales of diagnostic devices and the performance of services relating to thyroid cancer, subject to a maximum deduction of 1.5% for royalties paid to third parties. Both of the Asuragen License Agreement and the CPRIT License Agreement continue until terminated by (i) mutual agreement of the parties or (ii) either party in the event of a material breach of the respective agreement by the other party. If we materially breach or fail to perform any provision under the CPRIT License Agreement, Asuragen will have the right to terminate our license, and upon the effective date of such termination, our right to practice the licensed patent rights would end. To the extent such licensed patent rights relate to our molecular diagnostic tests currently on the market, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights and other technology licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under these license agreements could result in our loss of rights to practice the patent rights licensed to us under these license agreements, and to the extent such patent rights and other technology relate to our molecular diagnostic tests currently on the market, it could have a material adverse effect on our sales and commercialization efforts for miRInform® thyroid and pancreas cancer molecular diagnostic tests and other tests in development for thyroid cancer, and the sale of molecular diagnostic tests and the performance of certain services relating to thyroid cancer.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our molecular diagnostic tests.

As is the case with other molecular diagnostics companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents of molecular diagnostics tests, like our molecular diagnostic tests in our PancraGEN® and miRInform® platforms, involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. From time-to-time the U.S. Supreme Court, other Federal courts, the U.S. Congress or the United States Patent and Trademark Office, or the USPTO, may change the standards of patentability and any such changes could have a negative impact on our business. For instance, on October 30, 2008, the Court of Appeals for the Federal Circuit issued a decision that methods or processes cannot be patented unless they are tied to a machine or involve a physical transformation. The U.S. Supreme Court later reversed that decision in Bilski v. Kappos, finding that the “machine-or-transformation” test is not the only test for determining patent eligibility. The Court, however, declined to specify how and when processes are patentable. On March 30, 2012, in the case Mayo Collaborative Services v. Prometheus Laboratories, Inc., the U.S. Supreme Court reversed the Federal Circuit’s application of Bilski and invalidated a patent focused on a process for identifying a proper dosage for an existing therapeutic because the patent claim embodied a law of nature. On July 30, 2012, the USPTO released a memorandum entitled “2012 Interim Procedure for Subject Matter Eligibility Analysis of Process Claims Involving Laws of Nature,” with guidelines for determining patentability of diagnostic or other processes in line with the Mayo decision. On June 13, 2013, in Association for Molecular Pathology v. Myriad Genetics, the Supreme Court held that a naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated. The Supreme Court did not address the patentability of any innovative method claims involving the manipulation of isolated genes. On March 4, 2014, the USPTO released a memorandum entitled “2014 Procedure For Subject Matter Eligibility Analysis Of Claims Reciting Or Involving Laws Of Nature/Natural Principles, Natural Phenomena, And/Or Natural Products.” This memorandum provides guidelines for the USPTO’s new examination procedure for subject matter eligibility under 35 U.S.C. §101 for claims embracing natural products or natural principles. On June 12, 2015, the Federal Circuit issued a decision in Ariosa v. Sequenom holding that a method for detecting a paternally inherited nucleic acid of fetal origin performed on a maternal serum or plasma sample from a pregnant female were unpatentable as directed to a naturally occurring phenomenon. On July 30, 2015, the USPTO released a Federal Register Notice entitled, “July 2015 Update on Subject Matter Eligibility,” This Notice updated the USPTO guidelines for the USPTO’s procedure for subject matter eligibility under 35 U.S.C. §101 for claims embracing natural products or natural principles phenomenon. On May 4, 2016, the USPTO released life science examples that were intended to be used in conjunction with the USPTO guidance on subject matter eligibility. Although the guidelines and examples do not have the force of law, patent examiners have been instructed to follow them. What constitutes a law of nature and a sufficient inventive concept remains uncertain, and it is possible that certain aspects of molecular diagnostics tests would be considered natural laws and, therefore, ineligible for patent protection. Some aspects of our technology involve processes that may be subject to this evolving standard and we cannot guarantee that any of our pending or issued claims will be patentable or upheld as valid as a result of such evolving standards. In addition, patents we own or license that issued before these recent cases may be subject to challenge in court or before the USPTO in view of these current legal standards. Accordingly, the evolving interpretation and application of patent laws in the United States governing the eligibility of diagnostics for patent protection may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned and licensed patents. Changes in either the patent laws or in interpretations and application of patent laws may also diminish the value of our existing intellectual property or intellectual property that we continue to develop. We cannot predict the breadth of claims that may be allowed or enforceable in our patents or in third-party patents.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

RISKS RELATING TO OUR CORPORATE STRUCTURE AND OUR COMMON STOCK

We do not meet certain of The Nasdaq Capital Market continued listing requirements and therefore, we risk delisting, which may decrease our stock price and make it harder for our stockholders to trade our stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We do not currently meet certain NASDAQ continued listing requirements and therefore, risk delisting of our securities. Delisting would have an adverse effect on the price of our common stock and likely also on our business. Additionally, our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock was delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another U.S. national securities exchange.

NASDAQ has adopted a number of listing standards that are applicable to our common stock for continued listing on The Nasdaq Capital Market. On December 28, 2016, we effected a one-for-ten reverse split of our issued and outstanding shares of our common stock in order to achieve the requisite increase in the market price of our common stock to be in compliance with the NASDAQ minimum bid price requirement in Listing Rule 5550(a)(2). However, we currently are not in compliance with the minimum stockholders’ equity requirement in NASDAQ Listing Rule 5550(b)(1) (nor the alternatives of market value of listed securities or net income from continuing operations). We were given until January 9, 2017 to submit a compliance plan for the NASDAQ staff’s consideration, and we timely submitted our compliance plan on such date. The NASDAQ staff reviewed and considered our compliance plan, and on February 1, 2017, the NASDAQ staff notified us that we were granted an extension until May 22, 2017 to evidence compliance with the stockholders’ equity requirement. Pursuant to the terms of the extension, by May 22, 2017, we must choose one of two alternatives to evidence compliance with the stockholders’ equity requirement. Regardless of which alternative we choose, if we fail to evidence compliance upon filing our Quarterly Report on Form 10-Q for the period ended June 30, 2017, we may at that time receive a delisting notice. Upon the receipt of such delisting notice, we would have the right to request a hearing before an independent NASDAQ Listing Qualifications Panel, or the Panel, which would result in an automatic stay of any suspension or delisting action pending the issuance of the Panel decision following the hearing and the expiration of any additional extension granted by the Panel. In the event that we do request a hearing, there can be no assurance that we would be successful in maintaining our listing on The Nasdaq Capital Market. We completed public equity offerings from December 2016 through February 2017, in part, as a step in our efforts to increase our stockholders’ equity to regain compliance with NASDAQ Listing Rule 5550(b)(1).

Further, we are also currently not in compliance with the audit committee requirement in NASDAQ Listing Rule 5605(c)(2)(A), although we intend to appoint an additional independent director to our Board and to the Audit Committee prior to the end of the cure period.

Our common stock currently remains listed on The Nasdaq Capital Market under the symbol “IDXG.” There can be no assurance that we will be able to regain or maintain compliance with the NASDAQ continued listing requirements, or that our common stock will not be delisted from The Nasdaq Capital Market in the future. If our common stock is delisted by NASDAQ, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

If our common stock is delisted by NASDAQ in the future, our common stock may be eligible to trade on the OTC Bulletin Board, OTC QB or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets. For these reasons and others, delisting could adversely affect the price of our securities and our business, financial condition and results of operations.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholders’ interest, adversely impact the rights of holders of our common stock and cause our stock price to decline.

We have a total of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized for issuance. As of March 30, 2017, we had 91,660,799 shares of common stock and 5,000,000 shares of preferred stock available for issuance. As of March 30, 2017, we have reserved 660,492 shares of our common stock for issuance upon the exercise of outstanding awards under our stock incentive plan, 853,763 additional shares available for future grants of awards under our stock incentive plan, and 450,820 shares of our common stock potentially issuable upon conversion of the Exchanged Convertible Note. Under the terms of the Exchanged Convertible Note, we are required to reserve at least 300% of the number of shares of common stock as shall be necessary from time to time to effect the conversion of all of the notes outstanding. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock could result in substantial dilution of our existing stockholders. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion. Additionally, new investors in any subsequent issuances of our securities could gain rights, preferences and privileges senior to those of holders of common stock.

Any weakness in our disclosure controls and procedures and our internal controls could have a material adverse effect on us.

As discussed in “Item 9A-Controls and Procedures,” our senior management has identified material weaknesses in our disclosure controls and procedures and our internal controls over financial reporting. We cannot assure you that additional material weaknesses will not be identified in the future. Any such failure could adversely affect our ability to report financial results on a timely and accurate basis, which could have other material effects on our business, reputation, results of operations, financial condition or liquidity. Material weaknesses in internal controls over financial reporting or disclosure controls and procedures could also cause investors to lose confidence in our reported financial information which could have an adverse effect on the trading price of our securities.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Our certificate of incorporation, as amended, and amended and restated bylaws include provisions, such as providing for three classes of directors, which may make it more difficult to remove our directors and management and may adversely affect the price of our common stock. In addition, our certificate of incorporation, as amended, authorizes the issuance of “blank check” preferred stock, which allows our Board to create one or more classes of preferred stock with rights and preferences greater than those afforded to the holders of our common stock.  This provision could have the effect of delaying, deterring or preventing a future takeover or a change in control, unless the takeover or change in control is approved by our Board. We are also subject to laws that may have a similar effect. For example, Section 203 of the General Corporation Law of the State of Delaware prohibits us from engaging in a business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. As a result of the foregoing, it will be difficult for another company to acquire us and, therefore, could limit the price that possible investors might be willing to pay in the future for shares of our common stock. In addition, the rights of our common stockholders will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future and in this offering.

We have not declared any cash dividends on our capital stock and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our business. As a result, capital appreciation, if any, will be your sole source of gain.

We have never paid cash dividends on our capital stock. We do not currently anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

During 2016, our common stock traded at a low of $0.70 and a high of $19.80. During 2015, our common stock traded at a low of $4.20 and a high of $27.40.* The trading price of our common stock has been and will continue to be subject to:

•	general volatility in the trading markets;
•	significant fluctuations in our quarterly operating results;
•	significant changes in our cash and cash equivalent reserves;
•	announcements regarding our business or the business of our competitors;
•	announcements regarding our equity offerings;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	industry and/or regulatory developments;
•	changes in revenue mix;
•	changes in revenue and revenue growth rates for us and for the industries in which we operate;
•	changes in accounting standards, policies, guidance, interpretations or principles; and
•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate.

*The prices of our common stock listed above have been adjusted to reflect a one-for-ten reverse split on our issued and outstanding shares of common stock effected on December 28, 2016.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

RISKS RELATED TO THE REVERSE STOCK SPLIT

We completed a reverse stock split of our issued and outstanding shares of common stock on December 28, 2016. However, we cannot assure you that we will be able to continue to comply with the minimum bid price requirements of The Nasdaq Capital Market.

On December 28, 2016, we effected a one-for-ten reverse split of our issued and outstanding shares of our common stock in order to achieve the requisite increase in the market price of our common stock to be in compliance with the NASDAQ minimum bid price requirement. We cannot assure you that the market price of our common stock will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines, the percentage decline may be greater than would have occurred in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results or future announcements of equity offerings, could adversely affect the market price of our common stock and jeopardize our ability to maintain the NASDAQ minimum bid price requirement. In addition to specific listing and maintenance standards, NASDAQ has broad discretionary authority over the initial and continued listing of securities, which it could exercise with respect to the listing of our common stock.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, we cannot assure you that the reverse stock split will result in a share price that will attract new investors, including institutional investors, as some investors analysts and other stock market participants have negative perceptions of reverse stock splits. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Parsippany, New Jersey where we lease approximately 23,000 square feet. The lease runs through June 2017. Our lab facilities are located in Pittsburgh, Pennsylvania and New Haven, Connecticut, where we lease a total of approximately 21,400 square feet. Our Pittsburgh, Pennsylvania lease expires on March 31, 2017, and on March 30, 2017 we signed a new lease for one year commencing April 1, 2017 and ending on March 31, 2018 for an annual rent commitment of $390,000, plus it’s proportionate share of utilities, with one option to extend the lease for a period of 3 to 5 years. Our New Haven, Connecticut lease is month-to-month.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Our current facilities in Parsippany, New Jersey are significantly greater than we need, and we believe that there is ample commercial space available locally in Northern/Central New Jersey. Additionally, our longer-term plans will likely include transferring operations from New Haven, Connecticut to Pittsburgh, Pennsylvania. Accordingly, we believe that our current facilities are adequate for our current and foreseeable operations and that suitable additional space will be available if needed.

ITEM 3.	LEGAL PROCEEDINGS

General

We are currently a party to legal proceedings that are incidental to our business and have received threats of litigation regarding past due amounts for which we are currently negotiating payment plans. As required, we have accrued our estimate of the probable costs for the resolution of these claims. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations or cash flow, litigation is subject to inherent uncertainties. Were we to settle a proceeding for a material amount or were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial condition, results of operations or cash flows. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of December 31, 2016, our accrual for litigation and threatened litigation was not material to the consolidated financial statements. Legal fees are expensed as incurred.

Prolias Technologies, Inc. v. PDI, Inc.

On April 9, 2015, Prolias Technologies, Inc., or Prolias, filed a complaint, or the Complaint, against us with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-000899-15). In the Complaint, Prolias alleged that we entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto, or the Agreement, whereby Prolias and us agreed to work in good faith to commercialize a diagnostic test known as “Thymira.” Thymira is a minimally invasive diagnostic test that detects thyroid cancer.

Prolias alleged in the Complaint that we wrongfully terminated the Agreement, breached obligations owed to it under the Agreement and committed torts by (i) failing to effectively and timely validate Thymira, (ii) purchasing a competitor of Prolias and working to commercialize the competitive product at the expense of Thymira, and (iii) interfering with a license agreement that Prolias had with Cornell University related to a license for Thymira. Prolias asserted claims against us for breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contract and breach of fiduciary duty and seeks to recover unspecified compensatory damages, punitive damages, interest and costs of suit.

On June 3, 2015, we filed an Answer and Counterclaim in response to the Complaint. In the Answer, we denied that we had any liability to Prolias for the claims raised in the Complaint. In the Counterclaim, we sought (a) to recover from Prolias the principal amount of $500,000 plus interest that was due and owing under a March 18, 2014 promissory note that Prolias delivered to us and (b) to compel Prolias to execute and deliver a $1 million promissory note to memorialize Prolias’ repayment obligations of money we advanced under the Agreement.

On May 27, 2016, the Court granted the motion by Prolias’ counsel to withdraw from representing Prolias and ordered Prolias to retain substitute counsel within 30 days.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

On July 6, 2016, we moved to dismiss Prolias’ complaint and strike Prolias’ answer to our counterclaims for failure to retain substitute counsel within 30 days as required by the Court’s May 27th Order. On August 15, 2016, the Court granted our motion and dismissed Prolias’ complaint with prejudice and struck Prolias’ answer to our counterclaims. On September 22, 2016, the Court granted our request to enter default judgment against Prolias for failure to plead or otherwise respond to the counterclaims. Thereafter, on October 13, 2016, we filed an application to enter final judgment and taxing of costs against Prolias. We requested that the Court enter final judgment against Prolias and for us in the amount of $621,236, plus ten percent interest continuing to accrue on the principal balance of $500,000 unless and until paid, attorneys’ fees and costs of $390,769, and a declaratory judgment that Prolias is deemed to have executed and delivered to us a promissory note in the amount of $1,000,000 under Article 10.2(a) of the Collaboration Agreement. On November 17, 2016, the Court denied our application without prejudice and with leave to refile.

On February 16, 2017, we refiled our application for final judgment, and on March 9, 2017, the Superior Court of New Jersey entered a final judgment in our favor against Prolias for the sum of $636,053 plus ten percent interest continuing to accrue on the principal balance of $500,000 (per diem $136.99) unless and until paid. Final judgment was also entered in our favor, and against Prolias, declaring Prolias is deemed to have executed and delivered to us a promissory note in the amount of $1,000,000 and Prolias is obligated to repay us the principal amount and all interest in accordance with the terms of the promissory note and Article 10.2(a) of the Collaboration Agreement by and between Prolias and us. On March 17, 2017, we requested that the final judgment against Prolias be recorded as a statewide lien. No assurance can be given that we will be able to recover on the judgment against Prolias.

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

Brookwood MC Investors, LLC & MCII v, PDI, Inc.

On March 30, 2017, we received a tenancy summons and verified complaint for nonpayment of our Parsippany, New Jersey office rent. The complaint alleges amounts owing of $203,734 covering unpaid base rent of $54,075 from January through March 2017, as well as late charges, attorney’s fees, and the redeposit of a security deposit of $136,975. The plaintiff landlord seeks judgement for possession of the premises. A hearing in the Superior Court of New Jersey, Morris County-Special Civil part, is scheduled for April 21, 2017.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Capital Market under the ticker symbol “IDXG.” On December 28, 2016, we effected a one-for-ten reverse split of our issued and outstanding shares of our common stock. At the effective time of the reverse split, every 10 shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock, without any change in the par value per share. Our common stock began trading on The Nasdaq Capital Market on a reverse stock split-adjusted basis on December 29, 2016. There was no change in our ticker symbol as a result of the reverse stock split.

The price range per share of common stock presented below represents the high and low trading price for our common stock on The Nasdaq Capital Market for the last two years by quarter. The market prices below give retroactive effect to the one-for-ten reverse split of our issued and outstanding shares of common stock effected on December 28, 2016.

	2016		2015
	HIGH	LOW	HIGH	LOW
First quarter	$4.00	$2.00	$21.50	$13.00
Second quarter	$5.38	$2.30	$18.10	$10.00
Third quarter	$4.09	$1.60	$27.40	$14.00
Fourth quarter	$13.50	$0.79	$19.80	$4.20

Holders of Record

We had 136 stockholders of record as of March 30, 2017.  Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future.  Future earnings, if any, will be used to finance the future operation and growth of our businesses.

Recent Sales of Unregistered Securities

None.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

ITEM 6.	SELECTED FINANCIAL DATA

We are a “smaller reporting company” for purposes of the disclosure requirements of Item 301 of Regulation S-K and, therefore, we are not required to provide this information.

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

COMPANY OVERVIEW

We are a fully integrated commercial company that provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize molecular diagnostic tests and related first line assays principally focused on early detection of high potential progressors to cancer and leverage the latest technology and personalized medicine for improved patient diagnosis and management. We currently have three commercialized molecular diagnostic assays in the marketplace for which we are reimbursed by Medicare and multiple private payors: PancraGEN®, a pancreatic cyst and pancreaticobiliary solid lesion molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy; and ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary gene expression assay. We are also in the process of “soft launching” while we gather additional market data, BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that utilizes our PathFinder platform.

Our mission is to provide personalized medicine through molecular diagnostics and innovation to advance patient care based on rigorous science. We are leveraging our Clinical Laboratory Improvement Amendments, or CLIA, certified and College of American Pathologists, or CAP, accredited laboratories to develop and commercialize our assays and products. We aim to provide physicians and patients with diagnostic options for detecting genetic and other molecular mutations that are associated with gastrointestinal and endocrine cancer. Our customers consist primarily of physicians, hospitals and clinics.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

With the completion of the sale of substantially all of our CSO business in December 2015 and transition of related activities through September 2016, we are now concentrating our efforts on our molecular diagnostics business by offering solutions for determining the presence of certain cancers to clinicians and their patients as well as providing prognostic pre-cancerous information, which we believe to be an expanding market opportunity. The global molecular diagnostics market is estimated to be $6.45 billion and is a segment within the approximately $60 billion in vitro diagnostics market. We believe that the molecular diagnostics market offers significant growth and strong patient value given the substantial opportunity it affords to lower healthcare costs by helping to reduce unnecessary surgeries and ensuring the appropriate frequency of monitoring. We are keenly focused on growing our test volumes, securing additional coverage and reimbursement, maintaining our current reimbursement and supporting revenue growth for our three commercialized innovative tests, introducing related first line product and service extensions, as well as expanding our business by developing and promoting synergistic products, like BarreGEN®, in our market.

Operating Activities in 2016

In 2016, we made progress related to laboratory licenses allowing us to market our products, improved reimbursement coverage and rates and expanding our product offerings while reducing operating costs and continuing to exit the remainder of our CSO business.

In March 2016, we announced that we implemented a broad-based program to maximize efficiencies and cut costs as we focus on improving cash flows and profitability while completing our transition to a standalone molecular diagnostics business. In addition to reducing headcount, we have realigned our compensation structure, consolidated positions, eliminated programs and development plans that did not have near term benefits, and streamlined and right-sized operating systems while reducing overhead. This was done while supporting the transition of our CSO business to the buyer of that business and continuing to shut-down less profitable CSO contracts that were not part of the sale of that business.

In August 2016, we announced that the New York State Department of Health had reviewed and approved ThyraMIR®, the Company’s micro RNA gene-expression based test, in New York State. New York State accounts for approximately 5% of the 600,000 FNA biopsies performed in the U.S. annually according to Thyroid Disease Manager. With this final approval, ThyraMIR® is now available to patients across the U.S.

 In October 2016, we announced that the New York State Department of Health had reviewed and approved ThyGenX®, our NextGen Sequencing oncogene panel for thyroid nodules. The New York State approval of ThyGenX® enables us to test specimens from patients in New York and therefore, enables us to market both ThyGenX® and ThyraMIR® together in that state. As ThyGenX® always precedes the running of ThyraMIR®, approximately 82% of ThyGenX® cases warranting reflex to a more sophisticated RNA assessment via ThyraMIR®. Of the several states that require special licensure to provide testing to patients who reside in their jurisdiction, New York was the final state to issue a license.

Also, in October 2016, we announced completion and the validation and launch of two new thyroid services, further expanding our comprehensive support of physicians and health care institutions servicing thyroid patients. Our new cytopathology service is designed to assist physicians and clinics that prefer to have the initial FNA biopsy assessed by an independent third party versus having it performed on site.

Additional Reimbursement Coverage During 2016

Reimbursement progress is key for any molecular diagnostic company. We made progress in both public and private reimbursement throughout the year. Perhaps our greatest accomplishment in 2016 was our agreement with Aetna to cover our ThyraMIR® test, which together with their previous approval to cover ThyGenX®, provides 46 million covered patients the opportunity to use both of our thyroid assays.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

We have been successfully expanding the reimbursement of our products in 2016. In summary, three of our molecular diagnostics are now covered by Medicare. Specifically we have made the following progress with payors in 2016:

● In December 2016, we announced that Aetna, the third largest health plan in the United States, agreed to cover our ThyraMIR® test, the first micro RNA classifier made available for improving the diagnosis of indeterminate thyroid nodules, for all of Aetna’s approximately 46 million members nationwide, with coverage effective immediately. Our ThyGenX® and ThyraMIR® thyroid assays are now covered for approximately 200 million patients nationwide, including through Medicare, national and regional health plans.

● In April 2016, we also announced that we received coverage for all of our products by Galaxy Health Network, a national managed care provider with over 3.5 million covered lives. Galaxy Health Network’s Preferred Provider Organization includes a network of over 400,000 contracted physicians, 2,700 hospitals and 47,000 ancillary providers.

● In April 2016, we announced new coding by Novitas Solutions for PancraGEN®. Novitas Solutions has assigned a new molecular CPT code to its PancraGEN® test for pancreatic cysts. Prior to this coding change, the test was covered under a miscellaneous chemistry code, which is used for billing a wide range of tests across the laboratory industry and does not effectively differentiate between technologies that have significantly different features and offer unique benefits to patients with specific diseases.

● In February 2016, we announced that we received Medicare approval for coverage of ThyraMIR®. As a result, ThyraMIR® is now accessible to more than 50 million Medicare covered patients nationwide effective December 14, 2015. ThyGenX® is already covered by Medicare. Therefore, the addition of coverage for ThyraMIR® provides Medicare covered patients the benefits of the ThyGenX®/ThyraMIR® combination test.

● In January 2016, we announced that our MAC, Novitas Solutions, issued a new LCD for PancraGEN®. The LCD provides the specific circumstances under which PancraGEN® is covered. The new policy is non-conditional and may improve the efficiency of the testing process for doctors and patients. The LCD covers approximately 55 million patients, bringing the total patients covered for PancraGEN® to nearly 68 million.

Settlements and Debt Exchange for RedPath Note

Settlement Agreement with Former Senior Executives

Effective January 17, 2017, Frank Arena, Jennifer Leonard, Nancy Lurker, Graham G. Miao and Gerald R. Melillo, Jr., all former senior executives of ours, each agreed to accept a payment of 35% of the total severance obligations due to each of them pursuant to their respective separation agreements with us, or an aggregate of approximately $1.0 million, in satisfaction in full and settlement of an aggregate of approximately $2.9 million in severance payments. Their agreement was conditioned upon their receipt from us of such payments by March 1, 2017. Our obligation to make such payments was conditioned upon us consummating a sufficiently large financing (with gross proceeds of approximately $4.0 million) and the prior agreement of our investment banker and investors in such financing for the use of a portion of such proceeds for such payments. Our registered direct offering completed on January 25, 2017 satisfied such conditions. Each of the former senior executives agreed to enter into releases with us at the time of receipt of such payments, and in consideration therefor, releasing us and our directors, officers and agents from any and all claims, losses and damages they have or ever had against us and our directors, officers and agents. Accordingly on February 27, 2017 we paid approximately $1.0 million of the net proceeds from such registered direct offering to satisfy the obligations due to the five former senior executives and received releases of the Company and our directors, officers and agents as executed by all five former senior executives at that time.

Debt Exchange for RedPath Note

Exchange Agreement

On March 22, 2017, we entered into an exchange agreement, or the Exchange Agreement, with the Investor. Prior to our entering into the Exchange Agreement, the Investor acquired the RedPath Note, which was entered into in connection with our acquisition of RedPath in October 2014. The RedPath Note had an aggregate principal amount of $9,336,250 outstanding and was acquired by the Investor for $8,869,437.50. The RedPath Equityholder Representative assigned all of its rights, title and interest in the RedPath Note to the Investor, including, but not limited to, its security interest in all of our assets and the assets of our subsidiaries.

Pursuant to the Exchange Agreement, we and the Investor agreed to exchange the RedPath Note for (i) a senior secured convertible note in the aggregate principal amount of $5,321,662.50, or the Exchanged Convertible Note, which is convertible into shares of our common stock in accordance with its terms, and (ii) a senior secured non-convertible note with an aggregate principal amount of $3,547,775, or the Exchanged Non-Convertible Note, for a combined aggregate principal amount of $8,869,437.50. The Exchanged Notes will rank senior to all of our outstanding and future indebtedness, other than the indebtedness in favor of our credit line lender and are secured by a perfected security interest in all of our existing and future assets and those of our subsidiaries. Upon the reduction of 55% of the aggregate principal amount of each of the Exchanged Notes, the Investor will release its security interest in its entirety.

The closing of the Exchange Agreement occurred on March 23, 2017.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

The Exchanged Notes

The Exchanged Notes mature at 125% of the face value on the fifteenth month anniversary of the closing date, or June 22, 2018, and bear interest quarterly at one and one hundredth percent (1.01%) per annum (as may be adjusted from time to time). Under the terms of the Exchanged Notes, we have the right to require a redemption of a portion (not less than $500,000) or all of the applicable Exchanged Notes prior to their maturity at a price equal to 115% of the principal amount of the Exchanged Notes within the first 180 days of issuance, 120% of the principal amount of the Exchanged Notes between 180 and 270 days of issuance, and 125% of the principal amount of the Exchanged Notes after 270 days of issuance. A mandatory redemption may be required by the Investor in connection with the occurrence of an event of default or change of control. In each event, the redemption price is subject to a premium on parity, and the Exchanged Convertible Note redemption may be subject to a premium on parity if certain unfavorable conditions exist, as described therein.

The Exchanged Convertible Note is convertible into shares of our common stock. The Investor may elect to convert all or a portion of the Exchanged Convertible Note and all accrued and unpaid interest with respect to such portion, if any, into shares of common stock at a fixed conversion price of $2.44, or the Fixed Conversion Price. In the event we seek and obtain stockholder approval to issue shares of common stock in connection with the conversion of the Exchanged Convertible Note (which determination shall be at our sole discretion) from and after the date of the Exchange Agreement, the Exchanged Convertible Note may alternatively be converted, or an Alternative Conversion, by the Investor at the greater of (i) $0.40 and (ii) lowest of (x) the applicable conversion price as in effect on the applicable conversion date of the applicable Alternative Conversion, and (y) 88% of the lowest volume-weighted average price of the common stock during the 10 consecutive trading day period ending and including the date of delivery of the applicable conversion notice. If the volume-weighted average price of our common stock exceeds 135% of the Fixed Conversion Price, or $3.29, for five consecutive trading days and no equity conditions failure, as defined, then exists, we have the option to convert the Exchanged Convertible Note into shares of common stock at the Fixed Conversion Price. We may not effect the conversion of any portion of the Exchanged Convertible Note, and the Investor shall not have the right to convert any portion of the Exchanged Convertible Note, to the extent that after giving effect to such conversion, the Investor together with any other persons whose beneficial ownership of our common stock could be aggregated with the Investor’s collectively would be in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. Additionally, any such conversion will be null and void and treated as if never made.

Through March 30, 2017, the Investor converted $4,321,663 of the Exchanged Convertible Note into 1,730,534 shares of our common stock.

Security Agreement

As noted above, simultaneously with the sale of the RedPath Note to the Investor, RedPath Equityholder Representative assigned all of its security interest in our assets and those of our subsidiaries to the Investor. Pursuant to this assignment, on March 23, 2017, we and our subsidiaries, Interpace Diagnostics Corporation and Interpace LLC, entered into an Amended and Restated Security and Pledge Agreement, or the Security Agreement, and an Amended and Restated Intellectual Property Security Agreement, or the IP Security Agreement, with the Investor, evidencing the transfer of security interest in favor of the RedPath Equityholder Representative to the Investor. In addition, our material subsidiaries entered into a Guaranty in favor of the Investor, to support our obligations pursuant to the terms of the Exchange Agreement. The Security Agreement, among other things, authorizes the Investor to file UCC-3 financing statements to transfer the liens on file with the Secretary of State of the State of Delaware to the Investor. The Investor will also have control of certain deposit accounts in our name. Under the IP Security Agreement, we also granted the Investor the right to assign the liens on its intellectual property in favor of the RedPath Equityholder Representative to the Investor. The liens in favor of the Investor are senior to any other of our indebtedness, except the lien in favor of our credit line lender. As noted above, upon the reduction of 55% of the aggregate principal amount of each of the Exchanged Notes, the Investor will release its security interest in its entirety.

Termination Agreement

Simultaneously with the consummation of the sale of the RedPath Note to the Investor, on March 22, 2017, we and our subsidiaries entered into a Termination Agreement with the RedPath Equityholder Representative. Under the terms of the Termination Agreement, RedPath Equityholder Representative agreed to terminate certain royalty and milestone rights, or the Royalties, provided under that certain Contingent Consideration Agreement, dated October 31, 2014, entered into in connection with the our acquisition of RedPath. In addition, the RedPath Equityholder Representative agreed to terminate its rights, granted under that certain Agreement and Plan of Merger, dated October 31, 2014, among RedPath, us and certain other parties, to designate an observer to be present in an observer capacity at meetings of our board of directors, or the Board Observer Rights. As consideration for the termination of its Royalties and Board Observer Rights, we agreed to issue warrants to purchase up to an aggregate of 100,000 shares of our common stock, or the RedPath Warrants, to certain former equityholders of RedPath, as designated by the RedPath Equityholder Representative. We have 10 days from the instruction of the RedPath Equityholder Representative to effect the issuance of any of the RedPath Warrants.

The RedPath Warrants will have an exercise price of $4.69 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock. The RedPath Warrants will be exercisable at any time on or after the six-month anniversary of the issuance date, or September 22, 2016 and will survive until the fifth anniversary of that date.

If at any time we grant, issue or sell any instruments that are convertible into or exercisable or exchangeable for common stock or rights to purchase stock, warrants, securities or other property pro rata to all of the stockholders, or the Purchase Rights, then the holder of a RedPath Warrant will be entitled to acquire, on the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete exercise of the RedPath Warrant immediately before the date on which a record is taken or otherwise determined for the grant, issuance or sale of such Purchase Rights. In addition, during such time as the RedPath Warrants are outstanding, if we declare any dividend or other distribution of our assets (or rights to acquire its assets) to all of the stockholders, by way of return of capital or otherwise, or a Distribution, then, in each such case, the holder will be entitled to participate in such Distribution to the same extent that the holder would have participated therein if the holder had held the number of shares of common stock acquirable upon complete exercise of the RedPath Warrant immediately before the date of which a record is taken or otherwise determined for participation in such Distribution.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Recent Equity Financings

From December 22, 2016 through February 8, 2017, we completed four public offerings of common stock and a private placement of warrants, which resulted in aggregate gross proceeds to us of approximately $14.1 million. A description of the financings is as follows:

●

On December 22, 2016, we completed a registered direct public offering with a single institutional investor, or the Registered Direct Offering, to sell 200,000 shares of our common stock at a price of $5.30 per share and prefunded warrants to purchase 160,000 shares of our common stock at a price of $5.20 per warrant, with each warrant having an exercise price of $0.10 per share. The warrants were immediately exercised. The Registered Direct Offering resulted in gross proceeds to us of approximately $1.9 million. We used approximately $1.3 million to make the first quarterly payment of principal under the RedPath Note due to the Redpath Equityholder Representative.

●

On January 6, 2017, we completed a registered direct public offering, or the Second Registered Direct Offering, to sell 630,000 shares of our common stock at a price of $6.81 per share to certain institutional investors. The Second Registered Direct Offering resulted in gross proceeds to us of approximately $4.2 million. We are using the net proceeds from the Second Registered Direct Offering for working capital, repayment of indebtedness and general corporate purposes. In addition, we granted each institutional investor who participated in the Second Registered Direct Offering the right, for a period of 15 months following January 6, 2017, or until April 6, 2018, to participate in any public or private offering by us of equity securities, subject to certain exceptions, up to such investor’s pro rata portion of 50% of the securities being offered.

●

On January 25, 2017, we completed a registered direct public offering, or the Third Registered Direct Offering, to sell 855,000 shares of our common stock and a concurrent private placement of warrants to purchase 855,000 shares of our common stock, or the Warrants, to the same investors participating in the Third Registered Direct Offering, or the Private Placement. The Warrants and the shares of our common stock issuable upon the exercise of the Warrants were not registered under the Securities Act and were sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares of common stock sold in the Third Registered Direct Offering and the Warrants issued in the concurrent Private Placement were issued separately but sold together at a combined purchase price of $4.69 per share of common stock and accompanying Warrant. The Third Registered Direct Offering resulted in gross proceeds to us of approximately $4 million. We are using the net proceeds from the Third Registered Direct Offering for working capital, repayment of indebtedness and general corporate purposes and also used approximately $1.0 million to satisfy the obligations due to the five former senior executives.

●

On February 8, 2017, we completed an underwritten, confidentially marketed public offering, or the CMPO, to sell 1,200,000 shares of our common stock at a price of $3.00 per share. In addition, we granted the underwriters an option to purchase up to an additional 9% of the total number of shares of common stock sold by us in the CMPO, solely for the purpose of covering over-allotments, if any. The underwriters exercised the over-allotment option in full. The CMPO resulted in gross proceeds to us of approximately $3.9 million. We are using the proceeds from the CMPO for working capital, repayment of indebtedness and liabilities and for general corporate purposes.

Certain Defaults of Current Obligations

From September 30, 2016 through December 31, 2016, we provided working capital by extending our payables primarily by not making timely payments on current obligations and debt incurred prior to the sale of our CSO business, entering into payment plans, negotiating termination agreements on commitments that were not useful to our current business and not paying certain severance obligations to terminated employees. Despite the $14.1 million of capital we have raised from December 2016 through February 2017, we remain in default of certain of our current obligations, as set forth below:

● We received a Notice of Default dated December 12, 2016 for non-payment of November and December rent for our Parsippany, New Jersey facility, or the Parsippany Lease, which has been substantially vacant since the sale of the CSO business in December 2015. In the notice, the landlord stated the amount of rent due, $112,519, had been deducted from a security deposit of $136,975. We paid the past due November 2016 rent and half of the December 2016 rent. The lease term for the property ends on June 30, 2017. On March 30, 2017, we received a tenancy summons and verified complaint for nonpayment of our Parsippany, New Jersey office rent. The complaint alleges amounts owing of $203,734 covering unpaid base rent of $54,075 from January through March 2017, as well as late charges, attorney’s fees, and the redeposit of a security deposit of $136,975. The plaintiff landlord seeks judgement for possession of the premises. A hearing in the Superior Court of New Jersey, Morris County-Special Civil part, is scheduled for April 21, 2017.

● Pursuant to the terms of our Credit and Security Agreement dated September 28, 2016 with SCM Specialty Finance Opportunities Fund, L.P., or the Credit Agreement, the default under the Parsippany Lease creates a cross-default under the Credit Agreement. We have not yet drawn down on the credit facility as we are negotiating revisions to certain covenants in the Credit Agreement, and we will not be permitted to draw down under the credit facility until the default referred to above is cured and until expiration of the Exchanged Notes.

● Currently, we are seeking to restructure past due vendor claims of approximately $2.6 million, which includes approximately $1.8 million due to certain vendors with whom we had stopped making payments in September 2016. As of March 1, 2017 we reinitiated payments with certain of those vendors and are continuing negotiations with others regarding scheduled payments. As of the date of this Annual Report on Form 10-K, we have outstanding royalty obligations totaling approximately $0.8 million and $0.3 million of outstanding state tax liabilities due to various taxing authorities.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

DESCRIPTION OF REPORTING SEGMENTS

We currently operate under one operating segment, which is our molecular diagnostic business. Until December 22, 2015 prior to the sale of the CSO business, we operated under two reporting segments: Commercial Services and Interpace Diagnostics. The CSO business is reported as discontinued operations through December 31, 2016 and has been reclassified to discontinued operations in the periods ended December 31, 2015 to conform to the current period presentation.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP.  The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in our consolidated financial statements and disclosed in the accompanying notes.  These assumptions and estimates are inherently uncertain.  Outlined below are accounting policies, which are important to our financial position and results of operations, and require our management to make significant judgments in their application.  Some of those judgments can be subjective and complex.  Management’s estimates are based on historical experience, information from third-party professionals, facts and circumstances available at the time and various other assumptions that are believed to be reasonable.  Actual results could differ from those estimates.  Additionally, changes in estimates could have a material impact on our consolidated results of operations in any one period.  For a summary of all of our significant accounting policies, including the accounting policies discussed below, see Note 1, Nature of Business and Significant Account Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Until a contract has been negotiated with a commercial insurance carrier or governmental program, the services may or may not be covered by these entities existing reimbursement policies. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment, the related revenue is only recognized upon the earlier of payment notification or cash receipt. Accordingly, we recognize revenue from commercial insurance carriers, government programs, and direct-bill healthcare providers without contracts, when payment is received.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

In 2015, we recorded $15.7 million of impairment charges relating to the impairment of our goodwill balance pertaining to the RedPath acquisition in October 2014. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements for more details.

Long-Lived Assets, including Finite-Lived Intangible Assets

We review the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value of the asset to its fair value measured by future discounted cash flows.  This analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. In 2016, we recorded $3.4 million of impairment charges relating to the impairment of our certain intangible assets pertaining to the Asuragen acquisition in August 2014.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

Significant judgment is also required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets.  We currently have significant deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences.  The realization of these assets is dependent on generating future taxable income.  We perform an analysis quarterly to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  Our recent operating results and projections of future income weighed heavily in our overall assessment.  The existing and forecasted levels of pretax earnings for financial reporting purposes are not sufficient to generate future taxable income and realize our deferred tax assets and, as a result, we established a full federal and state valuation allowance for the net deferred tax assets at December 31, 2016 and 2015, as we determined that it was more likely than not that these assets would not be realized.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth the selected statement of comprehensive loss data as a percentage of revenue for the periods indicated.  The trends illustrated in this table may not be indicative of future operating results.

	Years Ended December 31,
	2016	2016	2015	2015

Revenue, net	$13,085	100.0%	$9,432	100.0%
Cost of revenue	6,641	50.8%	6,910	73.3%
Gross profit	6,444	49.2%	2,522	26.7%
Operating expenses:
Sales and marketing	5,462	41.7%	10,358	109.8%
Research and development	1,647	12.6%	2,292	24.3%
General and administrative	10,504	80.3%	16,922	179.4%
Acquisition related amortization expense	3,770	28.8%	3,812	40.4%
Asset impairment	3,363	25.7%	-	0.0%
Loss on extinguishment of debt	-	0.0%	1,873	19.9%
Goodwill impairment	-	0.0%	15,666	166.1%
Change in fair value of contingent consideration	(11,860)	-90.6%	(7,993)	-84.7%
Total operating expenses	12,886	98.5%	42,930	455.2%

Operating loss	(6,442)	-49.2%	(40,408)	-428.4%
Interest expense	(2,144)	-16.4%	(3,705)	-39.3%
Other income (expense), net	14	0.1%	(93)	-1.0%
Loss from continuing operations before tax	(8,572)	-65.5%	(44,206)	-468.7%
Benefit from income taxes from continuing operations	(162)	-1.2%	(13,136)	-139.3%
Loss from continuing operations	(8,410)	-64.3%	(31,070)	-329.4%

(Loss) income from discontinued operations	(886)	-6.8%	10,341	109.6%
Gain on sale of assets	1,326	10.1%	21,634	229.4%
Income from discontinued operations	440	3.4%	31,975	339.0%
Provision for income tax on discontinued operations	362	2.8%	12,261	130.0%
Income from discontinued operations, net of tax	78	0.6%	19,714	209.0%

Net loss	$(8,332)	-63.7%	$(11,356)	-120.4%

Revenue, net

Consolidated revenue for the year ended December 31, 2016 increased by $3.7 million, or 38.7%, to $13.1 million, compared to the year ended December 31, 2015. This increase was principally attributable to increased test and collection volume of ThyGenX® and ThyraMIR®, and an increase in reimbursements, principally for ThyraMIR® tests.

Cost of revenue

Consolidated cost of revenue for the year ended December 31, 2016 decreased by $0.3 million, or 3.9%, to $6.6 million, compared to the year ended December 31, 2015. This decrease was attributable to lower lab supplies expense and improved efficiencies as part of a broad-based program to maximize efficiencies and cut costs.

Gross profit

Consolidated gross profit for the year ended December 31, 2016 increased $3.9 million, or 155.5%, to $6.4 million, compared to the year ended December 31, 2015. This increase was related to the favorable impact of the increase in revenue and reimbursement of our Thyroid tests along with the lower cost of revenue described above.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Sales and marketing expense

Sales and marketing expense was $5.5 million for the year ended December 31, 2016 and as a percentage of revenue was 41.7%. For the year ended December 31, 2015 the expense was $10.4 million and as a percentage of revenue was 109.8%. The decrease in sales and marketing expense principally reflects a reduction in sales personnel and the consolidation of marketing activities under a broad-based program to maximize efficiencies and cut costs in 2016.

Research and development

Research and development expense was $1.6 million and as a percentage of revenue was 12.6%. For the year ended December 31, 2015, the expense was $2.3 million and as a percentage of revenue, was 24.3%. This was primarily due to a study that ended in 2015 that had a total expense of approximately $0.5 million.

General and administrative

General and administrative expense for the year ended December 31, 2016 was $10.5 million as compared to $16.9 million for the year ended December 31, 2015. This decrease was primarily attributable to a decrease in stock compensation of $3.1 million, a net reduction in executive severance costs of $1.3 million, and $0.8 million in salary costs due to reduced headcount. In 2015, there was $1.8 million in stock compensation expense relating to the accelerated vesting of equity attributable to the CSO sale in December 2016, which is a portion of the $3.1 million decrease in stock compensation discussed above. As a percentage of revenue, general and administrative expense was 80.3% for the year ended December 31, 2016 as compared to 179.4% for the year ended December 31, 2015.

Acquisition related amortization expense

During the years ended December 31, 2016 and December 31, 2015, we recorded amortization expense of approximately $3.8 million for both periods. Amortization expense pertains to RedPath and Asuragen acquired intangible assets.

Asset impairment

During the year ended December 31, 2016, we incurred an asset impairment charge of approximately $3.4 million related to the PancraMIR® and Biobank assets associated with the acquisition of certain assets from Asuragen.

Loss on extinguishment of debt

In connection with paying off our credit agreement in 2015, we incurred approximately $1.9 million in expense consisting of $1.4 million in exit fee expense (net), $0.2 million in accelerated deferred financing costs, and $0.3 million in the acceleration of the loan origination fee. See Note 17, Long-Term Debt, in the Consolidated Financial Statements for more details.

Goodwill impairment

During the year ended December 31, 2015, we recognized an impairment charge of $15.7 million related to the goodwill associated with the Redpath acquisition in October 2014. See Note 7, Goodwill and Other Intangible Assets, in the Consolidated Financial Statements for more details.

Change in fair value of contingent consideration

During the year ended December 31, 2016, we had an $11.9 million reduction to our contingent consideration liability and recognized the credits to operating expenses in 2016. Lower future revenue projections resulted in reduced projected royalties due to the former equityholders of Asuragen and RedPath.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Operating loss

There were operating losses from continuing operations of $6.4 million and $40.4 million during the years ended December 31, 2016 and 2015, respectively.  The decrease in operating loss from continuing operations in the year ended December 31, 2016 was primarily attributable to the decrease in operating expenses discussed above.

Interest expense

There was interest expense of $2.1 million and $3.7 million during the years ended December 31, 2016 and December 31, 2015, respectively. The decrease in interest expense in the year ended December 31, 2016 was primarily attributable to the paying off of our $20 million credit agreement in December 2015.

Provision for income taxes

We had income tax benefits of approximately $0.2 million and $13.1 million for the years ended December 31, 2016 and December 31, 2015, respectively. Income tax benefits for the years ended December 31, 2016 and December 31, 2015 were primarily due to the reclassification of CSO as discontinued operations and the tax adjustments associated with that reclass.

Income (loss) from discontinued operations, before tax

We had a loss from discontinued operations of $0.9 million for the year ended December 31, 2016 as compared to income from discontinued operations of $10.3 million for the year ended December 31, 2015. This decrease was primarily related to a full year of CSO operations within discontinued operations in 2015.

Gain (loss) on sale

In 2016, the gain on sale of $1.3 million related to the final working capital adjustment regarding the sale of the CSO business in December of 2015. In 2015, we sold substantially all of our CSO business to Publicis for an aggregate cash purchase price at closing of approximately $28.5 million, which resulted in a net gain on sale of approximately $21.6 million. In the first quarter of 2015, we recorded a gain on sale of the business of Group DCA, LLC, or Group DCA, of approximately $0.2 million. In the fourth quarter of 2015, we recorded a loss on the disposal of Group DCA of $1.2 million. See Note 4, Discontinued Operations, in the Consolidated Financial Statements for more details.

LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended December 31, 2016, we had an operating loss of $6.4 million. As of December 31, 2016, we had cash and cash equivalents of $0.6 million and current liabilities of $16.2 million. From September 30, 2016 through December 31, 2016, we provided working capital by extending our payables primarily by not making timely payments on current obligations and debt incurred prior to the sale of our CSO business, entering into payment plans, negotiating termination agreements on commitments that were not useful to our current business and not paying certain severance obligations to terminated employees.

It is anticipated that we will require additional capital to fund our operations. There is no guarantee that additional capital will be raised to fund our operations in 2017 and beyond, but we intend to meet our capital needs by driving revenue growth, containing costs as well as exploring other options.

We completed four public offerings and a private placement of warrants from December 22, 2016 through February 8, 2017, which resulted in aggregate gross proceeds to us of approximately $14.1 million. See “Recent Equity Financings”. Of that amount, we used approximately $1.3 million to make the first principal payment on the RedPath Note on December 31, 2016 (which RedPath Note has since been acquired by the Investor and exchanged with the Company for the Exchanged Notes) and approximately $1.0 million on February 27, 2017 to satisfy severance obligations due to five former senior executives. The proceeds from the public offerings and private placement have improved our overall cash position. However, as we continue to fund our operating deficit with proceeds from these offerings, we remain in default of certain of our current obligations and certain vendors have threatened litigation against us. See “Certain Defaults of Current Obligations”.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Additionally, on March 23, 2017, we completed the exchange of the RedPath Note, which was acquired by the Investor, for two new Exchanged Notes aggregating $8.9 million. The Exchanged Notes consist of (i) a senior secured convertible note in the aggregate principal amount of $5.3 million which is convertible into shares of our common stock, in accordance with its terms, and (ii) a senior secured non-convertible note with an aggregate principal amount of $3.6 million, for a combined aggregate principal amount of $8.9 million. The Exchanged Notes rank senior to all of our outstanding and future indebtedness, other than the indebtedness in favor of our credit line lender and are secured by a perfected security interest in all of our existing and future assets and those of our subsidiaries. Upon the reduction of 55% of the aggregate principal amount of each of the Exchanged Notes, the Investor will release its security interest in its entirety. See “Debt Exchange for RedPath Note.” We believe the restructuring of the remaining balance of our $9.34 million of secured debt due under the RedPath Note also improved our liquidity principally by reducing our currently due debt obligations in 2017 by approximately $4 million.

On September 28, 2016, the Company and its wholly owned direct and indirect subsidiaries, Interpace LLC and Interpace Diagnostics Corporation, entered into the Credit Agreement with SCM Specialty Finance Opportunities Fund, L.P., or the Lender. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide a revolving loan, or the Loan, to us in the maximum principal amount of $1.2 million. The maturity date of the Loan is September 28, 2018. The Loan bears interest at an annual rate equal to the Prime Rate (as defined in the Credit Agreement) plus 2.75%, payable in cash monthly in arrears. The interest rate will be increased by 5.0% in the event of a default under the Credit Agreement. Events of default under the Credit Agreement, some of which are subject to certain cure periods, include a failure to pay or perform obligations when due, the making of a material misrepresentation to the Lender, the rendering of certain judgments or decrees against us and our subsidiaries and the initiation, voluntarily or involuntarily, of a bankruptcy or similar proceeding against us or our subsidiaries. As mentioned above, pursuant to the terms of the Credit Agreement, the default under the Parsippany Lease creates a cross-default under the Credit Agreement. We have not yet drawn down on the credit facility as we are negotiating revisions to certain covenants in the Credit Agreement, and we will not be permitted to draw down under the credit facility until the default referred to above is cured and until expiration of the Exchanged Notes. See “Certain Defaults of Current Obligations.”

Also on September 28, 2016, we and our subsidiaries acknowledged and agreed to an Intercreditor Agreement by and between the Lender and the RedPath Equityholder Representative, or the Intercreditor Agreement, pursuant to which the Lender has a first lien security interest on all of the accounts receivable (and related intangibles) of us and our subsidiaries and the RedPath Equityholder Representative has a second lien security interest, subordinated to the Lender, on all the accounts receivables (and related intangibles) of us and our subsidiaries. In addition, pursuant to the Intercreditor Agreement, the RedPath Equityholder Representative has a first lien security interest on all other assets of us and our subsidiaries and the Lender has no lien with respect to such other assets. As mentioned above, the RedPath Equityholder Representative assigned all of its rights, title and interest in the RedPath Note, including, but not limited to, its security interest in all of our assets and the assets of our subsidiaries, to the Investor in connection with the consummation of the sale of the RedPath Note to the Investor.

During the year ended December 31, 2016, net cash used in operating activities was $8.9 million, of which $6.9 million was used in continuing operations and $2.0 million was used in discontinued operations. The main component of cash used in operating activities during the year ended December 31, 2016 was our loss from continuing operations of $8.4 million. During the year ended December 31, 2015, net cash used in operating activities was $19.8 million, of which $28.4 million was used in continuing operations and $8.6 million was provided by discontinued operations.  The main component of cash used in operating activities during the year ended December 31, 2015 was our loss from continuing operations of $31.1 million.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

For the year ended December 31, 2016, there was no cash from investing activities. For the year ended December 31, 2015 net cash provided by investing activities was approximately $26.4 million of which $0.3 million was used in continuing operations and $26.7 million was provided by discontinued operations primarily related to the net proceeds we received from the sale of CSO of $26.8 million.

For the year ended December 31, 2016, there was net cash provided from financing activities of $1.2 million, of which $1.7 million resulted from the issuance of common stock in our first registered direct offering completed on December 22, 2016, which was partially offset by the $0.5 million in payments of contingent consideration. For the year ended December 31, 2015, net cash used in financing activities was $21.6 million as we paid off our $20.0 million credit agreement that we entered into in 2014.

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

We are a “smaller reporting company” for purposes of the disclosure requirements of Item 305 of Regulation S-K and, therefore, we are not required to provide this information.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and the financial statement schedule specified by this Item 8, together with the reports thereon of BDO USA, LLP, are presented following Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives including that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, management is required to apply its judgment in evaluating the benefits of possible disclosure controls and procedures relative to their costs to implement and maintain.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2016 as a result of a material weakness. Specifically, as of December 31, 2016, the following material weaknesses existed:

●	We lack a sufficient complement of personnel to appropriately account for, review, and disclose the completeness and accuracy of transactions entered into by the Company.

●

We lack sufficient qualified resources to ensure the appropriate design and operating effectiveness of our internal control over financial reporting. Specifically, ineffective monitoring controls related to our accounting and reporting functions around management review were not adequately designed and/or operating effectively and resulted in adjustments to our financial statements and disclosures.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2016, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013), updated and reissued by the Committee and Sponsoring Organizations (the Integrated Framework). Based on their assessment under the Integrated Framework, our management has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2016 as a result of the continuing existence of the material weakness in our controls related to our identification and accounting for contingent consideration and related interest costs associated with seller financing and a material weakness identified related to our accounting for, review of, and disclosure of the completeness and accuracy of transaction that we enter into.

Changes in Internal Control over Financial Reporting

There has not been any change in our system of internal control over financial reporting during the fiscal year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors and executive officers of the registrant that is responsive to Item 10 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2017 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation that is responsive to Item 11 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2017 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management that is responsive to Item 12 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2017 annual meeting of stockholders and such information is incorporated by reference herein.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions that is responsive to Item 13 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2017 annual meeting of stockholders and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to principal accounting fees and services that is responsive to Item 14 of this Annual Report on Form 10-K will be included in our Proxy Statement for our 2017 annual meeting of stockholders and such information is incorporated by reference herein.

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Exhibit No.	Description
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

3.7	Certificate of Amendment to the Certificate of Incorporation of Interpace Diagnostics Group, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2016
4.1

Specimen Certificate Representing the Common Stock, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-46321), filed with the SEC on May 19, 1998

4.2	Form of Prepaid Common Stock Purchase Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016
10.1*	2000 Omnibus Incentive Compensation Plan, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014
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

10.8*

Offer Letter between the Company and Graham G. Miao, dated October 14, 2014, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.9*

Employment Separation Agreement between the Company and Graham G. Miao, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.10*

Confidential Information, Non-Disclosure, Non-Competition, Non-Solicitation and Rights to Intellectual Property Agreement between the Company and Graham G. Miao, dated October 14, 2014, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.11*

Form of Restricted Stock Unit Inducement Agreement, by and between the Company and Graham G. Mio, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014

10.12*

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Exhibit No.	Description
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

10.18

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

10.20

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

10.24

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

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

Exhibit No.	Description
10.31

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

10.33*

Amendment Agreement, dated December 7, 2015, by and between PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.) and Nancy S. Lurker, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2015

10.34*

Agreement and General Release, dated January 6, 2016, by and between Gerald Melillo and PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on January 1, 2016

10.35*	Agreement and General Release, dated January 15, 2016, by and between Nancy S. Lurker and PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on January 22, 2016.
10.36*	Severance Agreement and General Release, dated March 28, 2016, by and between Graham Miao and Interpace Diagnostics Group, Inc., incorporated by reference the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2016.
10.37*	Employment Separation Agreement between Interpace Diagnostics Group, Inc. and Nat Krishnamurti, effective as of June 22, 2016, incorporated by reference to the designated exhibit of Amendment No. 2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2016.
10.38*	Confidential Information, Non-Disclosure, Non-Solicitation, Non-Compete and Rights to Intellectual Property Agreement between Interpace Diagnostics Group, Inc. and Nat Krishnamurti, dated as of June 22, 2016, incorporated by reference to the designated exhibit of Amendment No. 2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2016.
10.39*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2016.
10.40	Credit Agreement and Security Agreement, dated as of September 28, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and SCM Specialty Finance Opportunities Fund, L.P., incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016.
10.41	Intercreditor Agreement, dated as of September 28, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and RedPath Equityholder Representative, LLC and acknowledged and agreed to by Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and Interpace Diagnostics Corporation, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016.
10.42	Third Amendment to Non-Negotiable Subordinated Secured Promissory Note, dated as of September 30, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016.
10.43	Management Engagement Letter, effective as of October 11, 2016, by and between Early Financial Consulting, LLC and Interpace Diagnostics Group, Inc., incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016.
10.44*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2016.
10.45*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and James Early, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2016.

Exhibit No.	Description
10.46*	Form of Incentive Stock Option Agreement, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2016.
10.47	Fourth Amendment to Non-Negotiable Subordinated Secured Promissory Note, dated as of October 31, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2016.
10.48*	Employment Agreement, dated as of October 28, 2016, by and between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2016.
10.49	Fifth Amendment to Non-Negotiable Subordinated Secured Promissory Note, dated as of November 16, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2016.
10.50	Placement Agency Agreement by and between Interpace Diagnostics Group, Inc. and Maxim Group, LLC, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016
10.51	Form of Securities Purchase Agreement by and between Interpace Diagnostics Group, Inc. and certain purchasers named therein, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016
21.1	Subsidiaries of the Registrant, filed herewith
23.1	Consent of BDO USA, LLP, filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	Denotes compensatory plan, compensation arrangement or management contract.

101

The following financial information from this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

ITEM 16.	Form 10-K Summary

The Company has opted to not provide a summary.

Interpace Diagnostics Group, Inc.

Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPACE DIAGNOSTICS GROUP, INC.

Date: March 31, 2017	/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Title	Date

/s/ Jack E. Stover	President, Chief Executive Officer and Director	March 31, 2017
Jack E. Stover	(Principal Executive Officer)

/s/ James Early	Chief Financial Officer	March 31, 2017
James Early	(Principal Financial Officer & Principal Accounting Officer)

/s/ Stephen J. Sullivan	Chairman of the Board of Directors	March 31, 2017
Stephen J. Sullivan

/s/ Joseph Keegan	Director	March 31, 2017
Joseph Keegan

Interpace Diagnostics Group, Inc.

(formerly known as PDI, Inc.)

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interpace Diagnostics Group, Inc.:

We have audited the accompanying consolidated balance sheets of Interpace Diagnostics Group, Inc. (formerly known as PDI, Inc.) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2016 and 2015.  In connection with our audits of the financial statements, we have also audited the financial statements schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interpace Diagnostics Group, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Woodbridge, New Jersey

March 31, 2017

INTERPACE DIAGNOSTICS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$602	$8,310
Short-term investments	-	106
Accounts receivable, net	2,209	2,806
Other current assets	1,415	2,569
Current assets from discontinued operations	14	5,374
Total current assets	4,240	19,165
Property and equipment, net	929	1,460
Other intangible assets, net	36,358	43,492
Other long-term assets	251	3,255
Non-current assets from discontinued operations	-	340
Total assets	$41,778	$67,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,326	$1,560
Accrued salary and bonus	3,551	2,424
Other accrued expenses	6,236	5,961
Current portion of long-term debt, net of debt discount	-	1,164
Current liabilities from discontinued operations	4,128	12,264
Total current liabilities	16,241	23,373
Contingent consideration	7,254	17,890
Long-term debt, net of debt discount	7,908	7,233
Other long-term liabilities	3,844	6,178
Total liabilities	35,247	54,674

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 2,230,506 and 1,870,506 shares issued, respectively; 2,176,252 and 1,766,252 shares outstanding, respectively	22	19
Additional paid-in capital	127,736	132,690
Accumulated deficit	(119,584)	(111,252)
Accumulated other comprehensive income	-	13
Treasury stock, at cost (54,254 and 104,254 shares, respectively)	(1,643)	(8,432)
Total stockholders' equity	6,531	13,038
Total liabilities and stockholders' equity	$41,778	$67,712

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except for per share data)

	For The Years Ended December 31,
	2016	2015

Revenue, net	$13,085	$9,432
Cost of revenue (excluding amortization of $3,770 and $3,812 respectively)	6,641	6,910
Gross profit	6,444	2,522
Operating expenses:
Sales and marketing	5,462	10,358
Research and development	1,647	2,292
General and administrative	10,504	16,922
Acquisition related amortization expense	3,770	3,812
Asset impairment	3,363	-
Loss on extinguishment of debt	-	1,873
Goodwill impairment	-	15,666
Change in fair value of contingent consideration	(11,860)	(7,993)
Total operating expenses	12,886	42,930

Operating loss	(6,442)	(40,408)
Interest expense	(2,144)	(3,705)
Other income (expense), net	14	(93)
Loss from continuing operations before tax	(8,572)	(44,206)
Benefit from income taxes from continuing operations	(162)	(13,136)
Loss from continuing operations	(8,410)	(31,070)

Discontinued Operations
(Loss) income from discontinued operations	(886)	10,341
Gain on sale of assets	1,326	21,634
Income from discontinued operations	440	31,975
Provision for income tax on discontinued operations	362	12,261
Income from discontinued operations, net of tax	$78	$19,714

Net loss	$(8,332)	$(11,356)

Other comprehensive income (loss):
Unrealized holding loss on available-for-sale securities, net	-	(3)
Comprehensive loss	$(8,332)	$(11,359)

Basic and diluted (loss) income per share of common stock:
From continuing operations	$(4.63)	$(20.08)
From discontinued operations	0.04	12.74
Net loss per basic and diluted share of common stock	$(4.59)	$(7.34)
Weighted average number of common shares and common share equivalents outstanding:
Basic	1,816	1,548
Diluted	1,816	1,548

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	For The Years Ended December 31,
	2016		2015
	Shares	Amount	Shares	Amount
Common stock:
Balance at January 1	1,870	$19	1,656	$17
Common stock issued	-	-	132	1
Common stock issued through offering	200	2	-	-
Exercise of warrants	160	1	-	-
Restricted stock issued	-	-	87	1
Restricted stock forfeited	-	-	(5)	-
Balance at December 31	2,230	22	1,870	19
Treasury stock:
Balance at January 1	104	(8,432)	120	(14,334)
Treasury stock reissued	(50)	6,789	(50)	6,110
Treasury stock purchased	-	-	34	(208)
Balance at December 31	54	(1,643)	104	(8,432)
Additional paid-in capital:
Balance at January 1		132,690		134,339
Common stock issued		-		2
Common stock issued through offering, net of expenses		857		-
Issuance of warrants		832		-
Exercise of warrants		15		-
Common stock issued through ATM		-		451
Restricted stock issued		-		(9)
Treasury stock reissued		(6,789)		(6,110)
Stock-based compensation expense		131		4,017
Balance at December 31		127,736		132,690
Accumulated deficit:
Balance at January 1		(111,252)		(99,896)
Net loss		(8,332)		(11,356)
Balance at December 31		(119,584)		(111,252)
Accumulated other comprehensive (loss) income:
Balance at January 1		13		16
Unrealized holding loss on available-for-sale securities, net of tax		-		(3)
Realized loss, net of tax		(13)		-
Balance at December 31		-		13
Total stockholders' equity		$6,531		$13,038

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	For The Years Ended December 31,
	2016	2015

Cash Flows From Operating Activities
Net loss	$(8,332)	$(11,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,483	5,030
Realignment accrual accretion	34	139
Interest accretion	2,144	1,095
Provision for bad debt	899	802
Other current assets	102	979
Gain on sale of discontinued operations	-	(21,634)
Stock-based compensation	131	4,017
Goodwill impairment	-	15,666
Asset impairment	3,363	635
Non-cash loss on debt extinguishment		476
Change in fair value of contingent consideration	(11,860)	(7,993)
Deferred taxes	-	(1,167)
Realized gain on benefit plan	(4)	-
Other changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,766	(5,486)
Decrease (increase) in unbilled receivable	16	(181)
Decrease in other current assets	1,478	2,350
Decrease in other long-term assets	3,004	3,286
Increase in accounts payable	143	1,019
(Decrease) in unearned contract revenue	(11)	(5,201)
Decrease in current portion of long-term debt	(1,333)	-
(Decrease) increase in accrued salaries and bonus	(637)	895
Decrease in accrued liabilities	(4,992)	(3,389)
(Decrease) increase in long-term liabilities	(2,334)	176
Net cash used in operating activities	(8,940)	(19,842)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(353)
Net proceeds from sale of assets	-	26,751
Net cash provided by investing activities	-	26,398

Cash Flows From Financing Activities
Repayment of financing arrangement	-	(20,000)
Payments of contingent consideration	(475)	-
Debt extinguishment costs	-	(1,600)
Issuance of common stock, net of expenses	1,707	451
Cash paid for repurchase of restricted shares	-	(208)
Net cash provided by (used in) financing activities	1,232	(21,357)

Net decrease in cash and cash equivalents	(7,708)	(14,801)
Cash and cash equivalents – beginning	8,310	23,111
Cash and cash equivalents – ending	$602	$8,310
Cash paid for taxes	$71	$242
Cash paid for interest	$-	$3,128

The accompanying notes are an integral part of these consolidated financial statements

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

1.	Nature of Business and Significant Accounting Policies

Nature of Business

Interpace Diagnostics Group, Inc. (the “Company”) is a fully integrated commercial company that provides clinically useful molecular diagnostic tests and pathology services. The Company develops and commercializes molecular diagnostic tests and related first line assays principally focused on early detection of high potential progressors to cancer and leverages the latest technology and personalized medicine for improved patient diagnosis and management. The Company currently has three commercialized molecular diagnostic assays in the marketplace for which it is reimbursed by Medicare and multiple private payors: PancraGEN®, a pancreatic cyst and pancreaticobiliary solid lesion molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy; and ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary gene expression assay. The Company is also in the process of “soft launching” while gathering additional market data, BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that utilizes the Company’s PathFinder platform.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The consolidated financial statements include the accounts of Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation and Interpace Diagnostics, LLC.

Discontinued operations include the Company's wholly-owned subsidiaries: Group DCA, LLC (“Group DCA”); InServe Support Solutions (Pharmakon); and TVG, Inc. (TVG, dissolved December 31, 2014) and its Commercial Services (“CSO”) business unit. All significant intercompany balances and transactions have been eliminated in consolidation.

Effective December 31, 2015, the Company has one reporting segment: the Company's molecular diagnostics business, after the divestiture of its CSO business on December 22, 2015, see Note 4, Discontinued Operations for further information. The Company's current reporting segment structure is reflective of the way the Company's management views the business, makes operating decisions and assesses performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  Significant estimates include accounting for business combinations, valuation allowances related to deferred income taxes, contingent consideration, allowances for doubtful accounts and notes, revenue recognition, income tax accruals, and asset impairments.  The Company periodically reviews these matters and reflects changes in estimates as appropriate.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash accounts, money market investments and highly liquid investment instruments with original maturity of three months or less at the date of purchase.

Interpace Diagnostics Group, Inc.

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

Receivables and Allowance for Doubtful Accounts

The Company’s accounts receivable are generated using its proprietary tests. The Company’s services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payor or hospital. The Company recognizes accounts receivable related to billings for Medicare, Medicare Advantage, and hospitals (direct-bill clients) on an accrual basis, net of contractual adjustment, when collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, or the amounts billed to hospitals. The Company records an Allowance for Doubtful accounts based on the collection history for PancraGen® hospital roster billings (direct bill clients) and for Medicare Advantage billings for PancraGen® and ThyGenix®. Since Medicare has fixed reimbursement rates, there is no Allowance for Doubtful Accounts associated with Medicare.For non-paying roster accounts, balances may be written off to bad debt after twelve months. Medicare Advantage accounts may be written off to bad debt after several appeals, which in some cases may take longer than twelve months.

The Company provides services to commercial insurance carriers or governmental programs that do not have a contract in place for its proprietary tests, which may or may not be covered by these entities existing reimbursement policies. In addition, the Company does not enter into direct agreements with patients that commit them to pay any portion of the cost of the tests in the event that their commercial insurance carrier or governmental program does not pay the Company for its services. In the absence of an agreement with the patient, or other clearly enforceable legal right to demand payment from commercial insurance carriers or governmental agencies, no accounts receivable is recognized. The Company does not record an Allowance for Doubtful Accounts for the commercial insurance or governmental programs since the revenue is recorded mainly on a cash basis.

Other current assets

Other current assets consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Indemnification assets	$875	$875
Letters of credit	-	360
Other receivables	325	1,048
Other	215	286
Total other current assets	$1,415	$2,569

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

Interpace Diagnostics Group, Inc.

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

See Note 6, Property and Equipment and Note 4, Discontinued Operations for further information.

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

Interpace Diagnostics Group, Inc.

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

During 2015, as a result of the decline in market capitalization and other indicators, such as reduced forecast expectations, the Company reviewed the recoverability of long-lived assets and finite-lived intangible assets. The Company concluded that the carrying values of such assets were recoverable as of December 31, 2015, and no impairment of such assets was necessary. During the year ended December 31, 2016, the Company recorded an asset impairment charge of approximately $3.4 million, resulting from a decline in market value of PancraMIR® and Biobank assets associated with the acquisition of certain assets from Asuragen. See Note 7, Goodwill and Other Intangible Assets for further information.

Interpace Diagnostics Group, Inc.

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

In connection with the October 31, 2014 acquisition of RedPath Integrated Pathology, Inc. (“RedPath”), the Company assumed a liability for a January 2013 settlement agreement (the “Settlement Agreement”) entered into by the former owners of RedPath with the United States Department of Justice (“DOJ”). Under the terms of the Settlement Agreement, the Company is obligated to make payments to the DOJ. These payments are due March 31st following the calendar year that the revenue milestones are achieved. See Note 10, Commitments and Contingencies for further information.

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

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

Persuasive evidence of an arrangement exists and delivery is deemed to have occurred upon completion, review, and release of the test results by the Company. The assessment of the fixed or determinable nature of the fees charged for diagnostic testing performed, and the collectability of those fees, requires significant judgment by management. Management believes that these two criteria have been met when there is contracted reimbursement coverage or a predictable pattern of collectability with individual third-party payors or hospitals and accordingly, recognizes revenue upon delivery of the test results. In the absence of contracted reimbursement coverage or a predictable pattern of collectability, the Company believes that the fee is fixed or determinable and collectability is reasonably assured only upon request of third-party payor notification of payment or when cash is received, and recognizes revenue at that time.

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

The Company primarily uses the Black-Scholes option-pricing model to determine the fair value of stock options and SARs. The determination of the fair value of stock-based payment awards is made on the date of grant and is affected by the Company’s stock price as well as assumptions made regarding a number of complex and subjective variables.  These assumptions include: expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors; the risk-free interest rate; and expected dividend yield. The fair value of restricted stock units, or RSUs, and restricted shares is equal to the closing stock price on the date of grant.

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

Interpace Diagnostics Group, Inc.

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

Income (Loss) per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the year including any unvested share-based payment awards that contain nonforfeitable rights to dividends.  Diluted earnings per common share are computed by dividing net income by the sum of the weighted average number of shares outstanding and dilutive common shares under the treasury method. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid), are participating securities and are included in the computation of earnings per share pursuant to the two-class method. As a result of the losses incurred in both 2016 and 2015, the potentially dilutive common shares have been excluded from the earnings per share computation for these periods because its inclusion would have been anti-dilutive.

Reverse stock split

On December 28, 2016, the Company effected a one-for-ten reverse split of its issued and outstanding shares of common stock in order to achieve the requisite increase in the market price of our common stock to be in compliance with the NASDAQ minimum bid price requirement. All share amounts in prior periods have been adjusted to reflect the reverse split.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

2.	Recent Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted this standard in 2016.

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

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contract with Customers - Narrow-Scope Improvements and Practical Expedients". In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing". In March 2016, the FASB issued ASU 2016-08, "Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". In August 2015, the FASB issued ASU 2015-14 deferring the effective date to annual and interim periods. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The core principle of these ASUs are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 affect only the narrow aspects of the guidance, such as assessing the collectability criterion and accounting for contracts that do not meet the criterion, presentation of sales and other similar taxes collected from customers, non-cash consideration, and contract modifications at transition. ASU 2016-10 clarifies two aspects of the guidance: identifying performance obligations and the licensing implementation. The intention of ASU 2016-08 is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2015-14 defers the effective date to annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. ASU 2014-09 is a comprehensive new revenue recognition model for revenue from contract with customers. The Company is evaluating the potential impact of the new guidance and will adopt these ASUs when effective.

3.	Liquidity

The accompanying consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2016, the Company had cash and cash equivalents of $0.6 million, net accounts receivable of $2.2 million, current assets of $4.2 million and current liabilities of $16.2 million. For the year ended December 31, 2016, the Company incurred a net loss of $8.3 million and cash used in operating activities was $8.9 million.

On December 22, 2016, the Company completed a registered direct public offering, which resulted in gross proceeds to the Company of approximately $1.9 million, (net proceeds of $1.7 million after expenses). In 2017, the Company closed on three equity offerings raising gross proceeds of $12.2 million. See Note 19, Subsequent Events, of Notes to the Consolidated Financial Statements.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

The Company also entered into a Credit Agreement with SCM Specialty Finance Opportunities Fund, L.P. on September 28, 2016 as described further below, on which it has not yet drawn.and may not be able to draw down any funds in the near future. The Company also anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to its commercial operations, developing products and product candidates, right sizing and reorganizing its administrative organization and winding down activities and managing obligations related to its discontinued operations.

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

Also on the Closing Date, the Company and its Subsidiaries acknowledged and agreed to an Intercreditor Agreement (the “Intercreditor Agreement”) by and between the Lender and the RedPath Equityholder Representative pursuant to which the Lender has a first lien security interest on all of the accounts receivable (and related intangibles) of the Company and its Subsidiaries and the RedPath Equityholder Representative has a second lien security interest, subordinated to the Lender, on all the accounts receivables (and related intangibles) of the Company and its Subsidiaries. In addition, pursuant to the Intercreditor Agreement, the RedPath Equityholder Representative has a first lien security interest on all other assets of the Company and its Subsidiaries and the Lender has no lien with respect to such other assets. As discussed below, the RedPath Equityholder Representative assigned all of its rights, title and interest in the RedPath Note, including, but not limited to, its security interest in all of our assets and the assets of the Company subsidiaries, to the Investor in connection with the consummation of the sale of the RedPath Note to the Investor.

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

As of March 27, 2017 the Company had not borrowed any funds under the Credit Agreement and funds may not be available to the Company for the forseeable future.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

On March 23, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”), with an institutional investor (the “Investor”). Prior to the Company entering into the Exchange Agreement, the Investor acquired that certain Non-Negotiable Subordinated Secured Promissory Note, dated as of October 31, 2014, as amended (the “RedPath Note”), issued by the Company and the Company’s subsidiary, Interpace, LLC, in favor of RedPath Equityholder Representative, LLC (the “RedPath Equityholder Representative”) on behalf of the former equityholders of RedPath. The RedPath Note, which was entered into in connection with the Company’s acquisition of RedPath in October 2014, had an aggregate principal amount of $9,336,250 outstanding and was acquired by the Investor for $8,869,437.50. The RedPath Equityholder Representative assigned all of its rights, title and interest in the RedPath Note to the Investor, including, but not limited to, its security interest in all of the assets of the Company and the assets of the Company’s subsidiaries.

Pursuant to the Exchange Agreement, the Company and the Investor agreed to exchange the RedPath Note for (i) a senior secured convertible note in the aggregate principal amount of $5,321,662.50 (the “Exchanged Convertible Note”), which is convertible into shares of the Company’s common stock, in accordance with its terms, and (ii) a senior secured non-convertible note with an aggregate principal amount of $3,547,775 (the “Exchanged Non-Convertible Note” and collectively, the “Exchanged Notes”), for a combined aggregate principal amount of $8,869,437.50. The Exchanged Notes will rank senior to all of the Company’s outstanding and future indebtedness, other than the indebtedness in favor of the Company’s credit line lender and are secured by a perfected security interest in all of the existing and future assets of the Company and those of the Company’s subsidiaries. Upon the reduction of 55% of the aggregate principal amount of each of the Exchanged Notes, the Investor will release its security interest in its entirety.

The Exchanged Notes mature at 125% of the face value on the fifteenth month anniversary of the closing date, or June 22, 2018, and bear interest quarterly at one and one hundredth percent (1.01%) per annum (as may be adjusted from time to time). As of March 30, 2017, the Investor had converted approximately 80% of the Exchanged Convertible Note to common stock, converting $4,321,663 of the Exchanged Convertible Note into 1,730,534 shares of common stock.

Due to the Company’s operating deficit and past due vendor debt the Company will require additional capital to meet its obligations. There is no guarantee that additional capital will be raised to fund its operations in 2017 and beyond, but the Company intends to meet its capital needs by driving revenue growth, containing costs as well as exploring other options. These liquidity factors have raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares of common stock, if necessary, through one or more additional public offerings or private placements. However, the doubts raised, relating to our ability to continue as a going concern, may make investing in our securities an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

 4. Discontinued Operations

On December 22, 2015, the Company completed the Company's sale of substantially all of the assets, the goodwill and ongoing business comprising the Company’s CSO business to Publicis Healthcare Solutions, Inc., formerly known as Publicis Touchpoint Solutions, Inc. (the “Buyer”), pursuant to the Asset Purchase Agreement, dated as of October 30, 2015, by and between the Buyer and the Company (the “Asset Purchase Agreement”), for an aggregate cash purchase price at the closing of approximately $28.5 million (the “Closing Purchase Price”), subject to a post-closing working capital adjustment, and the assumption by the Buyer of certain specified liabilities. The Closing Purchase Price includes a $25.5 million cash payment (the “Base Cash Payment”), and an estimated closing date working capital adjustment cash payment of $3 million. Under the Asset Purchase Agreement, the Company was also entitled to receive an earn-out payment in 2017 equal to one-third of the 2016 revenues generated by the Commercial Services Business under certain specified contracts and client relationships, less the amount of the Base Cash Payment. The Company will not receive the earn-out payment discussed above.

The Company used the net proceeds from the transactions contemplated by the Asset Purchase Agreement to pay the balance of the outstanding loan under the Credit Agreement and related fees, as described further in Note 17, Long-Term Debt.

In connection with the closing of the transactions contemplated by the Asset Purchase Agreement, on December 22, 2015, the Company entered into a transition services agreement with the Buyer, pursuant to which the Company provided certain services to the Buyer for up to six months following the closing, and a restrictive covenant agreement with the Buyer, pursuant to which, among other things, the Company would be prohibited from competing with the Commercial Services Business until December 31, 2020.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

The Asset Purchase Agreement also required the Company change its name, and, as a result the Company changed its name from “PDI, Inc.” to “Interpace Diagnostics Group, Inc.”

A reconciliation of the gain on sale for the Company's CSO business for the years ended December 31, 2016 and 2015 is as follows:

	Gain on Sale
(in thousands)	2016		2015
Purchase price	$-		$25,467
Working capital adjustment	1,326		3,067
Total consideration	1,326		28,534
Assets and liabilities sold, net	-		(5,311)
Transaction costs	-		(1,806)
Gain on sale	$1,326	**	$21,417 *

* Does not include $0.2 million gain on sale of the Group DCA business in 2015

** In 2016, the gain on sale was used to offset liabilities owed to the Buyer which resulted in net cash proceeds of approximately $0.1 million.

As a result of the sale, the gain on sale and all operations from the CSO business were classified as discontinued operations for all periods presented. On December 31, 2014, the Company classified Group DCA as held-for-sale and wrote the assets of the business down to their fair values as the assets have become impaired. In the first quarter of 2015, the Company recorded a gain on sale of its Group DCA business of $0.2 million. On December 29, 2011, the Company entered into an agreement to sell certain assets of its Pharmakon business unit to Informed Medical Communications, Inc. Informed in exchange for potential future royalty payments and an ownership interest in Informed. In the fourth quarter of 2012, the Company wrote-off all of the assets related to the sale of Pharmakon to Informed as it believes that these assets have become impaired. On July 19, 2010, the Board approved closing the TVG business unit. The Company notified employees and issued a press release announcing this decision on July 20, 2010. The Consolidated Statements of Comprehensive Loss reflect the presentation of Commercial Services, Group DCA, Pharmakon, and TVG as discontinued operations in all periods presented.

The table below presents the significant components of Commercial Services, Group DCA's, Pharmakon's and TVG’s results included in Loss from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive loss for the years ended December 31, 2016 and 2015.

	For the Years Ended December 31,
	2016	2015
Revenue, net	$1,644	$134,850

(Loss) income from discontinued operations	(886)	10,341
Gain on sale of assets	1,326	21,634
Income from discontinued operations, before tax	440	31,975
Income tax expense	362	12,261
Income from discontinued operations, net of tax	$78	$19,714

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

The assets and liabilities classified as discontinued operations relate to Commercial Services, Group DCA, Pharmakon, and TVG. As of December 31, 2016 and December 31, 2015, these assets and liabilities are in the accompanying balance sheets as follows:

	For the Years Ended December 31,
	2016			2015
	CSO	DCA/ TVG	Total	CSO	DCA/ TVG	Total
Accounts receivable, net	$-	$-	$-	$3,296	$-	$3,296
Unbilled receivable, net	-	-	-	16	-	16
Other	-	-	-	2,062	-	2,062
Current assets from discontinued operations	-	-	-	5,374	-	5,374
Property and equipment, net	-	-	-	190	-	190
Other	-	14	14	-	150	150
Long-term assets from discontinued operations	-	14	14	190	150	340
Total assets	$-	$14	$14	$5,564	$150	$5,714

Accounts payable	$890	$-	$890	$3,767	$-	$3,767
Unearned contract revenue	-	-	-	11	-	11
Accrued salary and bonus	1,272	-	1,272	3,036	-	3,036
Other	1,966	-	1,966	5,092	358	5,450
Current liabilities from discontinued operations	4,128	-	4,128	11,906	358	12,264
Total liabilities	$4,128	$-	$4,128	$11,906	$358	$12,264

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

	As of December 31, 2016		Fair Value Measurements
	Carrying	Fair	As of December 31, 2016
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$602	$602	$602	$-	$-
Money market funds	-	-	-	-	-
	$602	$602	$602	$-	$-
Liabilities:
Contingent consideration:
Asuragen	$1,545	$1,545	$-	$-	$1,545
RedPath	5,969	5,969	-	-	5,969
	$7,514	$7,514	$-	$-	$7,514

	As of December 31, 2015		Fair Value Measurements
	Carrying	Fair	As of December 31, 2015
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$7,534	$7,534	$7,534	$—	$—
Money market funds	776	776	776	—	—
	$8,310	$8,310	$8,310	$—	$—
Marketable securities:
Money market funds	$48	$48	$48	$—	$—
Mutual funds	58	58	58	—	—
U.S. Treasury securities	1,115	1,115	1,115	—	—
Government agency securities	131	131	131	—	—
	$1,352	$1,352	$1,352	$—	$—
Liabilities:
Contingent consideration:
Asuragen	$4,628	$4,628	$—	$—	$4,628
RedPath	13,921	13,921	—	—	13,921
	$18,549	$18,549	$—	$—	$18,549

The fair value of marketable securities is valued using market prices in active markets (level 1).  As of December 31, 2016 and 2015, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

In connection with the acquisition of the Acquired Property from Asuragen and acquisition of RedPath, the Company recorded $4.5 million and $22.1 million of contingent cash consideration related to deferred payments and revenue based payments, respectively. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. There was an $11.9 million net reduction in the fair value of the contingent consideration during the period ended December 31, 2016. There was an $8.0 million net reduction in the fair value of the contingent consideration during the period ended December 31, 2015. The contingent consideration currently consists of $0.3 million in current liabilities and $7.2 million in long-term liabilities. A rollforward of the carrying value of the contingent consideration from continuing operations for the years ended December 31, 2015 and 2016 is as follows:

	Asuragen	RedPath	Total
Balance as of January 1, 2015	$4,476	$22,066	$26,542
Accretion	-	-	-
Payments	-	-	-
Adjustment to fair value	152	(8,145)	(7,993)
Balance as of December 31, 2015	4,628	13,921	18,549
Accretion	325	975	1,300
Payments	(475)	-	(475)
Adjustment to fair value	(2,933)	(8,927)	(11,860)
Balance as of December 31, 2016	$1,545	$5,969	$7,514

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.  There is no fair value ascribed to the letters of credit as management does not expect any material losses to result from these instruments because performance is not expected to be required.

Long-term debt with an aggregate principal amount of approximately $9.34 million has an approximate fair value of $8.9 million based upon the March 23, 2017 Exchange Agreement.

Certain of the Company's non-financial assets, such as other intangible assets and goodwill are measured at fair value on a nonrecurring basis when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

Fair Value Measurements as of
	Carrying Amount as of	December 31, 2016
	December 31, 2016	Level 1	Level 2	Level 3

Pancreas	$-	$-	$-	$-
Biobank	-	-	-	-
Total	$-	$-	$-	$-

		Fair Value Measurements as of
	Carrying Amount as of	December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3

Pancreas	$2,625	$-	$-	$2,625
Biobank	1,034	-	-	1,034
Total	$3,659	$-	$-	$3,659

Fair Value Measurements as of
	Carrying Amount as of	December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3

Goodwill	$-	$-	$-	$-

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

6.   Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Furniture and fixtures	$667	$2,862
Office equipment	1,503	2,475
Computer equipment	3,473	3,476
Internal-use software	113	7,438
Leasehold improvements	878	4,762
	6,634	21,013
Less accumulated depreciation	(5,705)	(19,553)
	$929	$1,460

Depreciation expense from continuing operations was approximately $0.5 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively.  There was no internal-use software amortization expense included in depreciation and amortization expense for either period as that was all recorded in discontinued operations. During the year ended December 31, 2015, the Company recorded a non-cash charge of approximately $0.6 million for the write-down of fixed assets within Loss from discontinued operations based on the decision to sell the Commercial Services business. As of December 31, 2016, there was no unamortized balance of capitalized external-use software.

The decrease in gross property and equipment and accumulated depreciation in 2016 was the result of the expiration of the leases on the Company’s former office buildings and the removal of the assets associated with those buildings as well as the removal of obsolete software. These amounts were fully depreciated and had no impact on the statement of comprehensive loss in 2016.

7.	Goodwill and Other Intangible Assets

Goodwill

During the Company's annual impairment testing of goodwill as of December 31, 2015, the Company recognized an impairment loss of $15.7 million within goodwill impairment in the consolidated statement of operations and comprehensive loss. A rollforward of the carrying value of goodwill from continuing operations from January 1, 2015 to December 31, 2015 is as follows:

	2015
	January 1,	Additions	Adjustments	Impairments	December 31,
RedPath	$15,545	$—	$121	$(15,666)	$—

Other Intangible Assets

The net carrying value of the identifiable intangible assets as of December 31, 2016 and December 31, 2015 is as follows:

		As of December 31, 2016	As of December 31, 2015
	Life	Carrying	Carrying
	(Years)	Amount	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
Pancreas	-	-	2,882
Biobank	-	-	1,575
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett's test	9	18,351	18,351
Total		$43,011	$47,468
Diagnostic lab:
CLIA Lab	2.3	$609	$609

Accumulated Amortization		$(7,262)	$(4,585)

Net Carrying Value		$36,358	$43,492

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

Amortization expense was approximately $3.8 million for the years ended December 31, 2016 and 2015, respectively. Estimated amortization expense for the next five years is as follows:

2017	2018	2019	2020	2021
$4,272	$5,292	$5,292	$5,292	$4,908

In 2016, the Company recorded an asset impairment charge of approximately $3.4 million resulting from a decline in the market value of PancraMIR® and Biobank assets associated with the acquisition of certain assets from Asuragen.

8.	Retirement Plans

The Company offers an employee 401(k) saving plan.  Under the Interpace Diagnostics Group, Inc. 401(k) Plan, employees may contribute up to 50% of their pre- or post-tax base compensation.  The Company currently offers a safe harbor matching contribution equal to 100% of the first 3% of the participant’s contributed base salary plus 50% of the participant’s base salary contributed exceeding 3% but not more than 5%.  Participants are not allowed to invest any of their 401(k) funds in the Company’s common stock.  The Company’s total contribution expense from continuing operations related to the 401(k) plan for the years ended December 31, 2016 and December 31, 2015 was approximately $0.1 million and $0.1 million, respectively.

9.	Accrued Expenses and Other Long-Term Liabilities

Other accrued expenses consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Accrued royalties	$711	$111
Insurance and benefit accruals	40	366
Indemnification liability	875	875
Contingent consideration	260	659
Rent payable	110	127
DOJ settlement	80	250
Accrued professional fees	1,746	775
Taxes payable	526	591
Unclaimed property	565	546
Directors fees and insurance	40	107
All others	1,283	1,554
Total other accrued expenses	$6,236	$5,961

Other long-term liabilities consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Rent payable	$-	$52
Uncertain tax positions	3,594	3,425
DOJ settlement (indemnified by RedPath)	250	2,500
Other	-	201
Total other long-term liabilities	$3,844	$6,178

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

10.	Commitments and Contingencies

The Company leases facilities and certain equipment under agreements classified as operating leases, which expire at various dates through 2017.  Substantially all of the property leases provide for increases based upon use of utilities and landlord’s operating expenses as well as pre-defined rent escalations.  Total expense from continuing operations under these agreements for the years ended December 31, 2016 and 2015 was approximately $0.9 million and $0.8 million, respectively.

As of December 31, 2016, contractual obligations with terms exceeding one year and estimated minimum future rental payments required by non-cancelable operating leases with initial or remaining lease terms exceeding one year are as follows:

		Less than	1 to 3	3 to 5	After
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$285	$285	$-	$-	$-
Contractual obligation	-	-	-	-	-
Total	$285	$285	$-	$-	$-

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

In connection with the October 31, 2014 acquisition of RedPath, the Company assumed a liability for the Settlement Agreement entered into by the former owners of RedPath with the DOJ. Under the terms of the Settlement Agreement, the Company is obligated to make payments to the DOJ for the calendar years ended December 31, 2014 through 2017, up to a maximum of $3.0 million.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

Payments are due March 31st following the calendar year that the revenue milestones are achieved. In May 2016, the Company renegotiated payment terms with the DOJ related to a $250,000 payment associated with performance in fiscal 2014 that resulted in an agreement that the Company pay $85,000 on July 31, 2016, $85,000 on October 31, 2016 and $80,000 on February 28, 2017. Accordingly, $170,000 was paid to the DOJ in 2016. For the year ended December 31, 2016, the Company has $0.3 million recorded as its best estimate of the amount that remains to be paid under the Settlement Agreement based on its estimate of future revenues, which is included in other long-term liabilities.

Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc.(“Prolias”) filed a complaint (the “Complaint”) against the Company with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-899-15).  In the Complaint, Prolias alleges that it and the Company entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto (collectively, the “Agreement”) whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as "Thymira."  Thymira is a minimally invasive diagnostic test that is being developed to detect thyroid cancer. Prolias alleges in the Complaint that the Company wrongfully terminated the Agreement, breached obligations owed to it and committed torts. After various motions on October 13, 2016, the Company filed an application to enter final judgment and taxing of costs against Prolias. The Company requested that the Court enter final judgment against Prolias and for the Company in the amount of $621,236, plus ten percent interest continuing to accrue on the principal balance of $500,000 unless and until paid, attorneys’ fees and costs of $390,769, and a declaratory judgment that Prolias is deemed to have executed and delivered to the Company a promissory note in the amount of $1,000,000 under Article 10.2(a) of the Collaboration Agreement. On November 17, 2016, the Court denied the Company’s application without prejudice and with leave to refile.

On February 16, 2017, the Company refiled its application for final judgment, and on March 9, 2017, the Superior Court of New Jersey entered a final judgment in the Company’s favor against Prolias for the sum of $636,053 plus ten percent interest continuing to accrue on the principal balance of $500,000 (per diem $136.99) unless and until paid. Final judgment was also entered in the Company’s favor, and against Prolias, declaring Prolias is deemed to have executed and delivered to the Company a promissory note in the amount of $1,000,000 and Prolias is obligated to repay the Company the principal amount and all interest in accordance with the terms of the promissory note and Article 10.2(a) of the Collaboration Agreement by and between Prolias and the Company. On March 17, 2017, the Company requested that the final judgment against Prolias be recorded as a statewide lien. No assurance can be given that the Company will be able to recover on the judgment against Prolias.

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

The current severance liability as of December 31, 2016 is approximately $3.1 million, of which $2.2 million resides in continuing operations and $0.9 million is in discontinued operations. The severance liability as of December 31, 2015 was approximately $3.7 million, of which $2.7 million resided in continuing operations and $1.0 million was in discontinued operations. In January 2017, five former executives agreed to a settlement of their severance obligations agreeing to 35% of the total amount due them. These remaining obligations were paid out in February 2017 in payments totaling approximately $1.0 million. See Note 19, Subsequent Events, for further detail.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

11.	Preferred Stock and Equity Offerings

The board of directors (the “Board”) of the Company is authorized to issue, from time-to-time, up to 5,000,000 shares of preferred stock in one or more series.  The Board is authorized to fix the rights and designation of each series, including dividend rights and rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares of each series.  As of December 31, 2016 and 2015, there were no issued and outstanding shares of preferred stock.

Equity offering – 2016

On December 22, 2016, the Company completed the Registered Direct Offering to sell 200,000 shares of its common stock at a price of $5.30 per share and prefunded warrants to purchase 160,000 shares of its common stock at a price of $5.20 per warrant, with each warrant having an exercise price of $0.10 per share. The warrants were immediately exercised. The Registered Direct Offering resulted in gross proceeds of approximately $1.9 million (net proceeds of approximately $1.7 million after approximately $0.2 million of related expenses). In 2017, the Company has had three additional direct offerings. See Note 19, Subsequent Events, for more details.

Equity offering - 2015

On November 2, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company could offer and sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $5,000,000 from time to time through Cantor as the Company's sales agent, subject to the limitations set forth in the Sales Agreement.

Under the Sales Agreement, Cantor could sell the shares of common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, but not limited to, sales made directly on The NASDAQ Global Market, on any other existing trading market for the shares of common stock or to or through a market maker. Cantor agreed in the Sales Agreement to use its commercially reasonable efforts to sell the shares of common stock in accordance with the Company’s instructions (including any price, time or size limit or other customary parameters or conditions the Company may impose). The Company was not obligated to make any sales of common stock under the Sales Agreement.

The Company paid Cantor a commission of 3.0% of the aggregate gross proceeds from each sale of shares of common stock and agreed to provide Cantor with customary indemnification and contribution rights. In the fourth quarter of 2015, there were 59,070 shares of common stock sold under this program with net proceeds to the Company of approximately $0.5 million. There were no shares of common stock sold under this program in 2016.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

12.	Stock-Based Compensation

The Company’s stock-incentive program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  Currently, the Company is able to grant options, SARs and restricted shares from the Interpace Diagnostics Group, Inc. Amended and Restated 2004 Stock Award and Incentive Plan, (the “Amended 2004 Plan”). In 2015, the Board and stockholders approved the Amended 2004 Plan, which amended the Company’s pre-existing Amended and Restated 2004 Stock Award and Incentive Plan which had replace the 1998 Stock Option Plan, or the 1998 Plan, and the 2000 Omnibus Incentive Compensation Plan, or the 2000 Plan.  The Amended 2004 Plan authorized an additional 2,450,000 shares for new awards and combined the remaining shares available under the original Amended and Restated Plan.  Eligible participants under the Amended 2004 Plan include officers and other employees of the Company, members of the Board and outside consultants, as specified and designated by the Compensation of the Board of Directors..  Unless earlier terminated by action of the Board, the Amended 2004 and Plan will remain in effect until such time as no stock remains available for delivery and the Company has no further rights or obligations under the Amended 2004 Plan with respect to outstanding awards thereunder.

Historically, stock options have been granted with an exercise price equal to the market value of the common stock on the date of grant, expire10 years from the date they are granted, and generally vested over a two-year period for members of the Board of Directors and a three-year period for employees.  Upon exercise, new shares can be issued by the Company.  The Company granted stock options in 2016, which vest monthly over a one-year period.  SARs are generally granted with a grant price equal to the market value of the common stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant.  The restricted shares and restricted stock units granted to employees generally have a three year cliff vesting period and are subject to accelerated vesting and forfeiture under certain circumstances. Restricted shares and restricted stock units granted to board members generally have a three year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances.

The Company primarily uses the Black-Scholes option-pricing model to determine the fair value of stock options and SARs. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  Expected volatility is based on historical volatility.  As there is no trading volume for the Company’s options, implied volatility is not representative of the Company’s current volatility so the historical volatility of the Company's common stock is determined to be more indicative of the Company’s expected future stock performance.  The expected life is determined using the safe-harbor method. The Company expects to use this simplified method for valuing employee options and SARs grants until more detailed information about exercise behavior becomes available over time.  The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options or SARs.  The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.  The Company recognizes compensation cost, net of estimated forfeitures, arising from the issuance of stock options and SARs on a straight-line basis over the vesting period of the grant.

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

In December 2015, the Company sold its CSO business, which triggered a change in control clause for all outstanding equity grants within the Amended 2004 Plan. As such, all unvested restricted stock, RSUs, and performance and non-performance SARs were accelerated and the Company recorded that additional expense in the fourth quarter of 2015. The impact of the acceleration on continuing operations was approximately $2.0 million, which was recorded in general and administrative expenses within the consolidated statement of comprehensive loss.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

The following table provides the weighted average assumptions used in determining the fair value of the stock options granted during the year ended December 31, 2016 and non-performance based SARs granted during the year ended December 31, 2015.

	December 31, 2016	December 31, 2015
Risk-free interest rate	0.66%	1.02%
Expected life (in years)	4.7	3.5
Expected volatility	145.71%	54.47%
Dividend yield	-	-

The weighted-average fair value of stock options granted during the year ended December 31, 2016 was estimated to be $1.40. The weighted-average fair value of non-performance based SARs granted during the year ended December 31, 2015 was estimated to be $5.30.  There were no options or SARs exercised in 2016 or 2015. Historically, shares issued upon the exercise of options have been new shares and have not come from treasury shares.

As of December 31, 2015, there was no unamortized compensation cost.

The impact of SARs, performance shares, RSUs and restricted stock on net loss for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
SARs	$-	$823
Performance awards	-	254
RSUs and restricted stock	109	2,940
Options	22	-
Total stock-based compensation expense	$131	$4,017

A summary of stock option and SARs activity for the year ended December 31, 2016, and changes during such year, is presented below:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Grant	Contractual	Intrinsic
	Shares	Price	Period (in years)	Value
Outstanding at January 1, 2016	102,680	$46.71	2.74	$-
Granted	87,871	1.60	9.80	-
Exercised	-
Forfeited or expired	-
Outstanding at December 31, 2016	190,551	25.80	5.42	632

Exercisable at December 31, 2016	117,334	41.05	2.69	106

Vested and expected to vest	183,229	26.88	5.25	580

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

A summary of the status of the Company’s nonvested options for the year ended December 31, 2016, and changes during such year, is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2016	-	$-
Granted	87,871	1.37
Vested	(14,654)	1.37
Forfeited	-	-
Nonvested at December 31, 2016	73,217	$1.37

The aggregate fair value of SARs and options vested during the years ended December 31, 2016 and 2015 was $0.02 million and $1.7 million, respectively. The weighted-average grant date fair value of SARs vested during the year ended December 31, 2015 was $1.66.

A summary of the Company’s nonvested shares of restricted stock and restricted stock units for the year ended December 31, 2016, and changes during such year, is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Vesting	Intrinsic
	Shares	Fair Value	Period (in years)	Value
Nonvested at January 1, 2016	-	$-	-	$-
Granted	131,688	$2.51	-	-
Vested	-	$-	-	-
Forfeited	(29,319)	$2.56	-	-
Nonvested at December 31, 2016	102,369	$2.49	2.14	$502

The aggregate fair value of restricted stock and restricted stock units vested during each of the years ended December 31, 2016 and 2015 was zero and $5.4 million, respectively. The weighted-average grant date fair value of restricted stock and restricted stock units vested during the year ended December 31, 2015 was $2.73.

13.   Revenue Sources

The Company's customers consist primarily of physicians, hospitals and clinics. Its revenue channels include Medicare, Medicare Advantage, Medicaid, Client Billings (hospitals, etc.), and Commercial Payors. The following sets forth the net revenue generated by revenue channel accounted for more than 10% of the Company's revenue from continuing operations during the period presented. The revenue from Medicare Advantage in 2016 was less than 10% of the Company’s total.

	Years Ended December 31,
Customer	2016	2015
Medicare	$5,344	$4,046
Commercial Payors	$3,150	$1,252
Client Billings	$2,955	$1,944
Medicare Advantage	$1,170	$1,700

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

14.	Income Taxes

The benefit from income taxes on continuing operations for the years ended December 31, 2016 and 2015 is comprised of the following:

	2016	2015
Current:
Federal	$(154)	$(11,244)
State	(8)	(725)
Total current	(162)	(11,969)

Deferred:
Federal	-	-
State	-	(1,167)
Total deferred	-	(1,167)
Benefit for income taxes	$(162)	$(13,136)

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets.  The Company's recent operating results and projections of future income weighed heavily in the Company's overall assessment.  As a result of this analysis, the Company continues to maintain a full valuation allowance against its federal and state net deferred tax assets at December 31, 2016 as the Company believes that it is more likely than not that these assets will not be realized. A portion of the deferred tax liability that was recorded in purchase accounting in the prior year served a source of future income to support realization of some of its pre-acquisition deferred tax assets. In prior year, the valuation release associated with realization of the pre-acquisition deferred tax assets resulted in an income tax benefit of approximately $1.1 million to be recorded in connection with purchase accounting as ASC 805. In the current year, the company maintains a full Valuation Allowance in consolidation and no separate company deferred tax liability recorded will be recorded.

The tax effects of significant items comprising the Company’s deferred tax assets and (liabilities) as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets included in other current assets
Allowances and reserves	$9,715	$8,458
Compensation	1,292	2,176
Valuation allowance on deferred tax assets	(11,007)	(10,634)
	-	-
Noncurrent deferred tax assets (liabilities) included in other long-term assets:
State net operating loss carryforwards	7,338	7,126
Federal net operating loss carryforwards	51,685	46,166
Credit carryforward	250	248
State taxes	1,124	1,124
Property, plant and equipment	1,464	2,350
Intangible assets	(8,411)	(10,992)
Other reserves - restructuring	19	208
Deferred revenue	4	4
Valuation allowance on deferred tax assets	(53,473)	(46,234)
	-	-
Noncurrent deferred tax liabilities, net	$-	$-

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

The Company's current deferred tax asset and noncurrent deferred tax liability are included within Other current assets and Other long-term liabilities, respectively, within the consolidated balance sheet as of December 31, 2016. Federal tax attribute carryforwards at December 31, 2016, consist primarily of approximately $147.7 million of federal net operating losses.  In addition, the Company has approximately $105.0 million of state net operating losses carryforwards.  The utilization of the federal carryforwards as an available offset to future taxable income is subject to limitations under federal income tax laws.  If the federal net operating losses are not utilized, they begin to expire in 2027, and current state net operating losses not utilized begin to expire this year.

The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. During December 2016 through February 2017, the Company executed four equity offerings issuing approximately 3.1 million shares of common stock. NOL, and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state tax provisions. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry forwards for federal income tax purposes. We are currently evaluating the ownership history of our company to determine if there were any ownership changes as defined under Section 382(g) of the Code and the effects any ownership change may have had.

A reconciliation of the difference between the federal statutory tax rates and the Company's effective tax rate from continuing operations is as follows:

	2016	2015
Federal statutory rate	34.0%	35.0%
State income tax rate, net of Federal tax benefit	6.0%	2.1%
Meals and entertainment	(0.3%)	(0.1%)
Contingent consideration	42.4%	6.2%
Goodwill impairment	-	(12.4%)
Valuation allowance	(78.8%)	(27.7%)
Other non-deductible	(3.3%)	(0.6%)
Discontinued operations allocation	1.9%	27.1%
Net change in Federal and state reserves	-	-
Effective tax rate	1.9%	29.6%

The following table summarizes the change in uncertain tax benefit reserves for the two years ended December 31, 2016:

Unrecognized
Tax Benefits
Balance of unrecognized benefits as of January 1, 2015	$1,117
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Balance as of December 31, 2015	$1,117
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Balance as of December 31, 2016	$1,117

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

As of December 31, 2016 and 2015, the total amount of gross unrecognized tax benefits was $1.1 million in each year.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2016 and 2015 was $1.1 million in each year.

The Company recognized interest and penalties of $0.2 million related to uncertain tax positions in income tax expense during each of the years ended December 31, 2016 and 2015.  At December 31, 2016 and 2015, accrued interest and penalties, net were $2.6 million and $2.4 million, respectively, and included in the Other long-term liabilities in the consolidated balance sheets.

The Company and its subsidiaries file a U.S. Federal consolidated income tax return and consolidated and separate income tax returns in numerous states and local tax jurisdictions.  The following tax years remain subject to examination as of December 31, 2016:

Jurisdiction	Tax Years
Federal	2013	-	2016
State and Local	2012	-	2016

To the extent there was a failure to file a tax return in a previous year; the statute of limitation will not begin until the return is filed. There were no examinations in process by the Internal Revenue Service as of December 31, 2016. In 2014, the Company was selected for examination by the Internal Revenue Service for the tax periods ending December 31, 2012 and December 31, 2011 that concluded in 2015.

15.	Historical Basic and Diluted Net Loss per Share

On December 28, 2016, the Company effected a one-for-ten reverse split of the issued and outstanding shares of its common stock in order to achieve the requisite increase in the market price of its common stock to be in compliance with the NASDAQ minimum bid price requirement. At the effective time of the reverse split, every 10 shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock, without any change in the par value per share. All historical share amount shave been adjusted to reflect the split.

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2016 and 2015 is as follows:

	Years Ended December 31,
	2016	2015
Basic weighted average number of of common shares	1,816	1,548
Potential dilutive effect of stock-based awards	-	-
Diluted weighted average number of common shares	1,816	1,548

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on loss per share for the following periods as they would have been anti-dilutive:

	Years Ended December 31,
	2016	2015
Options	87,871	-
Stock-settled stock appreciation rights (SARs)	102,680	102,680
Restricted stock units (RSUs)	102,369	-
	292,920	102,680

16.	Segment Information

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

17.	Long-Term Debt

On October 31, 2014, the Company and its subsidiary, Interpace LLC, entered into an agreement to acquire RedPath (the “Transaction”). In connection with the Transaction, the Company entered into a the RedPath Note. This RedPath Note was subsequently exchanged on March 23, 2017. See note 19, Subsequent Events. Accordingly, the RedPath Note has been classified as long-term debt on the balance sheet with no current portion due.

Originally, the RedPath Note was $11.0 million, interest-free and payable in eight equal consecutive quarterly installments beginning October 1, 2016. On September 30, the Company and the RedPath Equityholder Representative amended the RedPath Note to extend the due date of the first installment to November 1, 2016. Effective October 31, 2016, the Company and the RedPath Equityholder Representative amended the RedPath Note to further extend the due date of the first installment to November 20, 2016. On November 16, 2016, the Company and the RedPath Equityholder Representative amended the RedPath Note to extend the due date of the first installment to December 31, 2016, to add as an event of default the failure of the Company to maintain a minimum net cash balance from operations of no less than $400,000, excluding proceeds from borrowed money, at the end of every week and to add a reporting requirement for the Company to provide to the RedPath Equityholder Representative, on a weekly basis, a 13-week cash flow forecast commencing November 22, 2016. On December 29, 2016 the Company made the first installment payment under the amended agreement of approximately $1.3 million. Subsequent payments on the RedPath Note were to be made on the first day of each fiscal quarter, beginning on April 1, 2017.   See Note 19, Subsequent Events for updates to the RedPath Note.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

In the second quarter of 2015, the final working capital adjustment was made, reducing the balance of the RedPath Note to approximately $10.7 million. In December 2015, pursuant to the sale of substantially all of the CSO business, the RedPath Note was amended so that the CSO sales proceeds would not have to be applied against the RedPath Note payable balance.

The obligations of the Company under the RedPath Note were guaranteed by the Company and its subsidiaries pursuant to a Guarantee and Collateral Agreement (the “Subordinated Guarantee”) in favor of the RedPath Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the RedPath Equityholder Representative. Based on the Company's incremental borrowing rate under its Credit Agreement, the fair value of the RedPath Note at the date of issuance was $7.5 million. During the years ended December 31, 2016 and 2015, the Company accreted approximately $0.8 million and $0.8 million into interest expense, respectively, for each period. As of December 31, 2016, the balance of the Note was approximately $7.9 million and the unamortized discount was $1.4 million.

In addition, the Company entered into the Credit Agreement with SWK Funding LLC (the “Agent”) and the lenders party thereto in connection with the Transaction in the aggregate principal amount of $20.0 million (the “SWK Loan”). The maturity date of the SWK Loan was October 31, 2020. The Company received net proceeds of approximately $19.6 million following payment of certain fees and expenses in connection with the Credit Agreement.

Upon the sale of substantially all of the CSO business on December 22, 2015, the Company used a portion of the net proceeds from the transaction to pay the balance of the outstanding SWK Loan in the aggregate principal amount of $20.0 million, and an exit fee and expenses of approximately $1.6 million. In connection with the termination of the Credit Agreement, the Guarantee and Collateral Agreement, dated October 31, 2014, by the Company and certain of its subsidiaries in favor of the Agent was also terminated on December 22, 2015.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

18.	Supplemental Cash Flow Information

The following table represents cash flows provided by (used in) the Company's discontinued operations for the years ended December 31, 2016 and 2015:

	For The Years Ended December 31,
	2016	2015
Net cash (used in) provided by operating activities of discontinued operations	$(2,000)	$9,160

Net cash provided by investing activities of discontinued operations	$-	$26,721

19.	Subsequent Events

Equity Offerings

On January 6, 2017, the Company completed a registered direct public offering (the “Second Registered Direct Offering”) to sell 630,000 shares of its common stock at a price of $6.81 per share to certain institutional investors. The Second Registered Direct Offering resulted in gross proceeds to the Company of approximately $4.2 million. The Company is using the net proceeds from the Second Registered Direct Offering for working capital, repayment of indebtedness and general corporate purposes.

In addition, the Company granted each institutional investor who participated in the Second Registered Direct Offering the right, for a period of 15 months following January 6, 2017, or until April 6, 2018, to participate in any public or private offering by the Company of equity securities, subject to certain exceptions, up to such investor’s pro rata portion of 50% of the securities being offered.

On January 25, 2017, the Company completed a registered direct public offering (the “Third Registered Direct Offering”) to sell 855,000 shares of its common stock and a concurrent private placement (the “Private Placement”) to sell warrants to purchase 855,000 shares of our common stock ( the “Warrants”) to the same investors participating in the Third Registered Direct Offering. The Warrants and the shares of its common stock issuable upon the exercise of the Warrants were not registered under the Securities Act of 1933, as amended ( the “Securities Act”) and were sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. The shares of common stock sold in the Third Registered Direct Offering and the Warrants issued in the concurrent Private Placement were issued separately but sold together at a combined purchase price of $4.69 per share of common stock and accompanying Warrant. The Third Registered Direct Offering resulted in gross proceeds to the Company of approximately $4 million. The Company is using the net proceeds from the Third Registered Direct Offering for working capital, repayment of indebtedness and general corporate purposes, and used approximately $1.0 million to satisfy severance obligations due to five former senior executives.

On February 3, 2017 the Company completed a confidentially marketed public offering (the “CMPO”) to sell 1,200,000 shares of its common stock at $3.00 per share with an overallotment option of 9% to certain institutional and retail investors. The Company intends to use the proceeds from the CMPO for working capital, repayment of indebtedness and liabilities and for general corporate purposes.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

Debt Exchange for RedPath Note

On March 23, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”), with an institutional investor (the “Investor”). Prior to the Company entering into the Exchange Agreement, the Investor acquired the RedPath Note. The RedPath Note, which was entered into in connection with the Company’s acquisition of RedPath in October 2014, had an aggregate principal amount of $9.3 million outstanding and was acquired by the Investor for $8.9 million. The RedPath Equityholder Representative assigned all of its rights, title and interest in the RedPath Note to the Investor, including, but not limited to, its security interest in all of the assets of the Company and the assets of the Company’s subsidiaries.

Pursuant to the Exchange Agreement, the Company and the Investor agreed to exchange the RedPath Note for (i) a senior secured convertible note in the aggregate principal amount of $5.3 million (the “Exchanged Convertible Note”), which is convertible into shares of the Company’s common stock,in accordance with its terms, and (ii) a senior secured non-convertible note with an aggregate principal amount of $3.6 million (the “Exchanged Non-Convertible Note” and collectively, the “Exchanged Notes”), for a combined aggregate principal amount of $8.9 million. The Exchanged Notes rank senior to all of the Company’s outstanding and future indebtedness, other than the indebtedness in favor of the Company’s credit line lender and are secured by a perfected security interest in all of the existing and future assets of the Company and those of the Company’s subsidiaries. Upon the reduction of 55% of the aggregate principal amount of each of the Exchanged Notes, the Investor will release its security interest in its entirety.

The Exchanged Notes mature at 125% of the face value on the fifteenth month anniversary of the closing date, or June 22, 2018, and bear interest quarterly at one and one hundredth percent (1.01%) per annum (as may be adjusted from time to time). Under the terms of the Exchanged Notes, the Company has the right to require a redemption of a portion (not less than $500,000) or all of the applicable Exchanged Notes prior to their maturity at a price equal to 115% of the principal amount of the Exchanged Notes within the first 180 days of issuance, 120% of the principal amount of the Exchanged Notes between 180 and 270 days of issuance, and 125% of the principal amount of the Exchanged Notes after 270 days of issuance. A mandatory redemption may be required by the Investor in connection with the occurrence of an event of default or change of control. In each event, the redemption price is subject to a premium on parity, and the Exchanged Convertible Note redemption may be subject to a premium on parity if certain unfavorable conditions exist.

The Exchanged Convertible Note is convertible into shares of the Company’s common stock. The Investor may elect to convert all or a portion of the Exchanged Convertible Note and all accrued and unpaid interest with respect to such portion, if any, into shares of common stock at a fixed conversion price of $2.44. In the event the Company seeks and obtains stockholder approval to issue shares of common stock in connection with the conversion of the Exchanged Convertible Note (which determination shall be at the Company’s sole discretion) from and after the date of the Exchange Agreement, the Exchanged Convertible Note may alternatively be converted (“Alternative Conversion”) by the Investor at the greater of (i) $0.40 and (ii) lowest of (x) the applicable conversion price as in effect on the applicable conversion date of the applicable Alternative Conversion, and (y) 88% of the lowest volume-weighted average price of the common stock during the 10 consecutive trading day period ending and including the date of delivery of the applicable conversion notice. If the volume-weighted average price of the common stock exceeds 135% of the Fixed Conversion Price, or $3.29, for five consecutive trading days and no equity conditions failure then exists, the Company has the option to convert the Exchanged Convertible Note into shares of common stock at the Fixed Conversion Price. The Company shall not effect the conversion of any portion of the Exchanged Convertible Note, and the Investor shall not have the right to convert any portion of the Exchanged Convertible Note, to the extent that after giving effect to such conversion, the Investor together with any other persons whose beneficial ownership of the Company’s common stock could be aggregated with the Investor’s collectively would be in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. Additionally, any such conversion will be null and void and treated as if never made. As of March 30, 2017, the Investor had converted approximately 80% of the Exchanged Convertible Note to common stock, converting $4,321,663 of the Exchanged Convertible Note into 1,730,534 shares of common stock.

In the event the Company seeks and obtains stockholder approval to issue shares of common stock in connection with the conversion of the Exchanged Convertible Note (which determination shall be at the Company’s sole discretion) from and after the date of the Exchange Agreement, the Exchanged Convertible Note may alternatively be converted (“Alternative Conversion”) by the Investor at the greater of (i) $0.40 and (ii) lowest of (x) the applicable conversion price as in effect on the applicable conversion date of the applicable Alternative Conversion, and (y) 88% of the lowest volume-weighted average price of the common stock during the 10 consecutive trading day period ending and including the date of delivery of the applicable conversion notice. If the volume-weighted average price of the common stock exceeds 135% of the Fixed Conversion Price, or $3.29, for five consecutive trading days and no equity conditions failure then exists, the Company has the option to convert the Exchanged Convertible Note into shares of common stock at the Fixed Conversion Price. The Company shall not effect the conversion of any portion of the Exchanged Convertible Note, and the Investor shall not have the right to convert any portion of the Exchanged Convertible Note, to the extent that after giving effect to such conversion, the Investor together with any other persons whose beneficial ownership of the Company’s common stock could be aggregated with the Investor’s collectively would be in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. Additionally, any such conversion will be null and void and treated as if never made.

Interpace Diagnostics Group, Inc.

Notes to the Consolidated Financial Statements

(tabular information in thousands, except share and per share data)

The Company entered into an engagement letter with Maxim Group LLC (“Maxim”). Maxim will be paid $150,000 upon issuance of the Exchanged Notes as a deposit. In the event that the Exchanged Notes are converted on multiple tranches, Maxim will be paid a cash fee of 6.5% of the New Notes converted on each occasion. However, Maxim will be paid a cash fee of the principal of the Exchanged Notes being cash redeemed on each occasion and, regardless of any remaining principal amount ,will be paid at least 3.25% at the end of the Exchanged Note term in 15 months.

Termination Agreement

Simultaneously with the consummation of the sale of the RedPath Note to the Investor, on March 22, 2017, the Company and its subsidiaries entered into a Termination Agreement with the RedPath Equityholder Representative. Under the terms of the Termination Agreement, RedPath Equityholder Representative agreed to terminate certain royalty and milestone rights (collectively, the “Royalties”) provided under that certain Contingent Consideration Agreement, dated October 31, 2014, entered into in connection with the Company’s acquisition of RedPath. In addition, the RedPath Equityholder Representative agreed to terminate its rights, granted under that certain Agreement and Plan of Merger, dated October 31, 2014, among RedPath, the Company and certain other parties, to designate an observer to be present in an observer capacity at meetings of the Company’s board of directors (the “Board Observer Rights”). As consideration for the termination of its Royalties and Board Observer Rights, the Company agreed to issue warrants (the “RedPath Warrants”) to purchase up to an aggregate of 100,000 shares of the Company’s common stock to certain former equityholders of RedPath, as designated by the RedPath Equityholder Representative. The Company has 10 days from the instruction of the RedPath Equityholder Representative to effect the issuance of any RedPath Warrants. The RedPath Warrants will have an exercise price of $4.69 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The RedPath Warrants will be exercisable at any time on or after the six-month anniversary of the issuance date, or September 22, 2016 (the “Initial Exercise Date”), and will survive until the fifth anniversary of the Initial Exercise Date.

If at any time the Company grants, issues or sells any instruments that are convertible into or exercisable or exchangeable for common stock or rights to purchase stock, warrants, securities or other property pro rata to all of the stockholders (the “Purchase Rights”), then the holder of a RedPath Warrant will be entitled to acquire, on the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete exercise of the RedPath Warrant immediately before the date on which a record is taken or otherwise determined for the grant, issuance or sale of such Purchase Rights. In addition, during such time as the RedPath Warrants are outstanding, if the Company declares any dividend or other distribution of its assets (or rights to acquire its assets) to all of the stockholders, by way of return of capital or otherwise (a “Distribution”), then, in each such case, the holder will be entitled to participate in such Distribution to the same extent that the holder would have participated therein if the holder had held the number of shares of common stock acquirable upon complete exercise of the RedPath Warrant immediately before the date of which a record is taken or otherwise determined for participation in such Distribution.

Agreement with Former Senior Executives

Effective January 17, 2017, five former senior executives of the Company each agreed to accept a payment of 35% of the total severance obligations due to each of them pursuant to their respective separation agreements with the Company, or an aggregate of approximately $1.0 million, in satisfaction and settlement of an aggregate of approximately $2.9 million in severance payments. Their agreement was conditioned upon their receipt from the Company of such payments by March 1, 2017. The Company’s obligation to make such payments was conditioned upon the Company consummating a sufficiently large financing (with gross proceeds of approximately $4.0 million) and the prior agreement of the Company’s investment banker and investors in such financing for the use of a portion of such proceeds for such payments. Each of the former senior executives agreed to enter into releases with the Company at the time of receipt of such payments, and in consideration therefor, releasing the Company and its directors, officers and agents from any and all claims, losses and damages they have or ever had against the Company and its directors, officers and agents. As described previously in this note, the financing was obtained and the severance was paid on February 27, 2017. As the severance payments were contingent on the Company receiving a minimum of $4 million in financing in 2017, the full amount of the severance accrual was maintained at December 31, 2016. The reduction of the liability will be reflected in the financial statements in the first quarter of 2017.

Brookwood MC Investors, LLC & MCII v, PDI, Inc.

On March 30, 2017, the Company received a tenancy summons and verified complaint for nonpayment of its Parsippany, New Jersey office rent. The complaint alleges amounts owing of $203,734 covering unpaid base rent of $54,075 from January through March 2017, as well as late charges, attorneys fees, and the redeposit of a security deposit of $136,975. The plaintiff landlord seeks judgement for possession of the premises. A hearing in the Superior Court of New Jersey, Morris County-Special Civil part, is scheduled for April 21, 2017.

INTERPACE DIAGNOSTICS GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

 ($ in thousands)

		Additions
	Balance at	(Reductions)	(1)	Balance at
	Beginning	Charged to	Deductions	end
Description	of Period	Operations	Other	of Period
2015
Allowance for doubtful accounts	$-	802	-	$802
Allowance for doubtful notes	$1,626	20	-	$1,646
Tax valuation allowance	$55,126	-	1,742	$56,868

2016
Allowance for doubtful accounts	$802	899	(1,338)	$363
Allowance for doubtful notes	$1,646	-	-	$1,646
Tax valuation allowance	$56,868	-	7,612	$64,480

(1)	Includes payments and actual write offs, as well as changes in estimates in the reserves.