Form 10-K/A
period 2016-12-31
Interpace Diagnostics Group, Inc.
filed 2017-04-28
CIK 1054102

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company’ in rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,349,502 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the common stock of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 18, 2017, 8,788,604 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Interpace Diagnostics Group, Inc. (“Interpace,” the “Company,” “we”, “us” or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (the “Original Filing”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2016. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the prior exhibits and additional certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Board of Directors

The Board of Directors (the “Board”) currently consists of three members and is divided into three classes, with one director in Class I and two directors in Class III. Directors serve for three-year terms with one class of directors being elected by the Company’s stockholders at each annual meeting.

NAME	AGE	CLASS(1)	PRINCIPAL OCCUPATION OR EMPLOYMENT
Stephen J. Sullivan	70	I	Founder of CRO Advisors LLC
Joseph Keegan, Ph.D.	63	III	Chairman of the Board for Labcyte Corporation
Jack E. Stover	63	III	President and Chief Executive Officer of Interpace Diagnostics Group, Inc.

(1) The term of the Class I director expires in 2019 and the term of the Class III directors expires in 2017. There are currently no Class II directors.

Stephen J. Sullivan was appointed Chairman of the Board effective June 21, 2016. Mr. Sullivan served as Interim Chairman of the Board from January 1, 2016 to June 20, 2016. Mr. Sullivan joined us as a director in September 2004 and has served as Chairman of various committees of the Board. Mr. Sullivan currently serves as Chairman of the Company’s Compensation and Management Development Committee. In early 2010, Mr. Sullivan founded CRO Advisors LLC, a specialty consulting firm he continues to head. Previously, Mr. Sullivan was the president and chief executive officer and a member of the board of directors of Harlan Laboratories, Inc. (“Harlan”), a privately held global provider of preclinical research tools and services, from February 2006 through January 2010, when he retired from that position. Prior to joining Harlan in 2006, Mr. Sullivan was a senior vice president of Covance, Inc. (“Covance”) and the president of Covance Central Laboratories, Inc., a major division of Covance. Prior to joining Covance, Mr. Sullivan was chairman and chief executive officer of Xenometrix, Inc., a biotechnology company with proprietary gene expression technology. He assisted with the merger of Xenometrix with Discovery Partners International. Prior to Xenometrix, Mr. Sullivan was vice president and general manager of a global diagnostic sector of Abbott Laboratories. Since June 2013, Mr. Sullivan has been the chairman of the board of BioreclamationIVT, LLC, a privately owned bio-materials company. Since May 2013, Mr. Sullivan has been a member of the board of directors of PHT Corporation, a privately owned leader in electronic patient recorded outcomes in clinical trials. Since April 2011, Mr. Sullivan has been chairman of the board of MI Bioresearch, Inc. (formerly known as Molecular Imaging, Inc.), a venture-backed drug discovery services company. Since May 2015, Mr. Sullivan has been chairman of the board of Microbiology Research Associates, a microbiology services company. In January 2016, Mr. Sullivan became chairman of the board of H2O Clinical, a specialty contract research organization, and in November 2015, Mr. Sullivan joined the board of Accel Clinical Research, a phase 1 contract research organization. Mr. Sullivan graduated from the University of Dayton, was a commissioned officer in the Marine Corps, and completed his M.B.A. in Marketing and Finance at Rutgers University.

Mr. Sullivan has held senior leadership positions in companies in the life sciences and healthcare services industries. His specific qualifications and skills in the areas of general operations, financial operations and administration, and mergers and acquisitions led the Board to conclude that Mr. Sullivan should serve as a director of the Company.

Joseph Keegan, Ph.D. was appointed to the Board effective January 1, 2016 and was subsequently appointed Chairman of our Audit Committee and our Nominating and Corporate Governance Committee. Dr. Keegan has more than 30 years of experience in life science businesses. From 2007 to 2012, when it was sold to Pall Corporation, Dr. Keegan was CEO at ForteBio, Inc., a life science tool company, where he helped to lead a financing round and established product development and sales strategies for that company. From 1998 to 2007, Dr. Keegan was CEO at Molecular Devices Corporation (NASDAQ: MDCC), a provider of bioanalytical measurement systems, software and consumables, where Dr. Keegan grew the company both internally and through acquisitions. From 1992 to 1998, Dr. Keegan worked at Becton Dickinson and Company, a medical technology company that manufactures and sells medical devices and instrument systems, where he served as President of Worldwide Tissue Culture and Vice President, General Manager of Worldwide Flow Cytometry. From 1988 to 1992, Dr. Keegan was Vice President of the Microscopy and Scientific Instruments Division of Leica, Inc., a life science tool and semiconductor equipment provider. He currently serves on the boards of directors of Courtagen Life Sciences, Labcyte Corporation (as chairman), Nanomedical Diagnositics, Inc., Optofluidics, Inc., Unchained Labs, Inc., Wasatch Microfluidics, Inc., and the San Francisco Opera. Dr. Keegan holds a B.A. in Chemistry from Boston University and a Ph.D. in Physical Chemistry from Stanford University.

Dr. Keegan’s specific qualifications and skills in the areas of life science businesses, product development and sales strategies led the Board to conclude that Dr. Keegan should serve as a director of the Company.

Jack E. Stover was appointed as President and Chief Executive Officer of the Company effective June 21, 2016. Mr. Stover served as the Company's Interim President and Chief Executive Officer from December 22, 2015 to June 20, 2016.  Mr. Stover has been a member of the Board since 2005 and previously served as Chairman of the Audit Committee of the Board from 2005 to December 22, 2015. Mr. Stover has been a member of the Board of Directors, Chairman of the Audit Committee, and a member of the Compensation Committee and Special Deal Committee of Onconova Therapeutics, Inc. since May 2016. Mr. Stover also was a member of the board of Cernostics, Inc., a private molecular diagnostic company, from March of 2015 until July of 2016. Further, Mr. Stover served as a director and Chairman of the Audit Committee of Viatar CTC Solutions, Inc., a publically held circulating tumor cell company from May 2016 until December 2016. Mr. Stover was also previously chief executive officer of Zebec Therapeutics LLC (the successor to Quadrant Pharmaceuticals LLC), a privately held clinical stage specialty pharmaceutical company, from April 2014 until December 2015.  From 2009 to February 2012, Mr. Stover served as the executive chairman of Targeted Nano Therapeutics LLC, a privately held biotechnology company focused on targeted delivery of peptides and proteins. Mr Stover also provided consulting and advisory services through JEStoverConsulting LLC from 2008 through 2015. Mr. Stover was chairman of the audit committee and a member of the board of directors of Arbios Systems Inc. (NASDAQ: ABOS) from 2005 to 2008 and a member of the board of directors of Influmedix, Inc. a private vaccine company from 2010 to 2011.  From 2004 to 2008, he served as chief executive officer, president and director of Antares Pharma Inc., a publicly held specialty pharmaceutical and medical device company listed at the time on the American Stock Exchange.  Prior to that, Mr. Stover was executive vice president and chief financial officer of Sicor, Inc., a publicly held company which manufactured and marketed injectable pharmaceutical products, and which was acquired by Teva Pharmaceutical Industries.  Prior to that, Mr. Stover was executive vice president and director of a private proprietary women’s pharmaceutical company, Gynetics, Inc., and before that he was senior vice president and director of B. Braun Medical, Inc., a private global medical device and pharmaceutical company.  From 1975 to 1995, Mr. Stover was employed by PricewaterhouseCoopers LLC (then Coopers and Lybrand), and was a partner from 1985, working in the bioscience industry division in Pennsylvania and New Jersey.  Mr. Stover received his B.A. in Accounting from Lehigh University and is a Certified Public Accountant.

Mr. Stover has held several senior leadership positions in the life sciences and medical device industry. In addition, his specific experience and skills in the areas of general operations, financial operations and administration of life sciences and device companies, as well as his role as the Company’s President and Chief Executive Officer, led the Board to conclude that Mr. Stover should serve as a director of the Company.

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

Executive Officers

The following table sets forth the names, ages and principal position of our executive officers as of the date of this Amendment:

Name	Age	Position
Jack E. Stover	63	President and Chief Executive Officer
James Early	62	Chief Financial Officer

The principal occupation and business experience for at least the last five years for each executive officer is set forth below (except for Mr. Stover, whose business experience is discussed in this Amendment under the heading “Board of Directors” in this Item 10).

On October 11, 2016, James Early was appointed as the Chief Financial Officer of the Company. Mr. Early serves as the Company’s principal financial officer and principal accounting officer. Since August 29, 2016, the Company had engaged Mr. Early as a consultant to perform the role of interim chief financial officer. Mr. Early continues to be engaged as a consultant.

Mr. Early previously served as the interim and subsequently permanent Chief Financial Officer of AbGenomics International Inc., a clinical stage drug development company with a product pipeline in immunology and oncology, from September 2015 to July 2016. Mr. Early also previously served as the Chief Financial Officer of Zebec Therapeutics, LLC (the successor to Quadrant Pharmaceuticals LLC), a privately held specialty pharmaceutical company, from October 2014 to September 2015. In addition, Mr. Early has provided interim chief financial officer and business development services for pharmaceutical, life science and other similar companies as a sole proprietor from August 2009 to December 2013 and through Early Financial Consulting, LLC (“Early Financial”) from January 2014 to the present. Prior to his consulting role, Mr. Early was Senior Vice President of Finance and Administration for Synageva BioPharma, an orphan drug development company, from February 2006 to January 2009. Mr. Early is a Certified Public Accountant and has an MBA in Finance and Accounting from the UCLA-Anderson School of Management and a BBA in Accounting from the University of Notre Dame.

There are no arrangements or understandings between Mr. Early and any other persons pursuant to which he was selected as an officer. In addition, there is no family relationship between Mr. Early and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer that would require disclosure pursuant to Item 401(d) of Regulation S-K.

There are no arrangements or understandings between Mr. Stover and any other persons pursuant to which he was selected as an officer. In addition, there is no family relationship between Mr. Stover and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer that would require disclosure pursuant to Item 401(d) of Regulation S-K.

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

Audit Committee

The Audit Committee is currently comprised of Dr. Keegan (Chairperson) and Mr. Sullivan. The primary purposes of our Audit Committee are to assist the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control, legal compliance and risk management functions of the Company, including, without limitation, assisting the Board’s oversight of: (i) the integrity of our financial statements; (ii) the effectiveness of our internal control over financial reporting; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent registered public accounting firm; and (v) the performance of our internal audit function and independent registered public accounting firm. The Audit Committee is also responsible for preparing the report of the Audit Committee required by the rules and regulations of the SEC for inclusion in our annual proxy statement.

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

As previously disclosed in our Current Report on Form 8-K dated October 5, 2016, Heinrich Dreismann, Ph.D, a member of our Board who was also a member of our Audit Committee resigned effective as of September 30, 2016. As a result, we are not currently in compliance with NASDAQ Listing Rule 5605(c)(2)(A), which requires the Audit Committee be comprised of at least three members. We intend to appoint an additional independent director to our Board and to the Audit Committee prior to the end of the applicable cure period which is the sooner of the Company’s annual meeting or October 2, 2017.

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

To the best of our knowledge, based solely on our review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent (10%) stockholders were complied with during the fiscal year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid to our Chief Executive Officer in 2016, our other most highly compensated executive officer who served in this capacity as of December 31, 2016, and two other executive officers who would have qualified as an executive officer during 2016, but for a termination of employment prior to December 31, 2016 (collectively referred to as the “named executive officers”).

SUMMARY COMPENSATION TABLE FOR 2016 and 2015
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Compensation		All Other Compen- sation (3)	Total
Jack E. Stover
CEO	2016	$296,730	$127,500	(7)	$29,000	$47,322	$50,719	(7)	$1,007	$552,278
	2015	8,065	-		-	-	-		108,234	116,299
James Early (4)
CFO	2016	116,519	-		-	6,800	-		-	123,319
Graham G. Miao (5)
Former CFO	2016	71,615	-		-	-	-		166,047	237,662
	2015	420,000	-		273,750	-	-		-	693,750
Nat Krishnamurti (6)
Former CFO	2016	148,282	-		13,800	-	-		4,527	166,609

(1)	The amount set forth in this column with respect to Mr. Stover represents annual cash incentive bonus earned for 2016.

(2)

The dollar amounts set forth under the heading “Stock Awards” represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to note 12 – “Stock-Based Compensation” to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

(3)	For the named executive officers, this column includes the following amounts in 2016:

`	401(k) Company Match ($)	Term Life/Disability Insurance Payment ($)	Other ($) (1)	Totals ($)
Jack E. Stover	$-	$1,007	$-	$1,007
James Early	-	-	-	-
Graham G. Miao	2,865	29	163,153	166,047
Nat Krishnamurti	-	85	4,442	4,527

(1)

The amounts set forth in this column for Mr. Miao represent severance of $147,000 and unused vacation balances of $16,153. The amount for Mr. Krishnamurti pertains to unused vacation balances payable upon termination.

(4)	Mr. Early’s salary pertains to amounts earned as part of his consulting agreement.

(5)	Mr. Miao no longer served as Chief Financial Officer effective March 1, 2016.

(6)	Mr. Krishnamurti no longer served as Chief Financial Officer effective September 2, 2016.

(7)	Mr. Stover’s incentive compensation represents the 3% of the net transaction proceeds the Company received from its registered share offering on December 22, 2016.

Narrative Disclosure to Summary Compensation Table

Base Salary

Base salaries are set with regard to the level of the executive officer’s position within the Company and the individual’s current and historical performance. The base salary levels and any changes to those levels for each executive are reviewed each year by the Compensation Committee (and in the case of the Chief Executive Officer, by the full Board), and adjustments may be based on factors such as new roles and/or responsibilities assumed by the executive and the executive’s impact on our strategic goals and financial performance. While our executives’ base salaries are generally targeted to be consistent with median base salaries for similar positions based on competitive market data, there is no specific weighting applied to any one factor in setting the level of salary, and the process ultimately relies on the evaluation of various factors considered by the Compensation Committee with respect to each named executive officer (and the full Board, in the case of the Chief Executive Officer). The Compensation Committee also takes into account additional factors such as historical compensation, the financial condition of the Company in general and the individual’s potential to be a key contributor as well as special recruiting and retention situations.

Upon his appointment as our Interim Chief Executive Officer. Mr. Stover’s annual base salary was set at $300,000, which was not subject of an employment agreement. Mr. Stover entered into an employment agreement with the Company as President & Chief Executive Officer on October 28, 2016. Mr. Miao’s base salary was $420,000 and Mr. Krishnamurti’s base salary was $250,000. Mr. Krishnamurti’s base salary was reduced to $210,000 in March 2016 as part of the Company’s cost-cutting measures. There were no raises issued to any executive officers in 2016.

Annual Cash Incentives

The annual cash incentive program provides our executive officers with an opportunity to receive a cash award at the discretion of the Compensation Committee (and the full Board as to the Chief Executive Officer). Annual cash incentive targets and performance metrics are usually determined by the Compensation Committee (and the full Board, as to the Chief Executive Officer) during the first quarter of each fiscal year, based on competitive market data generally available to the Compensation Committee as well as consideration based upon the financial condition of the Company.

In connection with Mr. Stover’s appointment as Interim Chief Executive Officer, the Board approved a target annual cash bonus of 50% of his annual base salary based principally upon meeting specific financial goals and objectives as recommended by the Compensation Committee and approved by the Board in its sole discretion. Mr. Stover had $50,000 paid to him in 2016 for meeting targets regarding the first two quarters of 2016. For the final two quarters of 2016, the Board determined that Mr. Stover met applicable targets and awarded a cash bonus of $77,500, whose payment was made in 2017. The remainder of his 2016 bonus was paid in April 2017. Mr. Miao’s target annual cash incentive was 50% of base salary and Mr. Krishnamurti’s target was 30% of base salary. Because of their respective terminations of employment, neither Mr. Miao nor Mr. Krishnamurti received any bonus for 2016.

Mr. Stover, upon the occurrence of a capital raising “Transaction” (as such term is defined in Mr. Stover’s employment agreement) is eligible to receive non-equity incentive compensation calculated based on 3% of the net transaction proceeds received in connection with such a Transaction.  In order to receive such non-equity incentive compensation, Mr. Stover must remain employed through the closing of the related Transaction.  As a result of our stock offering in December 2016 (which constituted a “Transaction” under his employment agreement), Mr. Stover earned $50,719.  Additionally, the Board awarded Mr. Stover a discretionary bonus of $127,500 (including the $50,000 bonus described in the paragraph above) for 2016, based on the Board’s determination of Mr. Stover’s and the Company’s performance in 2016.

Sign-on bonuses may be granted from time to time at the discretion of our Compensation Committee in connection with new hires at the executive officer level. There were no cash sign-on bonuses for any named executive officer in 2016.

Long-Term Equity Incentives

Our executives are also eligible to participate in a long-term equity incentive program each year, which is administered under our Amended and Restated 2004 Stock Incentive Plan. The long-term equity incentive component of our compensation program is used to promote alignment with stockholders and to balance the short-term focus of the annual cash incentive component by linking a substantial part of compensation to our long-term stockholder returns. The Compensation Committee believes that long-term stock-based compensation enhances our ability to attract and retain high quality talent and provides the motivation to improve our long-term financial performance and increase stockholder value. In 2016, Mr. Stover was granted 10,000 restricted stock units (“RSUs”), which vest in equal installments over a three-year period. Mr. Stover was also granted 32,636 stock options with an exercise price of $1.60. The options vest in equal monthly installments over a one-year period. Mr. Krishnamurti was granted 6,000 RSUs in 2016 which vest in equal installments over a three-year period. The RSUs were forfeited upon Mr. Krishnamurti’s termination from the Company on September 2, 2016.

Perquisites

As a matter of practice, we provide only limited perquisites to our executive officers that are not generally provided to all employees. Executives are eligible for the standard benefits and programs generally available to all of our employees. The value of special perquisites, as well as additional benefits that are available generally to all of our employees, that were provided to each named executive officer in 2016 are set forth in footnote 3 to the Summary Compensation Table.

Compensation Features Intended to Prevent Excessive Risk Taking

The Compensation Committee reviewed our compensation policies and practices for all employees, including executive officers, and believes that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. In particular, the Compensation Committee believes that the following factors help mitigate against any such risks: (a) annual cash incentive compensation and long-term equity incentive compensation are based on a mix of our overall performance, business unit performance and individual performance; (b) the annual cash incentive compensation plan has no minimum funding levels, such that employees will not receive any rewards if satisfactory financial performance is not achieved by us; and (c) base salaries are consistent with employees’ responsibilities and general market practices so that they are not motivated to take excessive risks to achieve a reasonable level of financial security.

Outstanding Equity Awards

The following table provides information concerning the number and value of unexercised options, SARs, restricted stock awards and RSUs for the named executive officers outstanding as of the year ended December 31, 2016:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016
	Options/SARs Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable		Option/ SAR Exercise Price ($)	Option/ SAR Expiration Date	Number of Shares/RSUs that have not Vested (#)		Market Value of Shares/RSUs that have not Vested ($)
Jack E. Stover	5,440	27,196	(2)	1.60	10/14/2026	10,000	(1)	44,000
James Early	1,334	6,666	(2)	1.60	10/14/2026	-		-
Graham G. Miao	11,718	-		17.90	10/20/2019	-		-
Nat Krishnamurti (3)	-	-		-	-	-		-

(1)	Restricted stock units that vest one-third on each of February 3, 2017, February 3, 2018, and February 3, 2019.
(2)	Stock options that vest one-tenth on the 14th of each month from January 2017 through October 2017.
(3)	Upon his resignation on September 2, 2016, Mr. Krishnamurti forfeited his outstanding equity awards.

Potential Payments upon Termination or Change in Control

The following table includes the original estimated amount of compensation payable to Mr. Miao upon termination of his employment in accordance with his employment separation agreements. In general: (i) RSUs vest upon a change of control; and (ii) restricted stock vests upon a change of control. The amounts shown below assume that such termination was effective as of December 31, 2016, and are estimates of the amounts which would be paid out upon termination; however, with respect to Mr. Miao, the amount shown for him is based on his contractual severance at the time of his actual termination of employment. The actual amounts to be paid out can only be determined at the time of separation from the Company.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Name	Cash Payment ($)	Continuation of Medical/ Welfare Benefits (Present Value) ($)	Acceleration of Equity Awards ($) (1)	Total Termination Benefits ($)
Termination Without Cause or Resignation for Good Reason:
Jack E. Stover (2)	$225,000	$24,288	$120,149	$369,437
James Early	-	-	18,665	18,665
Graham G. Miao (3)	420,000	24,288	-	444,288
Nat Krishnamurti	-	-	-	-
Upon a Change in Control (Not in connection with a termination)
Jack E. Stover	$-	$-	$120,149	$120,149
James Early	-	-	18,665	18,665
Nat Krishnamurti	-	-	-	-

(1)

These amounts are based on the value of RSUs held at December 31, 2016 that would become immediately vested upon retirement or a change of control pursuant to the applicable restricted stock grant agreement. Stock options that would become immediately vested upon a change in control pursuant to the Amended and Restated 2004 Stock Award and Incentive Plan were included. The market value of all equity reflected in the above table is based on the closing stock price of $4.40 on December 30, 2016, the last day of trading in 2016.

(2)	Mr. Stover’s cash payment would be paid in nine equal monthly installments.
(3)

Mr. Miao’s employment was terminated on March 1, 2016 and he was entitled to receive the amounts and benefits upon such termination as discussed below. The Company reached agreement with Mr. Miao and four other former executives to accept 35% of their contracted severance amount. The $420,000 lump sum payment for Mr. Miao was subsequently reduced to $147,000 as a result of this agreement and was paid on February 27, 2017.

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

Employment Arrangements

Jack E. Stover – Chief Executive Officer

On October 30, 2016, we entered into an employment agreement with Mr. Stover pursuant to which he receives an annual base salary of $300,000 and is eligible to receive an annual performance bonus with a target of 50% of his base salary, based on the attainment of certain quarterly performance targets. Pursuant to the Employment Agreement, the Company and Mr. Stover agreed that the performance targets for the first two quarters of 2016 were met at target. Mr. Stover received payment of this amount, as a partial payment of his 2016 performance bonus, on October 31, 2016. The remainder of the bonus was paid in April 2017.

In addition, upon the occurrence of a capital raising “Transaction” (as such term is defined in Mr. Stover’s employment agreement), provided he remains employed through the closing of such Transaction, Mr. Stover would receive non-equity incentive compensation calculated based on 3% of the net transaction proceeds received in connection with such Transaction.  As a result of our stock offering in December 2016, Mr. Stover earned $50,719.

In the event of a termination of Mr. Stover’s employment by the Company without “Cause” or a resignation by Mr. Stover for “Good Reason” (as such terms are defined in the Employment Agreement), Mr. Stover would be entitled to receive monthly payments of $25,000 for nine months following such termination and, provided that Mr. Stover timely elected COBRA continuation coverage, the Company would pay his applicable COBRA premium for 12 months following such termination. Such payments and benefits would be subject to an effective release of claims and would cease upon breach by Mr. Stover of any applicable restrictive covenants.

.

Graham G. Miao – Former Executive Vice President, Chief Financial Officer and Treasurer

On October 14, 2014, we entered into offer letter and an employment separation agreement with Mr. Miao upon his employment with us. Pursuant to the offer letter, Mr. Miao was employed as our Executive Vice President, Chief Financial Officer and Treasurer and his employment with us is “at will.” The offer letter provided for an annual base salary of $420,000, with eligibility for a cash annual incentive award with a target of 50% of base salary, based on achievement of established performance metrics. The offer letter provided that Mr. Miao was entitled to participate in long-term equity incentive awards plans, pursuant to which he is eligible to receive grants of RSUs and SARs with an aggregate grant date value of up to $300,000. All service-based long-term incentive awards would immediately vest upon the occurrence of a change in control.

Under Mr. Miao’s employment separation agreement, effective October 20, 2014, in consideration of certain covenants not to compete and not to solicit employees or clients for a period of up to 12 months after termination of employment, as well as a general release of claims against the Company, Mr. Miao was entitled to receive the following benefits if he was terminated without Cause (as defined below) or if he resigned with Good Reason (as defined below):

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

On March 28, 2016, the Company, in connection with Mr. Miao’s termination of employment, entered into a severance agreement and general release with Mr. Miao which implemented certain terms of the employment separation agreement effective October 20, 2014. This severance agreement and general release provided for certain severance benefits to Mr. Miao, including the following: (a) a lump sum cash severance payment of $420,000 in September 2016, which is equal to 12 months’ base salary and (b) 12 months of continued medical coverage at the Company’s expense. Mr. Miao will be subject to confidentiality, non-solicitation and non-competition obligations. The Company and Mr. Miao also mutually released each other from all claims. As stated above, pursuant to a settlement agreement, Mr. Miao agreed to accept 35% of this $420,000 contracted severance amount. Accordingly, the Company paid Mr. Miao $147,000 in full settlement of this amount on February 27, 2017.

On October 11, 2016, James Early was appointed as Chief Financial Officer for the Company by means of an Engagement Letter Agreement executed between the Company and Early Financial Consulting, LLC. Professional fees under this agreement are charged at the hourly rate of $250 per hour for the first 30 hours per week and $200 per hour for time in excess of 30 hours per week Fees and travel expenses must be invoiced weekly under fifteen day payment terms. Services may be suspended if payments are deemed delinquent, and either party may terminate the agreement upon thirty days written notice. Either party may terminate the agreement (and Mr. Early’s service thereunder) upon 30 days’ notice with no severance or other termination payments due.

Mr. Krishnamurti was not a party to any employment or severance agreement and was not entitled to any severance upon his voluntary termination of employment on September 2, 2016.

Director Compensation

Each of our non-employee directors receives an annual director’s fee of $30,000, payable quarterly in arrears. The Chairman of the Board receives an additional fee of $20,000 and the Chairperson of each of the Audit Committee, Compensation Committee and Nominating Committee receive an additional annual fee of $15,000, $10,000 and $5,000, respectively. In addition, those non-employee directors sitting on more than one committee receive additional compensation of $5,000 annually. From time to time, the Board may form special committees to address discrete issues and the non-employee directors sitting on such special committees may receive additional compensation. In addition, our non-employee directors are entitled to reimbursement for travel and related expenses incurred in connection with attendance at Board and committee meetings.

Prior to 2017, each of our non-employee directors received an annual director’s fee of $40,000, payable quarterly in arrears. The Chairman of the Board received an additional fee of $30,000 and the Chairperson of each of the Audit Committee, Compensation Committee and Nominating Committee received an additional annual fee of $25,000, $15,000 and $5,000, respectively. In addition, those non-employee directors sitting on more than one committee received additional compensation of $5,000 annually.

In 2017, upon initial appointment to the Board, each non-employee director receives 20,000 stock options which vest in equal annual installments over a three-year period. In addition, each non-employee director receives 10,000 stock options (with the exception of the Chairman of the Board who receives 13,000 in options).

Prior to 2017, upon initial appointment to the Board, each non-employee director received $60,000 in restricted stock units (“RSUs”) which vested in equal annual installments over a three-year period. In addition, each non-employee director received $45,000 in RSUs (with the exception of the Chairman of the Board who received $60,000 in RSUs) on the date of our annual meeting each year, which RSUs vest in equal annual installments over a three-year period.

The following table presents information relating to total compensation for our non-employee directors for the year ended December 31, 2016. Mr. Glorikian (who resigned from the Board effective October 2, 2016) and Dr. Keegan were appointed to the Board effective January 1, 2016. Information regarding the compensation of Mr. Stover can be found in this Amendment under the heading “Summary Compensation Table” in this Item 11.

DIRECTOR COMPENSATION
Name	Fees earned ($)	Stock awards ($) (1)	Option awards ($)	Nonqualified Compensation Earnings ($)	Total ($)
Stephen J. Sullivan (2)	75,000	29,000	-	-	104,000
Joseph Keegan (3)	70,000	37,030	-	-	107,030
Harry Glorikian (4)	37,500	37,030	-	-	74,530
Heinrich Dreismann (5)	45,000	-	-	-	45,000
Kapila Ratnam (6)	28,152	-	-	-	28,152

(1)

The dollar amounts set forth under the heading “Stock Awards” represent aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For purposes of computing such amounts, we disregarded estimates of forfeitures related to service-based vesting conditions. For additional information regarding our valuation assumptions, please refer to Note 14 - “Stock-Based Compensation” to our consolidated financial statements included with our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017. Outstanding stock awards held by the Board of Directors as of December 31, 2016 consisted of 10,000 RSUs for Mr. Sullivan and 12,769 RSUs for Dr. Keegan.

(2)	Mr. Sullivan’s fees represent the annual director’s fee of $40,000, plus the $30,000 Chairman of the Board fee, and a fee of $5,000 for serving on multiple committees.
(3)	Dr. Keegan’s fees represent the annual director’s fee of $40,000, plus the $25,000 Chair of the Audit Committee fee, and a fee of $5,000 for serving on multiple committees.
(4)

Mr. Glorikian’s fees represent the prorated portion of his annual director’s fee of $40,000, the prorated portion of his Chair of the Nominating Committee fee of $10,000 plus the prorated fee of $5,000 for serving on multiple committees. Mr. Glorikian resigned on October 2, 2016.

(5)

Dr. Dreismann’s fees represent the prorated annual director’s fee of $40,000, the prorated Chair of the Compensation Committee fee of $15,000 plus the prorated fee of $5,000 for serving on multiple committees. Dr. Dreismann resigned on September 29, 2016.

(6)	Ms. Ratnam’s fee represents the prorated portion of her annual director’s fee of $40,000. Ms. Ratnam resigned on September 13, 2016.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2016, the Compensation Committee consisted of Dr. Sullivan and Dr. Keegan. As of the date of this Amendment, the Compensation Committee also consists of Dr. Sullivan and Dr. Keegan. During 2016 and as of the date of this Amendment, no member of our Compensation Committee has ever been an executive officer or employee of ours and no executive officer of ours currently serves, or has served during the last completed year, on the Board, Compensation Committee or other committee serving an equivalent function, of any other entity that has one or more officers serving as a member of our Board or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 18, 2017, the number of shares of our common stock beneficially owned by: (i) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (ii) each of our current directors; (iii) each of our named executive officers included in the section of this Amendment entitled “Summary Compensation Table”; and (iv) all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock owned by them and all information with respect to beneficial ownership has been furnished to us by the respective stockholder. The address of the persons listed below is c/o Interpace Diagnostics Group, Inc., Morris Corporate Center One, 300 Interpace Parkway, Building A, Parsippany, New Jersey 07054. On December 28, 2016, the Company effected a one-for-ten reverse split of the issued and outstanding shares of its common stock in order to achieve the requisite increase in the market price of its common stock to be in compliance with the NASDAQ minimum bid price requirement. At the effective time of the reverse split, every 10 shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock, without any change in the par value per share. The share totals below reflect that split. The percentage of beneficial ownership is based on 8,788,604 shares of common stock outstanding on April 18, 2017.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Outstanding
Executive officers and directors:

Jack E. Stover (2)	73,936	(6)	*
James Early (3)	8,955	(7)	*
Stephen J. Sullivan (4)	23,032	(8)	*
Joseph Keegan (5)	6,757	(9)	*
All directors and executive officers as a group (4 persons)	105,923	(6) (7) (8) (9)	1.2%
5% stockholders:
John P. Dugan	486,988		5.5%

* Represents less than 1% of shares of common stock outstanding.

(1)

Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares underlying common stock derivatives, such as options, RSUs and SARs that a person has the right to acquire within 60 days of April 18, 2017. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Currently serves as our President and Chief Executive Officer and as a member of the Board.

(3)	Currently serves as our Chief Financial Officer, Secretary and Treasurer.

(4)	Currently serves as Chairman of the Board.

(5)	Member of the Board.

(6)	Includes 6,666 RSUs that would vest immediately upon retirement and 55,411 shares issuable pursuant to options exercisable within 60 days of the date of this Form 10-K/A.

(7)	Includes 8,955 shares issuable pursuant to options exercisable within 60 days of the date of this Form 10-K/A.

(8)	Includes 6,666 RSUs that would vest immediately upon retirement and 3,250 shares issuable pursuant to options exercisable within 60 days of the date of this Form 10-K/A.

(9)	Includes 2,500 shares issuable pursuant to options exercisable within 60 days of the date of this Form 10-K/A.

(10)	Includes 61,875 shares of our common stock held by Mr. Dugan’s spouse, which may be deemed to be beneficially owned by Mr. Dugan.

Equity Compensation Plan Information

The table below sets forth certain information with respect to all of our equity compensation plans as of December 31, 2016, and does not reflect grants, awards, exercises, terminations or expirations since that date.

Equity Compensation Plan Information
Year Ended December 31, 2016
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (Amended and Restated 2004 Stock Award and Incentive Plan, 2000 Omnibus Incentive Compensation Plan, and 1998 Stock Option Plan)	178,833	$26.33	217,294

Equity compensation plans not approved by security holders	11,718	17.90	—
Total	190,551	$25.81	217,294

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We are required to disclose transactions since January 1, 2016, to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof had or will have a direct or indirect material interest, other than employment, compensation, termination and change in control arrangements with our named executive officers, which are described in Item 11 - “Executive Compensation.” We are not a party to a current transaction with a related person, have not been a party to such a transaction since January 1, 2016, and no transaction is currently proposed, in which the amount of the transaction exceeds $120,000 and in which a related person had or will have a direct or indirect material interest.

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

Director Independence

Our Board has determined that Mr. Sullivan and Dr. Keegan are independent within the meaning of the applicable rules and regulations of the SEC and NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA LLP (“BDO”), an independent registered public accounting firm, has served as our independent accountants beginning in 2012. Fees for services provided by BDO for the past two completed years ended December 31 were as follows:

PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2016	2015
Audit Fees	$287,266	$469,726
Audit-Related Fees	11,950	11,302
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$299,216	$481,028

Audit fees include the audit of our consolidated financial statements.

Included within audit fees for the year ended December 31, 2016 are those fees totaling $7,988 associated with the filing of the Company’s registration statement on Form S-8 October 26, 2016, and fees totaling $56,000 associated with our registered public offering in December 2016.

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

Fees for audit-related services in 2016 and 2015 consist of the audits of our 401(k) plan by BDO.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A, as previously included on Form 10-K, filed March 31, 2017:

(3)	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014
2.2	Agreement and Plan of Merger, dated October 31, 2014, by and among RedPath Integrated Pathology, Inc., the Company, Interpace Diagnostics, LLC, RedPath Acquisition Sub, Inc. and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
2.3	Asset Purchase Agreement, dated as of October 30, 2015, by and between Publicis Touchpoint Solutions, Inc. and PDI, Inc. is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2015
3.1	Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-46321), filed with the SEC on May 19, 1998
3.2	Certificate of Amendment of Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 13, 2002
3.3	Certificate of Amendment to the Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 14, 2012
3.4	Amended and Restated By-Laws of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 6, 2014
3.5	Certificate of Amendment to the Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Form 8-K filed with the SEC on December 23, 2015
3.6	Certificate of Amendment to the Certificate of Incorporation of PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Form 8-K filed with the SEC on December 23, 2015
3.7	Certificate of Amendment to the Certificate of Incorporation of Interpace Diagnostics Group, Inc., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2016

Exhibit No.	Description
4.1	Specimen Certificate Representing the Common Stock, incorporated by reference to the designated exhibit of the Company’s Registration Statement on Form S-1 (File No. 333-46321), filed with the SEC on May 19, 1998
4.2	Form of Prepaid Common Stock Purchase Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016
10.1*	2000 Omnibus Incentive Compensation Plan, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014
10.2*	Executive Deferred Compensation Plan, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010
10.3*	Amended and Restated 2004 Stock Award and Incentive Plan, incorporated by reference to the designated exhibit of the Company’s definitive proxy statement filed with the SEC on April 28, 2004
10.4*	Form of Restricted Stock Unit Agreement for Employees, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009
10.5*	Form of Stock Appreciation Rights Agreement for Employees, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009
10.6*	Form of Restricted Stock Unit Agreement for Directors, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 8, 2009
10.7*	Form of Restricted Share Agreement, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010
10.8*	Offer Letter between the Company and Graham G. Miao, dated October 14, 2014, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014
10.9*	Employment Separation Agreement between the Company and Graham G. Miao, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014
10.10*	Confidential Information, Non-Disclosure, Non-Competition, Non-Solicitation and Rights to Intellectual Property Agreement between the Company and Graham G. Miao, dated October 14, 2014, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014
10.11*	Form of Restricted Stock Unit Inducement Agreement, by and between the Company and Graham G. Mio, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014
10.12*	Stock Appreciation Rights Inducement Agreement by and between the Company and Graham G. Miao, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2014
10.13	Morris Corporate Center Lease, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 5, 2009
10.14	Non-negotiable Subordinated Secured Promissory Note, dated October 31, 2014, by the Company and Interpace Diagnostics, LLC in favor of RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
10.15	Amendment No. 1 to Note, dated July 30, 2015, by and between Redpath Equityholder Representative, LLC, a Delaware limited liability company, and the Company, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 12, 2015
10.16	Limited Waiver, Consent and Amendment No. 2 to Note, dated October 30, 2015, by and among RedPath Equityholder Representative, LLC, PDI, Inc., and Interpace Diagnostics, LLC, incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 12, 2015
10.17	Contingent Consideration Agreement, dated October 31, 2014, by and among the Company, Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

Exhibit No.	Description
10.18	Settlement Agreement, dated January 28, 2013, by and between RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics Corporation) and the United States of America, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
10.19	License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014
10.20	CPRIT License Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014
10.21	Supply Agreement, dated August 13, 2014, by and between Interpace Diagnostics, LLC and Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014
10.22	Guaranty, dated August 13, 2014 by the Company in favor of Asuragen, Inc., incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 5, 2014
10.23	Lease, dated October 10, 2007, by and between Spring Way Center, LLC and RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics, LLC), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
10.24	Lease Renewal, dated April 3, 2013, by and between Spring Way Center, LLC and RedPath Integrated Pathology, Inc. (now known as Interpace Diagnostics, LLC), incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
10.25	Lease, dated June 28, 2015, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
10.26	Amendment No. 1 to Lease, dated September 18, 2007, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
10.27	Amendment No. 2 to Lease, dated August 29, 2008, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
10.28	Amendment No. 3 to Lease, dated April 8, 2009, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
10.29	Amendment No. 4 to Lease, dated September 16, 2010, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
10.30	Amendment No. 5 to Lease, dated September 15, 2011, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
10.31	Amendment No. 6 to Lease, dated March 5, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015
10.32	Amendment No. 7 to Lease, dated August 29, 2014, by and between WE 2 Church Street South LLC and JS Genetics, LLC, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015

Exhibit No.	Description
10.33*	Amendment Agreement, dated December 7, 2015, by and between PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.) and Nancy S. Lurker, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2015
10.34*	Agreement and General Release, dated January 6, 2016, by and between Gerald Melillo and PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on January 1, 2016
10.35*	Agreement and General Release, dated January 15, 2016, by and between Nancy S. Lurker and PDI, Inc. (n.k.a. Interpace Diagnostics Group, Inc.), incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on January 22, 2016.
10.36*	Severance Agreement and General Release, dated March 28, 2016, by and between Graham Miao and Interpace Diagnostics Group, Inc., incorporated by reference the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2016.
10.37*	Employment Separation Agreement between Interpace Diagnostics Group, Inc. and Nat Krishnamurti, effective as of June 22, 2016, incorporated by reference to the designated exhibit of Amendment No. 2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2016.
10.38*	Confidential Information, Non-Disclosure, Non-Solicitation, Non-Compete and Rights to Intellectual Property Agreement between Interpace Diagnostics Group, Inc. and Nat Krishnamurti, dated as of June 22, 2016, incorporated by reference to the designated exhibit of Amendment No. 2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2016.
10.39*	Form of Indemnification Agreement by and between Interpace Diagnostics Group, Inc. and its directors and executive officers, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2016.
10.40	Credit Agreement and Security Agreement, dated as of September 28, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics Corporation, Interpace Diagnostics, LLC and SCM Specialty Finance Opportunities Fund, L.P., incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016.
10.41	Intercreditor Agreement, dated as of September 28, 2016, by and between SCM Specialty Finance Opportunities Fund, L.P. and RedPath Equityholder Representative, LLC and acknowledged and agreed to by Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and Interpace Diagnostics Corporation, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016.
10.42	Third Amendment to Non-Negotiable Subordinated Secured Promissory Note, dated as of September 30, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016.
10.43	Management Engagement Letter, effective as of October 11, 2016, by and between Early Financial Consulting, LLC and Interpace Diagnostics Group, Inc., incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016.
10.44*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2016.
10.45*	Incentive Stock Option Agreement between Interpace Diagnostics Group, Inc. and James Early, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2016.
10.46*	Form of Incentive Stock Option Agreement, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2016.
10.47	Fourth Amendment to Non-Negotiable Subordinated Secured Promissory Note, dated as of October 31, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2016.
10.48*	Employment Agreement, dated as of October 28, 2016, by and between Interpace Diagnostics Group, Inc. and Jack E. Stover, incorporated by reference to the designated exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2016.
10.49	Fifth Amendment to Non-Negotiable Subordinated Secured Promissory Note, dated as of November 16, 2016, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2016.

Exhibit No.	Description
10.50	Placement Agency Agreement by and between Interpace Diagnostics Group, Inc. and Maxim Group, LLC, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016
10.51	Form of Securities Purchase Agreement by and between Interpace Diagnostics Group, Inc. and certain purchasers named therein, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016
21.1†	Subsidiaries of the Registrant
23.1†	Consent of BDO USA, LLP
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes compensatory plan, compensation arrangement or management contract.
†	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the SEC on March 31, 2017.
#	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2017	INTERPACE DIAGNOSTICS GROUP, INC.
	By:	/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer