Form 10-Q
period 2017-03-31
Interpace Diagnostics Group, Inc.
filed 2017-05-12
CIK 1054102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding May 5, 2017
Common stock, $0.01 par value	8.788,604

INTERPACE DIAGNOSTICS GROUP, INC.

FORM 10-Q FOR PERIOD ENDED MARCH 31, 2017

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,126	$602
Accounts receivable, net	2,265	2,209
Other current assets	1,268	1,415
Current assets from discontinued operations	-	14
Total current assets	10,659	4,240
Property and equipment, net	770	929
Other intangible assets, net	35,545	36,358
Other long-term assets	1	251
Total assets	$46,975	$41,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,643	$2,326
Accrued salary and bonus	1,099	3,551
Other accrued expenses	6,536	6,236
Current liabilities from discontinued operations	2,746	4,128
Total current liabilities	13,024	16,241
Contingent consideration	1,326	7,254
Long-term debt, net of debt discount	4,364	7,908
Other long-term liabilities	3,692	3,844
Total liabilities	22,406	35,247

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 6,788,059 and 2,230,506 shares issued, respectively; 6,723,709 and 2,176,252 shares outstanding, respectively	68	22
Additional paid-in capital	143,342	127,736
Accumulated deficit	(117,170)	(119,584)
Accumulated other comprehensive income	-	-
Treasury stock, at cost (64,350 and 54,254 shares, respectively)	(1,671)	(1,643)
Total stockholders' equity	24,569	6,531
Total liabilities and stockholders' equity	$46,975	$41,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except for per share data)

	Three Months Ended
	March 31,
	2017	2016

Revenue, net	$3,470	$3,035
Cost of revenue (excluding amortization of $813 and $970 for the three months, respectively)	1,771	1,179
Gross profit	1,699	1,856
Operating expenses:
Sales and marketing	1,136	1,547
Research and development	306	323
General and administrative	1,522	2,816
Acquisition related amortization expense	813	970
Change in fair value of contingent consideration	(5,776)	-
Total operating expenses	(1,999)	5,656

Operating income (loss)	3,698	(3,800)
Interest expense	(254)	(203)
Loss on extinguishment of debt	(1,547)	-
Other (loss) income , net	(36)	6
Income (loss) from continuing operations before tax	1,861	(3,997)
Provision for income taxes	3	9
Income (loss) from continuing operations	1,858	(4,006)
Income (loss) from discontinued operations, net of tax	556	(780)
Net income (loss)	$2,414	$(4,786)

Net Income (Loss) and Comprehensive Income (Loss)	$2,414	$(4,786)

Basic income (loss) per share of common stock:
From continuing operations	$0.43	$(2.26)
From discontinued operations	0.13	(0.44)
Net income (loss) per basic share of common stock	$0.56	$(2.69)

Diluted income (loss) per share of common stock:
From continuing operations	$0.42	$(2.26)
From discontinued operations	0.13	(0.44)
Net income (loss) per diluted share of common stock	$0.55	$(2.69)
Weighted average number of common shares and common share equivalents outstanding:
Basic	4,294	1,776
Diluted	4,384	1,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(unaudited, in thousands)

	For The Three Months Ended
	March 31, 2017
	Shares	Amount
Common stock:
Balance at December 31, 2016	2,230	$22
Common stock issued	34	1
Common stock issued through offerings	2,793	28
Shares converted in debt exchange	1,731	17
Balance at March 31, 2017	6,788	68
Treasury stock:
Balance at December 31, 2016	54	(1,643)
Treasury stock purchased	10	(28)
Balance at March 31, 2017	64	(1,671)
Additional paid-in capital:
Balance at December 31, 2016		127,736
Common stock issued through offerings, net of expenses		9,005
Issuance of warrants		1,861
Shares converted in debt exchange		4,682
Stock-based compensation expense		58
Balance at March 31, 2017		143,342
Accumulated deficit:
Balance at December 31, 2016		(119,584)
Net income		2,414
Balance at March 31, 2017		(117,170)

Total stockholders’ equity		$24,569

The accompanying notes are an integral part of these consolidated financial statements

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2017	2016

Cash Flows Used in Operating Activities
Net income (loss)	$2,414	$(4,786)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	972	1,257
Realignment accrual accretion	-	16
Interest accretion	231	203
Provision for bad debt	34	89
Amortization of debt issuance costs	21	-
Mark to market on derivatives	42	-
Loss on extinguishment of debt	1,547	-
Reversal of severance accrual	(2,034)	-
Stock-based compensation	58	67
Change in fair value of contingent consideration	(5,776)	-
Other (gains), losses and expenses, net	-	(13)
Other changes in assets and liabilities:
(Increase) decrease in accounts receivable	(90)	4,270
Decrease in unbilled receivable	-	16
Decrease (increase) in other current assets	161	(460)
Decrease in other long-term assets	250	689
Increase (decrease) in accounts payable	295	(1,887)
Decrease in unearned contract revenue	-	(11)
Decrease in accrued salaries and bonus	(1,639)	(372)
Decrease in accrued liabilities	(648)	(2,566)
Increase (decrease) in long-term liabilities	13	(482)
Net cash used in operating activities	(4,149)	(3,970)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Issuance of common stock, net of expenses	10,701	-
Cash paid for repurchase of restricted shares	(28)	-
Net cash provided by financing activities	10,673	-

Net increase (decrease) in cash and cash equivalents	6,524	(3,970)
Cash and cash equivalents – beginning	602	8,310
Cash and cash equivalents – ending	$7,126	$4,340
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular information in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (the interim financial statements) should be read in conjunction with the consolidated financial statements of Interpace Diagnostics Group, Inc. (the Company or Interpace), and its wholly-owned subsidiaries, Interpace Diagnostics Corporation and Interpace Diagnostics, LLC, and related notes as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (SEC) on March 31, 2017, as amended on April 28, 2017. The condensed interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed interim financial statements include all normal recurring adjustments that, in the judgment of management, are necessary for a fair presentation of such interim financial statements. Discontinued operations include the Company’s wholly owned subsidiaries: Group DCA, LLC, or Group DCA; InServe Support Solutions (Pharmakon); and TVG, Inc. (TVG, dissolved December 31, 2014) and its Commercial Services (CSO) business unit which was sold on December 22, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	LIQUIDITY

The accompanying consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2017, the Company had cash and cash equivalents of $7.1 million, net accounts receivable of $2.3 million, current assets of $10.7 million and current liabilities of $13.0 million. For the quarter ended March 31, 2017, the Company had net income of $2.4 million and cash used in operating activities was $4.1 million.

On December 22, 2016, the Company completed a registered direct public offering, which resulted in gross proceeds to the Company of approximately $1.9 million, (net proceeds of $1.7 million after expenses) of which approximately $1.33 million was used to repay secured debt.

In 2017, the Company closed on three equity offerings raising gross proceeds of $12.2 million. The details are as follows:

●	On January 6, 2017, the Company completed a registered direct public offering, or the Second Registered Direct Offering, to sell 630,000 shares of its common stock at a price of $6.81 per share to certain institutional investors which resulted in gross proceeds to the Company of approximately $4.2 million.

●	On January 25, 2017, the Company completed a registered direct public offering, or the Third Registered Direct Offering, to sell 855,000 shares of its common stock and a concurrent private placement of warrants to purchase 855,000 shares of its common stock, or the Warrants, to the same investors participating in the Third Registered Direct Offering, or (the Private Placement). The Warrants and the shares of the Company’s common stock issuable upon the exercise of the Warrants were not registered under the Securities Act and were sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares of common stock sold in the Third Registered Direct Offering and the Warrants issued in the concurrent Private Placement were issued separately but sold together at a combined purchase price of $4.69 per share of common stock and accompanying Warrant. The Third Registered Direct Offering and the Private Placement together resulted in gross proceeds to the Company of approximately $4 million. The Company also used approximately $1.0 million to satisfy the obligations due to five former senior executives. See Note 6- Severance.

●	On February 8, 2017, the Company completed an underwritten, confidentially marketed public offering, or the CMPO, to sell 1,200,000 shares of its common stock at a price of $3.00 per share. In addition, the Company granted the underwriters an option to purchase up to an additional 9% of the total number of shares of common stock sold by the Company in the CMPO, solely for the purpose of covering over-allotments, if any. The underwriters exercised the over-allotment option in full. The CMPO resulted in gross proceeds to the Company of approximately $3.9 million.

On March 23, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”), with an institutional investor (the “Investor”). Prior to the Company entering into the Exchange Agreement, the Investor acquired that certain Non-Negotiable Subordinated Secured Promissory Note, dated as of October 31, 2014, as amended (the “RedPath Note”), issued by the Company and the Company’s subsidiary, Interpace, LLC, in favor of RedPath Equityholder Representative, LLC (the “RedPath Equityholder Representative”) on behalf of the former equityholders of RedPath. The RedPath Note, which was entered into in connection with the Company’s acquisition of RedPath Integrated Pathology, Inc. in October 2014, had an aggregate principal amount of $9.34 million outstanding and was acquired by the Investor for $8.87 million. The RedPath Equityholder Representative assigned all of its rights, title and interest in the RedPath Note to the Investor, including, but not limited to, its security interest in all of the assets of the Company and the assets of the Company’s subsidiaries.

Pursuant to the Exchange Agreement, the Company and the Investor agreed to exchange the RedPath Note for (i) a senior secured convertible note in the aggregate principal amount of $5.32 million (the “Exchanged Convertible Note”), which was convertible into shares of the Company’s common stock, in accordance with its terms, and (ii) a senior secured non-convertible note with an aggregate principal amount of $3.55 million (the “Exchanged Non-Convertible Note” and collectively, the “Exchanged Notes”), for a combined aggregate principal amount of $8.87 million.

As of March 30, 2017, the Investor had converted approximately 80% of the Exchanged Convertible Note to common stock, converting $4.2 million of the Exchanged Convertible Note into approximately 1.7 million shares of common stock. On April 18, 2017 the Company and the Investor agreed to exchange the Exchanged Non-Converttible Note for a new convertible note in the same principal amount of $3.55 million. The investor then converted the new convertible note into approximately 1.6 million shares of the Company’s Common Stock at $2.20 per share. As a result of the note exchanges and subsequent conversions, the RedPath note was deemed paid in full. Accordingly, the security interest has been terminated and the liens will be released upon proper termination filings.

The Company entered into a Credit Agreement with SCM Specialty Finance Opportunities Fund, L.P. on September 28, 2016.

The Credit Agreement contains customary representations and warranties in favor of the Lender and certain covenants, including, among other things, financial covenants relating to loan turnover rates, liquidity and revenue targets. As of March 31, 2017 the Company had not borrowed any funds under the Credit Agreement.

While the Company has made significant reductions in indebtedness, the Company is not yet cash flow positive from operations. Accordingly, due to the Company’s operating deficit and obligations the Company may require additional capital to meet its obligations. There is no guarantee that additional capital can be raised to fund operations and obligations in 2017 and beyond, if needed. The Company intends to meet its capital needs by driving revenue growth, containing costs, entering into strategic alliances as well as exploring other options, including the possibility of raising additional equity capital. These liquidity factors, among others, have raised substantial doubts about our ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include best estimate of selling price in multiple element arrangements, valuation allowances related to deferred income taxes, self-insurance loss accruals, allowances for doubtful accounts and notes, income tax accruals, acquisition accounting, asset impairments and facilities realignment accruals. The Company periodically reviews these matters and reflects changes in estimates as appropriate. Actual results could materially differ from those estimates.

Receivables and Allowance for Doubtful Accounts

The Company’s accounts receivable are generated using its proprietary tests. The Company’s services are fulfilled upon completion of the test, review and release of the test results. In conjunction with fulfilling these services, the Company bills the third-party payor or hospital. The Company recognizes accounts receivable related to billings for Medicare, Medicare Advantage, and hospitals (direct-bill clients) on an accrual basis, net of contractual adjustment, when collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, or the amounts billed to hospitals. The Company records an Allowance for Doubtful accounts based on the collection history for PancraGen® hospital roster billings (direct bill clients) and for Medicare Advantage billings for PancraGen® and ThyGenix®. Since Medicare has fixed reimbursement rates, there may be little or no Allowance for Doubtful Accounts associated with Medicare. For non-paying roster accounts, balances may be written off to bad debt after twelve months. Medicare Advantage accounts may be written off to bad debt after several appeals, which in some cases may take longer than twelve months.

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

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Other Current Assets

Other current assets consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Indemnification assets	$875	$875
Other receivables	361	325
Other	32	215
	$1.268	$1,415

Long-Lived Assets, including Finite-Lived Intangible Assets

Finite-lived intangible assets are stated at cost less accumulated amortization. Amortization of finite-lived acquired intangible assets is recognized on a straight-line basis, using the estimated useful lives of the assets of approximately two years to nine years in acquisition related amortization expense in the consolidated statements of comprehensive income (loss).

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

Basic and Diluted Net Income (Loss) per Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted income (loss) per share for the three-month periods ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,
	2017	2016
Basic weighted average number of common shares	4,294	1,776
Potential dilutive effect of stock-based awards	90	-
Diluted weighted average number of common shares	4,384	1,776

As a result of the Company’s debt exchanges discussed in Note 12, Long-Term Debt, the Company issued an additional 2.1 million shares of common stock in April 2017.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The following outstanding stock-based awards were excluded from the computation of the effect of dilutive securities on income (loss) per share for the following periods because they would have been anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Options	-	-
Stock-settled stock appreciation rights (SARs)	85	131
Restricted stock and restricted stock units (RSUs)	-	102
Warrants	955	-
	1,040	233

4.	OTHER INTANGIBLE ASSETS

The net carrying value of the identifiable intangible assets as of March 31, 2017 and December 31, 2016 are as follows:

		As of March 31, 2017	As of December 31, 2016
	Life	Carrying	Carrying
	(Years)	Amount	Amount
Diagnostic assets:
Asuragen acquisition:
Thyroid	9	$8,519	$8,519
Pancreas	-	-	-
Biobank	-	-	-
RedPath acquisition:
Pancreas test	7	16,141	16,141
Barrett’s test	9	18,351	18,351
Total		$43,011	$43,011
Diagnostic lab:
CLIA Lab	2.3	$609	$609

Accumulated Amortization		$(8,075)	$(7,262)

Net Carrying Value		$35,545	$36,358

Amortization expense was approximately $0.8 million and $1.0 million for the three-month periods ended March 31, 2017 and 2016, respectively. Amortization of our diagnostic assets begins upon launch of the product. Estimated amortization expense for the next five years is as follows, based on current assumptions of future product launches:

2017	2018	2019	2020	2021
$4,272	$5,292	$5,292	$5,292	$4,908

5.	FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities reflected at fair value in the consolidated financial statements include: cash and cash equivalents; short-term investments; accounts receivable; other current assets; accounts payable; and contingent consideration. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

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

	As of March 31, 2017		Fair Value Measurements
	Carrying	Fair	As of March 31, 2017
	Amount	Value	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents:
Cash	$7,126	$7,126	$7,126	$-	#	$-
	$7,126	$7,126	$7,126	$-		$-
Liabilities:
Contingent consideration:
Asuragen	$1,561	$1,561	$-	$-		$1,561
Derivative liability:
Embedded conversion derivative	$51	$51	$-	$-		$51
	$1,612	$1,612	$-	$-		$1,612

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

	As of December 31, 2016		Fair Value Measurements
	Carrying	Fair	As of December 31, 2016
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Cash	$602	$602	$602	$-	$-
	$602	$602	$602	$-	$-
Liabilities:
Contingent consideration:
Asuragen	$1,545	$1,545	$-	$-	$1,545
RedPath	5,969	5,969	-	-	5,969
	$7,514	$7,514	$-	$-	$7,514

The fair value of cash and cash equivalents and marketable securities is valued using market prices in active markets (level 1). As of March 31, 2017, the Company did not have any marketable securities in less active markets (level 2) or without observable market values that would require a high level of judgment to determine fair value (level 3).

In connection with the acquisition of certain assets from Asuragen and the acquisition of RedPath, the Company recorded contingent consideration related to contingent payments and other revenue based payments. The Company determined the fair value of the contingent consideration based on a probability-weighted income approach derived from revenue estimates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. On March 22, 2017, the Company entered into a Termination Agreement with the RedPath Equityholder Representative. Under the terms of the Termination Agreement, RedPath Equityholder Representative agreed to terminate all royalty and milestone rights under the contingent consideration agreement. As a result the Company reversed approximately $6.0 million in Redpath contingent consideration liabilities in the first quarter of 2017, of which $5.8 million was a reversal within operating expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss).

On March 23, 2017, in connection with the Company entering into the Exchange Agreement, related to the RedPath note (See Note 12) with the Investor, an embedded conversion option derivative liability was recorded due to a certain embedded conversion feature. The embedded conversion option is considered a liability and valued using the Black-Scholes Option-Pricing Model, the inputs for which include exercise price of the conversion feature, market price of the underlying common shares, expected term, volatility based on the Company’s historical market price, and the risk-free rate corresponding to the expected term of the Exchange Agreement. Any changes to the estimated fair value of this liability are recorded in Interest Expense.

A roll forward of the carrying value of the contingent consideration and also the embedded conversion option from continuing operations from January 1, 2017 to March 31, 2017 is as follows:

	2017
					Cancellation
		Initial			of Obligation/	Mark to
	January 1,	Liability	Payments	Accretion	Conversions	Market	March 31,
Asuragen	$1,545		$(25)	$41	$-	$-	$1,561
Redpath	5,969		-	-	(5,969)	-	-
Embedded conversion option	-	208	-		(199)	42	51
	$7,514	$208	$(25)	$41	$(6,168)	$42	$1,612

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The following table sets forth the assumptions used in the Black-Scholes Option Pricing Model to estimate the fair value of the embedded conversion option derivative liability as of March 31, 2017:

March 31, 2017

Market Price	$2.63
Exercise Price	$2.44
Risk-free interest rate	0.99%
Expected volatility	234.05%
Expected life in years	1.25
Expected dividend yield	0.00%

The Company considers carrying amounts of accounts receivable, accounts payable and accrued expenses to approximate fair value due to the short-term nature of these financial instruments.

Certain of the Company’s non-financial assets, such as other intangible assets, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

6.	COMMITMENTS AND CONTINGENCIES

Litigation

Due to the nature of the businesses in which the Company is engaged it is subject to certain risks. Such risks include, among others, risk of liability for personal injury or death to persons using products the Company promotes or commercializes. There can be no assurance that substantial claims or liabilities will not arise in the future due to the nature of the Company’s business activities and recent increases in litigation related to healthcare products. As part of the closeout of its Contract Sales Organization (CSO), the Company seeks to reduce its potential liability under its service agreements through measures such as contractual indemnification provisions with customers (the scope of which may vary from customer to customer, and the performance of which is not secured) and insurance. The Company could, however, also be held liable for errors and omissions of its employees in connection with the services it performs that are outside the scope of any indemnity or insurance policy. The Company could be materially adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnification agreement; if the indemnity, although applicable, is not performed in accordance with its terms; or if the Company’s liability exceeds the amount of applicable insurance or indemnity.

The Company routinely assesses its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. As of March 31, 2017, the Company’s accrual for litigation and threatened litigation was not material to the consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

In connection with the October 31, 2014 acquisition of RedPath, the Company assumed a liability for the Settlement Agreement entered into by the former owners of RedPath with the DOJ. Under the terms of the Settlement Agreement, the Company is obligated to make payments to the Department of Justice (DOJ) for the calendar years ended December 31, 2014 through 2017, up to a maximum of $3.0 million.

Payments are due March 31st following the calendar year that the revenue milestones are achieved. In May 2016, the Company renegotiated payment terms with the DOJ related to a $250,000 payment associated with performance in fiscal 2014 that resulted in an agreement that the Company pay $85,000 on July 31, 2016, $85,000 on October 31, 2016 and $80,000 on February 28, 2017. For the quarter ended March 31, 2017, the Company has accrued $625,000 related to the Settlement Agreement based on its estimate of the potential liability.

Prolias Technologies, Inc. v. PDI, Inc.

On April 8, 2015, Prolias Technologies, Inc.(“Prolias”) filed a complaint (the “Complaint”) against the Company with the Superior Court of New Jersey (Morris County) in a matter entitled Prolias Technologies, Inc. v. PDI, Inc. (Docket No. MRS-L-899-15). In the Complaint, Prolias alleges that it and the Company entered into an August 19, 2013 Collaboration Agreement and a First Amendment thereto (collectively, the “Agreement”) whereby Prolias and the Company agreed to work in good faith to commercialize a diagnostic test known as “Thymira.” Thymira is a minimally invasive diagnostic test that is being developed to detect thyroid cancer. Prolias alleges in the Complaint that the Company wrongfully terminated the Agreement, breached obligations owed to it and committed torts. After various motions on October 13, 2016, the Company filed an application to enter final judgment and taxing of costs against Prolias. The Company requested that the Court enter final judgment against Prolias and for the Company in the amount of $621,236, plus ten percent interest continuing to accrue on the principal balance of $500,000 unless and until paid, attorneys’ fees and costs of $390,769, and a declaratory judgment that Prolias is deemed to have executed and delivered to the Company a promissory note in the amount of $1,000,000 under Article 10.2(a) of the Collaboration Agreement. On November 17, 2016, the Court denied the Company’s application without prejudice and with leave to refile.

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

Swann v. Akorn, Inc., and Interpace Diagnostics Group, Inc.

On May 27, 2016, Michael J. Swann, one of the Company’s former employees, filed a complaint against the Company in the Court of Common Pleas of the Fifth Judicial Circuit in South Carolina in a matter entitled Michael J. Swann v. Akorn, Inc.(“Akorn”), and Interpace Diagnostic Group Inc. (Civil Action No. 2016-CP-40-03362). In the complaint, Mr. Swann alleges, among other things, that he was discriminated against and wrongfully terminated as a member of a sales force marketing pharmaceutical products of Akorn, because of an illness suffered by Mr. Swann. Mr. Swann alleges that he was discriminated against in violation of the Americans with Disabilities Act/Americans with Disabilities Act Amendments Act and the Family Medical Leave Act and seeks damages for back pay, reinstatement, front pay, compensatory and punitive damages in an amount not less than $300,000, attorney’s fees and costs. The Company denies that it is liable to Mr. Swann for any of the claims asserted and intends to vigorously defend itself against those claims. On May 10, 2017 the Company received a settlement letter and paid the plaintiff $3,000.

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

The severance liability as of December 31, 2016 was approximately $3.1 million, of which $2.2 million resides in continuing operations and $0.9 million is in discontinued operations. In January 2017, five former executives agreed to a settlement of their severance obligations agreeing to 35% of the total amount due them. These remaining obligations were paid out in February 2017 in payments totaling approximately $1.0 million. As a result of the settlement, the Company recorded a reversal of expense of approximately $2.0 million. Within continuing operations, $1.5 million of expense was reversed and was recorded in general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) and $0.5 million was recorded in discontinued operations. The Company has no currently payable severance obligations as of March 31, 2017.

7.	ACCRUED EXPENSES AND LONG-TERM LIABILITIES

Other accrued expenses consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accrued royalties	$863	$711
Indemnification liability	875	875
Contingent consideration	235	260
Rent payable	57	110
DOJ settlement	625	80
Accrued professional fees	1,567	1,746
Taxes payable	467	526
Unclaimed property	565	565
All others	1,282	1,363
	$6,536	$6,236

Long-term liabilities consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Uncertain tax positions	$3,641	$3,594
DOJ settlement (indemnified by RedPath)	-	250
Derivative liability	51	-
	$3,692	$3,844

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

8.	STOCK-BASED COMPENSATION

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

Historically, stock options have been granted with an exercise price equal to the market value of the common stock on the date of grant, expire 10 years from the date they are granted, and generally vested over a two-year period for members of the Board of Directors and a three-year period for employees. Upon exercise, new shares can be issued by the Company. The Company granted stock options in 2016, which vest monthly over a one-year period. SARs are generally granted with a grant price equal to the market value of the common stock on the date of grant, vest one-third each year on the anniversary of the date of grant and expire five years from the date of grant. The restricted shares and restricted stock units (RSU’s) granted to employees historically have had a three year cliff vesting period and are subject to accelerated vesting and forfeiture under certain circumstances. Restricted shares and restricted stock units granted to board members generally have had a three year graded vesting period and are subject to accelerated vesting and forfeiture under certain circumstances.

In March of 2017, the Company’s Chief Executive Officer, Chief Financial Officer and members of The Board were granted incentive stock options to purchase an aggregate of 172,077 shares of common stock with a weighted average exercise price of $2.13 per share and, subject generally to the executive’s or board member’s, as applicable, continued service with the Company, vest in equal monthly installments over a period of one year.

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards granted during the three month period ended March 31, 2017. There were no options granted during the three month period ended March 31, 2016.

Three Months Ended March 31. 2017
Risk-free interest rate	1.96%
Expected life	4.91
Expected volatility	138.71%
Dividend yield	-

The Company recognized approximately $0.1 million and $0.1 million of stock-based compensation expense during each of the three month periods ended March 31, 2017 and 2016, respectively.

9.	INCOME TAXES

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The authoritative guidance for accounting for income taxes allows use of the discrete method when it provides a better estimate of income tax expense. Due to the Company’s valuation allowance position, it is the Company’s position that the discrete method provides a more accurate estimate of income tax expense and therefore income tax expense for the current quarter has been presented using the discrete method. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The following table summarizes income tax expense on income (loss) from continuing operations and the effective tax rate for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Provision from income tax	$3	$9
Effective income tax rate	0.2%	0.2%

Income tax expense for the three-month periods ended March 31, 2017 and 2016 was primarily due to minimum state and local taxes.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

10.	SEGMENT INFORMATION

Upon the divestiture of its CSO business on December 22, 2015. the Company has one reporting segment: molecular diagnostics. The Company realigned its reporting segments due to the integration of RedPath and acquiring certain assets from Asuragen, to reflect the Company’s current and going forward business strategy. The Company’s current reporting segment structure is reflective of the way the Company’s management views the business, makes operating decisions and assesses performance. This structure allows investors to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company.

The Company’s molecular diagnostics business focuses on developing and commercializing molecular diagnostic tests, leveraging the latest technology and personalized medicine for better patient diagnosis and management. Through the Company’s molecular diagnostics business, the Company aims to provide physicians and patients with diagnostic options for detecting genetic and other molecular alterations that are associated with gastrointestinal and endocrine cancers, which are principally focused on early detection of patients at high risk of cancer. Customers in the Company’s molecular diagnostics segment consist primarily of physicians, hospitals and clinics. The service offerings throughout the segment have similar long-term average gross margins, contract terms, types of customers and regulatory environments. They are promoted through one centrally managed marketing group and the chief operating decision maker views their results on a combined basis.

11.	DISCONTINUED OPERATIONS

The table below presents the significant components of CSO, Group DCA’s, Pharmakon’s and TVG’s results included Income (Loss) from Discontinued Operations, Net of Tax in the consolidated statements of comprehensive income (loss) for the three-months ended March 31, 2017 and 2016.

	Three Months Ending March 31,
	2017	2016
Revenue, net	$-	$1,644

Income (loss) from discontinued operations, before tax	610	(735)
Income tax expense	54	45
Income (loss) from discontinued operations, net of tax	$556	$(780)

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The assets and liabilities classified as discontinued operations relate to CSO, Group DCA, Pharmakon, and TVG. As of March 31, 2017 and December 31, 2016, these assets and liabilities are in the accompanying balance sheets as follows:

	For the Three Months Ended			For the Year Ended
	March 31, 2017			December 31, 2016
	CSO	DCA/TVG	Total	CSO	DCA/TVG	Total
Accounts receivable. net	$-	$-	$-	$-	$-	$-
Unbilled receivable. net	-	-	-	-	-	-
Other	-	-	-	-	14	14
Current assets from discontinued operations	-	-	-	-	14	14
Property and equipment. net	-	-	-	-	-	-
Other	-	-	-	-	-	-
Long-term assets from discontinued operations	-	-	-	-	-	-
Total assets	$-	$-	$-	$-	$14	$14

Accounts payable	$868	$-	$868	$890	$-	$890
Accrued salary and bonus	51	-	51	1.272	-	1.272
Other	1,827	-	1,827	1,966	-	1,966
Current liabilities from discontinued operations	2,746	-	2,746	4,128	-	4,128
Total liabilities	$2,746	$-	$2,746	$4,128	$-	$4,128

12.	LONG-TERM DEBT

On October 31, 2014, the Company and its subsidiary, Interpace LLC, entered into an agreement to acquire RedPath (the “Transaction”). In connection with the Transaction, the Company entered into an $11.0 million, interest-free note (“RedPath Note”) payable in eight equal consecutive quarterly installments beginning October 1, 2016.

The obligations of the Company under the RedPath Note were guaranteed by the Company and its subsidiaries pursuant to a Guarantee and Collateral Agreement (the “Subordinated Guarantee”) in favor of the RedPath Equityholder Representative. Pursuant to the Subordinated Guarantee, the Company and its subsidiaries also granted a security interest in substantially all of their assets, including intellectual property, to secure their obligations to the RedPath Equityholder Representative. Based on the Company’s incremental borrowing rate under its Credit Agreement, the fair value of the RedPath Note at the date of issuance was $7.5 million. During the quarters ended March 31, 2017 and 2016, the Company accreted approximately $0.2 million and $0.2 million into interest expense, respectively, for each period. At December 31, 2016, the fair value balance of the $9.3 million Note was approximately $7.9 million and the unamortized discount was $1.4 million.

Debt Exchange for RedPath Note

On March 23, 2017, the Company entered into the Exchange Agreement with the Investor. Prior to the Company entering into the Exchange Agreement, the Investor acquired the $9.3 million face value RedPath Note for $8.9 million. The RedPath Equityholder Representative assigned all of its rights, title and interest in the RedPath Note to the Investor, including, but not limited to, its security interest in all of the assets of the Company and the assets of the Company’s subsidiaries.

Pursuant to the Exchange Agreement, the Company and the Investor agreed to exchange the RedPath Note for (i) a senior secured convertible note in the aggregate principal amount of $5.3 million (the “Exchanged Convertible Note”), which is convertible into shares of the Company’s common stock, in accordance with its terms, and (ii) a senior secured non-convertible note with an aggregate principal amount of $3.55 million (the “Exchanged Non-Convertible Note” and collectively, the “Exchanged Notes”), for a combined aggregate principal amount of $8.87 million. The Exchanged Notes ranked senior to all of the Company’s outstanding and future indebtedness, other than the indebtedness in favor of the Company’s credit line lender and were secured by a perfected security interest in all of the existing and future assets of the Company and those of the Company’s subsidiaries. Upon the reduction of 55% of the aggregate principal amount of each of the Exchanged Notes, the Investor agreed to release its security interest in its entirety. In conjunction with the extinguishment of the RedPath note, the Company recorded a fair value loss of $0.8 million.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The Exchanged Notes were scheduled to mature at 125% of the face value on the fifteenth month anniversary of the closing date, or June 22, 2018, and bore interest quarterly at one and one hundredth percent (1.01%) per annum (as could be adjusted from time to time). Under the terms of the Exchanged Notes, the Company has the right to require a redemption of a portion (not less than $500,000) or all of the applicable Exchanged Notes prior to their maturity at a price equal to 115% of the principal amount of the Exchanged Notes within the first 180 days of issuance, 120% of the principal amount of the Exchanged Notes between 180 and 270 days of issuance, and 125% of the principal amount of the Exchanged Notes after 270 days of issuance. A mandatory redemption could be required by the Investor in connection with the occurrence of an event of default or change of control. In each event, the redemption price would be subject to a premium on parity, and the Exchanged Convertible Note redemption could be subject to a premium on parity if certain unfavorable conditions existed.

The Exchanged Convertible Note was convertible into shares of the Company’s common stock. The Investor could elect to convert all or a portion of the Exchanged Convertible Note and all accrued and unpaid interest with respect to such portion, if any, into shares of common stock at a fixed conversion price of $2.44. In the event the Company sought and obtained stockholder approval to issue shares of common stock in connection with the conversion of the Exchanged Convertible Note (which determination shall be at the Company’s sole discretion) from and after the date of the Exchange Agreement, the Exchanged Convertible Note could alternatively be converted (“Alternative Conversion”) by the Investor at the greater of (i) $0.40 and (ii) lowest of (x) the applicable conversion price as in effect on the applicable conversion date of the applicable Alternative Conversion, and (y) 88% of the lowest volume-weighted average price of the common stock during the 10 consecutive trading day period ending and including the date of delivery of the applicable conversion notice. If the volume-weighted average price of the common stock exceeded 135% of the Fixed Conversion Price, or $3.29, for five consecutive trading days and no equity conditions failure then exists, the Company has the option to convert the Exchanged Convertible Note into shares of common stock at the Fixed Conversion Price. The Company could not effect the conversion of any portion of the Exchanged Convertible Note, and the Investor could not have the right to convert any portion of the Exchanged Convertible Note, to the extent that after giving effect to such conversion, the Investor together with any other persons whose beneficial ownership of the Company’s common stock could be aggregated with the Investor’s collectively would be in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion. Additionally, any such conversion would be null and void and treated as if never made. As of March 30, 2017, the Investor had converted approximately 80% of the Exchanged Convertible Note to common stock, converting $4.22 million of the Exchanged Convertible Note into 1,730,534 shares of common stock. In connection with the conversion of the Exchanged Convertible Note, the Company recorded a loss of $0.8 million.

Upon the conversion of the Exchanged Convertible Note, the Company is required to pay conversion fees of 6.5% on all amounts converted. These costs are directly related to the issuance of the Company’s shares, and as a result are recorded against equity. As of March 31, 2017, the Company incurred total conversion fees of $137,205.

In connection with the Exchanged Convertible Note and the Senior Secured Convertible Note (as described below), the Company determined there to be an embedded conversion option feature. Accordingly, the embedded conversion option contained in the Exchange Convertible Note was accounted for as a derivative liability at the date of issuance, and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivative was determined using the Black- Scholes Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivative of $208,427 was recorded as a derivative liability and was allocated as a debt discount to the Exchanged Convertible Note. At each conversion date, subsequent to the issuance of the Exchanged Convertible Note, the embedded conversion option derivative liability would be revalued, with any changes to its fair value being recorded to earnings. At March 31, 2017, the Company also revalued the embedded conversion option derivative liability resulting in a loss from the change in fair value. In connection with these revaluations, the Company recorded derivative losses of approximately $42,000 for the period ended March 31, 2017. The derivative liability as of March 31, 2017 was approximately $0.05 million and is included in other long-term liabilities in the condensed consolidated balance sheet.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

The Company incurred $459,195 of debt issuance costs, for investment banking, legal and placement fee services in connection with the Exchange Agreement. These costs are treated as a debt discount and will be amortized to interest expense over the term of the Exchanged Notes. On April 18, 2017, the Company entered into an amendment and exchange agreement (the Agreement”), with the Investor. Pursuant to the Agreement, the Company and the Investor agreed to exchange $3.55 million of the Company’s Exchanged Non-Convertible Note, dated March 23, 2017, for $3.55 million of the Company’s senior secured convertible note, dated April 18, 2017 (“the Senior Secured Convertible Note”). The Senior Secured Convertible Note is identical in all material respects to the Company’s Exchanged Convertible Note dated March 23, 2017, except for the initial conversion price and requiring stockholder approval to adjust the Conversion Price (as defined in the Senior Secured Convertible Note) or the right to substitute the Variable Price (as defined in the Senior Secured Convertible Note) for the Conversion Price, which provisions have been waived by the Investor with respect to the March Note. The initial conversion price of the Senior Secured Convertible Note is $2.20. The Investor has fully converted both convertible notes into 3.8 million shares of the Company’s common stock. The security interest has been terminated and the liens will be released upon proper termination filings. The exchange of the Exchanged Non-Convertible Note for the Senior Secured Convertible Note was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Maxim Group LLC (“Maxim”) acted as agent in connection with the exchange of the Exchanged Non-Convertible Note for the Senior Secured Convertible Note. Maxim was paid a cash fee of $0.6 million representing 6.5% of the balance of the $8.87 million Exchanged Notes.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table represents cash flows (used in) provided by the Company’s discontinued operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities of discontinued operations	$(758)	$(2.171)
Net cash (used in) provided by investing activities of discontinued operations	$-	$-

Supplemental Disclosures of Non Cash Financing Activities

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Write-off of the RedPath Note	$(8,098)	$-
Issuance of the Exchange Notes	$11,375	$-
Non-cash equity conversion costs	$(137)	$-
Debt issuance costs	$(459)	$-
Warrants issued through Termination Agreement*	$193	$-
Conversion of shares in debt exchange	$4,222	$-

* See Note 14, Equity for more details

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

14.	EQUITY

In 2017, the Company closed on three equity offerings raising gross proceeds of $12.2 million. The details are as follows:

●	On January 6, 2017, the Company completed a registered direct public offering, or the Second Registered Direct Offering, to sell 630,000 shares of its common stock at a price of $6.81 per share to certain institutional investors, which resulted in gross proceeds to the Company of approximately $4.2 million.

●	On January 25, 2017, the Company completed a registered direct public offering, or the Third Registered Direct Offering, to sell 855,000 shares of its common stock and a concurrent private placement of warrants to purchase 855,000 shares of its common stock, or the Warrants, to the same investors participating in the Third Registered Direct Offering, (the Private Placement). The Warrants and the shares of the Company’s common stock issuable upon the exercise of the Warrants were not registered under the Securities Act and were sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares of common stock sold in the Third Registered Direct Offering and the Warrants issued in the concurrent Private Placement were issued separately but sold together at a combined purchase price of $4.69 per share of common stock and accompanying Warrant. The Third Registered Direct Offering and the Private Placement together resulted in gross proceeds to the Company of approximately $4 million. The Company also used approximately $1.0 million to satisfy the obligations due to five former senior executives. See Note 6- Severance. The fair value of these warrants issued was determined using the Black-Scholes Option Pricing Model and amounted to $1,668,290. The warrants do not include any cash settlement provisions and accordingly are not liability classified. As a result, the Company is not required to revalue the warrants at each reporting date. The following table sets forth the assumptions used in the Black-Scholes Option Pricing Model to estimate the fair value of the warrants upon issuance:

Market Price	$4.33

Exercise Price	$4.69

Risk-free interest rate	1.95%

Expected volatility	124.02%

Expected life in years	5.0

Expected dividend yield	0.00%

●	On February 8, 2017, the Company completed an underwritten, confidentially marketed public offering, or the CMPO, to sell 1,200,000 shares of our common stock at a price of $3.00 per share. In addition, we granted the underwriters an option to purchase up to an additional 9% of the total number of shares of common stock sold by us in the CMPO, solely for the purpose of covering over-allotments, if any. The underwriters exercised the over-allotment option in full. The CMPO resulted in gross proceeds to us of approximately $3.9 million.

On March 23, 2017, the Company entered into the Exchange Agreement with the Investor. Prior to the Company entering into the Exchange Agreement, the Investor acquired that certain Non-Negotiable Subordinated Secured Promissory Note, dated as of October 31, 2014, as amended (the “RedPath Note”), issued by the Company and the Company’s subsidiary, Interpace, LLC, in favor of RedPath Equityholder Representative, LLC (the “RedPath Equityholder Representative”) on behalf of the former equityholders of RedPath. The RedPath Note, which was entered into in connection with the Company’s acquisition of RedPath Integrated Pathology, Inc., in October 2014, had an aggregate principal amount of $9.34 million outstanding and was acquired by the Investor for $8.87 million. The RedPath Equityholder Representative assigned all of its rights, title and interest in the RedPath Note to the Investor, including, but not limited to, its security interest in all of the assets of the Company and the assets of the Company’s subsidiaries.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

Pursuant to the Exchange Agreement, the Company and the Investor agreed to exchange the RedPath Note for (i) a senior secured convertible note in the aggregate principal amount of $5.32 million (the “Exchanged Convertible Note”), which was convertible into shares of the Company’s common stock, in accordance with its terms, and (ii) a senior secured non-convertible note with an aggregate principal amount of $3.55 million (the “Exchanged Non-Convertible Note” and collectively, the “Exchanged Notes”), for a combined aggregate principal amount of $8.87 million. The Exchanged Notes ranked senior to all of the Company’s outstanding and future indebtedness, other than the indebtedness in favor of the Company’s credit line lender and were secured by a perfected security interest in all of the existing and future assets of the Company and those of the Company’s subsidiaries. Upon the reduction of 55% of the aggregate principal amount of each of the Exchanged Notes, the Investor would release its security interest in its entirety.

The Exchanged Notes matured at 125% of the face value on the fifteenth month anniversary of the closing date, or June 22, 2018, and bore interest quarterly at one and one hundredth percent (1.01%) per annum (as may be adjusted from time to time). As of March 30, 2017, the Investor had converted approximately 80% of the Exchanged Convertible Note to common stock, converting $4.2 million of the Exchanged Convertible Note into 1,730,534 shares of common stock. On April 18, 2017 the Company and the Investor agreed to exchange the Exchanged Non-Convertible Note for a new convertible note in the same principal amount of $3.55 million. The Investor then converted the new convertible note into 1.61 million shares of the Company’s Common Stock at $2.20 per share. Accordingly, the security interest has been terminated and the liens will be released upon proper termination filings.

On, March 22, 2017, the Company entered into a Termination Agreement with the RedPath Equityholder Representative. Under the terms of the Termination Agreement, RedPath Equityholder Representative agreed to terminate all royalty and milestone rights under the contingent consideration agreement. In exchange for terminating the royalty and milestone right entered into with RedPath, the Company agreed to issue 5 year warrants to acquire an aggregate of 100,000 shares of the Company’s common stock at a fixed price of $4.69 per share. The fair value of the warrants issued was determined using the Black-Scholes Option Pricing Model and amounted to $193,037. The warrants do not include any cash settlement provisions and accordingly are not liability classified. As a result, the Company is not required to revalue the warrants at each reporting date. The following table sets forth the assumptions used in the Black-Scholes Option Pricing Model to estimate the fair value of the warrants upon issuance:

Market Price	$2.37
Exercise Price	$4.69
Risk-free interest rate	1.95%
Expected volatility	125.58%
Expected life in years	5.5
Expected dividend yield	0.00%

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting and reporting for employee share-based payment transactions. The pronouncement is effective for interim and annual periods beginning after December 31, 2016 with early adoption permitted. The adoption of the guidance in ASU No. 2016-09 in the first quarter of 2017 did not have a material impact on the Company’s consolidated financial statements.

INTERPACE DIAGNOSTICS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Tabular information in thousands, except per share amounts)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which when effective will require organizations that lease assets (e.g., through “leases”) to recognize assets and liabilities for the rights and obligations created by the leases on the balance sheet. A lessee will be required to recognize assets and liabilities for leases with terms that exceed twelve months. The standard will also require disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial position and results of operations.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contract with Customers - Narrow-Scope Improvements and Practical Expedients”. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing”. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. In August 2015, the FASB issued ASU 2015-14 deferring the effective date to annual and interim periods. In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The core principle of these ASUs are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 affect only the narrow aspects of the guidance, such as assessing the collectability criterion and accounting for contracts that do not meet the criterion, presentation of sales and other similar taxes collected from customers, non-cash consideration, and contract modifications at transition. ASU 2016-10 clarifies two aspects of the guidance: identifying performance obligations and the licensing implementation. The intention of ASU 2016-08 is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2015-14 defers the effective date to annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. ASU 2014-09 is a comprehensive new revenue recognition model for revenue from contract with customers. The Company is evaluating the potential impact of the new guidance and will adopt these ASUs when effective.

16.	OTHER SUBSEQUENT EVENTS

Brookwood MC Investors, LLC & MCII v, PDI, Inc.

On March 30, 2017, the Company received a tenancy summons and verified complaint for nonpayment of its Parsippany, New Jersey office rent. The complaint alleged amounts owing of $203,734 covering unpaid base rent of $54,075 from January through March 2017, as well as late charges, attorney’s fees, and the redeposit of a security deposit of $136,975. The plaintiff landlord sought judgement for possession of the premises. A hearing in the Superior Court of New Jersey, Morris County-Special Civil part, took place on April 21, 2017. The Company subsequently entered into a settlement agreement with the plaintiff landlord on May 9, 2017 whereas the landlord applied the security deposit against the unpaid rent and the Company agreed to a payment plan of $25,000 per month beginning in April 2017 and through September 2017 when the balance of amounts are payable in full, for the remainder of its lease which expires June 30, 2017. The first payment was made on April 28, 2017.

Nasdaq Correspondence

On April 10, 2017, the Company received written notice from the Listing Qualifications department (the “Staff”) of The NASDAQ Capital Market (“Nasdaq”) notifying the Company that based on its Form 10-K for the fiscal year ended December 31, 2016, evidencing stockholder’s equity of $6.5 million, the Staff has determined that the Company complies with Nasdaq Listing Rule 5550(b)(1) and that the matter, previously disclosed by the Company, has been closed.

Debt Exchange

On April 18, 2017, the Company entered into the Agreement, with the Investor exchanging a non-convertible note for a new convertible note for the same amount. See Note 12, Long-Term Debt for details.

INTERPACE DIAGNOSTICS GROUP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934. as amended (the Exchange Act). Statements that are not historical facts, including statements about our plans, objectives, beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “could,” “may,” “will” or similar words and expressions. These forward-looking statements are contained throughout this Form 10-Q.

Forward-looking statements are only predictions and are not guarantees of future performance. These statements are based on current expectations and assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These predictions are also affected by known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following

●	our limited operating history as a molecular diagnostics company;
●	our ability to obtain broad adoption of and reimbursement for our molecular diagnostic tests in a changing reimbursement environment;
●	whether we are able to successfully utilize our operating experience to sell our molecular diagnostic tests;
●	our dependence on a concentrated selection of payors for our molecular diagnostic tests;
●	the demand for our molecular diagnostic tests from physicians and patients;
●	our reliance on our internal sales forces for business expansion;
●	our dependence on third parties for the supply of some of the materials used in our molecular diagnostic tests;
●	our ability to scale our operations, testing capacity and processing technology;
●	our ability to meet the remaining legacy obligations of our Commercial Services, or CSO, business previously sold;
●	our ability to continue to continue to secure sufficient levels of reimbursement to continue to progress our business;
●	our ability to compete successfully with companies with greater financial resources;
●	our ability to obtain sufficient data and samples to cost effectively and timely perform sufficient clinical trials in order to support our current and future products;
●	product liability claims against us;
●	our involvement in current and future litigation against us;
●	the effect current and future laws, licensing requirements and regulation have on our business including the changing U.S. Food and Drug Administration, or the FDA, environment as it relates to molecular diagnostics;
●	the effect of potential adverse findings resulting from regulatory audits of our billing practices and the impact such results could have on our business;
●	our exposure to environmental liabilities as a result of our business;
●	the susceptibility of our information systems to security breaches, loss of data and other disruptions;
●	our ability to enter into effective electronic data interchange arrangements with our customers;
●	our billing practices and our ability to collect on claims for the sale of our molecular diagnostic tests;
●	our ability to attract and retain qualified sales representatives and other key employees and management personnel;
●	competition in the segment of the molecular diagnostics industry in which we operate or expect to operate;
●	our ability to obtain additional funds in order to implement our business models and strategies;
●	the results of any future impairment testing for other intangible assets;
●	our ability to successfully identify, complete and integrate any future acquisitions and the effects of any such items on our revenues, profitability and ongoing business;
●	our compliance with our license agreements and our ability to protect and defend our intellectual property rights;
●	our ability to maintain our listing with The Nasdaq Capital Market, despite our having received a notice of non-compliance for failing to have three independent audit committee members;
●	the effect of material weaknesses in our disclosure controls and procedures and internal controls;
●	failure of third-party service providers to perform their obligations to us; and
●	the volatility of our stock price and fluctuations in our quarterly and annual revenues and earnings.

INTERPACE DIAGNOSTICS GROUP, INC.

Please see Part I – Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as other documents we file with the U.S. Securities and Exchange Commission (SEC) from time-to-time, for other important factors that could cause our actual results to differ materially from our current expectations as expressed in the forward-looking statements discussed in this Form 10-Q. Because of these and other risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. In addition, these statements speak only as of the date of the report in which they are set forth and, except as may be required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We are a fully integrated commercial company that provides clinically useful molecular diagnostic tests and pathology services. We develop and commercialize molecular diagnostic tests and related first line assays principally focused on early detection of patients at high risk of cancer and leverage the latest technology and personalized medicine for improved patient diagnosis and management. We currently have three commercialized molecular diagnostic assays in the marketplace for which we are reimbursed by Medicare and multiple private payors: PancraGEN®, a pancreatic cyst and pancreaticobiliary solid lesion molecular test that can aid in pancreatic cyst diagnosis and pancreatic cancer risk assessment utilizing our proprietary PathFinder platform; ThyGenX®, which assesses thyroid nodules for risk of malignancy; and ThyraMIR®, which assesses thyroid nodules for risk of malignancy utilizing a proprietary gene expression assay. We are also in the process of “soft launching” while we gather additional market data, BarreGEN®, an esophageal cancer risk classifier for Barrett’s Esophagus that utilizes our PathFinder platform.

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

Additional Reimbursement Coverage During 2017

Reimbursement progress is key for any molecular diagnostic company. We made progress in obtaining both public and private reimbursement throughout 2016. We were successful in expanding the reimbursement of our products in 2016 and that has continued into 2017. Specifically we have made the following progress with payors in 2017:

●	In April 2017, we announced that UnitedHealthcare, the largest health plan in the United States, has agreed to cover our ThyraMIR® test used in assessing indeterminate thyroid nodule fine needle aspirate (FNA) biopsies. The coverage is now in effect and is subject to members’ specific benefit plan design. OurThyGenX® and ThyraMIR assays are now covered for approximately 250 million patients nationwide, including through Medicare, National, and Regional health plans.

INTERPACE DIAGNOSTICS GROUP, INC.

Recent Equity Financings

From January 6, 2017 through February 8, 2017, we completed three public offerings of common stock and a private placement of warrants, which resulted in aggregate gross proceeds to us of approximately $12.2 million. A description of the financings is as follows:

●	On January 6, 2017, we completed a registered direct public offering, or the Second Registered Direct Offering, to sell 630,000 shares of our common stock at a price of $6.81 per share to certain institutional investors. The Second Registered Direct Offering resulted in gross proceeds to us of approximately $4.2 million. We are using the net proceeds from the Second Registered Direct Offering for working capital, repayment of indebtedness and general corporate purposes. In addition, we granted each institutional investor who participated in the Second Registered Direct Offering the right, for a period of 15 months following January 6, 2017, or until April 6, 2018, to participate in any public or private offering by us of equity securities, subject to certain exceptions, up to such investor’s pro rata portion of 50% of the securities being offered.

●	On January 25, 2017, we completed a registered direct public offering, or the Third Registered Direct Offering, to sell 855,000 shares of our common stock and a concurrent private placement of warrants to purchase 855,000 shares of our common stock, or the Warrants, to the same investors participating in the Third Registered Direct Offering, (the Private Placement). The Warrants and the shares of our common stock issuable upon the exercise of the Warrants were not registered under the Securities Act and were sold pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The shares of common stock sold in the Third Registered Direct Offering and the Warrants issued in the concurrent Private Placement were issued separately but sold together at a combined purchase price of $4.69 per share of common stock and accompanying Warrant. The Third Registered Direct Offering and the Private Placement together resulted in gross proceeds to us of approximately $4 million. We are using the net proceeds from the Third Registered Direct Offering for working capital, repayment of indebtedness and general corporate purposes and also used approximately $1.0 million to satisfy the obligations due to the five former senior executives.

●	On February 8, 2017, we completed an underwritten, confidentially marketed public offering, or the CMPO, to sell 1,200,000 shares of our common stock at a price of $3.00 per share. In addition, we granted the underwriters an option to purchase up to an additional 9% of the total number of shares of common stock sold by us in the CMPO, solely for the purpose of covering over-allotments, if any. The underwriters exercised the over-allotment option in full. The CMPO resulted in gross proceeds to us of approximately $3.9 million. We are using the proceeds from the CMPO for working capital, repayment of indebtedness and liabilities and for general corporate purposes.

DESCRIPTION OF REPORTING SEGMENTS

We currently operate under one operating segment, which is our molecular diagnostic business. Until December 22, 2015 prior to the sale of the CSO business, we operated under two reporting segments: Commercial Services and Interpace Diagnostics. The CSO business is reported as discontinued operations in all periods presented.

INTERPACE DIAGNOSTICS GROUP, INC.

Interpace Diagnostics

We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

Our revenue is generated using our proprietary tests and related services. Our performance obligation is fulfilled upon the completion, review and release of test results. In conjunction with fulfilling these services, we bill the third-party payor or hospital. We recognize our revenue related to billings for Medicare, Medicare Advantage, and hospitals on an accrual basis, net of contractual adjustment, when a contract is in place, a reliable pattern of collectability exists and collectability is reasonably assured. Contractual adjustments represent the difference between the list prices and the reimbursement rate set by Medicare and Medicare Advantage, the contractual rate or the amounts agreed to with hospitals.

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

INTERPACE DIAGNOSTICS GROUP, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data. The trends illustrated in this table may not be indicative of future results.

Condensed Consolidated Results of Continuing Operations for the Quarter Ended March 31, 2017 Compared to the Quarter Ended March 31, 2016 (in thousands)

	Three Months Ended
	March 31,
	2017	2017	2016	2016

Revenue, net	$3,470	100.0%	$3,035	100.0%
Cost of revenue	1,771	51.0%	1,179	38.8%
Gross profit	1,699	49.0%	1,856	61.2%
Operating expenses:
Sales and marketing	1,136	32.7%	1,547	51.0%
Research and development	306	8.8%	323	10.6%
General and administrative	1,522	43.9%	2,816	92.8%
Acquisition related amortization expense	813	23.4%	970	32.0%
Change in fair value of contingent consideration	(5,776)	-166.5%	-	-
Total operating expenses	(1,999)	-57.6%	5,656	186.4%

Operating income (loss)	3,698	106.6%	(3,800)	-125.2%
Interest expense	(254)	-7.3%	(203)	-6.7%
Loss on extinguishment of debt	(1,547)	-44.6%	-	-
Other income (expense), net	(36)	-1.0%	6	0.2%
Income (loss) from continuing operations before tax	1,861	53.6%	(3,997)	-131.7%
Provision for income tax	3	0.1%	9	0.3%
Income (loss) from continuing operations	1,858	53.5%	(4,006)	-132.0%
Income (loss) from discontinued operations, net of tax	556	16.0%	(780)	-25.7%
Net income (loss)	$2,414	69.6%	$(4,786)	-157.7%

Revenue, net

Consolidated revenue for the three months ended March 31, 2017 increased by $0.5 million, or 14.3%, to $3.5 million, compared to $3.0 million for the three months ended March 31, 2016. This increase was principally attributable to increased test and collection volume for our thyroid tests.

Cost of revenue

Consolidated cost of revenue for the three months ended March 31, 2017 increased by $0.6 million or 50.2%. This increase was primarily driven by an increase in lab supplies expense for the period of $0.3 million and an increase in royalty expense of $0.1 million. As a percentage of revenue cost of revenue increased to 51.0% as compared to 38.8% in the comparable prior year period.

Gross profit

Consolidated gross profit for the three months ended March 31, 2017 decreased $0.2 million, or 8.5%, to $1.7 million, compared to $1.9 million for the three months ended March 31, 2016. This decrease was primarily related to the increase in lab supplies expense and royalty expense as discussed above.

Sales and marketing expense

Sales and marketing expense was $1.1 million for the three months ended March 31, 2017 and as a percentage of revenue was 32.7%. For the three months ended March 31, 2016, the sales and marketing expense was $1.5 million and 51.0% as a percentage of revenue. The decrease in sales and marketing expense principally reflects a reduction in sales personnel and the consolidation of marketing activities and the percentage of revenue decline is also a function of the growth in revenues.

INTERPACE DIAGNOSTICS GROUP, INC.

Research and development

Research and development expense reflects clinical and research costs for supplies, laboratory tests and evaluations, scientific and administrative staff involved in clinical research, statistical research and product development related to new tests, products and programs. These costs totaled $0.3 million for the three months ended March 31, 2017 and as a percentage of revenue were 8.8%. For the three months ended March 31, 2016 the expense was $0.3 million and as a percentage of revenue was 10.6%. The decrease as a percentage of revenue was primarily due to increased revenues.

General and administrative

General and administrative expense for the three months ended March 31, 2017 was $1.5 million as compared to $2.8 million for the three months ended March 31, 2016. This decrease was primarily attributable to reversal of severance accruals of $1.5 million partially offset by an increase in professional services expenses.

Acquisition related amortization expense

During the three months ended March 31, 2017 and March 31, 2016, we recorded amortization expense of approximately $0.8 million and $1.0 million, respectively. This relates to the amortization for RedPath and Asuragen acquired intangible assets. The decrease relates to the impact of certain intangibles being fully written off in 2016, as a result the amortization expense is reduced going forward.

Change in fair value of contingent consideration

During the three months ended March 31, 2017, there was a $5.8 million reduction in contingent consideration liability related to amounts associated with future royalty payments for the assets acquired from Redpath. See Note 5 to the Consolidated Financial Statements for more details.

Operating income (loss)

There was operating income from continuing operations of $3.7 million for the three months ended March 31, 2017 and an operating loss during the three months ended March 31, 2016 of $3.8 million. The increase in operating income for the three months ended March 31, 2017 was primarily attributable to the reversal of our Redpath contingent consideration liability of $5.8 million. Without the reversal of contingent consideration the operating income from continuing operations for the three months ended March 31, 2017 would have been an operating loss of $2.1 million comparable to the $3.8 million operating loss in 2016.

Provision for income taxes

We had income tax expense of approximately $3,000 for the three months ended March 31, 2017. We had income tax expense of approximately $9,000 for the three months ended March 31, 2016. Income tax expense for both periods was primarily due to minimum state and local taxes.

Income (loss) from discontinued operations, net of tax

We had income from discontinued operations of $0.6 million for the three months ended March 31, 2017 and a loss from discontinued operations of $0.8 million for the three months ended March 31, 2016. The income from discontinued operations for the quarter ended March 31, 2017 was primarily related to a reversal of severance expense of $0.5 million. The loss from discontinued operations for the three months ended March 31, 2016 was primarily related to the accrual of severance expense.

INTERPACE DIAGNOSTICS GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2017, we had operating income of $3.7 million. As of March 31, 2017, we had cash and cash equivalents of $7.1 million and current liabilities of $13.0 million.

It is anticipated that we may require additional capital to fund our operations in the future. There is no guarantee that additional capital can be raised to fund our operations in 2017 and beyond. We intend to meet our capital needs by driving revenue growth, containing costs as well as exploring other options.

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

Additionally, on March 23, 2017, we completed the exchange of the RedPath Note, which was acquired by the Investor, for two new Exchanged Notes aggregating $8.9 million. The Exchanged Notes consisted of (i) a senior secured convertible note in the aggregate principal amount of $5.3 million which was convertible into shares of our common stock, in accordance with its terms, and (ii) a senior secured non-convertible note with an aggregate principal amount of $3.6 million. The Exchanged Notes ranked senior to all of our outstanding and future indebtedness, other than the indebtedness in favor of our credit line lender and were secured by a perfected security interest in all of our existing and future assets and those of our subsidiaries. Upon the reduction of 55% of the aggregate principal amount of each of the Exchanged Notes, the Investor agreed to release its security interest in its entirety. On April 18, 2017, the institutional investor exchanged the $3.6 million secured note for a $3.6 million secured convertible note issued by the Company. On April 18, 2017, the investor fully converted the notes into shares of the Company’s common stock. The security interest has been terminated and the liens will be released upon proper termination filings.

On September 28, 2016, the Company and its wholly owned direct and indirect subsidiaries, Interpace LLC and Interpace Diagnostics Corporation, entered into the Credit Agreement with SCM Specialty Finance Opportunities Fund, L.P., or the Lender. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide a revolving loan, or the Loan, to us in the maximum principal amount of $1.2 million. The maturity date of the Loan is September 28, 2018. The Loan bears interest at an annual rate equal to the Prime Rate (as defined in the Credit Agreement) plus 2.75%, payable in cash monthly in arrears. The interest rate will be increased by 5.0% in the event of a default under the Credit Agreement. We have not yet drawn down on the credit facility.

As of March 31, 2017, the Company had not borrowed any funds under the Credit Agreement.

During the three months ended March 31, 2017, net cash used in operating activities was $4.1 million, of which $3.3 million was used in continuing operations and $0.8 million was used in discontinued operations. The main component of cash used in operating activities during the three months ended March 31, 2017 was a decrease in accrued payroll of $1.6 million and accrued liabilities of $0.7 million. During the three months ended March 31, 2016, net cash used in operating activities was $4.0 million, of which $1.8 million was used in continuing operations and $2.2 million was used in discontinued operations. The main component of cash used in operating activities during the three months ended March 31, 2016 was our loss from continuing operations of $4.0 million.

There was no net cash from investing activities for either period.

For the three months ended March 31, 2017, there was net cash provided from financing activities of $10.7 million, which resulted from the issuance of common stock in our three direct offerings completed in the first quarter of 2017. For the three months ended March 31, 2016, there was no cash from financing activities.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2017 as a result of material weaknesses. Specifically, as of March 31, 2017, the following material weaknesses existed:

●	We lack a sufficient complement of personnel to appropriately account for, review, and disclose the completeness and accuracy of transactions entered into by the Company.

●	We lack sufficient qualified resources to ensure the appropriate design and operating effectiveness of our internal control over financial reporting. Specifically, ineffective monitoring controls related to our accounting and reporting functions around management review were not adequately designed and/or operating effectively and can result in adjustments to our financial statements and disclosures.

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

INTERPACE DIAGNOSTICS GROUP, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

“Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K filed on March 31, 2017 includes a discussion of our legal proceedings, as does Note 6 to the accompanying condensed consolidated financial statements. During the fiscal quarter ended March 31, 2017, there have been no material changes from the proceedings discussed in our Form 10-K except as follows:

Brookwood MC Investors, LLC & MCII v, PDI, Inc.

On March 30, 2017, the Company received a tenancy summons and verified complaint for nonpayment of its Parsippany, New Jersey office rent. The complaint alleged amounts owing of $203,734 covering unpaid base rent of $54,075 from January through March 2017, as well as late charges, attorney’s fees, and the redeposit of a security deposit of $136,975. The plaintiff landlord sought a judgement for possession of the premises. A hearing in the Superior Court of New Jersey, Morris County-Special Civil part, took place on April 21, 2017. The Company subsequently entered into a settlement agreement with the plaintiff landlord on May 9, 2017 whereas the landlord applied the security deposit against the unpaid rent and the Company agreed to a payment plan of $25,000 per month beginning in April 2017 and through September 2017 when the balance of amounts due are payable in full for the remainder of its lease which expires June 30, 2017. The first payment was made on April 28, 2017.

Prolias Technologies, Inc. v. PDI, Inc.

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

Swann v. Akorn, Inc., and Interpace Diagnostics Group, Inc.

On May 27, 2016, Michael J. Swann, one of the Company’s former employees, filed a complaint against the Company in the Court of Common Pleas of the Fifth Judicial Circuit in South Carolina in a matter entitled Michael J. Swann v. Akorn, Inc.(“Akorn”), and Interpace Diagnostic Group Inc. (Civil Action No. 2016-CP-40-03362). Mr, Swann sought damages in an amount no less than $300,000. The Company had denied that it was liable to Mr. Swann for any of the claims asserted. On May 10, 2017 the Company received a settlement letter and paid the plaintiff $3,000.

Item 1A. Risk Factors.

There have been no material changes during the period covered by this Form 10-Q to the risk factors previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K filed on March 31, 2017 and as amended on April 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2017, the institutional investor who was the holder of the RedPath Note, which had an outstanding principal balance of $9.4 million and which such investor had acquired for $8.87 million, exchanged the RedPath Note for the Company’s Exchanged Non-Convertible Note with a principal balance of $3.55 million and the Company’s Exchanged Convertible Note with a principal balance of $5.32 million. Such exchange was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Subsequently on April 18, 2017, the institutional investor exchanged the Exchanged Non-Convertible Note with a principal balance of $3.55 million for the Company’s Exchanged Convertible Note with a principal balance of $3.55 million. Such exchange was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Such institutional investor has exercised its rights to convert both Exchanged Convertible Notes into the Company’s common stock, as described in the table below. Through these conversions, the outstanding amount of the Exchanged Convertible Notes was reduced to zero. The issuance of the shares of common stock upon conversion of the Exchanged Convertible Notes was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

	Amount of Exchanged	Shares of	Conversion
Date of	Convertible Note,	company	price
Conversion	so converted	stock issued	per share
March 23, 2017	$122,000	50,000	$2.44
March 28, 2017	25,000	10,248	2.44
March 29, 2017	1,275,000	522,648	2.44
March 30, 2017	2,799,663	1,147,638	2.44
April 3, 2017	200,000	81,992	2.44
April 18, 2017	900,000	369,126	2.44
April 18, 2017	3,547,775	1,613,777	2.20
Totals	$8,869,438	3,795,429

Item 6. Exhibits

Exhibit No.	Description

1.1 *	Underwriting Agreement, dated as of February 3, 2017, by and between Interpace Diagnostics Group, Inc. and Maxim Group LLC, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2017.

4.1 *	Form of Prepaid Common Stock Purchase Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2017.

4.2 *	Form of Common Stock Purchase Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.

4.1*	Senior Secured Note, dated March 23, 2017, by Interpace Diagnostics Group, Inc. in favor of Hudson Bay Master Fund Ltd. , incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

4.2 *	Senior Secured Convertible Note, dated March 23, 2017, by Interpace Diagnostics Group, Inc. in favor of Hudson Bay Master Fund Ltd. , incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

4.3*	Form of Common Stock Purchase Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.1 *	Placement Agency Agreement dated January 3, 2017, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2017.

10.2 *	Form of Securities Purchase Agreement dated January 3, 2017, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2017.

10.3 *	Amended and Restated Placement Agency Agreement effective as of January 3, 2017, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K/A, filed with the SEC on January 5, 2017.

10.3 *	Form of Amendment to Securities Purchase Agreement effective as of January 3, 2017, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K/A, filed with the SEC on January 5, 2017.

10.4 *	Placement Agency Agreement dated January 20, 2017, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.

10.5 *	Form of Securities Purchase Agreement dated January 20, 2017, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2017.

10.6 *	Exchange Agreement, dated as of March 22, 2017, by and between Interpace Diagnostics Group, Inc. and Hudson Bay Master Fund Ltd., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.7 *	Termination Agreement, dated as of March 22, 2017, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC, Interpace Diagnostics Corporation, PDI Biopharma, LLC, Group DCA, LLC, Interpace Diagnostics Lab, Inc. and RedPath Equityholder Representative, LLC, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.8 *	Amended and Restated Security and Pledge Agreement, dated as of March 23, 2017, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and Interpace Diagnostics Corporation and Hudson Bay Master Fund Ltd. , incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2017.

10.9 *	Amended and Restated Intellectual Property Security Agreement, dated as of March 23, 2017, by and among Interpace Diagnostics Group, Inc., Interpace Diagnostics, LLC and Interpace Diagnostics Corporation and Hudson Bay Master Fund Ltd. , incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2017.

10.10 *	Amended and Restated Guaranty, dated as of March 23, 2017, by Interpace Diagnostics, LLC and Interpace Diagnostics Corporation in favor of Hudson Bay Master Fund Ltd. , incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

+	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference to any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

*	previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2017	Interpace Diagnostics Group, Inc.
(Registrant)

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer
(Principal Executive Officer)

/s/ James Early
James Early
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

